Form 10-Q
period 1997-09-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1997-11-14
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            13-3949418
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                            10022
---------------------------------------                     ------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SUMMIT TAX EXEMPT L.P. II
       (One of three limited partnerships which consolidated on October 1,
           1997 to form Charter Municipal Mortgage Acceptance Company)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                   September 30,   December 31,
                                                       1997            1996
                                                   ------------    ------------
ASSETS
Participating first mortgage bonds-at fair value   $148,143,267    $148,123,426
Temporary investments                                         0       3,600,000
Cash and cash equivalents                             4,184,277         249,192
Interest receivable, net                                450,087         735,343
Promissory notes receivable, net                        602,967         275,572
Deferred bond selection fees, net                     1,666,401       1,804,942
Due from affiliate                                            0          84,225
Other assets                                             10,168          23,775
                                                   ------------    ------------

Total assets                                       $155,057,167    $154,896,475
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                                 $    364,441    $    394,259
   Accrued expenses                                      39,186         107,421
   Due to affiliates                                    351,813          72,194
   Distributions payable to partners                  2,427,981               0
                                                   ------------    ------------

Total liabilities                                     3,183,421         573,874
                                                   ------------    ------------

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                        158,222,585     160,622,463
   General Partners                                    (233,237)       (184,260)
   Net unrealized loss on participating
     first mortgage bonds                            (6,115,602)     (6,115,602)
                                                   ------------    ------------

Total partners' capital                             151,873,746     154,322,601
                                                   ------------    ------------

Total liabilities and partners' capital            $155,057,167    $154,896,475
                                                   ============    ============

                 See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                              STATEMENTS OF INCOME
                                   (unaudited)

                                 ======================  =======================
                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                 ----------------------  -----------------------
                                    1997        1996        1997         1996
                                 ----------------------  -----------------------
Revenues:

   Interest income:
     Participating first
       mortgage bonds            $2,872,542  $2,941,404  $ 8,527,121  $8,906,188
     Temporary investments           32,831      34,843      105,977      98,646
     Promissory notes                13,463       6,376       31,542      15,333
                                 ----------  ----------  -----------  ----------

     Total revenues               2,918,836   2,982,623    8,664,640   9,020,167
                                 ----------  ----------  -----------  ----------

Expenses:

   Management fees                  202,656     202,656      607,968     607,968
   Loan servicing fees              102,161     101,882      303,152     303,431
   General and administrative       158,677     142,852      351,911     353,476
   Amortization of deferred
     bond selection fees             46,180      46,181      138,541     138,541
   Loss on impairment
     of assets                            0           0            0   1,500,000
                                 ----------  ----------  -----------  ----------

     Total expenses                 509,674     493,571    1,401,572   2,903,416
                                 ----------  ----------  -----------  ----------

Net Income                       $2,409,162  $2,489,052  $ 7,263,068  $6,116,751
                                 ==========  ==========  ===========  ==========

Allocation of Net
   Income:

   BUC$holders                   $2,360,979  $2,439,271  $ 7,117,807  $5,994,416
                                 ==========  ==========  ===========  ==========

   General Partners              $   48,183  $   49,781  $   145,261  $  122,335
                                 ==========  ==========  ===========  ==========

Net Income per BUC               $      .26  $      .27  $       .78  $      .66
                                 ==========  ==========  ===========  ==========


                See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)


                       ---------------------------------------------------------
                                                                 Net Unrealized
                                                                     Loss on
                                                                  Participating
                                                       General        First
                           Total        BUC$holders    Partners   Mortgage Bonds
                       ---------------------------------------------------------

Partners' capital
   (deficit) -
   January 1, 1997     $154,322,601    $160,622,463    $(184,260)  $(6,115,602)
Net Income                7,263,068       7,117,807      145,261             0
Distributions            (9,711,923)     (9,517,685)    (194,238)            0
                       ------------    ------------    ---------   -----------
Partners' capital
   (deficit) -
   September 30, 1997  $151,873,746    $158,222,585    $(233,237)  $(6,115,602)
                       ============    ============    =========   ===========


                See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                             STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                        =======================
                                                          Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           1997        1996
                                                        -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received, net                                  $8,900,237   $9,132,495
Amount received which was due from affiliate                84,225            0
Fees and expenses paid                                  (1,038,040)    (926,587)
                                                        ----------   ----------

Net cash provided by operating activities                7,946,422    8,205,908
                                                        ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale (purchase) of temporary investments             3,600,000   (1,400,000)
Loans made to properties                                  (421,600)    (300,000)
Principal payments received from loans made to
   properties                                               94,205       40,794
                                                        ----------   ----------

Net cash provided by (used in) investing activities      3,272,605   (1,659,206)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to partners                          (7,283,942)  (7,283,942)
                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents     3,935,085     (737,240)
Cash and cash equivalents at beginning of period           249,192      972,889
                                                        ----------   ----------
Cash and cash equivalents at end of period              $4,184,277   $  235,649
                                                        ==========   ==========

SCHEDULE RECONCILING NET INCOME TO
   NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
Net income                                              $7,263,068   $6,116,751
                                                        ----------   ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Loss on impairment of assets                                     0    1,500,000
Amortization of deferred bond selection fees               138,541      138,541
Amortization of deferred income                            (49,659)     (49,659)


                See accompanying notes to financial statements

                             SUMMIT TAX EXEMPT L.P. II
       (One of three limited partnerships which consolidated on October 1,
              1997 to form Charter Municipal Mortgage Acceptance Company)
                              STATEMENTS OF CASH FLOW
                                    (continued)
                                    (unaudited)

                                                      =========================
                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1997           1996
                                                      -------------------------

Changes in:
   Interest receivable, net                               285,256       161,987
   Promissory notes receivable, net                             0        21,620
   Other assets                                            13,607       (24,614)
   Accrued expenses                                       (68,235)       40,899
   Deferred income                                              0       (21,620)
   Due from affiliates                                     84,225             0
   Due to affiliates                                      279,619       322,003
                                                      -----------   -----------

Total adjustments                                         683,354     2,089,157
                                                      -----------   -----------

Net cash provided by operating activities             $ 7,946,422   $ 8,205,908
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURES OF
   NONCASH ACTIVITIES:

   Distributions to partners                          $(9,711,923)  $(7,283,942)
   Increase in distributions payable to partners        2,427,981             0
                                                      -----------   -----------
   Distributions paid to partners                     $(7,283,942)  $(7,283,942)
                                                      ===========   ===========


                See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

NOTE 1 - General

The accompanying financial statements are being filed by Charter Municipal Mortgage Acceptance Company ("CharterMac") on behalf of Summit Tax Exempt L.P. II ("Summit II"), one of three limited partnerships which consolidated on October 1, 1997 to form CharterMac. These financial statements reflect only the financial position and results of operations of Summit II; for information regarding the consolidation and pro forma financial information of CharterMac, see Note 4.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments, (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit II as of September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Summit II's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997.

Management of Summit II does not believe that these new standards will have a material effect on Summit II's or CharterMac's reported operating results, per unit amounts, financial position or cash flow.

Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)


NOTE 2 - Participating First Mortgage Bonds ("FMBs")

Summit II accounts for its investments in the FMBs as "available for sale" debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital.

Because the FMBs are not readily marketable, Summit II estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by Summit II's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

Effective January 1, 1997, forbearance agreements with respect to the Suntree and Players Club FMBs were modified and extended due to a continuing weak rental market and to ensure that real estate tax payments and capital improvements are made. Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, it is expected that the stated rate of 8% will be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement entered into in August 1995, the obligor of the Sunset Downs FMB transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB. With respect to the Sunset Downs FMB, Summit II paid certain insurance premiums on January 31, 1997 in the amount of approximately $92,000. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Downs FMB is currently paying interest based on cash flow generated from operations.

As of February 1, 1997, the Cedar Pointe FMB was formally and permanently modified to provide for a new base interest rate of 7% and a contingent interest rate of up to 6% payable from 25% of cash flow or sale or refinancing proceeds. In addition, the FMB modification calls for the discharge of any accrued and unpaid primary contingent interest, primary deferred interest, supplemental contingent interest, supplemental deferred interest and construction period deferred and contingent interest through September 15, 1996, whether payable before, on, or after September 15, 1996. In addition, the maturity of the FMB was extended to 2017 and the mandatory redemption call date extended from 1999 to 2006.

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)


On May 12, 1997, Summit II loaned the obligor of the Players Club FMB $280,000 to cover its shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note bears interest at an annual rate of 8%, is self-amortizing beginning July 1, 1997 in 48 equal monthly installments of $6,835.62 and matures on June 1, 2001.

On August 1, 1997, Summit II loaned the obligor of the Bay Club FMB $66,600 to fund its painting and other required maintenance of the underlying property. The note bears interest at an annual rate of 9%, requires interest only payments through October 1, 1997, is self amortizing beginning November 1, 1997 in 28 equal monthly installments of $2,645.93 and matures on February 1, 2000.

On August 19, 1997, Summit II loaned the obligor of the Sunset Downs FMB $75,000 to fund a capital improvement account. The note bears interest at an annual rate of 8%, requires an interest only payment on September 1, 1997, is self amortizing beginning October 1, 1997 in 48 equal monthly installments of $1,830.97 and matures on September 1, 2001.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,087,000 and $908,000 for the nine months ended September 30, 1997 and 1996, respectively.

The cost basis of the FMBs at September 30, 1997 and December 31, 1996 was $154,258,869 and $154,239,028, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $951,666 and $7,067,268, respectively, at both September 30, 1997 and December 31, 1996.

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

         Descriptions of the FMBs owned by Summit II at September 30, 1997 are as follows:

                                      Annualized
                                     Interest Rate
                                     Paid for the
                                      nine months      Minimum                                                           Carrying
                                         ended       Pay Rate at    Stated                                               Amount at
                                     September 30,  September 30,  Interest                  Maturity                  September 30,
Property          Location               1997*          1997*        Rate*     Call Date       Date     Face Amount        1997(G)
--------          ----------------   -------------  ------------   --------    ----------   ----------  ------------   ------------
Bay Club          Mt. Pleasant, SC       7.98%(D)       8.25%(D)     8.25%     Sept. 2000   Sept. 2006  $  6,400,000   $  6,154,429
Loveridge         Contra Costa, CA       5.42           (B)          8.00      Nov. 1998    Nov. 2006      8,550,000      6,826,198
The Lakes         Kansas City, MO        5.59 (H)       4.87         4.87      Dec. 2006    Dec. 2006     13,650,000     10,101,816
Crowne Pointe     Olympia, WA            8.00           8.00         8.00      Dec. 1998    Dec. 2006      5,075,000      5,322,225
Orchard Hills     Tacoma, WA             8.00           8.00         8.00      Dec. 1998    Dec. 2006      5,650,000      5,842,439
Highland Ridge    St. Paul, MN           7.25           7.25 (F)     8.00      Feb. 1999    Feb. 2007     15,000,000     12,971,183
Newport Village   Tacoma, WA             8.52 (C)       8.00         8.00      Jan. 1999    Jan. 2007     13,000,000     12,843,816
Sunset Downs      Lancaster, CA          4.67           (B)          8.00      May  1999    May  2007     15,000,000     11,306,665
Willow Creek      Ames, IA               8.00           8.00         8.00      Oct. 1999    Oct. 2006      6,100,000      6,019,067
Cedar Pointe      Nashville, TN          7.00           7.00         7.00      Apr. 2006    Apr. 2017      9,500,000      8,423,412
Shannon Lake      Atlanta, GA            6.00           6.00 (F)     8.00      Jun. 1999    Jun. 2007     12,000,000     10,920,358
Bristol Village   Bloomington, MN        8.55(C)(E)     8.00         8.00      Jun. 1999    Jun. 2005     17,000,000     17,254,892
Suntree           Ft. Myers, FL          6.61           6.50 (F)     8.00      Jul. 1999    Jul. 2007      7,500,000      7,387,848
River Run         Miami, FL              9.31 (E)       8.00         8.00      Aug. 1999    Aug. 2007      7,200,000      7,457,110
Pelican Cove      St. Louis, MO          7.50           (B)          8.00      Feb. 1999    Feb. 2007     18,000,000     16,907,362
Players Club (A)  Ft. Myers, FL          6.31           6.25 (F)     8.00      Aug. 1999    Aug. 2007      2,500,000      2,404,447
                                                                                                        ------------   ------------
                                                                                                        $162,125,000   $148,143,267
                                                                                                        ============   ============

*The annualized interest rate paid represents the interest recorded by Summit II while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of Summit II, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C)  Includes receipt of deferred base interest related to prior periods.
(D) The minimum pay rate on the FMB increased in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(E)  Includes receipt of primary contingent interest.
(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.
(G)  The FMBs are carried at their estimated fair value at September 30, 1997.
(H)  Includes receipt of primary and supplemental contingent interest.

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)


NOTE 3 - Related Parties

Prudential-Bache Properties, Inc. ("PBP") and the Related General Partner (collectively, the "General Partners") and their affiliates performed services through September 30, 1997 for Summit II which included, but were not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The costs and expenses were:

                                     ===================   =====================
                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                     -------------------   ---------------------
                                       1997       1996        1997        1996
                                     -------------------   ---------------------
PBP and affiliates:
   Management fee                    $101,328   $101,328   $  303,984   $303,984
   General and administrative          23,448     17,848       58,170     51,526
                                     --------   --------   ----------   --------
                                      124,776    119,176      362,154    355,510
                                     --------   --------   ----------   --------
Related General Partner
   and affiliates:
   Management fee                     101,328    101,328      303,984    303,984
   Loan servicing fees                102,161    101,882      303,152    303,431
   General and administrative          34,913      1,942       66,222     30,112
                                     --------   --------   ----------   --------
                                      238,402    205,152      673,358    637,527
                                     --------   --------   ----------   --------
                                     $363,178   $324,328   $1,035,512   $993,037
                                     ========   ========   ==========   ========

An affiliate of the Related General Partner received loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

The General Partners were paid, in the aggregate, an annual management fee (see above) equal to .5% of the original amount invested in FMBs.

During January and February of 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of Summit II's temporary investments. This account was maintained in accordance with the Partnership Agreement.

PSI owned 87,015 BUC$ at September 30, 1997.

The Players Club property (securing a $2,500,000 FMB in Summit II) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of Summit II.

The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

As of September 30, 1997, the original owners of the underlying properties and obligors of the Pelican Cove, Loveridge and Sunset Downs FMBs have been replaced with affiliates of the Related General Partner who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for each of the FMBs.

NOTE 4 - Subsequent Events

In November 1997, distributions of approximately $2,379,000 and $49,000 which were declared in September 1997, were paid to the BUC$holders and General Partners, respectively, for the quarter ended September 30, 1997.

Previous quarterly and annual reports by Summit II have disclosed the commencement and status of the putative class actions captioned Kinnes, et al.
v. Prudential Securities Group, Inc., et al., CV-93-654 (D.Az.), Connelly, et. al v. Prudential-Bache Securities, Inc., et al. 93 Civ. 713 (D. Az.), and Levine
v. Prudential-Bache Properties, Inc., et. al. 92 Civ. 52 (N.D., Ill.). These putative class actions were transferred along with certain other cases, by the Judicial Panel on Multidistrict Panel to a single judge of the United States District Court for the Southern District Court of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket No. 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered in December 1996 into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement dated June 18, 1997 (the "Solicitation Statement") describing in detail the Consolidation (defined below) and other transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the Solicitation Statement and class notice were mailed to BUC$holders of Summit II and the fairness hearing was held on August 28, 1997. Less than one-third of the BUC$holders in each of the three partnerships which are part of the Consolidation objected to the Consolidation. The Court issued its final order approving the Related Settlement on August 28, 1997.

On October 1, 1997, as part of the settlement of the Class Action, Summit Tax Exempt Bond Fund, L.P., Summit II, and Summit Tax Exempt L.P. III, three limited partnerships (the "Partnerships") co-sponsored by PBP and affiliates of Related Capital Company ("RCC"), an affiliate of Summit II, consolidated (the "Consolidation") to form CharterMac, a Delaware Business Trust which will specialize in the financing of tax-exempt multifamily housing. Pursuant to the Consolidation, CharterMac issued shares to all partners in each of the Partnerships and commenced trading on the American Stock Exchange on October 1, 1997, under the stock symbol "CHC". There are 20,587,476 shares currently outstanding. The terms of the Consolidation are more fully described in CharterMac's Solicitation Statement.

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)


CharterMac is governed by a board of five managing trustees, three of whom are affiliated with RCC. CharterMac has engaged Related Charter LP, an affiliate of RCC, (the "Manager") to manage its day-to-day affairs. The Manager will provide to CharterMac substantially the same services that were provided to the Partnerships by the general partners. The Manager will also serve as the general partner of CharterMac for tax purposes. As part of the Consolidation, the Manager acquired PBP's general partner interest in each of the Partnerships, and contributed one-half of such interest back to the Partnerships prior to the Consolidation.

For financial accounting and reporting purposes, the Consolidation is being accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in CharterMac, in this case Summit II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Summit II's assets and liabilities will be recorded by CharterMac at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values, for each Partnership as set forth in the Solicitation Statement.

On a pro forma basis if the Consolidation had occurred on September 30, 1997, CharterMac would have had total assets (principally FMBs) of approximately $333 million and shareholders' equity of approximately $308 million. For the income statements, if the Consolidation had occurred at January 1, 1997, CharterMac's total revenues for the nine months ended September 30, 1997 would have been approximately $18.2 million, net income approximately $15.3 million and net income per share approximately $.70. If the Consolidation had occurred on January 1, 1996, CharterMac's total revenues for the nine months ended September 30, 1996 would have been approximately $19.0 million, net income approximately $14.5 million and net income per share approximately $.66. This pro forma financial data does not purport to represent what CharterMac's financial position or results of operations would actually have been had the Consolidation in fact occurred on such dates or is such data necessarily indicative of CharterMac's financial position or results of operations for any future date or period.

Upon the Consolidation on October 1, 1997, CharterMac increased an existing $15 million credit facility ("the Credit Facility") previously entered into by Summit Tax Exempt Bond Fund, L.P. with a third party unaffiliated lender and which was assumed by CharterMac under an Amendatory Agreement. Such increase was in the amount of $2,500,000 over the existing outstanding balance of $13,681,866. Proceeds of the additional borrowing were used to pay costs incurred in the Consolidation. Other terms and conditions of the Credit Facility remained substantially the same.

On October 2, 1997, the Manager signed a conditional commitment letter with Capital Markets Assurance Corporation ("CapMAC") for a revolving credit enhancement facility (the "Facility") for up to $150 million which will enable a subsidiary of CharterMac to issue low cost AAA rated certificates ("Low Floater Certificates") that will receive tax exempt distributions payable based upon weekly remarketing. The Facility is expected to close in December, 1997 although no assurance can be given regarding the timing of such event.

                            SUMMIT TAX EXEMPT L.P. II
    (One of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)


Until the CapMAC facility is closed, Goldman Sachs & Company has agreed to open a Margin Account ("Margin Acount") for CharterMac at prevailing rates of interest for such accounts. It is expected that the Credit Facility will be refinanced with proceeds of the Margin Account and that certain of CharterMac's FMBs will be pledged as collateral.

Leverage under the Facility, the Margin Account and the Credit Facility, together with any other indebtedness of CharterMac, will not exceed 50% of CharterMac's Total Market Value (as defined in the Solicitation Statement) as of the date CharterMac enters into such financing arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Summit Tax Exempt L.P. II ("Summit II"), one of three limited partnerships which consolidated on October 1, 1997 to form Charter Municipal Mortgage Acceptance Company ("CharterMac"), has invested in sixteen tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

CharterMac is an infinite life entity which may issue additional debt and equity securities. CharterMac will originate, acquire and hold for investment on a national basis, tax exempt bonds, the proceeds of which will finance the development of or refinance ownership of multifamily housing. CharterMac owns investments in 31 tax exempt bonds formerly held by the three limited partnerships and has net assets of approximately $308 million at October 1, 1997. CharterMac intends to provide quarterly tax-exempt distributions to shareholders based upon the amount of cash available for distribution. The distributions are expected to commence after the end of the first fiscal quarter after October 1, 1997. The initial level and future levels of distributions have not yet been determined.

At the beginning of the year, Summit II had cash and temporary investments of approximately $3,849,000. After payment of distributions of approximately $7,284,000, loans made to properties net of principal payments received of approximately $327,000 and receipt of the net cash flow from operations of approximately $7,946,000, Summit II had approximately $4,184,000 in cash and cash equivalents at September 30, 1997. The third quarter distribution of $2,379,000 ($.26 per BUC) which was declared September 1997 was paid to BUC$holders in November 1997 from cash flow from operations.

Effective January 1, 1997, forbearance agreements with respect to the Suntree and Players Club FMBs were modified and extended due to a continuing weak rental market and to ensure that real estate tax payments and capital improvements are made. Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997. Thereafter, it is expected that the stated rate of 8% will be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement entered into in August 1995, the obligor of the Sunset Downs FMB transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB. With respect to the Sunset Downs FMB, Summit II paid certain insurance premiums on January 31, 1997 in the amount of approximately $92,000. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Downs FMB is currently paying interest based on cash flow generated from operations.

As of February 1, 1997, the Cedar Pointe FMB was formally and permanently modified to provide for a new base interest rate of 7% and a contingent interest rate of up to 6% payable from

25% of cash flow or sale or refinancing proceeds. In addition, the FMB modification calls for the discharge of any accrued and unpaid primary contingent interest, primary deferred interest, supplemental contingent interest, supplemental deferred interest and construction period deferred and contingent interest through September 15, 1996, whether payable before, on, or after September 15, 1996. In addition, the maturity of the FMB was extended to 2017 and the mandatory redemption call date extended from 1999 to 2006.

On May 12, 1997, Summit II loaned the obligor of the Players Club FMB $280,000 to cover its shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note bears interest at an annual rate of 8%, is self-amortizing beginning July 1, 1997 in 48 equal monthly installments of $6,835.62 and matures on June 1, 2001.

On August 1, 1997, Summit II loaned the obligor of the Bay Club FMB $66,600 to fund its painting and other required maintenance of the underlying property. The note bears interest at an annual rate of 9%, requires interest only payments through October 1, 1997, is self amortizing beginning November 1, 1997 in 28 equal monthly installments of $2,645.93 and matures on February 1, 2000.

On August 19, 1997, Summit II loaned the obligor of the Sunset Downs FMB $75,000 to fund a capital improvement account. The note bears interest at an annual rate of 8%, requires an interest only payment on September 1, 1997, is self amortizing beginning October 1, 1997 in 48 equal monthly installments of $1,830.97 and matures on September 1, 2001.

Summit II has entered into forbearance agreements on several FMBs and CharterMac may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years CharterMac's operating expenditures and distributions.

For a discussion of the settlement of the Class Action relating to Summit II, see Note 4 to the financial statements.

Upon the Consolidation on October 1, 1997, CharterMac increased an existing $15 million credit facility ("the Credit Facility") previously entered into by Summit Tax Exempt Bond Fund, L.P. with a third party unaffiliated lender and which was assumed by CharterMac under an Amendatory Agreement. Such increase was in the amount of $2,500,000 over the existing outstanding balance of $13,681,866. Proceeds of the additional borrowing were used to pay costs incurred in the consolidation transaction. Other terms and conditions of the Credit Facility remained substantially the same.

In order to carry out its business plan of acquiring additional FMBs, CharterMac intends to raise additional capital by incurring additional debt. In conjunction with the issuance of such additional debt, it is expected that the Credit Facility will be refinanced to take advantage of lower borrowing costs, as further described below.

On October 2, 1997, the Manager signed a conditional commitment letter with Capital Markets Assurance Corporation ("CapMAC") for a revolving credit enhancement facility (the "Facility") for up to $150 million which will enable a subsidiary of CharterMac to issue low cost AAA rated certificates ("Low Floater Certificates") that will receive tax exempt distributions payable based upon weekly remarketing. The Facility is expected to close in December, although no assurance can be given regarding the timing of such event.

Until the CapMAC facility is closed, Goldman Sachs & Company has agreed to open a Margin Account ("Margin Acount") for CharterMac at prevailing rates of interest for such accounts. It is expected that the Credit Facility will be refinanced with proceeds of the Margin Account and that certain of CharterMac's FMBs will be pledged as collateral.

Leverage under the Facility, the Margin Account and the Credit Facility, together with any other indebtedness of CharterMac, will not exceed 50% of CharterMac's Total Market Value (as defined in the Solicitation Statement) as of the date CharterMac enters into such financing arrangements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Summit II's investments in FMBs are secured by a partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations
---------------------

Net income decreased approximately $80,000 and increased approximately $1,146,000, respectively, for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to a loss on impairment of assets in 1996 and for the reasons discussed below.

Interest income from FMBs decreased by approximately $69,000 and $379,000, respectively, for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to a reduction in the income recorded from the Highland Ridge FMB as a result of a forbearance agreement for which a retroactive adjustment to October 1995 was made in the fourth quarter of 1996, a reduction in the income recorded from the Cedar Pointe FMB as a result of a forbearance agreement effective September 16, 1996, a reduction in the income recorded from the Suntree FMB as a result of the modification and extension of a forbearance agreement effective January 1, 1997, a decrease in contingent interest received by River Run in the second quarter of 1997, a decrease in deferred base interest received by Bristol Village in 1997 and a decrease due to an insurance loan made to the owner of the underlying property of the Sunset Downs FMB in the first quarter of 1997 which was recorded as a reduction of income.

Interest income from promissory notes increased by approximately $7,000 and $16,000, respectively, for the three and nine months ended September 30, 1997 as compared to 1996 primarily due to the $300,000 increase in the Shannon Lake loan in July 1996 and the $280,000 Players Club loan on May 12, 1997.

General and administrative expenses increased by approximately $16,000 for the three months ended September 30, 1997 as compared to 1996 primarily due to an increase in expense reimbursements to the General Partners for costs incurred on behalf of Summit II in the third quarter, partially offset by a decrease in accounting expenses due to the filing, in the third quarter of 1996, of an amended March 31, 1996 Form 10-Q and a December 31, 1995 Form 10-K which was required due to a change in the Partnership's accounting for its investments in FMBs.

A $1,500,000 loss on impairment of assets was recorded during the second quarter of 1996 to recognize other-than-temporary impairment of one FMB based upon continuing operating difficulties being experienced at the property securitizing the FMB.

General
-------

The determination as to whether it is in the best interest of Summit II to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. No property owner made supplementary payments during the nine months ended September 30, 1997 and 1996.

Property Information
--------------------

The following table lists the FMBs Summit II owns together with occupancy rates of the underlying properties as of September 30, 1997:

                                                                      Annualized
                                                                        Interest       Minimum
                                                                        Rate Paid       Annual
                                                                      for the nine     Pay Rate
                                                             Stated   months ended        at
                                    Face Amount             Interest  September 30,  September 30,
Property         Location             of FMB     Occupancy    Rate*       1997*          1997*
--------         ----------------  ------------  ---------  --------  -------------  -------------
Bay Club         Mt. Pleasant, SC  $  6,400,000     96.2%     8.25%       7.98%(D)     8.25%(D)
Loveridge        Contra Costa, CA     8,550,000     98.0      8.00        5.42         (B)
The Lakes        Kansas City, MO     13,650,000     90.8      4.87        5.59 (G)     4.87
Crowne Pointe    Olympia, WA          5,075,000     89.0      8.00        8.00         8.00
Orchard Hills    Tacoma, WA           5,650,000     94.3      8.00        8.00         8.00
Highland Ridge   St. Paul, MN        15,000,000     96.3      8.00        7.25         7.25 (F)
Newport Village  Tacoma, WA          13,000,000     95.9      8.00        8.52 (C)     8.00
Sunset Downs     Lancaster, CA       15,000,000     94.7      8.00        4.67         (B)
Willow Creek     Ames, IA             6,100,000    100.0      8.00        8.00         8.00
Cedar Pointe     Nashville, TN        9,500,000     85.2      7.00        7.00         7.00
Shannon Lake     Atlanta, GA         12,000,000     92.5      8.00        6.00         6.00 (F)
Bristol Village  Bloomington, MN     17,000,000     99.6      8.00        8.55 (C)(E)  8.00
Suntree          Ft. Myers, FL        7,500,000     85.2      8.00        6.61         6.50 (F)
River Run        Miami, FL            7,200,000     96.9      8.00        9.31 (E)     8.00
Pelican Cove     St. Louis, MO       18,000,000     95.2      8.00        7.50         (B)
Players Club(A)  Ft. Myers, FL        2,500,000     88.0      8.00        6.31         6.25 (F)
                                   ------------
                                   $162,125,000
                                   ============

*The annualized interest rate paid represents the interest recorded by Summit II while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.

(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of Summit II, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C)  Includes receipt of deferred base interest related to prior periods.
(D) The minimum pay rate on the FMB increased in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(E)  Includes receipt of primary contingent interest.
(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.
(G)  Includes receipt of primary and supplemental contingent interest.

                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information described in Note 4 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 2. Changes in Securities

        The information described in Note 4 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        The information described in Note 4 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 5. Other Information

        On October 29, 1997, Stuart J. Boesky was named President of CharterMac and of the general partner of the Manager following J. Michael Fried's announcement that he would relinquish the position of President of the general partner of the Manager. The position of President of CharterMac was created by the Board of Trustees by a unanimous vote at a Board of Trustees meeting held on October 29, 1997. Mr. Fried will continue to serve as Chief Executive Officer of the general partner of the Manager and Chairman of the Board of Trustees of CharterMac. Mr. Boesky also holds the position of Chief Operating Officer of the general partner of the Manager and is a member of the Board of Trustees of CharterMac.

        Alan P. Hirmes was named to the position of Executive Vice President/Secretary of CharterMac, a position that was also created by a unanimous vote at a Board of Trustees meeting held on October 29, 1997. Mr. Hirmes will continue to hold the position of Senior Vice President and Chief Financial Officer of the general partner of the Manager and Member of the Board of Trustees of CharterMac.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27    Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K

            Current report on Form 8-K relating to the settlement of class action litigation which resulted in the formation of the Registrant was dated October 1, 1997 and was filed on October 14, 1997.

            Current report on Form 8-K relating to a revolving credit enhancement facility was dated October 2, 1997 and was filed on November 6, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY



                               By: RELATED CHARTER LP, as Manager


                                   By: RELATED CHARTER LLC, General Partner



Date:  November 13, 1997           By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Senior Vice President
                                       (Principal Financial Officer)




Date:  November 13, 1997           By: /s/ Richard A. Palermo
                                       ----------------------
                                       Richard A. Palermo
                                       Treasurer
                                       (Principal Accounting Officer)