Form 10-K
period 1997-12-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1998-04-15
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934

For the fiscal year ended December 31, 1997
                                        OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-13237

                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                   ---------------------------------------------
        (Exact name of Registrant as specified in its governing instrument)

           Delaware                                         13-3949418
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, New York                               10022
--------------------------------------                             ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
       Shares of Beneficial Interest

Securities registered pursuant to Section 12(g) of the Act:
       None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The approximate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 1998 was $279,250,282, based on a price of $13 13/16 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

       As of March 9, 1998 there were 20,587,476 outstanding shares of the Registrant's shares of beneficial interest.

                        DOCUMENTS INCORPORATED BY REFERENCE
       Part III Proxy Statement for Annual Meeting of Shareholders to be held on June 18, 1998.
Index to exhibits may be found on page
Page 1 of

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS.

                                     PART I

Item 1.  Business.

General

Charter Municipal Mortgage Acceptance Company, a Delaware business trust ("the Company"), was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III"), three limited partnerships (the "Partnerships", and each individually a "Partnership") co-sponsored by affiliates of Related Capital Company ("Related"), as part of the settlement of class action litigation described below. See "Other Events - Settlement of Class Action Litigation". Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and, prior to October 1, 1997, Tax Exempt II.

The Company is a publicly traded Delaware business trust specializing in the financing of tax-exempt multi-family housing. Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to his or its Partnership in the Consolidation, which Shares commenced trading on the American Stock Exchange on October 1, 1997, under the stock symbol "CHC". There are 20,587,476 Shares currently outstanding.

The Company has engaged Related Charter LP, a Delaware limited partnership and an affiliate of Related (the "Manager"), to manage its day-to-day affairs. The Manager will provide to the Company substantially the same services that were provided to the Partnerships by their general partners. The Manager will also serve as the general partner of the Company for tax purposes. As part of the Consolidation, the Manager acquired the general partner interests held by Prudential-Bache Properties, Inc., a Delaware corporation ("PBP"), in each of the Partnerships, and contributed one-half of such interests back to the Partnerships prior to the Consolidation.

The Company's principal objective is to generate tax-exempt income and stock appreciation through the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties developed by third party developers or affiliates of the Manager. To finance its growth, the Company is permitted to reinvest the proceeds of asset sales, if any, and mortgage repayments and to incur debt of up to 50% of the Company's total market value (measured at the time such debt is incurred).

The Company presently owns a diversified portfolio of 32 seasoned tax-exempt bonds secured by first mortgages. The properties securing the bonds are garden apartments located in 16 major metro markets in 11 states. The properties range in size from 148 units to 550 units with an average size of 268 units. The properties can generally be categorized as B to B+ with respect to their overall quality. All of the properties have a comprehensive amenity package, competitive for their respect markets, including swimming pools, clubhouses, exercise rooms and tennis courts. The properties currently in the portfolio average 8-10 years in age. The portfolio reports an average occupancy of 97.9% as of February 22, 1998. Net operating income, in the aggregate, at the property level has increased an average of 3% per annum since 1992.

In order to generate increased tax exempt income and as a result enhance the value of the Company's stock, the Company will originate and acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Manager also believes that each year a growing number of these properties are financed with tax-exempt bonds. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will originate and acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company is positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $7.8 billion. In addition, since 1987 Related has been the nations leading provider of equity to developers of multifamily housing which benefits from tax credits. The Company believes that the Manager's affiliation with Related will allow it to become one of the dominant lenders to developers and owners of affordable housing financed with tax-exempt bonds.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company for the years ended December 31, 1997, 1996 and 1995 include information for the entire periods presented with respect to Tax Exempt II, but only include information for the period October 1, 1997 to December 31, 1997 with respect to the other Partnerships.

Prior to the Consolidation, Tax Exempt II was a limited partnership which was formed under the laws of the State of Delaware on April 11, 1986. The general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the

"Related General Partner"), and PBP. The general partners of Tax Exempt II managed and controlled the affairs of Tax Exempt II prior to the Consolidation.

Structure of Existing First Mortgage Bonds

The principal and interest payments on each FMB are payable only from the cash flows of the Properties underlying the FMBs (the "Underlying Properties"), including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such FMBs (the "Mortgage Loans"). None of the FMBs constitute a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding FMB which it secures.

Unless otherwise modified, the principal of currently existing FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Company may require pursuant to the terms of the FMB documents. The Company has a right to require redemption of the FMBs approximately twelve years after their issuance or may elect to hold them up to their maturity.

In addition to the stated base rates of interest of the FMBs which range from 4.87% to 8.5% per annum, each of the FMBs which have not been modified provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest on the FMBs are exempt from federal income taxation. During the years ended December 31, 1997, 1996 and 1995, five, two and one FMBs, paid contingent interest amounting to approximately $352,000, $220,000 and $68,000, respectively.

Structure of Modified First Mortgage Bonds

Certain of the FMB's have been modified reflecting current market conditions. These modifications have generally encompassed an extension of the maturity (10-20 years) together with a prepayment lock or penalties and an extension of the mandatory redemption feature (5-10 years from modification). Rates have been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption features vary dependent on the facts of a particular FMB, the developer, the property's performance and requirements of bond counsel and local issuers.

Structure of New First Mortgage Bonds

Newly acquired FMB's will generally bear a fixed base interest rate and, to the extent permitted by existing regulations, and other features, they may or may not also provide for contingent interest. Terms are expected to be for up to 5 to 35 years although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (5 to 7 years with up to 6 month's notice). In some cases, the principal of an FMB may amortize.

New FMB's are generally not expected to be subject to optional prepayment during the first 5-10 years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the principal outstanding balance, declining by 1% per annum. Certain new FMB's may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company may be invested in FMB's in which affiliates of the Manager have a controlling interest, equity interest or security interest. In selected circumstances and only in connection with the acquisition of tax exempt FMB's the Company may acquire a small amount of taxable bonds to fund certain costs associated with the issuance of FMB's, that under current law cannot be funded by FMB's.

First Mortgage Bonds - General

In order to protect the tax exempt status of the FMBs, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended (the "Code").

No single FMB provided interest income which exceeded 15% of the Company's total revenue for the years ended December 31, 1997, 1996 or 1995.

From time to time the Company has advanced funds to owners of certain underlying properties in the form of Second Mortgage Loans (SMB's) when deemed appropriate when properties have operating difficulties including past due real estate taxes and/or deferred maintenance items. Currently, there is $__________ outstanding in SMB's, including a $6,600,000 Second Mortgage Loan on the Clarendon Hills property which proceeds were used to complete construction of that property. In addition, the Highpointe property has a pari passu First Mortgage held by a third party affiliated with the Manager in the amount of $3,250,000. Proceeds of this loan were used to complete construction of the property.

As of December 31, 1997, the original owners of the underlying properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB. Although certain of the Underlying Properties are not producing sufficient cash flow to fully service the debt, the Company has no present intention to declare a default on these FMBs.

From time to time the Company enters into forbearance agreements with the borrowers. The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs, advance second mortgage proceeds, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. Payments under each of the existing forbearance agreements are current as of December 31, 1997.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $2,415,000, $1,407,000 and $704,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                             (a limited partnership)

The following table lists the FMBs that the Company owns together with the occupancy and rental rates of the Underlying Properties:

                                               Carrying      Average
                                   Face         Amount       Interest     Stated
                     Closing      Amount      at December    Rate Paid   Interest
Property              Date       of Bond      31, 1997 (G)   for 1997*     Rate*
--------             ------    ------------   ------------   ---------   --------
The Mansion,
  Independence, MO   5/13/86   $ 19,450,000   $  14,536,000   6.88%(C)     5.23%
Martin's Creek,
  Summerville, SC    5/20/86      7,300,000       7,300,000   8.16   (A)   8.25
East Ridge,
  Mt. Pleasant, SC   5/20/86      8,700,000       9,943,000   8.25   (A)   8.25
Highpointe Club,
  Harrisburg, PA     7/29/86      8,900,000       9,278,000   6.74         8.50
Cypress Run,
  Tampa, FL          8/14/86     15,402,428      14,191,000   5.84         8.50
Thomas Lake,
  Eagan, MN          9/02/86     12,975,000      13,902,000   9.07   (D)   8.50
North Glen,
  Atlanta, GA        9/30/86     12,400,000      12,400,000   6.00         7.00
Greenway Manor,
  St. Louis, MO     10/09/86     12,850,000      15,604,000   9.00   (D)   8.50
Clarendon Hills,
  Hayward, CA       12/08/86     17,600,000      13,886,000   6.04   (I)   5.52
Cedar Creek,
  McKinney, TX      12/29/86      8,100,000       9,836,000   8.00         8.50
Sunset Terrace,
  Lancaster, CA      2/12/87     10,350,000       9,108,000   5.04         8.00
Bay Club,
Mt. Pleasant, SC     9/11/86      6,400,000       7,314,000   8.09   (A)   8.25
Loveridge,
  Contra Costa, CA  11/13/86      8,550,000       6,153,000   5.33         8.00
The Lakes,
  Kansas City, MO   12/30/86     13,650,000       9,500,000   5.54   (E)   4.87
Crowne Pointe,
  Olympia, WA       12/31/86      5,075,000       5,800,000   8.00         8.00
Orchard Hills,
  Tacoma, WA        12/31/86      5,650,000       6,457,000   8.00         8.00
Highland Ridge,
  St. Paul, MN       2/02/87     15,000,000      15,536,000   7.30         8.00
Newport Village,
  Tacoma, WA         2/11/87     13,000,000      14,857,000   8.51   (D)   8.00
Sunset Downs,
  Lancaster, CA      2/11/87     15,000,000      12,660,000   4.79         8.00
Pelican Cove,
  St. Louis, MO      2/27/87     18,000,000      20,571,000   7.50         8.00
Willow Creek,
  Ames, IA           2/27/87      6,100,000       6,971,000   8.00         8.00
Cedar Pointe,
  Nashville, TN      4/22/87      9,500,000       9,500,000   7.00   (H)   7.00
Shannon Lake,
  Atlanta, GA        6/26/87     12,000,000      11,571,000   6.00         6.00


                     Minimum
                     Pay Rate at    Occupancy at    Rental Rates   No. of
                     December 31,    February 22,   at December    Rental
Property                1997*            1998        31, 1997      Units
--------             ----------     -------------   ------------   -----
The Mansion,
  Independence, MO    5.23%             95.0%       $  460-765      550
Martin's Creek,
  Summerville, SC     8.25   (A)        99.5           435-680      200
East Ridge,
  Mt. Pleasant, SC    8.25   (A)        98.5           545-790      200
Highpointe Club,
  Harrisburg, PA      (B)               99.2           520-710      240
Cypress Run,
  Tampa, FL           (B)               89.1           445-670      408
Thomas Lake,
  Eagan, MN           8.50              97.2           736-1,247    216
North Glen,
  Atlanta, GA         7.00   (K)        95.4           550-810      284
Greenway Manor,
  St. Louis, MO     1 8.50              92.9           495-595      312
Clarendon Hills,
  Hayward, CA       1 5.52              99.6           925-1,325    285
Cedar Creek,
  McKinney, TX      1 (B)               97.5           520-840      250
Sunset Terrace,
  Lancaster, CA       (B)               93.4           465-740      184
Bay Club,
Mt. Pleasant, SC      8.25   (A)        98.1           520-725      164
Loveridge,
  Contra Costa, CA  1 (B)               95.9           570-830      148
The Lakes,
  Kansas City, MO   1 4.87              86.5           435-620      400
Crowne Pointe,
  Olympia, WA       1 8.00              87.1           495-795      160
Orchard Hills,
  Tacoma, WA        1 8.00              97.7           465-750      174
Highland Ridge,
  St. Paul, MN        7.50   (F)       100.0           765-1,310    228
Newport Village,
  Tacoma, WA          8.00              92.3           435-600      402
Sunset Downs,
  Lancaster, CA       (B)               95.4           465-685      264
Pelican Cove,
  St. Louis, MO       (B)               87.1           510-655      402
Willow Creek,
  Ames, IA            8.00             100.0           525-800      138
Cedar Pointe,
  Nashville, TN       7.00   (H)        94.7           525-845      210
Shannon Lake,
  Atlanta, GA         6.00   (M)        93.9           448-785      294

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                             (a limited partnership)

                                              Carrying      Average                Minimum
                                  Face         Amount       Interest    Stated     Pay Rate at   Occupancy at   Rental Rates  No. of
                     Closing     Amount      at December    Rate Paid   Interest   December 31,  February 22,   at December   Rental
Property              Date      of Bond      31, 1997 (G)   for 1997*   Rate*         1997*         1998         31, 1997     Units
--------             -------    ---------    ------------   ---------   -----      -----------   ------------   ----------    -----
Bristol Village,
  Bloomington, MN    7/31/87    17,000,000     18,214,000   8.68 (D)     8.00         8.00 (F)      97.5         699-1,199     290
Suntree,
  Ft. Myers, FL      7/31/87     7,500,000      7,768,000   6.68         8.00         6.50 (F)      98.3         431-575       240
River Run,
  Miami, FL          8/07/87     7,200,000      8,229,000   9.11 (I)     8.00         8.00          96.9         619-879       164
Players Club,
  Ft. Myers, FL      8/14/87     9,700,000      9,146,000   6.35         8.00         6.25 (F)      90.5         425-645       288
Lakepoint,
  Dekalb City, GA   11/18/87    15,100,000     12,943,000   6.00         6.00         6.00 (L)      91.1         565-810       360
Sunset Village,
  Lancaster, CA      3/25/88    11,375,000     10,559,000   6.03         8.50         (B)           98.0         465-685       204
Sunset Creek,
  Lancaster, CA      3/25/88     8,275,000      6,317,000   5.13         8.50         (B)           92.3         465-685       148
Orchard Mill,
  Atlanta, GA        5/1/89     10,500,000     11,250,000   6.29 (J)     7.50         5.00          94.9         530-705       238
Countryside North
  Memphis, TN       12/11/97     5,000,000      5,000,000   7.50         7.50         7.50          86.0         431-586       152
                              ------------   ------------

                              $348,602,428   $346,300,000
                              ------------   ------------

*The average interest rate paid represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rate on the FMB increases in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(B) The minimum pay rate is the current cash flow of the property.
(C) Includes contingent interest paid during 1997.
(D) Includes receipt of deferred base interest relating to prior periods.
(E) Includes receipt of primary and supplemental contingent interest.
(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.
(G) The FMBs are carried at their estimated fair values at December 31, 1997.
(H) Reflects payments accrued at December 31, 1996 that were received pursuant to a bond modification entered as of February 1, 1997, which lowered the base interest rate to 7% effective September 16, 1996.
(I) Includes receipt of primary contingent interest.
(J) Pursuant to a bond modification entered as of October 1, 1997 which lowered the base interest rate to 7.50% effective October 1, 1997, subject to a minimum pay rate of 5% through June 30, 2000.
(K) Pursuant to a forbearance agreement entered as of October 1, 1997 which lowered the base interest rate to 7% through June 30, 2000 and 7.50% thereafter.
(L) Pursuant to a bond modification entered as of October 1, 1997 which lowered the base interest rate to 6% effective October 1, 1997.
(M) Pursuant to a bond modification entered as of October 1, 1997 which lowered the base interest rate to 6% through July 31, 2000 and 7% thereafter.

Credit Facility

Upon the consummation of the Consolidation on October 1, 1997, the Company increased an existing $15 million Credit Facility in the amount of $2,500,000 over the existing outstanding balance of $13,681,866. Proceeds of the additional borrowing were used to pay costs incurred in the Consolidation. Other terms and conditions of the Credit Facility remained substantially the same.

On October 2, 1997, the Manager signed a conditional commitment letter with Capital Markets Assurance Corporation, now merged with MBIA Insurance Corporation ("MBIA") for a revolving credit enhancement facility (the "Facility") for up to $150 million which will enable a subsidiary of the Company to issue low interest rate AAA rated certificates. The Company will use the proceeds of such Facility to acquire FMBs. The interest rate on the Facility is repriced each week based upon the then market conditions. The Facility is expected to close in the second quarter of 1998 although no assurance can be given regarding the timing of such event.

Until the Facility is closed, Goldman Sachs & Company has opened an interim credit facility (the "Interim Credit Facility") for the Company at prevailing rates of interest for such accounts. At December 31, 1997, the rate was 6.34% and the outstanding balance was $21,445,340. The Interim Credit Facility will be repaid with proceeds from the Facility, however it is payable on demand. On December 30, 1997 the $15,000,000 Credit Facility was repaid with proceeds of the Interim Credit Facility and certain of the Company's FMBs were pledged as collateral.

Indebtedness under the Facility and the Interim Credit Facility, together with any other indebtedness of the Company, will not exceed 50% of the Company's total market value as of the date such debt is incurred.

Competition

The Manager and/or its affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Company.

The Company's business is affected by competition to the extent that the Underlying Properties from which it derives interest and, ultimately, principal payments may be subject to competition relating to rental rates and relative levels of amenities from offered by comparable neighboring properties.

Employees

The Company has no employees. Management and administrative services for the Company are performed by the Manager and its affiliates pursuant to the Management Agreement between the Company and the Manager dated October 1, 1997 (the "Management Agreement"). The Manager receives compensation for such services and the Company reimburses the Manager and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Company in accordance with the Management Agreement. See "Note 6 to the Company's Financial Statements" included in Item 8.

Other Events - Settlement of Class Action Litigation

On August 28, 1997, the United States District Court for the Southern District of New York (the "Court") issued its final approval order with respect to the settlement (the "Related Settlement") of a putative class action (the "Class Action") brought against, among others, the general partners of the Partnerships and certain of their affiliates under the original caption Kinnes et al. v. Prudential Securities Group, Inc. et al. The Related Settlement was applicable only to the general partners of the Partnerships affiliated with Related and certain of their affiliates, since the other defendants in the Class Action had previously entered into their own settlement agreement.

The Related Settlement was subject to objections by the holders of beneficial unit certificates ("BUCs") representing assignments of limited partnership interests and the limited partners of the Partnerships (collectively, the "BUC$holders"), and to final approval by the Court following a review of the settlement proposal at a fairness hearing.

The Related Settlement included, among other matters, the Consolidation, the acquisition by the Manager of the general partner interests held by PBP in each of the Partnerships (collectively, the "PBP Interest"), the transfer to the BUC$holders of one-half of the PBP Interest prior to the Consolidation and the reduction of certain fees which were then payable to the general partners of the Partnerships by 25%.

On October 1, 1997, as part of the Related Settlement, Tax Exempt I, Tax Exempt II and Tax Exempt III consolidated to form the Company.

As part of the Related Settlement and in the Court's sole discretion, counsel to the BUC$holders may receive additional attorney's fees payable in the Company's Shares, based upon 25% of the increase in value of the Company's shares during the first year following the Consolidation. The number of Shares so issued shall be limited to a maximum of 3.95% of the total number of shares outstanding on the first anniversary of the Consolidation. The amount of shares to be issued under this provision cannot presently be determined.

Forward-Looking Statements

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements.

Item 2.  Properties

The Company does not own or lease any property.

Item 3.  Legal Proceedings

See "Item 1. Business - Other Events - Settlement of Class Action Litigation" which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Shareholders

See "Item 1. Business - Other Events - Settlement of Class Action Litigation" which information is incorporated herein by reference.

                                     PART II

Item 5.  Market for the Company's Common Stock and Related Shareholder Matters.

As of March 17, 1998, there were 4,758 holders of record owning 20,587,476 Shares. The Company's Shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol "CHC". Prior to October 1, 1997, there was no established public trading market for the Company's Shares.

The high and low prices for the quarterly period in which the Shares were traded is as follows:

Quarter Ended              Low                  High
-------------              ---                  ----

December 31, 1997          11 1/8               13 5/16

Distribution Information

Charter Municipal Mortgage Acceptance Company (After the Consolidation)

Distributions Per Share

The cash distribution Per Share for the quarter ended December 31, 1997 was as set forth in the following table:

Cash Distribution                                               Total Amount
for Quarter Ended         Date Paid             Per Share       Distributed
-----------------        ------------           ---------       -----------

December 31, 1997           2/14/98         $   .23            $4,735,120
                                            =======            ==========

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Company's Amended and Restated Trust Agreement.

Tax Exempt II (Prior to the Consolidation)

Distributions per BUC

Cash distributions per BUC were paid from Tax Exempt II for the following calendar quarters.

Quarter Ended                       1997             1996
-------------                       ----             ----

March 31                            $0.26            $0.26
June 30                              0.26             0.26
September 30                         0.26             0.26
December 31                          0.00             0.26
                                     ----             ----

Total                               $0.78            $1.04
                                     ====             ====

There were no material restrictions upon Tax Exempt II's ability to make distributions in accordance with the provisions of Tax Exempt II's Agreement of Limited Partnership. Approximately $2,400,000 of the $9,518,000 and $3,790,000 of the $9,518,000 paid to the BUC$holders of Tax Exempt II in 1997 and 1996, respectively, represented a return of capital on a generally accepted accounting principles ("GAAP") basis. The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the financial statements and notes thereto contained in Item 8 hereof.

                                                                           Year ended December 31,
                                                     -------------------------------------------------------------------
OPERATIONS                                              1997*         1996*         1995*         1994*         1993*
----------                                           -----------   -----------   -----------   -----------   -----------

Interest income from participating first mortgage
  bonds                                              $14,087,443   $11,647,431   $11,895,439   $11,765,112   $11,543,922
                                                     ===========   ===========   ===========   ===========   ===========

Interest expense                                     $   429,012
                                                     ===========

Loss on impairment of assets                         $ 1,843,135   $ 4,000,000   $ 1,000,000   $   500,000   $ 1,000,000
                                                     ===========   ===========   ===========   ===========   ===========

Net income

For the three months ended December 31, 1997:        $10,055,808   $ 5,845,041   $ 9,187,803   $ 9,623,049   $ 8,285,673
                                                     ===========   ===========   ===========   ===========   ===========

Net income applicable to shareholders of
  beneficial interest                                $ 2,437,538
                                                     ===========

Net income per share (basic and diluted) (1)         $       .12
                                                     ===========

                                                                            Year ended December 31,
                                                    ------------------------------------------------------------------------
FINANCIAL POSITION                                      1997*         1996*         1995*         1994*         1993*
------------------                                  ------------   ------------   ------------   ------------   ------------
Total assets                                        $362,390,563   $154,896,475   $157,019,314   $157,436,945   $165,778,624
                                                    ============   ============   ============   ============   ============

Notes payable                                       $21,445,340
                                                    ============

Total shareholders' equity/partners' capital        $331,668,199   $154,322,601   $156,366,964   $156,348,207   $164,918,079
                                                    ============   ============   ============   ============   ============

Distributions to BUC$holders                        $  9,517,685   $  9,517,685   $  9,517,685   $  9,517,685   $  9,517,685
                                                    ============   ============   ============   ============   ============

Distributions to shareholders of beneficial
  interest                                          $  4,735,120
                                                    ============

Distribution per share (1)                          $        .23
                                                    ============

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Tax Exempt II. Information subsequent to September 30, 1997 includes Tax Exempt II and the other Partnerships pursuant to the Consolidation.

(1) Net income and distribution per unit information for periods prior to October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company is a Delaware business trust which may issue additional debt and equity securities. The Company will originate, acquire and hold tax-exempt bonds for investment on a national basis, the proceeds of which will finance the development of multi-family housing or the refinancing of indebtedness on such properties. The Company intends to provide quarterly tax-exempt distributions to shareholders.

The Company's principal objective is to generate tax-exempt income and stock appreciation through the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties developed by third party developers or affiliates of the Manager. To finance its growth, the Company is permitted to reinvest the proceeds of asset sales, if any, and mortgage repayments and to incur debt of up to 50% of the Company's total market value (measured at the time such debt is incurred).

The Company owns investments in thirty two FMBs and has net assets of approximately $308 million at December 31, 1997. One of the FMBs was acquired during 1997 (after the Consolidation) for $5,000,000, excluding bond selection fees and expenses of approximately $115,000. The properties securing the FMBs are garden apartments located in 16 major metro markets in 11 states. The properties range in size from 148 units to 550 units with an average size of 268 units. The properties can generally be categorized as B to B+ with respect to their overall quality. All of the properties have a comprehensive amenity package, competitive for their respect markets, including swimming pools, clubhouses, exercise rooms and tennis courts. The properties currently in the portfolio average 8-10 years in age. The portfolio reports an average occupancy of 97.9% as of February 22, 1998. Net operating income, in the aggregate, at the property level has increased an average of 3% per annum since 1992.

In order to generate increased tax exempt income and as a result enhance the value of the Company's stock, the Company will originate and acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Manager also believes that each year a growing number of these properties are financed with tax-exempt bonds. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will originate and acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

During the year ended December 31, 1997, cash and cash equivalents of the Company increased approximately $2,048,000. This increase was due to cash provided by operating activities ($12,412,000), the net sale of temporary investments ($100,000), principal payments received from loans made to properties ($129,000), net proceeds from notes payable ($7,764,000) and the cash effect of the Consolidation and issuance of shares ($2,341,000) which exceeded the purchase of an FMB ($5,000,000), an increase in deferred bond selection costs ($130,000), loans made to properties ($324,000), an increase in deferred loan costs ($584,000) Consolidation costs ($2,498,000) and distributions paid ($12,164,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a loss on impairment of assets in the amount of $1,843,000 and amortization in the amount of $77,000.

During December of 1997, an unrelated publicly-registered partnership sold a portfolio of nine bonds similar to the Company's FMBs. Based on the information available to Company management regarding the pricing of this sale, management determined that market conditions for the Company's FMBs were much more favorable than was previously believed. Accordingly, the estimated fair values of the FMBs calculated by management at December 31, 1997 increased by a total of approximately $22,700,000.

In February 1998, a distribution of $4,735,120 (.23 per share) which was declared in December 1997 was paid to the shareholders from cash flow from operations for the quarter ended December 31, 1997. In March 1998, a dividend in the amount of .23 per share was declared for the quarter ended March 31, 1998.

Future liquidity is expected to result from cash generated from the Company's portfolio of thirty two FMBs and interest earned on funds invested in short-term tax-exempt money market instruments. The Company has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions in future years.

In October, 1997 the North Glen, Shannon Lakes, Lakepointe and Orchard Mills FMBs were modified to reflect a change in their stated interest rate, allow for deferred base and other interest accrued and unpaid through September 1997 to be paid at maturity or upon event of sale or refinancing and extend the mandatory call date eight years and the maturity date to 2017. In addition to these changed terms, the borrowers would also be subject to prepayment lockouts for eight years. The Company is currently anticipating modifying certain other FMBs, with terms generally similar to those listed above where appropriate.

For a discussion of the settlement of the Class Action relating to the Partnerships which resulted in the formation of the Company, see "Item 1. Business - Other Events - Settlement of Class Action Litigation".

In order to carry out its business plan of acquiring FMBs, the Company intends to raise additional investment capital by incurring additional debt.

Upon the consummation of the Consolidation on October 1, 1997, the Company increased an existing $15 million Credit Facility in the amount of $2,500,000 over the existing outstanding balance of $13,681,866. Proceeds of the additional borrowing were used to pay costs incurred in the Consolidation. Other terms and conditions of the Credit Facility remained substantially the same.

On October 2, 1997, the Manager signed a conditional commitment letter with Capital Markets Assurance Corporation, now merged with MBIA Insurance Corporation ("MBIA") for a revolving credit enhancement facility (the "Facility") for up to $150 million which will enable a subsidiary of the Company to issue low interest rate AAA rated certificates. The Company will use the proceeds of such Facility to acquire FMBs. The interest rate on the Facility is repriced each week based upon the then market conditions. The Facility is expected to close in the second quarter of 1998 although no assurance can be given regarding the timing of such event.

Until the Facility is closed, Goldman Sachs & Company has opened an interim credit facility (the "Interim Credit Facility") for the Company at prevailing rates of interest for such accounts. At December 31, 1997, the rate was 6.34% and the outstanding balance was $21,445,340. The Interim Credit Facility will be repaid with proceeds from the Facility, however it is payable on demand. On December 30, 1997 the $15,000,000 Credit Facility was repaid with proceeds of the Interim Credit Facility and certain of the Company's FMBs were pledged as collateral.

Indebtedness under the Facility and the Interim Credit Facility, together with any other indebtedness of the Company, will not exceed 50% of the Company's total market value as of the date such debt is incurred.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Company's investments in FMBs are secured by a partnership interest in the Underlying Properties which are geographically diversified so that if one area of the country is experiencing downturns in the economy, the remaining Underlying Properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

The Company accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

The Company has a right to require redemption of the FMBs approximately twelve years after their issuance or may elect to hold them up to their maturity. As such, SFAS 115 requires the Company to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of shareholders' equity. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

The Company periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the FMB's. If the decline is judged to be other than temporary, the cost basis of the FMB is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because the FMBs are not readily marketable, the Company estimates fair value for each FMB as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the underlying properties, such as occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Company's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

1997 vs. 1996

During the year ended December 31, 1997, total revenues, total expenses (excluding loss on impairment of assets) and net income increased and the results of operations are not comparable due to the consolidation of Tax Exempt II with the two other Partnerships on October 1, 1997, which resulted in the formation of the Company. The Company's results of operations for the year ended December 31, 1997 consisted primarily of the results of the Company's investment in fifteen FMBs for the nine months ended September 30, 1997 and the results of the Company's investment in thirty two FMBs for the three months ended December 31, 1997. The Company's results of operations for the year ended December 31, 1996 consisted primarily of the results of the Company's investment in fifteen FMBs. In addition, the results of operations are not reflective of future operations due to the anticipated continued acquisition of FMBs funded by a revolving credit facility.

A $1,843,135 loss on impairment of assets was recorded during the year ended December 31, 1997 to recognize other than temporary impairment of four FMBs based upon continuing operating difficulties begin experienced at the properties securing the FMBs.

1996 vs. 1995

Net income decreased approximately $3,343,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to the loss on impairment of assets of $4,000,000 and $1,000,000 recorded in 1996 and 1995, respectively, and for the reasons discussed below.

Interest income from participating FMBs decreased by approximately $248,000 as compared to the corresponding period in 1995 primarily due to reduced interest payments received from the Loveridge and Sunset Downs FMBs as a result of payments being based on the monthly cash flow generated by the operations of the Underlying Properties effective with the May 1, 1995 payment date, and a reduction in the minimum monthly debt service payments from the Highland Ridge FMB as a result of a forbearance agreement retroactive to October 1995. These decreases were partially offset by the receipt of contingent interest from the River Run FMB and an increase in deferred base interest received from the Bristol Village FMB in 1996.

Interest income from temporary investments increased approximately $18,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to higher invested cash balances in 1996.

Interest income from promissory notes increased approximately $3,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to a $300,000 increase in a second mortgage loan in July 1996 which was partially offset by a decrease due to the maturity of another second mortgage loan in January 1996.

General and administrative expenses increased approximately $116,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to increases in legal costs, most of which relate to the Kinnes litigation described in Note 10 to the Company's financial statements as well as an increase in non-recurring legal expenses, partially offset by the cost of obtaining appraisals in 1995.

A $4,000,000 loss on impairment of assets was recorded during the year ended December 31, 1996 to recognize other than temporary impairment of three FMBs based upon continuing operating difficulties being experienced at the Underlying Properties securing the FMBs.

General

The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors. Including property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an underlying property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $2,415,000, $1,407,000 and $704,000 was not recognized for the years ended December 31, 1997, 1996 and 1995, respectively.

Recently Issued Accounting Standards

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position, results of operations or cash flows.

Statement No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits" will not affect the Company, because it has no employees.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. The Advisor is in the process of working with the Company's service providers to prepare for the year 2000. Based on information currently available, the Company does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Inflation

Inflation did not have a material effect on the Company's results for the periods presented.

Item 8.  Financial Statements and Supplementary Data.
                                                                            Page
                                                                            ----
(a) 1.   Financial Statements
         --------------------

         Independent Auditors' Report

         Balance Sheets as of December 31, 1997 and 1996

         Statements of Income for the years ended December 31, 1997, 1996 and 1995

         Statements of Changes in Shareholders' Equity/Partners'
         Capital (Deficit) for the years ended December 31, 1997,
         1996 and 1995

         Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees and Shareholders of Charter Municipal Mortgage Acceptance Company
New York, New York



We have audited the accompanying balance sheets of Charter Municipal Mortgage Acceptance Company as of December 31, 1997 and 1996, and the related statements of income, changes in shareholders' equity/partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Charter Municipal Mortgage Acceptance Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 30, 1998

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 BALANCE SHEETS


                                                                 December 31,
                                                         --------------------------
                                                             1997             1996
                                                         ------------   ------------

                                       ASSETS

Participating first mortgage bonds-at fair value         $346,300,000   $148,123,426
Temporary investments                                       3,500,000      3,600,000
Cash and cash equivalents                                   2,296,899        249,192
Interest receivable, net                                      879,519        735,343
Promissory notes receivable, net                            7,080,265        275,572
Deferred costs, net                                         2,292,409      1,804,942
Due from affiliates                                                 0         84,225
Other assets                                                   41,471         23,775
                                                         ------------   ------------

Total assets                                             $362,390,563   $154,896,475
                                                         ============   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL

Liabilities:
  Notes payable                                          $ 21,445,340   $          0
  Accounts payable, accrued expenses and other liabilities    635,691        501,680
  Due to affiliates                                           674,949         72,194
  Distributions payable                                     4,735,117              0
  Excess of acquired net assets over cost                   3,231,267              0
                                                         ------------   ------------

Total liabilities                                          30,722,364        573,874
                                                         ============   ============

Commitments and Contingencies

Shareholders' equity:
  Beneficial owner's equity-manager                            24,788
  Beneficial owners' equity-other shareholders
   (50,000,000 shares authorized;
   20,587,465 shares issued and outstanding)              311,322,765
  Net unrealized gain on first mortgage bonds              20,320,646

Total Shareholders' Equity                                331,668,199

Total Liabilities and Shareholders' Equity               $362,390,563

Partners' capital (deficit):
  BUC$holders (9,151,620 BUC$
   issued and outstanding)                                               160,622,463
  General partners                                                          (184,260)
  Net unrealized loss on
   participating first mortgage bonds                                     (6,115,602)

Total partners' capital                                                  154,322,601

Total liabilities and partners' capital                                 $154,896,475



See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                            ---------------------------------------
                                                1997          1996          1995
                                            -----------   -----------   -----------
Revenues:

  Interest income:
   Participating first mortgage bonds       $14,087,443   $11,647,431   $11,895,439
   Temporary investments                        155,460       138,088       120,370
   Promissory notes                             171,722        26,797        23,478
                                            -----------   -----------   -----------

   Total revenues                            14,414,625    11,812,316    12,039,287
                                            -----------   -----------   -----------

Expenses:

  Interest expense                              429,012             0             0
  Management fees                               607,969       810,625       810,625
  Loan servicing fees                           523,538       405,313       405,313
  General and administrative                    728,812       566,616       450,823
  Amortization                                  226,351       184,721       184,723
  Loss on impairment of assets                1,843,135     4,000,000     1,000,000
                                            -----------   -----------   -----------

   Total expenses                             4,358,817     5,967,275     2,851,484
                                            -----------   -----------   -----------

   Net income                               $10,055,808    $5,845,041    $9,187,803
                                            ===========    ==========    ==========


See accompanying notes to financial statements

                    CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)


                                                                                                            Beneficial
                                                                                               Beneficial     Owners'
                                                                                                Owners'       Equity-
                                                                                   General      Equity -      Other
                                                                  BUC$holders      Partners     Manager     Shareholders
                                                                  -----------      --------     -------     ------------
Balance at January 1, 1995                                        $164,925,646    $ (96,441)    $       0   $          0

Net income                                                           9,004,047      183,756             0              0
Distributions                                                       (9,517,685)    (194,238)            0              0
Realization of loss on impairment of assets                                  0            0             0              0
Net change in fair value of participating first mortgage bonds               0            0             0              0
                                                                  ------------    ---------     ---------   ------------

Balance at December 31, 1995                                       164,412,008     (106,923)            0              0

Net income                                                           5,728,140      116,901             0              0
Distributions                                                       (9,517,685)    (194,238)            0
Realization of loss on impairment of assets                                  0            0             0              0
Net change in fair value of participating first mortgage bonds               0            0             0              0
                                                                  ------------    ---------     ---------   ------------

Balance at December 31, 1996                                       160,622,463     (184,260)            0              0

Net income - January 1, 1997 to September 30, 1997                   7,117,807      145,261             0              0
Distributions - January 1, 1997 to September 30, 1997               (9,517,685)    (194,238)            0              0
Consolidation and issuance of shares                              (158,222,585)     233,237           168    313,620,344
Distributions - October 1, 1997 to December 31, 1997                         0            0      (330,582)    (4,735,117)
Net income - October 1, 1997 to December 31, 1997                            0            0       355,202      2,437,538
Realization of loss on impairment of assets                                  0            0             0              0
Net change in fair value of participating first mortgage bonds               0            0             0              0
                                                                  ------------    ---------     ---------   ------------

Balance at December 31, 1997                                      $          0    $       0     $  24,788   $311,322,765
                                                                  ============    =========     =========   ============

                                                                  Net Unrealized
                                                                  Gain (Loss) on
                                                                  Participating
                                                                      First
                                                                     Mortgage
                                                                       Bonds           Total
                                                                       -----           -----
Balance at January 1, 1995                                          $(8,480,998)   $156,348,207

Net income                                                                    0       9,187,803
Distributions                                                                 0      (9,711,923)
Realization of loss on impairment of assets                           1,000,000       1,000,000
Net change in fair value of participating first mortgage bonds         (457,123)       (457,123)
                                                                    -----------    ------------

Balance at December 31, 1995                                         (7,938,121)    156,366,964

Net income                                                                    0       5,845,041
Distributions                                                                 0      (9,711,923)
Realization of loss on impairment of assets                           4,000,000       4,000,000
Net change in fair value of participating first mortgage bonds       (2,177,481)     (2,177,481)
                                                                    -----------    ------------

Balance at December 31, 1996                                         (6,115,602)    154,322,601

Net income - January 1, 1997 to September 30, 1997                            0       7,263,068
Distributions - January 1, 1997 to September 30, 1997                         0      (9,711,923)
Consolidation and issuance of shares                                          0     155,631,164
Distributions - October 1, 1997 to December 31, 1997                          0      (5,065,699)
Net income - October 1, 1997 to December 31, 1997                             0       2,792,740
Realization of loss on impairment of assets                           1,843,135       1,843,135
Net change in fair value of participating first mortgage bonds       24,593,113      24,593,113
                                                                    -----------    ------------

Balance at December 31, 1997                                        $20,320,646    $331,668,199
                                                                    ===========    ============

See accompanying notes to financial statements

                    CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                         -------------------------------------------------------------------
                                                            1997                       1996                          1995
                                                         -----------                -----------                  -----------
Cash flows from operating activities:
   Net income                                            $10,055,808                $ 5,845,041                  $ 9,187,803
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Loss on impairment of assets                            1,843,135                  4,000,000                    1,000,000
   Amortization                                              226,351                    184,721                      184,723
   Amortization of excess of acquired net
     assets over cost                                        (82,853)                         0                            0
   Amortization of deferred income                           (66,212)                   (66,212)                     (66,212)
   Changes in assets and liabilities:
     Decrease in cash held in escrow                               0                          0                      520,677
     Decrease (increase) in interest receivable, net         449,808                    163,956                     (101,898)
     Decrease in promissory notes receivable, net                  0                     21,620                       73,560
     (Increase) decrease in other assets                      (5,503)                   (11,277)                       3,305
     Reserve for disputed claim                                    0                          0                     (422,287)
     Increase (decrease) in accounts payable,
       accrued expenses and other liabilities                 69,393                    (25,232)                      65,636)
     Decrease in deferred income                                   0                    (21,620)                     (73,560)
     Increase (decrease) in due from affiliates               84,225                    (84,225)                           0
     (Decrease) increase in due to affiliates               (162,178)                     8,133                       33,580
                                                         -----------                -----------                  -----------
   Total adjustments                                       2,356,166                  4,169,864                    1,217,524
                                                         -----------                -----------                  -----------
Net cash provided by operating activities                 12,411,974                 10,014,905                   10,405,327
                                                         -----------                -----------                  -----------

Cash flows from investing activities:
   Purchase of participating first mortgage bond          (5,000,000)                         0                            0
   Increase in deferred bond selection costs                (130,091)                         0                            0
   Net sale (purchase) of temporary investments              100,000                   (800,000)                    (624,510)
   Loans made to properties                                 (324,000)                  (300,000)                           0
   Principal payments received from loans made to
     properties                                              129,257                     73,321                       31,333
                                                         -----------                -----------                  -----------
Net cash used in investing activities                     (5,224,834)                (1,026,679)                    (593,177)
                                                         -----------                -----------                  -----------

Cash flows from financing activities:
   Distributions paid                                    (12,164,011)                (9,711,923)                  (9,711,923)
   Proceeds from notes payable                            23,945,340                          0                            0
   Repayments of notes payable                           (16,180,866)                         0                            0
   Increase in deferred loan costs                          (583,727)                         0                            0
   Consolidation costs                                    (2,497,603)                         0                            0
   Cash effect of Consolidation and issuance
     of shares                                             2,341,434                          0                            0
                                                         -----------                -----------                  -----------
Net cash used in financing activities                     (5,139,433)                (9,112,923)                  (9,711,923)
                                                         -----------                -----------                  -----------

Net increase (decrease) in cash and
   cash equivalents                                        2,047,707                   (723,697)                     100,227
Cash and cash equivalents at the
   beginning of year                                         249,192                    972,889                      872,662
                                                         -----------                -----------                  -----------
Cash and cash equivalents at the
   end of the year                                        $2,296,899               $    249,192                 $    972,889
                                                          ==========               ============                 ============

                                                                     (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                         -------------------------------------------------------------------
                                                            1997                       1996                          1995
                                                         -----------                -----------                  -----------
Supplemental information:
   Interest paid                                          $     400,009
                                                          =============

Supplemental disclosure of noncash investing activities:

Consolidation and issuance of shares:

Increase in participating first mortgage
   bonds                                                  $(168,557,007)
Increase in interest receivable                                (593,984)
Increase in promissory notes receivable                      (6,609,950)
Increase in other assets                                        (12,193)
Increase in notes payable                                    13,680,866
Increase in accounts payable, accrued
   expenses and other liabilities                               104,376
Increase in due to affiliates                                   434,351
Increase in distributions payable                             2,452,088
Increase in excess of acquired net assets over cost           3,314,120
Decrease in BUC$holders' capital                           (158,222,585)
Increase in general partners' capital                           233,237
Issuance of shares of common stock                          313,776,681
                                                          -------------

                                                          $           0
                                                          =============

Supplemental disclosure of noncash financing activities:

Distributions declared                                    $ (14,777,622)
Increase in distributions payable to the Manager                330,582
Increase in distributions payable to other
   shareholders                                               2,283,029
                                                          -------------

Distributions paid                                        $ (12,164,011)
                                                          =============


See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - General

Charter Municipal Mortgage Acceptance Company is a Delaware Business Trust which was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III"), three limited partnerships (the "Partnerships", and each individually a "Partnership") co-sponsored by affiliates of Related Capital Company ("Related"), as part of the settlement of class action litigation described below. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and, prior to October 1, 1997, Tax Exempt II.

Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to his or its Partnership in the Consolidation, which Shares commenced trading on the American Stock Exchange on October 1, 1997, under the stock symbol "CHC". There are 20,587,476 Shares currently outstanding.

The Company is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties. To finance its growth, the Company is permitted to reinvest the proceeds of asset sales, if any, and mortgage repayments and to incur debt of up to 50% of the Company's total market value (measured at the time such debt is incurred).

The Company has engaged Related Charter LP, an affiliate of Related (the "Manager"), to manage its day-to-day affairs. The Manager provides to the Company substantially the same services that were provided to the Partnerships by their general partners. The Manager also serves as the general partner of the Company for tax purposes.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $158,129,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company for the years ended December 31, 1997, 1996 and 1995 include information for the entire periods presented with respect to Tax Exempt II, but only include information for the period October 1, 1997 to December 31, 1997 with respect to the other Partnerships. Prior to the Consolidation, Tax Exempt II was a limited partnership which was formed under the laws of the State of Delaware on April 11, 1986.

b)  Participating FMBs and promissory notes receivable

The Company accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

In most cases the Company has a right to require redemption of the FMBs prior to their maturity, although it can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires the Company to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of shareholders' equity. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

The Company periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the FMBs. If the decline is judged to be other than temporary, the cost basis of the FMB is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because the FMBs are not readily marketable, the Company estimates fair value for each FMB as the present value of its expected cash flows using a discount rate for comparable tax exempt investments. This process is based upon projections of future economic events affecting the properties underlying the FMBs (the "Underlying Properties"), such as occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Company's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


From time to time, the Company has advanced funds to the owners of certain underlying properties in the form of promissory notes collateralized by second mortgages on such properties. These promissory notes are carried at cost less a valuation allowance where appropriate. The Company periodically evaluates the collectibility of both interest and principal of these investments to determine whether a reserve is necessary. As of both December 31, 1997 and 1996 reserves on these investments totaled approximately $138,000.

For both FMBs and promissory notes, interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

c)  Temporary Investments

Temporary investments at December 31, 1997 represent tax-exempt municipal preferred stock which is carried at cost which approximates market value. Temporary investments at December 31, 1996 represent tax exempt municipal preferred stock and tax exempt floating rate municipal bonds which are carried at cost which approximates market value.

d)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

e)  Consolidation Costs

Costs incurred in the Consolidation including, legal, accounting and registration fees, were charged directly to shareholders' equity.

f)  Income Taxes

The Company is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operations are passed directly to the Company's shareholders. The Company may be subject to other state and local taxes in jurisdictions in which it operates. At December 31, 1997, the net basis of the Company's assets and liabilities exceeded the net basis by approximately $____________.

g)  Profit and Loss Allocations and Distributions

Charter Municipal Mortgage Acceptance Company (After the Consolidation)

Pursuant to the Management Agreement between the Company and the Manager dated October 1, 1997 (the "Management Agreement"), the Manager receives a special distribution equal to a .375% per annum of the total invested assets of the Company (which equals the face amount of the FMBs), payable quarterly, for managing the affairs of the Company. After payment of the special distribution, distributions are made to the shareholders in accordance with their percentage interests.

Income is allocated first to the Manager in an amount equal to the special distribution. The net remaining profits or losses, after a special allocation of 1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

Basic income per share is computed based on the net income for the three months ended December 31, 1997 ($2,792,740), less the special allocations to the Manager ($355,202), divided by the number of Shares outstanding for the period (20,587,465). Net income per unit information for prior periods is not presented because it is not indicative of the Company's continuing capital structure.

As the Company has no securities that can convert at December 31, 1997, diluted net income per share is the same as basic net income per share.

Tax Exempt II (Prior to the Consolidation)

Net profits or losses and distributions were allocated 98% to the BUC$holders and 2% to the general partners of Tax Exempt II in accordance with the Agreement of Limited Partnership of Tax Exempt II (the "Partnership Agreement").

h)  Deferred Bond Selection Fees

Prior to the Consolidation the general partners of Tax Exempt II were paid and after the Consolidation the Advisor is paid bond selection fees (equal to 2% of the gross proceeds from the initial offering and 2% of the principal amount of each FMB, respectively) for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


i)  Deferred Loan Costs

Financing costs incurred in connection with the Company's $15 million credit facility were capitalized and were amortized on a straight line basis over the life of the credit facility. Financing costs incurred in connection with the Company's commitment for a $150 million revolving credit enhancement facility have been capitalized and will be amortized upon closing of the facility over its life.

j)  Excess of Acquired Net Assets Over Cost

The application of purchase accounting to the Consolidation resulted in the Company recording a deferred credit for the excess of the fair value of the net assets acquired from Tax Exempt I and Tax Exempt III over their cost. This deferred credit is being amortized to interest income from participating first mortgage bonds using the straight line method over 10 years, which approximates the average remaining term to maturity of the participating first mortgage bonds. Amortization recorded during 1997 was $82,853.

k)  Fair Value of Financial Instruments

As described above, the Company's investments in FMBs are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents and promissory notes receivable and notes payable approximates their carrying values at December 31, 1997 and 1996.

l)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m)  New Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flow.

n)  Reclassifications

Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 3 - Participating First Mortgage Bonds

The principal and interest payments on each FMB are payable only from the cash flows of the Properties underlying the FMBs (the "Underlying Properties"), including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such FMBs (the "Mortgage Loans"). None of the FMBs constitute a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding FMB which it secures.

Unless otherwise modified, the principal of currently existing FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Company may require pursuant to the terms of the FMB documents. The Company has a right to require redemption of the FMBs approximately twelve years after their issuance or may elect to hold them up to their maturity.

At December 31, 1997, the Company owns 32 FMBs which are secured by mortgages on apartment complexes in 11 different states across the continental United States. The face amount of the FMBs ranges from $5,075,000 to $19,450,000 with carrying amounts from $6,153,000 to $20,571,000. The FMBs have maturity dates from December 2003 to June 2017, however, they are callable from June 1998 to December 2006. The stated interest rates range from 4.87% to 8.5%, however, eight of the FMBs have been modified to allow the borrower to pay an amount equal to the cash flow from the underlying property. The weighted average interest rate recognized on the face amount of the portfolio of FMBs for the years ended December 31, 1997, 1996 and 1995 was $ , $ , and $ , respectively.

In October, 1997 the North Glen, Shannon Lakes, Lakepointe and Orchard Mills FMBs were modified to reflect a change in their stated interest rate, allow for deferred base and other interest accrued and unpaid through September 1997 to be paid at maturity or upon event of sale or refinancing and extend the mandatory call date eight years and the maturity date to 2017. In addition to these changed terms, the borrowers would also be subject to prepayment lockouts for eight years. The Company is currently anticipating modifying certain other FMBs, with terms generally similar to those listed above where appropriate.

In addition to the stated base rates of interest, each of the FMBs which have not been modified provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


9.34% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest on the FMBs are exempt from federal income taxation. During the years ended December 31, 1997, 1996 and 1995, five, two and one FMBs, paid contingent interest amounting to approximately $352,000, $220,000 and $68,000, respectively.

Certain of the FMB's have been modified. These modifications have generally encompassed an extension of the maturity (10-20 years) together with a prepayment lock or prepayment penalties and an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption features vary dependent on the facts of a particular FMB, the developer, the property's performance and requirements of bond counsel and local issuers.

Newly acquired FMB's will generally bear a fixed base interest rate and, to the extent permitted by existing regulations, and other features, they may or may not also provide for contingent interest. Terms are expected to be for up to 5 to 35 years although the

Company may have the right to cause repayment prior to maturity through a mandatory redemption features (5 to 7 years with up to 6 month's notice). In some cases, the principal of an FMB may amortize.

New FMB's are generally not expected to be subject to optional prepayment during the first 5-10 years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the principal outstanding balance, declining by 1% per annum. Certain new FMB's may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company may be invested in FMB's in which affiliates of the Manager have a controlling interest, equity interest or security interest. In selected circumstances and only in connection with the acquisition of tax exempt FMB's the Company may acquire a small amount of taxable bonds to fund certain costs associated with the issuance of FMB's, that under current law cannot be funded by FMB's.

In order to protect the tax exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

From time to time, the Company enters into forbearance agreements with the borrowers. The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. Payments under each of the existing forbearance agreements are current as of December 31, 1997.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $2,415,000, $1,407,000 and $704,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

No single FMB provided interest income which exceeded 15% of the Company's total revenue for the years ended December 31, 1997, 1996 or 1995.

From time to time the Company has advanced funds to owners of certain underlying properties in the form of Second Mortgage Loans (SMB's) when deemed appropriate when properties have operating difficulties including past due real estate taxes and/or deferred maintenance items. Currently, there is $__________ outstanding in SMB's, including a $6,600,000 Second Mortgage Loan on the Clarendon Hills property which proceeds were used to complete construction of that property. In addition, the Highpointe property has a pari passu First Mortgage held by a third party affiliated with the Manager in the amount of $3,250,000. Proceeds of this loan were used to complete construction of the property.

The cost basis of the FMBs at December 31, 1997 and 1996 was $325,979,355 and $154,239,028, respectively. The net unrealized gain on FMBs at December 31, 1997 consists of gross unrealized gains and losses of $28,984,175 and $8,663,529, respectively, at December 31, 1997. The net unrealized loss on FMBs at December 31, 1996 consists of gross unrealized gains and losses of $951,666 and $7,067,268, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - Deferred Costs

The components of Deferred Costs are as follows:

                                                    December 31,
                                           ------------------------------
                                              1997*               1996*
                                           ----------          ----------

Deferred bond selection costs              $3,756,964          $3,626,868
Deferred loan costs                           542,227                   0
                                            ---------           ---------
                                            4,299,191           3,626,868

Less:  Accumulated amortization            (2,006,782)         (1,821,926)
                                            ---------           ---------

                                           $2,292,409          $1,804,942
                                            =========           =========

*Information for 1996 (Prior to the Consolidation) is only with respect to Tax Exempt II (the Acquirer). Information for 1997 is with respect to the Company and its subsidiaries which includes Tax Exempt II and the Partnerships pursuant to the Consolidation.

NOTE 5 - Notes Payable

Upon the consummation of the Consolidation, the Company increased an existing $15 million Credit Facility by $2,500,000 over the existing outstanding balance of $13,681,866. Proceeds of the additional borrowing were used to pay costs incurred in the Consolidation. Other terms and conditions of the Credit Facility remained substantially the same.

On October 2, 1997, the Manager signed a conditional commitment letter with Capital Markets Assurance Corporation, now merged with MBIA Insurance Corporation ("MBIA") for a revolving credit enhancement facility (the "Facility") for up to $150 million which will enable a subsidiary of the Company to issue low interest rate AAA rated certificates ("Low Floater Certificates"). The Company will use the proceeds of such Facility to acquire FMBs. The interest rate on the Facility is repriced each week based upon the then market conditions. The Facility is expected to close in the second quarter of 1998 although no assurance can be given regarding the timing of such event.

Until the Facility is closed, Goldman Sachs & Company has opened an interim credit facility (the "Interim Credit Facility") for the Company at prevailing rates of interest for such accounts. At December 31, 1997, the rate was 6.34% and the outstanding balance was $21,445,340. The Interim Credit Facility that will be repaid with proceeds from the Facility, however it is payable on demand. On December 30, 1997 the $15,000,000 Credit Facility was repaid with proceeds of the Interim Credit Facility and certain of the Company's FMBs were pledged as collateral.

Indebtedness under the Facility and the Interim Credit Facility, together with any other indebtedness of the Company, will not exceed 50% of the Company's total market value as of the date such debt is incurred.

NOTE 6 - Related Parties

Charter Municipal Mortgage Acceptance Company (After the Consolidation)

Pursuant to the Management Agreement, the Manager will receive (i) bond selection fees equal to 2% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company; (ii) special distributions equal to .375% of total invested assets of the Company; (iii) loan servicing fees equal to .25% of the outstanding principal amount of FMBs; (iv) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Manager on behalf of the Company.

The original term of the Management Agreement will terminate on October 1, 2001. Thereafter, the Management Agreement will be renewed annually by the Company, subject to majority approval of the Company's Board of Trustees. The Management Agreement cannot be terminated by the Company prior to October 1, 2001, other than for gross negligence or willful misconduct of the Manager and by a majority vote of the Company's independent trustees. The Management Agreement may be terminated without cause by a majority vote of the Company's independent trustees following October 1, 2001 or by the Manager at any time.

The costs, expenses and the special distribution earned by the Manager for the three months ended December 31, 1997 (after the Consolidation) were as follows:

Bond Selection Fee                                          $  100,000
Expense reimbursement                                           36,747
Loan servicing fees                                            220,386
Special distribution                                           330,580
                                                              --------
                                                            $  687,713
                                                              ========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


Tax Exempt II (Prior to the Consolidation)

Prior to the Consolidation, the general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the "Related General Partner"), and Prudential Bache Properties, Inc. ("PBP"), together the "General Partners". The General Partners managed and controlled the affairs of the Company prior to the Consolidation.

The general partners of Tax Exempt II and their affiliates performed services for Tax Exempt II which included, but were not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates received reimbursements for costs incurred in connection with these services, the amount of which was limited by the provisions of the Partnership Agreement. The General Partners were paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equaled the total original face amount of the FMBs). An affiliate of the Related General Partner received loan servicing fees in an amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

The costs and expenses incurred to related parties for the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995 were:

                                               1997           1996          1995
                                           ------------   -----------    ------------
PBP and affiliates
   General and administrative              $   58,170     $   67,483     $  103,839
   Management fee                             303,984        405,312        405,312
                                           ----------     ----------     ----------
                                              362,154        472,795        509,151
                                           ----------     ----------     ----------

Related General Partner and affiliates
   General and administrative                  66,222         46,725         49,073
   Management fee                             303,984        405,313        405,313
   Loan servicing fee                         303,152        405,313        405,313
                                           ----------     ----------     ----------
                                              673,358        857,351        859,699
                                           ----------     ----------     ----------
                                           $1,035,512     $1,330,146     $1,368,850
                                           ==========     ==========     ==========

General

The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Manager.

As of December 31, 1997, the original owners of the underlying properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB.

NOTE 7 - Stock Option Plan

The Board of Trustees have adopted an incentive stock option plan (the "Incentive Stock Option Plan"), the purpose of which is to (i) attract and retain qualified persons as trustees and officers and (ii) to incentivize and more closely align the financial interests of the Manager and its employees and officers with the interests of the shareholders by providing the Advisor with substantial financial interest in the Company's success. The Compensation Committee shall be authorized and directed to administer the Incentive Stock Option Plan. Pursuant to the Incentive Stock Option Plan, if the Company's distributions per share of common stock in the immediately preceding calendar year exceed $0.9869 per share, the Compensation Committee will have the authority to issue options to purchase, in the aggregate, that number of shares of common stock which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or, in the initial year, as of October 1, 1997, provided, that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares of common stock over the life of the Incentive Stock Option Plan equal to 10% of the shares outstanding on October 1, 1997).

Subject to the limitations described in the preceding paragraph, if the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the next succeeding year and will be available for grant to Potential Optionees by the Compensation Committee in such succeeding year.

Pursuant to the Incentive Stock Option Plan, the Compensation Committee is not authorized to grant any options until six months after the common stock has been listed on the American Stock Exchange, so no options have been granted as of December 31, 1997. All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the shares of common stock on the date of the grant. The maximum option term is ten years from the date of grant. All stock options granted pursuant to the Incentive Stock Option Plan will vest immediately upon issuance.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - Selected Quarterly Financial Data (unaudited)

                                                             1997 Quarter
                                                                    ended
                                                              December 31
                                                              -----------
Revenues:

   Interest income:
     Participating first mortgage bonds                        $5,560,321
     Temporary investments                                         49,483
     Promissory notes                                             140,180
                                                                ---------
     Total revenues                                             5,749,984
                                                                ---------

Expenses:

   Interest expense                                               429,012
   Loan servicing fees                                            220,387
   General and administrative                                     376,900
   Amortization                                                    87,810
   Loss on impairment of assets                                 1,843,135
                                                                ---------

     Total expenses                                             2,957,244
                                                                ---------

     Net income                                                $2,792,740
                                                                =========

Special allocation of net income to the Manager                $  355,202
                                                                =========

Net income applicable to shareholders                          $2,437,538
                                                                =========

Net income per share (basic and diluted)                       $      .12
                                                                =========

NOTE 9 - Pro Forma Information (unaudited)

The unaudited pro forma information set forth below presents the condensed statements of income for the Company for the years ended December 31, 1997 and 1996 as if the acquisition had occurred on January 1, 1996. This pro forma financial data does not purport to represent what the Company's results of operations would actually have been had the Consolidation in fact occurred on such date or is such data necessarily indicative of the Company's results of operations for any future date or period.

                                                      Pro Forma (Unaudited)
                                                          Year Ended
                                                          December 31,
                                                      -----------------------
                                                        1997           1996
                                                      --------       ---------

Revenues                                                $    0         $    0
                                                         =====          =====

Net income                                              $    0         $    0
                                                         =====          =====

Net income applicable to shareholders                   $    0         $    0
                                                         =====          =====

Net income per share (basic and diluted)                $ 0.00         $ 0.00
                                                         =====          =====

NOTE 10 - Settlement of Class Action Litigation

On August 28, 1997, the United States District Court for the Southern District of New York (the "Court") issued its final approval order with respect to the settlement (the "Related Settlement") of a putative class action (the "Class Action") brought against, among others, the general partners of the Partnerships and certain of their affiliates under the original caption Kinnes et al. v. Prudential Securities Group, Inc. et al. The Related Settlement was applicable only to the general partners of the Partnerships affiliated with Related and certain of their affiliates, since the other defendants in the Class Action had previously entered into their own settlement agreement.

The Related Settlement was subject to objections by the holders of beneficial unit certificates ("BUCs") representing assignments of limited partnership interests and the limited partners of the Partnerships (collectively, the "BUC$holders"), and to final approval by the Court following a review of the settlement proposal at a fairness hearing.

The Related Settlement included, among other matters, the Consolidation, the acquisition by the Manager of the general partner interests held by PBP in each of the Partnerships (collectively, the "PBP Interest"), the transfer to the BUC$holders of one-half of the PBP Interest prior to the Consolidation and the reduction of certain fees which were then payable to the general partners of the Partnerships by 25%.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


On October 1, 1997, as part of the Related Settlement, Tax Exempt I, Tax Exempt II and Tax Exempt III consolidated to form the Company.

As part of the Related Settlement and in the Court's sole discretion, counsel to the BUC$holders ("Class Counsel") may receive additional attorney's fees payable in the Company's Shares, based upon 25% of the increase in value of the Company's shares during the first year following the Consolidation. The number of Shares so issued shall be limited to a maximum of 3.95% of the total number of shares outstanding on the first anniversary of the Consolidation (the "Anniversary Date"). The amount of shares to be issued under this provision cannot presently be determined.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11.  Executive Compensation.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report

         Balance Sheets as of December 31, 1997 and 1996

         Statements of Income for the years ended December 31, 1997, 1996 and 1995

         Statements of Changes in Shareholders' Equity/Partners'
         Capital (Deficit) for the years ended December 31, 1997,
         1996 and 1995

         Statements of Cash Flows for the years ended December
         31, 1997, 1996 and 1995

         Notes to Financial Statements

(a) 2.   Financial Statement Schedules

         Schedule IV - Mortgage Loans on Real Estate at December
         31, 1997

         All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

(a)      3. Exhibits

3.1(a)   Certificate of Business Trust dated as of August 12,
         1996 (incorporated by reference to the Company's
         Registration Statement on Form 10, File No. 001-13237)

3.1(b)   Certificate of Amendment of Certificate of Business
         Trust dated as of April 30, 1997 (incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-13237)

3.1(c)   Trust Agreement dated as of August 12, 1996
         (incorporated by reference to the Company's Registration
         Statement on Form 10, File No. 001-13237)

3.1(d)   Amendment No. 1 to Trust Agreement dated as of April 30,
         1997 (incorporated by reference to the Company's
         Registration Statement on Form 10, File No. 001-13237)

3.1(e)   Amended and Restated Trust Agreement dated as of
         September 30, 1997 (incorporated by reference to the Company's Current Report on Form 8-K, filed with the
         Commission on March 19, 1998)

3.2      Bylaws ((incorporated by reference to the Company's
         Current Report on Form 8-K, filed with the Commission on March 19, 1998)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

4.1 Specimen Copy of Share Certificate for shares of beneficial interest of the Company (incorporated by reference to the Company's Amendment No. 1 on Form 10/A to the Company's Registration Statement on Form 10, File
         No. 001-13237)

10(a)    First Mortgage Bond, dated May 13, 1986, with respect to
         The Mansion project, in the principal amount of $19,450,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current Report on Form 8-K dated May
         13, 1986)

10(b) First Mortgage Bond, dated May 20, 1986, with respect to the Martin's Creek project, in the principal amount of $7,300,000 (incorporated by reference to Exhibit 10(c) in Tax Exempt I's Current Report on Form 8-K dated May 20, 1986)

10(c) First Mortgage Bond, dated May 20, 1986, with respect to the East Ridge project, in the principal amount of $8,700,000 (incorporated by reference to Exhibit 10(b) in Tax Exempt I's Current Report on Form 8-K dated May 20, 1986)

10(d) First Mortgage Bond, dated July 29, 1986, with respect to the High Pointe Club project (formerly named Greenhill), in the principal amount of $8,900,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current Report on Form 8-K dated July 29,
         1986)

10(e) First Mortgage Bond, dated August 14, 1986, with respect to the Cypress Run project at Tampa Palms, in the principal amount of $15,750,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current
         Report on Form 8-K dated August 14, 1986)

10(f) First Mortgage Bond, dated September 2, 1986, with respect to the Thomas Lake Place Apartments project, in the principal amount of $12,975,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current Report on Form 8-K dated September 2, 1986)

10(g) First Mortgage Bond, dated September 30, 1986, with respect to the North Glen Apartments project (formerly named Tempo Northridge), in the principal amount of $12,400,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current report on Form 8-K dated September 30, 1986)

10(h) First Mortgage Bond, dated October 9, 1986, with respect to Greenway Manor project, in the principal amount of $12,850,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current Report on Form 8-K dated October 9, 1986)

10(i) First Mortgage Bond, dated December 8, 1986, with respect to the Clarendon Hills Apartments project, in the principal amount of $17,600,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current Report on Form 8-K dated December 8, 1986)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

10(j) First Mortgage Bond, dated December 29, 1986, with respect to the Cedar Creek Village Apartments project, in the principal amount of $8,100,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current Report on Form 8-K dated December 29, 1986)

10(k) First Mortgage Bond, dated February 12, 1987, with respect to the Sunset Terrace project, in the principal amount of $10,350,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current Report on Form 8-K dated February 12, 1987)

10(l)    Loan Agreement dated September 19, 1990 between River
         Bank America and the Tax Exempt I (incorporated by reference to Exhibit 10(a) in Tax Exempt I's Current
         Report on Form 8-K dated September 19, 1990)

10(m)    Note dated September 19, 1990 from the Tax Exempt I to
         River Bank America (incorporated by reference to Exhibit
         10(b) in Tax Exempt I's Current Report on Form 8-K dated
         September 19, 1990)

10(n)    Pledge Agreement dated September 19, 1990 between River
         Bank America and the Tax Exempt I (incorporated by reference to Exhibit 10(c) in Tax Exempt I's Current
         Report on Form 8-K dated September 19, 1990)

10(o) Indemnity and Reimbursement Agreement dated September 19, 1990 between Stephen M. Ross and the Tax Exempt I (incorporated by reference to Exhibit 10(d) in Tax Exempt I's Current Report on Form 8-K dated September 19, 1990)

10(p)    Settlement Agreement for the North Glen First Mortgage
         Bond dated December 3, 1990 (incorporated by reference to Exhibit 10(p) in Tax Exempt I's Annual Report on Form
         10-K dated December 31, 1991)

10(q) Settlement Agreement for the Thomas Lake Mortgage Bond dated July 11, 1991 (incorporated by reference to Exhibit 10(q) in Tax Exempt I's Annual Report on Form
         10-K dated December 31, 1991)

10(r)    Settlement Agreement for the Sunset Terrace First
         Mortgage Bond dated July 10, 1992 (incorporated by reference to Exhibit 10(r) in Tax Exempt I's Annual
         Report on Form 10-K dated December 31, 1992)

10(s)    Assignment and Assumption Agreement for the Clarendon
         Hills First Mortgage Bond dated May 1, 1992
         (incorporated by reference to Exhibit 10 (s) in Tax
         Exempt I's Annual report on Form 10-K dated December 31,
         1992)

10(t) First Supplemental Indenture between City of Hayward and Seattle-First National Bank relating to the Clarendon Hills First Mortgage Bond dated May 1, 1992 (incorporated by reference to Exhibit 10(t) in Tax Exempt I's Annual Report on Form 10-K dated December 31,
         1992)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

10(u)    Loan Agreement dated as of January 14, 1993 between Tax
         Exempt I and U.S. West Financial Services, Inc.
         (incorporated by reference to Exhibit 10(u) in Tax
         Exempt I's Quarterly Report on Form 10-Q dated June 30,
         1993)

10(v) Pledge and Security Agreement dated as of January 14, 1993 between Tax Exempt I and U.S. West Financial Service, Inc. (incorporated by reference to Exhibit 10(v) in Tax Exempt I's Quarterly Report on Form 10-Q dated June 30, 1993)

10(w) Secured Promissory Note dated January 14, 1993 between Tax Exempt I and U.S. West Financial Services, Inc. (incorporated by reference to Exhibit 10(w) in Tax Exempt I's Quarterly Report on Form 10-Q dated June 30,
         1993)

10(x)    Promissory Note dated January 15, 1993 between Tax
         Exempt I and RHA Inc. (incorporated be reference to
         Exhibit 10(x) in Tax Exempt I's Quarterly Report on Form
         10-Q dated June 30, 1993)

10(y) Nonrecourse Promissory Note Secured by Deed of Trust dated January 28, 1993 between Stephen P. Diamond and Clarendon Hills Investors, Inc. assigned to Tax Exempt I (incorporated by reference to Exhibit 10(y) in Tax Exempt I's Quarterly Report on Form 10-Q dated June 30,
         1993)

10(z) Assignment Agreement dated January 15, 1993 between Summit Tax Exempt Funding Corporation and Tax Exempt I (incorporated by reference to Exhibit 10(z) in Tax Exempt I's Quarterly Report on Form 10-Q dated June 30,
         1993)

10(aa)   Amended Settlement Agreement for the North Glen First
         Mortgage dated June 1, 1993 (incorporated by reference to Exhibit 10 (aa) in Tax Exempt I's Annual Report on
         Form 10-K dated December 31, 1993)

10(ab)   Sale-Purchase Agreement between Mansion Apartment
         Project Investors, Inc., Seller and Independence
         Apartments Associates, L.P., Purchaser dated November
         30,1993 (incorporated by reference to Exhibit 10 (ab) in
         Tax Exempt I's Quarterly Report on Form-Q dated March
         31, 1994)

10(ac) Addendum to Sale-Purchase Agreement between Mansion Apartment Project Investors, Inc., Seller and Independence Apartments Associates, L.P., Purchase dated March 31, 1994 (incorporated by reference to Exhibit 10(ac) in Tax Exempt I's Quarterly Report on Form 10-Q dated March 31, 1994)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

10(ad) First Supplemental Indenture, dated as of October 18, 1994, between The Industrial Development Authority of the City of Independence, Missouri and Boatman's First National Bank of Kansas City relating to The Mansion project (incorporated by reference to Exhibit 10(ad) in Tax Exempt I's Annual Report on Form 10-K dated December 31, 1994)

10(ae) First Mortgage Bond, dated May 13, 1986 and revised as of October 18, 1994 with respect to The Mansion project, in the principal amount of $19,450,000 (incorporated by reference to Exhibit 10(ae) in Tax Exempt I's Annual Report on Form 10-K dated December 31, 1994)

10(af)   Amended Settlement Agreement for the North Glen First
         Mortgage dated May 1, 1996 (incorporated by reference to
         Exhibit 10(af) in Tax Exempt I's Annual Report on Form
         10-K/A-1 dated December 31, 1995)

10(ag) First Mortgage Bond, dated September 11, 1986, with respect to the Bay Club project, in the principal amount of $6,400,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated September 11, 1986)

10(ah) First Mortgage Bond, dated November 13, 1986, with respect to the Loveridge project, in the principal amount of $8,550,000 (incorporated by reference to exhibit 10(d) in Tax Exempt II's Form 8 Amendment No. 1 to Current Report on Form 8-K, dated February 10, 1987)

10(ai) First Mortgage Bond, dated December 30, 1986 with respect to The Lakes project, in the principal amount of $13,650,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated
         December 30, 1986)

10(aj) First Mortgage Bond, dated December 31, 1986, with respect to the Crowne Pointe project, in the principal amount of $5,075,000 (incorporated by reference to exhibit 10(b) in Tax Exempt II's Current Report on Form 8-K dated December 31, 1986)

10(ak) First Mortgage Bond, dated December 31, 1986, with respect to the Orchard Hills project, in the principal amount of $5,650,000 (incorporated by reference to exhibit 10(c) in Tax Exempt II's Current Report on Form 8-K dated December 31, 1986)

10(al) First Mortgage Bond, dated February 2, 1987, with respect to the Highland Ridge project, in the principal amount of $15,000,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated February 2, 1987)

10(am) First Mortgage Bond, dated February 11, 1987, with respect to the Newport Village project, in the principal amount of $13,000,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated February 11, 1987)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

10(an) First Mortgage Bond, dated February 11, 1987, with respect to the Sunset Downs project, in the principal amount of $15,000,000 (incorporated by reference to exhibit 10(b) in Tax Exempt II's Current Report on Form 8-K dated February 11, 1987)

10(ao) First Mortgage Bond, dated February 27, 1987, with respect to the Pelican Cove project, in the principal amount of $18,000,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated February 27, 1987)

10(ap) First Mortgage Bond, dated February 27, 1987, with respect to the Willow Creek project, in the principal amount of $6,100,000 (incorporated by reference to exhibit 10(c) in Tax Exempt II's Current Report on Form 8-K dated February 27, 1987)

10(aq) First Mortgage Bond, dated April 22, 1987, with respect to the Cedar Pointe project, in the principal amount of $9,500,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated April 22, 1987)

10(ar) First Mortgage Bond, dated June 26, 1987, with respect to the Shannon Lake project, in the principal amount of $12,000,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated June 26, 1987)

10(as) First Mortgage Bond, dated July 31, 1987, with respect to the Bristol Village project, in the principal amount of $17,000,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated July 31,1987)

10(at) First Mortgage Bond, dated July 31, 1987, with respect to the Suntree project, in the principal amount of $7,500,000 (incorporated by reference to exhibit 10(b) in Tax Exempt II's Current Report on Form 8-K dated July 31, 1987)

10(au) First Mortgage Bond, dated August 7, 1987, with respect to the River Run project, in the principal amount of $6,700,000 (incorporated by reference to exhibit 10(b) in Tax Exempt II's Current Report on Form 8-K dated August 7, 1987)

10(av) First Mortgage Bond, dated August 14, 1987, with respect to the Players Club project, in the principal amount of $2,500,000 (incorporated by reference to exhibit 10(a) in Tax Exempt II's Current Report on Form 8-K dated August 14, 1987)

10(aw)   Settlement Agreement for the Shannon Lake First Mortgage
         Bond dated December 3, 1990 (incorporated by reference to Exhibit 10(q) in Tax Exempt II's 1991 Annual Report on Form 10K)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

10(ax)   Settlement Agreement for the Newport Village First
         Mortgage Bond dated October 9, 1992 (incorporated by reference to Exhibit 10(r) in Tax Exempt II's 1992
         Annual Report on Form 10K)

10(ay)   Settlement Agreement for the Sunset Downs First Mortgage
         Bond dated July 10, 1992 (incorporated by reference to
         Exhibit 10(s) in Tax Exempt II's 1992 Annual Report on
         Form 10K)

10(az) Settlement Agreement for the Suntree First Mortgage Bond dated February 1, 1992 (incorporated by reference to Exhibit 10(t) in Tax Exempt II's 1992 Annual Report on
         Form 10K)

10(aaa)  Settlement Agreement for the Players Club First Mortgage
         Bond dated February 1, 1992 (incorporated by reference to Exhibit 10(w) in Tax Exempt II's 1992 Annual Report on Form 10K)

10(aab)  Settlement Agreement for the Bristol Village First
         Mortgage Bond dated March 2, 1993 (incorporated by reference to Exhibit 10(x) in Tax Exempt II's 1992
         Annual Report on Form 10K)

10(aac)  Amended Settlement Agreement for the Shannon Lake First
         Mortgage Bond dated June 1, 1993 (incorporated by reference to Exhibit 10(y) in Tax Exempt II's 1993
         Annual Report on Form 10K)

10(aad)  Amended Settlement Agreement for the Player's Club First
         Mortgage Bond dated December 1, 1993 (incorporated by reference to Exhibit 10(z) in Tax Exempt II's 1993
         Annual Report on Form 10K)

10(aae)  Amended Settlement Agreement for the Suntree First
         Mortgage Bond dated December 1, 1993 (incorporated by reference to Exhibit 10(aa) in Tax Exempt II's 1993
         Annual Report on Form 10K)

10(aaf) First Supplemental Indenture between The Industrial Development Authority of the City of Kansas City, Missouri and Boatmen's First National Bank of Kansas City dated January 24, 1994 (incorporated by reference to Exhibit 10(ab) in Tax Exempt II's Quarterly Report on Form 10Q dated March 31, 1994)

10(aag)  Option Agreement between The Lakes Project Investors,
         Inc., Seller and ZIPCO, Inc., Purchaser, dated January
         27, 1994 (incorporated by reference to Exhibit 10(ac) in
         Tax Exempt II's Quarterly Report on Form 10Q dated
         September 30, 1994)
tem 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

10(aah) Assignment and Assumption Agreements between The Lakes Apartments, Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (incorporated by reference to Exhibit 10(ad) in Tax Exempt II's Quarterly Report on Form 10Q dated September 30, 1994)

10(aai) Sale-Purchase Agreement between The Lakes Project Investors, Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (incorporated by reference to Exhibit 10(ae) in Tax Exempt II's Quarterly Report on Form 10Q dated September 30, 1994)

10(aaj)  Amended Settlement Agreement for the Player's Club First
         Mortgage Bond dated December 1, 1994 (incorporated by reference to Exhibit 10(af) in Tax Exempt II's 1994
         Annual Report on Form 10K)

10(aak)  Amended Settlement Agreement for the Suntree First
         Mortgage Bond dated December 1, 1994 (incorporated by reference to Exhibit 10(ag) in Tax Exempt II's 1994
         Annual Report on Form 10K)

10(aal)  Amended Settlement Agreement for the Loveridge First
         Mortgage Bond dated July 31, 1995 (incorporated by reference to Exhibit 10(ah) in Tax Exempt II's Quarterly
         Report on Form 10Q dated September 30, 1995)

10(aam) Amended Settlement and Forbearance Agreement for the Sunset Downs First Mortgage Bond dated July 31, 1995 (incorporated by reference to Exhibit 10(ai) in Tax Exempt II's Quarterly Report on Form 10Q dated September 30, 1995)

10(aan)  Amended Settlement Agreement for the Suntree First
         Mortgage Bond dated January 26, 1996 (incorporated by reference to Exhibit 10(aj) in Tax Exempt II's 1995
         Annual Report on Form 10K/A-1)

10(aao)  Amended Settlement Agreement for the Shannon Lake First
         Mortgage Bond dated May 1, 1996 (incorporated by reference to Exhibit 10(ak) in Tax Exempt II's 1995
         Annual Report on Form 10K/A-1)

10(aap)  Amended Settlement Agreement for the Player's Club First
         Mortgage Bond date January 26, 1996 (incorporated by reference to Exhibit 10(al) in Tax Exempt II's 1995
         Annual Report on Form 10K/A-1)

10(aaq)  Forbearance Agreement for the Highland Ridge First
         Mortgage Bond dated May 14, 1996 (incorporated by reference to Exhibit 10(am) in Tax Exempt II's 1995
         Annual Report on Form 10K/A-1)

10(aar)  Forbearance Agreement for the Cedar Pointe First
         Mortgage Bond dated February 1, 1997 (incorporated by reference to Exhibit 10(an) in Tax Exempt II's 1996
         Annual Report on Form 10-K)

10(aas) First Mortgage Bond, dated as of August 14, 1987, with respect to the Players Club project at Fort Myers in the principal amount of $7,200,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt III's Current
         Report on Form 8-K dated August 14, 1987)

10(aat) First Mortgage Bond, dated as of November 18, 1987, with respect to the Lakepoint project, in the principal amount of $15,100,000 (incorpo-
tem 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

         rated by reference to Exhibit 10(a) in Tax Exempt III's
         Current Report on Form 8-K dated November 18, 1987)

10(aau) First Mortgage Bonds, dated March 25, 1988, with respect to the Sunset Village and Sunset Creek projects in the principal amounts of $11,375,000 and $8,275,000, respectively (incorporated by reference to Exhibits 10(a) and 10(b) in Tax Exempt III's Current Report on Form 8-K dated March 25, 1988)

10(aav) First Mortgage Bond, dated as of May 1, 1989, with respect to the Ashley Knoll project (now named Orchard
         Mill) in the principal amount of $10,500,000
         (incorporated by reference to Exhibits 10(a), 10(b) and 10(c) in Tax Exempt III's Current Report on Form 8-K dated May 1, 1989)

10(aaw)  Settlement Agreement for the Lakepoint First Mortgage
         Bond dated June 28, 1991 (incorporated by reference to
         Exhibit 10(e) in Tax Exempt III's 1991 Annual Report on
         Form 10-K)

10(aax)  Settlement Agreement for the Players Club First Mortgage
         Bond dated February 1, 1992 (incorporated by reference to exhibit 10(f) in Tax Exempt III's 1992 Annual Report on Form 10-K)

10(aay)  Settlement Agreement for the Sunset Village First
         Mortgage Bond dated July 10, 1992 (incorporated by reference to Exhibit 10(g) in Tax Exempt III's 1992
         Annual Report in Form 10-K)

10(aaz)  Settlement Agreement for the Sunset Creek First Mortgage
         Bond dated July 10,1992 (incorporated by reference to exhibit 10(h) in Tax Exempt III's 1992 Annual Report on
         Form 10-K)

10(aaaa) Amended Settlement Agreement for the Lakepoint First
         Mortgage Bond dated June 1, 1993 (incorporated by reference to Exhibit 10(i) in Tax Exempt III's 1993
         Annual Report on Form 10-K)

10(aaab) Amended Settlement Agreement for the Players Club First
         Mortgage Bond dated December 1, 1993 (incorporated by reference to Exhibit 10(j) in Tax Exempt III's 1993
         Annual Report on Form 10-K)

10(aaac) Amended Settlement Agreement for the Players Club First
         Mortgage Bond dated December 1, 1994 (incorporated by reference to Exhibit 10(k) in Tax Exempt III's 1994
         Annual Report on Form 10-K)

10(aaad) Amended Settlement Agreement for the Lakepoint First
         Mortgage Bond dated May 1, 1996 (incorporated by reference to Exhibit 10(l) in Tax Exempt III's 1995
         Annual Report on Form 10-K/A-1)

10(aaae) Settlement Agreement for Orchard Mill First Mortgage
         Bond dated May 1, 1995 (incorporated by reference to
         Exhibit 10(m) in Tax Exempt III's September 30, 1996
         Quarterly Report on Form 10-Q)
tem 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

10(aaaf) Management Agreement dated as of October 1, 1997, between the Company and Related Charter L.P.
         (incorporated by reference to the Company's Current
         Report on Form 8-K, filed with the Commission on March
         19, 1998)

10(aaag) Agreement and Plan of Merger dated as of October 1,
         1997, by and among the Company, Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

10(aaah) Incentive Share Option Plan (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

10(aaai) First Mortgage Bond dated as of September 30, 1986, with respect to the Tempo Northridge Apartments project in the principal amount of $12,400,000 (filed herewith)

10(aaaj) First Mortgage Bond dated as of June 26, 1987, with respect to the Shannon Lake Project in the principal amount of $12,000,000 (filed herewith)

10(aaak) First Mortgage Bond dated as of November 18, 1987, with respect to the Lakepointe Project in the principal amount of $15,100,000 (filed herewith)

10(aaal) First Mortgage Bond dated as of May 1, 1989, with respect to the Ashley Knoll project in the principal amount of $10,500,000 (filed herewith)

10(aaam) First Mortgage Bond dated as of December 11, 1997, with respect to the Countryside Apartments Project in the principal amount of $5,000,000 (filed herewith)

27       Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

         Current Report on Form 8-K relating to the settlement of class action litigation which resulted in the formation of the Company was dated October 1, 1997 and filed on October 14, 1997.

         Current Report on Form 8-K relating to the signing of a conditional commitment letter with Capital Markets Assurance Corporation for up to a $150,000,000 revolving credit enhancement facility was dated October 2, 1997 and filed on November 6, 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)




Date:                              By: ________________________________
                                       Stuart J. Boesky
                                       Managing Trustee, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


         Signature                   Title                         Date
-----------------------     -----------------------------       -----------


____________________        Managing Trustee and Chairman
J. Michael Fried            of the Board



--------------------
Peter T. Allen              Managing Trustee



--------------------
Arthur P. Fisch             Managing Trustee



                            Managing Trustee, President,
____________________        Chief Executive Officer
Stuart J. Boesky            and Chief Operating Officer



                            Managing Trustee, Executive Vice
____________________        President, Secretary, Chief Financial
Alan P. Hirmes              Officer and Chief Accounting Officer

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)




Date:  March 30, 1998              By: /s/ Stuart J. Boesky
                                       ---------------------------
                                       Stuart J. Boesky
                                       Managing Trustee, President,
                                       Chief Executive Officer and
                                       Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


         Signature                        Title                      Date
 ----------------------        ------------------------------    ---------------


/s/ J. Michael Fried           Managing Trustee and Chairman
----------------------         of the Board
J. Michael Fried                                                 March 30, 1998



/s/ Peter T. Allen
----------------------
Peter T. Allen                 Managing Trustee                  March 30, 1998



/s/ Arthur P. Fisch
----------------------
Arthur P. Fisch                Managing Trustee                  March 30, 1998



                               Managing Trustee, President,
/s/ Stuart J. Boesky           Chief Executive Officer
-----------------------        and Chief Operating Officer       March 30, 1998
Stuart J. Boesky



                               Managing Trustee, Executive Vice
/s/ Alan P. Hirmes             President, Secretary, Chief
-----------------------        Financial Officer and Chief       March 30, 1998
Alan P. Hirmes                 Accounting Officer

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997

Participating First Mortgage Bonds

Descriptions of the various FMBs owned by the Company at December 31, 1997 are as follows:

                                                       Minimum                                                             Carrying
                                     Average           Pay Rate     Stated                                                 Amount
                                   Interest Rate     at December    Interest                                            at December
Property         Location          Paid for 1997*      31, 1997*    Rate*     Call Date   Maturity Date  Face Amount    31, 1997 (G)
--------         --------          --------------    -----------    --------  ---------   -------------  -----------    ------------
The Mansion      Independence, MO      6.88% (C)       5.23%         5.23%    April 2006   April 2008   $  19,450,000 $  14,536,000
Martin's Creek   Summerville, SC       8.16            8.25          8.25     Mar. 2000    May 2010         7,300,000     7,300,000
East Ridge       Mt. Pleasant, SC      8.25            8.25   (D)    8.25     Mar. 2000    May 2010         8,700,000     9,943,000
Highpointe Club  Harrisburg, PA        6.74            (B)           8.50     June 1998    June 2006        8,900,000     9,278,000
Cypress Run      Tampa, FL             5.84            (B)           8.50     Aug. 1998    Aug. 2006       15,402,428    14,191,000
Thomas Lake      Eagan, MN             9.07  (D)       8.50          8.50     Aug. 1998    Aug. 2006       12,975,000    13,902,000
North Glen       Atlanta, GA           6.00            7.00   (K)    7.00     Jul. 2005    Jun. 2017       12,400,000    12,400,000
Greenway Manor   St. Louis, MO         9.00  (D)       8.50          8.50     Oct. 1998    Sept. 2006      12,850,000    15,604,000
Clarendon Hills  Hayward, CA           6.04  (I)       5.52          5.52     Dec. 2003    Dec. 2003       17,600,000    13,886,000
Cedar Creek      McKinney, TX          8.00            (B)           8.50     Dec. 1998    Dec. 2006        8,100,000     9,836,000
Sunset Terrace   Lancaster, CA         5.04            (B)           8.00     Feb. 1999    May 2007        10,350,000     9,108,000
Bay Club         Mt. Pleasant, SC      8.09  (A)       8.25   (A)    8.25     Sep. 2000    Sep. 2006        6,400,000     7,314,000
Loveridge        Contra Costa, CA      5.33            (B)           8.00     Nov. 1998    Nov. 2006        8,550,000     6,153,000
The Lakes        Kansas City, MO       5.54  (E)       4.87          4.87     Dec. 2006    Dec. 2006       13,650,000     9,500,000
Crowne Pointe    Olympia, WA           8.00            8.00          8.00     Dec. 1998    Dec. 2006        5,075,000     5,800,000
Orchard Hills    Tacoma, WA            8.00            8.00          8.00     Dec. 1998    Dec. 2006        5,650,000     6,457,000
Highland Ridge   St. Paul, MN          7.30            7.50   (F)    8.00     Feb. 1999    Feb. 2007       15,000,000    15,536,000
Newport Village  Tacoma, WA            8.51  (D)       8.00          8.00     Jan. 1999    Jan. 2007       13,000,000    14,857,000
Sunset Downs     Lancaster, CA         4.79            (B)           8.00     May 1999     May 2007        15,000,000    12,660,000
Pelican Cove     St Louis, MO          7.50            (B)           8.00     Feb. 1999    Feb. 2007       18,000,000    20,571,000
Willow Creek     Ames, IA              8.00            8.00          8.00     Oct. 1999    Oct. 2006        6,100,000     6,971,000
Cedar Pointe     Nashville, TN         7.00  (H)       7.00   (H)    7.00     Apr. 2006    Apr. 2017        9,500,000     9,500,000
Shannon Lake     Atlanta, GA           6.00            6.00   (M)    6.00     Jul. 2005    Jun. 2017       12,000,000    11,571,000
Bristol Village  Bloomington, MN       8.68  (D)       8.00   (F)    8.00     Jun. 1999    Jun. 2005       17,000,000    18,214,000
Suntree          Ft. Myers, FL         6.68            6.50   (F)    8.00     Jul. 1999    Jul. 2007        7,500,000     7,768,000
River Run        Miami, FL             9.11  (I)       8.00          8.00     Aug. 1999    Aug. 2007        7,200,000     8,229,000
Players Club     Ft. Myers, FL         6.35            6.25   (F)    8.00     Aug. 1999    Aug. 2007        9,700,000     9,146,000
Lakepoint        Dekalb City, GA       6.00            6.00   (L)    6.00     Jul. 2005    Jun. 2017       15,100,000    12,943,000

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997

Participating First Mortgage Bonds

                                               Minimum                                                             Carrying
                                Average         Pay Rate  Stated                                                   Amount
                              Interest Rate   at December Interest                                                at December
Property        Location      Paid for 1997*    31, 1997* Rate*    Call Date  Maturity Date   Face Amount       31, 1997 (G) (N)
--------        --------      --------------  ----------- -------  ---------  -------------   -----------       ----------------
Sunset Village  Lancaster, CA     6.03          (B)        8.50    Mar. 2000     Mar. 2008      11,375,000      10,559,000
Sunset Creek    Lancaster, CA     5.13          (B)        8.50    Mar. 2000     Mar. 2008       8,275,000       6,317,000
Orchard Mill    Atlanta, GA       6.29    (J)   5.00       7.50    Jul. 2005     Jun. 2017      10,500,000      11,250,000
Countryside
  North         Memphis, TN       7.50%         7.50%      7.50%   Dec. 2017     Dec. 2034       5,000,000       5,000,000
                                                                                               -----------     -----------
                                                                                              $353,602,428    $346,300,000
                                                                                               ===========     ===========

*The average interest rate paid represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rate on the FMB increased in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the Underlying Properties fiscal year-end based on audited financial statements to no less than the minimum pay rate.

(B) The minimum pay rate is the current cash flow of the property.

(C) Includes contingent interest paid during 1997.

(D) Includes receipt of deferred base interest relating to prior periods.

(E) Includes receipt of primary and supplemental contingent interest.

(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.

(G) The FMBs are carried at their estimated fair values at December 31, 1997.

(H) Reflects payments accrued at December 31, 1996 that were received pursuant to a bond modification entered as of February 1, 1997, which lowered the base interest rate to 7% effective September 16, 1996.

(I) Includes receipt of primary contingent interest.

(J) Pursuant to a bond modification entered as of October 1, 1997 which lowered the base interest rate to 7.50% effective October 1, 1997, subject to a minimum pay rate of 5% through June 30, 2000.

(K) Pursuant to a forbearance agreement entered as of October 1, 1997 which lowered the base interest rate to 7% through June 30, 2000 and 7.50% thereafter.

(L) Pursuant to a bond modification entered as of October 1, 1997 which lowered the base interest rate to 6% effective October 1, 1997.

(M) Pursuant to a bond modification entered as of October 1, 1997 which lowered the base interest rate to 6% through July 31, 2000 and 7% thereafter.

(N) Aggregate cost for federal income tax purposes is $353,602,429

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1997

Participating First Mortgage Bonds

            Reconciliation of FMBs:
                                                            1997                1996               1995
                                                       --------------        ------------      ------------
              Balance at beginning of period:            $148,123,426        $150,274,452      $150,705,121
                  Acquisitions                            173,557,007                   0                 0
                  Realized loss on impairment
                  of assets                                (1,843,135)         (4,000,000)       (1,000,000)
                  Net change in fair value of
                  participating first mortgage bonds       26,436,248           1,822,519           542,877
                  Accretion of deferred income                 26,454              26,455            26,454
                                                          -----------         -----------       -----------
              Balance at close of period:                $346,300,000        $148,123,426      $150,274,452
                                                          ===========         ===========       ===========