Form 10-K/A
period 1997-12-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1998-04-17
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        DOCUMENTS INCORPORATED BY REFERENCE
       Part III Proxy Statement for Annual Meeting of Shareholders to be held on June 18, 1998.
Index to exhibits may be found on page 30
Page 1 of 133

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

From time to time the Company has advanced funds to owners of certain underlying properties in the form of promissory notes when deemed appropriate when properties have operating difficulties including past due real estate taxes and/or deferred maintenance items. As of December 31, 1997, the face amount of promissory notes outstanding was $12,075,921, and their carrying value was $7,080,265, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                             (a limited partnership)


                                              Carrying      Average                Minimum
                                  Face         Amount       Interest    Stated     Pay Rate at   Occupancy at   Rental Rates  No. of
                     Closing     Amount      at December    Rate Paid   Interest   December 31,  February 22,   at December   Rental
Property              Date      of Bond      31, 1997 (G)   for 1997*   Rate*         1997*         1998         31, 1997     Units
--------             -------    ---------    ------------   ---------   -----      -----------   ------------   ----------    -----
Bristol Village,
  Bloomington, MN    7/31/87    17,000,000     18,214,000   8.68 (D)     8.00         8.00 (F)      97.5         699-1,199     290
Suntree,
  Ft. Myers, FL      7/31/87     7,500,000      7,768,000   6.68         8.00         6.50 (F)      98.3         431-575       240
River Run,
  Miami, FL          8/07/87     7,200,000      8,229,000   9.11 (I)     8.00         8.00          96.9         619-879       164
Players Club,
  Ft. Myers, FL      8/14/87     9,700,000      9,146,000   6.35         8.00         6.25 (F)      90.5         425-645       288
Lakepoint,
  Dekalb City, GA   11/18/87    15,100,000     12,943,000   6.00         6.00         6.00 (L)      91.1         565-810       360
Sunset Village,
  Lancaster, CA      3/25/88    11,375,000     10,559,000   6.03         8.50         (B)           98.0         465-685       204
Sunset Creek,
  Lancaster, CA      3/25/88     8,275,000      6,317,000   5.13         8.50         (B)           92.3         465-685       148
Orchard Mill,
  Atlanta, GA        5/1/89     10,500,000     11,250,000   6.29 (J)     7.50         5.00          94.9         530-705       238
Countryside North
  Memphis, TN       12/11/97     5,000,000      5,000,000   7.50         7.50         7.50          86.0         431-586       152
                              ------------   ------------

                              $353,602,428   $346,300,000
                              ------------   ------------


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

Until the Facility is closed, Goldman Sachs & Company has opened an interim credit facility (the "Interim Credit Facility") for the Company at prevailing rates of interest for such accounts. At December 31, 1997, the rate was 6.34% and the outstanding balance was $21,445,340. The Interim Credit Facility will be repaid with proceeds from the Facility, however it is payable on demand. On December 30, 1997 the $15,000,000 Credit Facility was repaid with proceeds of the Interim Credit Facility and certain of the Company's FMBs with a carrying value of approximately $67 million were pledged as collateral.

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


                                                                           Year ended December 31,
                                                     -------------------------------------------------------------------
OPERATIONS                                              1997*         1996*         1995*         1994*         1993*
----------                                           -----------   -----------   -----------   -----------   -----------

Interest income from participating first mortgage
  bonds                                              $14,087,443   $11,647,431   $11,895,439   $11,765,112   $11,543,922
                                                     ===========   ===========   ===========   ===========   ===========

Interest expense                                     $   429,012
                                                     ===========

Loss on impairment of assets                         $ 1,843,135   $ 4,000,000   $ 1,000,000   $   500,000   $ 1,000,000
                                                     ===========   ===========   ===========   ===========   ===========

Net income                                           $10,055,808   $ 5,845,041   $ 9,187,803   $ 9,623,049   $ 8,285,673
                                                     ===========   ===========   ===========   ===========   ===========
For the three months ended December 31, 1997:


Net income applicable to shareholders of
  beneficial interest                                $ 2,437,538
                                                     ===========

Net income per share (basic and diluted) (1)         $       .12
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


The Company owns investments in thirty two FMBs and has net assets of approximately $332 million at December 31, 1997. One of the FMBs was acquired during 1997 (after the Consolidation) for $5,000,000, excluding bond selection fees and expenses of approximately $115,000. The properties securing the FMBs are garden apartments located in 16 major metro markets in 11 states. The properties range in size from 148 units to 550 units with an average size of 268 units. The properties can generally be categorized as B to B+ with respect to their overall quality. All of the properties have a comprehensive amenity package, competitive for their respective markets, including swimming pools, clubhouses, exercise rooms and tennis courts. The properties currently in the portfolio average 8-10 years in age. The portfolio reports an average occupancy of 97.9% as of February 22, 1998. Net operating income, in the aggregate, at the property level has increased an average of 3% per annum since 1992.


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

Until the Facility is closed, Goldman Sachs & Company has opened an interim credit facility (the "Interim Credit Facility") for the Company at prevailing rates of interest for such accounts. At December 31, 1997, the rate was 6.34% and the outstanding balance was $21,445,340. The Interim Credit Facility will be repaid with proceeds from the Facility, however it is payable on demand. On December 30, 1997 the $15,000,000 Credit Facility was repaid with proceeds of the Interim Credit Facility and certain of the Company's FMBs with a carrying value of approximately $67 million were pledged as collateral.

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


Because the FMBs are not readily marketable, the Company estimates fair value for each FMB using its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the underlying properties, such as occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Company's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.


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


A $1,843,135 loss on impairment of assets was recorded during the year ended December 31, 1997 to recognize other than temporary impairment of three FMBs based upon continuing operating difficulties begin experienced at the properties securing the FMBs which have or will likely result in modifications.


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

Item 8.  Financial Statements and Supplementary Data.
                                                                            Page
                                                                            ----
(a) 1.   Financial Statements
         --------------------

         Independent Auditors' Report                                       15

         Balance Sheets as of December 31, 1997 and 1996                    16

         Statements of Income for the years ended December 31,
         1997, 1996 and 1995                                                17

         Statements of Changes in Shareholders' Equity/Partners'
         Capital (Deficit) for the years ended December 31, 1997,
         1996 and 1995                                                      18

         Statements of Cash Flows for the years ended December 31,
         1997, 1996 and 1995                                                19

         Notes to Financial Statements                                      21

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

DELOITTE & TOUCHE LLP

New York, New York
March 30, 1998

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 BALANCE SHEETS


                                                                 December 31,
                                                         --------------------------
                                                             1997             1996
                                                         ------------   ------------

                                       ASSETS

Participating first mortgage bonds-at fair value         $346,300,000   $148,123,426
Temporary investments                                       3,500,000      3,600,000
Cash and cash equivalents                                   2,296,899        249,192
Interest receivable, net                                      879,519        735,343
Promissory notes receivable                                 7,080,265        275,572
Deferred costs, net                                         2,292,409      1,804,942
Due from affiliates                                                 0         84,225
Other assets                                                   41,471         23,775
                                                         ------------   ------------

Total assets                                             $362,390,563   $154,896,475
                                                         ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Notes payable                                          $ 21,445,340   $          0
  Accounts payable, accrued expenses and other liabilities    635,691        501,680
  Due to affiliates                                           674,949         72,194
  Distributions payable                                     4,735,117              0
  Excess of acquired net assets over cost                   3,231,267              0
                                                         ------------   ------------

Total liabilities                                          30,722,364        573,874
                                                         ============   ============

Commitments and Contingencies

Shareholders' equity:
  Beneficial owner's equity-manager                            24,788
  Beneficial owners' equity-other shareholders
   (50,000,000 shares authorized;
   20,587,465 shares issued and outstanding)              311,322,765
  Net unrealized gain on first mortgage bonds              20,320,646
                                                         ------------

Total Shareholders' Equity                                331,668,199
                                                         ------------

Total Liabilities and Shareholders' Equity               $362,390,563
                                                         ============
Partners' capital (deficit):
  BUC$holders (9,151,620 BUC$
   issued and outstanding)                                               160,622,463
  General partners                                                          (184,260)
  Net unrealized loss on
   participating first mortgage bonds                                     (6,115,602)
                                                                        ------------

Total partners' capital                                                  154,322,601
                                                                        ------------

Total liabilities and partners' capital                                 $154,896,475
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
                                                                    ===========    ============

See accompanying notes to financial statements

                    CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                         -------------------------------------------------------------------
                                                            1997                       1996                          1995
                                                         -----------                -----------                  -----------
Cash flows from operating activities:
   Net income                                            $10,055,808                $ 5,845,041                  $ 9,187,803
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Loss on impairment of assets                            1,843,135                  4,000,000                    1,000,000
   Amortization                                              226,351                    184,721                      184,723
   Amortization of excess of acquired net
     assets over cost                                        (82,853)                         0                            0
   Amortization of deferred income                           (66,212)                   (66,212)                     (66,212)
   Changes in assets and liabilities:
     Decrease in cash held in escrow                               0                          0                      520,677
     Decrease (increase) in interest receivable, net         449,808                    163,956                     (101,898)
     Decrease in promissory notes receivable, net                  0                     21,620                       73,560
     (Increase) decrease in other assets                      (5,503)                   (11,277)                       3,305
     Reserve for disputed claim                                    0                          0                     (422,287)
     Increase (decrease) in accounts payable,
       accrued expenses and other liabilities                 69,393                    (25,232)                      65,636)
     Decrease in deferred income                                   0                    (21,620)                     (73,560)
     Increase (decrease) in due from affiliates               84,225                    (84,225)                           0
     (Decrease) increase in due to affiliates               (162,178)                     8,133                       33,580
                                                         -----------                -----------                  -----------
   Total adjustments                                       2,356,166                  4,169,864                    1,217,524
                                                         -----------                -----------                  -----------
Net cash provided by operating activities                 12,411,974                 10,014,905                   10,405,327
                                                         -----------                -----------                  -----------

Cash flows from investing activities:
   Purchase of participating first mortgage bond          (5,000,000)                         0                            0
   Increase in deferred bond selection costs                (130,091)                         0                            0
   Net sale (purchase) of temporary investments              100,000                   (800,000)                    (624,510)
   Loans made to properties                                 (324,000)                  (300,000)                           0
   Principal payments received from loans made to
     properties                                              129,257                     73,321                       31,333
                                                         -----------                -----------                  -----------
Net cash used in investing activities                     (5,224,834)                (1,026,679)                    (593,177)
                                                         -----------                -----------                  -----------

Cash flows from financing activities:
   Distributions paid                                    (12,164,011)                (9,711,923)                  (9,711,923)
   Proceeds from notes payable                            23,945,340                          0                            0
   Repayments of notes payable                           (16,180,866)                         0                            0
   Increase in deferred loan costs                          (583,727)                         0                            0
   Consolidation costs                                    (2,497,603)                         0                            0
   Cash effect of Consolidation and issuance
     of shares                                             2,341,434                          0                            0
                                                         -----------                -----------                  -----------
Net cash used in financing activities                     (5,139,433)                (9,711,923)                  (9,711,923)
                                                         -----------                -----------                  -----------

Net increase (decrease) in cash and
   cash equivalents                                        2,047,707                   (723,697)                     100,227
Cash and cash equivalents at the
   beginning of year                                         249,192                    972,889                      872,662
                                                         -----------                -----------                  -----------
Cash and cash equivalents at the
   end of the year                                        $2,296,899               $    249,192                 $    972,889
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


Because the FMBs are not readily marketable, the Company estimates fair value for each FMB using its expected cash flows and an interest rate for comparable tax exempt investments. This process is based upon projections of future economic events affecting the properties underlying the FMBs (the "Underlying Properties"), such as occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Company's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

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

e)  Consolidation Costs


Costs incurred in the Consolidation including, legal, accounting and registration fees, in the amount of approximately $2.5 million were charged directly to shareholders' equity.


f)  Income Taxes


The Company is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operations are passed directly to the Company's shareholders. The Company may be subject to other state and local taxes in jurisdictions in which it operates. At December 31, 1997, the net tax basis of the Company's assets and liabilities exceeded the net tax basis by approximately $55,754,000.


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


At December 31, 1997, the Company owns 32 FMBs which are secured by mortgages on apartment complexes in 11 different states across the continental United States. The face amount of the FMBs ranges from $5,000,000 to $19,450,000 with carrying amounts from $5,000,000 to $20,571,000. The FMBs have maturity dates from December 2003 to June 2017, however, they are callable from June 1998 to December 2006. The stated interest rates range from 4.87% to 8.5%, however, eight of the FMBs have been modified to allow the borrower to pay an amount equal to the cash flow from the underlying property. The weighted average interest rate recognized on the face amount of the portfolio of FMBs for the years ended December 31, 1997, 1996 and 1995 was 6.75%, 7.18%, and 7.34%,
respectively.


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


From time to time the Company has advanced funds to owners of certain underlying properties in the form of promissory notes when deemed appropriate when properties have operating difficulties including past due real estate taxes and/or deferred maintenance items. As of December 31, 1997, the face amount of promissory notes outstanding was $12,075,921, and their carrying value was $7,080,265, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000.


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


During December of 1997, an unrelated publicly-registered partnership sold a portfolio of nine bonds similar to the Company's FMBs. Based on the information available to Company management regarding the pricing of this sale, management determined that market conditions for the Company's FMBs were much more favorable than was previously believed. Accordingly, the estimated fair values of the FMBs calculated by management at December 31, 1997 increased by a total of approximately. $22,700,000.

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


Until the Facility is closed, Goldman Sachs & Company has opened an interim credit facility (the "Interim Credit Facility") for the Company at prevailing rates of interest for such accounts. At December 31, 1997, the rate was 6.34% and the outstanding balance was $21,445,340. The Interim Credit Facility will be repaid with proceeds from the Facility, however it is payable on demand. On December 30, 1997 the $15,000,000 Credit Facility was repaid with proceeds of the Interim Credit Facility and certain of the Company's FMBs with a carrying value of approximately $67 million were pledged as collateral.


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


                                                     Pro Forma (Unaudited)
                                                         Year Ended
                                                         December 31,
                                                   -------------------------
                                                     1997           1996
                                                   --------       ---------
Revenues                                           $24,076,000   $24,769,000
                                                   ===========   ===========

Net income                                         $18,260,000   $16,756,000
                                                   ===========   ===========

Net income applicable to shareholders              $16,941,000   $15,438,000
                                                   ===========   ===========

Net income per share (basic and diluted)                 $0.82         $0.75
                                                   ===========   ===========


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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                     15

         Balance Sheets as of December 31, 1997 and 1996                  16

         Statements of Income for the years ended December 31,
         1997, 1996 and 1995                                              17

         Statements of Changes in Shareholders' Equity/Partners'
         Capital (Deficit) for the years ended December 31, 1997,
         1996 and 1995                                                    18

         Statements of Cash Flows for the years ended December
         31, 1997, 1996 and 1995                                          19

         Notes to Financial Statements                                    21

(a) 2.   Financial Statement Schedules

         Schedule IV - Mortgage Loans on Real Estate at December
         31, 1997                                                         42

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


10(aaai) First Mortgage Bond, dated as of September 30, 1986, with respect to the Tempo Northridge Apartments Project in
         the principal amount of $12,400,000 (filed herewith)             45

10(aaaj) First Mortgage Bond, dated as of June 26, 1987, with respect to the Shannon Lake Project in the principal
         amount of $12,000,000 (filed herewith)                           67

10(aaak) First Mortgage Bond, dated as of November 18, 1987, with respect to the Lakepointe Project in the principal
         amount of $15,100,000 (filed herewith)                           87

10(aaal) First Mortgage Bond, dated as of May 1, 1989, with
         respect to the Ashley Knoll Project in the principal
         amount of $10,500,000 (filed herewith)                          107

10(aaam) First Mortgage Bond, dated as of December 11, 1997, with respect to the Countryside Apartments Project in the
         principal amount of $5,000,000 (filed herewith)                 126


27       Financial Data Schedule (filed herewith)                        133

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