Form 10-Q
period 1998-03-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1998-05-20
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                                13-3949418
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                                   10022
----------------------------------------                              ----------
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

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 BALANCE SHEETS
                                   (unaudited)

                                                     ============   ============
                                                       March 31,    December 31,
                                                         1998           1997
                                                     ------------   ------------

ASSETS
Participating first mortgage bonds-at fair value     $345,653,614   $346,300,000
Temporary investments                                   5,250,000      3,500,000
Cash and cash equivalents                                 733,925      2,296,899
Interest receivable                                       854,093        879,519
Promissory notes receivable                             7,034,975      7,080,265
Deferred costs, net                                     2,282,417      2,292,409
Other assets                                               35,105         41,471
                                                     ------------   ------------

Total assets                                         $361,844,129   $362,390,563
                                                     ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Note payable                                      $ 21,540,245   $ 21,445,340
   Accounts payable, accrued expenses and
     other liabilities                                    576,251        635,691
   Due to affiliates                                      657,395        674,949
   Distributions payable                                4,735,117      4,735,117
   Excess of acquired net assets over cost              3,148,414      3,231,267
                                                     ------------   ------------

Total liabilities                                      30,657,422     30,722,364
                                                     ------------   ------------

Commitments and Contingencies

Shareholders' equity:
   Beneficial owner's equity-manager                       73,996         24,788
   Beneficial owners' equity-other shareholders
     (50,000,000 shares authorized;
     20,587,465 shares issued and outstanding)        311,445,065    311,322,765
   Net unrealized gain on first mortgage bonds         19,667,646     20,320,646
                                                     ------------   ------------

Total shareholders' equity                            331,186,707    331,668,199
                                                     ------------   ------------

Total liabilities and shareholders' equity           $361,844,129   $362,390,563
                                                     ============   ============

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                       =========================
                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1998           1997
                                                       ----------     ----------
Revenues:

   Interest income:
     Participating first mortgage bonds                $5,890,264     $2,717,025
     Temporary investments                                 41,526         32,292
     Promissory notes                                     145,799          7,830
                                                       ----------     ----------

     Total revenues                                     6,077,589      2,757,147
                                                       ----------     ----------

Expenses:

   Interest expense                                       344,770              0
   Management fees                                              0        202,656
   Loan servicing fees                                    217,974         99,940
   General and administrative                             220,027         86,076
   Amortization                                            46,856         46,180
                                                       ----------     ----------

     Total expenses                                       829,627        434,852
                                                       ----------     ----------

Net Income                                             $5,247,962     $2,322,295
                                                       ==========     ==========

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                         Net
                                                                     Unrealized
                                                  Beneficial         Gain (Loss)
                               Beneficial           Owners'              on
                                 Owner's            Equity -        Participating
                                 Equity             Other             First Mort-
                                -Manager         Shareholders         gage Bonds           Total
                              -------------      -------------      -------------      -------------
Balance at January 1, 1998    $      24,788      $ 311,322,765      $  20,320,646      $ 331,668,199
Net Income                          376,171          4,871,791                  0          5,247,962
Consolidation costs                       0            (14,374)                 0            (14,374)
Distributions                      (326,963)        (4,735,117)                 0         (5,062,080)
Net Change in Fair Value
   of Participating
   First Mortgage Bonds                   0                  0           (653,000)          (653,000)
                              -------------      -------------      -------------      -------------
Balance at March 31, 1998     $      73,996      $ 311,445,065      $  19,667,646      $ 331,186,707
                              =============      =============      =============      =============


                 See accompanying notes to financial statements

                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     ===========================
                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  5,247,962   $  2,322,295
                                                     ------------   ------------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Amortization                                            46,856         46,180
   Amortization of excess of acquired net
     assets over cost                                     (82,853)             0
   Amortization of deferred income                        (16,553)       (16,553)
   Changes in assets and liabilities:
     Decrease in interest receivable                       25,426        205,013
     Decrease in other assets                               6,366         12,597
     Decrease in accounts payable,
       accrued expenses and other liabilities             (49,501)       (26,655)
     Increase in due from affiliates                            0         84,225
     (Decrease) increase in due to affiliates             (13,935)       332,750
                                                     ------------   ------------
   Total adjustments                                      (84,194)       637,557
                                                     ------------   ------------
Net cash provided by operating activities               5,163,768      2,959,852
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in deferred bond selection costs              (35,963)             0
   Net sale (purchase) of temporary investments        (1,750,000)       300,000
   Principal payments received from loans
     made to properties                                    45,290         33,183
                                                     ------------   ------------
Net cash used in investing activities                  (1,740,673)       333,183
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid                                  (5,065,699)    (2,427,981)
   Proceeds from note payable                              94,905              0
   Increase in deferred loan costs                           (901)             0
   Consolidation costs paid                               (14,374)             0
                                                     ------------   ------------
Net cash used in financing activities                  (4,986,069)    (2,427,981)
                                                     ------------   ------------

                                                                     (continued)

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    ===========================
                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------
Net increase (decrease) in cash and
   cash equivalents                                   (1,562,974)       865,054
Cash and cash equivalents at the
   beginning of period                                 2,296,899        249,192
                                                    ------------   ------------
Cash and cash equivalents at the
   end of the period                                $    733,925   $  1,114,246
                                                    ============   ============

SUPPLEMENTAL INFORMATION:
   Interest paid                                    $   348,308    $          0
                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES:

Distributions declared                              $ (5,062,080)  $ (2,427,981)
Decrease in distributions payable to the Manager          (3,619)             0
                                                    ------------   ------------

Distributions paid                                  $ (5,065,699)  $ (2,427,981)
                                                    ============   ============

                 See accompanying notes to financial statements

                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

NOTE 1 - General

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III, three limited partnerships (the "Partnerships") co-sponsored by affiliates of Related Capital Company ("Related"), as part of the settlement of class action litigation described below. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and, prior to October 1, 1997, Tax Exempt II.

Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to his or its Partnership in the Consolidation.

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

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $158,129,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company for the three months ended March 31, 1997 is only with respect to Tax Exempt II.

Basic income per share in the amount of $.24 is computed based on the net income for the three months ended March 31, 1998 ($5,247,962), less the special allocations to the Manager ($376,171), divided by the weighted average number of shares outstanding for the period (20,587,465). Net income per unit information for 1997 is not presented because it is not indicative of the Company's continuing capital structure.

As the Company has no securities that can convert at March 31, 1998, diluted net income per share is the same as basic net income per share.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A-1 for the year ended December 31, 1997.

Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

NOTE 2 - Participating First Mortgage Bonds ("FMBs")

The Company accounts for its investments in the FMBs as "available for sale" debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital.

Because the FMBs are not readily marketable, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Company's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

At March 31, 1998, the Company owns 32 FMBs which are secured by mortgages on apartment complexes in 11 different states across the continental United States. The face amount of the FMBs ranges from $5,000,000 to $19,450,000 with carrying amounts from $5,000,000 to $20,571,000. The FMBs have maturity dates from December 2003 through June 2018, however, they are callable from June 1998 to June 2010. The stated interest rates range from 4.87% to 8.5%. The weighted average interest rate recognized on the face amount of the portfolio of FMBs for the three months ended March 31, 1998 and 1997 was 6.66% and 6.70%, respectively.

The original obligors and owners of the Underlying Properties of ten of the Company's FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day to day responsibilities and obligations of the Underlying Properties. These properties are paying as interest an amount equal to the net cash flow generated by operations which in some cases is not equal to the stated rate of the FMB. The Company has no present intention of declaring a default under these FMBs.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

Effective January 1, 1998 the Highland Ridge and Willow Creek FMBs were modified to reflect a change in their stated interest rate, allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon event of sale or refinancing and extend the mandatory call and prepayment lock-out dates. In addition, maturities were extended to 2017. The Company is currently anticipating modifying certain other FMBs, with terms generally similar to those above, where appropriate.

In addition to the stated base rates of interest, each of the FMBs which have not been modified provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest on the FMBs are exempt from federal income taxation. During the three months ended March 31, 1998 and 1997, one FMB paid contingent interest amounting to approximately $83,000 and $40,000, respectively.

Certain of the FMBs have been previously modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption features vary dependent on the facts of a particular FMB, the developer, the property's performance and requirements of bond counsel and local issuers.

From time to time, the Company enters into forbearance agreements and permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of March 31, 1998.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $898,000 and $449,000 for the three months ended March 31, 1998 and 1997, respectively.

From time to time the Company has advanced funds to owners of certain underlying properties in the form of promissory notes in order to complete construction or when properties have operating difficulties including past due real estate taxes and/or deferred maintenance items. As of March 31, 1998, the face amount of promissory notes outstanding was $12,275,326, and their carrying value was

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

$7,034,975, which is net of purchase accounting adjustments, and a reserve for collectibility of $382,694.

The cost basis of the FMBs at March 31, 1998 and December 31, 1997 was $325,985,968 and $325,979,355, respectively. The net unrealized gain on FMBs at March 31, 1998 consists of gross unrealized gains and losses of $28,331,175 and $8,663,529, respectively. The net unrealized gain on FMBs at December 31, 1997 consists of gross unrealized gains and losses of $28,984,175 and $8,663,529, respectively.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:

                                                       March 31,    December 31,
                                                         1998           1997
                                                     ------------   ------------
Deferred bond selection costs                        $  3,792,928   $  3,756,964
Deferred loan costs                                       543,128        542,227
                                                     ------------   ------------
                                                        4,336,056      4,299,191

Less:  Accumulated amortization                        (2,053,639)    (2,006,782)
                                                     ------------   ------------

                                                     $  2,282,417   $  2,292,409
                                                     ============   ============

NOTE 4 - Note Payable

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

Until the Facility is closed, Goldman Sachs & Company has opened an interim credit facility (the "Interim Credit Facility") for the Company at prevailing rates of interest for such accounts. At March 31, 1998, the rate was 6.79% and the outstanding balance was $21,540,245. The Interim Credit Facility, which is secured by certain of the Company's FMBs, will be repaid with proceeds from the Facility, however it is payable on demand.

Indebtedness under the Facility and the Interim Credit Facility, together with any other leveraging of the Company, will not exceed 50% of the Company's total market value as of the date such debt is incurred.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

NOTE 5 - Related Parties

Charter Municipal Mortgage Acceptance Company (After the Consolidation)
-----------------------------------------------------------------------

Pursuant to the Management Agreement, the Manager receives (i) bond selection fees equal to 2% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company; (ii) special distributions equal to .375% of total invested assets of the Company; (iii) loan servicing fees equal to .25% of the outstanding principal amount of FMBs; (iv) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Manager on behalf of the Company.

The costs, expenses and the special distribution incurred to the Manager for the three months ended March 31, 1998 were as follows:

Expense reimbursement                            48,734
Loan servicing fees                             217,974
Special distribution                            326,961
                                              ---------

                                              $ 593,669
                                              =========

Tax Exempt II (Prior to the Consolidation)
------------------------------------------

Prior to the Consolidation, the general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the "Related General Partner"), and Prudential Bache Properties, Inc. ("PBP"), together the "General Partners". The General Partners managed and controlled the affairs of Tax Exempt II prior to the Consolidation.

The General Partners and their affiliates performed services for Tax Exempt II which included, but were not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates received reimbursements for costs incurred in connection with these services, the amount of which was limited by the provisions of the partnership agreement of Tax Exempt II. The General Partners were paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equaled the total original face amount of the FMBs). An affiliate of the Related General Partner received loan servicing fees in an amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

The costs and expenses incurred to related parties for the three months ended March 31, 1997 were as follows:


PBP and affiliates
  General and administrative                $    17,446
  Management fee                                101,328
                                            -----------
                                                118,774
                                            -----------
Related General Partner and affiliates
  General and administrative                     12,309
  Management fee                                101,328
  Loan servicing fee                             99,940
                                            -----------
                                                213,577
                                            -----------
                                            $   332,351
                                            ===========

General
-------

The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Manager.

As of March 31, 1998, the original owners of the underlying properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB.

NOTE 6 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's only element of other comprehensive income is the change in the unrealized gain or loss on the Company's FMBs. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three months ended March 31, 1998 and 1997 was $4,594,962 and $2,322,295, respectively.

NOTE 7 - Subsequent Events

During the period April 1, 1998 through May 15, 1998 the Company acquired four FMBs for an aggregate purchase price of $24,910,000, not including bond selection fees of approximately $498,000. The purchases were financed entirely from borrowings under the Interim Credit Facility. Further information regarding the four FMBs is as follows:

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)

(a) Ocean Air Apartment Project

The Company acquired a $10 million Multifamily Housing Revenue FMB issued by the Norfolk Redevelopment and Housing Authority on April 20, 1998. The FMB bears interest at 7.25% per annum and is secured by the Ocean Air Apartment Project, a 434-unit affordable housing apartment complex in Norfolk, Virginia on which renovation is expected to begin this spring.

(b) Phoenix Apartments

The Company acquired a $3.2 million Multifamily Housing Revenue FMB issued by the California Statewide Communities Development Authority on April 28, 1998. The FMB bears interest at 7.125% per annum and is secured by Phoenix Apartments, a 184-unit affordable housing apartment complex in Stockton, California, which is currently undergoing renovations.


(c) Stone Creek Apartments

The Company acquired a $8.8 million Multifamily Housing Revenue FMB issued by the California Statewide Communities Development Authority on April 28, 1998. The FMB bears interest at 7.125% per annum and is secured by the Stone Creek Apartments, a 120-unit affordable housing apartment complex to be built in Hanford, California.

(d) Cedarbrook Apartments

The Company acquired a $2.8 million Multifamily Housing Revenue FMB issued by the California Statewide Communities Development Authority on April 28, 1998. The FMB bears interest at 7.125% per annum and is secured by the Cedarbrook Apartments, a 70-unit affordable housing apartment complex to be built in Watsonville, California.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

When used in this quarterly report on form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on form 10-Q pursuant to the "safe harbor" provision of the private securities litigation reform act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources
-------------------------------

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III, three limited partnerships (the "Partnerships") co-sponsored by affiliates of Related Capital Company ("Related").

The Company is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties. As of March 31, 1998, the Company owned 32 FMBs and had net assets of approximately $331,187,000.

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

The Company's growth will be financed through proceeds of a $150 million revolving credit enhancement facility with MBIA which will enable a subsidiary of the Company to issue low interest rate AAA rated certificates. Until the facility is closed, an interim credit facility has been opened, secured with certain of the Company's FMBs, which will be repaid with proceeds from the $150 million facility. The facility is expected to close in the second quarter of 1998 although no assurance can be given regarding the timing of such event. Although the credit facility may be increased, the Company's conservative financing strategy dictates leverage of no more than 50% of the value of the Company's capitalization.

During the period April 1, 1998 through May 15, 1998 the Company acquired four FMBs for an aggregate purchase price of $24,910,000, not including bond selection fees of approximately $498,000. The purchases were financed entirely from borrowings under the Interim Credit Facility.

During the three months ended March 31, 1998, cash and cash equivalents of the Company decreased approximately $1,563,000. This decrease was primarily due to the net purchase of temporary investments ($1,750,000) and distributions paid ($5,066,000) which exceeded cash provided by operating activities ($5,164,000) and proceeds from note payable ($95,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of $53,000.

Future liquidity is expected to result from cash generated from the Company's portfolio of FMBs and interest earned on funds invested in short-term tax-exempt money market instruments. The Company has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions in future years.

Effective January 1, 1998 the Highland Ridge and Willow Creek FMBs were modified to reflect a change in their stated interest rate, allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon event of sale or refinancing and extend the mandatory call and prepayment lock-out dates. In addition, maturities were extended to 2017. The Company is currently anticipating modifying certain other FMBs, with terms generally similar to those listed above where appropriate.

Results of Operations
---------------------

For the three months ended March 31, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Tax Exempt II with two other Partnerships on October 1, 1997, which resulted in the formation of the Company. The Company's results of operations for the three months ended March 31, 1998 consisted primarily of the results of the Company's investment in thirty two FMBs. The Company's results of operations for the three months ended March 31, 1997 consisted primarily of the results of Tax Exempt II's investment in fifteen FMBs.

General
-------

The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an underlying property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $898,000 and $449,000 was not recognized for the three months ended March 31, 1998 and 1997, respectively.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

           10(aaan) First Mortgage Bond, dated as of February 2, 1987, with respect to the Highland Ridge Project in the principal amount of $15,000,000 (filed herewith)

           10(aaao) First Mortgage Bond, dated as of March 2, 1987, with respect to the Mortenson I Project in the principal amount of $6,100,000 (filed herewith)

           27         Financial Data Schedule (filed herewith).

       (b) Reports on Form 8-K

           Current report on Form 8-K relating to the resignation of one officer and the election of two officers was dated February 6, 1998 and was filed on March 19, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY




Date:  May 14, 1998                 By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President
                                        Chief Executive Officer and
                                        Chief Operating Officer




Date:  May 14, 1998                 By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Managing Trustee, Executive Vice
                                        President, Secretary, Chief Financial
                                        Officer and Chief Accounting Officer