Form 10-Q
period 1998-06-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1998-08-14
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998


                                       OR


____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                       13-3949418
                --------                       ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)



625 Madison Avenue, New York, New York             10022
--------------------------------------             -----
(Address of principal executive offices)         (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                       June 30,     December 31,
                                                         1998          1997
                                                     ------------   ------------
ASSETS
Participating first mortgage bonds-at fair value     $376,620,228   $346,300,000
Temporary investments                                   8,250,000      3,500,000
Cash and cash equivalents                               1,396,518      2,296,899
Interest receivable                                     1,018,695        879,519
Promissory notes receivable                             7,513,987      7,080,265
Deferred costs, net                                     4,386,136      2,292,409
Other assets                                               75,316         41,471
                                                     ------------   ------------

Total assets                                         $399,260,880   $362,390,563
                                                     ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Note payable                                      $          0   $ 21,445,340
   Accounts payable, accrued expenses and
      other liabilities                                   892,509        635,691
   Due to affiliates                                      933,680        674,946
   Distributions payable                                4,735,205      4,735,120
   Excess of acquired net assets over cost              3,065,561      3,231,267
                                                     ------------   ------------

Total liabilities                                       9,626,955     30,722,364
                                                     ------------   ------------

Minority interest in subsidiary
   (subject to mandatory redemption)                   58,000,000              0
                                                     ------------   ------------

Commitments and Contingencies

Shareholders' equity:
   Beneficial owner's equity-manager                      125,770         24,788
   Beneficial owners' equity-other shareholders
   (50,000,000 shares authorized;
   20,587,837 and 20,587,465 shares issued
   and outstanding, respectively)                     311,840,509    311,322,765
   Accumulated other comprehensive income:
   Net unrealized gain on first mortgage bonds         19,667,646     20,320,646
                                                     ------------   ------------

Total shareholders' equity                            331,633,925    331,668,199
                                                     ------------   ------------

Total liabilities and shareholders' equity           $399,260,880   $362,390,563
                                                     ============   ============

                See accompanying notes to financial statements.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                   Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                                -----------------------   ------------------------
                                   1998          1997         1998          1997
                                ----------   ----------   -----------   ----------
Revenues:

   Interest income:
      Participating first
         mortgage bonds         $6,561,808   $2,937,554   $12,452,072   $5,654,579
      Temporary investments         62,868       40,854       104,394       73,146
      Promissory notes             144,631       10,249       290,430       18,079
                                ----------   ----------   -----------   ----------

      Total revenues             6,769,307    2,988,657    12,846,896    5,745,804
                                ----------   ----------   -----------   ----------


Expenses:

   Interest expense                328,875            0       673,645            0
   Management fees                       0      202,656             0      405,312
   Loan servicing fees             233,604      101,051       451,578      200,991
   General and administrative      347,854      107,158       567,881      193,234
   Amortization                     74,134       46,181       120,990       92,361
   Minority interest in
      income of subsidiary         256,757            0       256,757            0
                                ----------   ----------   -----------   ----------

      Total expenses             1,241,224      457,046     2,070,851      891,898
                                ----------   ----------   -----------   ----------

Net Income                      $5,528,083   $2,531,611   $10,776,045   $4,853,906
                                ==========   ==========   ===========   ==========


                See accompanying notes to financial statements.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (unaudited)


                                           Beneficial     Net Unrealized
                              Beneficial     Owners'      Gain (Loss) on
                               Owner's       Equity -      Participating
                               Equity -       Other         First Mort-
                               Manager     Shareholders     gage Bonds          Total
                             ---------    -------------    ------------    -------------
Balance at January 1, 1998   $  24,788    $ 311,322,765    $ 20,320,646    $ 331,668,199
Net Income                     778,354        9,997,691               0       10,776,045
Issuance of shares of                0            5,000               0            5,000
   beneficial interest
Consolidation costs                  0          (14,628)              0          (14,628)
Distributions                 (677,372)      (9,470,319)              0      (10,147,691)
Net Change in Fair Value
   of Participating First
   Mortgage Bonds                    0                0        (653,000)        (653,000)
                             ---------    -------------    ------------    -------------
Balance at June 30, 1998     $ 125,770    $ 311,840,509    $ 19,667,646    $ 331,633,925
                             =========    =============    ============    =============

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                      ---------------------------
                                                          1998            1997
                                                      ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 10,776,045    $ 4,853,906
                                                      ------------    -----------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Amortization                                            120,990         92,361
   Amortization of excess of acquired net
      assets over cost                                    (165,706)             0
   Amortization of deferred income                         (33,106)       (33,106)
   Changes in assets and liabilities:
      (Increase) decrease in interest receivable          (139,176)       228,067
      (Increase) decrease in other assets                  (33,845)        23,775
      Increase (decrease) in accounts payable,
         accrued expenses and other liabilities            276,696        (43,585)
      Decrease in due from affiliates                            0         84,225
      Increase in due to affiliates                        238,908        336,222
                                                      ------------    -----------
   Total adjustments                                       264,761        687,959
                                                      ------------    -----------
Net cash provided by operating activities               11,040,806      5,541,865
                                                      ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of participating first mortgage bonds      (30,960,000)             0
   Increase in deferred bond selection costs              (644,787)             0
   Net purchase of temporary investments                (4,750,000)      (200,000)
   Loans made to properties                               (529,972)      (280,000)
   Principal payments received from loans made to
      properties                                            96,250         63,981
                                                      ------------    -----------
Net cash used in investing activities                  (36,788,509)      (416,019)
                                                      ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid                                  (10,127,780)    (4,855,961)
   Proceeds from note payable                           33,423,898              0
   Repayments of notes payable                         (54,869,238)             0
   Increase in deferred costs relating to the
      revolving credit enhanced facility                (1,569,930)             0
   Increase in minority interest                        58,000,000              0
   Issuance of shares of beneficial interest                 5,000              0
   Consolidation costs paid                                (14,628)             0
                                                      ------------    -----------
Net cash provided by (used in) financing activities     24,847,322     (4,855,961)
                                                      ------------    -----------

                                                                     (continued)

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        1998             1997
                                                    ------------    -----------
Net (decrease) increase in cash and
   cash equivalents                                     (900,381)       269,885
Cash and cash equivalents at the
   beginning of period                                 2,296,899        249,192
                                                    ------------    -----------
Cash and cash equivalents at the
   end of the period                                   1,396,518    $   519,077
                                                    ============    ===========

SUPPLEMENTAL INFORMATION:
   Interest paid                                    $    673,958    $         0
                                                    ============    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES:

Distributions declared                              $(10,147,691)   $(4,855,961)
Increase in distributions payable to shareholders             85              0
Increase in special distribution payable
   to the Manager                                         19,826              0
                                                    ------------    -----------

Distributions paid                                  $(10,127,780)   $(4,855,961)
                                                    ============    ===========

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)
NOTE 1 - General

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties. As of June 30, 1998 the Company owned a portfolio of 37 FMBs.

The Company was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III, three publicly registered limited partnerships (the "Partnerships") co-sponsored by affiliates of Related Capital Company ("Related"), as part of the settlement of class action litigation described below. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and, prior to October 1, 1997, Tax Exempt II. Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to his or its Partnership in the Consolidation.

The Company has engaged Related Charter LP, an affiliate of Related (the "Manager"), to manage its day-to-day affairs.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership. Results of operations and other operating financial data for the Company for the three and six months ended June 30, 1997 is only with respect to Tax Exempt II.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary business trust (see Note 5). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

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

As of June 30, 1998, the Company owned 37 FMBs which are secured by mortgages on apartment complexes in 12 different states across the continental United States. The face amount of the FMBs ranges from $2,840,000 to $19,450,000 with carrying amounts from $2,840,000 to $20,571,000. The FMBs have maturity dates from December 2003 through May 2040, however, they are callable from June 1998 to June 2010. The stated interest rates range from 4.87% to 8.5%. The weighted average interest rate recognized on the face amount of the portfolio of FMBs for the three and six months ended June 30, 1998 and 1997 was 7.02% and 7.25% and 6.89% and 6.98%, respectively.

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

Effective January 1, 1998 the Highland Ridge, Willow Creek, Bristol Village and Thomas Lake FMBs were modified to reflect a change in their stated interest rate, allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon event of sale or refinancing and extend the mandatory call and prepayment lock-out dates. In addition, the maturities of the Highland Ridge and Willow Creek FMBs were extended to 2017 and the maturities of the Bristol Village and Thomas Lake FMBs were extended to 2027 with

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

mandatory call dates at January 2010. The Company is currently anticipating modifying certain other FMBs, with terms generally similar to those above, where appropriate.

In addition to the stated base rates of interest, each of the FMBs which have not been modified provides for "contingent interest". During the six months ended June 30, 1998 and 1997, five and three FMBs paid contingent interest amounting to approximately $404,000 and $186,000, respectively.

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

From time to time, the Company enters into forbearance agreements and permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of June 30, 1998.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,670,000 and $777,000 for the six months ended June 30, 1998 and 1997, respectively.

From time to time the Company has advanced funds to owners of certain underlying properties in the form of promissory notes in order to complete construction or when properties have operating difficulties including past due real estate taxes and/or deferred maintenance items. As of June 30, 1998, the face amount of promissory notes outstanding was $12,746,528, and their carrying value was $7,513,987, which is net of purchase accounting adjustments, and a reserve for collectibility of $452,119.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

During the period January 1, 1998 through June 30, 1998 the Company acquired five FMBs for an aggregate purchase price of $30,960,000, not including bond selection fees and expenses of approximately $619,000. The purchases were financed entirely from borrowings under the Interim Credit Facility. Further information regarding the five FMBs is as follows:

                                                                            Stated              No. of
 Project                         Closing                   Face            Interest             Rental
  Name                             Date               Amount of Bond         Rate               Units
  ----                             ----               --------------         ----               -----
Ocean Air
   Norfolk, VA                   4/20/98               $10,000,000            7.25%               434

Phoenix
   Stockton, CA                  4/28/98                 3,250,000            7.125%              184

Stone Creek
   Watsonville, CA               4/28/98                 8,820,000            7.125%              120

Cedarbrook
   Hanford, CA                   4/28/98                 2,840,000            7.125%               70

Marsh Landings
   Portsmouth, VA                5/20/98                 6,050,000            7.25%               250


The cost basis of the Company's portfolio of 37 and 32 FMBs at June 30, 1998 and December 31, 1997 was $356,952,582 and $325,979,355, respectively. The net unrealized gain on FMBs at June 30, 1998 consists of gross unrealized gains and losses of $28,331,175 and $8,663,529, respectively. The net unrealized gain on FMBs at December 31, 1997 consists of gross unrealized gains and losses of $28,984,175 and $8,663,529, respectively.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:

                                                    June 30,     December 31,
                                                      1998           1997
                                                  -----------    -----------
Deferred bond selection costs                     $ 4,401,751    $ 3,756,964
Deferred costs relating to the revolving credit
  enhanced facility (see Note 4)                    2,112,157        542,227
                                                  -----------    -----------
                                                    6,513,908      4,299,191

Less:  Accumulated amortization                    (2,127,772)    (2,006,782)
                                                  -----------    -----------

                                                  $ 4,386,136    $ 2,292,409
                                                  ===========    ===========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

NOTE 4 - Minority Interest In Subsidiary

On May 21, 1998 the Company closed its revolving credit enhanced facility (the "Facility") in order to raise additional capital of up to $150 million to acquire additional First Mortgage Bonds ("FMBs"). The initial transaction with respect to the Facility involved the contribution by the Company of thirteen issues of FMBs owned by the Company in the aggregate principal amount of $144,625,000 to a Delaware business trust (the "Origination Trust"), a wholly owned subsidiary of the Company, which immediately contributed the same FMBs to another Delaware business trust (the "Owner Trust") , a wholly owned subsidiary of the Origination Trust. The Owner Trust issued two certificates: a Senior Certificate, with an outstanding face amount of $58,000,000, which was itself deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors; and a Residual Certificate representing the remaining beneficial ownership interest in the FMBs, which was issued to the Origination Trust, whose sole owner is the Company. At the same time, the Owner Trust acquired a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Floater Certificates were privately placed raising $58,000,000, which proceeds were used by the Company to repay outstanding debt under the Interim Credit Facility and to acquire additional FMBs.

The end result of the transaction is that a portion of the interest received by the Owner Trust on the FMBs is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent ("Goldman Sachs & Co."), as the distribution amount that is necessary (but not greater than necessary) to enable the remarketing agent to sell the Floater Certificates at par on any weekly determination date.

For financial accounting and reporting purposes, the Senior Certificate is classified as "Minority interest in subsidiary (subject to mandatory redemption)" in the accompanying consolidated balance sheets. Income is allocated first to the minority interest in an amount equal to the distribution through the Senior Certificate to the holders of the Floater Certificates. Such special allocation of income is classified as "minority interest in income of subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the Facility are being amortized using the straight line method over 10 years, which approximates the average remaining term to maturity of the FMBs expected to be contributed to the Owner Trust.

It is anticipated that when the Company has need of additional capital it will either: (1) cause the Owner Trust to increase the outstanding face amount of the Senior Certificate from $58,000,000 to no more than $72,312,000 (50% of the value of the FMBs currently owned by the Owner Trust); or (2) contribute additional FMBs to the Owner Trust and cause an increase in the outstanding face amount of the Senior Certificate to an amount that will then be no more than 50% of the aggregate value of the FMBs then owned by the Owner Trust. The maximum amount of Floater Certificates that may be issued to raise capital under the Facility is up to $150 million.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

NOTE 5 - Note Payable

Until the Company causes the Owner Trust to increase the outstanding face amount of the Senior Certificate, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") is available to the Company at prevailing rates of interest for such accounts. At June 30, 1998, the outstanding balance was $0. Any outstanding balance under the Interim Credit Facility, which is secured by certain of the Company's FMBs, will be repaid with proceeds from the Facility, however it is payable on demand.

The outstanding face amount of the Senior Certificate and indebtedness under the Interim Credit Facility, together with any other leveraging of the Company, will not exceed 50% of the Company's total market value as of the date incurred.

NOTE 6 - Related Parties

Charter Municipal Mortgage Acceptance Company (After the Consolidation) Pursuant to the Management Agreement, the Manager receives (i) bond selection fees equal to 2% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company; (ii) special distributions equal to .375% of total invested assets of the Company; (iii) loan servicing fees equal to .25% of the outstanding principal amount of FMBs; (iv) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Manager on behalf of the Company.

Each independent trustee is entitled to receive compensation for serving as a trustee at the rate of $5,000 per year in cash and shares of beneficial interest having an aggregate value of $10,000, based on the fair market value at the date of issuance. On June 4, 1998, 186 shares, having an aggregate value of $2,500, were issued to each independent trustee relating to their services for the quarter ended December 31, 1997.

The costs, expenses and the special distribution incurred to the Manager for the three and six months ended June 30, 1998 were as follows:

                    Three Months Ended     Six Months Ended
                       June 30, 1998        June 30, 1998
                        ----------           ----------
Bond selection fees     $  619,200           $  619,200
Expense reimbursement      114,000              162,734
Loan servicing fees        233,604              451,578
Special distribution       350,406              677,367
Trustee fees                 7,500               22,500
                        ----------           ----------
                        $1,324,710           $1,933,379
                        ==========           ==========


Tax Exempt II (Prior to the Consolidation)
Prior to the Consolidation, the general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the "Related General Partner"), and Prudential

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

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

The costs and expenses incurred to related parties for the three and six months ended June 30, 1997 were as follows:

                          Three Months Ended  Six Months Ended
                             June 30, 1997     June 30, 1997
                             -------------     -------------
PBP and affiliates
   General and administrative   $ 17,276          $ 34,722
   Management fee                101,328           202,656
                                --------          --------
                                 118,604           237,378
                                --------          --------
Related General Partner
   and affiliates
   General and administrative     19,000            31,309
   Management fee                101,328           202,656
   Loan servicing fee            101,051           200,991
                                --------          --------
                                 221,379           434,956
                                --------          --------
                                $339,983          $672,334
                                ========          ========

General
The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Manager.

As of June 30, 1998, the original owners of the underlying properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB.

NOTE 7 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's only element of other

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

comprehensive income is the change in the unrealized gain or loss on the Company's FMBs. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three and six months ended June 30, 1998 and 1997 was $5,528,083 and $2,531,611 and $10,123,045 and $4,853,906
respectively.

NOTE 8 - Earnings Per Share

Basic income per share in the amount of $.25 and $.49 is computed based on the net income for the three and six months ended June 30, 1998 ($5,528,083 and $10,776,045, respectively), less the special allocations to the Manager ($402,183 and $778,354, respectively), divided by the weighted average number of shares outstanding for the period (20,587,575 and 20,587,520, respectively). Net income per unit information for 1997 is not presented because it is not indicative of the Company's continuing capital structure.

As the Company has only one type of security at June 30, 1998, diluted net income per share is the same as basic net income per share.

NOTE 9 - Subsequent Events

During the period July 1, 1998 through August 14, 1998 the Company acquired two FMBs for an aggregate purchase price of $13,600,000, not including bond selection fees and expenses of approximately $272,000. The purchases were financed primarily from borrowings under the Interim Credit Facility. Further information regarding the two FMBs is as follows:

                                                           Stated         No. of
 Project              Closing             Face            Interest        Rental
  Name                  Date         Amount of Bond          Rate          Units
  ----                  ----         --------------          ----          -----
Gulfstream
   Dania, FL          7/23/98          $3,500,000            7.25%          96

College Park
   Naples, FL         7/15/98         $10,100,000            7.25%         210

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

Liquidity and Capital Resources
Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties. As of June 30, 1998, the Company owned 37 FMBs and had net assets of approximately $331,324,000.

The Company was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III"), three publicly registered limited partnerships (the "Partnerships") co-sponsored by affiliates of Related Capital Company ("Related").

In order to generate increased tax exempt income and as a result enhance the value of the Company's stock, the Company intends to originate and acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Manager also believes that each year a growing number of these properties are financed with tax-exempt bonds. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will originate and acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

On May 21, 1998 the Company closed its revolving credit enhanced facility (the "Facility") in order to raise additional capital of up to $150 million to acquire additional First Mortgage Bonds ("FMBs"). The initial transaction with respect to the Facility involved the contribution by the Company of thirteen issues of FMBs owned by the Company in the aggregate principal amount of $144,625,000 to a Delaware business trust (the "Origination Trust"), a wholly owned subsidiary of the company, which immediately contributed the same FMBs to another Delaware business trust (the "Owner Trust") , a wholly owned subsidiary of the Origination Trust. The Owner Trust issued two certificates: a Senior Certificate, with an outstanding face amount of $58,000,000, which was itself deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional inter-ests in the Senior Certificate to new investors; and a Residual Certificate representing the re-maining beneficial ownership interest in the FMBs, which was issued to the Origination Trust, whose sole owner is the Company. At the same time, the Owner Trust acquired a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and also arranged for a liquidity facility, issued by a con-sortium of highly rated European banks, with respect to the Floater Certificates. The Floater Certificates were privately placed raising $58,000,000, which proceeds were used by the Com-pany to repay outstanding debt under the Interim Credit Facility and to acquire additional FMBs.

The end result of the transaction is that a portion of the interest received by the Owner Trust on the FMBs is distributed through the Senior Certificate to the holders of the Floater Certifi-cates in an amount determined each week by the remarketing agent ("Goldman Sachs & Co."), as the distribution amount that is necessary (but not greater than necessary) to enable the re-marketing agent to sell the Floater Certificates at par on any weekly determination date.

It is anticipated that when the Company has need of additional capital it will either: (1) cause the Owner Trust to increase the outstanding face amount of the Senior Certificate from $58,000,000 to no more than $72,312,000 (50% of the value of the FMBs currently owned by the Owner Trust); or (2) contribute additional FMBs to the Owner Trust and cause an increase in the outstanding face amount of the Senior Certificate to an amount that will then be no more than 50% of the aggregate value of the FMBs then owned by the Owner Trust. The maximum amount of Floater Certificates that may be issued to raise capital under the Facility is up to $150 million.

Until the Company causes the Owner Trust to increase the outstanding face amount of the Senior Certificate, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") is available to the Company at prevailing rates of interest for such accounts. At June 30, 1998, the outstanding balance was $0. Any outstanding balance under the Interim Credit Facility, which is secured by certain of the Company's FMBs, will be repaid with pro-ceeds from the Facility, however it is payable on demand.

Although the Facility may be increased, the Company's conservative financing strategy dictates that the outstanding face amount of the Senior Certificate and indebtedness under the Interim Credit Facility, together with any other leveraging of the Company, will not exceed 50% of the Company's total market value as of the date incurred.

During the period January 1, 1998 through August 14, 1998 the Company acquired seven FMBs for an aggregate purchase price of $44,560,000, not including bond selection fees and expenses of approximately $891,000. The purchases were financed primarily from borrowings under the Interim Credit Facility.

During the six months ended June 30, 1998, cash and cash equivalents of the Company decreased approximately $900,000. This decrease was primarily due to the purchase of participating FMBs ($30,960,000), an increase in deferred bond selection costs ($645,000), the net purchase of temporary investments ($4,750,000), loans made to properties ($530,000), net repay-ments of notes payable ($21,445,000), an increase in deferred costs relating to the revolving credit enhanced facility ($1,570,000) and distributions paid ($10,128,000) which exceeded cash provided by operating activities ($11,041,000), principal repayments received from loans made to properties ($96,000), an increase in minority interest ($57,743,000) and an increase in distribution payable to minority interest ($257,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of $78,000.

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

Effective January 1, 1998 the Highland Ridge, Willow Creek, Bristol Village and Thomas Lake FMBs were modified to reflect a change in their stated interest rate, allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon event of sale or refinancing and extend the mandatory call and prepayment lock-out dates. In addition, the maturities of the Highland Ridge and Willow Creek FMBs were extended to 2017 and the maturities of the Bristol Village and Thomas Lake FMBs were extended to 2027 with mandatory call dates at January 2010. The Company is currently anticipating modifying cer-tain other FMBs, with terms generally similar to those above, where appropriate.

In August 1998 a distribution of $4,735,205 (.23 per share) which was declared in June 1998 was paid to the shareholders from cash flow from operations for the quarter ended June 30, 1998.


Cash Available for Distribution

The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from slight variations between generally accepted accounting principles ("GAAP") and cash received. The primary difference between CAD and GAAP is the amortization of loan origination costs, the costs of the Facility and the excess of acquired assets over the cost. These amounts have been excluded from CAD due to their noncash nature. The second difference is the noncash gain and loss associated with bond impairments and sales for GAAP purposes, which are not included in the calculation of CAD. During the three and six months ended June 30, 1998, there were no FMB impairments or sales. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the three and six months ended June 30, 1998 is summarized in the following table:

                                           Three Months Ended   Six Months Ended
                                             June 30, 1998        June 30, 1998
                                           -------------------    -------------
Sources of Cash
Interest income:
Participating first mortgage bonds .......     $  6,561,808       $ 12,452,072
Temporary investments ....................           62,868            104,394
Promissory notes .........................          144,631            290,430
Less:  Amortization ......................          (99,406)          (198,812)
                                               ------------       ------------

Total sources of cash ....................        6,669,901         12,648,084
                                               ------------       ------------

Uses of Cash
Operating expenses .......................        1,241,224          2,070,851
Less:  Amortization ......................          (74,134)          (120,990)
                                               ------------       ------------

Total uses of cash .......................        1,167,090          1,949,861
                                               ------------       ------------

Cash available for distribution ..........     $  5,502,811       $ 10,698,223
                                               ============       ============

Actual distributions paid ................     $  5,062,081       $ 10,127,780
                                               ============       ============

Payout ratio .............................             92.0%              94.7%
                                               ============       ============
Cash flows from:
   Operating activities ..................     $  5,877,038       $ 11,040,806
                                               ============       ============

   Investing activities ..................     $(35,047,836)      $(36,788,509)
                                               ============       ============

   Financing activities ..................     $ 19,861,253       $ 24,847,322
                                               ============       ============





Results of Operations
For the three and six months ended June 30, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Tax Exempt II with two other Partnerships on October 1, 1997, which resulted in the formation of the Company, and the acquisition of six FMBs after the Consolidation. The Company's results of operations for the three and six months ended June 30, 1998 consisted primarily of the results of the Company's investment in thirty seven FMBs. The Company's results of operations for the three and six months ended June 30, 1997 consisted primarily of the results of Tax Exempt II's investment in fifteen FMBs.

General
The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an underlying property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $1,670,000 and $777,000 was not recognized for the six months ended June 30, 1998 and 1997, respectively.

Recently Issued Accounting Standards

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

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

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -

         A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about May 6, 1998. Such meeting was held on June 18, 1998. Peter T. Allen, Arthur P. Fisch, J. Michael Fried, Stuart J. Boesky and Alan P. Hirmes were reelected as trustees.

Item 5.  Other Information -

         Stuart J. Boesky ceased to serve as Chief Executive Officer and Alan P. Hirmes ceased to serve as Chief Financial Officer and Chief Accounting Officer effective June 18, 1998. Effective June 18, 1998, J. Michael Fried was elected Chief Executive Officer and John B. Roche was elected Chief Financial Officer and Chief Accounting Officer.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:                                                         Sequential Page
         ---   ---------                                                         ---------------
               10(aaan)      First Mortgage Bond, dated as of February 2, 1987,
                             with respect to the Highland Ridge Project in the
                             principal amount of $15,000,000 (incorporated by
                             reference to Exhibit 10 (aaan) in the Company's
                             March 31, 1998 Quarterly Report on Form 10-Q)

               10(aaao) First Mortgage Bond, dated as of March 2, 1987, with respect to the Mortenson I Project in the principal amount of $6,100,000 (incorporated by reference to Exhibit 10 (aaao) in the Company's
                             March 31, 1998 Quarterly Report on Form 10-Q)

               10(aaap)      First Mortgage Bond, dated as of September 2, 1986,
                             with respect to the Thomas Lake Place Apartments
                             Project in the principal amount of $12,975,000
                             (filed herewith)                                        22

               10(aaaq)      First Mortgage Bond, dated as of July 31, 1987,
                             with respect to the Bristol Village Apartments
                             Project in the principal amount of $17,000,000
                             (filed herewith)                                        38

               10(aaar)      First Mortgage Bond, dated as of April 20, 1998,
                             with respect to the Ocean Air Apartments Project in
                             the principal amount of $10,000,000 (filed
                             herewith)                                               53

               10(aaas)      First Mortgage Bond, dated as of April 28, 1998,
                             with respect to the Cedarbrook Apartments Project
                             in the principal amount of $2,840,000 (filed
                             herewith)                                               59

               10(aaat)      First Mortgage Bond, dated as of April 28, 1998,
                             with respect to the Phoenix Apartments Project in
                             the principal amount of $3,250,000 (filed herewith)     64


               10(aaau)      First Mortgage Bond, dated as of April 28, 1998,
                             with respect to the Stone Creek Project in the
                             principal amount of $8,820,000 (filed herewith)         69

               10(aaav)      First Mortgage Bond, dated as of May 20, 1998, with
                             respect to the Lee Hall Project (Marsh Landings) in
                             the principal amount of $6,050,000 (filed herewith)     74

               10(aaaw)      Contribution Agreement between CharterMac and
                             CharterMac Origination Trust ("Origination Trust")
                             dated as of May 21, 1998 (filed herewith)               80

               10(aaax)      Contribution Agreement between Origination Trust
                             and CharterMac Owner Trust ("Owner Trust") dated as
                             of May 21, 1998 (filed herewith)                        99

               10(aaay)      Insurance Agreement among MBIA, CharterMac,
                             Origination Trust, Owner Trust, CharterMac Floater
                             Certificate Trust ("Floater Certificate Trust"),
                             First Tennessee Bank National Association ("First
                             Tennessee"), Related Charter LP, and Bayerische
                             Landesbank Girozentrale, New York Branch
                             ("Bayerische") dated as of May 21, 1998 (filed
                             herewith)                                              119

               10(aaaz)      Liquidity Agreement among Owner Trust, Floater
                             Certificate Trust, First Tennessee, MBIA and
                             Bayerische dated as of May 21, 1998 (filed
                             herewith)                                              180

               10(aaaaa)     Liquidity Pledge and Security Agreement among
                             Origination  Trust,  Owner Trust, Floater
                             Certificate Trust, MBIA, First Tennessee and
                             Bayerische dated as of May 21, 1998
                             (filed herewith)                                       263

               10(aaaab)     Fee Agreement among Wilmington Trust Company,
                             Floater Certificate Trust and CharterMac dated as
                             of May 21, 1998 (filed herewith)                       286

               10(aaaac)     Certificate Placement Agreement (filed herewith)       290

               10(aaaad)     Remarketing Agreement (filed herewith)                 312

               27            Financial Data Schedule (filed herewith).              328

         (b)   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY




Date:  August 13, 1998                 By:   /s/ Stuart J. Boesky
                                             --------------------
                                             Stuart J. Boesky
                                             Managing Trustee, President
                                             and Chief Operating Officer




Date:  August 13, 1998                 By:   /s/ John B. Roche
                                             -----------------
                                             John B. Roche
                                             Chief Financial Officer
                                             and Chief Accounting Officer