Form 10-Q
period 1998-09-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1998-11-16
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 1998


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                    September 30,     December 31,
                                                         1998              1997
                                                    ------------      ------------
ASSETS
Participating first mortgage bonds-at fair value    $423,271,442      $346,300,000
Temporary investments                                  3,950,000         3,500,000
Cash and cash equivalents                              2,055,565         2,296,899
Interest receivable                                    1,183,865           879,519
Promissory notes receivable                            7,471,598         7,080,265
Deferred costs, net                                    5,423,707         2,292,409
Other assets                                              58,446            41,471
                                                    ------------      ------------
Total assets                                        $443,414,623      $362,390,563
                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Note payable                                     $ 43,440,329      $ 21,445,340
   Accounts payable, accrued expenses and
      other liabilities                                  956,337           635,691
   Due to affiliates                                   1,278,540           674,946
   Distributions payable                               4,735,205         4,735,120
   Excess of acquired net assets over cost             2,982,708         3,231,267
                                                    ------------      ------------
Total liabilities                                     53,393,119        30,722,364
                                                    ------------      ------------
Minority interest in subsidiary
   (subject to mandatory redemption)                  58,000,000                 0
                                                    ------------      ------------
Commitment and Contingencies

Shareholders' equity:
   Beneficial owner's equity-manager                     176,995            24,788
   Beneficial owners' equity-other shareholders
   (50,000,000 shares authorized;
   20,587,837 and 20,587,465 shares issued
   and outstanding, respectively)                    312,176,863       311,322,765
   Accumulated other comprehensive income:
   Net unrealized gain on first mortgage bonds        19,667,646        20,320,646
                                                    ------------      ------------

Total shareholders' equity                           332,021,504       331,668,199
                                                    ------------      ------------

Total liabilities and shareholders' equity          $443,414,623      $362,390,563
                                                    ============      ============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    1998        1997          1998          1997
                                ----------   ----------   ----------    -----------
Revenues:

   Interest income:
      Participating first
         mortgage bonds         $7,128,239   $2,872,542   $19,580,311   $8,527,121
      Temporary investments         57,655       32,831       162,049      105,977
      Promissory notes             148,551       13,463       438,981       31,542
                                ----------   ----------   -----------   ----------

      Total revenues             7,334,445    2,918,836    20,181,341    8,664,640
                                ----------   ----------   -----------   ----------

Expenses:

   Interest expense                305,326            0       978,971            0
   Management fees                       0      202,656             0      607,968
   Loan servicing fees             255,200      102,161       706,778      303,152
   General and administrative      610,091      158,677     1,177,972      351,911
   Amortization                    123,802       46,180       244,792      138,541
   Minority interest in
      income of subsidiary         534,442            0       791,199            0
                                ----------   ----------   -----------   ----------

      Total expenses             1,828,861      509,674     3,899,712    1,401,572
                                ----------   ----------   -----------   ----------

Net Income                      $5,505,584   $2,409,162   $16,281,629   $7,263,068
                                ==========   ==========   ===========   ==========


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (unaudited)


                                                   Beneficial
                                    Beneficial     Owners as        Net Unreal-
                                     Owner's         Equity -       ized Gain on
                                      Equity-         Other         First Mort-
                                      Manager      Shareholders      gage Bonds         Total
                                   -----------    -------------    ------------    -------------
Balance at January 1, 1998         $    24,788    $ 311,322,765    $ 20,320,646    $ 331,668,199
Net Income                           1,212,381       15,069,248               0       16,281,629
Issuance of shares of beneficial             0            5,000               0            5,000
   interest
Consolidation costs                          0          (14,628)              0          (14,628)
Distributions                       (1,060,174)     (14,205,522)              0      (15,265,696)
Net Change in Fair Value of
   Participating First Mortgage
   Bonds                                     0                0        (653,000)        (653,000)
                                   -----------    -------------    ------------    -------------
Balance at September 30, 1998      $   176,995    $ 312,176,863    $ 19,667,646    $ 332,021,504
                                   ===========    =============    ============    =============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                          1998            1997
                                                      ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 16,281,629    $ 7,263,068
                                                      ------------    -----------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Amortization                                            244,792        138,541
   Amortization of excess of acquired net
      assets over cost                                    (248,559)             0
   Amortization of deferred income                         (49,659)       (49,659)
   Changes in assets and liabilities:
      (Increase) decrease in interest receivable          (304,346)       285,256
      (Increase) decrease in other assets                  (16,975)        13,607
      Increase (decrease) in accounts payable,
         accrued expenses and other liabilities            350,463        (68,235)
      Decrease in due from affiliates                            0         84,225
      Increase in due to affiliates                        556,375        279,619
                                                      ------------    -----------
   Total adjustments                                       532,091        683,354
                                                      ------------    -----------
Net cash provided by operating activities               16,813,720      7,946,422
                                                      ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of participating first mortgage bonds      (77,604,600)             0
   Increase in deferred bond selection costs            (1,658,160)             0
   Net (purchase) sale of temporary investments           (450,000)     3,600,000
   Loans made to properties                               (529,972)      (421,600)
   Principal payments received from loans made to
      properties                                           138,639         94,205
                                                      ------------    -----------
Net cash (used in) provided by investing activities    (80,104,093)     3,272,605
                                                      ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid                                  (15,213,392)    (7,283,942)
   Proceeds from note payable                           77,583,230              0
   Repayments of notes payable                         (55,588,241)             0
   Increase in deferred costs relating to the
      Private Label Tender Option Program               (1,717,930)             0
   Increase in minority interest                        58,000,000              0
   Consolidation costs paid                                (14,628)             0
                                                      ------------    -----------
Net cash provided by (used in) financing activities     63,049,039     (7,283,942)
                                                      ------------    -----------

                                                                       (continued)


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          Nine Months Ended
                                                             September 30,
                                                          1998           1997
                                                     ------------    -----------
Net (decrease) increase in cash and
   cash equivalents                                      (241,334)     3,935,085
Cash and cash equivalents at the
   beginning of period                                  2,296,899        249,192
                                                     ------------    -----------
Cash and cash equivalents at the
   end of the period                                 $  2,055,565    $ 4,184,277
                                                     ============    ===========

SUPPLEMENTAL INFORMATION:
   Interest paid                                     $    982,508    $         0
                                                     ============    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   FINANCING ACTIVITIES:

Issuance of shares of beneficial
   interest for trustee fees                         $      5,000    $         0
                                                     ============    ===========

Distributions                                        $(15,265,696)   $(9,711,923)
Increase in distributions payable to shareholders/
   partners                                                    85      2,427,981
Increase in special distribution payable to the
   Manager                                                 52,219              0
                                                     ------------    -----------

Distributions paid                                   $(15,213,392)   $(7,283,942)
                                                     ============    ===========


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

NOTE 1 - General


Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of September 30, 1998 the Company owned a portfolio of forty-five FMBs.

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

The Company is governed by a board of trustees comprised of two independent managing trustees and three managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. Each independent trustee is entitled to receive compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or shares of beneficial interest valued based on the fair market value at the date of issuance. On June 4, 1998, 186 shares, having an aggregate value of $2,500, were issued to each independent trustee relating to their services for the quarter ended December 31, 1997.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership. Results of operations and other operating financial data for the Company for the three and nine months ended September 30, 1997 is only with respect to Tax Exempt II.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary business trust (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30,

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

NOTE 2 - Participating First Mortgage Bonds ("FMBs")

The Company accounts for its investments in the FMBs as "available for sale" debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of shareholders'equity.

Because the FMBs are not readily marketable, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Manager. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

As of September 30, 1998, the Company owned forty-five FMBs which are secured by mortgages on apartment complexes in thirteen different states across the continental United States. The face amount of the FMBs ranges from $2,275,000 to $19,450,000 with carrying amounts from $2,275,000 to $20,571,000. The FMBs have maturity dates from December 2003 through September 2040, however, four FMBs are presently callable and the remainder are callable from December 1998 to October 2025. The stated interest rates range from 4.87% to 8.5%. The weighted average interest rate recognized on the face amount of the portfolio of FMBs for the three and nine months ended September 30, 1998 and 1997 was 6.98% and 7.09% and 6.93% and 7.01%, respectively.

The original obligors and owners of the Underlying Properties of ten of the Company's FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day to day responsibilities and obligations of the Underlying Properties. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is not equal to the stated rate of the FMB. The Company has no present intention of declaring a default under these FMBs.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of September 30, 1998.

Effective January 1, 1998, the Highland Ridge, Willow Creek, Bristol Village and Thomas Lake FMBs were modified to (i) reflect a change in their stated interest rates, (ii) allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon an event of sale or refinancing and (iii) extend the mandatory call and prepayment lock-out dates. In addition, the maturities of the Highland Ridge and Willow Creek FMBs were extended to 2018 and 2022, respectively, and the maturities of the Bristol Village and Thomas Lake FMBs were extended to 2027 with mandatory call dates at January 2010. The Company is currently anticipating modifying certain other FMBs, with terms generally similar to those above, where and as appropriate.

Certain of the Company's other FMBs have been previously modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers.

In addition to the stated base rates of interest, certain of the FMBs provide for "contingent interest". During the nine months ended September 30, 1998 and 1997, six and three FMBs paid contingent interest amounting to approximately $541,000 and $186,000, respectively.

With respect to the FMBs which are subject to forbearance agreements, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $2,333,000 and $1,087,000 for the nine months ended September 30, 1998 and 1997, respectively.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of September 30, 1998, the face amount of such

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

advances was $12,696,162, and their carrying value was $7,471,598, which is net of purchase accounting adjustments, and a reserve for collectibility of $452,119.

During the period January 1, 1998 through September 30, 1998 the Company acquired thirteen FMBs for an aggregate purchase price of $77,604,600, not including bond selection fees and expenses of approximately $1,665,000. The purchases were financed primarily from borrowings under the Interim Credit Facility (see Note 5). Further information regarding the thirteen FMBs is as follows:


                                                                                        Stated        No. of
 Project                   Closing           Call Date/             Face               Interest       Rental
  Name                       Date         Maturity Date       Amount of Bond             Rate         Units
---------------            -------        -------------       ---------------          --------       -------
Ocean Air                                     1/1/16/
   Norfolk, VA             4/20/98            11/1/30            $10,000,000             7.25%          434

Phoenix                                       11/1/16/
   Stockton, CA            4/28/98            10/1/29            $ 3,250,000            7.125%          184

Stone Creek                                   5/1/17/
   Watsonville, CA         4/28/98            4/1/40             $ 8,820,000            7.125%          120

Cedarbrook                                    5/1/17/
   Hanford, CA             4/28/98            5/1/40             $ 2,840,000            7.125%           70

Marsh Landings                                7/1/17/
   Portsmouth, VA          5/20/98            7/1/30             $ 6,050,000            7.25%           250

College Park                                  7/1/25/
   Naples, FL              7/15/98            7/1/40             $10,100,000             (a)            210

Gulfstream                                    1/1/17/
   Dania, FL               7/22/98            7/1/38             $ 3,500,000            7.25%            96

Bedford Square                                9/1/17/
   Clovis, CA              8/25/98            8/1/40             $ 3,850,000             (b)            130

Northpointe Village                           9/1/17/
   Fresno, CA              8/25/98            8/1/40             $13,250,000              (c)           406

Falcon Creek                                  9/1/16/
   Indianapolis, IN        9/14/98            8/31/38            $ 6,144,600             (d)            131

Jubilee Courtyards                            10/1/25/
   Florida City, FL        9/15/98            9/1/40             $ 4,150,000             (e)             98




                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

                                                                                        Stated        No. of
 Project                   Closing           Call Date/             Face               Interest       Rental
  Name                       Date         Maturity Date       Amount of Bond             Rate         Units
---------------            -------        -------------       ---------------          --------       -------

Silvercrest                                   10/1/17/
   Clovis, CA              9/24/98            9/1/40             $ 2,275,000            7.125%          100

Carrington Pointe                             10/1/17/
   Los Banos, CA           9/24/98            9/1/40             $ 3,375,000            6.375%           80
                                                                 -----------
                                                                 $77,604,600
                                                                 ===========


(a) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.

(b) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.

(c) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.

(d) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.

(e) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.

The cost basis of the Company's portfolio of forty-five and thirty-two FMBs at September 30, 1998 and December 31, 1997 was $403,603,796 and $325,979,355,
respectively. The net unrealized gain on FMBs at September 30, 1998 consists of gross unrealized gains and losses of $28,331,175 and $8,663,529, respectively. The net unrealized gain on FMBs at December 31, 1997 consists of gross unrealized gains and losses of $28,984,175 and $8,663,529, respectively.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:


                                                        September 30,    December 31,
                                                            1998             1997
                                                        -----------      -----------
Deferred bond selection costs                           $ 5,415,124      $ 3,756,964
Deferred costs relating to the Private Label Tender
  Option Program (see Note 4)                             2,260,157          542,227
                                                        -----------      -----------
                                                          7,675,281        4,299,191

Less:  Accumulated amortization                          (2,251,574)      (2,006,782)
                                                        -----------      -----------
                                                        $ 5,423,707      $ 2,292,409
                                                        ===========      ===========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

NOTE 4 - Minority Interest In Subsidiary

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital of up to $150 million to acquire additional First Mortgage Bonds. The initial transaction with respect to the TOP involved the contribution by the Company of thirteen issues of FMBs owned by the Company in the aggregate principal amount of $144,625,000 to a Delaware business trust (the "Origination Trust"), a wholly owned subsidiary of the Company, which immediately contributed eleven of those FMBs to another Delaware business trust (the "Owner Trust") , a wholly owned subsidiary of the Origination Trust. The Origination Trust had originally contributed all thirteen issues of FMBs to the Owner Trust, but pursuant to a Rescission Agreement between the Origination Trust and the Owner Trust dated as of November 1, 1998 the contribution of two of the issues of FMBs with an aggregate principal balance of $3,310,000 was rescinded effective as of May 21, 1998. The Owner Trust issued two certificates: a Senior Certificate, with an outstanding face amount of $58,000,000, which was itself deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors; and a Residual Certificate representing the remaining beneficial ownership interest in the FMBs, which was issued to the Origination Trust, whose sole owner is the Company. At the same time, the Owner Trust acquired a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Floater Certificates were privately placed raising $58,000,000, which proceeds were used by the Company to repay outstanding debt under the Interim Credit Facility and to acquire additional FMBs.

The end result of the transaction is that a portion of the interest received by the Owner Trust on the FMBs contributed to the Owner Trust is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent ("Goldman Sachs & Co."), as the distribution amount that is necessary (but not greater than necessary) to enable the remarketing agent to sell the Floater Certificates at par on any weekly determination date.

For financial accounting and reporting purposes, the Senior Certificate is classified as "minority interest in subsidiary (subject to mandatory redemption)" in the accompanying consolidated balance sheets. Income is allocated first to the minority interest in an amount equal to the distribution through the Senior Certificate to the holders of the Floater Certificates. Such special allocation of income is classified as "minority interest in income of subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the TOP are being amortized using the straight line method over 10 years, which approximates the average remaining term to maturity of the FMBs contributed or expected to be contributed to the Owner Trust.

It is anticipated that when the Company has need of additional capital it will either: (1) cause the Owner Trust to increase the outstanding face amount of the Senior Certificate from $58,000,000 to no more than 50% of the value of the FMBs currently owned by the Origination Trust and Owner Trust; or (2) contribute additional FMBs to the Origination Trust or the Owner Trust and cause an increase in the outstanding face amount of the Senior Certificate to an amount that will then be no more than 50% of the aggregate value of the FMBs then owned

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

by the Origination Trust and the Owner Trust. The maximum amount of Floater Certificates that may be issued to raise capital under the TOP is up to $150 million.

The cost of funds relating to the TOP was 4.89% for the period May 21, 1998 (inception) through September 30, 1998.

NOTE 5 - Note Payable

Until the Company causes the Owner Trust to increase the outstanding face amount of the Senior Certificate, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") is available to the Company at prevailing rates of interest for such accounts. At September 30, 1998, the interest rate was 6.23% and the outstanding balance was $43,440,329. It is anticipated that all or most of the current outstanding balance under the Interim Credit Facility, which is secured by certain of the Company's FMBs, will be repaid with proceeds from the TOP. It is, however, payable on demand. From time to time based on interim funding needs, the Company may draw down additional amounts from the Interim Credit Facility in the future.

The outstanding face amount of the Senior Certificate and indebtedness under the Interim Credit Facility, together with any other leveraging of the Company, will not exceed 50% of the Company's total Market Value (as defined in the Trust Agreement) as of the date incurred.

NOTE 6 - Related Parties

Charter Municipal Mortgage Acceptance Company (After the Consolidation) Pursuant to the Management Agreement, the Manager receives (i) bond selection fees equal to 2% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company; (ii) special distributions equal to .375% of total invested assets of the Company; (iii) loan servicing fees equal to .25% of the outstanding principal amount of FMBs; (iv) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Manager and its affiliates on behalf of the Company. In addition, the Manager receives bond placement fees from the borrower in an amount equal to 1% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company and affiliates of the Manager are part of a joint venture which has a development services agreement with the obligors of two FMBs.

The costs, expenses and the special distribution incurred to the Manager and its affiliates for the three and nine months ended September 30, 1998 were as follows:

                                 Three Months Ended       Nine Months Ended
                                 September 30, 1998       September 30, 1998
                                 ------------------       ------------------

Bond selection fees                 $  932,892               $1,552,092
Expense reimbursement                   94,000                  256,734
Loan servicing fees                    255,200                  706,778
Special distribution                   382,799                1,060,166
                                    ----------               ----------
                                    $1,664,891               $3,575,770
                                    ==========               ==========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

Tax Exempt II (Prior to the Consolidation)

Prior to the Consolidation, the general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the "Related General Partner"), and Prudential Bache Properties, Inc. ("PBP"), together (the "General Partners"). The General Partners managed and controlled the affairs of Tax Exempt II prior to the Consolidation.

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

The costs and expenses incurred by Tax Exempt II to related parties for the three and nine months ended September 30, 1997 were as follows:


                                         Three Months Ended       Nine Months Ended
                                         September 30, 1997       September 30, 1997
                                         ------------------       ------------------
PBP and affiliates
   General and administrative               $   23,448               $   58,170
   Management fee                              101,328                  303,984
                                            ----------               ----------
                                               124,776                  362,154
                                            ----------               ----------
Related General Partner
   and affiliates
   General and administrative                   34,913                   66,222
   Management fee                              101,328                  303,984
   Loan servicing fee                          102,161                  303,152
                                            ----------               ----------
                                               238,402                  673,358
                                            ----------               ----------
                                            $  363,178               $1,035,512
                                            ==========               ==========

General

The obligors of the Suntree, Players Club, River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest and Carrington Pointe FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest.

As of September 30, 1998, the original owners of the Underlying Properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB.

NOTE 7 - Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the first quarter of 1998. The Company's only element of other comprehensive income is the change in the unrealized gain or loss on the Company's FMBs. Thus, comprehensive income, which consists of net income plus or minus other comprehensive income, for the three and nine months ended September 30, 1998 and 1997 was $5,505,584 and $2,409,162 and $15,628,629
and $7,263,068, respectively.

NOTE 8 - Earnings Per Share

Basic income per share in the amount of $.25 and $.73 is computed based on the net income for the three and nine months ended September 30, 1998 ($5,505,584 and $16,218,629, respectively), less the special allocations to the Manager ($434,027 and $1,212,381, respectively), divided by the weighted average number of shares outstanding for the period (20,587,837 and 20,587,627, respectively). Net income per unit information for 1997 is not presented because it is not indicative of the Company's continuing capital structure.

As the Company has only one type of Equity security outstanding at September 30, 1998, diluted net income per share is the same as basic net income per share.

NOTE 9 - Commitment and Contingencies

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships have the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares will be based upon a percentage (which Class Counsel have said they will propose to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between
(i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. One-half of such fees, if any, will be paid in the form of Restricted Securities (restricted only with respect to the sale, assignment, pledge or other transfer of such securities) and the remaining one-half of such fees will be paid in the form of unrestricted securities. The number of Counsel's Fee Shares issued shall be subject to a maximum amount not to exceed 3.95% of the total number of outstanding shares of the Company on October 1, 1998. The Counsel's Fee Shares will be distributed to Class Counsel quarterly in eight equal distributions commencing thirty days after October 1, 1998 and restrictions on the Restricted Securities expire one year from the date of issuance. As of October 1, 1998, 25% of the Added Value amounted to approximately $3,900,000. As of November 13, 1998, Class Counsel has not filed a petition for Counsel's Fee Shares and there can be no assurance as to what action the Court would take if and when such petition is filed. Accordingly, management cannot determine with any certainty at this time the amount of shares, if any, that might be issued under this arrangement.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

NOTE 10 - Subsequent Events

On October 9, 1998, the Board of Trustees authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its shares of beneficial interest. The repurchases will be made in the open market and the timing will be dependant on the availability of shares and other market conditions. During the period October 9, 1998 through November 13, 1998 the Company did not acquire any of its shares of beneficial interest. Any repurchased shares will be accounted for as treasury shares of beneficial interest.

During the period October 1, 1998 through November 13, 1998 the Company acquired one FMB for a purchase price of $14,000,000, not including bond selection fees and expenses of approximately $280,000. The obligor of the FMB is a local partnership in which an investment partnership, whose general partner is an affiliate of the Manager, owns a controlling partnership interest. The purchase was financed primarily from borrowing under the Interim Credit Facility.
Further information regarding the FMB is as follows:


                                                                                    Stated        No. of
 Project               Closing           Call Date/            Face                Interest       Rental
  Name                   Date         Maturity Date       Amount of Bond             Rate         Units
----------------       --------       -------------       --------------           --------       ------
Madalyn                11/13/98           12/1/17            $14,000,000             7%              304
   Landings                               12/1/40
   Palm Bay, FL


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

Liquidity and Capital Resources

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") and other tax-exempt instruments issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of September 30, 1998, the Company owned forty-five FMBs and had net assets of approximately $332,022,000.

The Company was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III"), three publicly registered limited partnerships (the "Partnerships") co-sponsored by affiliates of Related Capital Company ("Related").

In order to generate increased tax exempt income and as a result enhance the value of the Company's stock, the Company intends to originate and acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 90% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will originate and acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage- backed securities. Rather, the Company utilizes low levels of leverage and generally originates and acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company does not expect to experience the ill-effects associated with the current volatile interest rate environment.

Pursuant to its trust agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement), as compared to mortgage REITs which typically incur leverage at ratios ranging from between 4:1 to 10:1. In general, the FMBs that the Company either originates or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

Due to the Company's low level of leverage, the Company does not anticipate that it will be affected by the recent lack of liquidity that is currently impairing mortgage REITS and its portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations.

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital of up to $150 million to acquire additional First Mortgage Bonds ("FMBs"). The initial transaction with respect to the TOP involved the contribution by the Company of thirteen issues of FMBs owned by the Company in the aggregate principal amount of $144,625,000 to a Delaware business trust (the "Origination Trust"), a wholly owned subsidiary of the company, which immediately contributed eleven of those FMBs to another Delaware business trust (the "Owner Trust") , a wholly owned subsidiary of the Origination Trust. The Origination Trust had originally contributed all thirteen issues of FMBs to the Owner Trust, but pursuant to a Rescission Agreement between the Origination Trust and the Owner Trust dated as of November 1, 1998 the contribution of two of the issues of FMBs with an aggregate principal balance of $3,3100,000 was rescinded effective as of May 21, 1998. The Owner Trust issued two certificates: a Senior Certificate, with an outstanding face amount of $58,000,000, which was itself deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors; and a Residual Certificate representing the remaining beneficial ownership interest in the FMBs, which was issued to the Origination Trust, whose sole owner is the Company. At the same time, the Owner Trust acquired a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Floater Certificates were privately placed raising $58,000,000, which proceeds were used by the Company to repay outstanding debt under the Interim Credit Facility and to acquire additional FMBs.

The end result of the transaction is that a portion of the interest received by the Owner Trust on the FMBs contributed to the Owner Trust is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent ("Goldman Sachs & Co."), as the distribution amount that is necessary (but not greater than necessary) to enable the re-marketing agent to sell the Floater Certificates at par on any weekly determination date.

It is anticipated that when the Company has need of additional capital it will either: (1) cause the Owner Trust to increase the outstanding face amount of the Senior Certificate from $58,000,000 to no more than 50% of the value of the FMBs currently owned by the Origination Trust and the Owner Trust; or (2) contribute additional FMBs to the Origination Trust or the Owner Trust and cause an increase in the outstanding face amount of the Senior Certificate to an amount that will then be no more than 50% of the aggregate value of the FMBs then owned by the Origination Trust and the Owner Trust. The maximum amount of Floater Certificates that may be issued to raise capital under the TOP is up to $150 million.

The cost of funds relating to the TOP was 4.89% for the period May 21, 1998 (inception) through September 30, 1998.

Until the Company causes the Owner Trust to increase the outstanding face amount of the Senior Certificate, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") is available to the Company at prevailing rates of interest for such accounts. At September 30, 1998, the interest rate was 6.23% and the outstanding balance was $43,440,329. It is anticipated that all or most of the current outstanding balance under the Interim Credit Facility, which is secured by certain of the Company's FMBs, will be repaid with proceeds from the TOP. It is, however, payable on demand. From time to time based on interim funding needs, the Company may draw down additional amounts from the Interim Credit Facility in the future.

Although the TOP may be increased, the Company's Trust Agreement dictates that the outstanding face amount of the Senior Certificate and indebtedness under the Interim Credit Facility, together with any other leveraging of the Company, will not exceed 50% of the Company's total Market Value (as defined in the Trust Agreement) as of the date incurred.

During the period January 1, 1998 through November 13, 1998 the Company acquired fourteen FMBs for an aggregate purchase price of $91,604,600, not including bond selection fees and expenses of approximately $1,945,000. The purchases were financed primarily from borrowings under the Interim Credit Facility.

During the nine months ended September 30, 1998, cash and cash equivalents of the Company decreased approximately $241,000. This decrease was primarily due to the purchase of participating FMBs ($77,605,000), an increase in deferred bond selection costs ($1,658,000), the net purchase of temporary investments ($450,000), loans made to properties ($530,000), an increase in deferred costs relating to the TOP ($1,718,000) and distributions paid ($15,213,000) which exceeded cash provided by operating activities ($16,814,000), principal repayments received from loans made to Underlying Properties ($139,000), an increase in minority interest ($58,000,000) and net proceeds from note payable ($21,995,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of $53,000.

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

Effective January 1, 1998, the Highland Ridge, Willow Creek, Bristol Village and Thomas Lake FMBs were modified to (i) reflect a change in their stated interest rates, (ii) allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon an event of sale or refinancing and (iii) extend the mandatory call and prepayment lock-out dates. In addition, the maturities of the Highland Ridge and Willow Creek FMBs were extended to 2018 and 2022, respectively, and the maturities of the Bristol Village and Thomas Lake FMBs were extended to 2027 with mandatory call dates at January 2010. The Company is currently anticipating modifying certain other FMBs, with terms generally similar to those above, where and as appropriate.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships have the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares will be based upon a percentage (which Class Counsel have said they will propose to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between
(i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to 10/1/97. One-half of such fees, if any, will be paid in the form of Restricted Securities (restricted only with respect to the sale, assignment, pledge or other transfer of such securities) and the remaining one-half of such fees will be paid in the form of unrestricted securities. The number of Counsel's Fee Shares issued shall be subject to a maximum amount not to exceed 3.95% of the total number of outstanding shares of the Company on October 1, 1998. The Counsel's Fee Shares will be distributed to Class Counsel quarterly in eight equal distributions commencing thirty days after October 1, 1998 and restrictions on the Restricted Securities expire one year from the date of issuance. As of October 1, 1998, 25% of the Added Value amounted to approximately $3,900,000. As of November 13, 1998, Class Counsel has not filed a petition for Counsel's Fee Shares and there can be no assurance as to what action the Court would take if and when such petition is filed. Accordingly, management cannot determine with any certainty at this time the amount of shares, if any, that might be issued under this arrangement.

In November 1998, a distribution of $4,735,205 (.23 per share), which was declared in September 1998, was paid to the shareholders from cash flow from operations for the quarter ended September 30, 1998.

On October 9, 1998, the Board of Trustees authorized the implementation of a stock repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 shares of beneficial interest. The repurchases will be made in the open market and the timing will be dependant on the availability of shares and other market conditions. During the period October 9, 1998 through November 13, 1998 the Company did not acquire any of its shares of beneficial interest. Any repurchased shares will be accounted for as treasury shares of beneficial interest.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
For the three and nine months ended September 30, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to the Consolidation of Tax Exempt II with two other Partnerships on October 1, 1997, which resulted in the formation of the Company, and the acquisition of fourteen FMBs after the Consolidation. The Company's results of operations for the three and nine months ended September 30, 1998 consisted primarily of the results of the Company's investment in forty-five FMBs. The Company's results of operations for the three and nine months ended September 30, 1997 consisted primarily of the results of Tax Exempt II's investment in fifteen FMBs.

Interest income from FMBs increased approximately $4,256,000 and $11,053,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $3,261,000 and $9,574,000, respectively, were due to the sixteen FMBs acquired from Tax Exempt II and Tax Exempt III in the Consolidation (the "Tax Exempt II and III Acquisitions") and increases of $1,022,000 and $1,588,000, respectively, were due to the acquisition of fourteen FMBs after the Consolidation (the "New Acquisitions"). Excluding these acquisitions, interest income from FMBs decreased approximately 1% for both the three and nine months ended September 30, 1998 as compared to 1997.

Interest income from temporary investments increased approximately $25,000 and $56,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to higher invested cash balances in 1998.

Interest income from promissory notes increased approximately $135,000 and $407,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. Increases of $136,000 and $408,000, respectively, were due to the Tax Exempt II and III Acquisitions. Excluding these acquisitions, interest income from promissory notes decreased approximately $1,000 for both the three and nine months ended September 30, 1998 as compared to 1997.

Interest expense in the amounts of approximately $305,000 and $979,000 was recorded for the three and nine months ended September 30, 1998 relating to the Interim Credit Facility.

Management fees incurred to the General Partners of Tax Exempt II in the amounts of approximately $203,000 and $608,000 were recorded for the three and nine months ended September 30, 1997.

Loan servicing fees increased approximately $153,000 and $404,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997 entirely due to the Tax Exempt II and III Acquisitions and the New Acquisitions.

General and administrative expenses increased approximately $451,000 and $826,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997. These increases were primarily due to current fees relating to the TOP, an increase in printing and investor service expenses resulting from an increase in investors, an increase in insurance expense and an increase in audit/tax fees and expense reimbursements to the Manager and its affiliates due to the Tax Exempt II and III Acquisitions and the New Acquisitions.

Amortization increased approximately $78,000 and $106,000, respectively, for the three and nine months ended September 30, 1998 as compared to 1997 primarily due to amortization of deferred bond selection costs relating to the New Acquisitions and amortization of deferred costs relating to the TOP.

Minority interest in income of subsidiary in the amounts of approximately $534,000 and $791,000 were recorded for the three and nine months ended September 30, 1998.

General

The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, Underlying Property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $2,333,000 and $1,087,000 was not recognized for the nine months ended September 30, 1998 and 1997, respectively.

Cash Available for Distribution

The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from slight variations between generally accepted accounting principles ("GAAP") and cash received. The primary difference between CAD and GAAP is the amortization of loan origination costs, the costs of the TOP and the excess of acquired assets over the cost. These amounts have been excluded from CAD due to their noncash nature. The second difference is the noncash gain and loss associated with bond impairments and sales for GAAP purposes, which are not included in the calculation of CAD. During the three and nine months ended September 30, 1998, there were no FMB impairments or sales. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the three and nine months ended September 30, 1998 is summarized in the following table:


                                                Three Months Ended          Nine Months Ended
                                                September 30, 1998          September 30, 1998
                                                ------------------          ------------------
Sources of Cash
Interest income:
Participating first mortgage bonds                $  7,128,239                 $ 19,580,311
Temporary investments                                   57,655                      162,049
Promissory notes                                       148,551                      438,981
Less:  Amortization                                    (99,406)                    (298,218)
                                                  ------------                 ------------
Total sources of cash                                7,235,039                   19,883,123
                                                  ------------                 ------------
Uses of Cash
Operating expenses                                   1,828,861                    3,899,712
Less:  Amortization                                   (123,802)                    (244,792)
                                                  ------------                 ------------
Total uses of cash                                   1,705,059                    3,654,920
                                                  ------------                 ------------
Cash available for distribution                   $  5,529,980                 $ 16,228,203

Less:  distributions to the Manager                   (382,802)                  (1,060,174)
                                                  ------------                 ------------
Cash available for distribution to
   shareholders                                   $  5,147,178                 $ 15,168,029
                                                  ============                 ============
Distributions to shareholders                     $  4,735,203                 $ 14,205,522
                                                  ============                 ============
Payout ratio                                              92.0%                        93.7%
                                                  ============                 ============
Cash flows from:
   Operating activities                           $  5,772,914                 $ 16,813,720
                                                  ============                 ============
   Investing activities                           $(43,315,584)                $(80,104,093)
                                                  ============                 ============
   Financing activities                           $ 38,201,717                 $ 63,049,039
                                                  ============                 ============


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

Year 2000 Compliance

The Company utilizes the computer services of an affiliate of the Manager. The affiliate of the Manager is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Manager recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the Manager has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Company. In regard to third parties, the Manager is in the process of evaluating the potential adverse impact that could result from the failure of material service providers and mortgagors to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Manager plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information -

         Stuart J. Boesky ceased to serve as Chief Executive Officer and Alan
P. Hirmes ceased to serve as Chief Financial Officer and Chief Accounting Officer effective June 18, 1998. Messrs. Boesky and Hirmes remain as Managing Trustee, President and Chief Operating Officer and Managing Trustee, Executive Vice President and Secretary, respectively. Effective June 18, 1998, J. Michael Fried was elected Chief Executive Officer and John B. Roche was elected Chief Financial Officer and Chief Accounting Officer.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10(aaan) First Mortgage Bond, dated as of February 2, 1987, with respect to the Highland Ridge Project in the principal amount of $15,000,000 (incorporated by reference to Exhibit 10 (aaan) in the Company's March 31, 1998 Quarterly Report on Form 10-Q)

               10(aaao) First Mortgage Bond, dated as of March 2, 1987, with respect to the Mortenson I Project in the principal amount of $6,100,000 (incorporated by reference to Exhibit 10 (aaao) in the Company's March 31, 1998 Quarterly Report on Form 10-Q)

               10(aaap) First Mortgage Bond, dated as of September 2, 1986, with respect to the Thomas Lake Place Apartments Project in the principal amount of $12,975,000 (incorporated by reference to Exhibit 10 (aaap) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaaq) First Mortgage Bond, dated as of July 31, 1987, with respect to the Bristol Village Apartments Project in the principal amount of $17,000,000 (incorporated by reference to Exhibit 10 (aaaq) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaar) First Mortgage Bond, dated as of April 20, 1998, with respect to the Ocean Air Apartments Project in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10 (aaar) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaas) First Mortgage Bond, dated as of April 28, 1998, with respect to the Cedarbrook Apartments Project in the principal amount of $2,840,000 (incorporated by reference to Exhibit 10 (aaas) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaat) First Mortgage Bond, dated as of April 28, 1998, with respect to the Phoenix Apartments Project in the principal amount of $3,250,000 (incorporated by reference to Exhibit 10 (aaat) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaau) First Mortgage Bond, dated as of April 28, 1998, with respect to the Stone Creek Project in the principal amount of $8,820,000 (incorporated by reference to Exhibit 10 (aaau) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaav) First Mortgage Bond, dated as of May 20, 1998, with respect to the Lee Hall Project (Marsh Landings) in the principal amount of $6,050,000 (incorporated by reference to Exhibit 10 (aaav) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaaw) Contribution Agreement between CharterMac and CharterMac Origination Trust ("Origination Trust") dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaw) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaax) Contribution Agreement between Origination Trust and CharterMac Owner Trust ("Owner Trust") dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaax) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaay) Insurance Agreement among MBIA, CharterMac, Origination Trust, Owner Trust, CharterMac Floater Certificate Trust ("Floater Certificate Trust"), First Tennessee Bank National Association ("First Tennessee"), Related Charter LP, and Bayerische Landesbank Girozentrale, New York Branch ("Bayerische") dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaay) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaaz) Liquidity Agreement among Owner Trust, Floater Certificate Trust, First Tennessee, MBIA and Bayerische dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaz) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaaaa)     Liquidity Pledge and Security Agreement among
                             Origination Trust, Owner Trust, Floater Certificate
                             Trust, MBIA, First Tennessee and Bayerische dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaaa) in the Company's June 30, 1998
                             Quarterly Report on Form 10-Q)

               10(aaaab)     Fee Agreement among Wilmington Trust Company,
                             Floater Certificate Trust and CharterMac dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaab) in the Company's June 30, 1998
                             Quarterly Report on Form 10-Q)

               10(aaaac)     Certificate Placement Agreement (incorporated by
                             reference to Exhibit 10 (aaaac) in the Company's
                             June 30, 1998 Quarterly Report on Form 10-Q)

               10(aaaad)     Remarketing Agreement (incorporated by reference to
                             Exhibit 10 (aaaad) in the Company's June 30, 1998
                             Quarterly Report on Form 10-Q)

               10(aaaae)     First Mortgage Bond, dated as of July 15, 1998,
                             with respect to the College Park Apartments Project in the principal amount of $10,100,000 (filed herewith)

               10(aaaaf)     First Mortgage Bond, dated as of July 22, 1998,
                             with respect to Gulfstream Apartments in the principal amount of $3,500,000 (filed herewith)

               10(aaaag)     First Mortgage Bond, dated as of August 25, 1998,
                             with respect to the Lexington Square Project
                             (Bedford Square) in the principal amount of $3,850,000 (filed herewith)

               10(aaaah)     First Mortgage Bond, dated as of August 25, 1998,
                             with respect to the Northpointe Village Project in the principal amount of $13,250,000 (filed herewith)

               10(aaaai)     First Mortgage Bond, dated as of September 14,
                             1998, with respect to the Falcon Creek Place
                             Apartments Project in the principal amount of $6,144,600 (filed herewith)

               10(aaaaj)     First Mortgage Bond, dated as of September 15,
                             1998, with respect to the Jubilee Courtyards
                             Apartments Project in the principal amount of $4,150,000 (filed herewith)

               10(aaaak)     First Mortgage Bond, dated as of September 24,
                             1998, with respect to the Silvercrest at Clovis
                             Project in the principal amount of $2,275,000
                             (filed herewith)

               10(aaaal)     First Mortgage Bond, dated as of September 24,
                             1998, with respect to the Carrington Pointe Project in the principal amount of $3,375,000 (filed herewith)

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY




Date:  November 13, 1998                   By:   /s/ Stuart J. Boesky
                                                 --------------------
                                                 Stuart J. Boesky
                                                 Managing Trustee, President
                                                 and Chief Operating Officer




Date:  November 13, 1998                   By:   /s/ John B. Roche
                                                 -----------------
                                                 John B. Roche
                                                 Chief Financial Officer
                                                 and Chief Accounting Officer