Form 10-K
period 1998-12-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1999-04-01
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
         (Exact name of Registrant as specified in its Trust Agreement)

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

            Title of each class
       ------------------------------------------
       Shares of Beneficial Interest

       Name of each exchange on which registered:
       ------------------------------------------
       American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The approximate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 1999 was $262,831,309, based on a price of $13 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

      As of March 9, 1999 there were 20,580,986 outstanding shares of the Registrant's shares of beneficial interest.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on June 16, 1999, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 40
Page 1 of 97

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

                                     PART I

Item 1.  Business.

General
-------

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of December 31, 1998, the Company owned a portfolio of 49 FMBs. The Company is organized and managed as a single business segment.

The Underlying Properties securing the bonds are garden apartments located in nineteen metropolitan markets in fourteen states. The properties range in size from 70 units to 550 units with an average size of 231 units. All of the properties have an amenity package, competitive for their respective markets, with many including swimming pools, clubhouses, exercise rooms and tennis courts. There are 18 FMBs, which were acquired in 1997 and 1998, with Underlying Properties either under construction or undergoing major rehabilitation. The remaining 31 properties in the portfolio average 9-11 years in age. The portfolio reports an average occupancy of 94.3% as of February 28, 1999. Net operating income, in the aggregate, at the Underlying Properties has increased an average of approximately 3% per annum since 1992.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage- backed securities. Rather, the Company utilizes low levels of leverage and generally originates and acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company did not expect to experience the ill-effects associated with the volatile interest rate environment during 1998.

Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred (the "50% Limit"). The Company expects to seek shareholder approval at the 1999 annual meeting to amend the Trust Agreement to permit the Company to exceed the 50% Limit with respect to short term borrowings of no more than approximately 5% of Total Market Value. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1. In general, the FMBs that the Company either originates or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

Due to the Company's low level of leverage, the Company has not been affected by the recent lack of liquidity that is currently impairing mortgage REITs and its portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations.

Organization
------------

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its subsidiary and, for references prior to October 1, 1997, refers to Tax Exempt II. Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to their Partnership in the Consolidation. The Shares commenced trading on the American Stock Exchange on October 1, 1997 under the symbol "CHC". As of December 31, 1998, there were 20,579,448 Shares outstanding.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $158,129,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company for the years ended December 31, 1998, 1997 and 1996 include information for the entire periods presented with respect to Tax Exempt II, but only include information for the period October 1, 1997 to December 31, 1998 with respect to the other Partnerships. Prior to the Consolidation, Tax Exempt II was a limited partnership which was formed under the laws of the State of Delaware on April 11, 1986. The general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the "Related General Partner"), and Prudential Bache Properties, Inc. ("PBP"). The general partners managed and controlled the affairs of Tax Exempt II prior to the Consolidation.

The Company is governed by a board of trustees comprised of two independent managing trustees and three managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. Each independent trustee is entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000, payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. On June 4, 1998, 186 shares, having an aggregate value of $2,500 as of that date, were issued to each independent trustee as compensation for their services for the quarter ended December 31, 1997. Through the Manager, Related offers the Company a core group of experienced staff and executive management, who provide the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to small-capitalized, self-managed companies.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares are based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999, Class Counsel is entitled to receive 608,955 shares of beneficial interest in the Company. The shares will be distributed to Class Counsel quarterly in eight equal distributions commencing within ten business days after Class Counsel advises the Company in writing of the persons in whose name the shares are to be issued. One-half of such shares will be in the form of Restricted Securities (restricted only with respect to the sale, assignment, pledge or other transfer of such securities) and the remaining one-half of such shares will be unrestricted. Restrictions on the Restricted Securities expire one year from the date of issuance. Management is currently negotiating a discounted cash settlement with Class Counsel in lieu of the issuance of shares; however, any such settlement would require the approval of the Board of Trustees and there can be no assurance that such negotiations will be successful.

Business Plan
-------------

The Company has initiated a focused business/strategic plan designed to increase cash available for distribution ("CAD"), generate increased tax-exempt income and as a result enhance the value of its stock. The plan concentrates principally on the origination and acquisition of additional tax-exempt FMBs secured by multfamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Manager also believes that each year a growing number of these properties are financed with tax-exempt bonds. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will originate and acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company is positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $7.8 billion. In addition, since 1987 Related has been one of the nation's leading provider of equity to developers of multifamily housing which benefits from tax credits. During 1998, the Manager's affiliation with Related allowed it to become one of the dominant lenders to developers and owners of affordable housing financed with tax-exempt bonds.

During 1998, the Company's growth was financed by the Private Label Tender Option Program ("TOP") or similar programs, borrowings under the Interim Credit Facility (see below), funds generated from operations in excess of distributions and placements of equity. The Company is currently negotiating an increase in its TOP from $150 million to $200 million and, before the end of 1999, the Company expects to raise funds through an equity offering; however, there can be no assurance that either of these initiatives will be successful. During the period January 1, 1998 through December 31, 1998, the Company acquired 17 FMBs (see Note 3 to the financial statements in "Item 8. Financial Statements and Supplementary Data").

Structure of Existing First Mortgage Bonds
------------------------------------------

The principal and interest payments on each FMB are payable only from the cash flows of the Underlying Properties, including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such FMBs (the "Mortgage Loans"). None of the FMBs constitute a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding FMB which it secures.

The seasoned original 31 FMBs call for interest only debt service payments during their respective terms (which generally are 24 to 30 years from issuance or re-issuance) with repayment of principal due in a lump sum "balloon" payment at the expiration of their respective terms or upon sale or refinancing. The newly acquired bonds (bonds acquired in 1997 and 1998) call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules. On all the FMBs the Company generally has the right to require redemption approximately 12 to 15 years from issuance or re-issuance and obligors generally are locked out of prepayment for seven to ten years from issuance or re-issuance.

In addition to the stated base rates of interest of the FMBs which range from 4.87% to 8.5% per annum, certain of the FMBs provide for "contingent interest" which is equal to: (i) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (ii) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest on the FMBs are exempt from federal income taxation. During the years ended December 31, 1998, 1997 and 1996, six, five and two FMBs, paid contingent interest amounting to approximately $960,000, $353,000 and $220,000, respectively.

Structure of Modified First Mortgage Bonds
------------------------------------------

Certain of the FMB's have been modified reflecting current market conditions. These modifications have generally encompassed an extension of the maturity (10-20 years) together with a prepayment lock-out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers. During 1998, the Highland Ridge, Willow Creek, Bristol Village, Thomas Lake and Mansion FMBs were modified (see Note 3 to the financial statements in "Item 8. Financial Statements and Supplementary Data"). The Company currently anticipates that it will modify certain other FMBs to reflect generally similar terms as those modified previously and in 1998, where and as appropriate.

Structure of New First Mortgage Bonds
-------------------------------------

Newly acquired FMBs will generally bear a fixed base interest rate and, to the extent permitted by existing regulations, they may or may not also provide for contingent interest. Terms are expected to be 5 to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (5 to 7 years with up to 6 month's notice). In some cases, the principal of an FMB may amortize.

New FMBs are generally not expected to be subject to optional prepayment during the first 5-10 years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the outstanding principal balance, declining by 1% per annum. Certain new FMBs may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company may be invested in FMBs secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to new FMBs acquired after the consolidation. In selected circumstances and only in connection with the acquisition of tax-exempt FMBs the Company may acquire a small amount of taxable bonds to fund certain costs associated with the issuance of FMBs, that under current law cannot be funded by FMBs.

First Mortgage Bonds - General
------------------------------

In order to protect the tax exempt status of the FMBs, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

No single FMB provided interest income which exceeded 10% of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996, except for the Bristol Village and Pelican Cove FMBs which provided 14% and 11%, respectively, of total revenue in 1996.

Based on the face amount of FMBs at December 31, 1998, approximately 23% of the Underlying Properties are located in California, 15% are located in Florida, 14% are located in Missouri, 10% are located in Georgia and 10% are located in Minnesota. No other states comprise more than 10% of the total face amount.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of December 31, 1998, the face amount of such advances was $12,845,308, and their carrying value was $7,628,920, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000.

The original obligors and owners of the Underlying Properties of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these ten FMBs at December 31, 1998 was approximately $105,402,000 and the income earned from them for the year ended December 31, 1998 was approximately $7,497,000.

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of December 31, 1998.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $3,047,000, $2,415,000 and $1,407,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY

The following table lists the FMBs that the Company owns together with the occupancy and rental rates of the Underlying Properties:

                                               Carrying     Average                Minimum
                                  Face          Amount      Interest     Stated   Pay Rate at  Occupancy at   Rental Rates   No. of
                     Closing     Amount      at December    Rate Paid   Interest  December 31,  February 14,  at December    Rental
Property              Date       of Bond     31, 1998 (G)   for 1998*     Rate*      1998*         1999         31, 1998      Units
------------------   -------   -----------   -----------    --------    --------  -----------  ------------   ------------   ------
The Mansion,
  Independence, MO   5/13/86   $19,450,000   $20,084,000    7.68%(C)      7.25%      7.25%         92.3%        $460-805       550
Martin's Creek,
Summerville, SC      5/20/86     7,300,000     8,443,000    8.25          8.25       8.25          99.0          450-710       200
East Ridge,
  Mt. Pleasant, SC   5/20/86     8,700,000    10,063,000    8.25          8.25       8.25          99.0          565-820       200
Highpointe Club,
  Harrisburg, PA     7/29/86     8,900,000     5,888,000    6.12          8.50        (B)          90.3          530-725       240
Cypress Run,
  Tampa, FL          8/14/86    15,402,428    13,067,000    5.84          8.50        (B)          87.6          460-775       408
Thomas Lake,
  Eagan, MN          9/02/86    12,975,000    13,643,000    7.50          7.50       7.50          98.6        758-1,247       216
North Glen,
  Atlanta, GA        9/30/86    12,400,000    12,914,000    7.00          7.00       7.00(K)       94.3          560-875       284
Greenway Manor,
  St. Louis, MO     10/09/86    12,850,000    15,313,000    8.93(D)       8.50       8.50          90.6          495-595       312
Clarendon Hills,
  Hayward, CA       12/08/86    17,600,000    13,880,000    6.31(I)       5.52       5.52          96.4        925-1,395       285
Cedar Creek,
  McKinney, TX      12/29/86     8,100,000     9,653,000    8.50          8.50       8.50          89.8          525-845       250
Sunset Terrace,
  Lancaster, CA      2/12/87    10,350,000     7,981,000    5.23          8.00        (B)          96.2          485-740       184
Bay Club,
  Mt. Pleasant, SC   9/11/86     6,400,000     7,403,000    8.25          8.25       8.25          97.5          620-680       164
Loveridge,
  Contra Costa, CA  11/13/86     8,550,000     6,593,000    5.00          8.00        (B)          86.3          640-875       148
The Lakes,
  Kansas City, MO   12/30/86    13,650,000    10,024,000    5.64(E)       4.87       4.87          92.9          435-630       400
Crowne Pointe,
  Olympia, WA       12/31/86     5,075,000     5,692,000    8.00          8.00       8.00          95.5          495-795       160
Orchard Hills,
  Tacoma, WA        12/31/86     5,650,000     6,337,000    8.00          8.00       8.00          98.8          465-755       174
Highland Ridge,
  St. Paul, MN       2/02/87    15,000,000    15,247,000    7.30(C)       7.25       7.25          97.4        775-1,285       228
Newport Village,
  Tacoma, WA         2/11/87    13,000,000    14,581,000    8.77(D)       8.00       8.00          90.7          460-600       402
Sunset Downs,
  Lancaster, CA      2/11/87    15,000,000    11,566,000    5.07          8.00        (B)          94.7          485-740       264
Pelican Cove,
  St. Louis, MO      2/27/87    18,000,000    20,189,000    7.89          8.00        (B)          95.7          495-680       402
Willow Creek,
  Ames, IA           2/27/87     6,100,000     6,200,000    7.44(C)       7.25       7.25         100.0          525-825       138
Cedar Pointe,
  Nashville, TN      4/22/87     9,500,000     9,323,000    7.00          7.00       7.00          96.2          525-810       210

                                               Carrying     Average                Minimum
                                  Face          Amount      Interest     Stated   Pay Rate at  Occupancy at   Rental Rates   No. of
                     Closing     Amount      at December    Rate Paid   Interest  December 31,  February 14,  at December    Rental
Property              Date       of Bond     31, 1998 (G)   for 1998*     Rate*      1998*         1999         31, 1998      Units
------------------   -------   -----------   -----------    --------    --------  -----------  ------------   ------------   ------
Shannon Lake,
  Atlanta, GA        6/26/87   $12,000,000   $11,536,000    6.00%          (M)       6.00%         94.5%        $405-810       294
Bristol Village,
  Bloomington, MN    7/31/87    17,000,000    17,875,000    7.50          7.50%      7.50          96.5        735-1,269       290
Suntree,
  Ft. Myers, FL      7/31/87     7,500,000     7,586,000    6.59          8.00       6.50(F)       97.5          465-620       240
River Run,
  Miami, FL          8/07/87     7,200,000     8,075,000    9.11(I)       8.00       8.00          92.6          673-890       164
Players Club,
  Ft. Myers, FL      8/14/87     9,700,000     8,704,000    6.22          8.00       6.25(F)       75.7          460-600       288
Lakepoint,
  Dekalb City, GA   11/18/87    15,100,000    12,702,000    6.00          6.00       6.00          95.3          575-825       360
Sunset Village,
  Lancaster, CA      3/25/88    11,375,000     8,771,000    5.45          8.50        (B)          94.4          485-740       204
Sunset Creek,
  Lancaster, CA      3/25/88     8,275,000     6,381,000    5.14          8.50        (B)          94.4          485-740       148
Orchard Mill,
  Atlanta, GA         5/1/89    10,500,000    10,252,000    6.57          7.50       5.00(J)       96.6          535-745       238
Countryside North
  Memphis, TN       12/11/97     5,000,000     5,100,000    7.50          7.50       7.50          86.0          431-586       152
Ocean Air
  Norfolk, VA        4/20/98    10,000,000    10,000,000    7.25          7.25       7.25          85.0(L)       320-395       434
Phoenix
  Stockton, CA       4/28/98     3,250,000     3,250,000   7.125         7.125      7.125          38.0(H)       409-562       184
Stone Creek
Watsonville, CA      4/28/98     8,820,000     8,820,000   7.125         7.125      7.125           (H)              (H)       120
Cedarbrook
  Hanford, CA        4/28/98     2,840,000     2,840,000   7.125         7.125      7.125           100          434-554        70
Marsh Landings
  Portsmouth, VA     5/20/98     6,050,000     6,050,000    7.25          7.25       7.25          16.8(L)       295-335       250
College Park
  Naples, FL         7/15/98    10,100,000    10,100,000    7.00           (N)       7.00           (H)              (H)       210
Gulfstream
  Dania, FL          7/22/98     3,500,000     3,500,000    7.25          7.25       7.25          31.3(L)       575-650        96
Bedford Square
  Clovis, CA         8/25/98     3,850,000     3,850,000    7.00           (O)       7.00          55.5(L)       381-456       130
Northpointe Villag
  Fresno, CA         8/25/98    13,250,000    13,250,000   8.085           (P)      8.125          43.3(L)       381-456       406
Falcon Creek
  Indianapolis, IN   9/14/98     6,144,600     6,144,600    7.00           (Q)       7.00           (H)              (H)       131
Jubilee Courtyards
  Florida City, FL   9/15/98     4,150,000     4,150,000    7.00           (A)       7.00           (H)              (H)        98
Silvercrest
  Clovis, CA         9/24/98     2,275,000     2,275,000   7.125         7.125      7.125           (H)              (H)       100
Carrington Pointe
  Los Banos, CA      9/24/98     3,375,000     3,375,000   6.375         6.375      6.375           (H)              (H)        80
Madalyn Landing
  Palm Bay, FL      11/13/98    14,000,000    14,000,000    7.00          7.00       7.00           (H)              (H)       304

                                               Carrying       Average              Minimum
                                  Face          Amount        Interest   Stated   Pay Rate at  Occupancy at   Rental Rates   No. of
                     Closing     Amount      at December      Rate Paid Interest  December 31,  February 14,  at December    Rental
Property              Date       of Bond     31, 1998 (G)     for 1998*   Rate*      1998*         1999         31, 1998      Units
------------------   -------   -----------   -----------      --------  --------  -----------  ------------   ------------   ------
Forest Hills
  Garner, NC        12/15/98   $ 5,930,000   $ 5,930,000     7.125%      7.125%     7.125%         83.0%(L)     $540-650       136
Lake Jackson
  Lake Jackson, TX  12/22/98    10,934,000    10,934,000      7.00        7.00       7.00           (H)              (H)       160
Mountain Ranch
  Austin, TX        12/23/98     9,128,000     9,128,000     7.125       7.125      7.125           (H)              (H)       212
                               -----------   -----------
                              $471,199,028  $458,662,600
                              ============  ============

*The average interest rate paid represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.

(B)   The minimum pay rate is the current cash flow of the property.

(C)   Includes contingent interest paid during 1998.

(D)   Includes receipt of deferred base interest relating to prior periods.

(E)   Includes receipt of primary and supplemental contingent interest.

(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.

(G)   The FMBs are carried at their estimated fair values at December 31, 1998.

(H)   The property is still in the construction phase.

(I)   Includes receipt of primary contingent interest.

(J) Pursuant to a bond modification as of October 1, 1997 which lowered the base interest rate to 7.50% effective October 1, 1997, subject to a minimum pay rate of 5% through June 30, 2000.

(K) Pursuant to a forbearance agreement as of October 1, 1997 which lowered the base interest rate to 7% through June 30, 2000 and 7.50% thereafter.

(L)   The property is still in the rehabilitation phase.

(M) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.

(N) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.

(O) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.

(P) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.

(Q) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.

Private Label Tender Option Program
-----------------------------------

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital of $150 million to acquire additional FMBs. During 1998, the Company contributed 39 issues of FMBs in the aggregate principal amount of approximately $385,907,000 to a Delaware business trust (the "Origination Trust"), a wholly owned subsidiary of the Company, which then contributed 27 of those FMBs with an aggregate principal amount of approximately $233,105,000, to another Delaware business trust (the "Owner Trust"). The Owner Trust issued two equity certificates: ( i) a Senior Certificate, with an outstanding face amount of $150,000,000 at December 31, 1998, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors; and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust, whose sole owner is the Company. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

The end result of these transactions is that a portion of the interest received by the Owner Trust on the FMBs it holds is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent, Goldman Sachs & Co., at the distribution amount that is required to enable the remarketing agent to sell the Floater Certificates at par on any weekly determination date.

Currently, the maximum amount of Floater Certificates that can be issued to raise capital under the TOP is $150 million and as of December 31, 1998 such maximum has been issued. The Company is currently negotiating an increase in its TOP to $200 million; however, there can be no assurance that such negotiations will be successful.

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.9% for the period May 21, 1998 (inception) through December 31, 1998.

Note Payable
------------

During 1998, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") was available to the Company at prevailing rates of interest for such accounts (5.98% at December 14, 1998). At December 31, 1998 there were no borrowings outstanding. The Company is currently negotiating with Goldman Sachs & Company and various other lenders the renewal or replacement of this facility.

The outstanding face amount of the Senior Certificate and indebtedness under the Interim Credit Facility, together with any other leveraging of the Company, will not exceed 50% of the Company's total Market Value (as defined in the Trust Agreement) as of the date incurred.

Competition
-----------

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

Employees
---------

The Company has no employees. Management and administrative services for the Company are performed by the Manager and its affiliates pursuant to the Management Agreement between the Company and the Manager dated October 1, 1997 (the "Management Agreement"). The Manager receives compensation for such services and the Company reimburses the Manager and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Company in accordance with the Management Agreement (see Note 7 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").

Recent Legislation
------------------

The State of California recently adopted an administrative amendment to the allocation plan pursuant to which they award bond value capital to developers of multifamily housing. The amendment will require, in many cases, up to 15% of debt financing for such properties to be a form of taxable financing. Therefore, in certain cases, the Company may be required to offer taxable financing to California developers in order to be competitive.

Item 2.  Properties

The Company does not own or lease any property.

Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Shareholders

None.

                                     PART II

Item 5.  Market for the Company's Shares and Related Shareholder Matters.

As of March 24, 1999, there were 4,044 holders of record owning 20,580,975 Shares. The Company's Shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol "CHC". Prior to October 1, 1997, there was no established public trading market for the Company's Shares.

The high and low prices for each quarterly period of the last two years for which the Shares were traded is as follows:

                      1998           1998              1997           1997
Quarter Ended         Low            High              Low            High
-------------         ----           ----              ----           ----
March 31             12 11/16       14 1/2
June 30              12 7/8         14 7/16
September 30         12 9/16        14 1/4
December 31          11 11/16       13                11 1/8         13 5/16

The last reported sale price of Shares on the American Stock Exchange on March 26, 1999 was $12 3/8.

Incentive Share Option Plan
---------------------------

The Company has adopted an incentive Share option plan (the "Incentive Share Option Plan"), the purpose of which is to (i) attract and retain qualified persons as trustees and officers and (ii) to incentivize and more closely align the financial interests of the Manager and its employees and officers with the interests of the shareholders by providing the Manager with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per Share in the immediately preceding calendar year exceed $0.9517 per Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Shares which is equal to three percent of the Shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Shares over the life of the Incentive Shares Option Plan equal to 10% of the Shares outstanding on October 1, 1997.

Subject to the limitations described in the preceding paragraph, if the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the next succeeding year and will be available for grant by the Compensation Committee in such succeeding year.

All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the year ended December 31, 1997. In 1998, the Company distributed $.93 per Share, thus prohibiting the Compensation Committee from issuing options. Three percent of the Shares outstanding as of the effective date of the Consolidation are equal to 617,624 Shares.

Share Repurchase Plan
---------------------

On October 9, 1998, the Board of Trustees authorized the implementation of a share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Shares. The repurchases will be made in the open market and the timing will be dependant on the availability of Shares and other market conditions. During the period October 9, 1998 through December 31, 1998, the Company acquired 8,400 of its Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Shares are accounted for as treasury shares of beneficial interest.

Distribution Information
------------------------

Charter Municipal Mortgage Acceptance Company (After the Consolidation)
-----------------------------------------------------------------------

Distributions Per Share
-----------------------

Quarterly cash distributions per share for the year ended December 31, 1998 and the quarter ended December 31, 1997 were as follows:

Cash Distribution                                                   Total Amount
for Quarter Ended          Date Paid        Per Share               Distributed
-----------------          ---------        ---------               -----------

March 31, 1998              5/15/98         $   .23                 $  4,735,119
June 30, 1998               8/14/98         $   .23                    4,735,205
September 30, 1998         11/14/98         $   .23                    4,735,205
December 31, 1998           2/14/99         $   .24                    4,939,068
                                             ------                  -----------

Total for 1998                              $   .93                  $19,144,597
                                             ======                   ==========

December 31, 1997           2/14/98         $   .23                 $  4,735,120
                                             ======                  ===========

In addition to the distributions set forth in the table above, the Company paid the Manager a special distribution (equal to .375% of the total invested assets of the Company) which amounted to $1,477,797 and $330,580 for the year ended December 31, 1998 and the three months ended December 31, 1997, respectively.

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Company's Amended and Restated Trust Agreement. Future distributions paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements and such other factors as the Trustees deem relevant.

Tax Exempt II (Prior to the Consolidation)
------------------------------------------

Distributions per BUC
---------------------

Cash distributions per BUC of Tax Exempt II for the nine months ended September 30, 1997 were as follows:

Cash Distribution       Approximate        Total Quarterly        Total Amount
for Quarter Ended       Date Paid       Distribution Per BUC     of Distribution
-----------------       ---------       --------------------     ---------------
March 31, 1997             5/14/97         $   .26                   $2,379,421
June 30, 1997              8/14/97             .26                    2,379,421
September 30, 1997        11/12/97             .26                    2,379,421
                                            ------                    ---------

Total for 1997                             $   .78                   $7,138,263
                                            ======                    =========

Approximately $2,400,000 of the $9,518,000 paid to the BUC$holders of Tax Exempt II in 1997, represented a return of capital on a generally accepted accounting principles ("GAAP") basis. The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data".

                                                                                    Year ended December 31,
OPERATIONS                                            ------------------------------------------------------------------------------
----------                                                 1998*           1997*           1996*           1995*           1994*
                                                      -------------   -------------   -------------   -------------   -------------
Total revenues                                        $  28,179,048   $  14,414,625   $  11,812,316   $  12,039,287   $  11,870,490

Loss on impairment of assets                                      0      (1,843,135)     (4,000,000)     (1,000,000)       (500,000)

Other expenses and minority interest                     (6,153,176)     (2,515,682)     (1,967,275)     (1,851,484)     (1,747,441)
                                                      -------------   -------------   -------------   -------------   -------------

Net income                                            $  22,025,872   $  10,055,808   $   5,845,041   $   9,187,803   $   9,623,049
                                                      =============   =============   =============   =============   =============

Net income applicable to shareholders
  of beneficial                                       $  20,342,594   $   2,437,538***
                                                      =============   =============

Net income per share (1)

  Basic**                                             $         .99   $         .12***
                                                      =============   =============

  Diluted**                                           $         .98   $         .12***
                                                      =============   =============

Weighted average shares outstanding:

  Basic**                                                20,587,151      20,587,465***
                                                      =============   =============

  Diluted**                                              20,740,641      20,587,465***
                                                      =============   =============



FINANCIAL POSITION                                                                  Year ended December 31,
------------------                                    ------------------------------------------------------------------------------
                                                           1998*           1997*           1996*           1995*           1994*
                                                      -------------   -------------   -------------   -------------   --------------
Total assets                                          $ 492,585,806   $ 362,390,563   $ 154,896,475   $ 157,019,314   $ 157,436,945
                                                      =============   =============   =============   =============   =============

Notes payable                                         $           0   $  21,445,340   $           0   $           0   $           0
                                                      =============   =============   =============   =============   =============

Total liabilities                                     $  15,091,600   $  30,722,364   $     573,874   $     652,350   $   1,088,738
                                                      =============   =============   =============   =============   =============

Minority interest                                     $ 150,000,000   $           0   $           0   $           0   $           0
                                                      =============   =============   =============   =============   =============

Total shareholders' equity/partners' capital          $ 327,494,206   $ 331,668,199   $ 154,322,601   $ 156,366,964   $ 156,348,207
                                                      =============   =============   =============   =============   =============

DISTRIBUTIONS
-------------
Distributions to BUC$holders                                    N/A   $   7,138,263   $   9,517,685   $   9,517,685   $   9,517,685
                                                                      =============   =============   =============   =============

Distributions to shareholders of beneficial interest  $  19,144,597   $   4,735,120***
                                                      =============   =============
Distributions per share                               $         .93   $         .23***
                                                      =============   =============

OTHER DATA
----------

                                            Year Ended        Three Months Ended
                                        December 31, 1998      December 31, 1997
                                        -----------------      -----------------
Cash Available for Distribution (2)       $  22,243,193           $ 4,624,279

Less:  distributions to the Manager          (1,477,807)             (330,582)
                                          -------------           -----------

Cash available for distribution to
   shareholders                           $  20,765,386           $ 4,293,697
                                          =============           ===========

Distributions to shareholders             $  19,144,587           $ 4,735,117
                                          =============           ===========

Payout ratio                                       92.2%                110.3%
                                          =============           ===========

Cash flows from:
   Operating activities                   $  22,651,186           $ 4,465,552
                                          =============           ===========

   Investing activities                   $(117,243,543)          $(8,497,439)
                                          =============           ===========

   Financing activities                   $ 105,388,481           $ 2,144,509
                                          =============           ===========

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Tax Exempt II. Information subsequent to September 30, 1997 is with respect to the Company which includes Tax Exempt II and the other Partnerships pursuant to the Consolidation.

**Net income and distribution per unit information for periods prior to October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

***Represents amount for the three months ended December 31, 1997.

(1) Net income per Share equals net income, less the special allocations to the Manager, divided by the weighted average Shares (basic and diluted) outstanding for the period.

(2) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a definition of Cash Available for Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the Underlying Properties. As of December 31, 1998, the Company owned 49 FMBs and had net assets of approximately $332,102,000.

The Company was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III"), three publicly registered limited partnerships (the "Partnerships") one of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related").

For a discussion of the Company's Incentive Share Option Plan and Share Repurchase Plan, see "Item 5. Market for the Company's Common stock and Related Shareholder Matters".

In order to generate increased tax exempt income and as a result enhance the value of the Company's Shares, the Company intends to originate and acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will originate and acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company is positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $7.8 billion. In addition, since 1987 Related has been one of the nation's leading provider of equity to developers of multifamily housing which benefits from tax credits. During 1998, the Manager's affiliation with Related allowed it to become one of the dominant lenders to developers and owners of affordable housing financed with tax-exempt bonds.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage- backed securities. Rather, the Company utilizes low levels of leverage and generally originates and acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company did not experience the ill-effects associated with the volatile interest rate environment during 1998.

Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred (the "50% Limit"). The Company expects to seek shareholder approval at the 1999 annual meeting to amend the Trust Agreement to permit the Company to exceed the 50% Limit with respect to short term borrowings of no more than approximately 5% of Total Market Value. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1. In general, the FMBs that the Company either originates or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

Due to the Company's low level of leverage, the Company has not been affected by the recent lack of liquidity that is currently impairing mortgage REITs and its portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations.

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital of $150 million to acquire additional FMBs. During 1998, the Company contributed 39 issues of FMBs in the aggregate principal amount of approximately $385,907,000 to a Delaware business trust (the "Origination Trust"), a wholly owned subsidiary of the Company, which then contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to another Delaware business trust (the "Owner Trust"). The Owner Trust issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $150,000,000 at December 31, 1998, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors; and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust, whose sole owner is the Company. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

The end result of these transactions is that a portion of the interest received by the Owner Trust on the FMBs it holds is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent, Goldman Sachs & Co., at the distribution amount that is required to enable the remarketing agent to sell the Floater Certificates at par on any weekly determination date.

Currently, the maximum amount of Floater Certificates that can be issued to raise capital under the TOP is $150 million and as of December 31, 1998, such maximum has been issued. The Company is currently negotiating an increase in its TOP to $200 million and, before the end of 1999, the Company expects to raise funds through an equity offering; however, there can be no assurance that either of these initiatives will be successful. If the Company is unable to access additional capital through the foregoing initiatives, the Company's ability to grow will be restricted.

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.9% for the period May 21, 1998 (inception) through December 31, 1998.

During 1998, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") was available to the Company at prevailing rates of interest for such accounts (5.98% at December 14, 1998). At December 31, 1998 there were no borrowings outstanding. The Company is currently negotiating with Goldman Sachs & Company and various other lenders the renewal or replacement of this facility.

During the period January 1, 1998 through March 30, 1999 the Company acquired 18 FMBs for an aggregate purchase price of approximately $123,997,000, not including bond selection fees and expenses of approximately $2,669,000. The purchases were financed by the TOP and from borrowings under the Interim Credit Facility.

During the year ended December 31, 1998, cash and cash equivalents of the Company and its consolidated subsidiary increased approximately $10,796,000. This increase was primarily due to cash provided by operating activities ($22,651,000), the net sale of temporary investments ($3,500,000), principal payments received from loans made to properties ($507,000) and an increase in minority interest ($150,000,000) which exceeded the purchase of FMBs ($117,597,000), an increase in deferred bond selection costs ($2,598,000), loans made to properties ($1,056,000), net repayments of note payable ($21,445,000), an increase in deferred costs relating to the TOP ($2,513,000) and distributions paid ($20,331,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is amortization in the amount of $217,000.

The Company's growth will be financed by the TOP or similar programs, borrowings under the Interim Credit Facility, funds generated from operations in excess of distributions and by placements of equity. The Company has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions in future years.

Effective January 1, 1998, the Highland Ridge, Willow Creek, Bristol Village and Thomas Lake FMBs were modified to (i) reflect a change in their stated interest rates, (ii) allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon an event of sale or refinancing and (iii) extend the mandatory call and prepayment lock-out dates. In addition, the maturities of the Highland Ridge and Willow Creek FMBs were extended to 2018 and 2022, respectively, and the maturities of the Bristol Village and Thomas Lake FMBs were extended to 2027 with mandatory call dates at January 2010. On December 23, 1998, the Mansion FMB was modified to (i) reflect a change in base interest rate, effective December 31, 1998 (from 5.23% to 7.25%), (ii) allow for certain equal quarterly payments of supplemental contingent interest ($150,000 per quarter) to be paid initially at closing and then quarterly over the second, third and fourth quarters of 1999 and (iii) extend the maturity date, the mandatory call date and the prepayment lock-out dates (to 2029, 2011 and 2006, respectively). Pursuant to the modified terms of the Mansion FMB, no additional contingent interest is to be paid from this FMB. The Company currently anticipates that it will modify certain other FMBs in generally similar terms as Mansion and those done previously and effective in 1998, where and as appropriate.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares are based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's Shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999, Class Counsel is entitled to receive 608,955 Shares. The Shares will be distributed to Class Counsel quarterly in eight equal distributions commencing within ten business days after Class Counsel advises the Company in writing of the persons in whose name the Shares are to be issued. One-half of such Shares will be in the form of Restricted Securities (restricted only with respect to the sale, assignment, pledge or other transfer of such securities) and the remaining one-half of such Shares will be unrestricted. Restrictions on the Restricted Securities expire one year from the date of issuance. Management is currently attempting to negotiate a discounted cash settlement with Class Counsel in lieu of the issuance of Shares; however, there can be no assurance that such negotiations will be successful.

In February 1999, a distribution of $4,939,068 ($.24 per share), which was declared in December 1998, was paid to the shareholders from cash flow from operations for the quarter ended December 31, 1998.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
---------------------

The following is a summary of the results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. The net income for the years ended December 31, 1998, 1997 and 1996 was $22,025,872, $10,055,808 and $5,845,041,
respectively.

1998 vs. 1997
-------------

For the year ended December 31, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to (i) the Consolidation of Tax Exempt II with two other Partnerships on October 1, 1997, which resulted in the formation of the Company and (ii) the acquisition of 18 FMBs after the Consolidation. The Company's results of operations for the year ended December 31, 1998 consisted primarily of the results of the Company's investment in 49 FMBs. The Company's results of operations for the year December 31, 1997 consisted primarily of the results of Tax Exempt II's investment in 16 FMBs. In addition, the results of operations are not reflective of future operations due to the anticipated continued acquisition of FMBs.

Interest income from FMBs increased approximately $13,276,000 for the year ended December 31, 1998 as compared to 1997. An increase of $9,815,000 was due to the 16 FMBs (including Tax Exempt III's portion of the Players Club FMB) acquired from Tax Exempt I and Tax Exempt III in the Consolidation (the "Tax Exempt I and III Acquisitions") and an increase of $3,252,000 was due to the acquisition of 18 FMBs after the Consolidation (the "New Acquisitions"). Excluding these acquisitions, interest income from FMBs increased approximately 2% for the year ended December 31, 1998 as compared to 1997.

Interest income from temporary investments increased approximately $66,000 for the year ended December 31, 1998 as compared to 1997 primarily due to higher invested cash balances in 1998.

Interest income from promissory notes increased approximately $422,000 for the year ended December 31, 1998 as compared to 1997. An increase of $405,000 was due to the Tax Exempt I and III Acquisitions. Excluding these acquisitions, interest income from promissory notes increased approximately $17,000 for the year ended December 31, 1998 as compared to 1997 primarily due to loans to the owners of the Suntree and Bristol Village Underlying Properties in November 1997 and June 1998, respectively.

Interest expense increased approximately $1,075,000 for the year ended December 31, 1998 as compared to 1997 primarily due to higher outstanding balances of the Interim Credit Facility during 1998.

Management fees incurred to the general partners of Tax Exempt II in the amount of approximately $608,000 were recorded in 1997.

Loan servicing fees increased approximately $462,000 for the year ended December 31, 1998 as compared to 1997 due to increases of $349,000 and $113,000 relating to the Tax Exempt I and III Acquisitions and the New Acquisitions, respectively.

General and administrative expenses increased approximately $973,000 for the year ended December 31, 1998 as compared to 1997. This increase was primarily due to current fees relating to the TOP, an increase in printing and investor service expenses resulting from an increase in investors, an increase in insurance expense, an increase in audit/tax fees and expense reimbursements to the Manager and its affiliates due to the Tax Exempt I and III Acquisitions and the New Acquisitions and fees to the independent trustees relating to their services for 1998.

Amortization increased approximately $171,000 for the year ended December 31, 1998 as compared to 1997 primarily due to amortization of deferred bond selection costs relating to the New Acquisitions and amortization of deferred costs relating to the TOP.

A loss on impairment of assets in the amount of approximately $1,843,000 was recorded in 1997 to recognize other than temporary impairment of the Shannon Lake, Players Club and Lakepoint FMBs based upon operating difficulties at the properties securing the FMBs.

Minority interest in income of subsidiary in the amount of approximately $1,564,000 was recorded in 1998, relating to the TOP.

1997 vs. 1996
-------------

For the year ended December 31, 1997 as compared to 1996, total revenues, total expenses (excluding loss on impairment of assets) and net income increased and the results of operations are not comparable due to the Consolidation of Tax Exempt II with two other Partnerships on October 1, 1997, which resulted in the formation of the Company. The Company's results of operations for the year ended December 31, 1997 consisted primarily of the results of the Company's investment in sixteen FMBs for the nine months ended September 30, 1997 and the results of the Company's investment in thirty-two FMBs for the three months ended December 31, 1997. The Company's results of operations for the year December 31, 1996 consisted primarily of the results of Tax Exempt II's investment in sixteen FMBs. In addition, the results of operations are not reflective of future operations due to the anticipated continued acquisition of FMBs.

Interest income from FMBs increased approximately $2,440,000 for the year ended December 31, 1997 as compared to 1996. An increase of $2,996,000 was due to the sixteen FMBs (including Tax Exempt III's portion of the Players Club FMB) acquired from Tax Exempt I and Tax Exempt III in the Consolidation (the "Tax Exempt I and III Acquisitions"). Excluding these acquisitions, interest income from FMBs decreased approximately 5% for the year ended December 31, 1997 as compared to 1996.

Interest income from temporary investments increased approximately $17,000 for the year ended December 31, 1997 as compared to 1996 primarily due to higher invested cash balances in 1997.

Interest income from promissory notes increased approximately $145,000 for the year ended December 31, 1997 as compared to 1996. An increase of $140,000 was due to the Tax Exempt I Acquisitions. Excluding these acquisitions, interest income from promissory notes increased approximately $5,000 for the year ended December 31, 1997 as compared to 1996.

Interest expense in the amount of approximately $429,000 was recorded in 1997 relating to the Interim Credit Facility.

Management fees incurred to the general partners of Tax Exempt II decreased approximately $203,000 for the year ended December 31, 1997 as compared to 1996 due to the Consolidation on October 1, 1997.

Loan servicing fees increased approximately $118,000 for the year ended December 31, 1997 as compared to 1996 due to the Tax Exempt I and III Acquisitions.

General and administrative expenses increased approximately $162,000 for the year ended December 31, 1997 as compared to 1996. This increase was primarily due to an increase in printing and investor service expenses resulting from an increase in investors, an increase in insurance expense and an increase in audit/tax fees and expense reimbursements to the Manager and its affiliates due to the Tax Exempt I and III Acquisitions.

Amortization increased approximately $42,000 for the year ended December 31, 1997 as compared to 1996 primarily due to amortization of deferred loan costs relating to debt assumed from Tax Exempt I in the Consolidation.

Losses on impairment of assets in the amounts of approximately $1,843,000 and $4,000,000 were recorded for the years ended December 31, 1997 and 1996, respectively, to recognize other than temporary impairment of the Shannon Lake, Players Club and Lakepoint FMBs and the Cedar Pointe, Sunset Downs and Loveridge FMBs, respectively, based upon operating difficulties at the properties securing the FMBs.

General
-------

The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, Underlying Property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $3,047,000, $2,415,000 and $1,407,000 was not recognized for the years ended December 31, 1998, 1997 and 1996, respectively.

Cash Available for Distribution
-------------------------------

The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from variations between generally accepted accounting principles ("GAAP") and cash received. One difference between CAD and GAAP is the amortization of loan origination costs, the costs of the TOP and other intangible assets. These amounts have been excluded from CAD due to their noncash nature. Another difference is the noncash gain and loss associated with bond impairments and sales for GAAP purposes, which are not included in the calculation of CAD. During the year ended December 31, 1998 and the three months ended December 31, 1997, there were FMB impairments in the amounts of $0 and $1,843,135, respectively. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the year ended December 31, 1998 and the three months ended December 31, 1997 is summarized in the following table:

                                           Year Ended         Three Months Ended
                                        December 31, 1998     December 31, 1997
                                        -----------------     -----------------
Sources of Cash
Interest income:
First mortgage bonds                      $  27,363,595          $ 5,560,321
Temporary investments                           221,270               49,483
Promissory notes                                594,183              140,180
Less: Accretion of amounts included
  in income                                    (180,179)             (99,406)
                                          -------------          -----------

Total sources of cash                        27,998,869            5,650,578
                                          -------------          -----------

Uses of Cash
Total expenses and minority interest          6,153,176            2,957,244
Less: Amortization of amounts included
  in expenses                                  (397,500)             (87,810)
Loss on impairment of assets                          0           (1,843,135)
                                          -------------          -----------

Total uses of cash                            5,755,676            1,026,299
                                          -------------          -----------

Cash available for distribution           $  22,243,193          $ 4,624,279

Less:  distributions to the Manager          (1,477,807)            (330,582)
                                          -------------          -----------

Cash available for distribution to
   shareholders                           $  20,765,386          $ 4,293,697
                                          =============          ===========

Distributions to shareholders             $  19,144,587          $ 4,735,117
                                          =============          ===========

Payout ratio                                       92.2%               110.3%
                                          =============          ===========

Cash flows from:
   Operating activities                   $  22,651,186          $ 4,465,552
                                          =============          ===========

   Investing activities                   $(117,243,543)         $(8,497,439)
                                          =============          ===========

   Financing activities                   $ 105,388,481          $ 2,144,509
                                          =============          ===========

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2000. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

Forward-Looking Statements
--------------------------

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

Year 2000 Compliance
--------------------

The Company utilizes the computer services of an affiliate of the Manager. The affiliate of the Manager has upgraded its computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Manager recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Manager are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

With regard to third parties, the Company's Manager is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Company has received assurances from a majority of its third parties with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Company has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Company relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

Inflation
---------

Inflation did not have a material effect on the Company's results for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The nature of the Company's investments and the instruments used to raise capital for their acquisition expose the Company to gains and losses due to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international political considerations and other factors beyond the control of the Company.

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the underlying property, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program vary based on market interest rates, primarily BMA, and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under the TOP program, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $150,000,000 outstanding under the TOP program at December 31, 1998, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $750,000; a 1.0% increase in BMA would decrease annual net income by approximately $1,500,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest without corresponding decreases in interest received on the FMBs. For example, based on the $150,000,000 outstanding under the TOP program at December 31, 1998, the Company estimates that a 0.5% decline in BMA rates would increase the Company's annual net income by approximately $750,000, and a 1.0% decline in BMA would increase net income by approximately
$1,500,000. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the company's portfolio of FMBs. The Company estimates the fair value for each bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the company's FMBs will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs from its December 31, 1998 value of $458,662,600 to approximately $417,353,000. A 1% decline in interest rates would increase the value of the December 31, 1998 portfolio to approximately $513,446,000. Changes in the estimated fair value of the FMBs do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

Item 8.  Financial Statements and Supplementary Data.
                                                                            Page
                                                                            ----
(a) 1.   Financial Statements
         --------------------

         Independent Auditors' Report                                       22

         Consolidated Balance Sheets as of December 31, 1998 and 1997       23

         Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996                                   24

         Consolidated Statements of Changes in Shareholders'
         Equity/Partners' Capital (Deficit) for the years ended
         December 31, 1998, 1997 and 1996                                   25

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                                   27

         Notes to Consolidated Financial Statements                         29

                          INDEPENDENT AUTITORS' REPORT


To the Board of Trustees
And Shareholders of
Charter Municipal Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of Charter Municipal Mortgage Acceptance Company and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity/partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter Municipal Mortgage Acceptance Company and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 19, 1999

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                 --------------------------------
                                                                                       1998               1997
                                                                                 -------------       ------------
                                     ASSETS
First mortgage bonds-at fair value                                               $ 458,662,600       $346,300,000
Temporary investments                                                                        0          3,500,000
Cash and cash equivalents                                                           13,093,023          2,296,899
Interest receivable, net                                                             1,512,562            879,519
Promissory notes receivable                                                          7,628,920          7,080,265
Deferred costs, net                                                                  7,005,965          2,292,409
Goodwill, net                                                                        4,671,236                  0
Other assets                                                                            11,500             41,471
                                                                                 -------------       ------------

Total assets                                                                     $ 492,585,806       $362,390,563
                                                                                 =============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                                                  $           0       $ 21,445,340
  Accounts payable, accrued expenses and other liabilities                           8,993,174            635,691
  Due to Manager and affiliates                                                      1,159,358            674,947
  Distributions payable                                                              4,939,068          4,735,119
  Excess of acquired net assets over cost, net                                               0          3,231,267
                                                                                 -------------       ------------

Total liabilities                                                                   15,091,600         30,722,364
                                                                                 -------------       ------------

Minority interest in subsidiary (subject to mandatory
  redemption)                                                                      150,000,000                  0
                                                                                 -------------       ------------

Commitments and Contingencies

Shareholders' equity:
Beneficial owner's equity-manager                                                      230,259             24,788
Beneficial owners' equity-other shareholders
  (50,000,000 shares authorized; 20,587,837 issued and
   20,579,437 outstanding and 20,587,465 shares issued
   and outstanding in 1998 and 1997, respectively)                                 312,307,115        311,322,765
Treasury shares of beneficial interest
   (8,400 shares, in 1998)                                                            (103,359)                 0
Accumulated other comprehensive income                                              15,060,191         20,320,646
                                                                                 -------------       ------------

Total shareholders' equity                                                         327,494,206        331,668,199
                                                                                 -------------       ------------

Total liabilities and shareholders' equity                                       $ 492,585,806       $362,390,563
                                                                                 =============       ============

See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Years Ended December 31,
                                              -----------------------------------------
                                                   1998          1997           1996
                                              -----------   -----------     -----------
Revenues:

  Interest income:
   First mortgage bonds                       $27,363,595   $14,087,443     $11,647,431
   Temporary investments                          221,270       155,460         138,088
   Promissory notes                               594,183       171,722          26,797
                                              -----------   -----------     -----------

   Total revenues                              28,179,048    14,414,625      11,812,316
                                              -----------   -----------     -----------

Expenses:

  Interest expense                              1,504,334       429,012               0
  Management fees                                       0       607,969         810,625
  Loan servicing fees                             985,198       523,538         405,313
  General and administrative                    1,702,145       728,812         566,616
  Amortization                                    397,500       226,351         184,721
  Loss on impairment of assets                          0     1,843,135       4,000,000
  Minority interest in income of subsidiary     1,563,999             0               0
                                              -----------   -----------     -----------

   Total expenses                               6,153,176     4,358,817       5,967,275
                                              -----------   -----------     -----------

   Net income                                 $22,025,872   $10,055,808     $ 5,845,041
                                              ===========   ===========     ===========

Special allocation of net income
   to the Manager                             $ 1,683,278       355,202**
                                              ===========       =======

Net income applicable to shareholders         $20,342,594     2,437,538**
                                              ===========       =======

Net income per share:

  Basic*                                      $       .99   $       .12**
                                              ===========   ===========

  Diluted*                                    $       .98   $       .12**
                                              ===========   ===========

Weighted average shares outstanding:

  Basic**                                      20,587,151    20,587,465***
                                              ===========   ===========

  Diluted**                                    20,740,641    20,587,465***
                                              ===========   ===========

*Net income per unit information for periods before October 1, 1997 is not presented because it is not indicative to the Company's continuing capital structure.
**Represents amount for the three months ended December 31, 1997.

See accompanying notes to consolidated financial statements

                                    CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)

                                                                                                                       Beneficial
                                                                                                       Beneficial        Owners'
                                                                                                         Owner's         Equity
                                                                                         General         Equity          Other
                                                                       BUC$holders      Partners        Manager       Shareholders
                                                                       -----------      --------        -------       ------------
Balance at January 1, 1996                                           $ 164,412,008      $(106,923)    $         0     $          0

Comprehensive income:
Net income                                                               5,728,140        116,901               0                0
Other comprehensive income (loss):
  Net unrealized gain (loss) on first mortgage bonds:
  Net unrealized holding loss arising during the period
  Add: reclassification adjustment for losses included in net income

Other comprehensive income

Comprehensive income

Distributions                                                           (9,517,685)      (194,238)              0                0
                                                                     -------------      ---------     -----------     ------------
Balance at December 31, 1996                                           160,622,463       (184,260)              0                0

Net income - January 1, 1997 to September 30, 1997                       7,117,807        145,261               0                0
Distributions - January 1, 1997 to September 30, 1997                   (9,517,685)      (194,238)              0                0
Consolidation and issuance of shares                                  (158,222,585)       233,237             169      316,117,946
Consolidation costs                                                              0              0              (1)      (2,497,602)
Net income - October 1, 1997 to December 31, 1997                                0              0         355,202        2,437,538

Comprehensive income:
Net Income - January 1, 1997 to December 31, 1997

Other comprehensive income (loss):
  Net unrealized gain (loss) on first mortgage bonds:
  Net unrealized holding gain arising during the period
  Add: reclassification adjustment for losses included in net income

Other comprehensive income

Comprehensive income

Distributions - October 1, 1997 to December 31, 1997                             0              0        (330,582)      (4,735,117)
                                                                     -------------      ---------     -----------     ------------
Balance at December 31, 1997                                                     0              0          24,788      311,322,765


                                                                    Treasury                         Accumulated
                                                                   Shares of                            Other
                                                                   Beneficial     Comprehensive     Comprehensive
                                                                    Interest          Income            Income           Total
                                                                    --------          ------            ------           -----
Balance at January 1, 1996                                         $        0                        $(7,938,121)    $156,366,964

Comprehensive income:

Net income                                                                  0       $5,845,041                 0        5,845,041
                                                                                    ----------
Other comprehensive income (loss):
  Net unrealized gain (loss) on first mortgage bonds:
  Net unrealized holding loss arising during the period                             (2,177,481)
  Add: reclassification adjustment for losses included in net
  income                                                                             4,000,000
                                                                                    ----------
Other comprehensive income                                                           1,822,519         1,822,519        1,822,519
                                                                                    ----------
Comprehensive income                                                                 7,667,560
                                                                                    ==========
Distributions                                                               0                                  0       (9,711,923)
                                                                   ----------                        -----------     ------------
Balance at December 31, 1996                                                0                         (6,115,602)     154,322,601

Net income - January 1, 1997 to September 30, 1997                          0        7,263,068                 0        7,263,068
Distributions - January 1, 1997 to September 30, 1997                       0                                  0       (9,711,923)
Consolidation and issuance of shares                                        0                                  0      158,128,767
Consolidation costs                                                         0                                  0       (2,497,603)
Net income - October 1, 1997 to December 31, 1997                           0        2,792,740                 0        2,792,740
                                                                                    ----------
Comprehensive income:
Net Income - January 1, 1997 to December 31, 1997                                   10,055,808
                                                                                    ----------
Other comprehensive income (loss):
  Net unrealized gain (loss) on first mortgage bonds:
  Net unrealized holding gain arising during the period                             24,593,113
  Add: reclassification adjustment for losses included in net
  income                                                                             1,843,135
                                                                                    ----------
Other comprehensive income                                                          26,436,248        26,436,248       26,436,248
                                                                                    ----------
Comprehensive income                                                                36,492,056
                                                                                    ==========
Distributions - October 1, 1997 to December 31, 1997                        0                                  0       (5,065,699)
                                                                   ----------                        -----------     ------------
Balance at December 31, 1997                                                0                         20,320,646      331,668,199

                                    CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)

                                                                                                                       Beneficial
                                                                                                       Beneficial        Owners'
                                                                                                         Owner's         Equity
                                                                                         General         Equity          Other
                                                                       BUC$holders      Partners        Manager       Shareholders
                                                                       -----------      --------        -------       ------------
Comprehensive income:
Net income                                                                       0              0       1,683,278       20,342,594
Other comprehensive income (loss):
  Net unrealized gain (loss) on first mortgage bonds:
  Net unrealized holding loss arising during the period

Comprehensive income

Issuance of shares of beneficial interest                                        0              0               0            5,000
Purchase of treasury shares of beneficial interest                               0              0               0                0
Consolidation costs                                                              0              0               0         (218,657)
Distributions                                                                    0              0      (1,477,807)     (19,144,587)
                                                                     -------------      ---------     -----------     ------------

Balance at December 31, 1998                                         $           0      $       0     $   230,259     $312,307,115
                                                                     =============      =========     ===========     ============


                                                                    Treasury                         Accumulated
                                                                   Shares of                            Other
                                                                   Beneficial     Comprehensive     Comprehensive
                                                                    Interest          Income            Income           Total
                                                                    --------          ------            ------           -----

Comprehensive income:
Net income                                                                  0       22,025,872                 0       22,025,872
Other comprehensive income (loss):
  Net unrealized gain (loss) on first mortgage bonds:
  Net unrealized holding loss arising during the period                             (5,260,455)       (5,260,455)      (5,260,455)
                                                                                    ----------
Comprehensive income                                                                16,765,417
                                                                                    ==========
Issuance of shares of beneficial interest                                   0                                  0            5,000
Purchase of treasury shares of beneficial interest                   (103,359)                                 0         (103,359)
Consolidation costs                                                         0                                  0         (218,657)
Distributions                                                               0                                  0      (20,622,394)
                                                                   ----------                        -----------     ------------

Balance at December 31, 1998                                       $ (103,359)                       $15,060,191     $327,494,206
                                                                   ==========                        ===========     ============


See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Years Ended December 31,
                                                                            -------------------------------------------------------
                                                                                 1998                 1997                  1996
                                                                            -------------         ------------         ------------
Cash flows from operating activities:
  Net income                                                                $  22,025,872         $ 10,055,808         $  5,845,041
                                                                            -------------         ------------         ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on impairment of assets                                                          0            1,843,135            4,000,000
  Amortization                                                                    397,500              226,351              184,721
  Amortization of goodwill                                                        134,592                    0                    0
  Amortization of excess of acquired net
   assets over cost                                                              (248,559)             (82,853)                   0
  Amortization of deferred income                                                 (66,212)             (66,212)             (66,212)
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable                                    (633,043)             449,808              163,956
   Decrease in promissory notes receivable                                              0                    0               21,620
   Decrease (increase) in other assets                                             29,971               (5,503)             (11,277)
   Increase (decrease) in accounts payable,
     accrued expenses and other liabilities                                       608,704               69,393              (25,232)
   Decrease in deferred income                                                          0                    0              (21,620)
   Increase (decrease) in due from affiliates                                           0               84,225              (84,225)
   Increase (decrease) in due to Manager and
     affiliates                                                                   402,361             (162,178)               8,133
                                                                            -------------         ------------         ------------
  Total adjustments                                                               625,314            2,356,166            4,169,864
                                                                            -------------         ------------         ------------
Net cash provided by operating activities                                      22,651,186           12,411,974           10,014,905
                                                                            -------------         ------------         ------------

Cash flows from investing activities:
  Purchase of first mortgage bonds                                           (117,596,600)          (5,000,000)                   0
  Increase in deferred bond selection costs                                    (2,598,288)            (130,091)                   0
  Net sale (purchase) of temporary investments                                  3,500,000              100,000             (800,000)
  Loans made to properties                                                     (1,055,695)            (324,000)            (300,000)
  Principal payments received from loans made to
   properties                                                                     507,040              129,257               73,321
                                                                            -------------         ------------         ------------
Net cash used in investing activities                                        (117,243,543)          (5,224,834)          (1,026,679)
                                                                            -------------         ------------         ------------

Cash flows from financing activities:
  Proceeds from note payable                                                   96,039,231           23,945,340                    0
  Repayments of note payable                                                 (117,484,571)         (16,180,866)                   0
  Distributions paid                                                          (20,331,395)         (12,164,011)          (9,711,923)
  Increase in deferred costs relating to the Private
   Label Tender Option Program                                                 (2,512,768)            (583,727)                   0
  Increase in minority interest                                               150,000,000                    0                    0
  Purchase of treasury shares of
   beneficial interest                                                           (103,359)                   0                    0
  Consolidation costs                                                            (218,657)          (2,497,603)                   0
  Cash effect of Consolidation and issuance
   of shares                                                                            0            2,341,434                    0
                                                                            -------------         ------------         ------------
Net cash provided by (used in) financing
  activities                                                                  105,388,481           (5,139,433)          (9,711,923)
                                                                            -------------         ------------         ------------

Net increase (decrease) in cash and
  cash equivalents                                                             10,796,124            2,047,707             (723,697)
Cash and cash equivalents at the
  beginning of the year                                                         2,296,899              249,192              972,889
                                                                            -------------         ------------         ------------
Cash and cash equivalents at the
  end of the year                                                           $  13,093,023         $  2,296,899         $    249,192
                                                                            =============         ============         ============

                                                                     (continued)

See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                        ------------------------------------------------
                                                            1998               1997              1996
                                                        ------------      -------------      -----------
Supplemental information:
  Interest paid                                         $  1,507,871      $     400,009      $         0
                                                        ============      =============      ===========

Supplemental disclosure of noncash investing and financing activities:

Issuance of shares of beneficial interest for
  trustee fees                                          $      5,000      $           0      $         0
                                                        ============      =============      ===========

Shares of beneficial interest required to be issued to counsel for the partners in the Partnerships

  Increase in goodwill                                  $ (4,805,828)     $           0      $         0
  Decrease in excess of acquired net
   assets over cost                                       (2,982,708)                 0                0
  Increase in accounts payable, accrued
   expenses and other liabilities                          7,788,536                  0                0
                                                        ------------      -------------      -----------

                                                        $          0      $           0      $         0
                                                        ============      =============      ===========

Consolidation and issuance of shares:

Increase in first mortgage bonds                        $          0      $(168,557,007)     $         0
Increase in interest receivable                                    0           (593,984)               0
Increase in promissory notes receivable                            0         (6,609,950)               0
Increase in other assets                                           0            (12,193)               0
Increase in notes payable                                          0         13,680,866                0
Increase in accounts payable, accrued
  expenses and other liabilities                                   0            104,376                0
Increase in due to affiliates                                      0            434,351                0
Increase in distributions payable                                  0          2,452,088                0
Increase in excess of acquired net assets over cost                0          3,314,120                0
Decrease in BUC$holders' capital                                   0       (158,222,585)               0
Increase in general partners' capital                              0            233,237                0
Issuance of shares of beneficial interest                          0        313,776,681                0
                                                        ------------      -------------      -----------

                                                        $          0      $           0      $         0
                                                        ============      =============      ===========

Distributions                                           $(20,622,394)     $ (14,777,622)     $(9,711,923)
Increase in special distribution payable to the
  Manager                                                     87,050            330,580                0
Increase in distributions payable to
  shareholders/partners                                      203,949          2,283,031                0
                                                        ------------      -------------      -----------

Distributions paid                                      $(20,331,395)     $ (12,164,011)     $(9,711,923)
                                                        ============      =============      ===========

See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of December 31, 1998 the Company owned a portfolio of 49 FMBs. The Company is organized and managed as a single business segment.

The Company was formed on October 1, 1997 as the result of the Consolidation (the "Consolidation") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its subsidiary and, for references prior to October 1, 1997, refers to Tax Exempt II. Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to their Partnership in the Consolidation. The Shares commenced trading on the American Stock Exchange on October 1, 1997 under the symbol "CHC". As of December 31, 1998, there were 20,579,448 Shares outstanding.

The Company is governed by a board of trustees comprised of two independent managing trustees and three managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. Each independent trustee is entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000, payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. On June 4, 1998, 186 Shares, having an aggregate value of $2,500 as of that date, were issued to each independent trustee as compensation for their services for the quarter ended December 31, 1997. On February 22, 1999, 769 Shares, having an aggregate value of $10.000 as of that date, were issued to each independent trustee as compensation for their services for the year ended December 31, 1998.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, is deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $158,129,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company for the years ended December 31, 1998, 1997 and 1996 include information for the entire periods presented with respect to Tax Exempt II, but only include information for the period October 1, 1997 to December 31, 1998 with respect to the other Partnerships. Prior to the Consolidation, Tax Exempt II was a limited partnership which was formed under the laws of the State of Delaware on April 11, 1986.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary business trust (see Note 5). All intercompany accounts and transactions have been eliminated in consolidation.

c)  Participating FMBs and Promissory Notes Receivable

The Company accounts for its investments in the FMBs as debt securities available for sale under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

In most cases the Company has a right to require redemption of the FMBs prior to their maturity, although it can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires the Company to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported as items of other comprehensive income and in a separate component of shareholders' equity. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

From time to time, the Company has advanced funds to the owners of certain Underlying Properties in the form of promissory notes, generally collateralized by second mortgages on such properties. These promissory notes are carried at cost less a valuation allowance where appropriate. The Company periodically evaluates the collectibility of both interest and principal of these investments to determine whether a reserve is necessary.

For both FMBs and promissory notes, interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

d)  Temporary Investments

Temporary investments at December 31, 1997 represent tax-exempt municipal preferred stock which is carried at cost.

e)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity of three months or less.

f)  Deferred Bond Selection Costs

Prior to the Consolidation the general partners of Tax Exempt II were paid, and after the Consolidation the Advisor is paid, bond selection fees for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs.

g)  Deferred Costs Relating to the Private Label Tender Option Program

Costs incurred in connection with the Company's Private Label Tender Option Program (see Note 5) have been capitalized and are being amortized over the life of the program using the effective yield method.

h)  Goodwill/Excess of Acquired Net Assets Over Cost

The application of purchase accounting to the Consolidation resulted in the Company recording a deferred credit for the excess of the fair value of the net assets acquired from Tax Exempt I and Tax Exempt III over their cost. This deferred credit was being accreted to interest income from FMBs using the straight-line method over 10 years, which approximated the average remaining term to maturity of the FMBs. The accrual of the estimated value of the Counsel Fee Shares (see Note 9) at October 1, 1998 is considered to be a purchase price adjustment and, in accordance with the application of purchase accounting to the Consolidation, results in the reversal of the carrying value of the excess of acquired net assets over cost and the recognition of goodwill at October 1, 1998 in the amount of $4,805,828. Goodwill is being amortized to interest income from FMBs using the straight-line method over nine years, which approximates the average remaining term to maturity of the FMBs.

i)  Fair Value of Financial Instruments

As described above, the Company's investments in FMBs are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable and notes payable approximate their carrying values at December 31, 1998 and 1997, due to their generally short-term nature.

j)  Consolidation Costs

Costs incurred in the Consolidation including legal, accounting and registration fees, amounting to $2,716,260, were charged directly to shareholders' equity.

k)  Income Taxes

The Company is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operations are passed directly to the Company's shareholders. The Company may be subject to state and local taxes in jurisdictions in which it operates. At December 31, 1998, the net tax basis of the Company's assets and liabilities exceeded the net book basis by approximately $55,699,000.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on its FMBs, by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from beneficial owners' equity in the shareholders' equity section of the consolidated balance sheet. In accordance with SFAS No. 130, cumulative unrealized gains and losses on securities available for sale are classified as accumulated other comprehensive income in shareholders' equity and current period unrealized gains and losses are included as a component of comprehensive income.

m)  Use of Estimates

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

n)  New Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2000. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

o)  Reclassifications

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NOTE 3 - Participating First Mortgage Bonds

As of December 31, 1998, the Company owned 49 FMBs which are secured by mortgages on apartment complexes in fourteen states across the continental United States. The face amount of the FMBs ranges from $2,275,000 to $19,450,000 with carrying amounts from $2,275,000 to $20,189,000. The FMBs have maturity dates from December 2003 to January 2041, however, seven FMBs are callable as of December 31, 1998 and the remainder are callable from January 1999 to October 2025. The stated interest rates range from 4.87% to 8.5%. The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the years ended December 31, 1998, 1997 and 1996 were 6.94%, 6.75% and 7.18%, respectively, based on weighted average face amounts of approximately $394,079,000, $208,744,000 and $162,125,000, respectively.

The principal and interest payments on each FMB are payable only from the cash flows of the the Underlying Properties, including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such FMBs (the "Mortgage Loans"). None of the FMBs constitute a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding FMB which it secures.

The seasoned original 31 FMBs call for interest only debt service payments during their respective terms (which generally are 24 to 30 years from issuance or re-issuance) with repayment of principal due in a lump sum "balloon" payment at the expiration of their respective terms or upon sale or refinancing. The newly acquired bonds (bonds acquired in 1997 and 1998) call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules. On all the FMBs the Company generally has the right to require redemption approximately 12 to 15 years from issuance or re-issuance and obligors generally are locked out of prepayment for seven to ten years from issuance or re-issuance.

The original obligors and owners of the Underlying Properties of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. . The aggregate carrying value of these ten FMBs at December 31, 1998 was approximately $105,402,000 and the income earned from them for the year ended December 31, 1998 was approximately $7,497,000.

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of December 31, 1998.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 1998, the Highland Ridge, Willow Creek, Bristol Village and Thomas Lake FMBs were modified to (i) reflect a change in their stated interest rates, (ii) allow for deferred base and other interest accrued and unpaid through December 1997 to be paid at maturity or upon an event of sale or refinancing and (iii) extend the mandatory call and prepayment lock-out dates. In addition, the maturities of the Highland Ridge and Willow Creek FMBs were extended to 2018 and 2022, respectively, and the maturities of the Bristol Village and Thomas Lake FMBs were extended to 2027 with mandatory call dates at January 2010. On December 23, 1998, the Mansion FMB was modified to (i) reflect a change in base interest rate, effective December 31, 1998 (from 5.23% to 7.25%), (ii) allow for certain equal quarterly payments of supplemental contingent interest ($150,000 per quarter) to be paid initially at closing and then quarterly over the second, third and fourth quarters of 1999 and (iii) extend the maturity date, the mandatory call date and the prepayment lock-out dates (to 2029, 2011 and 2006, respectively). Pursuant to the modified terms of the Mansion FMB, no additional contingent interest is to be paid from this FMB. The Company currently anticipates that it will modify certain other FMBs to reflect generally similar terms as those modified previously and effective in 1998, where and as appropriate.

Certain of the Company's other FMBs have been previously modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers.

In addition to the stated base rates of interest, certain of the FMBs provide for "contingent interest" which is equal to: (i) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (ii) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest on the FMBs are exempt from federal income taxation. During the years ended December 31, 1998, 1997 and 1996, six, five and two FMBs, paid contingent interest amounting to approximately $960,000, $353,000 and $220,000, respectively.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $3,047,000, $2,415,000 and $1,407,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Newly acquired FMBs will generally bear a fixed base interest rate and, to the extent permitted by existing regulations, and other features, they may or may not also provide for contingent interest. Terms are expected to be 5 to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (5 to 7 years with up to 6 month's notice). In some cases, the principal of an FMB may amortize.

New FMBs are generally not expected to be subject to optional prepayment during the first 5-10 years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the outstanding principal balance, declining by 1% per annum. Certain new FMBs may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company may be invested in FMBs secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to new FMBs acquired after the Consolidation. In selected circumstances and only in connection with the acquisition of tax-exempt FMBs the Company may acquire a small amount of taxable bonds to fund certain costs associated with the issuance of FMBs, that under current law cannot be funded by FMBs.

In order to protect the tax exempt status of the FMBs, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of December 31, 1998, the face amount of such advances was $12,845,308, and their carrying value was $7,628,920, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period January 1, 1998 through December 31, 1998 the Company acquired 17 FMBs for an aggregate purchase price of $117,596,600, not including bond selection fees and expenses of approximately $2,541,000. Further information regarding the 17 FMBs is as follows:

                                                                                        Stated        No. of
 Project                   Closing           Call Date/                Face            Interest       Rental
  Name                       Date          Maturity Date          Amount of Bond         Rate         Units
  ----                       ----          -------------          --------------         ----         -----
Ocean Air                                     1/1/16
   Norfolk, VA             4/20/98            11/1/30             $ 10,000,000           7.250%          434

Phoenix                                       11/1/16
   Stockton, CA            4/28/98            10/1/29                3,250,000           7.125%          184

Stone Creek                                   5/1/17
   Watsonville, CA         4/28/98            4/1/40                 8,820,000           7.125%          120

Cedarbrook                                    5/1/17
   Hanford, CA             4/28/98            5/1/40                 2,840,000           7.125%           70

Marsh Landings                                7/1/17
   Portsmouth, VA          5/20/98            7/1/30                 6,050,000           7.250%          250

College Park                                  7/1/25
   Naples, FL              7/15/98            7/1/40                10,100,000           (a)             210

Gulfstream                                    4/1/16
   Dania, FL               7/22/98            7/1/38                 3,500,000           7.250%           96

Bedford Square                                9/1/17
   Clovis, CA              8/25/98            8/1/40                 3,850,000           (b)             130

Northpointe Village                           9/1/17
   Fresno, CA              8/25/98            8/1/40                13,250,000           (c)             406

Falcon Creek                                  9/1/16
   Indianapolis, IN        9/14/98            8/31/38                6,144,600           (d)             131

Jubilee Courtyards                            10/1/25
   Florida City, FL        9/15/98            9/1/40                 4,150,000           (e)              98

Silvercrest                                   10/1/17
   Clovis, CA              9/24/98            9/1/40                 2,275,000           7.125%          100

Carrington Pointe                             10/1/17
   Los Banos, CA           9/24/98            9/1/40                 3,375,000           6.375%           80

Madalyn Landing                               12/1/17
   Palm Bay, FL            11/13/98           11/1/40               14,000,000           7.000%          304

Forest Hills                                  6/1/16
   Garner, NC              12/15/98           6/1/34                 5,930,000           7.125%          136

Lake Jackson                                  1/1/18
   Lake Jackson, TX        12/22/98           1/1/41                10,934,000           7.000%          160

Mountain Ranch                                1/1/18
   Austin, TX              12/23/98           1/1/41                 9,128,000           7.125%          212
                                                                  ------------

                                                                  $117,596,600
                                                                  ============

(a) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.

(b) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.

(c) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.

(e) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.

No single FMB provided interest income which exceeded 10% of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996, except for the Bristol Village and Pelican Cove FMBs which provided 14% and 11%, respectively, of total revenue in 1996.

Based on the face amount of FMBs at December 31, 1998, approximately 23% of the Underlying Properties are located in California, 15% are located in Florida, 14% are located in Missouri, 10% are located in Georgia and 10% are located in Minnesota. No other states comprise more than 10% of the total face amount.

The cost basis of the Company's portfolio of 49 and 32 FMBs at December 31, 1998 and 1997 was $443,602,409 and $325,979,354, respectively. The net unrealized gain on FMBs at December 31, 1998 consisted of gross unrealized gains and losses of $22,256,064 and $7,195,873, respectively. The net unrealized gain on FMBs at December 31, 1997 consisted of gross unrealized gains and losses of $28,984,175 and $8,663,529, respectively.

During December of 1997, an unrelated publicly-registered partnership sold a portfolio of nine bonds similar to the Company's FMBs. Based on the information available to Company management regarding the pricing of this sale, management determined that market conditions for the Company's FMBs were much more favorable than was previously believed. Accordingly, the estimated fair values of the FMBs calculated by management at December 31, 1997 increased by a total of approximately $22,700,000 over the estimated fair values at December 31, 1996.

NOTE 4 - Deferred Costs

The components of deferred costs are as follows:

                                                                           December 31,
                                                                   -------------------------
                                                                       1998           1997
                                                                   ----------     ----------
Deferred bond selection costs                                      $6,355,252     $3,756,964
Deferred costs relating to the Private Label Tender Option
  Program (see Note 5)                                              3,054,995        542,227
                                                                    ---------     ----------
                                                                    9,410,247      4,299,191

Less:  Accumulated amortization                                    (2,404,282)    (2,006,782)
                                                                   ----------     ----------

                                                                   $7,005,965     $2,292,409
                                                                   ==========     ==========

NOTE 5 - Minority Interest In Subsidiary

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital of $150 million to acquire additional FMBs. During 1998, the Company contributed 39 issues of FMBs in the aggregate principal amount of approximately $385,907,000 to a Delaware business trust (the "Origination Trust"), a wholly owned subsidiary of the Company, which then contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to another Delaware business trust (the "Owner Trust"). The Owner Trust issued two equity certificates: ( i) a Senior Certificate, with an outstanding face amount of $150,000,000 at December 31, 1998, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors; and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust, whose sole owner is the Company. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

The end result of these transactions is that a portion of the interest received by the Owner Trust on the FMBs it holds is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent, Goldman Sachs & Co., at the distribution amount that is required to enable the remarketing agent to sell the Floater Certificates at par on any weekly determination date.

For financial accounting and reporting purposes, the equity in the Owner Trust represented by the Senior Certificate is classified as "minority interest in subsidiary (subject to mandatory redemption)" in the accompanying consolidated balance sheets. Income earned by the Owner Trust is allocated to the minority interest in an amount equal to the distributions through the Senior Certificate to the holders of the Floater Certificates. Such allocation of income is classified as "minority interest in income of subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the TOP are being amortized using the straight line method over 10 years, which approximates the average remaining term to maturity of the FMBs contributed or expected to be contributed to the Owner Trust.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Currently, the maximum amount of Floater Certificates that can be issued to raise capital under the TOP is $150 million and as of December 31, 1998 such maximum has been issued. The Company is currently negotiating an increase in its TOP to $200 million and, before the end of 1999, the Company expects to raise funds through an equity offering; however, there can be no assurance that either of these initiatives will be successful.

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.9% for the period May 21, 1998 (inception) through December 31, 1998.

NOTE 6 - Note Payable

During 1998, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") was available to the Company at prevailing rates of interest for such accounts (5.98% at December 14, 1998). At December 31, 1998 there were no borrowings outstanding. The Company is currently negotiating with Goldman Sachs & Company and various other lenders the renewal or replacement of this facility.

NOTE 7 - Related Parties

Charter Municipal Mortgage Acceptance Company (After the Consolidation)
-----------------------------------------------------------------------
Pursuant to the Management Agreement, the Manager receives (i) bond selection fees equal to 2% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company; (ii) special distributions equal to .375% of the total invested assets of the Company; (iii) loan servicing fees equal to .25% of the outstanding principal amount of FMBs; (iv) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Manager and its affiliates on behalf of the Company. In addition, the Manager receives bond placement fees from the borrower in an amount equal to 1% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company and affiliates of the Manager are part of a joint venture which has a development services agreement with the obligors of three FMBs.

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

The costs, expenses and the special distribution incurred to the Manager and its affiliates for the year ended December 31, 1998 and the three months ended December 31, 1997 (after the Consolidation) were as follows:

                                             Year        Three Months
                                             Ended           Ended
                                          December 31,    December 31,
                                             1998            1997

Bond selection fees                       $2,351,932      $  100,000
Expense reimbursement                        374,315          36,747
Loan servicing fees                          985,198         220,386
Special distribution                       1,477,797         330,580
                                          ----------      ----------

                                          $5,189,242      $  687,713
                                          ==========      ==========

Tax Exempt II (Prior to the Consolidation)
------------------------------------------
Prior to the Consolidation, the general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the "Related General Partner"), and Prudential Bache Properties, Inc. ("PBP"). The general partners managed and controlled the affairs of Tax Exempt II prior to the Consolidation.

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

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expenses incurred by Tax Exempt II to related parties for the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                                     Nine Months       Year
                                                        Ended         Ended
                                                    September 30,   December 31,
                                                        1997           1996

PBP and affiliates
  General and administrative                         $   58,170      $   67,483
  Management fee                                        303,984         405,312
                                                     ----------      ----------
                                                        362,154         472,795
                                                     ----------      ----------
Related General Partner and affiliates
  General and administrative                             66,222          46,725
  Management fee                                        303,984         405,313
  Loan servicing fee                                    303,152         405,313
                                                     ----------      ----------
                                                        673,358         857,351
                                                     ----------      ----------
                                                     $1,035,512      $1,330,146
                                                     ==========      ==========

General
-------
The obligors of the Suntree, Players Club, River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson and Mountain Ranch FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest.

As of December 31, 1998, the original owners of the Underlying Properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMBs.

NOTE 8 - Earnings Per Share, Profit and Loss Allocations and Distributions

Charter Municipal Mortgage Acceptance Company (After the Consolidation)
-----------------------------------------------------------------------
Pursuant to the Management Agreement, the Manager receives a special distribution equal to a .375% per annum of the total invested assets of the Company (which equals the face amount of the FMBs), payable quarterly, for managing the affairs of the Company. After payment of the special distribution, distributions are made to the shareholders in accordance with their percentage interests.

Income is allocated first to the Manager in an amount equal to the special distribution. The net remaining profits or losses, after a special allocation of 1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

Basic net income per Share in the amount of $.99 and $.12 for the year ended December 31, 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods ($22,025,872 and $2,792,740, respectively), less the special allocations to the Manager ($1,683,278 and $355,202, respectively), divided by the weighted average number of Shares outstanding for the periods (20,587,151 and 20,587,465, respectively).

Diluted net income per Share in the amount of $.98 and $.12 for the year ended December 31, 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods, less the special allocations to the Manager, divided by the weighted average number of diluted Shares outstanding for the periods (20,740,641 and 20,587,465, respectively). The weighted average number of diluted Shares outstanding for the year ended December 31, 1998 reflects the weighted average impact of an additional 608,955 Shares presumed to be issued to counsel for the Partnerships pursuant to an Order and Stipulation of Settlement by the United States District Court for the Southern District of New York on February 18, 1999 (see Note 9).

Net income per unit information for periods before the Consolidation is not presented because it is not indicative of the Company's continuing capital structure.

Tax Exempt II (Prior to the Consolidation)
------------------------------------------
Net profits or losses and distributions were allocated 98% to the BUC$holders and 2% to the general partners of Tax Exempt II in accordance with the Agreement of Limited Partnership of Tax Exempt II.

NOTE 9 - Capital Stock and Share Option Plan

The Company has adopted an incentive Share option plan (the "Incentive Share Option Plan"), the purpose of which is to (i) attract and retain qualified persons as trustees and officers and (ii) to incentivize and more closely align the financial interests of the Manager and its employees and officers with the interests of the shareholders by providing the Manager with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per Share in the immediately preceding calendar year exceed $0.9517 per

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Shares which is equal to three percent of the Shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Shares over the life of the Incentive Shares Option Plan equal to 10% of the Shares outstanding on October 1, 1997.

Subject to the limitations described in the preceding paragraph, if the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the next succeeding year and will be available for grant by the Compensation Committee in such succeeding year.

All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the year ended December 31, 1997. In 1998, the Company distributed $.93 per Share, thus prohibiting the Compensation Committee from issuing options. Three percent of the Shares outstanding as of the effective date of the Consolidation are equal to 617,624 Shares.

On October 9, 1998, the Board of Trustees authorized the implementation of a Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Shares. The repurchases will be made in the open market and the timing will be dependant on the availability of Shares and other market conditions. During the period October 9, 1998 through December 31, 1998, the Company acquired 8,400 of its Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Shares are accounted for as treasury Shares of beneficial interest.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares are based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999, Class Counsel is entitled to receive 608,955 shares of beneficial interest in the Company. The shares will be distributed to Class Counsel quarterly in eight equal distributions commencing within ten business days after Class Counsel advises the Company in writing of the persons in whose name the shares are to be issued. One-half of such shares will be in the form of Restricted Securities (restricted only with respect to the sale, assignment, pledge or other transfer of such securities) and the remaining one-half of such shares will be unrestricted. Restrictions on the Restricted Securities expire one year from the date of issuance. Management is currently negotiating a discounted cash settlement with Class Counsel in lieu of the issuance of shares; however, any such settlement would require the approval of the Board of Trustees and there can be no assurance that such negotiations will be successful.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Selected Quarterly Financial Data (unaudited)

                                                                    1998 Quarter Ended                                    1997
                                                  ----------------------------------------------------------------     Quarter Ended
                                                   March 31          June 30         September 30      December 31      December 31
                                                  ----------        ----------       ------------      -----------      -----------
Revenues:

  Interest income:
   Participating first mortgage
     bonds                                        $5,890,264        $6,561,808        $7,128,239        $7,783,284        $5,560,321
   Temporary investments                              41,526            62,868            57,655            59,221            49,483
   Promissory notes                                  145,799           144,631           148,551           155,202           140,180
                                                  ----------        ----------        ----------        ----------        ----------

   Total revenues                                  6,077,589         6,769,307         7,334,445         7,997,707         5,749,984
                                                  ----------        ----------        ----------        ----------        ----------

Expenses:

  Interest expense                                   344,770           328,875           305,326           525,363           429,012
  Loan servicing fees                                217,974           233,604           255,200           278,420           220,387
  General and administrative                         220,027           347,854           610,091           524,173           376,900
  Amortization                                        46,856            74,134           123,802           152,708            87,810
  Loss on impairment of assets                             0                 0                 0                 0         1,843,135
  Minority interest in income
   of subsidiary                                           0           256,757           534,442           772,800                 0
                                                  ----------        ----------        ----------        ----------        ----------

   Total expenses                                    829,627         1,241,224         1,828,861         2,253,464         2,957,244
                                                  ----------        ----------        ----------        ----------        ----------

   Net income                                     $5,247,962        $5,528,083        $5,505,584        $5,744,243        $2,792,740
                                                  ==========        ==========        ==========        ==========        ==========

Special allocation of net
  income to the Manager                           $  376,171        $  402,183        $  434,027        $  470,897        $  355,202
                                                  ==========        ==========        ==========        ==========        ==========

Net income applicable to
  shareholders                                    $4,871,791        $5,125,900        $5,071,557        $5,273,346        $2,437,538
                                                  ==========        ==========        ==========        ==========        ==========

Net income per share:
  Basic                                           $      .24        $      .25        $      .25        $      .26        $      .12
                                                  ==========        ==========        ==========        ==========        ==========
  Diluted                                         $      .24        $      .25        $      .25        $      .25        $      .12
                                                  ==========        ==========        ==========        ==========        ==========

NOTE 11 - Subsequent Event (unaudited)

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 26, 1999, the Company acquired one FMB for a purchase price of $6,400,000, not including bond selection fees and expenses of approximately $128,000. The obligor of the FMB is a local partnership in which an investment partnership, whose general partner is as affiliate of the Manager, owns a controlling partnership interest. Further information regarding the FMB is as follows:

                                                                Stated    No. of
 Project           Closing      Call Date/         Face        Interest   Rental
  Name               Date    Maturity Date    Amount of Bond     Rate     Units
  ----               ----    -------------    --------------     ----     -----

Hamilton Garden                  4/1/15
   Hamilton, NJ    3/26/99       3/1/35         $6,400,000        (a)      174

(a) The interest rates for Hamilton Garden are 7.625% during the construction period and 7.125% thereafter.

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.


                                                                     Sequential
(a) 1.      Financial Statements                                        Page
            --------------------                                     ----------

            Independent Auditors' Report                                 22

            Consolidated Balance Sheets as of December 31,
            1998 and 1997                                                23

            Consolidated Statements of Income for the years
            ended December 31, 1998, 1997 and 1996                       24

            Consolidated Statements of Changes in
            Shareholders' Equity/Partners' Capital (Deficit)
            for the years ended December 31, 1998, 1997 and
            1996                                                         25

            Consolidated Statements of Cash Flows for the
            years ended December 31, 1998, 1997 and 1996                 27

            Notes to Consolidated Financial Statements                   29

(a) 2.      Financial Statement Schedules

            Schedule IV - Mortgage Loans on Real Estate at
            December 31, 1998                                            56

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

3.2 Bylaws (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

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

10(aas) First Mortgage Bond, dated as of August 14, 1987, with respect to the Players Club project at Fort Myers in the principal amount of $7,200,000 (incorporated by reference to Exhibit 10(a) in Tax Exempt III's Current Report on Form 8-K dated August 14, 1987)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

10(aat)     First Mortgage Bond, dated as of November 18,
            1987, with respect to the Lakepoint project, in the principal amount of $15,100,000
            (incorporated by reference to Exhibit 10(a) in Tax Exempt III's Current Report on Form 8-K dated November 18, 1987)

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

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

10(aaai) Restated First Mortgage Bond, dated as of September 30, 1986, with respect to the Tempo Northridge Apartments Project in the principal amount of $12,400,000 (incorporated by reference to Exhibit 10 (aaai) in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10(aaaj)    Restated First Mortgage Bond, dated as of June
            26, 1987, with respect to the Shannon Lake
            Project in the principal amount of $12,000,000
            (incorporated by reference to Exhibit 10 (aaaj) in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10(aaak)    Restated First Mortgage Bond, dated as of
            November 18, 1987, with respect to the
            Lakepointe Project in the principal amount of
            $15,100,000 (incorporated by reference to
            Exhibit 10 (aaak) in the Company's Annual Report
            on Form 10-K for the year ended December 31,
            1997)

10(aaal) Restated First Mortgage Bond, dated as of May 1, 1989, with respect to the Ashley Knoll Project in the principal amount of $10,500,000 (incorporated by reference to Exhibit 10 (aaal) in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10(aaam) First Mortgage Bond, dated as of December 11, 1997, with respect to the Countryside Apartments Project in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10 (aaam) in the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10(aaan)    Restated First Mortgage Bond, dated as of
            February 2, 1987, with respect to the Highland
            Ridge Project in the principal amount of $15,000,000 (incorporated by reference to
            Exhibit 10 (aaan) in the Company's March 31,
            1998 Quarterly Report on Form 10-Q)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

10(aaao) Restated First Mortgage Bond, dated as of March 2, 1987, with respect to the Mortenson I Project in the principal amount of $6,100,000 (incorporated by reference to Exhibit 10 (aaao) in the Company's March 31, 1998 Quarterly Report on Form 10-Q)

10(aaap) Restated First Mortgage Bond, dated as of September 2, 1986, with respect to the Thomas Lake Place Apartments Project in the principal amount of $12,975,000 (incorporated by reference to Exhibit 10 (aaap) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

10(aaaq) Restated First Mortgage Bond, dated as of July 31, 1987, with respect to the Bristol Village Apartments Project in the principal amount of $17,000,000 (incorporated by reference to
            Exhibit 10 (aaaq) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

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

10(aaaad)   Remarketing Agreement (incorporated by reference
            to Exhibit 10 (aaaad) in the Company's June 30,
            1998 Quarterly Report on Form 10-Q)

10(aaaae)   First Mortgage Bond, dated as of July 15, 1998,
            with respect to the College Park Apartments
            Project in the principal amount of $10,100,000
            (incorporated by reference to Exhibit 10 (aaaae) in the Company's September 30, 1998 Quarterly
            Report on Form 10-Q)

10(aaaaf)   First Mortgage Bond, dated as of July 22, 1998,
            with respect to Gulfstream Apartments in the principal amount of $3,500,000 (incorporated by reference to Exhibit 10 (aaaaf) in the Company's
            September 30, 1998 Quarterly Report on Form
            10-Q)

10(aaaag)   First Mortgage Bond, dated as of August 25,
            1998, with respect to the Lexington Square
            Project (Bedford Square) in the principal amount of $3,850,000 (incorporated by reference to Exhibit 10 (aaaag) in the Company's September
            30, 1998 Quarterly Report on Form 10-Q)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

10(aaaah)   First Mortgage Bond, dated as of August 25,
            1998, with respect to the Northpointe Village
            Project in the principal amount of $13,250,000
            (incorporated by reference to Exhibit 10 (aaaah) in the Company's September 30, 1998 Quarterly
            Report on Form 10-Q)

10(aaaai)   First Mortgage Bond, dated as of September 14,
            1998, with respect to the Falcon Creek Place
            Apartments Project in the principal amount of $6,144,600 (incorporated by reference to Exhibit
            10 (aaaai) in the Company's September 30, 1998
            Quarterly Report on Form 10-Q)

10(aaaaj)   First Mortgage Bond, dated as of September 15,
            1998, with respect to the Jubilee Courtyards
            Apartments Project in the principal amount of $4,150,000 (incorporated by reference to Exhibit
            10 (aaaaj) in the Company's September 30, 1998
            Quarterly Report on Form 10-Q)

10(aaaak)   First Mortgage Bond, dated as of September 24,
            1998, with respect to the Silvercrest at Clovis
            Project in the principal amount of $2,275,000
            (incorporated by reference to Exhibit 10 (aaaak) in the Company's September 30, 1998 Quarterly
            Report on Form 10-Q)

10(aaaal)   First Mortgage Bond, dated as of September 24,
            1998, with respect to the Carrington Pointe
            Project in the principal amount of $3,375,000
            (incorporated by reference to Exhibit 10 (aaaal) in the Company's September 30, 1998 Quarterly
            Report on Form 10-Q)

10(aaaam)   First Mortgage Bond, dated as of November 13,
            1998, with respect to Madalyn Landing Apartments
            in the principal amount of $14,000,000 (filed
            herewith)                                                 59

10(aaaan)   First Mortgage Bond, dated as of December 15,
            1998, with respect to the Forest Hills
            Apartments Project in the principal amount of
            $5,930,000 (filed herewith)                               71

10(aaaao)   First Mortgage Bond, dated as of December 1,
            1998, with respect to the Gateway at Lake
            Jackson Apartments Project in the principal
            amount of $10,934,000 (filed herewith)                    77

10(aaaap)   First Mortgage Bond, dated as of December 1,
            1998, with respect to the Mountain Ranch
            Apartments Project in the principal amount of
            $9,128,000 (filed herewith)                               83

10(aaaaq)   Restated First Mortgage Bond, dated as of May
            13, 1986, with respect to the Mansion Project in
            the principal amount of $19,450,000 (filed
            herewith)                                                 89

21          Subsidiary of the Company (filed herewith)                96

27          Financial Data Schedule (filed herewith)                  97

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

(b)         Reports on Form 8-K
            -------------------

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)



Date:  March 30, 1999                         By:   /s/ J. Michael Fried
                                                    --------------------
                                                    J. Michael Fried
                                                    Managing Trustee,
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                        Title                              Date
----------------------        ----------------------------------         --------------


/s/ J. Michael Fried          Managing Trustee, Chairman of the
----------------------        Board and Chief Executive Officer          March 30, 1999
J. Michael Fried


/s/ Peter T. Allen
----------------------
Peter T. Allen                Managing Trustee                           March 30, 1999



/s/ Arthur P. Fisch
----------------------
Arthur P. Fisch               Managing Trustee                           March 30, 1999



/s/ Stuart J. Boesky          Managing Trustee, President
----------------------        and Chief Operating Officer                March 30, 1999
Stuart J. Boesky



/s/ Alan P. Hirmes            Managing Trustee, Executive
----------------------        Vice President and Secretary               March 30, 1999
Alan P. Hirmes



/s/ John B. Roche             Chief Financial Officer and
----------------------        Chief Accounting Officer                   March 30, 1999
John B. Roche

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

Participating First Mortgage Bonds

Descriptions of the various FMBs owned by the Company at December 31, 1998 are as follows:

                                                         Minimum                                                        Carrying
                                          Average        Pay Rate     Stated                                             Amount
                                        Interest Rate   at December  Interest             Maturity                    at December
Property             Location           Paid for 1998*   31, 1998*     Rate*  Call Date     Date       Face Amount   31, 1998 (G)(A)
----                 -----------        --------------  ----------   -------  ----------  ----------   ------------  ---------------
The Mansion          Independence, MO      7.68%(C)      7.25%         7.25%  April 2006  April 2025   $ 19,450,000    $ 20,084,000
Martin's Creek       Summerville, SC       8.25          8.25          8.25   Mar. 2000   May 2010        7,300,000       8,443,000
East Ridge           Mt. Pleasant, SC      8.25          8.25          8.25   Mar. 2000   May 2010        8,700,000      10,063,000
Highpointe Club      Harrisburg, PA        6.12          (B)           8.50   June 1998   June 2006       8,900,000       5,888,000
Cypress Run          Tampa, FL             5.84          (B)           8.50   Aug. 1998   Aug. 2006      15,402,428      13,067,000
Thomas Lake          Eagan, MN             7.50          7.50          7.50   Jan. 2010   Dec. 2027      12,975,000      13,643,000
North Glen           Atlanta, GA           7.00          7.00 (K)      7.00   Jul. 2005   Jun. 2017      12,400,000      12,914,000
Greenway Manor       St. Louis, MO         8.93 (D)      8.50          8.50   Oct. 1998   Sept. 2006     12,850,000      15,313,000
Clarendon Hills      Hayward, CA           6.31 (I)      5.52          5.52   Dec. 2003   Dec. 2003      17,600,000      13,880,000
Cedar Creek          McKinney, TX          8.50          8.50          8.50   Dec. 1998   Dec. 2006       8,100,000       9,653,000
Sunset Terrace       Lancaster, CA         5.23          (B)           8.00   Feb. 1999   May 2007       10,350,000       7,981,000
Bay Club             Mt. Pleasant, SC      8.25          8.25          8.25   Sep. 2000   Sep. 2006       6,400,000       7,403,000
Loveridge            Contra Costa, CA      5.00          (B)           8.00   Nov. 1998   Nov. 2006       8,550,000       6,593,000
The Lakes            Kansas City, MO       5.64 (E)      4.87          4.87   Dec. 2006   Dec. 2006      13,650,000      10,024,000
Crowne Pointe        Olympia, WA           8.00          8.00          8.00   Dec. 1998   Dec. 2006       5,075,000       5,692,000
Orchard Hills        Tacoma, WA            8.00          8.00          8.00   Dec. 1998   Dec. 2006       5,650,000       6,337,000
Highland Ridge       St. Paul, MN          7.30 (C)      7.25          7.25   Jan. 2010   Jun. 2018      15,000,000      15,247,000
Newport Village      Tacoma, WA            8.77 (D)      8.00          8.00   Jan. 1999   Jan. 2007      13,000,000      14,581,000
Sunset Downs         Lancaster, CA         5.07          (B)           8.00   May 1999    May 2007       15,000,000      11,566,000
Pelican Cove         St Louis, MO          7.89          (B)           8.00   Feb. 1999   Feb. 2007      18,000,000      20,189,000
Willow Creek         Ames, IA              7.44 (C)      7.25          7.25   Jan. 2010   Jun. 2022       6,100,000       6,200,000
Cedar Pointe         Nashville, TN         7.00          7.00          7.00   Apr. 2006   Apr. 2017       9,500,000       9,323,000
Shannon Lake         Atlanta, GA           6.00          6.00          (M)    Jul. 2005   Jun. 2017      12,000,000      11,536,000
Bristol Village      Bloomington, MN       7.50          7.50          7.50   Jan. 2010   Dec. 2027      17,000,000      17,875,000
Suntree              Ft. Myers, FL         6.59          6.50 (F)      8.00   Jul. 1999   Jul. 2007       7,500,000       7,586,000
River Run            Miami, FL             9.11 (I)      8.00          8.00   Aug. 1999   Aug. 2007       7,200,000       8,075,000
Players Club         Ft. Myers, FL         6.22          6.25 (F)      8.00   Aug. 1999   Aug. 2007       9,700,000       8,704,000
Lakepoint            Dekalb City, GA       6.00          6.00          6.00   Jul. 2005   Jun. 2017      15,100,000      12,702,000
Sunset Village       Lancaster, CA         5.45          (B)           8.50   Mar. 2000   Mar. 2008      11,375,000       8,771,000
Sunset Creek         Lancaster, CA         5.14          (B)           8.50   Mar. 2000   Mar. 2008       8,275,000       6,381,000
Orchard Mill         Atlanta, GA           6.57          5.00 (J)      7.50   Jul. 2005   Jun. 2017      10,500,000      10,252,000
Countryside North    Memphis, TN           7.50          7.50          7.50   Dec. 2017   Dec. 2034       5,000,000       5,100,000
Ocean Air            Norfolk, VA           7.25          7.25          7.25   Jan. 2016   Nov. 2030      10,000,000      10,000,000
Phoenix              Stockton, CA          7.125         7.125         7.125  Nov. 2016   Oct. 2029       3,250,000       3,250,000
Stone Creek          Watsonville, CA       7.125         7.125         7.125  May 2017    Apr. 2040       8,820,000       8,820,000
Cedarbrook           Hanford, CA           7.125         7.125         7.125  May 2017    May 2040        2,840,000       2,840,000
Marsh Landings       Portsmouth, VA        7.25          7.25          7.25   Jul. 2017   Jul. 2030       6,050,000       6,050,000
College Park         Naples, FL            7.00          7.00          (N)    Jul. 2025   Jul. 2040      10,100,000      10,100,000
Gulfstream           Dania, FL             7.25          7.25          7.25   Apr. 2016   Jul. 2038       3,500,000       3,500,000
Bedford Square       Clovis, CA            7.00          7.00          (O)    Sep. 2017   Aug. 2040       3,850,000       3,850,000

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

Participating First Mortgage Bonds

                                                          Minimum                                                        Carrying
                                          Average        Pay Rate     Stated                                             Amount
                                        Interest Rate   at December  Interest             Maturity                    at December
Property             Location           Paid for 1998*   31, 1998*     Rate*  Call Date     Date       Face Amount   31, 1998 (G)(A)
----                 -----------        --------------  ----------   -------  ----------  ----------   ------------  ---------------

Northpointe Village  Fresno, CA            8.085%        8.125%        (P)    Sep. 2017   Aug. 2040    $ 13,250,000    $ 13,250,000
Falcon Creek         Indianapolis, IN      7.00          7.00          (H)    Sep. 2016   Aug. 2038       6,144,600       6,144,600
Jubilee Courtyards   Florida City, FL      7.00          7.00          (L)    Oct. 2025   Sep. 2040       4,150,000       4,150,000
Silvercrest          Clovis, CA            7.125         7.125         7.125% Oct. 2017   Sep. 2040       2,275,000       2,275,000
Carrington Pointe    Los Banos, CA         6.375         6.375         6.375  Oct. 2017   Sep. 2040       3,375,000       3,375,000
Madalyn Landing      Palm Bay, FL          7.00          7.00          7.00   Dec. 2017   Nov. 2040      14,000,000      14,000,000
Forest Hills         Garner, NC            7.125         7.125         7.125  Jun. 2016   Jun. 2034       5,930,000       5,930,000
Lake Jackson         Lake Jackson, TX      7.00          7.00          7.00   Jan. 2018   Jan. 2041      10,934,000      10,934,000
Mountain Ranch       Austin, TX            7.125         7.125         7.125  Jan. 2018   Jan. 2041       9,128,000       9,128,000
                                                                                                       ------------    ------------
                                                                                                       $471,199,028    $458,662,600
                                                                                                       ============    ============

*The average interest rate paid represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) Aggregate cost for federal income tax purposes is $174,925,192.
(B) The minimum pay rate is the current cash flow of the property.
(C) Includes contingent interest paid during 1998.
(D) Includes receipt of deferred base interest relating to prior periods.
(E) Includes receipt of primary and supplemental contingent interest.
(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.
(G) The FMBs are carried at their estimated fair values at December 31, 1998.
(H) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(I) Includes receipt of primary contingent interest.
(J) Pursuant to a bond modification as of October 1, 1997 which lowered the base interest rate to 7.50% effective October 1, 1997, subject to a minimum pay rate of 5% through June 30, 2000.
(K) Pursuant to a forbearance agreement as of October 1, 1997 which lowered the base interest rate to 7% through June 30, 2000 and 7.50% thereafter.
(L) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(M) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(N) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(O) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(P) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998

Participating First Mortgage Bonds


        Reconciliation of FMBs:

                                                 1998                1997               1996
                                             -------------      -------------      -------------
Balance at beginning of period:              $ 346,300,000      $ 148,123,426      $ 150,274,452
   Acquisitions                                117,596,600        173,557,007                  0
   Realized loss on impairment
      of assets                                          0         (1,843,135)        (4,000,000)
   Net change in fair value of
      participating first mortgage bonds        (5,260,455)        26,436,248          1,822,519
   Accretion of deferred income                     26,455             26,454             26,455
                                             -------------      -------------      -------------
Balance at close of period:                  $ 458,662,600      $ 346,300,000      $ 148,123,426
                                             =============      =============      =============