Form 10-Q
period 1999-03-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1999-05-17
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
         --------------------------------------------------------------
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
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          ---------         ------------
                                                                          March 31,         December 31,
                                                                             1999               1998
                                                                          ---------         ------------
ASSETS
First mortgage bonds-at fair value                                       $459,969,214       $458,662,600
Temporary investments                                                       5,000,000                  0
Cash and cash equivalents                                                   7,492,149         13,093,023
Interest receivable, net                                                    1,443,870          1,512,562
Promissory notes receivable                                                 7,902,901          7,628,920
Deferred costs, net                                                         6,979,156          7,005,965
Goodwill, net                                                               2,934,712          4,671,236
Other assets                                                                   26,692             11,500
                                                                         ------------       ------------

Total assets                                                             $491,748,694       $492,585,806
                                                                         ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable, accrued expenses and
      other liabilities                                                  $  7,407,847       $  8,993,174
   Due to Manager and affiliates                                            1,352,742          1,159,358
   Distributions payable                                                    4,939,437          4,939,068
                                                                         ------------       ------------

Total liabilities                                                          13,700,026         15,091,600
                                                                         ------------       ------------

Minority interest in subsidiary
   (subject to mandatory redemption)                                      150,000,000        150,000,000
                                                                         ------------       ------------

Shareholders' equity:
   Beneficial owner's equity-manager                                          285,995            230,259
   Beneficial owners' equity-other shareholders
      (50,000,000 shares authorized; 20,589,375 issued
      and 20,580,975 outstanding and 20,587,837
      shares issued and 20,579,437 outstanding in
      1999 and 1998, respectively)                                        312,905,841        312,307,115
   Treasury shares of beneficial interest (8,400 shares)                     (103,359)          (103,359)
   Accumulated other comprehensive income                                  14,960,191         15,060,191
                                                                         ------------       ------------

Total shareholders' equity                                                328,048,668        327,494,206
                                                                         ------------       ------------

Total liabilities and shareholders' equity                               $491,748,694       $492,585,806
                                                                         ============       ============


           See accompanying notes to consolidated financial statements
                                        2

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           ------------------------------
                                                                 Three Months Ended
                                                                       March 31,
                                                           ------------------------------
                                                              1999               1998
                                                           ----------         -----------
Revenues:

   Interest income:
      First mortgage bonds                                 $  8,000,020       $  5,890,264
      Temporary investments                                     102,522             41,526
      Promissory notes                                          165,159            145,799
                                                           ------------       ------------

      Total revenues                                          8,267,701          6,077,589
                                                           ------------       ------------

Expenses:

   Interest expense                                               8,368            344,770
   Loan servicing fees                                          287,749            217,974
   General and administrative                                   680,312            220,027
   Amortization                                                 157,529             46,856
   Minority interest in income of subsidiary                  1,128,221                  0
                                                           ------------       ------------

      Total expenses                                          2,262,179            829,627
                                                           ------------       ------------

Net income                                                    6,005,522          5,247,962

Special allocation of net income to the Manager                (487,362)          (376,171)
                                                           ------------       ------------

Net income applicable to shareholders                      $  5,518,160       $  4,871,791
                                                           ============       ============

Net income per share (basic and diluted)                   $        .27       $        .24
                                                           ============       ============

Weighted average shares outstanding (basic and diluted)      20,580,086         20,587,465
                                                           ============       ============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                           Beneficial
                                                                          Beneficial         Owners'          Treasury
                                                                           Owner's           Equity-          Shares of
                                                                           Equity -           Other           Beneficial
                                                                           Manager         Shareholders        Interest
                                                                          ----------       ------------       ----------
Balance at January 1, 1999                                                $ 230,259        $312,307,115       $(103,359)
Comprehensive income:
Net income                                                                  487,362           5,518,160               0

Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during the period
  Add: Reclassification adjustment for losses included in net income
Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial interest                                         0              20,000               0
Distributions                                                              (431,626)         (4,939,434)              0
                                                                          ---------        ------------       ---------


Balance at March 31, 1999                                                  $285,995        $312,905,841       $(103,359)
                                                                          =========        ============       =========


                                                                                                Accumulated
                                                                                                   Other
                                                                              Comprehensive    Comprehensive
                                                                                 Income            Income             Total
                                                                              -------------    -------------          -----
Balance at January 1, 1999                                                                       $15,060,191       $327,494,206
Comprehensive income:
Net income                                                                      $6,005,522                 0          6,005,522
                                                                                ----------
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during the period                           (125,493)
  Add:  Reclassification adjustment for losses
  included in net income                                                            25,493
                                                                                ----------
Other comprehensive loss                                                          (100,000)         (100,000)          (100,000)
                                                                                ----------
Comprehensive income                                                            $5,905,522
                                                                                ==========
Issuance of shares of beneficial interest                                                                  0             20,000
Distributions                                                                                              0         (5,371,060)
                                                                                                 -----------       ------------

Balance at March 31, 1999                                                                        $14,960,191       $328,048,668
                                                                                                 ===========       ============


          See accompanying notes to consolidated financial statements

                                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                                 AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                            -------------------------------
                                                                                  Three Months Ended
                                                                                          March 31,
                                                                            -------------------------------
                                                                                1999               1998
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  6,005,522       $  5,247,962
                                                                             -----------       ------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Loss on repayment of first mortgage bond                                       25,493                  0
   Amortization                                                                  157,529             46,856
   Amortization of goodwill                                                       37,538                  0
   Accretion of excess of acquired net
      assets over cost                                                                 0            (82,853)
   Accretion of deferred income                                                  (16,553)           (16,553)
   Changes in operating assets and liabilities:
      Interest receivable                                                         68,692             25,426
      Other assets                                                               (15,192)             6,366
      Accounts payable, accrued expenses and
         other liabilities                                                       123,598            (49,501)
      Due to Manager and
         affiliates                                                              199,391            (13,935)
                                                                             -----------       ------------
   Total adjustments                                                             580,496            (84,194)
                                                                             -----------       ------------
Net cash provided by operating activities                                      6,586,018          5,163,768
                                                                             -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of first mortgage bond                              5,100,000                  0
   Purchase of first mortgage bond                                            (6,400,000)                 0
   Increase in deferred bond selection costs                                    (165,968)           (35,963)
   Net purchase of temporary investments                                      (5,000,000)        (1,750,000)
   Loans made to property                                                       (307,185)                 0
   Principal payments received from loans made to
      properties                                                                  33,204             45,290
                                                                             -----------       ------------
Net cash used in investing activities                                         (6,739,949)        (1,740,673)
                                                                             -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid                                                         (5,356,698)        (5,065,699)
   Proceeds from note payable                                                          0            954,678
   Repayments of note payable                                                          0           (859,773)
   Increase in deferred costs relating to the
      Private Label Tender Option Program                                        (90,245)              (901)
   Consolidation costs                                                                 0            (14,374)
                                                                             -----------       ------------
Net cash used in financing activities                                         (5,446,943)        (4,986,069)
                                                                             -----------       ------------
                                                                                                      (continued)


           See accompanying notes to consolidated financial statements
                                        5

                                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                                 AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                            -------------------------------
                                                                                  Three Months Ended
                                                                                          March 31,
                                                                            -------------------------------
                                                                                1999               1998
                                                                            ------------       ------------
Net decrease in cash and
   cash equivalents                                                           (5,600,874)        (1,562,974)
Cash and cash equivalents at the
   beginning of the period                                                    13,093,023          2,296,899
                                                                             -----------       ------------
Cash and cash equivalents at the
   end of the period                                                         $ 7,492,149       $    733,925
                                                                             ===========       ============

SUPPLEMENTAL INFORMATION:
   Interest paid                                                             $     8,368       $    348,308
                                                                             ===========       ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of beneficial
   interest for trustee fees                                                 $    20,000       $          0
                                                                             ===========       ============

Adjustment to goodwill due to the Discounted Cash Settlement:

   Decrease in goodwill                                                      $ 1,698,986       $          0
   Decrease in accounts payable, accrued
      expenses and other liabilities                                          (1,698,986)                 0
                                                                             -----------       ------------
                                                                             $         0       $          0
                                                                             ===========       ============
Components of basis for loss on repayment of first mortgage bond:
   Decrease in first mortgage bonds                                          $ 5,000,000       $          0
   Decrease in deferred costs, net                                               125,493                  0
                                                                             -----------       ------------
                                                                             $ 5,125,493       $          0
                                                                             ===========       ============

Distributions                                                                $(5,371,060)      $ (5,062,080)
Increase (decrease) in special distribution payable
   to the Manager                                                                 13,993             (3,619)
Increase in distributions payable to shareholders                                    369                  0
                                                                             -----------       ------------

Distributions paid                                                           $(5,356,698)      $ (5,065,699)
                                                                             ===========       ============


           See accompanying notes to consolidated financial statements
                                        6

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE 1 - General


Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of March 31, 1999 the Company owned a portfolio of 49 FMBs.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to their Partnership in the Consolidation. As of March 31, 1999, there were 20,580,986 Shares outstanding.

The Company is governed by a board of trustees comprised of two independent managing trustees and three managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. Each independent trustee is entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. As of March 31, 1999, 955 Shares, having an aggregate value of $12,500, were issued to each independent trustee relating to their services for 1998 and for the quarter ended December 31, 1997.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares were based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999 (the "Order"), Class Counsel was entitled to receive 608,955 shares of beneficial interest in the Company. On April 15, 1999, the Company successfully negotiated a discounted cash settlement (the "Discounted Cash Settlement") of $6,089,550 with Class Counsel in lieu of the issuance of shares. On April 26, 1999, the Discounted Cash Settlement was approved by the Board of Trustees and it was paid on May 3, 1999.

As of October 1, 1998, the Company recorded an accrual of $7,788,536 as its liability to issue Counsel Fee Shares under the Order and adjusted the goodwill recorded in the Consolidation accordingly. The Discounted Cash Settlement results in a decrease of $1,698,986 in this liability and in goodwill at March 31, 1999.

On October 9, 1998, the Board of Trustees authorized the implementation of a Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Shares. The repurchases will be made in the open market and the timing will be dependant on the availability of Shares and other market conditions. As of March 31, 1999, the Company has acquired 8,400 of its Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Shares are accounted for as treasury shares of beneficial interest.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary business trust. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 - Participating First Mortgage Bonds ("FMBs")

The Company accounts for its investments in the FMBs as "available for sale" debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income.

Because the FMBs are not readily marketable, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Manager. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

As of March 31, 1999, the Company owned 49 FMBs which are secured by mortgages on apartment complexes in fifteen states across the continental United States. The face amount of the FMBs ranges from $2,275,000 to $19,450,000 with carrying amounts from $2,275,000 to $20,189,000. The FMBs have maturity dates from December 2003 to January 2041; however, ten FMBs are callable as of March 31, 1999 and the remainder are callable from May 1999 to October 2025. The stated interest rates range from 4.87% to 8.5%. The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the three months ended March 31, 1999 and 1998 were 6.95% and 6.76%, respectively, based on weighted average face amounts of approximately $115,113,000 and $87,190,000, respectively.

At March 31, 1999, 41 FMBs with an aggregate principal amount of approximately $403,357,000 have been transferred to affiliated trusts in connection with the Company's Private Label Tender Option Program (see Note 4).

The original obligors and owners of the Underlying Properties of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these 10 FMBs at March 31, 1999 and December 31, 1998 was approximately $105,402,000 and the income earned from them for the three months ended March 31, 1999 and 1998 was approximately $1,799,000 and $1,615,000, respectively.

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of March 31, 1999.

Certain of the Company's FMBs have been previously modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers.

In addition to the stated base rates of interest, certain of the FMBs provide for "contingent interest". During the three months ended March 31, 1999 and 1998, three and one FMBs paid contingent interest amounting to approximately $103,000 and $83,000, respectively.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $724,000 and $898,000 for the three months ended March 31, 1999 and 1998, respectively.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of March 31, 1999, the face amount of such advances was $13,110,967, and their carrying value was $7,902,901, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000.

On January 4, 1999, the obligor of the Countryside North FMB (the "Countryside North Obligor") completed a refinancing with an unaffiliated third party. The Countryside North Obligor then fully repaid its outstanding debt due to the Company totaling $5,135,417 including the FMB in the amount of $5,000,000, a $100,000 prepayment penalty and accrued interest due through the repayment date of $35,417 resulting in a loss on the repayment (including the prepayment penalty and the write off of bond selection fees and expenses), in the amount of $25,493 which is included in general and administrative expenses. The interest income on the Countryside North FMB recognized for the three months ended March 31, 1999, through the date of sale, was $4,167.

During the period January 1, 1999 through March 31, 1999 the Company acquired one FMB for a purchase price of $6,400,000, not including bond selection fees and expenses of approximately $128,000. Further information regarding the FMB is as follows:

                                                                                Stated        No. of
Project                   Closing           Call Date/           Face          Interest       Rental
 Name                       Date         Maturity Date       Amount of FMB       Rate         Units
-------                   -------        -------------       -------------     --------       ------
Hamilton Garden                              4/1/15
   Hamilton, NJ            3/26/99           3/1/35           $6,400,000          (a)           174

(a) The interest rates for Hamilton Garden are 7.625% during the construction period and 7.125% thereafter.

The cost basis of the Company's portfolio of 49 FMBs at March 31, 1999 and December 31, 1998 was $445,009,023 and $443,602,409, respectively. The net unrealized gain on FMBs at March 31, 1999 consisted of gross unrealized gains and losses of $22,156,064 and $7,195,873, respectively. The net unrealized gain on FMBs at December 31, 1998 consisted of gross unrealized gains and losses of $22,256,064 and $7,195,873, respectively.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:

                                                                  March 31,          December 31,
                                                                    1999                 1998
                                                                  ---------          ------------
Deferred bond selection costs                                    $ 6,387,574         $ 6,355,252
Deferred costs relating to the Private Label Tender
  Option Program                                                   3,145,240           3,054,995
                                                                  ----------          ----------
                                                                   9,532,814           9,410,247

Less:  Accumulated amortization                                   (2,553,658)         (2,404,282)
                                                                  ----------          ----------

                                                                 $ 6,979,156         $ 7,005,965
                                                                  ==========          ==========


NOTE 4 - Minority Interest In Subsidiary

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. During 1999 and 1998, the Company contributed 41 issues of FMBs in the aggregate principal amount of approximately $403,357,000 to a Delaware business trust (the "Origination Trust"), a wholly-owned subsidiary of the Company, which then contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to another Delaware business trust (the "Owner Trust"). The Owner Trust issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $150,000,000 at March 31, 1999 (increased to $157,000,000 on April 22, 1999), which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust, whose sole owner is the Company. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $170,252,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 3.9% for the period January 1, 1999 through March 31, 1999.

NOTE 5 - Related Party Transactions

Pursuant to the Management Agreement, the Manager receives (i) bond selection fees equal to 2% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company; (ii) special distributions equal to .375% of the total invested assets of the Company; (iii) loan servicing fees equal to .25% of the outstanding principal amount of FMBs; (iv) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Manager and its affiliates on behalf of the Company. In addition, the Manager receives bond placement fees from the borrower in an amount equal to 1% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company, and affiliates of the Manager are part of a joint venture which has a development services agreement with the obligors of three FMBs.

The costs, expenses and the special distribution incurred to the Manager and its affiliates for the three months ended March 31, 1999 and 1998 were as follows:

                                            Three Months Ended
                                                   March 31,
                                       -----------------------------
                                          1999               1998
                                       ----------          ---------
Bond selection fees                     $ 128,000          $       0
Expense reimbursement                      60,466             48,734
Loan servicing fees                       287,749            217,974
Special distribution                      431,623            326,961
                                        ---------          ---------
                                        $ 907,838          $ 593,669
                                        =========          =========


General
The obligors of the Suntree, Players Club, River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson, Mountain Ranch and Hamilton Garden FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest.

As of March 31, 1999, the original owners of the Underlying Properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB.

NOTE 6 - Earnings Per Share

Basic net income per Share in the amount of $.27 and $.24 for the three months ended March 31, 1999 and 1998, respectively, equals net income for the periods ($6,005,522 and $5,247,962, respectively), less the special allocations to the Manager ($487,362 and $376,171, respectively), divided by the weighted average number of Shares outstanding for the periods (20,580,086 and 20,587,465, respectively).

As the Company has only one type of equity security and no contingently-issuable Shares outstanding at March 31, 1999, diluted net income per share is the same as basic net income per share.

NOTE 7 - Subsequent Events

On May 3, 1999, the Company securitized the Forest Hills, Lake Jackson and Mountain Ranch FMBs through the Merrill Lynch P-FLOATS program. Through this program, the Company sold these FMBs to Merrill Lynch. Merrill Lynch, in turn, deposited the FMBs into a trust, created to hold these assets. Subsequently, these FMBs were credit enhanced by Merrill Lynch. Two types of securities, P-FLOATS and RITES, are created for each asset deposited into the trust. The P-FLOATS are short-term floating rate interests in the trust which have priority on the cash flows of the FMBs and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATS are sold to qualified third party investors. The Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs and retains or purchases the residual interests in the trust, the RITES. The RITES are the subordinate security and receive the residual interest after the payment of all fees and the P-FLOATS interest. These three FMBs, which had an aggregate face amount and carrying value of $25,992,000 (not including the carrying value of bond selection fees and expenses of approximately $510,000) at March 31, 1999, were sold to Merrill Lynch for $25,992,000. The Company then paid approximately $23,000 for the RITES interest relating to the Forest Hills FMB which has a face value of $5,000, and will purchase the RITES interests relating to the other two FMBs shortly. For financial reporting purposes, this securitization transaction will be recorded as a sale of the FMBs, with gain or loss recognized based on the proceeds received and the fair value of the RITES interests, with the carrying value of the FMBs sold allocated between the sold and retained interests based on their relative fair values.

During the period April 1, 1999 through May 14, 1999 the Company acquired four FMBs for a purchase price of $32,015,000, not including bond selection fees and expenses of approximately $640,000. One of the FMBs is a taxable FMB acquired in connection with a tax-exempt FMB, both of which are secured by the same Underlying Property. The obligors of the FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. Further information regarding the FMBs are as follows:

                                                       Face             Face
                                                      Amount           Amount
                                                      of Tax-            of             Stated        No. of
 Project            Closing         Call Date/        Exempt           Taxable         Interest       Rental
  Name                Date       Maturity Date          FMB               FMB            Rate         Units
-------             --------     -------------        --------         --------        ---------      -----
Del Monte
  Pines             5/6/99            5/1/17      $11,000,000         $        0        6.800%         366
  Fresno, CA                          5/1/36

Greenbriar          5/6/99            5/1/17        9,585,000          2,015,000        (a)            199
  Concord, CA                         5/1/36

Sycamore
  Woods             5/6/99            5/1/17        9,415,000                  0        6.875%         186
  Antioch, CA                         5/1/36

(a) The interest rates for Greenbriar are 6.875% and 9.000% with respect to the tax-exempt FMB and the taxable FMB, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the Underlying Properties. As of March 31, 1999, the Company owned 49 FMBs and had net assets of approximately $328,049,000.

The Company was formed by the consolidation (the "Consolidation"), on October 1, 1997, of Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III"), three publicly registered limited partnerships (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related").

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

The Company is positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $7.8 billion. In addition, since 1987 Related has been one of the nation's leading providers of equity to developers of multifamily housing which benefit from tax credits. The Manager's affiliation with Related has allowed it to become one of the dominant lenders to developers and owners of affordable housing financed with tax-exempt bonds.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage-backed securities. Rather, the Company utilizes low levels of leverage and generally originates and acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company did not experience the ill effects associated with the volatile interest rate environment during 1998.

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

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. During 1999 and 1998, the Company contributed 41 issues of FMBs in the aggregate principal amount of approximately $403,357,000 to a Delaware business trust (the "Origination Trust"), a wholly-owned subsidiary of the Company, which then contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to another Delaware business trust (the "Owner Trust"). The Owner Trust issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $150,000,000 at March 31, 1999 (increased to $157,000,000 on April 22, 1999), which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust, whose sole owner is the Company. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $170,252,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 3.9% for the period January 1, 1999 through March 31, 1999.

During 1998, an interim credit facility with Goldman Sachs & Company (the "Interim Credit Facility") was available to the Company at prevailing rates of interest for such accounts (5.98% at December 14, 1998). At March 31, 1999 there were no borrowings outstanding. The Company is currently negotiating the renewal or replacement of this facility with Goldman Sachs & Company and various other lenders and, prior to the end of 1999, the Company expects to raise funds through a private placement of preferred equity; however, there can be no assurance at this time that these initiatives will be successful. If the Company is unable to access additional capital through the foregoing initiatives, the Company's ability to grow will be restricted.

On January 4, 1999, the obligor of the Countryside North FMB (the "Countryside North Obligor") completed a refinancing with an unaffiliated third party. The Countryside North Obligor then fully repaid its outstanding debt due to the Company totaling $5,135,417 including the FMB in the amount of $5,000,000, a $100,000 prepayment penalty and accrued interest due through the repayment date of $35,417 resulting in a loss on the repayment (including the prepayment penalty and the write off of bond selection fees and expenses), in the amount of $25,493 which is included in general and administrative expenses. The interest income on the Countryside North FMB recognized for the three months ended March 31, 1999, through the date of sale, was $4,167.

During the period January 1, 1999 through May 14, 1999 the Company acquired five FMBs for an aggregate purchase price of approximately $38,415,000, not including bond selection fees and expenses of approximately $768,000.
The purchases were financed by the TOP.

During the three months ended March 31, 1999, cash and cash equivalents of the Company and its consolidated subsidiary decreased approximately $5,601,000. This decrease was primarily due to the purchase of an FMB ($6,400,000), the net purchase of temporary investments ($5,000,000), an increase in deferred bond selection costs ($166,000), loans made to property ($307,000) and distributions paid ($5,357,000) which exceeded cash provided by operating activities ($6,586,000) and proceeds from repayment of an FMB ($5,100,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a loss on repayment of an FMB ($25,000) and net amortization ($179,000).

The Company's growth will be financed by the TOP or similar programs, funds generated from operations in excess of distributions and by placements of equity. The Company has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however, interest payments from FMBs are anticipated to provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions in future years.

As part of the settlement of class action litigation relating to the Partnerships, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares were based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999 (the "Order"), Class Counsel was entitled to receive 608,955 shares of beneficial interest in the Company. On April 15, 1999, the Company successfully negotiated a discounted cash settlement (the "Discounted Cash Settlement") of $6,089,550 with Class Counsel in lieu of the issuance of shares. On April 26, 1999, the Discounted Cash Settlement was approved by the Board of Trustees and it was paid on May 3, 1999.

On May 3, 1999, the Company securitized the Forest Hills, Lake Jackson and Mountain Ranch FMBs through the Merrill Lynch P-FLOATS program. Through this program, the Company sold these FMBs to Merrill Lynch. Merrill Lynch, in turn, deposited the FMBs into a trust, created to hold these assets. Subsequently, these FMBs were credit enhanced by Merrill Lynch. Two types of securities, P-FLOATS and RITES, are created for each asset deposited into the trust. The P-FLOATS are short-term floating rate interests in the trust which have priority on the cash flows of the FMBs and bear interest at rates that are reset weekly by the remarketing agent, Merrill Lynch. The P-FLOATS are sold to qualified third party investors. The Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs and retains or purchases the residual interests in the trust, the RITES. The RITES are the subordinate security and receive the residual interest after the payment of all fees and the P-FLOATS interest. These three FMBs, which had an aggregate face amount and carrying value of $25,992,000 (not including the carrying value of bond selection fees and expenses of approximately $510,000) at March 31, 1999, were sold to Merrill Lynch for $25,992,000. The Company then paid approximately $23,000 for the RITES interest relating to the Forest Hills FMB which has a face value of $5,000, and will purchase the RITES interests relating to the other two FMBs shortly.

In May 1999, a distribution of $4,939,437 ($.24 per share), which was declared in March 1999, was paid to the shareholders from cash flow from operations for the quarter ended March 31, 1999.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
For the three months ended March 31, 1999 as compared to 1998, total revenues, total expenses and net income increased due to the acquisition of 18 FMBs during 1999 and 1998 and the repayment of one FMB during 1999. The Company's results of operations for the three months ended March 31, 1999 and 1998 consisted primarily of the results of the Company's investment in 49 and 32 FMBs, respectively.

Interest income from FMBs increased approximately $2,110,000 for the three months ended March 31, 1999 as compared to 1998. An increase of $2,119,000 was due to the acquisition of 18 FMBs during 1999 and 1998 (the "1999 and 1998 Acquisitions"), a decrease of $90,000 was due to the repayment of one FMB during 1999 (the "1999 Repayment") and a decrease of $120,000 was due to the amortization of goodwill in 1999 and the accretion of excess of acquired net assets over cost in 1998, both relating to the Consolidation (see Note 1 to the consolidated financial statements). Excluding the above increase and decreases, interest income from FMBs increased approximately $201,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to an increase in interest income from the Cypress Run FMB.

Interest income from temporary investments increased approximately $61,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to higher invested cash balances in 1999.

Interest income from promissory notes increased approximately $19,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to loans made to the obligors of the Lakepoint, Shannon Lake and Bristol Village FMBs since March 31, 1998.

Interest expense decreased approximately $336,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to the repayment of the Interim Credit Facility in December 1998.

Loan servicing fees increased approximately $70,000 for the three months ended March 31, 1999 as compared to 1998 due to an increase of $73,000 and a decrease of $3,000 relating to the 1999 and 1998 Acquisitions and the 1999 Repayment, respectively.

General and administrative expenses increased approximately $460,000 for the three months ended March 31, 1999 as compared to 1998. This increase was primarily due to current fees relating to the TOP, an increase in audit/tax fees and expense reimbursements to the Manager and its affiliates due to the 1999 and 1998 Acquisitions and a loss on the repayment of the Countryside North FMB in 1999.

Amortization increased approximately $111,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to amortization of deferred bond selection costs relating to the 1999 and 1998 Acquisitions and amortization of deferred costs relating to the TOP.

Minority interest in income of subsidiary in the amount of approximately $1,128,000 was recorded in 1999, relating to the TOP.

General
The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan docu-ments, including foreclosure, is based upon several factors including, but not limited to, Underlying Property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $724,000 and $898,000 was not recognized for the three months ended March 31, 1999 and 1998, respectively.

Cash Available for Distribution
The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from variations between generally accepted accounting principles ("GAAP") and cash received. One difference between CAD and GAAP is the amortization of loan origination costs, the costs of the TOP and other intangible assets. These amounts have been excluded from CAD due to their noncash nature. Another difference is the noncash gain or loss associated with bond impairments, repayments and sales for GAAP purposes, which are not included in the calculation of CAD. During the three months ended March 31, 1999, there was a loss on the repayment of one FMB which is included in general and administrative expenses. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the three months ended March 31, 1999 and 1998 is summarized in the following table:

                                                                Three Months Ended
                                                                      March 31,
                                                          -----------------------------
                                                             1999               1998
                                                          ----------         ----------
Sources of Cash
Interest income:
First mortgage bonds                                      $8,000,020         $5,890,264
Temporary investments                                        102,522             41,526
Promissory notes                                             165,159            145,799
Less:  Accretion included in income                          (16,553)           (99,406)
                                                          ----------         ----------

Total sources of cash                                      8,251,148          5,978,183
                                                          ----------         ----------

Uses of Cash
Total expenses and minority interest                       2,262,179            829,627
Less:  Amortization included in expenses                    (195,066)           (46,856)
Loss on repayment of the Countryside North FMB               (25,493)                 0
                                                          ----------         ----------

Total uses of cash                                         2,041,620            782,771
                                                          ----------         ----------

Cash available for distribution                            6,209,528          5,195,412

Less:  distribution to the Manager                          (431,626)          (326,963)
                                                          ----------         ----------

Cash available for distribution to
   shareholders                                           $5,777,902         $4,868,449
                                                          ==========         ==========

Distribution to shareholders                              $4,939,434         $4,735,117
                                                          ==========         ==========

Payout ratio                                                    85.5%              97.3%
                                                          ==========         ==========

Cash flows from:
   Operating activities                                  $ 6,586,018        $ 5,163,768
                                                         ===========         ==========

   Investing activities                                  $(6,739,949)       $(1,740,673)
                                                         ===========         ==========

   Financing activities                                  $(5,446,943)       $(4,986,069)
                                                         ===========         ==========

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

Year 2000 Compliance
The Company utilizes the computer services of an affiliate of the Manager. The affiliate of the Manager has upgraded its computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Manager recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations which experienced problems during the testing process were corrected with an upgrade patch. The costs incurred by the Manager are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

With regard to third parties, the Company's Manager is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Company has received assurances from a majority of the third parties with which it interacts that these third parties have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Company has not received assurances from third parties, it is initiating further mail and/or phone inquiries. The Company relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program vary based on market interest rates, primarily BMA, and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under the TOP program, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $150,000,000 outstanding under the TOP program at March 31, 1999, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $750,000; a 1.0% increase in BMA would decrease annual net income by approximately $1,500,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest without corresponding decreases in interest received on the FMBs. For example, based on the $150,000,000 outstanding under the TOP program at March 31, 1999, the Company estimates that a 0.5% decline in BMA rates would increase the Company's annual net income by approximately $750,000, and a 1.0% decline in BMA would increase net income by approximately $1,500,000. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of FMBs. The Company estimates the fair value for each bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the company's FMBs will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs from its March 31, 1999 value of $459,969,214 to approximately $417,353,000. A 1% decline in interest rates would increase the value of the March 31, 1999 portfolio to approximately $513,446,000. Changes in the estimated fair value of the FMBs do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -

         The Company is not a party to any material pending legal proceedings.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10(aaaar)     First Mortgage Bond, dated as of March 26, 1999,
                             with respect to the Hamilton Garden Apartments
                             Project in the principal amount of $6,400,000
                             (filed herewith)

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  May 14, 1999               By:   /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President
                                        and Chief Operating Officer




Date:  May 14, 1999               By:   /s/ John B. Roche
                                        -----------------
                                        John B. Roche
                                        Chief Financial Officer
                                        and Chief Accounting Officer