Form 10-Q
period 1999-06-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1999-08-16
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             =============       =============
                                                               June 30,          December 31,
                                                                 1999                1998
                                                             -------------       -------------
ASSETS
First mortgage bonds-at fair value                           $ 496,090,828       $ 458,662,600
Other bond related investments-at fair value                       560,000                   0
Temporary investments                                           51,581,000                   0
Cash and cash equivalents                                       62,583,866          13,093,023
Cash and cash equivalents-restricted                               614,320                   0
Interest receivable, net                                         1,790,567           1,512,562
Promissory notes receivable                                      7,846,654           7,628,920
Deferred costs, net                                             11,463,540           7,005,965
Goodwill, net                                                    2,848,647           4,671,236
Other assets                                                       598,593              11,500
                                                             -------------       -------------
Total assets                                                 $ 635,978,015       $ 492,585,806
                                                             =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Secured borrowings                                           $52,807,000       $           0
  Accounts payable, accrued expenses and
    other liabilities                                            1,469,011           8,993,174
  Due to Manager and affiliates                                  1,143,894           1,159,358
  Distributions payable                                          5,042,342           4,939,068
                                                             -------------       -------------
Total liabilities                                               60,462,247          15,091,600
                                                             -------------       -------------

Minority interest in subsidiary
  (subject to mandatory redemption)                            157,000,000         150,000,000
                                                             -------------       -------------
Preferred shares of subsidiary (subject to mandatory
  repurchase)                                                   90,000,000                   0
                                                             -------------       -------------

Shareholders' equity:
  Beneficial owner's equity-manager                                340,889             230,259
  Beneficial owners' equity-other shareholders
    (50,000,000 shares authorized; 20,589,375 issued
    and 20,580,975 outstanding and 20,587,837
    shares issued and 20,579,437 outstanding in
    1999 and 1998, respectively)                               313,298,225         312,307,115
  Treasury shares of beneficial interest (8,400 shares)           (103,359)           (103,359)
  Accumulated other comprehensive income                        14,980,013          15,060,191
                                                             -------------       -------------
Total shareholders' equity                                     328,515,768         327,494,206
                                                             -------------       -------------

Total liabilities and shareholders' equity                   $ 635,978,015       $ 492,585,806
                                                             =============       =============

          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                         ===============================       ===============================
                                                Three Months Ended                     Six Months Ended
                                                     June 30,                              June 30,
                                         -------------------------------       -------------------------------
                                             1999               1998               1999               1998
                                         -------------------------------       -------------------------------
Revenues:

  Interest income:
    First mortgage bonds                 $  8,586,652       $  6,561,808       $ 16,586,672       $ 12,452,072
    Other bond related
      investments                              22,378                  0             22,378                  0
    Temporary investments                     155,475             62,868            257,997            104,394
    Promissory notes                          166,654            144,631            331,813            290,430
                                         ------------       ------------       ------------       ------------
    Total revenues                          8,931,159          6,769,307         17,198,860         12,846,896
                                         ------------       ------------       ------------       ------------

Expenses:

  Interest expense                            365,110            328,875            373,478            673,645
  Loan servicing fees                         307,107            233,604            594,856            451,578
  General and administrative                  691,326            347,854          1,371,638            567,881
  Amortization                                172,525             74,134            330,054            120,990
                                         ------------       ------------       ------------       ------------
    Total expenses                          1,536,068            984,467          2,670,026          1,814,094
                                         ------------       ------------       ------------       ------------

Income before minority interests            7,395,091          5,784,840         14,528,834         11,032,802

  Distribution on preferred shares
    of subsidiary                             (33,125)                 0            (33,125)                 0
  Minority interest in income of
    subsidiary                             (1,409,729)          (256,757)        (2,537,950)          (256,757)
                                         ------------       ------------       ------------       ------------
Net income                                  5,952,237          5,528,083         11,957,759         10,776,045

Special allocation of net income to
  the Manager                                (517,514)          (402,183)        (1,004,876)          (778,354)
                                         ------------       ------------       ------------       ------------

Net income applicable to
  shareholders                           $  5,434,723       $  5,125,900       $ 10,952,883       $  9,997,691
                                         ============       ============       ============       ============

Net income per share (basic and
  diluted)                               $        .26       $        .25       $        .53       $        .49
                                         ============       ============       ============       ============

Weighted average shares
  outstanding (basic and
  diluted)                                 20,580,975         20,587,575         20,580,533         20,587,520
                                         ============       ============       ============       ============

          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Beneficial
                                                    Beneficial        Owners'          Treasury
                                                     Owner's          Equity-         Shares of
                                                     Equity -          Other          Beneficial
                                                     Manager        Shareholders       Interest
                                                   -----------      ------------       ---------
Balance at January 1, 1999                         $   230,259      $312,307,115       $(103,359)
Comprehensive income:
Net income                                           1,004,876        10,952,883               0

Other comprehensive loss:
  Net unrealized loss on first mortgage bonds
    and bond related investments:
  Net unrealized holding loss arising
    during the period
  Add: Reclassification adjustment for losses
    included in net income
Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial interest                    0            20,000               0

Distributions                                         (894,246)       (9,981,773)              0
                                                   -----------      ------------       ---------

Balance at June 30, 1999                           $   340,889      $313,298,225       $(103,359)
                                                   ===========      ============       =========

                                                                     Accumulated
                                                                         Other
                                                   Comprehensive     Comprehensive
                                                       Income            Income               Total
                                                     -----------      ------------        ------------
Balance at January 1, 1999                                            $15,060,191         $327,494,206
Comprehensive income:
Net income                                           $11,957,759                 0          11,957,759
                                                     -----------
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds
    and bond related investments:
  Net unrealized holding loss arising
    during the period                                   (105,671)
  Add: Reclassification adjustment for losses
    included in net income                                25,493
                                                     -----------
Other comprehensive loss                                 (80,178)          (80,178)            (80,178)
                                                     -----------
Comprehensive income                                 $11,877,581
                                                     ===========
Issuance of shares of beneficial interest                                        0              20,000

Distributions                                                                    0         (10,876,019)
                                                                      ------------        ------------

Balance at June 30, 1999                                              $ 14,980,013        $328,515,768
                                                                      ============        ============

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        ===============================
                                                              Six Months Ended
                                                                   June 30,
                                                        -------------------------------
                                                            1999               1998
                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 11,957,759       $ 10,776,045
                                                        ------------       ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Loss on repayment of first mortgage bond                    25,493                  0
  Amortization                                               330,054            120,990
  Amortization of goodwill                                   123,603                  0
  Accretion of excess of acquired net
    assets over cost                                               0           (165,706)
  Accretion of deferred income                               (33,106)           (33,106)
  Distribution on preferred shares of subsidiary              33,125                  0
  Changes in operating assets and liabilities:
    Interest receivable                                     (278,005)          (139,176)
    Other assets                                            (335,593)           (33,845)
    Accounts payable, accrued expenses and
      other liabilities                                   (5,838,424)           276,696
    Due to Manager and
      affiliates                                             (17,192)           243,908
                                                        ------------       ------------
  Total adjustments                                       (5,990,045)           269,761
                                                        ------------       ------------
Net cash provided by operating activities                  5,967,714         11,045,806
                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from repayment of first mortgage bond           5,100,000                  0
  Purchase of first mortgage bonds                       (42,515,000)       (30,960,000)
  Purchase of other bond related investments                (540,178)                 0
  Increase in deferred bond selection costs               (1,201,186)          (644,787)
  Net purchase of temporary investments                  (51,581,000)        (4,750,000)
  Increase in cash and cash equivalents-restricted          (614,320)                 0
  Increase in other assets                                  (251,500)                 0
  Loans made to property                                    (307,185)          (529,972)
  Principal payments received from loans made to
    properties                                                89,451             96,250
                                                        ------------       ------------
Net cash used in investing activities                    (91,820,918)       (36,788,509)
                                                        ------------       ------------
                                                                            (continued)

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            =================================
                                                                    Six Months Ended
                                                                         June 30,
                                                            ---------------------------------
                                                                  1999                1998
                                                            -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to Manager and shareholders              (10,751,017)        (10,127,780)
  Proceeds from note payable                                            0          33,423,898
  Repayments of note payable                                            0         (54,869,238)
  Proceeds from secured borrowings                             52,807,000                   0
  Increase in minority interest                                 7,000,000          58,000,000
  Increase in deferred costs relating to the
    Private Label Tender Option Program                          (311,936)         (1,569,930)
  Issuance of preferred stock of subsidiary                    90,000,000                   0
  Deferred costs relating to the issuance of preferred
    stock of subsidiary                                        (3,400,000)                  0
  Consolidation costs                                                   0             (14,628)
                                                            -------------       -------------
Net cash provided by financing activities                     135,344,047          24,842,322
                                                            -------------       -------------

Net increase (decrease) in cash and
  cash equivalents                                             49,490,843            (900,381)
Cash and cash equivalents at the
  beginning of the period                                      13,093,023           2,296,899
                                                            -------------       -------------
Cash and cash equivalents at the
  end of the period                                         $  62,583,866       $   1,396,518
                                                            =============       =============

SUPPLEMENTAL INFORMATION:
  Interest paid                                             $     147,596       $     673,958
                                                            =============       =============
                                                                                 (continued)

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   ===============================
                                                                           Six Months Ended
                                                                               June 30,
                                                                   -------------------------------
                                                                       1999               1998
                                                                   ------------       ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of beneficial
  interest for trustee fees                                        $     20,000       $      5,000
                                                                   ============       ============

Adjustment to goodwill due to the Discounted Cash Settlement:

  Decrease in goodwill                                             $  1,698,986       $          0
  Decrease in accounts payable, accrued
    expenses and other liabilities                                   (1,698,986)                 0
                                                                   ------------       ------------
                                                                   $          0       $          0
                                                                   ============       ============

Distributions                                                      $(10,876,019)      $(10,147,691)
Increase in special distribution payable
  to the Manager                                                         21,728             19,826
Increase in distributions payable to shareholders                       103,274                 85
                                                                   ------------       ------------

Distributions paid                                                 $(10,751,017)      $(10,127,780)
                                                                   ============       ============

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 1 - General

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of June 30, 1999 the Company owned a portfolio of 56 FMBs.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"). Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to their Partnership.

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

The Company had previously recorded an accrual of $7,788,536 as its liability to issue Counsel Fee Shares under the Order and adjusted the goodwill recorded in the Consolidation accordingly. The Discounted Cash Settlement results in a decrease of $1,698,986 in this liability and in goodwill in 1999.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

The consolidated financial statements at June 30, 1999 include the accounts of the Company and three business trusts created to hold certain assets: Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I (see Notes 6 and 7). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs")

As of June 30, 1999, the Company and its consolidated subsidiaries owned 56 FMBs (28 participating FMBs and 28 non-participating FMBs). One of the FMBs is a taxable FMB acquired in connection with the purchase of a tax-exempt FMB, both of which are secured by the same Underlying Property. The following table provides certain information with respect to each of the FMBs.

                                                               Stated                                                   Fair Value
                                                   Closing    Interest                                Face Amount         at June
Property                         Location           Date        Rate      Call Date    Maturity Date    of FMB          30, 1999 (A)
--------                         --------          ------       ----      ---------    -------------  -----------       -----------

Tax-Exempt First Mortgage Bonds

Owned by the Company (not including its consolidated subsidiaries)

Casa Ramon                   Orange County, CA     6/8/99       7.50      Oct. 2015      Sep. 2035    $    50,000(Q)    $    50,000
Del Monte Pines (R)          Fresno, CA            5/6/99       6.8%      May 2017       May 2036      11,000,000        11,000,000
Greenbriar                   Concord, CA           5/6/99       6.875     May 2017       May 2036       9,585,000         9,585,000
Highpointe Club (K)(N)       Harrisburg, PA        7/29/86      8.50      June 1998      June 2006      8,900,000         5,888,000
Lake Park                    Turlock, CA           6/8/99       7.25      Oct. 2015      Sep. 2035         50,000(P)         50,000
Lewis Place                  Gainsville, FL        6/22/99      (I)       June 2016      June 2041      4,000,000         4,000,000
Sycamore Woods (R)           Antioch, CA           5/6/99       6.875     May 2017       May 2036       9,415,000         9,415,000
                                                                                                      -----------       -----------
                                                                                                       43,000,000        39,988,000
                                                                                                      -----------       -----------

Owned by Charter Mac Equity Issuer Trust (H)

Forest Hills (R)             Garner, NC             12/15/98    7.125     June 2016      June 2034      5,930,000         5,930,000
Hamilton Gardens (R)         Hamilton, NJ           3/26/99     7.625     Apr. 2015      Mar. 2035      6,400,000         6,400,000
Lake Jackson (R)             Lake Jackson, TX       12/22/98    7.00      Jan. 2018      Jan. 2041     10,934,000        10,934,000
Mountain Ranch (R)           Austin, TX             12/23/98    7.125     Jan. 2018      Jan. 2041      9,128,000         9,128,000
Players Club (M)(K)          Ft. Myers, FL          8/14/87     8.00      Aug. 1999      Aug. 2007      9,700,000         8,704,000
Sunset Creek (M)(K)(N)       Lancaster, CA          3/25/88     8.50      Mar. 2000      Mar. 2008      8,275,000         6,381,000
Sunset Village (M)(K)(N)     Lancaster, CA          3/25/88     8.50      Mar. 2000      Mar. 2008     11,375,000         8,771,000
Suntree (M)(K)               Ft. Myers, FL          7/31/87     8.00      Jul. 1999      Jul. 2007      7,500,000         7,586,000
                                                                                                      -----------       -----------
                                                                                                       69,242,000        63,834,000
                                                                                                      -----------       -----------

                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

                                                               Stated                                                   Fair Value
                                                   Closing    Interest                                Face Amount         at June
Property                         Location           Date        Rate      Call Date    Maturity Date    of FMB          30, 1999 (A)
--------                         --------          ------       ----      ---------    -------------  -----------       -----------

Owned by Charter Mac Origination Trust I (H)(L)

Bay Club (K)                 Mt. Pleasant, SC       9/11/86     8.25      Sep. 2000      Sep. 2006      6,400,000         7,416,228
Cedar Creek (K)(N)           McKinney, TX           12/29/86    8.50      Dec. 1998      Dec. 2006      8,100,000         9,653,000
Clarendon Hills (K)          Hayward, CA            12/08/86    5.52      Dec. 2003      Dec. 2003     17,600,000        13,880,000
Cypress Run (K)(N)           Tampa, FL              8/14/86     8.50      Aug. 1998      Aug. 2006     15,402,428        13,067,000
East Ridge (K)               Mt. Pleasant, SC       5/20/86     8.25      Mar. 2000      May 2010       8,700,000        10,063,000
Greenway Manor (K)(N)        St. Louis, MO          10/09/86    8.50      Oct. 1998      Sept. 2006    12,850,000        15,313,000
The Lakes (K)                Kansas City, MO        12/30/86    4.87      Dec. 2006      Dec. 2006     13,650,000        10,024,000
Loveridge (K)(N)             Contra Costa, CA       11/13/86    8.00      Nov. 1998      Nov. 2006      8,550,000         6,593,000
The Mansion                  Independence, MO       5/13/86     7.25      Jan. 2011      April 2025    19,450,000        20,084,000
Martin's Creek (K)           Summerville, SC        5/20/86     8.25      Mar. 2000      May 2010       7,300,000         8,443,000
Pelican Cove (K)(N)          St Louis, MO           2/27/87     8.00      Feb. 1999      Feb. 2007     18,000,000        20,189,000
Sunset Downs (K)(N)          Lancaster, CA          2/11/87     8.00      May 1999       May 2007      15,000,000        11,566,000
Sunset Terrace (K)(N)        Lancaster, CA          2/12/87     8.00      Feb. 1999      May 2007      10,350,000         7,981,000
                                                                                                      -----------       -----------

                                                                                                      161,352,428       154,272,228
                                                                                                      -----------       -----------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

                                                               Stated                                                   Fair Value
                                                   Closing    Interest                                Face Amount         at June
Property                         Location           Date        Rate      Call Date    Maturity Date    of FMB          30, 1999 (A)
--------                         --------          ------       ----      ---------    -------------  -----------       -----------

Owned by Charter Mac Owner Trust I (J) (H)

Bedford Square (O)           Clovis, CA             8/25/98     (D)       Sep. 2017      Aug. 2040      3,850,000         3,850,000
Bristol Village              Bloomington, MN        7/31/87     7.50      Jan. 2010      Dec. 2027     17,000,000        17,875,000
Carrington Pointe (O)        Los Banos, CA          9/24/98     6.375     Oct. 2017      Sep. 2040      3,375,000         3,375,000
Cedarbrook                   Hanford, CA            4/28/98     7.125     May 2017       May 2040       2,840,000         2,840,000
Cedar Pointe (K)             Nashville, TN          4/22/87     7.00      Apr. 2006      Apr. 2017      9,500,000         9,323,000
College Park (O)             Naples, FL             7/15/98     (C)       Jul. 2025      Jul. 2040     10,100,000        10,100,000
Crowne Pointe (K)            Olympia, WA            12/31/86    8.00      Dec. 1998      Dec. 2006      5,075,000         5,692,000
Falcon Creek (O)             Indianapolis, IN       9/14/98     (F)       Sep. 2016      Aug. 2038      6,144,600         6,144,600
Gulfstream (O)               Dania, FL              7/22,98     7.25      Apr. 2016      Jul. 2038      3,500,000         3,500,000
Highland Ridge (K)           St. Paul, MN           2/02/87     7.25      Jun. 2010      Jun. 2018     15,000,000        15,247,000
Jubilee Courtyards (O)       Florida City, FL       9/15/98     (G)       Oct. 2025      Sep. 2040      4,150,000         4,150,000
Lakepoint (K)                Dekalb City, GA        11/18/87    6.00      Jul. 2005      Jun. 2017     15,100,000        12,702,000
Madalyn Landing (O)          Palm Bay, FL           11/13/98    7.00      Dec. 2017      Nov. 2040     14,000,000        14,000,000
Marsh Landings (O)           Portsmouth, VA         5/20/98     7.25      Jul. 2017      Jul. 2030      6,050,000         6,050,000
Newport Village (K)          Tacoma, WA             2/11/87     8.00      Jan. 1999      Jan. 2007     13,000,000        14,581,000
North Glen (K)               Atlanta, GA            9/30/86     7.00      Jul. 2005      Jun. 2017     12,400,000        12,914,000
Northpointe Village (O)      Fresno, CA             8/25/98     (E)       Sep. 2017      Aug. 2040     13,250,000        13,250,000
Ocean Air (O)                Norfolk, VA            4/20/98     7.25      Jan. 2016      Nov. 2030     10,000,000        10,000,000
Orchard Hills (K)            Tacoma, WA             12/31/86    8.00      Dec. 1998      Dec. 2006      5,650,000         6,337,000
Orchard Mill (K)             Atlanta, GA            12/31/86    7.50      Jul. 2005      Jun. 2017     10,500,000        10,252,000
Phoenix (O)                  Stockton, CA           4/28/98     7.125     Nov. 2016      Oct. 2029      3,250,000         3,250,000
River Run (K)                Miami, FL              8/7/87      8.00      Aug. 1999      Aug. 2007      7,200,000         8,075,000
Shannon Lake (K)             Atlanta, GA            6/26/87     (B)       Jul. 2005      Jun. 2017     12,000,000        11,536,000
Silvercrest (O)              Clovis, CA             9/24/98     7.125     Oct. 2017      Sep. 2040      2,275,000         2,275,000
Stone Creek (O)              Watsonville, CA        4/28/98     7.125     May 2017       Apr. 2040      8,820,000         8,820,000
Thomas Lake                  Eagan, MN              9/02/86     7.50      Jan. 2010      Dec. 2027     12,975,000        13,643,000
Willow Creek (K)             Ames, IA               2/27/87     7.25      Jan. 2010      Jun. 2022      6,100,000         6,200,000
                                                                                                      -----------       -----------

                                                                                                      233,104,600       235,981,600
                                                                                                      -----------       -----------

Subtotal - Tax-Exempt First Mortgage Bonds                                                            506,699,028       494,075,828
                                                                                                      -----------       -----------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

                                                               Stated                                                   Fair Value
                                                   Closing    Interest                                Face Amount         at June
Property                         Location           Date        Rate      Call Date    Maturity Date    of FMB          30, 1999 (A)
--------                         --------          ------       ----      ---------    -------------  -----------       -----------

Taxable First Mortgage Bonds

Owned by the Company (not including its consolidated subsidiaries)

Greenbriar                   Concord, CA            5/6/99      9.00%     May 2017       May 2036       2,015,000         2,015,000
                                                                                                     ------------      ------------

  Total First Mortgage Bonds                                                                         $508,714,028      $496,090,828
                                                                                                     ============      ============

(A)   The FMBs are carried at their estimated fair values at June 30, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 6 and 7).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 6).
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow.
(L)   The FMBs are held as collateral in connection with the TOP (see Note 6).
(M) These FMBs were pledged as collateral at June 30, 1999 in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 3).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is either under construction or undergoing substantial rehabilitation. In the event construction/rehabilitation is not completed in a timely manner, the owner of the FMB may "put" the FMB to the construction lender at par. All of the "puts" are secured by a letter of credit issued by the construction lender to the Company.
(P) Initial advance on an FMB which will have a face amount of $3,638,000 when it is fully funded. The balance of $3,588,000 was funded in July 1999.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in November 1999.
(R)   Held by Merrill Lynch as collateral for secured borrowings (see Note 3).

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the three and six months ended June 30, 1999 and 1998 were 6.99% and 7.02% and 6.97% and 6.89%, respectively, based on weighted average face amounts of approximately $122,898,000 and $93,442,000 and $237,956,000 and $180,631,000, respectively.

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

The original obligors and owners of the Underlying Properties of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these 10 FMBs at June 30, 1999 and December 31, 1998 was approximately $105,402,000 and the income earned from them for the three and six months ended June 30, 1999 and 1998 was approximately $1,845,000 and $1,910,000 and $3,644,000 and $3,525,000, respectively.

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of June 30, 1999.

Certain of the Company's FMBs have been previously modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out fea-

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

ture and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers.

In addition to the stated base rates of interest, certain of the FMBs provide for "contingent interest". During the six months ended June 30, 1999 and 1998, four and five FMBs paid contingent interest amounting to approximately $344,000 and $404,000, respectively.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,426,000 and $1,670,000 for the six months ended June 30, 1999 and 1998, respectively.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of June 30, 1999, the face amount of such advances was $13,046,220, and their carrying value was $7,846,654, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000.

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

The amortized cost basis of the Company's portfolio of 56 FMBs at June 30, 1999 and December 31, 1998 was $481,130,637 and $443,602,409, respectively. The net unrealized gain on FMBs in the amount of $14,960,191 at June 30, 1999 consisted of gross unrealized gains and losses of $22,156,064 and $7,195,873, respectively. The net unrealized gain on FMBs at December 31, 1998 consisted of gross unrealized gains and losses of $22,256,064 and $7,195,873, respectively.

NOTE 3 - Securitization Transactions

To raise additional capital to acquire additional FMBs, the Company has securitized certain FMBs through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Under this program, the Company transfers certain FMBs to Merrill Lynch. Merrill Lynch then deposits each FMB into an individual special purpose trust created

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

to hold such asset, together with a Credit Enhancement Guarantee ("Guarantee"). Two types of securities are then issued by each trust, evidencing ownership in the FMBs and the Guarantee: (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOAT security at par (up to 99% of the underlying face amount of the FMB); and (2) Residual Interest Tax Exempt Securities ("RITES), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying FMBs from the trust. When the FMBs are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the FMBs from local issuers on behalf of the Company, deposit them in the trust, sell the P-FLOAT security to qualified investors and then the RITES to the Company.

For financial reporting purposes, due to the repurchase right, the Company accounts for the net proceeds received upon the transfer of its FMBs to Merrill Lynch through the P-FLOATS/RITES program as secured borrowings and, accordingly, continues to account for the FMBs as its assets in the accompanying consolidated balance sheets. When Merrill Lynch purchases FMBs directly and sells the RITES to the Company, such RITES are classified as other bond related investments in the accompanying consolidated balance sheets (See Note 4).

In order to facilitate the securitization, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of credit enhancer or liquidity provider. At June 30, 1999, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $31,442,000, $614,320 and $19,790,000, respectively.

During May and June 1999, the Company transferred six FMBs with an aggregate face amount of $52,807,000 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $52,807,000.

During June 1999, Merrill Lynch purchased, from local issuers on behalf of the Company, three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $540,178 which includes bond selection fees and other transaction costs.

NOTE 4 - Other Bond Related Investments

The Company's other bond related investments consist of investment in RITES (see
Note 3). The Company accounts for its investments in RITES as "available for sale" debt securities under the provisions of SFAS 115. Accordingly, investments in RITES are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income, while other than temporary impairments are recorded in operations. Interest income is recognized as it accrues. The fair value of the RITES, which have a limited market, is estimated by manage-

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

ment, utilizing quotes from external sources, such as brokers, for these or similar investments, as necessary. The following table provides certain information with respect to each of the RITES.

                                                                 Face
                                                                Amount          Amortized
                                                               of RITES         Cost Basis        Fair Value
FMB                              Date        Face Amount       Interest          at June           at June
Description/Location           Purchased       of FMB          Purchased         30, 1999          30, 1999
--------------------           ---------     -----------      -----------       -----------       -----------

Owned by the Company (not including its consolidated subsidiaries)

RITES-Avalon Court/
  Oakley, CA                    6/17/99      $ 8,240,000      $     5,000       $   197,616       $   200,000
RITES-Meadowview Park/
  Santa Rosa, CA                6/17/99        6,250,000            5,000           151,846           160,000
RITES-The Courtyards/
  Santa Rosa, CA                6/17/99        7,940,000            5,000           190,716           200,000
                                             -----------      -----------       -----------       -----------
                                             $22,430,000      $    15,000       $   540,178       $   560,000
                                             ===========      ===========       ===========       ===========

NOTE 5 - Deferred Costs

The components of deferred costs are as follows:

                                                             June 30,         December 31,
                                                              1999               1998
Deferred bond selection costs                             $  7,422,792       $  6,355,252
Deferred costs relating to the Private Label Tender
  Option Program                                             3,366,931          3,054,995
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                       3,400,000                  0
                                                          ------------       ------------
                                                            14,189,723          9,410,247

Less:  Accumulated amortization                             (2,726,183)        (2,404,282)
                                                          ------------       ------------

                                                          $ 11,463,540       $  7,005,965
                                                          ============       ============

NOTE 6 - Minority Interest In Subsidiary

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. As of June 30, 1999, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to Charter

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

Mac Owner Trust I (the "Owner Trust"). The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $157,000,000 at June 30, 1999, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $161,352,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

The effect of the TOP structure is that a portion of the interest received by the Owner Trust on the FMBs it holds is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent, Goldman Sachs & Co., at the distribution amount that is required to enable the remarketing agent to sell the Floater Certificates at par on any weekly determination date, with the residual interest remitted to the Origination Trust via the Residual Certificate.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.2% for the period January 1, 1999 through June 30, 1999.

NOTE 7 - Preferred Shares of Subsidiary

On June 29, 1999 a subsidiary of the Company completed a $90 million tax exempt preferred equity offering (the "Preferred Offering") comprising 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments, Inc. (the "Initial Purchasers"). The Initial Purchasers then sold the Series A Cumulative Preferred Shares to qualified institutional investors.

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust. In addition to ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,600,000 from the Preferred Offering will be used to acquire and originate additional tax exempt assets for the Issuer.

As of the closing of the Preferred Offering, the Issuer's directly and indirectly-owned subsidiaries include the Origination Trust and the Owner Trust (see Note 6). It also owns directly eight FMBs. In the future, other FMBs, RITES or other directly or indirectly owned investments of the Company or its subsidiaries may be contributed to the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares.

Holders of the Series A Cumulative Preferred Shares may elect to retain their shares upon a remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of the Series A Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on June 30, 2049, unless the Issuer decides to remarket the shares on such date. The Issuer may not redeem the Series A Cumulative Preferred Shares before June 30, 2009. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. The Series A Cumulative Preferred Shares are not convertible into common Shares of the Issuer or the Company.

The Series A Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Issuer, senior to all classes or series of common shares of the Issuer and therefore, of the Company.

For financial accounting and reporting purposes, the Series A Cumulative Preferred Shares are classified as "Preferred shares of subsidiary (subject to mandatory repurchase)" in the accompanying consolidated balance sheets. Distributions to the holders of the Series A Cumulative Preferred Shares are classified as "Distributions on Preferred Shares of Subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the issuance of the Series A Cumulative Preferred Shares are included in "Deferred Costs" (see Note 5) and are being amortized using the straight line method over 50 years which is the term to the mandatory repurchase in 2049.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 8 - Capital Shares

Each independent trustee is entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. As of June 30, 1999 and December 31, 1998, 955 and 186 Shares, respectively, having an aggregate value of $12,500 and $2,500, respectively, were issued to each independent trustee relating to their services.

NOTE 9 - Related Party Transactions

Pursuant to the Management Agreement, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) (i) bond selection fees equal to 2% of the principal amount of each FMB or other instrument acquired or originated by the Company; (ii) special distributions equal to .375% of the total invested assets of the Company; (iii) loan servicing fees equal to
 .25% of the outstanding principal amount of FMBs; (iv) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (v) reimbursement of certain administrative costs incurred by the Manager and its affiliates on behalf of the Company. Fees payable to the Manager which are based on FMBs or assets of the Company include such FMBs or assets which are either held directly by the Company or held by other entities to whom the Company has transferred such FMBs or assets to facilitate financing. In addition, the Manager receives bond placement fees from the borrower in an amount equal to 1% to 1.5% of the principal amount of each FMB or other tax-exempt instrument acquired or originated by the Company, and affiliates of the Manager are part of a joint venture which has a development services agreement with the obligors of five FMBs.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three and six months ended June 30, 1999 and 1998 were as follows:

                               Three Months Ended               Six Months Ended
                                    June 30,                        June 30,
                           --------------------------      --------------------------
                              1999            1998            1999            1998
                           --------------------------      --------------------------
Bond selection fees        $1,170,900      $  619,200      $1,298,900      $  619,200
Expense reimbursement         107,584         114,000         168,050         162,734
Loan servicing fees           307,107         233,604         594,856         451,578
Special distribution          462,618         350,406         894,241         677,367
                           ----------      ----------      ----------      ----------
                           $2,048,209      $1,317,210      $2,956,047      $1,910,879
                           ==========      ==========      ==========      ==========

General

The obligors of the Suntree, Players Club, River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson, Mountain Ranch, Hamilton Garden, Del Monte Pines, Greenbriar, Sycamore Woods, Avalon Court, The Courtyards, Meadowview Park, Casa Ramon, Lake Park and Lewis Place FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

the Manager, own a controlling partnership interest. With respect to three of the above FMBs, the Company owns the RITES (see Note 4).

As of June 30, 1999, the original owners of the Underlying Properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB or otherwise buy the property and payoff all or most of the FMB obligation.

NOTE 10 - Earnings Per Share

Basic net income per Share in the amount of $.26 and $.25 and $.53 and $.49 for the three and six months ended June 30, 1999 and 1998, respectively, equals net income for the periods ($5,952,237 and $5,528,083 and $11,957,759 and
$10,776,045, respectively), less the special allocations to the Manager ($517,514 and $402,183 and $1,004,876 and $778,354, respectively), divided by the weighted average number of Shares outstanding for the periods (20,580,975 and 20,587,575 and 20,580,533 and 20,587,520, respectively).

As the Company has no contingently-issuable Shares or potentially dilutive securities outstanding at June 30, 1999, diluted net income per share is the same as basic net income per share.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

NOTE 11 - Subsequent Events

During the period July 1, 1999 through August 13, 1999 the Company acquired four FMBs for a purchase price of $33,825,000, not including bond selection fees and expenses of approximately $676,500. One of the FMBs is a taxable FMB acquired in connection with a tax-exempt FMB, both of which are secured by the same Underlying Property. The obligor of the Lennox Park Apartments FMB is a local partnership in which an investment partnership, whose general partner is an affiliate of the Manager, owns a controlling partnership interest. Further information regarding the FMBs are as follows:

                                               Stated                                   Face           No. of
                              Closing         Interest          Call Date/             Amount          Rental
Property/Location              Date             Rate           Maturity Date           of FMB          Units
-----------------             -------         --------         -------------           ------          ------

Tax-Exempt First Mortgage Bonds

Owned by Charter Mac Equity Issuer Trust

Lakes Edge at Walden          7/1/99            8.50%             (a)                $14,850,000        400
/Miami, FL                                                        12/1/15

Lenox Park                    7/29/99           6.8               8/1/21             $13,000,000        292
Apartments                                                        7/1/41
/Gainesville, FL

Chapel Ridge of
Little Rock
/Little Rock, AR              8/12/99           7.125             8/1/15              $5,600,000        128
                                                                  8/1/39

(a)   The FMB is presently callable.

On July 15, 1999, Charter Mac Equity Issuer Trust funded the balance of the Lake Park FMB in the amount of $3,588,000 (see Note 2 for further information regarding this FMB).

Taxable First Mortgage Bonds

Owned by the Company (not including its consolidated subsidiaries)

Lake Park                     7/15/99           9.00              10/1/15            $   375,000        104
/Turlock, CA                                                      9/1/35

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of June 30, 1999, the Company owned 56 FMBs and had net assets of approximately $328,515,768.

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

In order to generate increased tax exempt income and, as a result, enhance the value of the Company's Shares, the Company intends to originate and acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will originate and acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

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

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. As of June 30, 1999, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to Charter Mac Owner Trust I (the "Owner Trust"). The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $157,000,000 at June 30, 1999, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $161,352,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

The effect of the TOP structure is that a portion of the interest received by the Owner Trust on the FMBs it holds is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent, Goldman Sachs & Co., at the distribution amount that is required to enable the remarketing agent to sell the Floater Certificates at par on any weekly determination date, with the residual interest remitted to the Origination Trust via the Residual Certificate.

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.2% for the period January 1, 1999 through June 30, 1999.

On June 29, 1999 a subsidiary of the Company completed a $90 million tax exempt preferred equity offering (the "Preferred Offering") comprising 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments, Inc. (the "Initial Purchasers"). The Initial Purchasers then sold the Series A Cumulative Preferred Shares to qualified institutional investors.

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust. In addition to ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,600,000 from the Preferred Offering will be used to acquire and originate additional tax exempt assets for the Issuer.

As of the closing of the Preferred Offering, the Issuer's directly and indirectly-owned subsidiaries include the Origination Trust and the Owner Trust (see Note 6). It also owns directly eight FMBs. In the future, other FMBs, RITES or other directly or indirectly owned investments of the Company or its subsidiaries may be contributed to the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares.

Holders of the Series A Cumulative Preferred Shares may elect to retain their shares upon a remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of the Series A Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on June 30, 2049, unless the Issuer decides to remarket the shares on such date. The Issuer may not redeem the Series A Cumulative Preferred Shares before June 30, 2009. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. The Series A Cumulative Preferred Shares are not convertible into common Shares of the Issuer or the Company.

The Series A Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Issuer, senior to all classes or series of common shares of the Issuer and therefore, of the Company.

During the period January 1, 1999 through August 13, 1999 the Company acquired twelve FMBs for an aggregate purchase price of approximately $79,928,000, not including bond selection fees and expenses of approximately $1,599,000. The purchases were financed by the TOP and the Preferred Offering.

To raise additional capital to acquire additional FMBs, the Company has securitized certain FMBs through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Under this program, the Company transfers certain FMBs to Merrill Lynch. Merrill Lynch then deposits each FMB into an individual special purpose trust created to hold such asset, together with a Credit Enhancement Guarantee ("Guarantee"). Two types of securities are then issued by each trust, evidencing ownership in the FMBs and the Guarantee: (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOAT security at par (up to 99% of the underlying face amount of the FMB); and (2) Residual Interest Tax Exempt Securities ("RITES), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying FMBs from the trust. When the FMBs are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the FMBs from local issuers on behalf of the Company, deposit them in the trust, sell the P-FLOAT security to qualified investors and then the RITES to the Company.

In order to facilitate the securitization, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of credit enhancer or liquidity provider. At June 30, 1999, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $31,442,000, $614,320 and $19,790,000, respectively.

During May and June 1999, the Company transferred six FMBs with an aggregate face amount of $52,807,000 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $52,807,000.

During June 1999, Merrill Lynch purchased, from local issuers on behalf of the Company, three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $540,178 which includes bond selection fees and other transaction costs.

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

During the six months ended June 30, 1999 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $49,491,000. The increase was primarily due to cash provided by operating activities ($5,968,000), proceeds from repayment of an FMB ($5,100,000), an increase in minority interest ($7,000,000), proceeds from secured borrowings ($52,807,000) and the issuance of preferred stock of subsidiary ($90,000,000) which exceeded the purchase of FMBs ($42,515,000), purchase of other bond related investments ($540,000), increase in deferred bond selection costs ($1,201,000), the net purchase of temporary investments ($51,581,000), an increase in restricted cash and cash equivalents ($614,000), an increase in other assets relating to investing activities, ($252,000), loans made to property ($307,000), distributions paid ($10,751,000), an increase in deferred costs relating to the Private Label Tender Option Program ($312,000) and deferred costs relating to the issuance of preferred stock of subsidiary ($3,400,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a loss on repayment of an FMB ($25,000) and net amortization ($421,000).

The Company's growth will be financed by the TOP or similar programs, the Preferred Offering, funds generated from operations in excess of distributions and by placements of equity. The Company has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however, interest payments from FMBs and RITES are anticipated to provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions in future years.

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

In August 1999, a distribution of $5,042,342 ($.245 per share), which was declared in June 1999, was paid to the shareholders from cash flow from operations for the quarter ended June 30, 1999.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

For the three and six months ended June 30, 1999 as compared to 1998, total revenues, total expenses and net income increased due to the net result of the acquisition of 25 FMBs during 1999 and 1998, the acquisition of three RITES during 1999 and the repayment of one FMB during 1999. The Company's results of operations for the three and six months ended June 30, 1999 consisted primarily of the results of the Company's investment in 56 FMBs and three RITES. The Company's results of operations for the three and six months ended June 30, 1998 consisted primarily of the results of the Company's investment in 37 FMBs.

Interest income from FMBs increased approximately $2,025,000 and $4,135,000 for the three and six months ended June 30, 1999 as compared to 1998. Increases of $2,200,000 and $4,323,000 were due to the acquisition of 25 FMBs during 1999 and 1998 (the "1999 and 1998 Acquisitions"), decreases of $90,000 and $183,000 were due to the repayment of one FMB during 1999 (the "1999 Repayment") and decreases of $169,000 and $290,000 were due to the amortization of goodwill in 1999 and the accretion of excess of acquired net assets over cost in 1998, both relating to the Consolidation (see Note 1 to the consolidated financial statements). Excluding the above increases and decreases, interest income from FMBs increased approximately 1% and 2% for the three and six months ended June 30, 1999 as compared to 1998.

Interest income from other bond related investments was recorded for the three months ended June 30, 1999 relating to three RITES purchased during the period.

Interest income from temporary investments increased approximately $93,000 and $154,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to higher invested cash balances in 1999.

Interest income from promissory notes increased approximately $22,000 and $41,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to loans made to the obligors of the Lakepoint, Shannon Lake and Bristol Village FMBs since June 30, 1998.

Interest expense increased approximately $36,000 and decreased approximately $300,000 for the three and six months ended June 30, 1999 as compared to 1998. The increase during the three months was primarily due to secured borrowings in 1999 which offset the decrease during the six months which was primarily due to the repayment of the Interim Credit Facility in December 1998.

Loan servicing fees increased approximately $74,000 and $143,000 for the three and six months ended June 30, 1999 as compared to 1998 due to increases of $90,000 and $163,000, respectively, and decreases of $16,000 and $20,000, respectively, relating to the 1999 and 1998 Acquisitions and the 1999 Repayment.

General and administrative expenses increased approximately $343,000 and $804,000 for the three and six months ended June 30, 1999 as compared to 1998. These increases were primarily due to current fees relating to the TOP and an increase in audit/tax fees due to the 1999 and 1998 Acquisitions.

Amortization increased approximately $98,000 and $209,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to amortization of deferred bond selection costs relating to the 1999 and 1998 Acquisitions and amortization of deferred costs relating to the TOP.

Minority interest in income of subsidiary increased approximately $1,153,000 and $2,281,000 for the three and six months ended June 30 1999 as compared to 1998 primarily due to a higher outstanding balance of the TOP during the three and six months ended June 30, 1999.

The distribution on preferred shares of subsidiary during the three months ended June 30, 1999 relates to the Preferred Offering executed on June 29, 1999.

General

The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, Underlying Property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $1,426,000 and $1,670,000 was not recognized for the six months ended June 30, 1999 and 1998, respectively.

Cash Available for Distribution

The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from variations between generally accepted accounting principles ("GAAP") and cash received. One difference between CAD and GAAP is the amortization of loan origination costs, costs relating to the TOP, costs relating to the issuance of preferred stock of subsidiary and other intangible assets. These amounts have been excluded from CAD due to their noncash nature. Another difference is the noncash gain or loss associated with bond impairments, repayments and sales for GAAP purposes, which are not included in the calculation of CAD. During the six months ended June 30, 1999, there was a loss on the repayment of one FMB which is included in general and administrative expenses. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the three and six months ended June 30, 1999 and 1998 is summarized in the following table:

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                           ----------------------------------       ----------------------------------
                                               1999                 1998                1999                 1998
                                           ----------------------------------       ----------------------------------
Sources of Cash
Interest income:
First mortgage bonds                       $   8,586,652        $   6,561,808       $  16,586,672        $  12,452,072
Other bond related investments                    22,378                    0              22,378                    0
Temporary investments                            155,475               62,868             257,997              104,394
Promissory notes                                 166,654              144,631             331,813              290,430
Net amortization (accretion)
  included in income                              69,512              (99,406)             90,496             (198,812)
                                           -------------        -------------       -------------        -------------

Total sources of cash                          9,000,671            6,669,901          17,289,356           12,648,084
                                           -------------        -------------       -------------        -------------

Uses of Cash
Total expenses, minority interest and
  distribution on preferred shares of
  subsidiary                                   2,978,922            1,241,224           5,241,101            2,070,851
Less:  Amortization included in
  expenses                                      (172,525)             (74,134)           (330,054)            (120,990)
  Loss on repayment  of the
    Countryside North FMB                              0                    0             (25,493)                   0
                                           -------------        -------------       -------------        -------------

Total uses of cash                             2,806,397            1,167,090           4,885,554            1,949,861
                                           -------------        -------------       -------------        -------------

Cash available for distribution                6,194,274            5,502,811          12,403,802           10,698,223

Less:  distribution to the Manager              (462,620)            (350,409)           (894,246)            (677,372)
                                           -------------        -------------       -------------        -------------

Cash available for distribution to
  shareholders                             $   5,731,654        $   5,152,402       $  11,509,556        $  10,020,851
                                           =============        =============       =============        =============

Distribution to shareholders               $   5,042,339        $   4,735,202       $   9,981,773        $   9,470,319
                                           =============        =============       =============        =============

Payout ratio                                        88.0%                91.9%               86.7%                94.5%
                                           =============        =============       =============        =============

Cash flows from:
  Operating activities                     $    (618,304)       $   5,882,038       $   5,967,714        $  11,045,806
                                           =============        =============       =============        =============

  Investing activities                     $ (85,080,969)       $ (35,047,836)      $ (91,820,918)       $ (36,788,509)
                                           =============        =============       =============        =============

  Financing activities                     $ 140,790,990        $  29,828,391       $ 135,344,047        $  24,842,322
                                           =============        =============       =============        =============

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates, primarily Bond Market Association ("BMA") and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under these financing programs, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $209,807,000 outstanding under these financing programs at June 30, 1999, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $1,049,000; a 1.0% increase in BMA would decrease annual net income by approximately $2,098,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the FMBs, in the same amounts as described above. During June of 1999, the Company completed a $90 million Preferred Offering. These preferred shares carry a fixed dividend rate of 6 5/8% through June 30, 2009, and so are not impacted by changes in market interest rates.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of FMBs and RITES. The Company estimates the fair value for each FMB or RITE as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the company's FMBs or RITES will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs and RITES from its June 30, 1999 value of $496,650,828 to approximately $432,092,000. A 1% decline in interest rates would increase the value of the June 30, 1999 portfolio to approximately $581,095,000. Changes in the estimated fair value of the FMBs and RITES do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings -

      The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

      See Note 7 of the financial statements regarding the sale by a subsidiary of the Company of 45 shares of Series A Cumulative Preferred Shares for gross proceeds of $90 million.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

      A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 1999. Such meeting was held on June 16, 1999. Alan P. Hirmes was reelected as trustee for a three-year term expiring in 2002. The proxy statement incorrectly noted that Stuart J. Boesky's term had expired and his name was, therefore, listed on the proxy for reelection. Although Mr. Boseky received sufficient votes for reelection, he will continue to be treated as a trustee whose term expires in 2000, at which time he will again be eligible for reelection to a new three-year term. A proposal to amend the Trust Agreement to permit aggregate financing or leverage in excess of the 50% limit was not approved.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            3.1(f) Agreement dated as of April 15, 1999 between Charter Municipal Mortgage Acceptance Company and Melvyn I. Weiss, Esq. and Lawrence A. Sucharow, Esq., as Class Counsel co-chairmen (incorporated by reference to the Company's current report on Form 8-K filed with the Commission on April 29, 1999

            10(aaaar)   First Mortgage Bond, dated as of March 26, 1999, with
                        respect to the Hamilton Garden Apartments Project in the principal amount of $6,400,000 (incorporated by reference to Exhibit 10 (aaaar) in the Company's March
                        31, 1999 Quarterly Report on Form 10-Q)

            10(aaaas)   First Mortgage Bond, dated as of May 6, 1999, with
                        respect to the Del Monte Pines Apartments Project in the principal amount of $11,000,000 (filed herewith)

            10(aaaat)   First Mortgage Bond, dated as of May 6, 1999, with
                        respect to the Greenbriar Apartments Project in the principal amount of $9,585,000 (filed herewith)

            10(aaaau)   Taxable First Mortgage Bond, dated as of May 6, 1999,
                        with respect to the Greenbriar Apartments Project in the principal amount of $2,015,000 (filed herewith)

            10(aaaav)   First Mortgage Bond, dated as of May 6, 1999, with
                        respect to the Sycamore Woods Apartments Project in the principal amount of $9,415,000 (filed herewith)

            10(aaaaw)   First Mortgage Bond, dated as of June 8, 1999, with
                        respect to the Lake Park Apartments Project in the principal amount of $3,638,000 (filed herewith)

            10(aaaax)   First Mortgage Bond, dated as of June 8, 1999, with
                        respect to the Casa Ramon Apartments Project in the principal amount of $4,744,000 (filed herewith)

            10(aaaay)   First Mortgage Bond, dated as of June 22, 1999, with
                        respect to the Lewis Place at Ironwood Project in the principal amount of $4,000,000 (filed herewith)

            10(aaaaz)   Charter Mac Equity Issuer Trust, 6 5/8% Series A
                        Cumulative Preferred Shares, Purchase Agreement, dated
                        June 14, 1999 (filed herewith)

            27          Financial Data Schedule (filed herewith).

            99          Amended and Restated Trust Agreement by and among J.
                        Michael Fried, Stuart J. Boesky, Alan P. Hirmes, Robert
                        W. Grier and Andrew T. Panaccione as Managing Trustees, Charter Municipal Mortgage Acceptance Company and Wilmington Trust Company, as Registered Trustee dated June 22, 1999 relating to Charter Mac Equity Issuer Trust (filed herewith)

      (b)   Reports on Form 8-K

            Current report on Form 8-K relating to a discounted cash settlement with class counsel for the partners of the Partnerships in lieu of the issuance of shares was dated April 15, 1999 and was filed on April 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: August 13, 1999                   By: /s/ Stuart J. Boesky
                                            ------------------------------------
                                            Stuart J. Boesky
                                            Managing Trustee, President and
                                            Chief Operating Officer


Date: August 13, 1999                   By: /s/ John B. Roche
                                            ------------------------------------
                                            John B. Roche
                                            Chief Financial Officer and
                                            Chief Accounting Officer