Form 10-Q
period 1999-09-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 1999-11-15
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
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
                                   (Unaudited)

                                                           =============    =============
                                                           September 30,     December 31,
                                                               1999             1998
                                                           -------------    -------------
ASSETS
First mortgage bonds-at fair value                         $ 569,487,941    $ 458,662,600
Other bond related investments-at fair value                     560,000                0
Temporary investments                                         30,711,000                0
Cash and cash equivalents                                      8,411,954       13,093,023
Cash and cash equivalents-restricted                             870,154                0
Interest receivable, net                                       2,041,532        1,512,562
Promissory notes receivable                                    7,772,767        7,628,920
Deferred costs, net                                           13,034,886        7,005,965
Goodwill, net                                                  2,761,637        4,671,236
Other assets                                                     302,999           11,500
                                                           -------------    -------------
Total assets                                               $ 635,954,870    $ 492,585,806
                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Secured borrowings                                      $  52,807,000    $           0
   Accounts payable, accrued expenses and
     other liabilities                                         1,501,579        8,993,174
   Due to Manager and affiliates                               1,369,886        1,159,358
   Distributions payable to preferred shareholders
     of subsidiary                                             1,523,750                0
   Distributions payable to shareholders                       5,042,342        4,939,068
                                                           -------------    -------------
Total liabilities                                             62,244,557       15,091,600
                                                           -------------    -------------

Minority interest in subsidiary
   (subject to mandatory redemption)                         157,000,000      150,000,000
                                                           -------------    -------------
Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                90,000,000                0
                                                           -------------    -------------
Commitments and contingencies

Shareholders' equity:
   Beneficial owner's equity-manager                             398,205          230,259
   Beneficial owners' equity-other shareholders
     (50,000,000 shares authorized; 20,589,375 issued
     and 20,580,975 outstanding and 20,587,837
     shares issued and 20,579,437 outstanding in
     1999 and 1998, respectively)                            313,930,454      312,307,115
   Treasury shares of beneficial interest (8,400 shares)        (103,359)        (103,359)
   Accumulated other comprehensive income                     12,485,013       15,060,191
                                                           -------------    -------------
Total shareholders' equity                                   326,710,313      327,494,206
                                                           -------------    -------------

Total liabilities and shareholders' equity                 $ 635,954,870    $ 492,585,806
                                                           =============    =============

          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                      ============================    ============================
                                           Three Months Ended              Nine Months Ended
                                              September 30,                  September 30,
                                      ----------------------------    ----------------------------
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------
Revenues:

   Interest income:
     First mortgage bonds             $ 10,155,870    $  7,128,239    $ 26,742,542    $ 19,580,311
     Other bond related
       investments                         154,877               0         177,255               0
     Temporary investments                 556,614          57,655         814,611         162,049
     Promissory notes                      164,792         148,551         496,605         438,981
                                      ------------    ------------    ------------    ------------
     Total revenues                     11,032,153       7,334,445      28,231,013      20,181,341
                                      ------------    ------------    ------------    ------------

Expenses:

   Interest expense                        558,758         305,326         932,236         978,971
   Loan servicing and asset
     management fees                       352,300         255,200         947,156         706,778
   General and administrative              754,255         610,091       2,125,893       1,177,972
   Amortization                            216,051         123,802         546,105         244,792
                                      ------------    ------------    ------------    ------------
     Total expenses                      1,881,364       1,294,419       4,551,390       3,108,513
                                      ------------    ------------    ------------    ------------

Income  before minority interests        9,150,789       6,040,026      23,679,623      17,072,828

   Income allocated to preferred
     shareholders of subsidiary         (1,490,625)              0      (1,523,750)              0
   Minority interest in income of
     subsidiary                         (1,388,095)       (534,442)     (3,926,045)       (791,199)
                                      ------------    ------------    ------------    ------------
Net income                               6,272,069       5,505,584      18,229,828      16,281,629

Special allocation of net income to
   the Manager                            (597,491)       (434,027)     (1,602,367)     (1,212,381)
                                      ------------    ------------    ------------    ------------

Net income applicable to
   shareholders                       $  5,674,578    $  5,071,557    $ 16,627,461    $ 15,069,248
                                      ============    ============    ============    ============

Net income per share (basic and
   diluted)                           $        .28    $        .25    $        .81    $        .73
                                      ============    ============    ============    ============

Weighted average shares
   outstanding (basic and
   diluted)                             20,580,975      20,587,837      20,580,682      20,587,627
                                      ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                         Beneficial                                    Accumulated
                                           Beneficial      Owners'        Treasury                        Other
                                            Owner's        Equity-        Shares of                      Compre-
                                            Equity -        Other         Beneficial    Comprehensive    hensive
                                            Manager      Shareholders      Interest        Income         Income       Total
                                            -------      ------------      --------        ------         ------       -----
Balance at January 1, 1999                $    230,259   $ 312,307,115   $   (103,359)                 $  15,060,191  $ 327,494,206
Comprehensive income:
Net income                                   1,602,367      16,627,461              0   $  18,229,828              0     18,229,828
                                                                                        -------------
Other comprehensive loss:
  Net unrealized loss on first mortgage
    bonds and bond related investments:
  Net unrealized holding loss arising
    during the period                                                                      (2,600,671)
  Add: Reclassification adjustment for
    losses included in net income                                                              25,493
                                                                                        -------------
Other comprehensive loss                                                                   (2,575,178)    (2,575,178)    (2,575,178)
                                                                                        -------------
Comprehensive income                                                                    $  15,654,650
                                                                                        =============
Issuance of shares of beneficial interest            0          20,000              0                              0         20,000
Distributions                               (1,434,421)    (15,024,122)             0                              0    (16,458,543)
                                          ------------   -------------   ------------                  -------------  -------------

Balance at September 30, 1999             $    398,205   $ 313,930,454   $   (103,359)                 $  12,485,013  $ 326,710,313
                                          ============   =============   ============                  =============  =============

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      ==============================
                                                             Nine Months Ended
                                                              September 30,
                                                      ------------------------------
                                                           1999             1998
                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  18,229,828    $  16,281,629
                                                      -------------    -------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Loss on repayment of first mortgage bond                  25,493                0
   Amortization                                             546,105          244,792
   Amortization of goodwill                                 210,613                0
   Accretion of excess of acquired net
     assets over cost                                             0         (248,559)
   Accretion of deferred income                             (49,659)         (49,659)
   Income allocated to preferred shareholders
     of subsidiary                                        1,523,750                0
   Changes in operating assets and liabilities:
     Interest receivable                                   (528,970)        (304,346)
     Other assets                                           (39,999)         (16,975)
     Accounts payable, accrued expenses and
       other liabilities                                 (5,762,791)         350,463
     Due to Manager and
       affiliates                                           107,986          556,375
                                                      -------------    -------------
   Total adjustments                                     (3,967,472)         532,091
                                                      -------------    -------------
Net cash provided by operating activities                14,262,356       16,813,720
                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of first mortgage bond         5,100,000                0
   Purchase of first mortgage bonds                    (118,400,500)     (77,604,600)
   Purchase of other bond related investments              (540,178)               0
   Increase in deferred bond selection costs             (2,735,509)      (1,658,160)
   Net purchase of temporary investments                (30,711,000)        (450,000)
   Increase in cash and cash equivalents-restricted        (870,154)               0
   Increase in other assets                                (251,500)               0
   Loans made to property                                  (307,185)        (529,972)
   Principal payments received from loans made to
     properties                                             163,338          138,639
                                                      -------------    -------------
Net cash used in investing activities                  (148,552,688)     (80,104,093)
                                                      -------------    -------------

                                                                     (continued)

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      ==============================
                                                             Nine Months Ended
                                                              September 30,
                                                      ------------------------------
                                                           1999             1998
                                                      ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to Manager and shareholders       (16,232,727)     (15,213,392)
   Proceeds from note payable                                     0       77,583,230
   Repayments of note payable                                     0      (55,588,241)
   Proceeds from secured borrowings                      52,807,000                0
   Increase in minority interest                          7,000,000       58,000,000
   Increase in deferred costs relating to the
     Private Label Tender Option Program                   (360,132)      (1,717,930)
   Issuance of preferred stock of subsidiary             90,000,000                0
   Deferred costs relating to the issuance of
     preferred stock of subsidiary                       (3,604,878)               0
   Consolidation costs                                            0          (14,628)
                                                      -------------    -------------
Net cash provided by financing activities               129,609,263       63,049,039
                                                      -------------    -------------

Net decrease in cash and
   cash equivalents                                      (4,681,069)        (241,334)
Cash and cash equivalents at the
   beginning of the period                               13,093,023        2,296,899
                                                      -------------    -------------
Cash and cash equivalents at the
   end of the period                                  $   8,411,954    $   2,055,565
                                                      =============    =============

SUPPLEMENTAL INFORMATION:
   Interest paid                                      $     746,839    $     982,508
                                                      =============    =============

                                                                     (continued)

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      ==============================
                                                             Nine Months Ended
                                                              September 30,
                                                      ------------------------------
                                                           1999             1998
                                                      ------------------------------
SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

Issuance of shares of beneficial
   interest for trustee fees                          $      20,000    $       5,000
                                                      =============    =============

Adjustment to goodwill due to the Discounted
  Cash Settlement:

   Decrease in goodwill                               $   1,698,986    $           0
   Decrease in accounts payable, accrued
      expenses and other liabilities                     (1,698,986)               0
                                                      -------------    -------------

                                                      $           0    $           0
                                                      =============    =============

Distributions to Manager and shareholders
   of the Company                                     $ (16,458,543)   $ (15,265,696)
Increase in special distribution payable
   to the Manager                                           122,542           52,219
Increase in distributions payable to shareholders
   of the Company                                           103,274               85
                                                      -------------    -------------

Distributions paid to Manager and shareholders        $ (16,232,727)   $ (15,213,392)
                                                      =============    =============

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 1 - General

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of September 30, 1999 the Company owned a portfolio of 66 FMBs. The Company is organized and managed as a single business segment.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

The consolidated financial statements at September 30, 1999 include the accounts of the Company and four business trusts it controls: CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I (see Notes 6 and 7). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs")

As of September 30, 1999, the Company and its consolidated subsidiaries owned 66 FMBs (28 participating FMBs and 38 non-participating FMBs). Two of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs. The taxable FMBs are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. The following table provides certain information with respect to each of the FMBs.

                                                                      Stated
                                                         Closing     Interest                                Face Amount
Property                            Location               Date        Rate      Call Date   Maturity Date      of FMB
--------                            --------             --------    --------    ---------   -------------  -------------
Tax-Exempt First Mortgage Bonds

Owned by the Company (not including its consolidated subsidiaries)

Greenbriar (M)(P)                   Concord, CA          5/6/99       6.875      May 2017      May 2036     $   9,585,000
Highpointe Club (K)(N)              Harrisburg, PA       7/29/86      8.50       June 1998     June 2006        8,900,000
                                                                                                            -------------
                                                                                                               18,485,000
                                                                                                            -------------
Owned by Charter Mac Equity Issuer Trust (H)
Casa Ramon (P)                      Orange County, CA    6/8/99       7.50%      Oct. 2015     Sep. 2035           50,000(Q)
Chapel Ridge of Little Rock         Little Rock, AR      8/12/99      7.125      Aug. 2015     Aug. 2039        5,600,000
   (O)(S)
Chapel Ridge of Texarkana           Texarkana, AR        9/29/99      7.375      Oct. 2016     Sept. 2041       5,800,000
   (O)(S)
Del Monte Pines (R)(P)              Fresno, CA           5/6/99       6.80       May 2017      May 2036        11,000,000
Douglas Pointe(O)(S)                Miami, FL            9/28/99      7.00       Oct. 2026     Sept. 2041       7,100,000
Forest Hills (R)(P)                 Garner, NC           12/15/98     7.125      June 2016     June 2034        5,930,000
Franciscan Riviera (P)              Antioch, CA          8/24/99      7.125      Apr. 2016     Aug. 2036        6,587,500
Garfield Park (P)                   Washington, DC       8/31/99      7.25       Aug. 2017     Aug. 2031        3,260,000
Hamilton Gardens (R)(P)             Hamilton, NJ         3/26/99      (U)        Apr. 2015     Mar. 2035        6,400,000
Lake Jackson (R)(O)(S)              Lake Jackson, TX     12/22/98     7.00       Jan. 2018     Jan. 2041       10,934,000
Lake Park (P)                       Turlock, CA          6/8/99 (T)   7.25       Oct. 2015     Sep. 2035        3,638,000
Lakes Edge At Walden (P)            Miami, FL            7/1/99       6.90       June 2016     May 2035        14,850,000
Lennox Park (O)(S)                  Gainesville, GA      7/29/99      6.80       Aug. 2021     July 2041       13,000,000
Lewis Place (O)(S)                  Gainsville, FL       6/22/99      (I)        June 2016     June 2041        4,000,000
Mountain Ranch (R)(O)               Austin, TX           12/23/98     7.125      Jan. 2018     Jan. 2041        9,128,000
Players Club (M)(K)                 Ft. Myers, FL        8/14/87      8.00       Aug. 1999     Aug. 2007        9,700,000
Standiford (P)                      Modesto, CA          9/20/99      7.125      Apr. 2016     Aug. 2036        9,520,000
Sunset Creek (M)(K)(N)              Lancaster, CA        3/25/88      8.50       Mar. 2000     Mar. 2008        8,275,000
Sunset Village (M)(K)(N)            Lancaster, CA        3/25/88      8.50       Mar. 2000     Mar. 2008       11,375,000
Suntree (M)(K)                      Ft. Myers, FL        7/31/87      8.00       Jul. 1999     Jul. 2007        7,500,000
Sycamore Woods (R)(P)               Antioch, CA          5/6/99       6.875      May 2017      May 2036         9,415,000
Tallwood (O)(S)                     Virginia Beach, VA   9/30/99      7.25       Nov. 2017     Oct. 2041        6,205,000
                                                                                                            -------------
                                                                                                              169,267,500
                                                                                                            -------------

                                                     Fair Value
                                                    at September
Property                                            30, 1999 (A)
--------                                            ------------
Tax-Exempt First Mortgage Bonds

Owned by the Company (not including its consolidated subsidiaries)

Greenbriar (M)(P)                                   $  9,585,000
Highpointe Club (K)(N)                                 5,888,000
                                                    ------------
                                                      15,473,000
                                                    ------------
Owned by Charter Mac Equity Issuer Trust (H)
Casa Ramon (P)                                            50,000
Chapel Ridge of Little Rock                            5,600,000
   (O)(S)
Chapel Ridge of Texarkana                              5,800,000
   (O)(S)
Del Monte Pines (R)(P)                                11,000,000
Douglas Pointe(O)(S)                                   7,100,000
Forest Hills (R)(P)                                    5,930,000
Franciscan Riviera (P)                                 6,587,500
Garfield Park (P)                                      3,260,000
Hamilton Gardens (R)(P)                                6,400,000
Lake Jackson (R)(O)(S)                                10,934,000
Lake Park (P)                                          3,638,000
Lakes Edge At Walden (P)                              14,850,000
Lennox Park (O)(S)                                    13,000,000
Lewis Place (O)(S)                                     4,000,000
Mountain Ranch (R)(O)                                  9,128,000
Players Club (M)(K)                                    8,704,000
Standiford (P)                                         9,520,000
Sunset Creek (M)(K)(N)                                 6,381,000
Sunset Village (M)(K)(N)                               8,771,000
Suntree (M)(K)                                         7,586,000
Sycamore Woods (R)(P)                                  9,415,000
Tallwood (O)(S)                                        6,205,000
                                                   -------------
                                                     163,859,500
                                                   -------------

                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

                                                                      Stated
                                                         Closing     Interest                                Face Amount
Property                            Location               Date        Rate      Call Date   Maturity Date      of FMB
--------                            --------             --------    --------    ---------   -------------  -------------
Owned by Charter Mac Origination Trust I (H)(L)

Bay Club (K)                        Mt. Pleasant, SC     9/11/86      8.25       Sep. 2000     Sep. 2006        6,400,000
Cedar Creek (K)(N)                  McKinney, TX         12/29/86     8.50       Dec. 1998     Dec. 2006        8,100,000
Clarendon Hills (K)                 Hayward, CA          12/08/86     5.52       Dec. 2003     Dec. 2003       17,600,000
Cypress Run (K)(N)                  Tampa, FL            8/14/86      8.50       Aug. 1998     Aug. 2006       15,402,428
East Ridge (K)                      Mt. Pleasant, SC     5/20/86      8.25       Mar. 2000     May 2010         8,700,000
Greenway Manor (K)(N)               St. Louis, MO        10/09/86     8.50       Oct. 1998     Sept. 2006      12,850,000
The Lakes (K)                       Kansas City, MO      12/30/86     4.87       Dec. 2006     Dec. 2006       13,650,000
Loveridge (K)(N)                    Contra Costa, CA     11/13/86     8.00       Nov. 1998     Nov. 2006        8,550,000
The Mansion                         Independence, MO     5/13/86      7.25       Jan. 2011     April 2025      19,450,000
Martin's Creek (K)                  Summerville, SC      5/20/86      8.25       Mar. 2000     May 2010         7,300,000
Pelican Cove (K)(N)                 St Louis, MO         2/27/87      8.00       Feb. 1999     Feb. 2007       18,000,000
Sunset Downs (K)(N)                 Lancaster, CA        2/11/87      8.00       May 1999      May 2007        15,000,000
Sunset Terrace (K)(N)               Lancaster, CA        2/12/87      8.00       Feb. 1999     May 2007        10,350,000
                                                                                                             ------------
                                                                                                              161,352,428
                                                                                                             ------------

                                      Fair Value
                                     at September
Property                             30, 1999 (A)
--------                             ------------
Owned by Charter Mac Origination Trust I (H)(L)

Bay Club (K)                            7,422,841
Cedar Creek (K)(N)                      9,653,000
Clarendon Hills (K)                    13,880,000
Cypress Run (K)(N)                     13,067,000
East Ridge (K)                         10,063,000
Greenway Manor (K)(N)                  15,313,000
The Lakes (K)                          10,024,000
Loveridge (K)(N)                        6,593,000
The Mansion                            20,084,000
Martin's Creek (K)                      8,443,000
Pelican Cove (K)(N)                    20,189,000
Sunset Downs (K)(N)                    11,566,000
Sunset Terrace (K)(N)                   7,981,000
                                    -------------
                                      154,278,841
                                    -------------

                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

                                                                      Stated
                                                         Closing     Interest                                Face Amount
Property                            Location               Date        Rate      Call Date   Maturity Date      of FMB
--------                            --------             --------    --------    ---------   -------------  -------------
Owned by Charter Mac Owner Trust I (J) (H)

Bedford Square (P)                  Clovis, CA           8/25/98      (D)        Sep. 2017     Aug. 2040        3,850,000
Bristol Village                     Bloomington, MN      7/31/87      7.50       Jan. 2010     Dec. 2027       17,000,000
Carrington Pointe (O)(S)            Los Banos, CA        9/24/98      6.375      Oct. 2017     Sep. 2040        3,375,000
Cedarbrook                          Hanford, CA          4/28/98      7.125      May 2017      May 2040         2,840,000
Cedar Pointe (K)                    Nashville, TN        4/22/87      7.00       Apr. 2006     Apr. 2017        9,500,000
College Park (O)(S)                 Naples, FL           7/15/98      (C)        Jul. 2025     Jul. 2040       10,100,000
Crowne Pointe (K)                   Olympia, WA          12/31/86     7.25       Dec. 1998     Aug. 2029        5,075,000
Falcon Creek (O)(S)                 Indianapolis, IN     9/14/98      (F)        Sep. 2016     Aug. 2038        6,144,600
Gulfstream (P)                      Dania, FL            7/22/98      7.25       Apr. 2016     Jul. 2038        3,500,000
Highland Ridge (K)                  St. Paul, MN         2/02/87      7.25       June 2010     June 2018       15,000,000
Jubilee Courtyards (O)(S)           Florida City, FL     9/15/98      (G)        Oct. 2025     Sep. 2040        4,150,000
Lakepoint (K)                       Dekalb City, GA      11/18/87     6.00       Jul. 2005     June 2017       15,100,000
Madalyn Landing (O)(S)              Palm Bay, FL         11/13/98     7.00       Dec. 2017     Nov. 2040       14,000,000
Marsh Landings (P)(S)               Portsmouth, VA       5/20/98      7.25       Jul. 2017     Jul. 2030        6,050,000
Newport Village (K)                 Tacoma, WA           2/11/87      7.25       Jan. 1999     Aug. 2029       13,000,000
North Glen (K)                      Atlanta, GA          9/30/86      7.00       Jul. 2005     June 2017       12,400,000
Northpointe Village (P)             Fresno, CA           8/25/98      (E)        Sep. 2017     Aug. 2040       13,250,000
Ocean Air (P)(S)                    Norfolk, VA          4/20/98      7.25       Jan. 2016     Nov. 2030       10,000,000
Orchard Hills (K)                   Tacoma, WA           12/31/86     7.25       Dec. 1998     Aug. 2029        5,650,000
Orchard Mill (K)                    Atlanta, GA          12/31/86     7.50       Jul. 2005     June 2017       10,500,000
Phoenix (O)(S)                      Stockton, CA         4/28/98      7.125      Nov. 2016     Oct. 2029        3,250,000
River Run (K)                       Miami, FL            8/7/87       8.00       Aug. 1999     Aug. 2007        7,200,000
Shannon Lake (K)                    Atlanta, GA          6/26/87      (B)        Jul. 2005     June 2017       12,000,000
Silvercrest                         Clovis, CA           9/24/98      7.125      Oct. 2017     Sep. 2040        2,275,000
Stone Creek (O)(S)                  Watsonville, CA      4/28/98      7.125      May 2017      Apr. 2040        8,820,000
Thomas Lake                         Eagan, MN            9/02/86      7.50       Jan. 2010     Dec. 2027       12,975,000
Willow Creek (K)                    Ames, IA             2/27/87      7.25       Jan. 2010    June  2022        6,100,000
                                                                                                            -------------
                                                                                                              233,104,600
                                                                                                            -------------
Subtotal - Tax-Exempt First Mortgage Bonds                                                                    582,209,528
                                                                                                            -------------

                                                Fair Value
                                               at September
Property                                       30, 1999 (A)
--------                                       ------------
Owned by Charter Mac
Owner Trust I (J) (H)

Bedford Square (P)                                3,850,000
Bristol Village                                  17,875,000
Carrington Pointe (O)(S)                          3,375,000
Cedarbrook                                        2,840,000
Cedar Pointe (K)                                  9,323,000
College Park (O)(S)                              10,100,000
Crowne Pointe (K)                                 5,158,000
Falcon Creek (O)(S)                               6,144,600
Gulfstream (P)                                    3,500,000
Highland Ridge (K)                               15,247,000
Jubilee Courtyards (O)(S)                         4,150,000
Lakepoint (K)                                    12,702,000
Madalyn Landing (O)(S)                           14,000,000
Marsh Landings (P)(S)                             6,050,000
Newport Village (K)                              13,214,000
North Glen (K)                                   12,914,000
Northpointe Village (P)                          13,250,000
Ocean Air (P)(S)                                 10,000,000
Orchard Hills (K)                                 5,743,000
Orchard Mill (K)                                 10,252,000
Phoenix (O)(S)                                    3,250,000
River Run (K)                                     8,075,000
Shannon Lake (K)                                 11,536,000
Silvercrest                                       2,275,000
Stone Creek (O)(S)                                8,820,000
Thomas Lake                                      13,643,000
Willow Creek (K)                                  6,200,000
                                              -------------
                                                233,486,600
                                              -------------
Subtotal - Tax-Exempt First Mortgage Bonds      567,097,941
                                              -------------

                   CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                     NOTES CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

                                                                      Stated
                                                         Closing     Interest                                Face Amount
Property                            Location               Date        Rate      Call Date   Maturity Date      of FMB
--------                            --------             --------    --------    ---------   -------------  -------------
Taxable First Mortgage Bonds

Owned by the Company (not including its consolidated subsidiaries)

Greenbriar (P)                      Concord, CA          5/6/99       9.00%      May 2017      May 2036         2,015,000
Lake Park (P)                       Turlock, CA          7/15/99      9.00       Oct. 2015     Sep. 2035          375,000
                                                                                                            -------------

Subtotal - Taxable First Mortgage Bonds                                                                         2,390,000
                                                                                                            -------------
  Total First Mortgage Bonds                                                                                $ 584,599,528
                                                                                                            =============

                                                Fair Value
                                               at September
Property                                       30, 1999 (A)
--------                                       ------------
Taxable First Mortgage Bonds

Owned by the Company (not
including its consolidated
subsidiaries)

Greenbriar (P)                                     2,015,000
Lake Park (P)                                        375,000
                                               -------------

Subtotal - Taxable First Mortgage Bonds            2,390,000
                                               -------------

  Total First Mortgage Bonds                   $ 569,487,941
                                               =============

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at September 30, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 6 and 7).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 6).
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow.
(L)   The FMBs are held as collateral in connection with the TOP (see Note 6).
(M) These FMBs were pledged as collateral at June 30, 1999 in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 3).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the owner of the FMB may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the owner of the FMB may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in January 2000.
(R)   Held by Merrill Lynch as collateral for secured borrowings (see Note 3).
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 2 - First Mortgage Bonds ("FMBs") (continued)

The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the three and nine months ended September 30, 1999 and 1998 were 7.39% and 7.04% and 7.04% and 6.91%, respectively, based on weighted average face amounts of approximately $549,704,072 and $404,990,777 and $506,636,405 and $377,983,629, respectively.

The Company accounts for its investments in the FMBs as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the FMBs are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income.

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

The original obligors and owners of the Underlying Properties of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these 10 FMBs at September 30, 1999 and December 31, 1998 was approximately $105,402,000 and the income earned from them for the three and nine months ended September 30, 1999 and 1998 was approximately $1,884,000 and $1,896,000 and $5,528,000 and $5,421,000,
respectively.

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of September 30, 1999.

Effective September 8, 1999, the Crowne Pointe, Orchard Hills and Newport Village FMBs were modified to reflect: (i) a change in stated interest rate (from 8.0% to 7.25%); (ii) allow for a por-

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

tion of deferred base (Newport) and other accrued interest through August 1999 to be paid at maturity or upon a sale or refinancing; and (iii) extend the maturity (to 2029) mandatory redemption (to 2011) and prepayment lock-out dates (to 2006). The contingent interest feature of the bonds was also modified. Although these modifications reduced the estimated fair value of the FMBs by approximately $2,495,000 each FMB's estimated fair value continues to exceed its amortized cost basis. The Company currently anticipates that it will modify other FMBs from time to time to generally reflect similar terms as those modified previously, where and as appropriate.

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

In addition to the stated base rates of interest, 28 of the FMBs provide for "contingent interest". During the nine months ended September 30, 1999 and 1998, five and six FMBs paid contingent interest amounting to approximately $595,000 and $541,000, respectively.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,859,000 and $2,333,000 for the nine months ended September 30, 1999 and 1998, respectively.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of September 30, 1999, the face amount of such advances was $12,963,651, and their carrying value was $7,772,767, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000.

On January 4, 1999, the obligor of the Countryside North FMB (the "Countryside North Obligor") completed a refinancing with an unaffiliated third party. The Countryside North Obligor then fully repaid its outstanding debt due to the Company totaling $5,135,417 including the FMB in the amount of $5,000,000, a $100,000 prepayment penalty and accrued interest due through the repayment date of $35,417 resulting in a loss on the repayment (including the prepayment penalty and the write off of bond selection fees and expenses) in the amount of $25,493 which is included in general and administrative expenses.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

The amortized cost basis of the Company's portfolio of 66 FMBs at September 30, 1999 and 49 FMBs at December 31, 1998 was $557,022,750 and $443,602,409,
respectively. The net unrealized gain on FMBs in the amount of $12,465,191 at September 30, 1999 consisted of gross unrealized gains and losses of $19,661,064 and $7,195,873, respectively. The net unrealized gain on FMBs in the amount of $15,060,191 at December 31, 1998 consisted of gross unrealized gains and losses of $22,256,064 and $7,195,873, respectively.

NOTE 3 - Securitization Transactions

To raise additional capital to acquire additional FMBs, the Company has securitized certain FMBs through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Under this program, the Company transfers certain FMBs to Merrill Lynch. Merrill Lynch then deposits each FMB into an individual special purpose trust created to hold such asset, together with a Credit Enhancement Guarantee ("Guarantee"). Two types of securities are then issued by each trust, evidencing ownership in the FMBs and the Guarantee: (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOAT security at par (up to 99% of the underlying face amount of the FMB); and (2) Residual Interest Tax Exempt Securities ("RITES), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying FMBs from the trust. When the FMBs are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the FMBs from local issuers, deposit them in the trust, sell the P-FLOAT security to qualified investors and then the RITES to the Company.

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

In order to facilitate the securitization, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At September 30, 1999, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $41,027,000, $870,154 and $29,211,000, respectively.

During May and June 1999, the Company transferred six FMBs with an aggregate face amount of $52,807,000 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $52,807,000.

During June 1999, Merrill Lynch purchased three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $540,178 which includes bond selection fees and other transaction costs.

NOTE 4 - Other Bond Related Investments

The Company's other bond related investments consist of investment in RITES (see
Note 3). The Company accounts for its investments in RITES as available-for-sale debt securities under the provisions of SFAS 115. Accordingly, the RITES are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income, while other than temporary impairments are recorded in operations. Interest income is recognized as it accrues. The fair value of the RITES, which have a limited market, is estimated by management, utilizing quotes from external sources, such as brokers, for these or similar investments, as necessary. The following table provides certain information with respect to each of the RITES.

                                                           Face
                                                           Amount       Amortized        Fair
                                                          of RITES    Cost Basis at    Value at
FMB                          Date       Face Amount       Interest      September     September
Description/Location       Purchased       of FMB        Purchased       30, 1999      30, 1999
--------------------       ---------   ------------      ---------    -------------   ---------
Owned by the Company (not including its consolidated subsidiaries)

RITES-Avalon Court/
  Oakley, CA               6/17/99     $  8,240,000       $ 5,000       $197,616      $200,000
RITES-Meadowview Park/
  Santa Rosa, CA           6/17/99        6,250,000         5,000        151,846       160,000
RITES-The Courtyards/
  Santa Rosa, CA           6/17/99        7,940,000         5,000        190,716       200,000
                                       ------------       -------       --------      --------
                                       $ 22,430,000       $15,000       $540,178      $560,000
                                       ============       =======       ========      ========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 5 - Deferred Costs

The components of deferred costs are as follows:

                                                       September 30,    December 31,
                                                           1999             1998
                                                       -------------    ------------
Deferred bond selection costs                          $   8,957,115    $  6,355,252
Deferred costs relating to the Private Label Tender
  Option Program                                           3,415,127       3,054,995
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                     3,604,878               0
                                                       -------------    ------------
                                                          15,977,120       9,410,247

Less:  Accumulated amortization                           (2,942,234)     (2,404,282)
                                                       -------------    ------------

                                                       $  13,034,886    $  7,005,965
                                                       =============    ============

NOTE 6 - Minority Interest In Subsidiary

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. As of September 30, 1999, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to Charter Mac Owner Trust I (the "Owner Trust"). The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $157,000,000 at September 30, 1999, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $161,352,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

For financial accounting and reporting purposes, the equity in the Owner Trust represented by the Senior Certificate is classified as "minority interest in subsidiary (subject to mandatory redemption)" in the accompanying consolidated balance sheets. Income earned by the Owner Trust is allocated to the minority interest in an amount equal to the distributions through the Senior Certificate to the holders of the Floater Certificates. Such allocation of income is classified as "minority interest in income of subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the TOP are being amortized using the straight line method over 10 years, which approximates the average remaining term to maturity of the FMBs contributed to the Owner Trust.

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.3% for the period January 1, 1999 through September 30, 1999.

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

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust and Owner Trust, its two directly and indirectly-owned subsidiaries (see Note 6). In addition to contributing the ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,400,000 from the Preferred Offering have been and are being used to acquire and originate additional tax exempt assets for the Issuer. In the future, other FMBs, RITES or other directly or indirectly owned investments of the Company or its subsidiaries may be contributed to the Issuer.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

For financial accounting and reporting purposes, the Series A Cumulative Preferred Shares are classified as "Preferred shares of subsidiary (subject to mandatory repurchase)" in the accompanying consolidated balance sheets. Net income earned by the Issuer and its two subsidiaries is allocated to the holders of the Series A Cumulative Preferred Shares in an amount equal to the distributions to such holders. Such allocation of income is classified as "Income allocated to preferred shareholders of subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the issuance of the Series A Cumulative Preferred Shares are included in "Deferred Costs" (see
Note 5) and are being amortized using the straight line method over 50 years which is the term to the mandatory repurchase in 2049.

NOTE 8 - Capital Shares

Each independent trustee is entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. As of September 30, 1999 and December 31, 1998, 955 and 186 Shares, respectively, having an aggregate value of $12,500 and $2,500, respectively, have been issued to each independent trustee as compensation for their services.

NOTE 9 - Related Party Transactions

Pursuant to the Management Agreement, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) (i) bond selection fees equal to 2% of the principal amount of each FMB or other instrument acquired or originated by the Company; (ii) special distributions equal to .375% of the total invested assets of the Company; (iii) loan servicing fees equal to
 .25% of the outstanding principal amount of FMBs held by the Company (not including its consolidated subsidiaries) and .15% of the outstanding principal amount of FMBs held by the consolidated subsidiaries of the Company; (iv) management fees equal to .10% of the total invested assets of the consolidated subsidiaries of the Company; (v) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (vi) reimbursement of certain administrative costs incurred by the Manager and its affiliates on behalf of the Company. Fees payable to the Manager which are based on FMBs or assets of the Company include such FMBs or assets which are either held directly by the Company or held by other entities to whom the Company has trans-

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

ferred such FMBs or assets to facilitate financing. In addition, the Manager receives bond placement fees from the borrower in an amount equal to 1% to 1.5% of the principal amount of each FMB or other instrument acquired or originated by the Company, and affiliates of the Manager are part of a joint venture which has a development services agreement with the obligors of five FMBs.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                 Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                               -----------------------   -----------------------
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------

Bond selection fees            $1,518,710   $  932,892   $2,817,610   $1,552,092
Expense reimbursement              92,823       94,000      260,873      256,734
Loan servicing fees               218,938      218,746      618,225      654,079
Management fees                   133,362       36,454      328,931       52,699
Special distribution              540,172      382,799    1,434,413    1,060,166
                               ----------   ----------   ----------   ----------
                               $2,504,005   $1,664,891   $5,460,052   $3,575,770
                               ==========   ==========   ==========   ==========

General

The obligors of the Suntree, Players Club, River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson, Mountain Ranch, Hamilton Garden, Del Monte Pines, Greenbriar, Sycamore Woods, Avalon Court, The Courtyards, Meadowview Park, Casa Ramon, Lake Park, Lewis Place, Lennox Park, Chapel Ridge of Little Rock, Franciscan Riviera, Standiford, Douglas Pointe, Chapel Ridge of Texarkana and Tallwood FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With respect to three of the above FMBs, the Company owns the RITES (see Note 4).

As of September 30, 1999, the original owners of the Underlying Properties and obligors of the Cedar Creek, Cypress Run, Highpointe, Greenway Manor, Sunset Terrace, Pelican Cove, Loveridge, Sunset Downs, Sunset Creek and Sunset Village FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB or otherwise buy the property and payoff all or most of the FMB obligation.

NOTE 10 - Earnings Per Share

Basic net income per Share in the amount of $.28 and $.25 and $.81 and $.73 for the three and nine months ended September 30, 1999 and 1998, respectively, equals net income for the periods ($6,272,069 and $5,505,584 and $18,229,828 and $16,281,629, respectively), less the special allocations to the Manager ($597,491 and $434,027 and $1,602,367 and $1,212,381, respectively),

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

divided by the weighted average number of Shares outstanding for the periods (20,580,975 and 20,587,837 and 20,580,682 and 20,587,627, respectively).

As the Company had no contingently-issuable Shares or potentially dilutive securities outstanding at September 30, 1999 and 1998, diluted net income per share is the same as basic net income per share.

NOTE 11 - Commitments and Contingencies

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into a merger agreement pursuant to which ATEBT would merge with and into CM Holding Trust, a wholly-owned subsidiary of the Company. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of the Company.

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $27,572,000 and net assets of approximately $26,721,000 at September 30, 1999. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at September 30, 1999, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,466,770 shares at September 30, 1999) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

Consummation of the merger is subject to several conditions, including, without limitation, approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's Shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the first quarter of 2000.

The obligor of the Suntree and Players Club FMBs has entered into a contract to sell the underlying properties to an independent third party. Such sale is anticipated to occur prior to year end and will result in the redemption of the FMBs and repayment of mortgage loans securing the bonds. Net proceeds from the bond redemptions are currently being negotiated but are not anticipated to be less than the carrying amounts of the FMBs. This sale will also extinguish promissory note obligations for Players Club and Suntree of approximately $472,000 and $130,000, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE 12 - Subsequent Events

During the period October 1, 1999 through November 12, 1999 the Company acquired two FMBs for a purchase price of $7,655,000, not including bond selection fees and expenses of approximately $167,000. One of the FMBs is a taxable FMB acquired in connection with the purchase of a tax-exempt FMB. The taxable FMB is secured by the same Underlying Property which secures the associated tax-exempt FMB. Further information regarding the FMBs is as follows:

                                     Stated                      Face     No. of
                        Closing     Interest     Call Date/     Amount    Rental
Property/Location         Date        Rate     Maturity Date    of FMB    Units
-----------------         ----        ----     -------------    ------    -----

Tax-Exempt First Mortgage Bonds

Owned by Charter Mac Equity Issuer Trust

Country Lake            11/10/99      6.0%         7/1/00     $6,255,000   192
  /West Palm Beach, FL                             7/1/00

Taxable First Mortgage Bonds

Owned by the Company (not including its consolidated subsidiaries)

Lakes Edge at Walden    10/7/99      11.0%         6/1/00     $1,400,000   400
  /Miami, FL                                       8/1/10

On November 10, 1999, the Company made a taxable loan in the amount of $2,540,000 to the obligor of the Country Lake tax-exempt FMB. The taxable loan is secured by the same Underlying Property which secures the associated tax-exempt FMB. The loan bears interest at 13.0% and has a call date and maturity date of July 1, 2000 and June 1, 2027, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating First Mortgage Bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of September 30, 1999, the Company owned 66 FMBs and had net assets of approximately $326,710,000.

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

Due to the Company's low level of leverage, the Company has not been affected by the recent lack of liquidity that recently impaired mortgage REITs and its portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations. In general, the FMBs that the Company either originates or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. As of September 30, 1999, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 27 of those FMBs, with an aggregate principal amount of approximately $233,105,000, to Charter Mac Owner Trust I (the "Owner Trust"). The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $157,000,000 at September 30, 1999, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $161,352,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus current fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.3% for the period January 1, 1999 through September 30, 1999.

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

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed

Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust and Owner Trust, its two directly and indirectly-owned subsidiaries (see Note 6). In addition to contributing the ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,400,000 from the Preferred Offering have been and are being used to acquire and originate additional tax exempt assets for the Issuer. In the future, other FMBs, RITES or other directly or indirectly owned investments of the Company or its subsidiaries may be contributed to the Issuer.

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

During the period January 1, 1999 through November 12, 1999 the Company acquired 20 FMBs for an aggregate purchase price of approximately $126,056,000, not including bond selection fees and expenses of approximately $2,642,000. The purchases were financed by the TOP and the Preferred Offering.

To raise additional capital to acquire additional FMBs, the Company has securitized certain FMBs through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Under this program, the Company transfers certain FMBs to Merrill Lynch. Merrill Lynch then deposits each FMB into an individual special purpose trust created to hold such asset, together with a Credit Enhancement Guarantee ("Guarantee"). Two types of securities are then issued by each trust, evidencing ownership in the FMBs and the Guarantee: (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOAT security at par (up to 99% of the underlying face amount of the FMB); and (2) Residual Interest Tax Exempt Securities ("RITES), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying FMBs from the trust. When the FMBs are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the FMBs from local issuers, deposit them in the trust, sell the P-FLOAT security to qualified investors and then the RITES to the Company.

In order to facilitate the securitization, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At September 30, 1999, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $41,027,000, $870,154 and $29,211,000, respectively.

During May and June 1999, the Company transferred six FMBs with an aggregate face amount of $52,807,000 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $52,807,000.

During June 1999, Merrill Lynch purchased three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $540,178 which includes bond selection fees and other transaction costs.

On January 4, 1999, the obligor of the Countryside North FMB (the "Countryside North Obligor") completed a refinancing with an unaffiliated third party. The Countryside North Obligor then fully repaid its outstanding debt due to the Company totaling $5,135,417 including the FMB in the amount of $5,000,000, a $100,000 prepayment penalty and accrued interest due through the repayment date of $35,417 resulting in a loss on the repayment (including the prepayment penalty and the write off of bond selection fees and expenses) in the amount of $25,493 which is included in general and administrative expenses.

During the nine months ended September 30, 1999 cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $4,681,000. The decrease was primarily due to the purchase of FMBs ($118,401,000), purchase of other bond related investments ($540,000), increase in deferred bond selection costs ($2,736,000), the net purchase of temporary investments ($30,711,000), an increase in restricted cash and cash equivalents ($870,000), an increase in other assets relating to investing activities ($252,000), loans made to property ($307,000), distributions paid, ($16,233,000), an increase in deferred costs relating to the Private Label Tender Option Program ($360,000) and deferred costs relating to the issuance of preferred stock of subsidiary ($3,605,000) which exceeded cash provided by operating activities ($14,262,000), proceeds from repayment of an FMB ($5,100,000), an increase in minority interest ($7,000,000), proceeds from secured borrowings ($52,807,000), principal payments received from loans made to properties ($163,000) and the issuance of preferred stock of subsidiary ($90,000,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a loss on repayment of an FMB ($25,000) and net amortization ($707,000).

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

Effective September 8, 1999, the Crowne Pointe, Orchard Hills and Newport Village FMBs were modified to reflect: (i) a change in stated interest rate (from 8.0% to 7.25%); (ii) allow for a portion of deferred base (Newport) and other accrued interest through August 1999 to be paid at maturity or upon a sale or refinancing; and (iii) extend the maturity (to 2029) mandatory redemption (to
2011) and prepayment lock-out dates (to 2006). The contingent interest feature of the bonds was also modified. Although these modifications reduced the estimated fair value of the FMBs by approximately $2,495,000 each FMB's estimated fair value continues to exceed its amortized cost basis. The Company currently anticipates that it will modify other FMBs from time to time to generally reflect similar terms as those modified previously, where and as appropriate.

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

In November 1999, distributions of $1,523,750 ($33,861.11 per share) and $5,042,342 ($.245 per share), which were declared in September 1999, were paid to the preferred shareholders of subsidiary and shareholders of the Company, respectively, from cash flow from operations for the quarter ended September 30, 1999.

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into a merger agreement pursuant to which ATEBT would merge with and into CM Holding Trust, a wholly-owned subsidiary of the Company. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of the Company.

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $27,572,000 and net assets of approximately $26,721,000 at September 30, 1999. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at September 30, 1999, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,466,770 shares at September 30, 1999) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

Consummation of the merger is subject to several conditions, including, without limitation, approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's Shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the first quarter of 2000.

The obligor of the Suntree and Players Club FMBs has entered into a contract to sell the underlying properties to an independent third party. Such sale is anticipated to occur prior to year end and will result in the redemption of the FMBs and repayment of mortgage loans securing the bonds. Net proceeds from the bond redemptions are currently being negotiated but are not anticipated to be less than the carrying amounts of the FMBs. This sale will also extinguish promissory note obligations for Players Club and Suntree of approximately $472,000 and $130,000, respectively.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

For the three and nine months ended September 30, 1999 as compared to 1998, total revenues, total expenses and net income increased due to the net result of the acquisition of 35 FMBs during 1999 and 1998, the acquisition of three RITES during 1999 and the repayment of one FMB during 1999. The Company's results of operations for the three and nine months ended September 30, 1999 consisted primarily of the results of the Company's investment in 66 FMBs and three RITES. The Company's results of operations for the three and nine months ended September 30, 1998 consisted primarily of the results of the Company's investment in 45 FMBs.

Interest income from FMBs increased approximately $3,028,000 and $7,162,000 for the three and nine months ended September 30, 1999 as compared to 1998. Increases of $2,557,000 and $6,880,000 were due to the acquisition of 35 FMBs during 1999 and 1998 (the "1999 and 1998 Acquisitions"), decreases of $94,000 and $277,000 were due to the repayment of one FMB during 1999 (the "1999 Repayment") and decreases of $170,000 and $459,000 were due to the amortization of goodwill in 1999 and the accretion of excess of acquired net assets over cost in 1998, both relating to the Consolidation (see Note 1 to the consolidated financial statements). Excluding the above increases and decreases, interest income from FMBs increased approximately 12% and 6% for the three and nine months ended September 30, 1999 as compared to 1998. The increase for the three months was primarily due to the receipt of deferred base interest relating to prior periods with respect to three FMBs.

Interest income from other bond related investments was recorded for the three and nine months ended September 30, 1999 relating to three RITES purchased in June 1999.

Interest income from temporary investments increased approximately $499,000 and $653,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to higher invested cash balances in 1999.

Interest income from promissory notes increased approximately $16,000 and $58,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to loans made to the obligors of the Lakepoint and Shannon Lake FMBs since September 30, 1998.

Interest expense increased approximately $253,000 and decreased approximately $47,000 for the three and nine months ended September 30, 1999 as compared to 1998. The increase during the three months was primarily due to secured borrowings in 1999 which offset the decrease during the nine months which was primarily due to the repayment of the Interim Credit Facility in December 1998.

Loan servicing and asset management fees increased approximately $97,000 and $240,000 for the three and nine months ended September 30, 1999 as compared to 1998 due to increases of $100,000 and $249,000, respectively, and decreases of $3,000 and $9,000, respectively, relating to the 1999 and 1998 Acquisitions and the 1999 Repayment.

General and administrative expenses increased approximately $144,000 and $948,000 for the three and nine months ended September 30, 1999 as compared to 1998. These increases were primarily due to current fees relating to the TOP and an increase in audit/tax fees due to the 1999 and 1998 Acquisitions.

Amortization increased approximately $92,000 and $301,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to amortization of deferred bond selection costs relating to the 1999 and 1998 Acquisitions and amortization of deferred costs relating to the TOP.

Minority interest in income of subsidiary increased approximately $854,000 and $3,135,000 for the three and nine months ended September 30 1999 as compared to 1998 primarily due to a higher outstanding balance of the TOP during the three and nine months ended September 30, 1999.

Income allocated to preferred shareholders of subsidiary during the three and nine months ended September 30, 1999 relates to the Preferred Offering executed on June 29, 1999.

General

The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, Underlying Property performance, owner cooperation and projected legal costs.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $1,859,000 and $2,333,000 was not recognized for the nine months ended September 30, 1999 and 1998, respectively.

Cash Available for Distribution

The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from variations between generally accepted accounting principles ("GAAP") and cash received. One difference between CAD and GAAP is the amortization of loan origination costs, costs relating to the TOP, costs relating to the issuance of preferred stock of subsidiary and other intangible assets. These amounts have been excluded from CAD due to their noncash nature. Another difference is the noncash gain or loss associated with bond impairments, repayments and sales for GAAP purposes, which are not included in the calculation of CAD. During the nine months ended September 30, 1999, there was a loss on the repayment of one FMB which is included in general and administrative expenses. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the three and nine months ended September 30, 1999 and 1998 is summarized in the following table:

                                             Three Months Ended                    Nine Months Ended
                                                September 30,                         September 30,
                                       -------------------------------     -------------------------------
                                           1999              1998              1999              1998
                                       -------------------------------     -------------------------------
Sources of Cash
Interest income:
First mortgage bonds                   $  10,155,870     $   7,128,239     $  26,742,542     $  19,580,311
Other bond related investments               154,877                 0           177,255                 0
Temporary investments                        556,614            57,655           814,611           162,049
Promissory notes                             164,792           148,551           496,605           438,981
Net amortization (accretion)
 included in income                           70,457           (99,406)          160,953          (298,218)
                                       -------------     -------------     -------------     -------------

Total sources of cash                  $  11,102,610         7,235,039        28,391,966        19,883,123
                                       -------------     -------------     -------------     -------------

Uses of Cash
Total expenses, minority interest
   and income allocated to preferred
   shareholders of subsidiary              4,760,084         1,828,861        10,001,185         3,899,712
Less: Amortization included in
   expenses                                 (216,051)         (123,802)         (546,105)         (244,792)
   Loss on repayment  of the
     Countryside North FMB                         0                 0           (25,493)                0
                                       -------------     -------------     -------------     -------------

Total uses of cash                         4,544,033         1,705,059         9,429,587         3,654,920
                                       -------------     -------------     -------------     -------------

Cash available for distribution            6,558,577         5,529,980        18,962,379        16,228,203

Less: distributions to the Manager          (540,175)         (382,802)       (1,434,421)       (1,060,174)
                                       -------------     -------------     -------------     -------------

Cash available for distribution to
   shareholders                        $   6,018,402     $   5,147,178     $  17,527,958     $  15,168,029
                                       =============     =============     =============     =============

Distributions to shareholders $            5,042,349     $   4,735,203     $  15,024,122     $  14,205,522
                                       =============     =============     =============     =============

Payout ratio                                    83.8%             92.0%             85.7%             93.7%
                                       =============     =============     =============     =============

Cash flows from:
   Operating activities                $   8,294,642     $   5,767,914     $  14,262,356     $  16,813,720
                                       =============     =============     =============     =============

   Investing activities                $ (56,731,770)    $ (43,315,584)    $(148,552,688)    $ (80,104,093)
                                       =============     =============     =============     =============

   Financing activities                $  (5,734,784)    $  38,206,717     $ 129,609,263     $  63,049,039
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

Year 2000 Compliance

The year 2000 compliance issue concerns the potential inability of certain computerized systems to accurately record dates after 1999. The Company utilizes the computer services of an affiliate of the Manager. The affiliate of the Manager has upgraded its computer information systems to be year 2000 compliant and beyond. The affiliate of the Manager recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations which experienced problems during the testing process were corrected with an upgrade patch. The costs incurred by the Manager are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates, primarily Bond Market Association ("BMA") and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under these financing programs, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $209,807,000 outstanding under these financing programs at September 30, 1999, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $1,049,000; a 1.0% increase in BMA would decrease annual net income by approximately $2,098,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the FMBs, in the same amounts as described above. During June of 1999, the Company completed a $90 million Preferred Offering. These preferred shares carry a fixed dividend rate of 6 5/8% through June 30, 2009, and so are not impacted by changes in market interest rates.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of FMBs and RITES. The Company estimates the fair value for each FMB or RITE as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the company's FMBs or RITES will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs and RITES from its September 30, 1999 value of $569,487,941 to approximately $496,607,000. A 1% decline in interest rates would increase the value of the September 30, 1999 portfolio to approximately $666,309,000. Changes in the estimated fair value of the FMBs and RITES do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

           3.1(f) Agreement dated as of April 15, 1999 between Charter Municipal Mortgage Acceptance Company and Melvyn I. Weiss, Esq. and Lawrence A. Sucharow, Esq., as Class Counsel co-chairmen (incorporated by reference to the Company's current report on Form 8-K filed with the Commission on April 29, 1999

           10(aaaar)    First Mortgage Bond dated as of March 26, 1999, with
                        respect to the Hamilton Garden Apartments Project, in the principal amount of $6,400,000 (incorporated by reference to Exhibit 10 (aaaar) in the Company's March
                        31, 1999 Quarterly Report on Form 10-Q)

           10(aaaas)    First Mortgage Bond dated as of May 6, 1999, with
                        respect to the Del Monte Pines Apartments Project, in the principal amount of $11,000,000 (incorporated by reference to Exhibit 10 (aaaas) in the Company's June
                        30, 1999 Quarterly Report on Form 10-Q)

           10(aaaat)    First Mortgage Bond dated as of May 6, 1999, with
                        respect to the Greenbriar Apartments Project, in the principal amount of $9,585,000 (incorporated by reference to Exhibit 10 (aaaat) in the Company's June
                        30, 1999 Quarterly Report on Form 10-Q)

           10(aaaau)    Taxable First Mortgage Bond dated as of May 6, 1999,
                        with respect to the Greenbriar Apartments Project, in the principal amount of $2,015,000 (incorporated by reference to Exhibit 10 (aaaau) in the Company's June
                        30, 1999 Quarterly Report on Form 10-Q)

           10(aaaav)    First Mortgage Bond dated as of May 6, 1999, with
                        respect to the Sycamore Woods Apartments Project, in the principal amount of $9,415,000 (incorporated by reference to Exhibit 10 (aaaav) in the Company's June
                        30, 1999 Quarterly Report on Form 10-Q)

           10(aaaaw)    First Mortgage Bond dated as of June 8, 1999, with
                        respect to the Lake Park Apartments Project, in the principal amount of $3,638,000 (incorporated by reference to Exhibit 10 (aaaaw) in the Company's June
                        30, 1999 Quarterly Report on Form 10-Q)

           10(aaaax)    First Mortgage Bond dated as of June 8, 1999, with
                        respect to the Casa Ramon Apartments Project, in the principal amount of $4,744,000 (incorporated by reference to Exhibit 10 (aaaax) in the Company's June
                        30, 1999 Quarterly Report on Form 10-Q)

           10(aaaay)    First Mortgage Bond dated as of June 22, 1999, with
                        respect to the Lewis Place at Ironwood Project, in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10 (aaaay) in the Company's June
                        30, 1999 Quarterly Report on Form 10-Q)

           10(aaaaz)    Charter Mac Equity Issuer Trust, 6 5/8% Series A
                        Cumulative Preferred Shares, Purchase Agreement, dated
                        June 14, 1999 (incorporated by reference to Exhibit 10
                        (aaaaz) in the Company's June 30, 1999 Quarterly Report on Form 10-Q)

           10(aaaaaa)   First Mortgage Bond dated as of July 1, 1999, with
                        respect to the Lakes Edge at Walden Project, in the principal amount of $14,850,000 (filed herewith)

           10(aaaaab)   First Mortgage Bond dated as of July 29, 1999, with
                        respect to the Lenox Park Apartments Project, in the principal amount of $13,000,000 (filed herewith)

           10(aaaaac)   First Mortgage Bond dated as of August 12, 1999, with
                        respect to the Chapel Ridge of Little Rock Project, in the principal amount of $5,600,000 (filed herewith)

           10(aaaaad)   First Mortgage Bond dated as of August 24, 1999, with
                        respect to the Riviera Apartments Project, in the principal amount of $6,587,500 (filed herewith)

           10(aaaaae)   First Mortgage Bond dated as of August 31, 1999, with
                        respect to the Garfield Park Apartments Project, in the principal amount of $3,260,000 (filed herewith)

           10(aaaaaf)   Restated First Mortgage Bond dated as of December 31,
                        1986, with respect to the Crowne Pointe Apartments
                        Project, in the principal amount of $5,075,000 (filed herewith)

           10(aaaaag)   Restated First Mortgage Bond dated as of February 11,
                        1987, with respect to the Newport Village Apartments
                        Project, in the principal amount of $13,000,000 (filed herewith)

           10(aaaaah)   Restated First Mortgage Bond dated as of December 31,
                        1986, with respect to the Orchard Hills Apartments
                        Project, in the principal amount of $5,650,000 (filed herewith)

           10(aaaaai)   First Mortgage Bond dated as of September 20, 1999, with
                        respect to the Standiford Gardens Apartments Project, in the principal amount of $9,520,000 (filed herewith)

           10(aaaaaj)   First Mortgage Bond dated as of September 28, 1999, with
                        respect to the Douglas Pointe Apartments Project, in the principal amount of $7,100,000 (filed herewith)

           10(aaaaak)   First Mortgage Bond dated as of September 29, 1999, with
                        respect to the Chapel Ridge of Texarkana Project, in the principal amount of $5,800,000 (filed herewith)

           10(aaaaal)   First Mortgage Bond dated as of September 30, 1999, with
                        respect to the Tallwood Project, in the principal amount of $6,205,000 (filed herewith)

           27           Financial Data Schedule (filed herewith).

           99           Amended and Restated Trust Agreement by and among J.
                        Michael Fried, Stuart J. Boesky, Alan P. Hirmes, Robert
                        W. Grier and Andrew T. Panaccione as Managing Trustees, Charter Municipal Mortgage Acceptance Company and Wilmington Trust Company, as Registered Trustee dated June 22, 1999 relating to Charter Mac Equity Issuer Trust (incorporated by reference to Exhibit 99 in the Company's June 30, 1999 Quarterly Report on Form 10-Q)


      (b)  Reports on Form 8-K

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: November 12, 1999             By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President
                                        and Chief Operating Officer


Date: November 12, 1999             By: /s/ John B. Roche
                                        -----------------
                                        John B. Roche
                                        Chief Financial Officer
                                        and Chief Accounting Officer