Form 10-K
period 2000-01-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2000-03-31
CIK 1043325

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                        OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:
                Title of each class
       --------------------------------------
       Shares of Beneficial Interest

       Name of each exchange on which registered:
       -----------------------------------------
       American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
       None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The approximate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2000 was $242,342,101, based on a price of $11 15/16 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

       As of March 9, 2000 there were 20,582,628 outstanding shares of the Registrant's shares of beneficial interest.
                        DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on June 14, 2000, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 53
Page 1 of 96

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

                                      PART I
Item 1.  Business.

GENERAL

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of December 31, 1999, the Company owned a portfolio of 69 FMBs.

The Underlying Properties securing the bonds are garden apartments located in nineteen metropolitan markets in fourteen states. The properties, range in size from 70 units to 550 units with an average size of 231 units. All of the properties have an amenity package, competitive for their respective markets, with many including swimming pools, clubhouses, exercise rooms and tennis courts. As of December 31, 1999 there are 30 FMBs with Underlying Properties either under construction or undergoing major rehabilitation. The remaining properties in the portfolio are completed and have stabilized occupancies. The stabilized portfolio as of February 27, 2000 reports an average occupancy of 95.6%.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage- backed securities. Rather, the Company utilizes low levels of leverage and generally invests in or acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company did not experience the ill-effects associated with the volatile interest rate environment during 1999 and 1998.

Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1.

Due to the Company's low level of leverage, the Company has not been affected by the lack of liquidity that recently impaired mortgage REITs and its portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations. In general, the FMBs that the Company either invests in or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

ORGANIZATION

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries and, for references prior to October 1, 1997, refers to Tax Exempt II. Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to their Partnership in the Consolidation. The Shares commenced trading on the American Stock Exchange on October 1, 1997 under the symbol "CHC". As of December 31, 1999, there were 20,580,986 Shares outstanding.

For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, was deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $158,129,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company prior to October 1, 1997 (the date of the Consolidation) is only with respect to Tax Exempt II. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Tax Exempt II and the other Partnerships pursuant to the Consolidation. Prior to the Consolidation, Tax Exempt II was a limited partnership which was formed under the laws of the State of Delaware on April 11, 1986. The general partners of Tax Exempt II were Related Tax Exempt Associates II, Inc., a Delaware corporation (the "Related General Partner"), and Prudential Bache Properties, Inc. ("PBP"). The general partners managed and controlled the affairs of Tax Exempt II prior to the Consolidation.

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. Through the Manager, Related offers the Company a core group of experienced staff and executive management, who provide the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to small-capitalized, self-managed companies.

BUSINESS PLAN

In order to generate increased tax exempt income and, as a result, enhance the value of the Company's Shares, the Company intends to invest in or acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will invest in or acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related. The Manager is a single purpose affiliate of Related which is controlled by the same individuals and entities which own Related. The Manager benefits from its affiliation with Related because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of first mortgage bonds the Company could invest in or acquire. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $9.0 billion. According to the 1999 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.

During 1999, the Company's growth was financed by the Private Label Tender Option Program ("TOP"), the Preferred Offering and securitization transactions (see below) as well as funds generated from operations in excess of distributions. The Company's continued growth will be financed by the TOP or similar programs, additional securitization transactions and funds generated from operations in excess of distributions. In addition, before the end of 2000, the Company expects to raise funds through an equity offering; however, there can be no assurance that this initiative will be successful. During 1999, the Company acquired 23 FMBs and received repayments of three FMBs (see "First Mortgage Bond Repayments" below). Three of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs.

STRUCTURE OF ORIGINAL FIRST MORTGAGE BONDS

The original 31 FMBs (owned at the date of the Consolidation) with an aggregate face amount of $348,602,428, call for interest only debt service payments during their respective terms (which generally are 24 to 30 years from issuance or re-issuance) with repayment of principal due in a lump sum "balloon" payment at the expiration of their respective terms or upon sale or refinancing. The newly acquired bonds call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules. The Company generally has the right to require redemption approximately 12 to 15 years from issuance or re-issuance and obligors generally are locked out of prepayment for seven to ten years from issuance or re-issuance.

In addition to the stated base rates of interest, 28, 28 and 26 of the FMBs at December 31, 1999, 1998 and 1997, respectively, provided for "contingent interest" which is equal to: (i) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (ii) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest on the FMBs are exempt from federal income taxation. During the years ended December 31, 1999, 1998 and 1997, five, six and five FMBs, paid contingent interest amounting to approximately $728,000, $960,000 and $353,000, respectively. FMBs that contain provisions for contingent interest are referred to as "participating"; FMBs lacking this provision are "non-participating".

In December 1999, two of the original 31 FMBs were repaid (see "First Mortgage Bond Repayments", below).

STRUCTURE OF MODIFIED FIRST MORTGAGE BONDS

Effective September 8, 1999, the Crowne Pointe, Orchard Hills and Newport Village FMBs were modified to: (i) change the stated interest rate (from 8.0% to 7.25%); (ii) allow for a portion of deferred base (Newport) and other accrued interest through August 1999 to be paid at maturity or upon a sale or refinancing; and (iii) extend the maturity (to 2029) mandatory redemption (to
2011) and prepayment lock-out dates (to 2006). The contingent interest feature of the bonds was also modified. These modifications resulted in realized losses on impairment in the amounts of $21,000, $23,000 and $54,000, respectively, to write down the cost basis of each FMB to its then estimated fair value.

Effective December 1, 1999, the obligor under the Cypress Run FMB, an affiliate of the Manager, was transferred to a third party who provided new capital in the amount of $1,813,000. This new capital will be used primarily to provide for repairs to the property as well as costs of the transaction. Repairs are expected to be completed within the next 6-9 months. In conjunction with this transfer and infusion of capital, it is anticipated that the FMB will be formally modified within 6 to 9 months, subject to the approval of the local issuer of the FMB. In the interim, the property will continue to operate pursuant to a forbearance agreement with the Company which calls for a 5.5% minimum annual interest rate. The anticipated modification of this FMB resulted in a realized loss on impairment in the amount of $406,796, to write down the cost basis of this FMB to its estimated fair value.

Effective December 16, 1999, the obligors under the Sunset Terrace, Sunset Downs, Sunset Creek and Sunset Village FMB's (together "the Sunset FMBs"), affiliates of the Manager, transferred their interests, pursuant to a sale of stock, to a third party equity investor. Pursuant to such transfer, the Company entered into a modification agreement (subject to issuer approval) with the new obligor that calls for an annual base rate of 5.48% on the FMBs. Pursuant to the terms of the transaction, the Company received a payment on December 30, 1999 of $1,500,000 in full settlement of all accrued and unpaid base interest on the Sunset FMBs. In addition, in consideration for the waiver of the payment requirement for the payment of past and future contingent interest, a payment of $1,000,000 is expected on or before March 31, 2000. In connection with the transaction, it is expected that the new obligor will invest $800,000-$1,000,000 for physical improvements to the properties. The modifications of the Sunset Terrace, Sunset Downs and Sunset Village FMBs resulted in realized losses on impairment in the amounts of $309,850, $516,000 and $528,396, respectively, to write down the cost basis of each of these FMBs to their estimated fair values. The estimated fair value of the Sunset Creek FMB continues to exceed its amortized cost basis.

In addition to the above FMBs, ten of the Company's other FMBs with an aggregate face amount of $130,025,000, have previously been modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers. The Company may modify other FMBs to reflect generally similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

STRUCTURE OF NEW FIRST MORTGAGE BONDS

Newly acquired FMBs (bonds acquired after October 1, 1997) will generally bear a fixed base interest rate and, to the extent permitted by existing regulations, they may or may not also provide for contingent interest and other features. Terms are expected to be 5 to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (5 to 7 years with up to 6 month's notice). In some cases, the newly acquired bonds call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules.

New FMBs are generally not expected to be subject to optional prepayment during the first 5-10 years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the outstanding principal balance, declining by 1% per annum. Certain new FMBs may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company (as defined in its trust agreement) may be invested in FMBs secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to new FMBs acquired after the Consolidation. In selected circumstances and generally only in connection with the acquisition of tax-exempt FMBs the Company may acquire a small amount of taxable bonds (i) which the Company may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds (see "Recent Legislation", below) and (ii) to fund certain costs associated with the issuance of FMBs, that under current law cannot be funded by FMBs.

Since October 1, 1997, the Company has acquired 38 tax-exempt FMBs with an aggregate face amount of $284,162,100, one of which was repaid in January 1999 (see "First Mortgage Bond Repayments" below), and three taxable FMBs with an aggregate face amount of $3,790,000.

FIRST MORTGAGE BOND REPAYMENTS

On January 4, 1999, the obligor of the Countryside North FMB (the "Countryside North Obligor") completed a refinancing with an unaffiliated third party. The Countryside North Obligor then fully repaid its outstanding debt due to the Company totaling $5,135,417 including the FMB in the amount of $5,000,000, a $100,000 prepayment penalty and accrued interest due through the repayment date of $35,417 resulting in a loss on the repayment (including the prepayment penalty and the write off of unamortized bond selection costs) in the amount of $25,493.

On December 26, 1999, the obligor of the Players Club and Suntree FMBs (together the "Players Club/Suntree Obligor") completed a sale of the properties to an independent third party. The Players Club/Suntree Obligor then repaid the FMBs with face amounts of $9,700,000 and $7,500,000, respectively, in the amounts of $8,790,000 and $7,500,000 resulting in losses on the repayment (including the write off of unamortized bond selection costs) in the amounts of $376,496 and $61,158. In addition, the Players Club/Suntree Obligor also repaid promissory note obligations in the amounts of $472,128 and $88,618. The Players Club/Suntree Obligor has no further obligation to the company under the FMBs.

FIRST MORTGAGE BONDS - GENERAL

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

In order to protect the tax-exempt status of the FMBs, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

No single FMB provided interest income which exceeded 10% of the Company's total revenue for the years ended December 31, 1999, 1998 and 1997, except for the Bristol Village FMB which provided 10% of total revenue in 1997.

Based on the face amount of FMBs at December 31, 1999, approximately 26% of the Underlying Properties are located in California, 14% are located in Florida, 10% are located in Missouri and 10% are located in Georgia. No other states comprise more than 10% of the total face amount at December 31, 1999. Based on the face amount of FMBs at December 31, 1998, approximately 23% of the Underlying Properties were located in California, 15% were located in Florida, 14% were located in Missouri, 10% were located in Georgia and 10% were located in Minnesota. No other states comprised more than 10% of the total face amount at December 31, 1998.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of December 31, 1999, the face amount of such advances was $15,330,075, their rates range from 8% to 13% and their carrying value was $10,148,060, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000. Such advances with an aggregate face amount of $5,384,808, rates ranging from 8% to 10% and an aggregate carrying amount of $217,996 were advanced to obligors which are affiliates of the Manager.

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these four FMBs at December 31, 1999 and 1998 was approximately $41,465,000 and $42,323,000, respectively and the income earned from them for the years ended December 31, 1999, 1998 and 1997 was approximately $2,991,000, $3,106,000 and $2,093,000, respectively.

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of December 31, 1999.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,916,000, $3,047,000 and $2,415,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999, the Company and its consolidated subsidiaries owned 69 FMBs (26 participating FMBs and 43 non-participating FMBs). Three of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs. The taxable FMBs are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. The following table provides certain information with respect to each of the FMBs.

                                                                                                         Fair Value       Stated
                                                                 Closing            Face Amount         at December      Interest
Property                             Location                      Date                of FMB           31, 1999 (A)       Rate*
--------                             --------                    -------            -----------         ------------     --------
Tax-Exempt First Mortgage Bonds
-------------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Highpointe Club (K)(N)               Harrisburg, PA              7/29/86             $  8,900,000       $  5,769,000       8.50%
                                                                                     ------------       ------------
Owned by Charter Mac Equity Issuer Trust (H)
--------------------------------------------

Barnaby Manor (P)(S)                 Washington, DC              11/23/99               4,500,000          4,500,000       7.375
Casa Ramon (P)                       Orange County, CA           6/8/99                    50,000(Q)          52,000       7.50
Chapel Ridge of                      Little Rock, AR             8/12/99                5,600,000          5,481,000       7.125
 Little Rock (O)(S)
Chapel Ridge of                      Texarkana, AR               9/29/99                5,800,000          5,876,000       7.375
 Texarkana (O)(S)
Country Lake (P)                     West Palm Beach, FL         11/9/99                6,255,000          6,255,000       (V)
Del Monte Pines (R)(P)               Fresno, CA                  5/6/99                11,000,000         10,275,000       6.80
Douglas Pointe(O)(S)(R)              Miami, FL                   9/28/99                7,100,000          6,827,000       7.00
Forest Hills (R)(P)                  Garner, NC                  12/15/98               5,930,000          5,804,000       7.125
Fort Chaplin (P)                     Washington, DC              12/21/99              25,800,000         25,800,000       6.90
Franciscan Riviera (P)(R)            Antioch, CA                 8/24/99                6,587,500          6,447,000       7.125
Garfield Park (P)                    Washington, DC              8/31/99                3,260,000          3,247,000       7.25
Greenbriar (M)(P)                    Concord, CA                 5/6/99                 9,585,000          9,052,000       6.875
Hamilton Gardens (R)(P)              Hamilton, NJ                3/26/99                6,400,000          6,264,000       (U)
Lake Jackson (R)(O)(S)               Lake Jackson, TX            12/22/98              10,934,000         10,513,000       7.00
Lakemoor (O) (S)                     Durham, NC                  12/23/99               9,000,000          9,000,000       7.25
Lake Park (P)                        Turlock, CA                 6/8/99 (T)             3,638,000          3,623,000       7.25
Lakes Edge At Walden
  (P)(M)                             Miami, FL                   7/1/99                14,850,000         14,075,000       6.90
Lennox Park (O)(S)(M)                Gainesville, GA             7/29/99               13,000,000         12,143,000       6.80
Lewis Place (O)(S)(M)                Gainsville, FL              6/22/99                4,000,000          3,709,000       (I)
Mountain Ranch (R)(O)                Austin, TX                  12/23/98               9,128,000          8,934,000       7.125
Standiford (P)(R)                    Modesto, CA                 9/20/99                9,520,000          9,317,000       7.125
Sunset Creek (M)(K)                  Lancaster, CA               3/25/88                8,275,000          6,225,000       8.50
Sunset Village (M)(K)                Lancaster, CA               3/25/88               11,375,000          8,557,000       8.50
Sycamore Woods (R)(P)                Antioch, CA                 5/6/99                 9,415,000          8,891,000       6.875
Tallwood (O)(S)(R)                   Virginia Beach, VA          9/30/99                6,205,000          6,179,000       7.25
                                                                                      -----------        -----------

                                                                                      207,207,500        197,046,000
                                                                                      -----------        -----------
                                               Minimum                Average                              Rental
                                             Pay Rate at              Interest         Occupancy          Rates at         Year
                                              December               Rate Paid        at February         December        of Con-
Property                                      31, 1999*              for 1999*         20, 2000           31, 1999       struction
--------                                     -----------             ---------        -----------         --------       ---------
Tax-Exempt First Mortgage Bonds
-------------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Highpointe Club (K)(N)                          (W)                    4.72%              97%             $550-725          1991

Owned by Charter Mac Equity Issuer Trust (H)
--------------------------------------------

Barnaby Manor (P)(S)                            7.375%                 7.375               0              -                 1974
Casa Ramon (P)                                  7.50                   7.50                0              -                 1976
Chapel Ridge of                                 7.125                  7.125               0              -                 (Y)
  Little Rock (O)(S)
Chapel Ridge of                                 7.375                  7.375               0              -                 (Y)
  Texarkana (O)(S)
Country Lake (P)                                6.00                   6.00              100              657-983           1985
Del Monte Pines (R)(P)                          6.80                   6.80               57.7            388-538           1975
Douglas Pointe(O)(S)(R)                         7.00                   7.00                0              -                 (Y)
Forest Hills (R)(P)                             7.125                  7.13               68.4            550-650           1982
Fort Chaplin (P)                                6.90                   6.90               16.9            450-1100          (X)
Franciscan Riviera (P)(R)                       7.125                  7.125              67.2            640-780           1972
Garfield Park (P)                               7.25                   7.25               87.2            585-695           1970
Greenbriar (M)(P)                               6.875                  6.875              68              400-975           1966
Hamilton Gardens (R)(P)                         7.625                  7.625              92.4            625-730           1941
Lake Jackson (R)(O)(S)                          7.00                   7.00               46.5            525-1045          (Y)
Lakemoor (O) (S)                                7.25                   7.25                0              -                 (Y)
Lake Park (P)                                   7.25                   7.25              100              452-622           1973
Lakes Edge At Walden
  (P)(M)                                        6.90                   6.90               95.8            677-898           1986
Lennox Park (O)(S)(M)                           6.80                   6.80                0              -                 (Y)
Lewis Place (O)(S)(M)                           6.75                   6.75               13.4            529-611           (Y)
Mountain Ranch (R)(O)                           7.125                  7.13                0              -                 (Y)
Standiford (P)(R)                               7.125                  7.125              56.3            455-625           1970
Sunset Creek (M)(K)                             5.48                   8.68               93.1            455-755           1989
Sunset Village (M)(K)                           5.48                   8.68               93.5            495-755           1989
Sycamore Woods (R)(P)                           6.875                  6.875              58.7            640-975           1970
Tallwood (O)(S)(R)                              7.25                   7.25                0              -                 (Y)

                                                                     Comparable
                                                                     Competing
                                               No. of                Properties
                                               Rental                  within
Property                                        Units                 Location
--------                                       ------                ----------
Tax-Exempt First Mortgage Bonds
-------------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Highpointe Club (K)(N)                           240                      24

Owned by Charter Mac Equity Issuer Trust (H)
--------------------------------------------

Barnaby Manor (P)(S)                             124                     158
Casa Ramon (P)                                    75                      43
Chapel Ridge of                                  128                      83
  Little Rock (O)(S)
Chapel Ridge of                                  144                      26
  Texarkana (O)(S)
Country Lake (P)                                 192                      44
Del Monte Pines (R)(P)                           366                     256
Douglas Pointe(O)(S)(R)                          176                     184
Forest Hills (R)(P)                              136                       5
Fort Chaplin (P)                                 495                     158
Franciscan Riviera (P)(R)                        129                      17
Garfield Park (P)                                 94                     158
Greenbriar (M)(P)                                199                      81
Hamilton Gardens (R)(P)                          174                      16
Lake Jackson (R)(O)(S)                           160                      10
Lakemoor (O) (S)                                 160                      89
Lake Park (P)                                    104                      24
Lakes Edge At Walden
  (P)(M)                                         400                     184
Lennox Park (O)(S)(M)                            292                      15
Lewis Place (O)(S)(M)                            112                      91
Mountain Ranch (R)(O)                            212                     453
Standiford (P)(R)                                249                      63
Sunset Creek (M)(K)                              148                      37
Sunset Village (M)(K)                            204                      37
Sycamore Woods (R)(P)                            186                      17
Tallwood (O)(S)(R)                               120                      86



                                                                                                         Fair Value       Stated
                                                                 Closing            Face Amount         at December      Interest
Property                             Location                      Date                of FMB           31, 1999 (A)       Rate*
--------                             --------                    -------            -----------         ------------     --------
Owned by Charter Mac Origination Trust I (H)(L)
-----------------------------------------------

Bay Club (K)                         Mt. Pleasant, SC            9/11/86                6,400,000          7,253,000       8.25
Clarendon Hills (K)                  Hayward, CA                 12/8/86               17,600,000         13,599,000       5.52
Cypress Run (K)                      Tampa, FL                   8/14/86               15,402,428         13,576,000       8.50
East Ridge (K)                       Mt. Pleasant, SC            5/20/86                8,700,000          9,859,000       8.25
Greenway Manor (K)(N)                St. Louis, MO               10/9/86               12,850,000         15,003,000       8.50
The Lakes (K)                        Kansas City, MO             12/30/86              13,650,000          9,821,000       4.87
Loveridge (K)(N)                     Contra Costa, CA            11/13/86               8,550,000          6,459,000       8.00
Martin's Creek (K)                   Summerville, SC             5/20/86                7,300,000          8,273,000       8.25
                                                                                      -----------        -----------

                                                                                       90,452,428         83,843,000
                                                                                      -----------        -----------
                                               Minimum                Average                              Rental
                                             Pay Rate at              Interest         Occupancy          Rates at         Year
                                              December               Rate Paid        at February         December        of Con-
Property                                      31, 1999*              for 1999*         20, 2000           31, 1999       struction
--------                                     -----------             ---------        -----------         --------       ---------
Owned by Charter Mac Origination Trust I (H)(L)
-----------------------------------------------

Bay Club (K)                                    8.25                  10.11               94.0            635-805           1987
Clarendon Hills (K)                             5.52                   6.48               99.6            950-1600          1989
Cypress Run (K)                                 5.50                    .68               87.6            460-775           1988
East Ridge (K)                                  8.25                   8.24               88.9            615-875           1986
Greenway Manor (K)(N)                           8.50                   8.64               95.8            520-620           1987
The Lakes (K)                                   4.87                   6.71               92.4            475-675           1989
Loveridge (K)(N)                                (W)                    5.00               88.3            640-875           1987
Martin's Creek (K)                              8.25                   8.25               98.0            470-770           1986

                                                                     Comparable
                                                                     Competing
                                               No. of                Properties
                                               Rental                  within
Property                                        Units                 Location
--------                                       ------                ----------
Owned by Charter Mac Origination Trust I (H)(L)
-----------------------------------------------

Bay Club (K)                                     164                      12
Clarendon Hills (K)                              285                      99
Cypress Run (K)                                  408                     247
East Ridge (K)                                   200                      12
Greenway Manor (K)(N)                            312                     172
The Lakes (K)                                    400                     152
Loveridge (K)(N)                                 148                      18
Martin's Creek (K)                               200                      13



                                                                                                         Fair Value       Stated
                                                                 Closing            Face Amount         at December      Interest
Property                             Location                      Date                of FMB           31, 1999 (A)       Rate*
--------                             --------                    -------            -----------         ------------     --------
Owned by Charter Mac Owner Trust I (J) (H)
------------------------------------------

Bedford Square                       Clovis, CA                  8/25/98                3,850,000          3,371,000       (D)
Bristol Village                      Bloomington, MN             7/31/87               17,000,000         17,513,000       7.50
Carrington Pointe                    Los Banos, CA               9/24/98                3,375,000          2,955,000       6.375
Cedarbrook                           Hanford, CA                 4/28/98                2,840,000          2,779,000       7.125
Cedar Creek (K)(N)                   McKinney, TX                12/29/86               8,100,000          9,457,000       8.50
Cedar Pointe (K)                     Nashville, TN               4/22/87                9,500,000          9,134,000       7.00
College Park (O)(S)                  Naples, FL                  7/15/98               10,100,000          9,711,000       (C)
Crowne Pointe (K)                    Olympia, WA                 12/31/86               5,075,000          5,054,000       7.25
Falcon Creek (O)(S)                  Indianapolis, IN            9/14/98                6,144,600          6,119,000       (F)
Gulfstream (P)                       Dania, FL                   7/22/98                3,500,000          3,486,000       7.25
Highland Ridge (K)                   St. Paul, MN                2/02/87               15,000,000         14,938,000       7.25
Jubilee Courtyards                   Florida City, FL            9/15/98                4,150,000          4,062,000       (G)
Lakepoint (K)                        Stone Mountain, GA          11/18/87              15,100,000         12,445,000       6.00
Madalyn Landing (O)(S)               Palm Bay, FL                11/13/98              14,000,000         13,461,000       7.00
The Mansion                          Independence, MO            5/13/86               19,450,000         19,678,000       7.25
Marsh Landings (P)(S)                Portsmouth, VA              5/20/98                6,050,000          6,025,000       7.25
Newport Village (K)                  Tacoma, WA                  2/11/87               13,000,000         12,946,000       7.25
North Glen (K)                       Atlanta, GA                 9/30/86               12,400,000         12,775,000       (AA)
Northpointe Village (P)              Fresno, CA                  8/25/98               13,250,000         13,650,000       (E)
Ocean Air (P)(S)                     Norfolk, VA                 4/20/98               10,000,000          9,959,000       7.25
Orchard Hills (K)                    Tacoma, WA                  12/31/86               5,650,000          5,627,000       7.25
Orchard Mill (K)                     Atlanta, GA                 12/31/86              10,500,000         10,517,000       7.50
Pelican Cove (K)(N)                  St Louis, MO                2/27/87               18,000,000         19,780,000       8.00
Phoenix                              Stockton, CA                4/28/98                3,250,000          3,181,000       7.125
River Run (K)                        Miami, FL                   8/7/87                 7,200,000          7,912,000       8.00
Shannon Lake (K)                     Atlanta, GA                 6/26/87               12,000,000         11,538,000       (B)
Silvercrest                          Clovis, CA                  9/24/98                2,275,000          2,227,000       7.125
Stone Creek (O)(S)                   Watsonville, CA             4/28/98                8,820,000          8,632,000       7.125
Sunset Downs (K)                     Lancaster, CA               2/11/87               15,000,000         11,284,000       8.00
Sunset Terrace (K)                   Lancaster, CA               2/12/87               10,350,000          7,786,000       8.00
Thomas Lake                          Eagan, MN                   9/02/86               12,975,000         13,367,000       7.50
Willow Creek (K)                     Ames, IA                    2/27/87                6,100,000          6,075,000       7.25
                                                                                      -----------        -----------

                                                                                      304,004,600        297,444,000
                                                                                      -----------        -----------

Subtotal - Tax-Exempt First Mortgage Bonds                                            610,564,528        584,102,000
                                                                                      -----------        -----------
                                               Minimum                Average                              Rental
                                             Pay Rate at              Interest         Occupancy          Rates at         Year
                                              December               Rate Paid        at February         December        of Con-
Property                                      31, 1999*              for 1999*         20, 2000           31, 1999       struction
--------                                     -----------             ---------        -----------         --------       ---------
Owned by Charter Mac Owner Trust I (J) (H)
------------------------------------------

Bedford Square                                  7.00                   7.00               96.1            388-466           (Y)
Bristol Village                                 7.50                   7.50               94.7            755-1299          1989
Carrington Pointe                               6.375                  6.38               98.7            443-558           1999
Cedarbrook                                      7.125                  7.13              100              434-554           1999
Cedar Creek (K)(N)                              8.50                   8.50               94.7            530-875           1988
Cedar Pointe (K)                                7.00                   7.00               96.2            550-840           1989
College Park (O)(S)                             7.00                   7.00               99.0            580-780           (Y)
Crowne Pointe (K)                               8.00                   7.76               96.1            495-795           1980
Falcon Creek (O)(S)                             7.00                   7.00               33.8            430-800           (Y)
Gulfstream (P)                                  7.25                   7.25               36.2            575-650           1961
Highland Ridge (K)                              7.25                   7.36               95.6            855-1460          1989
Jubilee Courtyards                              7.00                   7.00               92.9            510-640           1999
Lakepoint (K)                                   6.00                   6.08               96.7            585-835           1989
Madalyn Landing (O)(S)                          7.00                   7.00               68.8            464-654           (Y)
The Mansion                                     7.25                   9.84               92.7            485-825           1987
Marsh Landings (P)(S)                           7.25                   7.25               44.3            445-475           1952
Newport Village (K)                             8.00                   7.76               90.6            460-600           1987
North Glen (K)                                  7.00                   7.15               91.9            575-880           1987
Northpointe Village (P)                         8.125                  8.12               83.0            388-538           1972
Ocean Air (P)(S)                                7.25                   7.25               31.6            540-645           (Z)
Orchard Hills (K)                               8.00                   7.76              100              475-770           1987
Orchard Mill (K)                                5.00                   6.57               94.5            590-850           1990
Pelican Cove (K)(N)                             (W)                    8.08               97.0            495-680           1989
Phoenix                                         7.125                  7.12               97.8            245-395           1999
River Run (K)                                   8.00                   9.10               90.0            733-1030          1987
Shannon Lake (K)                                6.00                   6.08               92.8            465-840           1988
Silvercrest                                     7.125                  7.12              100              275-382           1999
Stone Creek (O)(S)                              7.125                  7.13               65.8            646-981           (Y)
Sunset Downs (K)                                5.48                   8.70               93.5            495-755           1987
Sunset Terrace (K)                              5.48                   8.61               92.3            495-755           1987
Thomas Lake                                     7.50                   7.50               98.1            830-1370          1988
Willow Creek (K)                                7.25                   7.32              100              550-825           1988

                                                                     Comparable
                                                                     Competing
                                               No. of                Properties
                                               Rental                  within
Property                                        Units                 Location
--------                                       ------                ----------
Owned by Charter Mac Owner Trust I (J) (H)
------------------------------------------

Bedford Square                                   130                      42
Bristol Village                                  290                      25
Carrington Pointe                                 80                       5
Cedarbrook                                        70                      18
Cedar Creek (K)(N)                               250                      10
Cedar Pointe (K)                                 210                     168
College Park (O)(S)                              210                      33
Crowne Pointe (K)                                160                      39
Falcon Creek (O)(S)                              131                     252
Gulfstream (P)                                    96                       5
Highland Ridge (K)                               228                      86
Jubilee Courtyards                                98                       2
Lakepoint (K)                                    360                      30
Madalyn Landing (O)(S)                           304                       8
The Mansion                                      550                      15
Marsh Landings (P)(S)                            250                      23
Newport Village (K)                              402                     181
North Glen (K)                                   284                     371
Northpointe Village (P)                          406                     256
Ocean Air (P)(S)                                 434                      60
Orchard Hills (K)                                174                     181
Orchard Mill (K)                                 238                     371
Pelican Cove (K)(N)                              402                     172
Phoenix                                          184                      96
River Run (K)                                    164                     184
Shannon Lake (K)                                 294                     371
Silvercrest                                      100                      42
Stone Creek (O)(S)                               120                       5
Sunset Downs (K)                                 264                      37
Sunset Terrace (K)                               184                      37
Thomas Lake                                      216                      16
Willow Creek (K)                                 138                       7



                                                                                                         Fair Value       Stated
                                                                 Closing            Face Amount         at December      Interest
Property                             Location                      Date                of FMB           31, 1999 (A)       Rate*
--------                             --------                    -------            -----------         ------------     --------
Taxable First Mortgage Bonds
----------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Greenbriar (P)                       Concord, CA                 5/6/99                 2,015,000          2,015,000       9.00
Lake Park (P)                        Turlock, CA                 7/15/99                  375,000            375,000       9.00
Lakes Edge at Walden (P)             Miami, FL                   10/6/99                1,400,000          1,400,000       11.00
                                                                                      -----------        -----------

Subtotal - Taxable First Mortgage Bonds                                                 3,790,000          3,790,000
                                                                                      -----------        -----------

  Total First Mortgage Bonds                                                         $614,354,528       $587,892,000
                                                                                      ===========        ===========

                                               Minimum                Average                              Rental
                                             Pay Rate at              Interest         Occupancy          Rates at         Year
                                              December               Rate Paid        at February         December        of Con-
Property                                      31, 1999*              for 1999*         20, 2000           31, 1999       struction
--------                                     -----------             ---------        -----------         --------       ---------
Taxable First Mortgage Bonds
----------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Greenbriar (P)                                  9.00                   9.00               68              400-975           1966
Lake Park (P)                                   9.00                   9.00              100              452-622           1973
Lakes Edge at Walden (P)                        11.00                 11.00               95.8            677-898           1986

                                                                     Comparable
                                                                     Competing
                                               No. of                Properties
                                               Rental                  within
Property                                        Units                 Location
--------                                       ------                ----------
Taxable First Mortgage Bonds
----------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Greenbriar (P)                                   199                      81
Lake Park (P)                                    104                      24
Lakes Edge at Walden (P)                         400                     184

*The average interest rate paid (which in certain cases includes the receipt of contingent interest and deferred base interest relating to prior periods) represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Private Label Tender Option Program below and Item 5. Market for the Company's Shares and Related Shareholder Matters. - Preferred Equity Offering).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Private Label Tender Option Program below).
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow.
(L) The FMBs are held as collateral in connection with the TOP (see Private Label Tender Option Program below).
(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Securitization Transactions below).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in the second quarter of 2000.
(R) Held by Merrill Lynch as collateral for secured borrowings (see Securitization Transactions below).
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in June 2000 and 7.25% thereafter.
(W) The minimum pay rate is the current cash flow of the property.
(X) Built in two phases in 1961 and 1963.
(Y) The property is still in construction phase as of December 31, 1999.
(Z) Originally constructed in 1949 and converted into affordable housing in 1988.
(AA) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.

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

In order to facilitate the securitization, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 1999, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $53,761,000, $1,028,209 and $45,541,000, respectively.

During the period May 1999 through December 1999, the Company transferred ten FMBs with an aggregate face amount of $82,219,500 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $80,769,616.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.8%, annualized, for the period June 29, 1999 (inception of this program) through December 31, 1999.

During June 1999, Merrill Lynch purchased three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $579,118 which includes bond selection and other transaction costs.

OTHER BOND RELATED INVESTMENTS

The Company's other bond related investments consist of investments in RITES (see Securitization Transactions above). The following table provides certain information with respect to each of the RITES.

                                                     Face
                                                     Amount      Amortized       Fair
                                                    of RITES   Cost Basis at   Value at
FMB                          Date     Face Amount   Interest     December      December
Description/Location      Purchased     of FMB     Purchased     31, 1999      31, 1999
--------------------      ---------   -----------  ---------   -------------   --------
Owned by Charter Mac Equity Issuer Trust
----------------------------------------

RITES-Avalon Court/
  Oakley, CA               6/17/99    $ 8,240,000    $ 5,000     $200,045      $200,000
RITES-Meadowview Park/
  Santa Rosa, CA           6/17/99      6,250,000      5,000      162,432       160,000
RITES-The Courtyards/
  Santa Rosa, CA           6/17/99      7,940,000      5,000      201,817       200,000
                                      -----------    -------      -------       -------
                                      $22,430,000    $15,000     $564,294      $560,000
                                       ==========     ======      =======       =======

PRIVATE LABEL TENDER OPTION PROGRAM

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. As of December 31, 1999, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 32 of those FMBs, with an aggregate principal amount of approximately $304,005,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $177,000,000 at December 31, 1999, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.5% and 4.9% for the year ended December 31, 1999 and the period May 21, 1998 (inception) through December 31, 1998, respectively.

PROPOSED MERGER

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into a merger agreement pursuant to which ATEBT would merge with and into CM Holding Trust, a wholly-owned subsidiary of the Company. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of the Company.

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $27,382,000 and net assets of approximately $26,030,000 at December 31, 1999. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at December 31, 1999, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,463,521 shares at December 31, 1999) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

Consummation of the merger is subject to several conditions, including approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's Shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the second quarter of 2000.

COMPETITION

The Company competes with various financial institutions and credit enhancers in regard to acquisitions of FMBs. These institutions include quasi-governmental agencies such as FNMA and FHA as well as sponsors of investors in affordable housing such as high yield municipal funds, private investment funds and financial institutions which invest in affordable housing.

The Company's business is also affected by competition to the extent that the Underlying Properties from which it derives interest and, ultimately, principal payments may be subject to competition relating to rental rates and relative levels of amenities from offered by comparable neighboring properties. See the comprehensive table under the heading "First Mortgage Bonds - General", above, for additional competitive information.

In addition, the Manager and/or its affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Company.

EMPLOYEES

The Company has no employees. Management and administrative services for the Company and its subsidiaries are performed by the Manager and its affiliates pursuant to the Management Agreement between the Company and the Manager dated October 1, 1997, as amended (the "Management Agreement"). The Manager receives compensation for such services and the Company and its subsidiaries reimburses the Manager and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Company in accordance with the Management Agreement (see Note 10 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").

RECENT LEGISLATION

The States of California and Florida recently adopted administrative amendments to their allocation plans pursuant to which they award bond value capital to developers of multifamily housing. These amendments will require, in some cases, a certain portion of the debt financing for such properties to be taxable. Therefore, in certain cases, the Company may be required to offer taxable financing to California and Florida developers in order to be competitive.

On March 9, 2000, the United States House of Representatives passed the Wage and Employment Growth Act of 1999 ("HR3081"). Section 511 of HR3081 calls for an acceleration of phase-in of increases in the volume cap on private activity bonds. As of March 23,

2000, the bill has been read twice by the Senate and has been placed on the Senate legislative calendar. This bill would increase the amount of bonds available annually for acquisition by the Company or other financial institutions.

Item 2.  Properties

The Company does not own or lease any property.

Item 3.  Legal Proceedings

The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Shareholders

None.

                                     PART II

Item 5.  Market for the Company's Shares and Related Shareholder Matters.

As of March 9, 2000, there were 3,694 registered shareholders owning 20,582,628 Shares. The Company's Shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol "CHC". Prior to October 1, 1997, there was no established public trading market for the Company's Shares.

The high and low prices for each quarterly period of the last two years for which the Shares were traded is as follows:

                             1999             1999              1998           1998
Quarter Ended                Low              High              Low            High
-------------                ----             ----              ----           ----
March 31                    11 15/16         13 3/8            12 11/16       14 1/2
June 30                     12 3/8           13 1/16           12 7/8         14 7/16
September 30                12 3/8           13 1/16           12 9/16        14 1/4
December 31                 11 3/8           13 1/8            11 11/16       13

The last reported sale price of Shares on the American Stock Exchange on March 9, 2000 was $11 15/16.

INCENTIVE SHARE OPTION PLAN

The Company has adopted an incentive share option plan (the "Incentive Share Option Plan"), the purpose of which is to (i) attract and retain qualified persons as trustees and officers and (ii) to incentivize and more closely align the financial interests of the Manager and its employees and officers with the interests of the shareholders by providing the Manager with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per Share in the immediately preceding calendar year exceed $0.9517 per Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Shares which is equal to three percent of the Shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Shares over the life of the Incentive Shares Option Plan equal to 10% of the Shares outstanding on October 1, 1997 (2,058,748 Shares).

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

All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the year ended December 31, 1997. In 1998, the Company distributed only $.93 per Share, thus prohibiting the Compensation Committee, from issuing options. In 1999, the Company distributed $.995 per Share, thus enabling the Compensation Committee, at their discretion, to issue options. The Compensation Committee is considering granting options; however, as of March 17, 2000, no options have been granted. Three percent of the Shares outstanding as of December 31, 1999 are equal to 617,624 Shares.

SHARE REPURCHASE PLAN

On October 9, 1998, the Board of Trustees authorized the implementation of a Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Shares. The repurchases will be made in the open market and the timing will be dependant on the availability of Shares and other market conditions. As of both December 31, 1999 and 1998, the Company had acquired 8,400 of its Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Shares are accounted for as treasury Shares of beneficial interest.

PREFERRED EQUITY OFFERING

On June 29, 1999 a subsidiary of the Company completed a $90 million tax-exempt preferred equity offering (the "Preferred Offering") comprising 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments, Inc. (the "Initial Purchasers"). The Initial Purchasers then sold the Series A Cumulative Preferred Shares to qualified institutional investors.

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust and Owner Trust, its two directly and indirectly owned subsidiaries. In addition to contributing the ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,395,000 from the Preferred Offering have been used to invest in or acquire additional tax-exempt assets for the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares. Distributions in the amount of $3,014,375 (66,986.11 per share) were paid to the preferred shareholders of the Issuer for the period June 29, 1999 (inception) through December 31, 1999.

Holders of the Series A Cumulative Preferred Shares may elect to retain their shares upon a remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of the Series A Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on June 30, 2049, unless the Issuer decides to remarket the shares on such date. The Issuer may not redeem the Series A Cumulative Preferred Shares before June 30, 2009. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. The Series A Cumulative Preferred Shares are not convertible into common shares of the Issuer or Shares of the Company.

The Series A Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Issuer, senior to all classes or series of common shares of the Issuer and therefore, of the Company.

OTHER

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and or Shares. As of December 31, 1999 and 1998, 1910 and 372 Shares, respectively, having an aggregate value of $25,000 and $5,000, respectively, have been issued to the independent trustees as compensation for their services.

The Company was created as part of the settlement in 1997 of class action litigation against, among others, the sponsors of the Partnerships which were consolidated to form the Company. As part of that settlement, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares were based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999 (the "Order"), Class Counsel was entitled to receive 608,955 shares of beneficial interest in the Company. On April 15, 1999, the Company successfully negotiated a discounted cash settlement (the "Discounted Cash Settlement") of $6,089,550 with Class Counsel in lieu of the issuance of shares. On April 26, 1999, the Discounted Cash Settlement was approved by the Board of Trustees and it was paid on May 3, 1999.

DISTRIBUTION INFORMATION

DISTRIBUTIONS PER SHARE

Quarterly cash distributions per share for the years ended December 31, 1999 and 1998 were as follows:

                         Shareholders of the Company
                    ------------------------------------
Cash Distribution                           Total Amount
for Quarter Ended   Date Paid  Per Share    Distributed
-----------------   ---------  ---------    ------------
March 31, 1999        5/14/99  $   .240      $ 4,939,437
June 30, 1999         8/15/99      .245        5,042,352
September 30, 1999   11/14/99      .245        5,042,352
December 31, 1999     2/14/00      .265        5,453,971
                                -------       ----------
                               $   .995      $20,478,112
                                =======       ==========
Total for 1999

March 31, 1998        5/15/98$      .23      $ 4,735,119
June 30, 1998         8/14/98       .23        4,735,205
September 30, 1998   11/14/98       .23        4,735,205
December 31, 1998     2/14/99       .24        4,939,068
                                -------       ----------

Total for 1998                  $   .93      $19,144,597
                                =======       ==========

In addition to the distributions set forth in the table above, the Company paid the Manager a special distribution (equal to .375% per annum of the total invested assets of the Company) which amounted to $2,018,822 and $1,477,797 for the years ended December 31, 1999 and 1998, respectively.

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

                                                                                  Year ended December 31,
                                                       --------------------------------------------------------------------------
OPERATIONS                                                 1999           1998*          1997*            1996*          1995*
----------                                             ------------   ------------   ------------     ------------   ------------
Total revenues                                         $ 40,437,190   $ 27,940,120   $ 14,229,774     $ 11,627,595   $ 11,854,566

Loss on impairment of assets*****                        (1,859,042)             0     (1,843,135)      (4,000,000)    (1,000,000)

Other expenses                                           (6,316,544)    (4,350,249)    (2,330,831)      (1,782,554)    (1,666,763)
                                                        -----------    -----------    -----------      -----------    -----------

Income before loss on repayment of first mortgage        32,261,604     23,589,871     10,055,808        5,845,041      9,187,803
  bonds

Loss on repayment of first mortgage bonds                  (463,147)             0              0                0              0
                                                        -----------    -----------    -----------      -----------    -----------

Income before minority interests                         31,798,457     23,589,871     10,055,808        5,845,041      9,187,803

Income allocated to preferred shareholders of            (3,014,375)             0              0                0              0
  subsidiary

Minority interest in income of subsidiary                (5,602,264)    (1,563,999)             0                0              0
                                                        -----------    -----------    -----------      -----------    -----------

Net income                                             $ 23,181,818   $ 22,025,872   $ 10,055,808     $  5,845,041   $  9,187,803
                                                        ===========    ===========    ===========      ===========    ===========

Net income applicable to shareholders of beneficial
  interest                                             $ 20,951,366   $ 20,342,594   $  2,437,538***
                                                        ===========    ===========    ===========

Net income per share (1)

  Basic**                                              $       1.02   $        .99   $        .12***
                                                        ===========    ===========    ===========

  Diluted**                                            $       1.02   $        .98   $        .12***
                                                        ===========    ===========    ===========

Weighted average shares
  outstanding:

  Basic**                                                20,580,756     20,587,151     20,587,465***
                                                        ===========    ===========    ===========

  Diluted**                                              20,580,756     20,740,641     20,587,465***
                                                        ===========    ===========    ===========

                                                                                            December 31,
                                                       --------------------------------------------------------------------------
FINANCIAL POSITION                                         1999           1998           1997             1996*          1995*
------------------                                     ------------   ------------   ------------     ------------   ------------
Total assets                                           $673,791,224   $492,585,806   $362,390,563     $154,896,475   $157,019,314
                                                        ===========    ===========    ===========      ===========    ===========

Secured borrowings                                     $ 80,769,616   $          0   $          0     $          0   $          0
                                                        ===========    ===========    ===========      ===========    ===========

Notes payable                                          $          0   $          0   $ 21,445,340     $          0   $          0
                                                        ===========    ===========    ===========      ===========    ===========

Total liabilities                                      $ 91,238,729   $ 15,091,600   $ 30,722,364     $    573,874   $    652,350
                                                        ===========    ===========    ===========      ===========    ===========

Minority interest in subsidiary (subject to
  mandatory redemption)                                $177,000,000   $150,000,000   $          0     $          0   $          0
                                                        ===========    ===========    ===========      ===========    ===========

Preferred shares of subsidiary (subject to
  mandatory repurchase)                                $ 90,000,000   $          0   $          0     $          0   $          0
                                                        ===========    ===========    ===========      ===========    ===========

Total shareholders' equity/partners' capital           $315,552,495   $327,494,206   $331,668,199     $154,322,601   $156,366,964
                                                        ===========    ===========    ===========      ===========    ===========
DISTRIBUTIONS
-------------

Distributions to BUCSholders                                    N/A            N/A   $  7,138,263**** $  9,517,685   $  9,517,685
                                                                                      ===========      ===========    ===========

Distributions to shareholders of beneficial interest   $ 20,478,112   $ 19,144,597   $  4,735,120***
                                                        ===========    ===========    ===========
Distributions per share**                              $       1.00   $        .93   $        .23***
                                                        ===========    ===========    ===========

OTHER DATA

                                           Year Ended            Year Ended         Three Months Ended
                                        December 31, 1999     December 31, 1998      December 31, 1997
                                        -----------------     -----------------     ------------------
Cash available for distribution (2)       $  26,570,394         $  22,243,193          $   4,624,279

Less:  distributions to the Manager          (2,018,833)           (1,477,807)              (330,582)
                                           ------------          ------------           ------------

Cash available for distribution to
   shareholders                           $  24,551,561         $  20,765,386          $   4,293,697
                                           ============          ============           ============

Distributions to shareholders             $  20,478,101         $  19,144,587          $   4,735,117
                                           ============          ============           ============

Payout ratio                                      83.4%                 92.2%                  110.3%
                                           ============          ===========            ============

Cash flows from:
   Operating activities                   $  23,252,906         $  22,651,186          $   4,465,552
                                           ============          ============           ============

   Investing activities                   $(196,857,829)        $(117,243,543)         $  (8,497,439)
                                           ============          ============           ============

   Financing activities                   $ 169,165,403         $ 105,388,481          $   2,144,509
                                           ============          ============           ============

*Information prior to October 1, 1997 (the date of the Consolidation) is only with respect to Tax Exempt II. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Tax Exempt II and the other Partnerships pursuant to the Consolidation.

**Net income and distribution per Share information for periods prior to October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

***Represents amount for the three months ended December 31, 1997.

****Represents amount for the nine months ended September 30, 1997.

*****The losses on impairment of assets recognized in 1999, 1997, 1996 and 1995 reflect the write-down of the cost basis of certain FMBs to their estimated fair values, upon the determination that such decline in value was other than temporary.

(1) Net income per Share equals net income, less the special allocations to the Manager, divided by the weighted average Shares outstanding for the period.

(2) See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a definition and calculation of Cash Available for Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of December 31, 1999, the Company owned a portfolio of 69 FMBs and had net assets of approximately $315,552,495.

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

In order to generate increased tax exempt income and, as a result, enhance the value of the Company's Shares, the Company intends to invest in or acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will invest in or acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related. The Manager is a single purpose affiliate of Related which is controlled by the same individuals and entities which own Related. The Manager benefits from its affiliation with Related because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of first mortgage bonds the Company could invest in or acquire. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $9.0 billion. According to the 1999 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage-backed securities. Rather, the Company utilizes low levels of leverage and generally invests in or acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company did not experience the ill-effects associated with the volatile interest rate environment during 1999 and 1998.

Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1.

Due to the Company's low level of leverage, the Company has not been affected by the lack of liquidity that recently impaired mortgage REITs and its portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations. In general, the FMBs that the Company either invests in or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

The Company requires long-term financing in order to invest in and hold its portfolio of FMBs. To date, this long-term liquidity has come from the Company's Private Label Tender Option Program, a preferred equity offering by a subsidiary, and secured borrowings under securitization transactions. These financing sources have expected lives equal to the expected lives of the FMBs used to collateralize them, and are explained in more detail below. On a short-term basis, the Company requires funds to pay its operating expenses and to make distributions to its shareholders. The primary sources of the Company's short-term liquidity needs are the interest income from the FMBs and promissory notes in excess of the related financing costs, and interest income from cash and temporary investments.

During the year ended December 31, 1999 cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $4,440,000. The decrease was primarily due to the purchase of FMBs ($165,356,000), the purchase of other bond related investments ($579,000), an increase in deferred bond selection costs ($3,907,000), the net purchase of temporary investments ($45,541,000), an increase in restricted cash and cash equivalents ($1,028,000), loans made to properties ($2,847,000), distributions paid to the Manager and shareholders of the Company and to preferred shareholders of subsidiary, ($23,339,000), an increase in deferred costs relating to the Private Label Tender Option Program ($560,000) and deferred costs relating to the issuance of preferred stock of subsidiary ($3,605,000) which exceeded cash provided by operating activities ($23,253,000), proceeds from repayments of FMBs ($21,395,000), an increase in minority interest ($27,000,000), proceeds from secured borrowings ($80,770,000) and the issuance of preferred shares of subsidiary ($90,000,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a loss on repayments of FMBs ($463,000) a loss on impairment of assets ($1,859,000) and net amortization ($1,066,000).

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

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $1,916,000, $3,047,000 and $2,415,000 was not recognized for the years ended December 31, 1999, 1998 and 1997, respectively.

In January and February 2000, distributions of $1,490,625 ($33,125 per preferred share) and $5,453,971 ($.265 per Share), respectively, which were declared in December 1999, were paid to the preferred shareholders of subsidiary and shareholders of the Company, respectively, from cash flow from operations for the quarter ended December 31, 1999.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

CAPITAL RAISING TRANSACTIONS

(i) PRIVATE LABEL TENDER OPTION PROGRAM

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. As of December 31, 1999, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 32 of those FMBs, with an aggregate principal amount of approximately $304,005,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $177,000,000 at December 31, 1999, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.5% and 4.9% for the year ended December 31, 1999 and the period May 21, 1998 (inception) through December 31, 1998, respectively.

(ii) PREFERRED EQUITY ISSUANCE BY SUBSIDIARY

On June 29, 1999 a subsidiary of the Company completed a $90 million tax-exempt preferred equity offering (the "Preferred Offering") comprising 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments, Inc. (the "Initial Purchasers"). The Initial Purchasers then sold the Series A Cumulative Preferred Shares to qualified institutional investors.

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust and Owner Trust, its two directly and indirectly owned subsidiaries (see Note 8). In addition to contributing the ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,395,000 from the Preferred Offering have been used to invest in or acquire additional tax-exempt assets for the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares. Distributions in the amount of $3,014,375 (66,986.11 per share) were paid to the preferred shareholders of the Issuer for the period June 29, 1999 (inception) through December 31, 1999.

Holders of the Series A Cumulative Preferred Shares may elect to retain their shares upon a remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of the Series A Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on June 30, 2049, unless the Issuer decides to remarket the shares on such date. The Issuer may not redeem the Series A Cumulative Preferred Shares before June 30, 2009. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. The Series A Cumulative Preferred Shares are not convertible into common shares of the Issuer or Shares of the Company.

The Series A Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Issuer, senior to all classes or series of common shares of the Issuer and therefore, of the Company.

(iii) SECURITIZATION TRANSACTIONS

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

In order to facilitate the securitization, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 1999, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $53,761,000, $1,028,209 and $45,541,000, respectively.

During the period May 1999 through December 1999, the Company transferred ten FMBs with an aggregate face amount of $82,219,500 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $80,769,616.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.8%, annualized, for the period June 29, 1999 (inception of this program) through December 31, 1999.

During June 1999, Merrill Lynch purchased three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $579,118 which includes bond selection and other transaction costs.

ACQUISITIONS AND DISPOSITIONS

During the period January 1, 1999 through December 31, 1999 the Company acquired 23 FMBs for an aggregate purchase price of approximately $165,355,500, not including bond selection fees and expenses of approximately $3,683,991. The purchases were financed by the TOP, the Preferred Offering and securitization transactions. Three of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs.

On January 4, 1999, the obligor of the Countryside North FMB (the "Countryside North Obligor") completed a refinancing with an unaffiliated third party. The Countryside North Obligor then fully repaid its outstanding debt due to the Company totaling $5,135,417 including the FMB in the amount of $5,000,000, a $100,000 prepayment penalty and accrued interest due through the repayment date of $35,417 resulting in a loss on the repayment (including the prepayment penalty and the write off of unamortized bond selection costs) in the amount of $25,493.

On December 26, 1999, the obligor of the Players Club and Suntree FMBs (together the "Players Club/Suntree Obligor") completed a sale of the properties to an independent third party. The Players Club/Suntree Obligor then repaid the FMBs with face amounts of $9,700,000 and $7,500,000, respectively, in the amounts of $8,790,000 and $7,500,000 resulting in losses on the repayment (including the write off of unamortized bond selection costs) in the amounts of $376,496 and $61,158. In addition, the Players Club/Suntree Obligor also repaid promissory note obligations in the amounts of $472,128 and $88,618. The Players Club/Suntree Obligor has no further obligation to the company under the FMBs.

FMB MODIFICATIONS

Effective September 8, 1999, the Crowne Pointe, Orchard Hills and Newport Village FMBs were modified to: (i) change the stated interest rate (from 8.0% to 7.25%); (ii) allow for a portion of deferred base (Newport) and other accrued interest through August 1999 to be paid at maturity or upon a sale or refinancing; and (iii) extend the maturity (to 2029) mandatory redemption (to
2011) and prepayment lock-out dates (to 2006). The contingent interest feature of the bonds was also modified. These modifications resulted in realized losses on impairment in the amounts of $21,000, $23,000 and $54,000, respectively, to write down the cost basis of each FMB to its then estimated fair value.

Effective December 1, 1999, the obligor under the Cypress Run FMB, an affiliate of the Manager, was transferred to a third party who provided new capital in the amount of $1,813,000. This new capital will be used primarily to provide for repairs to the property as well as costs of the transaction. Repairs are expected to be completed within the next 6-9 months. In conjunction with this transfer and infusion of capital, it is anticipated that the FMB will be formally modified within 6 to 9 months, subject to the approval of the local issuer of the FMB. In the interim, the property will continue to operate pursuant to a forbearance agreement with the Company which calls for a 5.5% minimum annual interest rate. The anticipated modification of this FMB resulted in a realized loss on impairment in the amount of $406,796, to write down the cost basis of this FMB to its estimated fair value.

Effective December 16, 1999, the obligors under the Sunset Terrace, Sunset Downs, Sunset Creek and Sunset Village FMB's (together "the Sunset FMBs"), affiliates of the Manager, transferred their interests, pursuant to a sale of stock, to a third party equity investor. Pursuant to such transfer, the Company entered into a modification agreement (subject to issuer approval) with the new obligor that calls for an annual base rate of 5.48% on the FMBs. Pursuant to the terms of the transaction, the Company received a payment on December 30, 1999 of $1,500,000 in full settlement of all accrued and unpaid base interest on the Sunset FMBs. In addition, in consideration for the waiver of the payment requirement for the payment of past and future contingent interest, a payment of $1,000,000 is expected on or before March 31, 2000. In connection with the transaction, it is expected that the new obligor will invest $800,000-$1,000,000 for physical improvements to the properties. The modifications of the Sunset Terrace, Sunset Downs and Sunset Village FMBs resulted in realized losses on impairment in the amounts of $309,850, $516,000 and $528,396, respectively, to write down the cost basis of each of these FMBs to their estimated fair values. The estimated fair value of the Sunset Creek FMB continues to exceed its amortized cost basis.

Certain of the Company's other FMBs have previously been modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers. The Company currently anticipates that it may modify certain other FMBs to reflect generally similar terms as those modified previously and effective in 1999, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

PROPOSED MERGER

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into a merger agreement pursuant to which ATEBT would merge with and into CM Holding Trust, a wholly-owned subsidiary of the Company. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of the Company.

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $27,382,000 and net assets of approximately $26,030,000 at December 31, 1999. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at December 31, 1999, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,463,521 shares at December 31, 1999) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

Consummation of the merger is subject to several conditions, including approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's Shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the second quarter of 2000.

OTHER

The Company was created as part of the settlement in 1997 of class action litigation against, among others, the sponsors of the Partnerships which were consolidated to form the Company. As part of that settlement, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares were based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999 (the "Order"), Class Counsel was entitled to receive 608,955 shares of beneficial interest in the Company. On April 15, 1999, the Company successfully negotiated a discounted cash settlement (the "Discounted Cash Settlement") of $6,089,550 with Class Counsel in lieu of the issuance of shares. On April 26, 1999, the Discounted Cash Settlement was approved by the Board of Trustees and it was paid on May 3, 1999.

RESULTS OF OPERATIONS

The following is a summary of the results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. The net income for the years ended December 31, 1999, 1998 and 1997 was $23,181,818, $22,025,872 and $10,055,808,
respectively.

1999 VS. 1998

For the year ended December 31, 1999 as compared to 1998, total revenues, total expenses and net income increased due to the net result of the acquisition of 23 FMBs during 1999 and 1998, the acquisition of three RITES during 1999 and the repayment of one of three FMBs repaid during 1999. The Company's results of operations for the year ended December 31, 1998 consisted primarily of the results of the Company's investment in 49 FMBs.

Interest income from FMBs increased approximately $11,017,000 for the year ended December 31, 1999 as compared to 1998. An increase of $9,473,000 was due to the acquisition of 40 FMBs during 1999 and 1998 (the "1999 and 1998 Acquisitions"), a decrease of $371,000 was due to the repayment of one of the three FMBs repaid during 1999 (the "1999 Repayment") and a decrease of $412,000 was due to the amortization of goodwill in 1999 and the accretion of excess of acquired net assets over cost in 1998, both relating to the Consolidation (see Note 2(j) to the Company's financial statements included in "Item 8. Financial Statements and Supplementary Data"). Excluding the above increases and decreases, interest income from FMBs increased approximately 10% for the year ended December 31, 1999 as compared to 1998. The increase was primarily due to the receipt of deferred base interest relating to prior periods with respect to the Suntree, Players Club, Sunset Creek, Sunset Village, Sunset Downs and Sunset Terrace FMBs and the repayment of a loan made to the Obligor of the Players Club FMB which had previously been recorded as a reduction of income, partially offset by a decrease in interest income from the Cypress Run FMB.

Interest income from other bond related investments in the amount of approximately $303,000 was recorded for the year ended December 31, 1999 relating to three RITES purchased in June 1999.

Interest income from temporary investments increased approximately $1,068,000 for the year ended December 31, 1999 as compared to 1998 primarily due to higher invested cash balances in 1999.

Interest income from promissory notes increased approximately $109,000 for the year ended December 31, 1999 as compared to 1998 primarily due to loans made to the obligors of the Lakepoint and Country Lake FMBs in 1999.

Interest expense increased approximately $245,000 for the year ended December 31, 1999 as compared to 1998. The increase was primarily due to secured borrowings in 1999 which offset a decrease due to the repayment of an interim credit facility in December 1998.

Recurring fees relating to the Private Label Tender Option program increased approximately $962,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a higher outstanding balance of the TOP during 1999.

Loan servicing and asset management fees increased approximately $353,000 for the year ended December 31, 1999 as compared to 1998 due to an increase of $365,000 and a decrease of $12,000 relating to the 1999 and 1998 Acquisitions and the 1999 Repayment, respectively.

General and administrative expenses increased approximately $184,000 for the year ended December 31, 1999 as compared to 1998 primarily due to an increase in public relations expenses and an increase in audit/tax fees due to the 1999 and 1998 Acquisitions.

Amortization increased approximately $223,000 for the year ended December 31, 1999 as compared to 1998 primarily due to an increase in amortization of deferred costs relating to the TOP.

A loss on impairment of assets in the amount of approximately $1,859,000 was recorded for the year ended December 31, 1999 to recognize other than temporary impairment of seven FMBs based upon modifications of, and the anticipated modification of, six and one FMBs, respectively.

A loss on repayment of three FMBs in the amount of approximately $463,000 was recorded for the year ended December 31, 1999.

Income allocated to preferred shareholders of subsidiary for the year ended December 31, 1999 relates to the Preferred Offering executed on June 29, 1999.

Minority interest in income of subsidiary increased approximately $4,038,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a higher outstanding balance of the TOP during 1999.

1998 VS. 1997

For the year ended December 31, 1998 as compared to 1997, total revenues, total expenses and net income increased and the results of operations are not comparable due to (i) the Consolidation of Tax Exempt II with two other Partnerships on October 1, 1997, which resulted in the formation of the Company and (ii) the acquisition of 18 FMBs after the Consolidation. The Company's results of operations for the year ended December 31, 1998 consisted primarily of the results of the Company's investment in 49 FMBs. The Company's results of operations for the year ended December 31, 1997 consisted primarily of the results of Tax Exempt II's investment in 16 FMBs. In addition, the results of operations are not reflective of future operations due to the anticipated continued acquisition of FMBs.

Interest income from FMBs increased approximately $13,222,000 for the year ended December 31, 1998 as compared to 1997. An increase of $9,815,000 was due to the 16 FMBs (including Tax Exempt III's portion of the Players Club FMB) acquired from Tax Exempt I and Tax Exempt III in the Consolidation (the "Tax Exempt I and III Acquisitions") and an increase of $3,252,000 was due to the acquisition of 18 FMBs after the Consolidation (the "New Acquisitions"). Excluding these acquisitions, interest income from FMBs increased approximately 1% for the year ended December 31, 1998 as compared to 1997.

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

Recurring fees relating to the Private Label Tender Option Program were recorded for the period May 21, 1998 (inception) through December 31, 1998.

Management fees incurred to the general partners of Tax Exempt II in the amount of approximately $608,000 were recorded in 1997.

Loan servicing fees increased approximately $462,000 for the year ended December 31, 1998 as compared to 1997 due to increases of $349,000 and $113,000 relating to the Tax Exempt I and III Acquisitions and the New Acquisitions, respectively.

General and administrative expenses increased approximately $518,000 for the year ended December 31, 1998 as compared to 1997. This increase was primarily due to an increase in printing and investor service expenses resulting from an increase in investors, an increase in insurance expense, an increase in audit/tax fees and expense reimbursements to the Manager and its affiliates due to the Tax Exempt I and III Acquisitions and the New Acquisitions and fees to the independent trustees relating to their services for 1998.

Amortization increased approximately $117,000 for the year ended December 31, 1998 as compared to 1997 primarily due to amortization of deferred costs relating to the TOP.

A loss on impairment of assets in the amount of approximately $1,843,000 was recorded in 1997 to recognize other than temporary impairment of the Shannon Lake, Players Club and Lakepoint FMBs based upon operating difficulties at the properties securing the FMBs.

Minority interest in income of subsidiary in the amount of approximately $1,564,000 was recorded in 1998, relating to the TOP.

CASH AVAILABLE FOR DISTRIBUTION

The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from variations between generally accepted accounting principles ("GAAP") and cash received. One difference between CAD and GAAP is the amortization of bond selection costs, costs relating to the TOP, costs relating to the issuance of preferred stock of subsidiary and other intangible assets. These amounts have been excluded from CAD due to their noncash nature. Another difference is the noncash gain or loss associated with bond impairments, repayments and sales for GAAP purposes, which are not included in the calculation of CAD. During the year ended December 31, 1999 and the three months ended December 31, 1997, there were FMB impairments in the amounts of $1,859,042 and $1,843,135, respectively, and during the year ended December 31, 1999, there were losses on repayments of FMBs in the aggregate amount of $463,147.

CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997 is summarized in the following table:

                                           Year Ended            Year Ended        Three Months Ended
                                        December 31, 1999     December 31, 1998     December 31, 1997
                                        -----------------     -----------------    ------------------
Sources of Cash
Interest income:
First mortgage bonds                     $   38,141,250        $   27,124,667          $    5,514,011
Other bond related investments                  303,280                     0                       0
Temporary investments                         1,289,669               221,270                  49,483
Promissory notes                                702,991               594,183                 140,180
Net amortization (accretion) included
   in income                                    684,360                58,749                 (53,096)
                                          -------------         -------------           -------------

Total sources of cash                        41,121,550            27,998,869               5,650,578
                                          -------------         -------------           -------------

Uses of Cash
Total expenses, loss on repayment of first mortgage bonds, minority interest and income allocated to preferred
   shareholders of subsidiary                17,255,372             5,914,248               2,910,934
Less:  Amortization of amounts included in
   expenses                                    (382,027)             (158,572)                (41,500)
   Loss on impairment of assets              (1,859,042)                    0             (1,843,135)
   Loss on repayment of FMBs                   (463,147)                    0                      0
                                          -------------         -------------           -------------

Total uses of cash                           14,551,156             5,755,676               1,026,299
                                          -------------         -------------           -------------

Cash available for distribution          $   26,570,394        $   22,243,193          $    4,624,279

Less:  distributions to the Manager          (2,018,833)           (1,477,807)               (330,582)
                                          -------------         -------------           -------------

Cash available for distribution to
   shareholders                          $   24,551,561        $   20,765,386          $    4,293,697
                                          =============         =============           =============

Distributions to shareholders            $   20,478,101        $   19,144,587          $    4,735,117
                                          =============         =============           =============

Payout ratio                                       83.4%                 92.2%                  110.3%
                                          =============         =============           =============

Cash flows from:
   Operating activities                  $   23,252,906        $   22,651,186          $    4,465,552
                                          =============         =============           =============

   Investing activities                  $ (196,857,829)       $ (117,243,543)         $   (8,497,439)
                                          =============         =============           =============

   Financing activities                  $  169,165,403        $  105,388,481          $    2,144,509
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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates, primarily Bond Market Association ("BMA") and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under these financing programs, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $257,769,616 outstanding under these financing programs at December 31, 1999, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $1,289,000; a 1.0% increase in BMA would decrease annual net income by approximately $2,578,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the FMBs, in the same amounts as described above. During June of 1999, a subsidiary of the Company completed a $90 million Preferred Offering. These preferred shares carry a fixed dividend rate of 6 5/8% through June 30, 2009, and so are not impacted by changes in market interest rates.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of FMBs. The Company estimates the fair value for each FMB as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the company's FMBs will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs from its December 31, 1999 value of $587,892,000 to approximately $522,849,000. A 1% decline in interest rates would increase the value of the December 31, 1999 portfolio to approximately $673,644,000. Changes in the estimated fair value of the FMBs do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

Item 8.  Financial Statements and Supplementary Data.
                                                                         Page
                                                                      ----------
(a) 1.   FINANCIAL STATEMENTS

         Independent Auditors' Report                                     27

         Consolidated  Balance Sheets as of
         December 31, 1999 and 1998                                       28

         Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997                                 29

         Consolidated Statements of Changes in Shareholders'
         Equity/Partners' Capital (Deficit) for the years
         ended December 31, 1999, 1998 and 1997                           30

         Consolidated Statements of Cash Flows for the years
         ended December 31, 1999, 1998 and 1997                           32

         Notes to Consolidated Financial Statements                       35

                           INDEPENDENT AUDITORS' REPORT


To the Board of Trustees
And Shareholders of
Charter Municipal Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of Charter Municipal Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity/partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in Item 14(a)2. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter Municipal Mortgage Acceptance Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 14, 2000

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                      -------------------------
                                                         1999           1998
                                                      -----------   -----------
                                     ASSETS
First mortgage bonds-at fair value                   $587,892,000  $458,662,600
Other bond related investments-at fair value              560,000             0
Temporary investments                                  45,541,000             0
Cash and cash equivalents                               8,653,503    13,093,023
Cash and cash equivalents-restricted                    1,028,209             0
Interest receivable, net                                2,803,278     1,512,562
Promissory notes receivable                            10,148,060     7,628,920
Deferred costs, net                                    14,222,451     7,005,965
Goodwill, net                                           2,674,626     4,671,236
Other assets                                              268,097        11,500
                                                      -----------   -----------

Total assets                                         $673,791,224  $492,585,806
                                                      -----------   -----------
                                                      -----------   -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Secured borrowings                                  $80,769,616  $          0
  Accounts payable, accrued expenses and
   other liabilities                                    2,306,306     8,993,174
  Due to Manager and affiliates                         1,218,211     1,159,358
  Distributions payable to preferred
   shareholders of subsidiary                           1,490,625             0
  Distributions payable to shareholders                 5,453,971     4,939,068
                                                      -----------   -----------

Total liabilities                                      91,238,729    15,091,600
                                                      -----------   -----------

Minority interest in subsidiary (subject to
  mandatory redemption)                               177,000,000   150,000,000
                                                      -----------   -----------

Preferred shares of subsidiary (subject to
  mandatory repurchase)                                90,000,000             0
                                                      -----------   -----------

Commitments and contingencies

Shareholders' equity:
Beneficial owner's equity-manager                         441,878       230,259
Beneficial owners' equity-other shareholders
  (50,000,000 shares authorized; 20,589,375
   issued and 20,580,975 outstanding and
   20,587,837 issued and 20,579,437 outstanding
   in 1999 and 1998, respectively)                    312,800,380   312,307,115
Treasury shares of beneficial interest (8,400
  shares)                                                (103,359)     (103,359)
Accumulated other comprehensive income                  2,413,596    15,060,191

Total shareholders' equity                            315,552,495   327,494,206
                                                      -----------   -----------

Total liabilities and shareholders' equity           $673,791,224  $492,585,806
                                                      -----------   -----------
                                                      -----------   -----------





See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME

                                             Years Ended December 31,
                                       ------------------------------------
                                          1999           1998         1997
                                       -----------   -----------   -----------
Revenues:

  Interest income:
   First mortgage bonds                $38,141,250   $27,124,667   $13,902,592
   Other bond related investments          303,280             0             0
   Temporary investments                 1,289,669       221,270       155,460
   Promissory notes                        702,991       594,183       171,722
                                        ----------    ----------    ----------

   Total revenues                       40,437,190    27,940,120    14,229,774
                                        ----------    ----------    ----------

Expenses:

  Interest expense                       1,749,225     1,504,334       429,012
  Recurring fees relating to the
   Private Label Tender Option
   Program                               1,416,756       454,919             0
  Partnership management fees                    0             0       607,969
  Loan servicing and management fees     1,337,738       985,198       523,538
  General and administrative             1,430,798     1,247,226       728,812
  Amortization                             382,027       158,572        41,500
  Loss on impairment of assets           1,859,042             0     1,843,135
                                        ----------    ----------    ----------

   Total expenses                        8,175,586     4,350,249     4,173,966
                                        ----------    ----------    ----------

Income before loss on repayment of
  first mortgage bonds                  32,261,604    23,589,871    10,055,808

Loss on repayment of first mortgage
  bonds                                   (463,147)            0             0
                                        ----------    ----------    ----------

Income before minority interests        31,798,457    23,589,871    10,055,808

Income allocated to preferred
  shareholders of subsidiary            (3,014,375)            0             0
Minority interest in income of
  subsidiary                            (5,602,264)   (1,563,999)            0
                                        ----------    ----------    ----------

   Net income                          $23,181,818   $22,025,872   $10,055,808
                                                                    ----------
                                                                    ----------

Special allocation of net
  income to the Manager                $ 2,230,452   $ 1,683,278   $   355,202*
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

Net income applicable to
  shareholders                         $20,951,366   $20,342,594   $ 2,437,538*
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

Net income per share:

  Basic                                $      1.02   $       .99  $        .12**
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

  Diluted                              $      1.02   $       .98  $        .12**
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

Weighted average shares
  outstanding:

  Basic                                 20,580,756    20,587,151    20,587,465**
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

  Diluted                               20,580,756    20,740,641    20,587,465**
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

*Represents amount for the three months ended December 31, 1997.
**Represents amount for the three months ended December 31, 1997. Net income per unit information for the period before October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS'
                                CAPITAL (DEFICIT)

                                                                                                Beneficial
                                                                                   Beneficial     Owners'     Treasury
                                                                                     Owner's      Equity-     Shares of
                                                                        General      Equity -      Other      Beneficial
                                                          BUC$holders   Partners     Manager    Shareholders   Interest
                                                          -----------   --------     -------    ------------   --------
Balance at January 1, 1997                               $160,622,463  $(184,260)  $         0  $          0  $       0

Net income - January 1, 1997 to September 30, 1997          7,117,807    145,261             0             0          0
Distributions - January 1, 1997 to September 30, 1997      (9,517,685)  (194,238)            0             0          0
Consolidation and issuance of shares                     (158,222,585)   233,237           169   316,117,946          0
Consolidation costs                                                 0          0            (1)   (2,497,602)         0
Net income - October 1, 1997 to December 31, 1997                   0          0       355,202     2,437,538          0

Comprehensive income:
Net Income - January 1, 1997 to December 31, 1997
Other comprehensive income:
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain arising during the period
  Add: reclassification adjustment for losses
   included in net income
Other comprehensive income
Comprehensive income
Distributions - October 1, 1997 to December 31, 1997                0          0      (330,582)   (4,735,117)         0
                                                          -----------   --------    ----------   -----------   ---------

Balance at December 31, 1997                                        0          0        24,788   311,322,765          0

Comprehensive income:
Net income                                                          0          0     1,683,278    20,342,594          0
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during the period
Comprehensive income
Issuance of shares of beneficial interest                           0          0             0         5,000          0
Purchase of treasury shares of beneficial interest                  0          0             0             0   (103,359)
Consolidation costs                                                 0          0             0      (218,657)         0
Distributions                                                       0          0    (1,477,807)  (19,144,587)         0
                                                          -----------   --------    ----------   -----------   --------

Balance at December 31, 1998                                        0          0       230,259   312,307,115   (103,359)


                                                                         Accumulated
                                                                            Other
                                                         Comprehensive  Comprehensive
                                                             Income         Income        Total
                                                             ------         ------        -----
Balance at January 1, 1997                                             $(6,115,602)    $154,322,601

Net income - January 1, 1997 to September 30, 1997         $7,263,068            0        7,263,068
Distributions - January 1, 1997 to September 30, 1997                            0       (9,711,923)
Consolidation and issuance of shares                                             0      158,128,767
Consolidation costs                                                              0       (2,497,603)
Net income - October 1, 1997 to December 31, 1997           2,792,740            0        2,792,740
                                                           ----------
Comprehensive income:
Net Income - January 1, 1997 to December 31, 1997          10,055,808
                                                           ----------
Other comprehensive income:
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain arising during the period    24,593,113
  Add: reclassification adjustment for losses
   included in net income                                   1,843,135
                                                           ----------
Other comprehensive income                                 26,436,248   26,436,248       26,436,248
                                                           ----------
Comprehensive income                                       36,492,056
                                                           ----------
                                                           ----------
Distributions - October 1, 1997 to December 31, 1997                             0       (5,065,699)
                                                                        ----------      -----------
Balance at December 31, 1997                                            20,320,646      331,668,199

Comprehensive income:
Net income                                                 22,025,872            0       22,025,872
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during the period    (5,260,455)  (5,260,455)      (5,260,455)
                                                           ----------
Comprehensive income                                       16,765,417
                                                           ----------
Issuance of shares of beneficial interest                                        0            5,000
Purchase of treasury shares of beneficial interest                               0         (103,359)
Consolidation costs                                                              0         (218,657)
Distributions                                                                    0      (20,622,394)
                                                                        ----------      -----------
Balance at December 31, 1998                                            15,060,191      327,494,206

See accompanying notes to consolidated financial statements          (continued)

      CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS'
                            CAPITAL (DEFICIT)

                                                                                                Beneficial
                                                                                   Beneficial     Owners'      Treasury
                                                                                     Owner's      Equity-      Shares of
                                                                        General      Equity -      Other      Beneficial
                                                          BUC$holders   Partners     Manager    Shareholders   Interest
                                                          -----------   --------     -------    ------------   --------
Comprehensive income:
Net income                                                          0          0    2,230,452     20,951,366           0
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds and bond
   related investments:
  Net unrealized holding loss arising during the period
  Add: Reclassification adjustment for losses
   included in net income
Other comprehensive loss
Comprehensive income
Issuance of shares of beneficial interest                           0          0            0         20,000           0
Distributions                                                       0          0   (2,018,833)   (20,478,101)          0
                                                           ----------    -------   ----------    -----------    --------

Balance at December 31, 1999                              $         0   $      0  $   441,878   $312,800,380   $(103,359)
                                                           ----------    -------   ----------    -----------    --------
                                                           ----------    -------   ----------    -----------    --------


                                                                                 Accumulated
                                                                                    Other
                                                                  Comprehen-     Comprehen-
                                                                  sive Income    sive Income      Total
                                                                  -----------    -----------      -----
Comprehensive income:
Net income                                                         23,181,818              0    23,181,818
                                                                  -----------
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds and bond
   related investments:
  Net unrealized holding loss arising during the period           (14,968,784)
  Add: Reclassification adjustment for losses
   included in net income                                           2,322,189
                                                                  -----------
Other comprehensive loss                                          (12,646,595)   (12,646,595)  (12,646,595)
                                                                  -----------
Comprehensive income                                               10,535,223
                                                                  -----------
                                                                  -----------
Issuance of shares of beneficial interest                                                  0        20,000
Distributions                                                                              0   (22,496,934)
                                                                                ------------  ------------

Balance at December 31, 1999                                                    $  2,413,596  $315,552,495
                                                                                 -----------   -----------
                                                                                 -----------   -----------


See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                  ----------------------------------------
                                                                      1999          1998          1997
                                                                  -----------   -----------    -----------
Cash flows from operating activities:
  Net income                                                      $23,181,818   $22,025,872    $10,055,808
                                                                   ----------    ----------     ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on repayments of first mortgage bonds                          463,147             0              0
  Loss on impairment of assets                                      1,859,042             0      1,843,135
  Amortization                                                        382,027       158,572         41,500
  Amortization of goodwill                                            297,624       134,592              0
  Amortization of bond selection costs                                452,949       238,928        184,851
  Accretion of excess of acquired net
   assets over cost                                                         0      (248,559)       (82,853)
  Accretion of deferred income                                        (66,212)      (66,212)       (66,212)
  Income allocated to preferred shareholders
   of subsidiary                                                    3,014,375             0              0
  Changes in operating assets and liabilities:
   Interest receivable                                             (1,290,716)     (633,043)       449,808
   Other assets                                                        (5,097)       29,971         (5,503)
   Accounts payable, accrued expenses and
    other liabilities                                              (4,948,125)      608,704         69,393
   Due from affiliates                                                      0             0         84,225
   Due to Manager and affiliates                                      (87,926)      402,361       (162,178)
                                                                  -----------   -----------    -----------
  Total adjustments                                                    71,088       625,314      2,356,166
                                                                  -----------   -----------    -----------
Net cash provided by operating activities                          23,252,906    22,651,186     12,411,974
                                                                  -----------   -----------    -----------

Cash flows from investing activities:
  Proceeds from repayments of first mortgage bonds                 21,395,213             0              0
  Purchase of first mortgage bonds                               (165,355,500) (117,596,600)    (5,000,000)
  Purchase of other bond related investments                         (579,118)            0              0
  Increase in deferred bond selection costs                        (3,906,784)   (2,598,288)      (130,091)
  Net sale (purchase) of temporary investments                    (45,541,000)    3,500,000        100,000
  Increase in other assets                                           (251,500)            0              0
  Increase in other deferred costs                                   (100,000)            0              0
  Loans made to properties                                         (2,847,185)   (1,055,695)      (324,000)
  Principal payments received from loans made to
   properties                                                         328,045       507,040        129,257
                                                                  -----------   -----------    -----------
Net cash used in investing activities                            (196,857,829) (117,243,543)    (5,224,834)
                                                                  -----------   -----------    -----------

Cash flows from financing activities:
  Proceeds from note payable                                                0    96,039,231     23,945,340
  Repayments of note payable                                                0  (117,484,571)   (16,180,866)
  Proceeds from secured borrowings                                 80,769,616             0              0
  Increase in cash and cash equivalents-restricted                 (1,028,209)            0              0
  Distributions paid to the Manager and
   shareholders of the Company/partners                           (21,815,252)  (20,331,395)   (12,164,011)
  Distributions paid to preferred shareholders
   of subsidiary                                                   (1,523,750)            0              0
  Increase in minority interest                                    27,000,000   150,000,000              0
  Increase in deferred costs relating to the Private
   Label Tender Option Program                                       (559,632)   (2,512,768)      (583,727)
  Issuance of preferred stock of subsidiary                        90,000,000             0              0
  Deferred costs relating to the issuance of
   preferred stock of subsidiary                                   (3,605,331)            0              0
  Increase in other deferred costs                                    (72,039)            0              0
  Purchase of treasury shares of beneficial interest                        0      (103,359)             0
  Consolidation costs                                                       0      (218,657)    (2,497,603)
  Cash effect of Consolidation and issuance
   of shares                                                                0             0      2,341,434
                                                                  -----------   -----------    -----------
Net cash provided by (used in) financing activities               169,165,403   105,388,481     (5,139,433)
                                                                  -----------   -----------    -----------


See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                                 ------------------------------------------
                                                                     1999          1998          1997
                                                                 ------------  ------------  --------------
Net increase (decrease) in cash and
  cash equivalents                                                 (4,439,520)   10,796,124       2,047,707
Cash and cash equivalents at the
  beginning of the year                                            13,093,023     2,296,899         249,192
                                                                   ----------   -----------   -------------
Cash and cash equivalents at the
  end of the year                                                 $ 8,653,503  $ 13,093,023  $    2,296,899
                                                                   ----------   -----------   -------------
                                                                   ----------   -----------   -------------

Supplemental information:
  Interest paid                                                   $ 1,418,865  $  1,507,871  $      400,009
                                                                   ----------   -----------   -------------
                                                                   ----------   -----------   -------------

Supplemental disclosure of noncash activities:

Issuance of shares of beneficial interest for
  trustee fees                                                    $    20,000  $      5,000  $            0
                                                                   ----------   -----------   -------------
                                                                   ----------   -----------   -------------

Shares of beneficial interest: Payable to trustees liquidated through the issuance of

  Increase in goodwill                                            $         0  $ (4,805,828) $            0
  Decrease in excess of acquired net
   assets over cost                                                         0    (2,982,708)              0
  Increase in accounts payable, accrued
   expenses and other liabilities                                           0     7,788,536               0
                                                                   ----------   -----------   -------------

                                                                  $         0  $          0  $            0
                                                                   ----------   -----------   -------------
                                                                   ----------   -----------   -------------
Adjustment to goodwill due to the Discounted Cash Settlement:

  Decrease in goodwill                                              1,698,986             0               0
  Decrease in accounts payable, accrued
   expenses and other liabilities                                  (1,698,986)            0               0
                                                                   ----------   -----------   -------------

                                                                  $         0  $          0  $            0
                                                                   ----------   -----------   -------------
                                                                   ----------   -----------   -------------
Consolidation and issuance of shares:

Increase in first mortgage bonds                                  $         0  $          0  $ (168,557,007)
Increase in interest receivable                                             0             0        (593,984)
Increase in promissory notes receivable                                     0             0      (6,609,950)
Increase in other assets                                                    0             0         (12,193)
Increase in notes payable                                                   0             0      13,680,866
Increase in accounts payable, accrued
  expenses and other liabilities                                            0             0         104,376
Increase in due to affiliates                                               0             0         434,351
Increase in distributions payable                                           0             0       2,452,088
Increase in excess of acquired net assets over cost                         0             0       3,314,120
Decrease in BUC$holders' capital                                            0             0    (158,222,585)
Increase in general partners' capital                                       0             0         233,237
Issuance of shares of beneficial interest                                   0             0     313,776,681
                                                                   ----------   -----------   -------------

                                                                  $         0  $          0  $            0
                                                                   ----------   -----------   -------------
                                                                   ----------   -----------   -------------

                                                                    (continued)


See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                                 ------------------------------------------
                                                                     1999          1998          1997
                                                                 ------------  ------------  --------------
Distributions to the Manager and shareholders
  of the Company/partners                                        $(22,496,934) $(20,622,394) $  (14,777,622)
Increase in special distribution payable to the
  Manager                                                             166,779        87,050         330,580
Increase in distributions payable to
  shareholders of the Company/partners                                514,903       203,949       2,283,031
                                                                  -----------   -----------   -------------

Distributions paid to the Manager and shareholders
  of the Company/partners                                        $(21,815,252) $(20,331,395) $  (12,164,011)
                                                                  -----------   -----------   -------------
                                                                  -----------   -----------   -------------

Distributions to preferred shareholders of
  subsidiary                                                     $ (3,014,375) $          0  $            0
Increase in distribution payable to preferred
  shareholders of subsidiary                                        1,490,625             0               0
                                                                  -----------   -----------   -------------
Distributions paid to preferred shareholders
  of subsidiary                                                  $ (1,523,750) $          0  $            0
                                                                  -----------   -----------   -------------
                                                                  -----------   -----------   -------------


See accompanying notes to consolidated financial statements

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). As of December 31, 1999 the Company owned a portfolio of 69 FMBs.

The Company was formed on October 1, 1997 as the result of the consolidation (the "Consolidation") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P. ("Tax Exempt I"), Summit Tax Exempt L.P. II ("Tax Exempt II") and Summit Tax Exempt L.P. III ("Tax Exempt III") (the "Partnerships", and each individually a "Partnership"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries and, for references prior to October 1, 1997, refers to Tax Exempt II. Pursuant to the Consolidation, the Company issued shares of beneficial interest (the "Shares") to all partners in each of the Partnerships in exchange for their interests in the Partnerships based upon each partner's proportionate interest in the Shares issued to their Partnership in the Consolidation. The Shares commenced trading on the American Stock Exchange on October 1, 1997 under the symbol "CHC". As of December 31, 1999, there were 20,580,986 Shares outstanding.

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP"). For financial accounting and reporting purposes, the Consolidation was accounted for using the purchase method of accounting. Under this method, the Partnership with the investor group receiving the largest ownership in the Company, in this case Tax Exempt II, was deemed to be the acquirer. As the surviving entity for accounting purposes, Tax Exempt II's assets and liabilities were recorded by the Company at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values for each Partnership (an aggregate of approximately $158,129,000) as set forth in the Solicitation Statement of the Company dated June 18, 1997 (the "Solicitation Statement"). Results of operations and other operating financial data for the Company prior to October 1, 1997 (the date of the Consolidation) is only with respect to Tax Exempt II. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries which include Tax Exempt II and the other Partnerships pursuant to the Consolidation. Prior to the Consolidation, Tax Exempt II was a limited partnership which was formed under the laws of the State of Delaware on April 11, 1986.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Company and four majority owned subsidiary business trusts which it controls: CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I (see Notes 8 and 9). All intercompany accounts and transactions have been eliminated in consolidation.

c)  FMBs and Promissory Notes Receivable

The Company accounts for its investments in the FMBs as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

In most cases the Company has a right to require redemption of the FMBs prior to their maturity, although it can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires the Company to classify these investments as "available-for-sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

The Company periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the FMB. If the decline is judged to be other than temporary, the cost basis of the FMB is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because the FMBs are not readily marketable, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation,

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

d)  Other Bond Related Investments

The Company's other bond related investments consist of investments in RITES, a security offered by Merrill Lynch Pierce Fenner & Smith Incorporated through its P-FLOATS/RITES program discussed more fully in Note 4. The Company accounts for its investments in RITES as available-for-sale debt securities under the provisions of SFAS 115. Accordingly, the RITES are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income, while other than temporary impairments are recorded in operations. Interest income is recognized as it accrues. The fair value of the RITES, which have a limited market, is estimated by management, utilizing quotes from external sources, such as brokers, for these or similar investments, as necessary.

e)  Temporary Investments

Temporary investments at December 31, 1999 represent puttable floating option tax-exempt receipts ("P-FLOATS"), short-term senior securities which bear interest at a floating rate that is reset weekly, for which cost is equal to market value.

f)  Cash and Cash Equivalents - Restricted and Unrestricted

Cash and cash equivalents - restricted as collateral relating to the securitization of certain FMBs (see Note 4) and unrestricted cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity of three months or less.

g)  Deferred Bond Selection Costs

Prior to the Consolidation the general partners of Tax Exempt II were paid, and after the Consolidation the Advisor is paid, fees for the activities performed to originate the FMBs, including evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees, and other expenditures representing direct costs of acquiring or investing in FMBs, are capitalized and amortized as a reduction to interest income over the terms of the FMBs. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the FMBs are charged to operations.

h)  Deferred Costs Relating to the Private Label Tender Option Program

Costs incurred in connection with the Company's Private Label Tender Option Program (see Note 8), such as legal, accounting documentation and other direct costs, have been capitalized and are being amortized over the life of the program using the effective yield method.

i)  Deferred Costs Relating to the Issuance of Preferred Shares of Subsidiary

Costs incurred in connection with the issuance of preferred shares of subsidiary (see Note 9), such as legal, accounting documentation and other direct costs, have been capitalized and are being amortized using the straight line method over 50 years which is the term to the mandatory repurchase in 2049.

j)  Goodwill/Excess of Acquired Net Assets Over Cost

The application of purchase accounting to the Consolidation resulted in the Company recording a deferred credit for the excess of the fair value of the net assets acquired from Tax Exempt I and Tax Exempt III over their cost. This deferred credit was being accreted to interest income from FMBs using the straight-line method over 10 years, which approximated the average remaining term to maturity of the FMBs. The accrual of the estimated value of the Counsel Fee Shares (see Note 12) at October 1, 1998 was considered to be a purchase price adjustment and, in accordance with the application of purchase accounting to the Consolidation, resulted in the reversal of the carrying value of the excess of acquired net assets over cost and the recognition of goodwill at October 1, 1998 in the amount of $4,805,828. In April 1999, the Company successfully negotiated a Discounted Cash Settlement (see Note 12) in lieu of the issuance of Shares which resulted in a decrease in the liability for Counsel Fee Shares and in goodwill in the amount of

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1,698,986. Goodwill is being amortized to interest income from FMBs using the straight-line method over nine years, which approximates the average remaining term to maturity of the FMBs acquired in the Consolidation.

k)  Fair Value of Financial Instruments

As described above, the Company's investments in FMBs and other bond related investments are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable and secured borrowings approximate their carrying values at December 31, 1999 and 1998.

l)  Consolidation Costs

Costs incurred in the Consolidation including legal, accounting and registration fees, amounting to $2,716,260, were charged to shareholders' equity.

m)  Income Taxes

The Company is not required to provide for, or pay, any federal income taxes. Income tax attributes that arise from its operations are passed directly to the Company's shareholders. The Company may be subject to state and local taxes in jurisdictions in which it operates. At December 31, 1999, the net tax basis of the Company's assets and liabilities exceeded the net book basis by approximately $63,428,000.

n)  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on its FMBs and other bond related investments, by their nature in the financial statements and display the accumulated balance of other comprehensive income
(loss) separately from beneficial owners' equity in the shareholders' equity section of the consolidated balance sheets. In accordance with SFAS No. 130, cumulative unrealized gains and losses on securities available-for-sale are classified as accumulated other comprehensive income in shareholders' equity and current period unrealized gains and losses are included as a component of comprehensive income.

o)  Use of Estimates

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

p)  Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers. The Company is an investor in tax-exempt First Mortgage Bonds, and operates in only one reportable segment. The Company does not have or rely upon any major customers. All of the Company's investments are secured by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

q)  New Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

r)  Reclassifications

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - First Mortgage Bonds

As of December 31, 1999, the Company and its consolidated subsidiaries owned 69 FMBs (26 participating FMBs (see Footnote K below) and 43 non-participating
FMBs). Three of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs. The taxable FMBs are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. The following table provides certain information with respect to each of the FMBs.

                                                              Stated                                                    Fair Value
                                                   Closing   Interest                  Maturity         Face Amount    at December
Property                       Location              Date      Rate        Call Date     Date             of FMB       31, 1999 (A)
--------                       --------              ----      ----        ---------     ----             ------       ------------
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Highpointe Club (K)(N)         Harrisburg, PA       7/29/86    8.50%       June 1998   June 2006      $  8,900,000    $  5,769,000
                                                                                                       -----------     -----------
OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)

Barnaby Manor (P)(S)           Washington, DC       11/23/99   7.375       May 2017    May 2032          4,500,000       4,500,000
Casa Ramon (P)                 Orange County, CA    6/8/99     7.50        Oct. 2015   Sep. 2035            50,000(Q)       52,000
Chapel Ridge of Little Rock    Little Rock, AR      8/12/99    7.125       Aug. 2015   Aug. 2039         5,600,000       5,481,000
   (O)(S)
Chapel Ridge of Texarkana      Texarkana, AR        9/29/99    7.375       Oct. 2016   Sept. 2041        5,800,000       5,876,000
   (O)(S)
Country Lake (P)               West Palm Beach, FL  11/9/99    (V)         June 2015   June 2032         6,255,000       6,255,000
Del Monte Pines (R)(P)         Fresno, CA           5/6/99     6.80        May 2017    May 2036         11,000,000      10,275,000
Douglas Pointe(O)(S)(R)        Miami, FL            9/28/99    7.00        Oct. 2026   Sept. 2041        7,100,000       6,827,000
Forest Hills (R)(P)            Garner, NC           12/15/98   7.125       June 2016   June 2034         5,930,000       5,804,000
Fort Chaplin (P)               Washington, DC       12/21/99   6.90        Jan. 2016   Jan. 2036        25,800,000      25,800,000
Franciscan Riviera (P)(R)      Antioch, CA          8/24/99    7.125       Apr. 2016   Aug. 2036         6,587,500       6,447,000
Garfield Park (P)              Washington, DC       8/31/99    7.25        Aug. 2017   Aug. 2031         3,260,000       3,247,000
Greenbriar (M)(P)              Concord, CA          5/6/99     6.875       May 2017    May 2036          9,585,000       9,052,000
Hamilton Gardens (R)(P)        Hamilton, NJ         3/26/99    (U)         Apr. 2015   Mar. 2035         6,400,000       6,264,000
Lake Jackson (R)(O)(S)         Lake Jackson, TX     12/22/98   7.00        Jan. 2018   Jan. 2041        10,934,000      10,513,000
Lakemoor (O)(S)                Durham, NC           12/23/99   7.25        Jan. 2017   Dec. 2041         9,000,000       9,000,000
Lake Park (P)                  Turlock, CA          6/8/99 (T) 7.25        Oct. 2015   Sep. 2035         3,638,000       3,623,000
Lakes Edge At Walden (P)(M)    Miami, FL            7/1/99     6.90        June 2016   May 2035         14,850,000      14,075,000
Lennox Park (O)(S)(M)          Gainesville, GA      7/29/99    6.80        Aug. 2021   July 2041        13,000,000      12,143,000
Lewis Place (O)(S)(M)          Gainsville, FL       6/22/99    (I)         June 2016   June 2041         4,000,000       3,709,000
Mountain Ranch (R)(O)          Austin, TX           12/23/98   7.125       Jan. 2018   Jan. 2041         9,128,000       8,934,000
Standiford (P)(R)              Modesto, CA          9/20/99    7.125       Apr. 2016   Aug. 2036         9,520,000       9,317,000
Sunset Creek (M)(K)            Lancaster, CA        3/25/88    8.50        Mar. 2000   Mar. 2008         8,275,000       6,225,000
Sunset Village (M)(K)          Lancaster, CA        3/25/88    8.50        Mar. 2000   Mar. 2008        11,375,000       8,557,000
Sycamore Woods (R)(P)          Antioch, CA          5/6/99     6.875       May 2017    May 2036          9,415,000       8,891,000
Tallwood (O)(S)(R)             Virginia Beach, VA   9/30/99    7.25        Nov. 2017   Oct. 2041         6,205,000       6,179,000
                                                                                                     -------------   -------------

                                                                                                       207,207,500     197,046,000
                                                                                                     -------------   -------------


OWNED BY CHARTER MAC ORIGINATION TRUST I (H)(L)
Bay Club (K)                   Mt. Pleasant, SC     9/11/86    8.25        Sep. 2000   Sep. 2006         6,400,000       7,253,000
Clarendon Hills (K)            Hayward, CA          12/08/86   5.52        Dec. 2003   Dec. 2003        17,600,000      13,599,000
Cypress Run (K)                Tampa, FL            8/14/86    8.50        Aug. 1998   Aug. 2006        15,402,428      13,576,000
East Ridge (K)                 Mt. Pleasant, SC     5/20/86    8.25        Mar. 2000   May 2010          8,700,000       9,859,000
Greenway Manor (K)(N)          St. Louis, MO        10/09/86   8.50        Oct. 1998   Sept. 2006       12,850,000      15,003,000
The Lakes (K)                  Kansas City, MO      12/30/86   4.87        Dec. 2006   Dec. 2006        13,650,000       9,821,000
Loveridge (K)(N)               Contra Costa, CA     11/13/86   8.00        Nov. 1998   Nov. 2006         8,550,000       6,459,000
Martin's Creek (K)             Summerville, SC      5/20/86    8.25        Mar. 2000   May 2010          7,300,000       8,273,000
                                                                                                     -------------   -------------

                                                                                                        90,452,428      83,843,000
                                                                                                     -------------   -------------



          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Stated                                                    Fair Value
                                                   Closing   Interest                  Maturity         Face Amount    at December
Property                       Location              Date      Rate        Call Date     Date             of FMB       31, 1999 (A)
--------                       --------              ----      ----        ---------     ----             ------       ------------
OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square                 Clovis, CA           8/25/98    (D)         Sep. 2017   Aug. 2040         3,850,000       3,371,000
Bristol Village                Bloomington, MN      7/31/87    7.50        Jan. 2010   Dec. 2027        17,000,000      17,513,000
Carrington Pointe              Los Banos, CA        9/24/98    6.375       Oct. 2017   Sep. 2040         3,375,000       2,955,000
Cedarbrook                     Hanford, CA          4/28/98    7.125       May 2017    May 2040          2,840,000       2,779,000
Cedar Creek (K)(N)             McKinney, TX         12/29/86   8.50        Dec. 1998   Dec. 2006         8,100,000       9,457,000
Cedar Pointe (K)               Nashville, TN        4/22/87    7.00        Apr. 2006   Apr. 2017         9,500,000       9,134,000
College Park (O)(S)            Naples, FL           7/15/98    (C)         Jul. 2025   Jul. 2040        10,100,000       9,711,000
Crowne Pointe (K)              Olympia, WA          12/31/86   7.25        Dec. 1998   Aug. 2029         5,075,000       5,054,000
Falcon Creek (O)(S)            Indianapolis, IN     9/14/98    (F)         Sep. 2016   Aug. 2038         6,144,600       6,119,000
Gulfstream (P)                 Dania, FL            7/22/98    7.25        Apr. 2016   Jul. 2038         3,500,000       3,486,000
Highland Ridge (K)             St. Paul, MN         2/02/87    7.25        June 2010   June 2018        15,000,000      14,938,000
Jubilee Courtyards             Florida City, FL     9/15/98    (G)         Oct. 2025   Sep. 2040         4,150,000       4,062,000
Lakepoint (K)                  Stone Mountain, GA   11/18/87   6.00        Jul. 2005   June 2017        15,100,000      12,445,000
Madalyn Landing (O)(S)         Palm Bay, FL         11/13/98   7.00        Dec. 2017   Nov. 2040        14,000,000      13,461,000
The Mansion                    Independence, MO     5/13/86    7.25        Jan. 2011   April 2025       19,450,000      19,678,000
Marsh Landings (P)(S)          Portsmouth, VA       5/20/98    7.25        Jul. 2017   Jul. 2030         6,050,000       6,025,000
Newport Village (K)            Tacoma, WA           2/11/87    7.25        Jan. 1999   Aug. 2029        13,000,000      12,946,000
North Glen (K)                 Atlanta, GA          9/30/86    (W)         Jul. 2005   June 2017        12,400,000      12,775,000
Northpointe Village (P)        Fresno, CA           8/25/98    (E)         Sep. 2017   Aug. 2040        13,250,000      13,650,000
Ocean Air (P)(S)               Norfolk, VA          4/20/98    7.25        Jan. 2016   Nov. 2030        10,000,000       9,959,000
Orchard Hills (K)              Tacoma, WA           12/31/86   7.25        Dec. 1998   Aug. 2029         5,650,000       5,627,000
Orchard Mill (K)               Atlanta, GA          12/31/86   7.50        Jul. 2005   June 2017        10,500,000      10,517,000
Pelican Cove (K)(N)            St Louis, MO         2/27/87    8.00        Feb. 1999   Feb. 2007        18,000,000      19,780,000
Phoenix                        Stockton, CA         4/28/98    7.125       Nov. 2016   Oct. 2029         3,250,000       3,181,000
River Run (K)                  Miami, FL            8/7/87     8.00        Aug. 1999   Aug. 2007         7,200,000       7,912,000
Shannon Lake (K)               Atlanta, GA          6/26/87    (B)         Jul. 2005   June 2017        12,000,000      11,538,000
Silvercrest                    Clovis, CA           9/24/98    7.125       Oct. 2017   Sep. 2040         2,275,000       2,227,000
Stone Creek (O)(S)             Watsonville, CA      4/28/98    7.125       May 2017    Apr. 2040         8,820,000       8,632,000
Sunset Downs (K)               Lancaster, CA        2/11/87    8.00        May 1999    May 2007         15,000,000      11,284,000
Sunset Terrace (K)             Lancaster, CA        2/12/87    8.00        Feb. 1999   May 2007         10,350,000       7,786,000
Thomas Lake                    Eagan, MN            9/02/86    7.50        Jan. 2010   Dec. 2027        12,975,000      13,367,000
Willow Creek (K)               Ames, IA             2/27/87    7.25        Jan. 2010   June 2022         6,100,000       6,075,000
                                                                                                     -------------   -------------

                                                                                                       304,004,600     297,444,000
                                                                                                     -------------   -------------

Subtotal - Tax-Exempt First Mortgage Bonds                                                             610,564,528     584,102,000
                                                                                                     -------------   -------------



          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             Stated                                                    Fair Value
                                                   Closing   Interest                  Maturity         Face Amount    at December
Property                       Location              Date      Rate        Call Date     Date             of FMB       31, 1999 (A)
--------                       --------              ----      ----        ---------     ----             ------       ------------
TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Greenbriar (P)                 Concord, CA          5/6/99     9.00        May 2017    May 2036          2,015,000       2,015,000
Lake Park (P)                  Turlock, CA          7/15/99    9.00        Oct. 2015   Sep. 2035           375,000         375,000
Lakes Edge at Walden (P)       Miami, FL            10/6/99    11.00       June 2000   Aug. 2010         1,400,000       1,400,000
                                                                                                     -------------   -------------

Subtotal - Taxable First Mortgage Bonds                                                                  3,790,000       3,790,000
                                                                                                     -------------   -------------

  Total First Mortgage Bonds                                                                          $614,354,528    $587,892,000
                                                                                                     -------------   -------------
                                                                                                     -------------   -------------

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 8 and 9).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 8).
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow. FMBs that contain provisions for contingent interest are referred to as "participating"; FMBs lacking this provision are "non-participating".
(L)  The FMBs are held as collateral in connection with the TOP (see Note 8).
(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 4).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in the second quarter of 2000.
(R)  Held by Merrill Lynch as collateral for secured borrowings (see Note 4).
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in June 2000 and 7.25% thereafter.
(W) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the years ended December 31, 1999, 1998 and 1997 were 7.26%, 6.94% and 6.75%, respectively, based on weighted average face amounts of approximately $525,092,000, $394,079,000 and $208,744,000, respectively.

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

The original 31 FMBs (owned at the date of the Consolidation), with an aggregate face amount of $348,602,428, call for interest only debt service payments during their respective terms (which generally are 24 to 30 years from issuance or re-issuance) with repayment of principal due in a lump sum "balloon" payment at the expiration of their respective terms or upon sale or refinancing. The newly acquired bonds (bonds acquired after October 1, 1997) call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules. The Company generally has the right to require redemption approximately 12 to 15 years from issuance or re-issuance and obligors generally are locked out of prepayment for seven to ten years from issuance or re-issuance.

In December 1999, two of the original 31 FMBs were repaid (see below).

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these four FMBs at December 31, 1999 and 1998 was approximately $41,465,000 and $42,323,000, respectively and the income earned from them for the years ended December 31, 1999, 1998 and 1997 was approximately $2,991,000, $3,106,000 and $2,093,000, respectively.

From time to time, the Company enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation. Payments under each of the existing forbearance agreements are current as of December 31, 1999.

Effective September 8, 1999, the Crowne Pointe, Orchard Hills and Newport Village FMBs were modified to: (i) change the stated interest rate (from 8.0% to 7.25%); (ii) allow for a portion of deferred base (Newport) and other accrued interest through August 1999 to be paid at maturity or upon a sale or refinancing; and (iii) extend the maturity (to 2029) mandatory redemption (to
2011) and prepayment lock-out dates (to 2006). The contingent interest feature of the bonds was also modified. These modifications resulted in realized losses on impairment in the amounts of $21,000, $23,000 and $54,000, respectively, to write down the cost basis of each FMB to its then estimated fair value.

Effective December 1, 1999, the obligor under the Cypress Run FMB, an affiliate of the Manager, was transferred to a third party who provided new capital in the amount of $1,813,000. This new capital will be used primarily to provide for repairs to the property as well as costs of the transaction. Repairs are expected to be completed within the next 6-9 months. In conjunction with this transfer and infusion of capital, it is anticipated that the FMB will be formally modified within 6 to 9 months, subject to the approval of the local issuer of the FMB. In the interim, the property will continue to operate pursuant to a forbearance agreement with the Company which calls for a 5.5% minimum annual interest rate. The anticipated modification of this FMB resulted in a realized loss on impairment in the amount of $406,796, to write down the cost basis of this FMB to its estimated fair value.

Effective December 16, 1999, the obligors under the Sunset Terrace, Sunset Downs, Sunset Creek and Sunset Village FMB's (together "the Sunset FMBs"), affiliates of the Manager, transferred their interests, pursuant to a sale of stock, to a third party equity investor. Pursuant to such transfer, the Company entered into a modification agreement (subject to issuer approval) with the new obligor that calls for an annual base rate of 5.48% on the FMBs. Pursuant to the terms of the transaction, the Company received a payment on December 30, 1999 of $1,500,000 in full settlement of all accrued and unpaid base interest on the Sunset FMBs. In addition, in consideration for the waiver of the payment requirement for the payment of past and future contingent interest, a payment of $1,000,000 is expected on or before March 31, 2000. In connection with the transaction, it is expected that the new obligor will invest $800,000-$1,000,000 for physical improvements to the properties. The modifications of the Sunset Terrace, Sunset Downs and Sunset Village FMBs resulted in realized losses on impairment in the amounts of $309,850, $516,000 and $528,396, respectively, to write down the cost basis of each of these FMBs to their estimated fair values. The estimated fair value of the Sunset Creek FMB continues to exceed its amortized cost basis.

In addition to the above FMBs, ten of the Company's other FMBs, with an aggregate face amount of $130,025,000, have previously been modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a particular FMB, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers. The Company may modify other FMBs to reflect generally similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

In addition to the stated base rates of interest, 28, 28 and 26 of the FMBs at December 31, 1999, 1998 and 1997, respectively, provided for "contingent interest" which is equal to: (i) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (ii) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest on the FMBs are exempt from federal income taxation. During the years ended December 31, 1999, 1998 and 1997, five, six and five FMBs, paid contingent interest amounting to approximately $728,000, $960,000 and $353,000, respectively. FMBs that contain provisions for contingent interest are referred to as "participating"; FMBs lacking this provision are "non-participating".

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,916,000, $3,047,000 and $2,415,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Newly acquired FMBs (bonds acquired after October 1, 1997) will generally bear a fixed base interest rate and, to the extent permitted by existing regulations, they may or may not also provide for contingent interest and other features. Terms are expected to be 5 to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (5 to 7 years with up to 6 month's notice). In some cases, the newly acquired bonds (bonds acquired after October 1, 1997) call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules.

New FMBs are generally not expected to be subject to optional prepayment during the first 5-10 years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the outstanding principal balance, declining by 1% per annum. Certain new FMBs may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company (as defined in its trust agreement) may be invested in FMBs secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to new FMBs acquired after the Consolidation. In selected circumstances and generally only in connection with the acquisition of tax-exempt FMBs the Company may acquire a small amount of taxable bonds (i) which the Company may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds and
(ii) to fund certain costs associated with the issuance of FMBs, that under current law cannot be funded by FMBs.

Since October 1, 1997, the Company has acquired 38 tax-exempt FMBs with an aggregate face amount of $284,162,100, one of which was repaid in January 1999 (see below), and three taxable FMBs with an aggregate face amount of $3,790,000.

In order to protect the tax-exempt status of the FMBs, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of December 31, 1999, the face amount of such advances was $15,330,075, their rates range from 8% to 13% and their carrying value was $10,148,060, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000. Such advances with an aggregate face amount of $5,384,808, rates ranging from 8% to 10% and an aggregate carrying amount of $217,996 were advanced to obligors which are affiliates of the Manager.

On January 4, 1999, the obligor of the Countryside North FMB (the "Countryside North Obligor") completed a refinancing with an unaffiliated third party. The Countryside North Obligor then fully repaid its outstanding debt due to the Company totaling $5,135,417 including the FMB in the amount of $5,000,000, a $100,000 prepayment penalty and accrued interest due through the repayment date of $35,417 resulting in a loss on the repayment (including the prepayment penalty and the write off of unamortized bond selection costs) in the amount of $25,493.

On December 26, 1999, the obligor of the Players Club and Suntree FMBs (together the "Players Club/Suntree Obligor") completed a sale of the properties to an independent third party. The Players Club/Suntree Obligor then repaid the FMBs with face amounts of $9,700,000 and $7,500,000, respectively, in the amounts of $8,790,000 and $7,500,000 resulting in losses on the repayment (including the write off of unamortized bond selection costs) in the amounts of $376,496 and $61,158. In addition, the Players Club/Suntree Obligor also repaid promissory note obligations in the amounts of $472,128 and $88,618. The Players Club/Suntree Obligor has no further obligation to the company under the FMBs.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No single FMB provided interest income which exceeded 10% of the Company's total revenue for the years ended December 31, 1999, 1998 and 1997, except for the Bristol Village FMB which provided 10% of total revenue in 1997.

Based on the face amount of FMBs at December 31, 1999, approximately 26% of the Underlying Properties are located in California, 14% are located in Florida, 10% are located in Missouri and 10% are located in Georgia. No other states comprise more than 10% of the total face amount at December 31, 1999. Based on the face amount of FMBs at December 31, 1998, approximately 23% of the Underlying Properties were located in California, 15% were located in Florida, 14% were located in Missouri, 10% were located in Georgia and 10% were located in Minnesota. No other states comprised more than 10% of the total face amount at December 31, 1998.

The amortized cost basis of the Company's portfolio of 69 FMBs at December 31, 1999 and 49 FMBs at December 31, 1998 was $585,474,109 and $443,602,409,
respectively. The net unrealized gain on FMBs in the amount of $2,417,891 at December 31, 1999 consisted of gross unrealized gains and losses of $16,484,461 and $14,066,570, respectively. The net unrealized gain on FMBs in the amount of $15,060,191 at December 31, 1998 consisted of gross unrealized gains and losses of $22,256,064 and $7,195,873, respectively.

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

NOTE 4 - Securitization Transactions

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

For financial reporting purposes, due to the repurchase right, the Company accounts for the net proceeds received upon the transfer of its FMBs to Merrill Lynch through the P-FLOATS/RITES program as secured borrowings and, accordingly, continues to account for the FMBs as its assets in the accompanying consolidated balance sheets. When Merrill Lynch purchases FMBs directly and sells the RITES to the Company, such RITES are classified as other bond related investments in the accompanying consolidated balance sheets (See Note 5).

In order to facilitate the securitization, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 1999, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $53,761,000, $1,028,209 and $45,541,000, respectively.

During the period May 1999 through December 1999, the Company transferred ten FMBs with an aggregate face amount of $82,219,500 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $80,769,616.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.8%, annualized, for the period June 29, 1999 (inception of this program) through December 31, 1999.

During June 1999, Merrill Lynch purchased three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $579,118 which includes bond selection and other transaction costs.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Other Bond Related Investments

The Company's other bond related investments consist of investments in RITES (see Note 4). The following table provides certain information with respect to each of the RITES.

                                                      Face
                                                     Amount      Amortized       Fair
                                                    of RITES   Cost Basis at   Value at
FMB                           Date    Face Amount   Interest      December     December
Description/Location       Purchased    of FMB      Purchased     31, 1999     31, 1999
--------------------       ---------    ------      ---------     --------     --------
OWNED BY CHARTER MAC EQUITY ISSUER TRUST

RITES-Avalon Court/
  Oakley, CA               6/17/99    $  8,240,000   $ 5,000      $200,045     $200,000
RITES-Meadowview Park/
  Santa Rosa, CA           6/17/99       6,250,000     5,000       162,432      160,000
RITES-The Courtyards/
  Santa Rosa, CA           6/17/99       7,940,000     5,000       201,817      200,000
                                        ----------   -------       -------      -------
                                       $22,430,000   $15,000      $564,294     $560,000
                                        ----------   -------       -------      -------
                                        ----------   -------       -------      -------

NOTE 6 - Deferred Costs

The components of deferred costs are as follows:

                                                                           December 31,
                                                                   ---------------------------
                                                                        1999          1998
                                                                   -------------  ------------
Deferred bond selection costs                                        $ 9,904,683    $6,355,252
Deferred costs relating to the Private Label Tender Option
  Program (see Note 8)                                                 3,614,627     3,054,995
Deferred costs relating to the issuance of preferred shares
  of subsidiary (see Note 9)                                           3,605,331             0
Other                                                                    172,039             0
                                                                     -----------    ----------
                                                                      17,296,680     9,410,247

Less:  Accumulated amortization                                       (3,074,229)   (2,404,282)
                                                                     -----------    ----------

                                                                     $14,222,451    $7,005,965
                                                                     -----------    ----------
                                                                     -----------    ----------

For a description of these costs see note 2(g), (h) and (i).

NOTE 7 - Note Payable

During 1998, an interim credit facility with Goldman Sachs & Company was available to the Company at prevailing rates of interest for such accounts (5.98% at December 14, 1998 which was the date the facility was terminated).

NOTE 8 - Minority Interest In Subsidiary

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999, the Company successfully negotiated an increase in its TOP to $200,000,000. As of December 31, 1999, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 32 of those FMBs, with an aggregate principal amount of approximately $304,005,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $177,000,000 at December 31, 1999, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

The effect of the TOP structure is that a portion of the interest received by the Owner Trust on the FMBs it holds is distributed through the Senior Certificate to the holders of the Floater Certificates in an amount determined each week by the remarketing agent, Goldman Sachs & Co., at the distribution amount that is required to enable the remarketing agent to sell the Floater Certifi-

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cates at par on any weekly determination date, with the residual interest remitted to the Origination Trust via the Residual Certificate.

For financial accounting and reporting purposes, the Owner Trust, which is controlled by the Company, is consolidated. The equity in the Owner Trust represented by the Senior Certificate is classified as "minority interest in subsidiary (subject to mandatory redemption)" in the accompanying consolidated balance sheets. Income earned by the Owner Trust is allocated to the minority interest in an amount equal to the distributions through the Senior Certificate to the holders of the Floater Certificates. Such allocation of income is classified as "minority interest in income of subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the TOP are being amortized using the straight line method over 10 years, which approximates the average remaining term to maturity of the FMBs contributed to the Owner Trust.

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.5% and 4.9% for the year ended December 31, 1999 and the period May 21, 1998 (inception) through December 31, 1998, respectively.

NOTE 9 - Preferred Shares of Subsidiary

On June 29, 1999 a subsidiary of the Company completed a $90 million tax-exempt preferred equity offering (the "Preferred Offering") comprising 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments, Inc. (the "Initial Purchasers"). The Initial Purchasers then sold the Series A Cumulative Preferred Shares to qualified institutional investors.

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust and Owner Trust, its two directly and indirectly owned subsidiaries (see Note 8). In addition to contributing the ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,395,000 from the Preferred Offering have been used to invest in or acquire additional tax-exempt assets for the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares. Distributions in the amount of $3,014,375 (66,986.11 per share) were paid to the preferred shareholders of the Issuer for the period June 29, 1999 (inception) through December 31, 1999.

Holders of the Series A Cumulative Preferred Shares may elect to retain their shares upon a remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of the Series A Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on June 30, 2049, unless the Issuer decides to remarket the shares on such date. The Issuer may not redeem the Series A Cumulative Preferred Shares before June 30, 2009. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. The Series A Cumulative Preferred Shares are not convertible into common shares of the Issuer or Shares of the Company.

The Series A Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Issuer, senior to all classes or series of common shares of the Issuer and therefore, of the Company.

For financial accounting and reporting purposes, the Series A Cumulative Preferred Shares are classified as "Preferred shares of subsidiary (subject to mandatory repurchase)" in the accompanying consolidated balance sheets. Net income earned by the Issuer and its two subsidiaries is allocated to the holders of the Series A Cumulative Preferred Shares in an amount equal to the distributions to such holders. Such allocation of income is classified as "Income allocated to preferred shareholders of subsidiary" in the accompanying consolidated statements of income. Deferred costs relating to the issuance of the Series A Cumulative Preferred Shares are included in "Deferred Costs" (see
Note 6) and are being amortized using the straight line method over 50 years which is the term to the mandatory repurchase in 2049.

NOTE 10 - Related Parties

CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY (AFTER THE CONSOLIDATION)
Pursuant to the Management Agreement, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) (i) bond selection fees equal to 2% of the principal amount of each FMB or other instrument acquired or invested in by the Company; (ii) special distributions equal to
 .375% per annum of the total invested assets of the Company; (iii) loan servicing fees equal to .25% per annum of the outstanding principal amount of FMBs held by the Company (not including its consolidated subsidiaries) and .15% per annum of the outstanding principal amount of FMBs held by the consolidated subsidiaries of the Company; (iv) management fees equal to .10% per annum of the total invested assets of the consolidated subsidiaries of the Company; (v) a

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (vi) reimbursement of certain administrative costs incurred by the Manager and its affiliates on behalf of the Company. Fees payable to the Manager which are based on FMBs or assets of the Company include such FMBs or assets which are either held directly by the Company or held by other entities to whom the Company has transferred such FMBs or assets to facilitate financing. In addition, the Manager receives bond placement fees from the borrower in an amount equal to 1% to 1.5% of the principal amount of each FMB or other instrument acquired or invested in by the Company, and affiliates of the Manager are part of a joint venture which has a development services agreement with the obligors of five FMBs.

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the year ended December 31, 1999 and 1998 and the three months ended December 31, 1997 (after the Consolidation) were as follows:

                                                                 Year              Year           Three Months
                                                                 Ended             Ended             Ended
                                                              December 31,      December 31,      December 31,
                                                                  1999              1998              1997
                                                              -----------       -----------       ------------
Bond selection fees                                            $3,806,510        $2,351,932         $  100,000
Expense reimbursement                                             384,231           374,315             36,747
Loan servicing fees                                               856,949           591,119            220,386
Management fees                                                   480,789           394,079                  0
Special distribution                                            2,018,822         1,477,797            330,580
                                                                ---------         ---------          ---------

                                                               $7,547,301        $5,189,242         $  687,713
                                                                ---------         ---------          ---------
                                                                ---------         ---------          ---------

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

The expenses incurred by Tax Exempt II to related parties for the nine months ended September 30, 1997 were as follows:

                                                              Nine Months
                                                                 Ended
                                                              September 30,
                                                                  1997
                                                              ------------
PBP and affiliates
  General and administrative                                  $    58,170
  Management fee                                                  303,984
                                                               ----------
                                                                  362,154
Related General Partner and affiliates
  General and administrative                                       66,222
  Management fee                                                  303,984
  Loan servicing fee                                              303,152
                                                               ----------
                                                                  673,358
                                                               ----------
                                                               $1,035,512
                                                               ----------
                                                               ----------

GENERAL
As of December 31, 1999, the obligors of the River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson, Mountain Ranch, Hamilton Garden, Del Monte Pines, Greenbriar, Sycamore Woods, Avalon Court, The Courtyards, Meadowview Park, Casa Ramon, Lake Park, Lewis Place, Lennox Park, Chapel Ridge of Little Rock, Franciscan Riviera, Standiford, Douglas Pointe, Chapel Ridge of Texarkana, Tallwood, Barnaby Manor and Fort Chaplin FMBs are local partnerships in

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With respect to three of the above FMBs, the Company owns the RITES (see Note 5).

As of December 31, 1999, the original owners of the Underlying Properties and obligors of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB or otherwise buy the property and payoff all or most of the FMB obligation.

NOTE 11 - Earnings Per Share, Profit and Loss Allocations and Distributions

CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY (AFTER THE CONSOLIDATION) Pursuant to the Management Agreement, the Manager receives a special distribution equal to .375% per annum of the total invested assets of the Company (which equals the face amount of the FMBs), payable quarterly, for managing the affairs of the Company. After payment of the special distribution, distributions are made to the shareholders in accordance with their percentage interests.

Income is allocated first to the Manager in an amount equal to the special distribution. The net remaining profits or losses, after a special allocation of 1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

Basic net income per Share in the amount of $1.02, $.99 and $.12 for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods ($23,181,818, $22,025,872 and $2,792,740, respectively), less the special allocations to the Manager ($2,230,452, $1,683,278 and $355,202, respectively), divided by the weighted average number of Shares outstanding for the periods (20,580,756, 20,587,151 and 20,587,465, respectively).

Diluted net income per Share in the amount of $1.02, $.98 and $.12 for the years ended December 31, 1999 and 1998 and the three months ended December 31, 1997, respectively, equals net income for the periods, less the special allocations to the Manager, divided by the weighted average number of diluted Shares outstanding for the periods (20,580,756, 20,740,641 and 20,587,465, respectively). The weighted average number of diluted Shares outstanding for the year ended December 31, 1998 reflects the weighted average impact of an additional 608,955 Shares presumed to be issued to counsel for the Partnerships pursuant to an Order and Stipulation of Settlement by the United States District Court for the Southern District of New York on February 18, 1999. In April 1999, the Company successfully negotiated a discounted cash settlement in lieu of the issuance of shares (see Note 9). As the Company had no contingently-issuable Shares or potentially dilutive securities outstanding at December 31, 1999 and 1997, diluted net income per share is the same as basic net income per share.

Net income per unit information for the period before the Consolidation is not presented because it is not indicative of the Company's continuing capital structure.

TAX EXEMPT II (PRIOR TO THE CONSOLIDATION)
Net profits or losses and distributions were allocated 98% to the BUC$holders and 2% to the general partners of Tax Exempt II in accordance with the Agreement of Limited Partnership of Tax Exempt II.

NOTE 12 - Capital Stock and Share Option Plan

The Company has adopted an incentive share option plan (the "Incentive Share Option Plan"), the purpose of which is to (i) attract and retain qualified persons as trustees and officers and (ii) to incentivize and more closely align the financial interests of the Manager and its employees and officers with the interests of the shareholders by providing the Manager with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per Share in the immediately preceding calendar year exceed $0.9517 per Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Shares which is equal to three percent of the Shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Shares over the life of the Incentive Shares Option Plan equal to 10% of the Shares outstanding on October 1, 1997 (2,058,748 Shares).

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

All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the year ended December 31, 1997. In 1998, the Company distributed only $.93 per Share, thus prohibiting the Compensation Committee, from issuing options. In 1999, the Company distributed $.995 per Share, thus enabling the Compensation Committee, at their discretion, to issue options. The Compensation Committee is considering granting options; however, as of March 17, 2000, no options have been granted. Three percent of the Shares outstanding as of December 31, 1999 are equal to 617,624 Shares.

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and or Shares. As of December 31, 1999 and 1998, 1910 and 372 Shares, respectively, having an aggregate value of $25,000 and $5,000, respectively, have been issued to the independent trustee as compensation for their services.

On October 9, 1998, the Board of Trustees authorized the implementation of a Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Shares. The repurchases will be made in the open market and the timing will be dependant on the availability of Shares and other market conditions. As of both December 31, 1999 and 1998, the Company had acquired 8,400 of its Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Shares are accounted for as treasury Shares of beneficial interest.

The Company was created as part of the settlement in 1997 of class action litigation against, among others, the sponsors of the Partnerships which were consolidated to form the Company. As part of that settlement, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares were based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999 (the "Order"), Class Counsel was entitled to receive 608,955 shares of beneficial interest in the Company. An accrual for this amount was included in accounts payable, accrued expenses and other liabilities at December 31, 1998. On April 15, 1999, the Company successfully negotiated a discounted cash settlement (the "Discounted Cash Settlement") of $6,089,550 with Class Counsel in lieu of the issuance of shares. On April 26, 1999, the Discounted Cash Settlement was approved by the Board of Trustees and it was paid on May 3, 1999.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - Selected Quarterly Financial Data (unaudited)

                                                                           1999 Quarter Ended
                                                 ----------------------------------------------------------------------
                                                   March 31           June 30          September 30        December 31
                                                 ------------       -----------       --------------      -------------
Revenues:

  Interest income:
   First mortgage bonds                           $ 7,921,003       $ 8,499,941        $10,045,763         $11,674,543
   Other bond related investments                           0            22,378            154,877             126,025
   Temporary investments                              102,522           155,475            556,614             475,058
   Promissory notes                                   165,159           166,654            164,792             206,386
                                                   ----------        ----------         ----------          ----------

   Total revenues                                   8,188,684         8,844,448         10,922,046          12,482,012
                                                   ----------        ----------         ----------          ----------

Expenses:

  Interest expense                                      8,368           365,110            558,758             816,989
  Recurring fees relating to the Private
   Label Tender Option Program                        319,750           348,919            364,265             383,822
  Loan servicing and management fees                  287,749           307,107            352,300             390,582
  General and administrative                          335,069           342,407            389,990             363,332
  Amortization                                         78,512            85,814            105,944             111,757
  Loss on impairment of assets                              0                 0                  0           1,859,042
                                                   ----------        ----------         ----------          ----------

   Total expenses                                   1,029,448         1,449,357          1,771,257           3,925,524
                                                   ----------        ----------         ----------          ----------

Income before loss on repayment of
  first mortgage bonds                              7,159,236         7,395,091          9,150,789           8,556,488

Loss on repayment of first mortgage bonds             (25,493)                0                  0            (437,654)
                                                   ----------        ----------         ----------          ----------

Income before minority interests                    7,133,743         7,395,091          9,150,789           8,118,834

Income allocated to preferred shareholders
  of subsidiary                                             0           (33,125)        (1,490,625)         (1,490,625)
Minority interest in income of subsidiary          (1,128,221)       (1,409,729)        (1,388,095)         (1,676,219)
                                                   ----------        ----------         ----------          ----------

   Net income                                       6,005,522         5,952,237          6,272,069           4,951,990

Special allocation of net
  income to the Manager                              (487,362)         (517,514)          (597,491)           (416,455)
                                                   ----------        ----------         ----------          ----------

Net income applicable to
  shareholders                                    $ 5,518,160       $ 5,434,723        $ 5,674,578         $ 4,535,535
                                                   ----------        ----------         ----------          ----------
                                                   ----------        ----------         ----------          ----------

Net income per share
  (basic and diluted)                             $       .27       $       .26        $       .28         $       .22
                                                   ----------        ----------         ----------          ----------
                                                   ----------        ----------         ----------          ----------

Certain amounts in the quarters prior to the quarter ended December 31, 1999 have been reclassified from amounts previously reported in the Company's Forms 10-Q to conform to such quarter's presentation.

The results for the quarter ended December 31, 1999 reflect losses on impairment of assets, totaling $1,859,042 relating to certain FMBs whose terms were modified and losses totaling $437,654 resulting from the repayment of two FMBs (see Note 3).

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           1998 Quarter Ended
                                                 ----------------------------------------------------------------------
                                                   March 31           June 30          September 30        December 31
                                                 ------------       -----------       --------------      -------------
Revenues:

  Interest income:
   First mortgage bonds                           $ 5,843,408       $ 6,511,978        $ 7,060,874         $ 7,708,407
   Temporary investments                               41,526            62,868             57,655              59,221
   Promissory notes                                   145,799           144,631            148,551             155,202
                                                   ----------        ----------         ----------          ----------

   Total revenues                                   6,030,733         6,719,477          7,267,080           7,922,830
                                                   ----------        ----------         ----------          ----------

Expenses:

  Interest expense                                    344,770           328,875            305,326             525,363
  Recurring fees relating to the Private
   Label Tender Option Program                              0                 0            242,370             212,549
  Loan servicing and management fees                  217,974           233,604            255,200             278,420
  General and administrative                          220,027           347,854            367,721             311,624
  Amortization                                              0            24,304             56,437              77,831
                                                   ----------        ----------         ----------          ----------

   Total expenses                                     782,771           934,637          1,227,054           1,405,787
                                                   ----------        ----------         ----------          ----------

Income before minority interest                     5,247,962         5,784,840          6,040,026           6,517,043

Minority interest in income of subsidiary                   0          (256,757)          (534,442)           (772,800)
                                                   ----------        ----------         ----------          ----------

   Net income                                       5,247,962         5,528,083          5,505,584           5,744,243

Special allocation of net
  income to the Manager                              (376,171)         (402,183)          (434,027)           (470,897)
                                                   ----------        ----------         ----------          ----------

Net income applicable to
  shareholders                                    $ 4,871,791       $ 5,125,900        $ 5,071,557         $ 5,273,346
                                                   ----------        ----------         ----------          ----------
                                                   ----------        ----------         ----------          ----------

Net income per share:

  Basic                                           $       .24       $       .25        $       .25         $       .26
                                                   ----------        ----------         ----------          ----------
                                                   ----------        ----------         ----------          ----------

  Diluted                                         $       .24       $       .25        $       .25         $       .25
                                                   ----------        ----------         ----------          ----------
                                                   ----------        ----------         ----------          ----------

Certain amounts in the above quarterly information differ from those previously reported in the Company's Form 10-Qs due to reclassifications made to conform to the presentations used in the fourth quarter of 1999. These reclassifications did not affect previously reported net income or per share amounts.

NOTE 14 - Commitments and Contingencies

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into a merger agreement pursuant to which ATEBT would merge with and into CM Holding Trust, a wholly-owned subsidiary of the Company. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of the Company.

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $27,382,000 and net assets of approximately $26,030,000 at December 31, 1999. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at December 31, 1999, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,463,521 shares at December 31, 1999) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

Consummation of the merger is subject to several conditions, including approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's Shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the second quarter of 2000.

          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - Subsequent Event

On February 15, 2000, 1642 Shares, having an aggregate value of $20,000 based on the closing price per share on February 14, 2000, were issued to the independent trustees as compensation for their services for the year ended December 31, 1999.

On March 14, 2000, the Company acquired one FMB for a purchase price of $5,600,000, not including bond selection fees and expenses of approximately $112,000. The obligor of the FMB is a local partnership in which an investment partnership, whose general partner is an affiliate of the Manager, owns a controlling partnership interest. Further information regarding the FMB is as follows:

                                  Stated                          Face       No. of
                     Closing     Interest     Call Date/         Amount      Rental
Property/Location     Date         Rate     Maturity Date        of FMB      Units
-----------------    -------       ----     -------------        ------      -----
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY CHARTER MAC EQUITY ISSUER TRUST

Summerlake                                      4/1/27
   /Davie, FL        3/14/00       7.40%         3/1/42         $5,600,000     108

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                                 Sequential
                                                                                    Page
                                                                                 ----------
(a) 1.     Financial Statements

           Independent Auditors' Report                                              27

           Consolidated Balance Sheets as of December 31, 1999 and 1998              28

           Consolidated Statements of Income for the years ended
           December 31, 1999, 1998 and 1997                                          29

           Consolidated Statements of Changes in Shareholders'
           Equity/Partners' Capital (Deficit) for the years ended
           December 31, 1999, 1998 and 1997                                          30

           Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                                          32

           Notes to Consolidated Financial Statements                                35

(a) 2.     FINANCIAL STATEMENT SCHEDULES

           Schedule I - Condensed Financial Information of Registrant                59

           Schedule IV - Mortgage Loans on Real Estate at December 31, 1999          67

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



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(continued)

                                                                                 Sequential
                                                                                    Page
                                                                                 ----------
3.2        Amended and Restated Bylaws (filed herewith)                              72

4.1 Specimen Copy of Share Certificate for shares of beneficial interest of the Company (incorporated by reference to the Company's Amendment
           No. 1 on Form 10/A to the Company's Registration Statement on Form
           10, File No. 001-13237)

10(a)      Management Agreement dated as of October 1, 1997, between the Company and Related Charter L.P. (incorporated by reference to the Company's
           Current Report on Form 8-K, filed with the Commission on March 19,
           1998)

10(b) Agreement and Plan of Merger dated as of October 1, 1997, by and among the Company, Summit Tax Exempt Bond Fund, L.P., Summit Tax
           Exempt L.P. II and Summit Tax Exempt L.P. III (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

10(c)      Incentive Share Option Plan (incorporated by reference to the
           Company's Current Report on Form 8-K, filed with the Commission on
           March 19, 1998)

10(d)      Contribution Agreement between CharterMac and CharterMac Origination
           Trust ("Origination Trust") dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaw) in the Company's June 30, 1998
           Quarterly Report on Form 10-Q)

10(e)      Contribution Agreement between Origination Trust and CharterMac Owner
           Trust ("Owner Trust") dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaax) in the Company's June 30, 1998
           Quarterly Report on Form 10-Q)

10(f)      Insurance Agreement among MBIA, CharterMac, Origination
           Trust, Owner Trust, CharterMac Floater Certificate Trust
           ("Floater Certificate Trust"), First Tennessee Bank
           National Association ("First Tennessee"), Related Charter
           LP, and Bayerische Landesbank Girozentrale, New York
           Branch ("Bayerische") dated as of May 21, 1998
           (incorporated by reference to Exhibit 10 (aaay) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

10(g)      Liquidity Agreement among Owner Trust, Floater Certificate Trust,
           First Tennessee, MBIA and Bayerische dated as of May 21, 1998
           (incorporated by reference to Exhibit 10 (aaaz) in the Company's June
           30, 1998 Quarterly Report on Form 10-Q)

10(h)      Liquidity Pledge and Security Agreement among Origination Trust,
           Owner Trust, Floater Certificate Trust, MBIA, First Tennessee and
           Bayerische dated as of May 21, 1998 (incorporated by reference to



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(continued)

                                                                                 Sequential
                                                                                    Page
                                                                                 ----------
           Exhibit 10 (aaaaa) in the Company's June 30, 1998 Quarterly Report on
           Form 10-Q)

10(i)      Fee Agreement among Wilmington Trust Company, Floater Certificate
           Trust and CharterMac dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaab) in the Company's June 30, 1998
           Quarterly Report on Form 10-Q)

10(j)      Certificate Placement Agreement (incorporated by reference to Exhibit
           10 (aaaac) in the Company's June 30, 1998 Quarterly Report on Form
           10-Q)

10(k)      Remarketing Agreement (incorporated by reference to Exhibit 10
           (aaaad) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

10(l)      Charter Mac Equity Issuer Trust, 6 5/8% Series A Cumulative Preferred
           Shares, Purchase Agreement, dated June 14, 1999 (incorporated by reference to Exhibit 10 (aaaaz) in the Company's June 30, 1999
           Quarterly Report on Form 10-Q)

10(m)      Agreement and Plan of Merger by and among Charter Municipal Mortgage
           Acceptance Company, CM Holding Trust and American Tax Exempt Bond
           Trust dated as of November 2, 1999 (incorporated by reference to Exhibit 99.2 in the Company's Current Report on Form 8-K dated
           November 2, 1999)

12         Ratio of earnings to fixed charges and preferred share
           dividends of subsidiary                                                   94

21         Subsidiaries of the Company (filed herewith)                              95

27         Financial Data Schedule (filed herewith)                                  96

99.1       Amended and Restated Trust Agreement by and among
           J. Michael Fried, Stuart J. Boesky, Alan P. Hirmes, Robert
           W. Grier and Andrew T. Panaccione as Managing Trustees,
           Charter Municipal Mortgage Acceptance Company and
           Wilmington Trust Company, as Registered Trustee dated June
           22, 1999 relating to Charter Mac Equity Issuer Trust
           (incorporated by reference to Exhibit 99 in the Company's
           June 30, 1999 Quarterly Report on Form 10-Q)

99.2       Agreement dated as of April 15, 1999 between Charter Municipal
           Mortgage Acceptance Company and Melvyn I. Weiss, Esq. and Lawrence A.
           Sucharow, Esq., as Class Counsel co-chairmen (incorporated by reference to the Company's current report on Form 8-K filed with the Commission on April 29, 1999)



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(continued)

                                                                                 Sequential
                                                                                    Page
                                                                                 ----------
(b)        REPORTS ON FORM 8-K

           Current report on Form 8-K relating to an Agreement and Plan of Merger providing for the merger of American Tax Exempt Bond Trust, a Delaware Business Trust, with and into a subsidiary of the Company, with the Company's subsidiary as the surviving trust in the merger was dated November 2, 1999 and was filed on November 4, 1999.

           Current report on Form 8-K relating to the resignation of J. Michael
            Fried as Chairman of the Board of Trustees and Chief Executive
            Officer and Stuart J. Boesky as Chief Operating Officer and the unanimous appointment of Stephen M. Ross as Chairman of the Board of Trustees and Stuart J. Boesky as Chief Executive Officer was dated
            December 16, 1999 and was filed on January 5, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)




Date:  March 29,2000                    By: /s/ Stuart J. Boesky
                                            --------------------
                                            Stuart J. Boesky
                                            Managing Trustee, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


         Signature                        Title                       Date
-------------------------    --------------------------------    --------------


/s/ Stuart J. Boesky         Managing Trustee, President
--------------------         and Chief Executive Officer         March 29, 2000
Stuart J. Boesky



/s/ Stephen M. Ross          Managing Trustee and
-------------------          Chairman of the Board               March 29, 2000
Stephen M. Ross



/s/ Michael J. Brenner
----------------------       Managing Trustee                    March 29, 2000
Michael J. Brenner



/s/ Alan P. Hirmes           Managing Trustee, Executive
------------------           Vice President and Secretary        March 29, 2000
Alan P. Hirmes



/s/ Peter T. Allen
------------------           Managing Trustee                    March 29, 2000
Peter T. Allen



/s/ Arthur P. Fisch
-------------------          Managing Trustee                    March 29, 2000
Arthur P. Fisch



/s/ Thomas M. White
-------------------          Managing Trustee                    March 29, 2000
Thomas M. White



/s/ John B. Roche            Chief Financial Officer and
-----------------            Chief Accounting Officer            March 29, 2000
John B. Roche

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including its consolidated subsidiaries) CONDENSED BALANCE SHEETS


                                                                 December 31,
                                                          -------------------------
                                                              1999         1998
                                                          -----------   -----------
                                     ASSETS
First mortgage bonds-at fair value                         $9,559,000   $75,015,000
Temporary investments                                      19,790,000             0
Cash and cash equivalents                                   3,523,956    11,887,236
Cash and cash equivalents-restricted                          971,758             0
Interest receivable, net                                      199,548       304,713
Promissory notes receivable                                10,148,060     7,628,920
Due from subsidiaries                                         439,108       230,221
Investment in Charter Mac Origination Trust I               9,989,851   219,715,109
Investment in CM Holding Trust                            250,099,847             0
Deferred costs, net                                        10,653,865     7,005,965
Goodwill, net                                               2,674,626     4,671,235
Other assets                                                  262,344        11,500
                                                          -------------------------

Total assets                                             $318,311,963  $326,469,899
                                                          ===========   ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued expenses and other
   liabilities                                           $    423,540  $  8,140,184
  Due to Manager and affiliates                               838,567     1,035,748
  Due to subsidiaries                                         155,717     1,483,893
  Distributions payable to shareholders                     5,453,971     4,939,068

Total liabilities                                           6,871,795    15,598,893
                                                          -----------   -----------

Commitments and contingencies

Shareholders' equity:
Beneficial owner's equity-manager                             441,878       230,259
Beneficial owners' equity-other shareholders
  (50,000,000 shares authorized; 20,589,375 issued and
   20,580,975 outstanding and 20,587,837 issued and
   20,579,437 outstanding in 1999 and 1998, respectively) 312,800,380   312,307,115
Treasury shares of beneficial interest (8,400 shares)        (103,359)     (103,359)
Accumulated other comprehensive loss                       (1,698,731)   (1,563,009)

Total shareholders' equity                                311,440,168   310,871,006
                                                          -----------   -----------

Total liabilities and shareholders' equity               $318,311,963  $326,469,899
                                                          ===========   ===========

                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Years Ended December 31,
                                                  --------------------------------------
                                                     1999          1998           1997
                                                  ----------    ----------    ----------
Revenues:
  Interest income:
   First mortgage bonds                         $  5,988,021   $20,287,754   $13,902,592
   Other bond related investments                     62,910             0             0
   Temporary investments                             662,728       213,138       155,460
   Promissory notes                                  702,991       594,183       171,722
   Income from Charter Mac Origination Trust I     9,989,851     4,570,337             0
   Income from CM Holding Trust                    8,187,277             0              0
                                                  ----------    ----------    ----------
   Total revenues                                 25,593,778    25,665,412    14,229,774
                                                  ----------    ----------    ----------

Expenses:
  Interest expense                                   417,263     1,504,334       429,012
  Partnership management fees                              0             0       607,969
  Loan servicing and management fees                 135,767       729,840       523,538
  General and administrative                       1,406,501     1,246,794       728,812
  Amortization                                       345,282       158,572        41,500
  Loss on impairment of assets                             0             0     1,843,135
                                                  ----------    ----------    ----------
   Total expenses                                  2,304,813     3,639,540     4,173,966
                                                  ----------    ----------    ----------

Income before loss on repayment of first
  mortgage bonds                                  23,288,965    22,025,872    10,055,808
Loss on repayment of first mortgage bonds            107,147             0             0
                                                  ----------    ----------    ----------

   Net income                                    $23,181,818   $22,025,872   $10,055,808
                                                                              ==========

Special allocation of net
  income to the Manager                          $ 2,230,452   $ 1,683,278   $   355,202*
                                                  ----------    ----------    ----------

Net income applicable to shareholders            $20,951,366   $20,342,594   $ 2,437,538*
                                                  ==========    ==========    ==========

*Represents amount for the three months ended December 31, 1997.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Years Ended December 31,
                                                        ----------------------------------------
                                                            1999         1998            1997
                                                        ------------  ------------   -----------
Cash flows from operating activities:
  Net income                                            $ 23,181,818  $ 22,025,872   $10,055,808
                                                        ------------  ------------   -----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on repayments of first mortgage bonds                 107,147             0             0
  Loss on impairment of assets                                     0             0     1,843,135
  Amortization                                               345,282       158,572        41,500
  Amortization of goodwill                                   297,623       134,593             0
  Amortization of bond selection costs                       450,743       238,928       184,851
  Accretion of excess of acquired net
   assets over cost                                                0      (248,559)      (82,853)
  Accretion of deferred income                                     0       (39,753)      (66,212)
   Income from investment in Charter Mac
    Origination Trust I                                   (9,989,851)   (4,570,337)            0
   Income from investment in CM Holding Trust             (8,187,277)            0             0
   Distributions from Charter Mac Origination
    Trust I                                               16,467,319   151,538,426             0
  Changes in operating assets and liabilities:
   Interest receivable                                       105,165       574,806       449,808
   Other assets                                                  656        29,971        (5,503)
   Accounts payable, accrued expenses and
    other liabilities                                     (5,918,615)       70,457        69,393
   Due from subsidiaries                                    (208,887)     (230,221)       84,225
   Due to subsidiaries                                    (1,328,176)    1,483,893             0
   Due to Manager and affiliates                            (343,960)      278,751      (162,178)
                                                        ------------  ------------   -----------
  Total adjustments                                       (8,202,831)  149,419,527     2,356,166
                                                        ------------  ------------   -----------
Net cash provided by operating activities                 14,978,987   171,445,399    12,411,974
                                                        ------------  ------------   -----------

Cash flows from investing activities:
  Proceeds from repayments of first mortgage bonds         5,100,000             0             0
  Purchase of first mortgage bonds                       (44,290,000) (117,596,600)   (5,000,000)
  Purchase of other bond related investments                (480,162)            0             0
  Proceeds from secured borrowings                        52,807,000             0             0
  Contribution of first mortgage bonds to
   CM Holding Trust for cash                              13,492,000             0             0
  Contribution of other bond related investment
   to CM Holding Trust for cash                               15,000             0             0
  Increase in deferred bond selection costs               (3,906,784)   (2,598,288)     (130,091)
  Net sale (purchase) of temporary investments           (19,790,000)    3,500,000       100,000
  Increase in other assets                                  (251,500)            0             0
  Increase in other deferred costs                          (100,000)            0             0
  Loans made to properties                                (2,847,185)   (1,055,695)     (324,000)
  Principal payments received from loans made to
   properties                                                328,045       507,040       129,257
                                                        ------------  ------------   -----------
Net cash provided by (used in) investing activities           76,414  (117,243,543)   (5,224,834)
                                                        ------------  ------------   -----------

                                                                    (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                ----------------------------------------
                                                                   1999          1998           1997
                                                                -----------   -----------    -----------
Cash flows from financing activities:
  Proceeds from note payable                                              0    96,039,231     23,945,340
  Repayments of note payable                                              0  (117,484,571)   (16,180,866)
  Increase in cash and cash equivalents-restricted                 (971,758)            0              0
  Distributions paid to the Manager and
   shareholders of the Company/partners                         (21,815,252)  (20,331,395)   (12,164,011)
  Increase in deferred costs relating to the Private
   Label Tender Option Program                                     (559,632)   (2,512,768)      (583,727)
  Increase in other deferred costs                                  (72,039)            0              0
  Purchase of treasury shares of beneficial interest                      0      (103,359)             0
  Consolidation costs                                                     0      (218,657)    (2,497,603)
  Cash effect of Consolidation and issuance
   of shares                                                              0             0      2,341,434
                                                                -----------   -----------    -----------

Net cash used in financing activities                           (23,418,681)  (44,611,519)    (5,139,433)
                                                                -----------   -----------    -----------

                                                                    (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Years Ended December 31,
                                                            -------------------------------------------
                                                               1999            1998            1997
                                                            -----------    ------------     ----------
Net increase (decrease) in cash and
  cash equivalents                                           (8,363,280)      9,590,337      2,047,707
Cash and cash equivalents at the
  beginning of the year                                      11,887,236       2,296,899        249,192
                                                            -----------    ------------     ----------
Cash and cash equivalents at the
  end of the year                                          $  3,523,956   $  11,887,236    $ 2,296,899
                                                            ===========    ============     ==========
Supplemental information:
  Interest paid                                            $    417,263   $   1,507,871    $   400,009
                                                            ===========    ============     ==========

Supplemental disclosure of noncash activities:

Payable to trustees liquidated through the
  issuance of shares of beneficial interest                $     20,000   $       5,000    $         0
                                                            ===========    ============     ==========

Shares of beneficial interest required to be issued to counsel for the partners in the Partnership

  Increase in goodwill                                     $          0  $   (4,805,828)   $         0
  Decrease in excess of acquired net
   assets over cost                                                   0      (2,982,708)             0
  Increase in accounts payable, accrued
   expenses and other liabilities                                     0       7,788,536              0
                                                            -----------    ------------     ----------

                                                           $          0   $           0    $         0
                                                            ===========    ============     ==========
Adjustment to goodwill due to the
   Discounted Cash Settlement:

  Decrease in goodwill                                     $  1,698,986   $           0    $         0
  Decrease in accounts payable, accrued
   expenses and other liabilities                            (1,698,986)              0              0
                                                            -----------    ------------     ----------

                                                           $          0   $           0    $         0
                                                            ===========    ============     ==========

Contribution of first mortgage bonds to
  Charter Mac Origination Trust I:
  Decrease in first mortgage bonds                         $  8,550,000   $366,308,931     $         0
  Increase in investment in Charter Mac
   Origination Trust I                                     $ (8,550,000)  $(366,308,931)   $         0
                                                            -----------    ------------     ----------
                                                           $          0   $         0$               0
                                                            ===========    ============     ==========

                                                                    (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                           -------------------------------------------------------
                                                                1999                1998                 1997
                                                           --------------       --------------      --------------
Contribution of other bond related
  investments to CM Holding Trust:
  Decrease in other bond related investments               $      (83,957)      $            0      $            0
  Increase in investment in CM Holding Trust                       83,957                    0                   0
                                                           --------------       --------------      --------------
                                                           $            0       $            0      $            0
                                                           ==============       ==============      ==============
Contribution of first mortgage bonds to
  CM Holding Trust:
  Decrease in first mortgage bonds                         $ (103,350,009)      $            0      $            0
  Increase in investment in CM Holding Trust 103,350,009                0                    0
                                                           --------------       --------------      --------------
                                                           $            0       $            0      $            0
                                                           ==============       ==============      ==============
Transfer of secured borrowings to CM Holding Trust:
  Decrease in secured borrowings                           $  (52,807,000)$                  0      $            0
  Decrease in investment in CM Holding Trust                   52,807,000                    0                   0
                                                           --------------       --------------      --------------
                                                           $            0       $            0      $            0
                                                           ==============       ==============      ==============
Distribution of first mortgage bond from
  CM Holding Trust:
  Increase in first mortgage bonds                         $   (7,000,186)$                  0      $            0
  Decrease in investment in CM Holding Trust                    7,000,186                    0                   0
                                                           --------------       --------------      --------------
                                                           $            0       $            0      $            0
                                                           ==============       ==============      ==============
Transfer of net investment in Charter Mac
  Origination Trust I to CM Holding Trust:
  Increase in investment in CM Holding Trust               $ (211,797,790)      $            0      $            0
  Decrease in CharterMac Origination Trust I                  211,797,790                    0                   0
                                                           --------------       --------------      --------------
                                                           $            0       $            0      $            0
                                                           ==============       ==============      ==============
Consolidation and issuance of shares:

Increase in first mortgage bonds                           $            0       $            0      $ (168,557,007)
Increase in interest receivable                                         0                    0            (593,984)
Increase in promissory notes receivable                                 0                    0          (6,609,950)
Increase in other assets                                                0                    0             (12,193)
Increase in notes payable                                               0                    0          13,680,866
Increase in accounts payable, accrued
  expenses and other liabilities                                        0                    0             104,376
Increase in due to affiliates                                           0                    0             434,351
Increase in distributions payable                                       0                    0           2,452,088
Increase in excess of acquired net assets over cost                     0                    0           3,314,120
Decrease in BUC$holders' capital                                        0                    0        (158,222,585)
Increase in general partners' capital                                   0                    0             233,237
Issuance of shares of beneficial interest                               0                    0         313,776,681
                                                           --------------       --------------      --------------

                                                           $            0       $            0      $            0
                                                           ==============       ==============      ==============

                                                                    (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED DECEMBER 31,
                                                              1999                        1998                     1997
                                                       ------------------          ------------------       ------------------
Distributions to the Manager and shareholders
  of the Company/partners                              $      (22,496,934)         $      (20,622,394)      $      (14,777,622)
Increase in special distribution payable to the
  Manager                                                         166,779                      87,050                  330,580
Increase in distributions payable to
  shareholders of the Company/partners                            514,903                     203,949                2,283,031
                                                       ------------------          ------------------       ------------------

Distributions paid to the Manager and shareholders
  of the Company/partners                              $      (21,815,252)         $      (20,331,395)      $      (12,164,011)
                                                       ==================          ==================       ==================


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Introduction and Basis of Presentation

Basis of Financial Information

The accompanying condensed financial statements (the "Parent Company Financial Statements") are for Charter Municipal Mortgage Acceptance Company (not including its consolidated subsidiaries). Charter Municipal Mortgage Company (the "Company") had no consolidated subsidiaries during the year ended December 31, 1997.

The Parent Company Financial Statements, including the notes thereto, should be read in conjunction with the consolidated financial statements of the Company and the notes thereto which are included in this Form 10-K.

2. Transactions with Subsidiaries

The Company received distributions from its consolidated subsidiaries totaling approximately $16,467,000 and $151,538,000 during the years ended December 31, 1999 and 1998, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

Participating First Mortgage Bonds

As of December 31, 1999, the Company and its consolidated subsidiaries owned 69 FMBs (26 participating FMBs and 43 non-participating FMBs). Three of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs. The taxable FMBs are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. The following table provides certain information with respect to each of the FMBs.

                                                         Minimum      Average                                              Fair
                                                Stated   Pay Rate at  Interest                              Face         Value at
                                               Interest  December     Rate Paid              Maturity      Amount        December
Property                  Location               Rate*   31, 1999*    for 1999*  Call Date     Date        of FMB       31, 1999(A)
--------                  --------             --------  ----------   ---------  ---------   --------      ------       -----------
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Highpointe Club (K)(N)    Harrisburg, PA       8.50%     (W)          4.72%      June 1998   June 2006  $  8,900,000    $  5,769,000
                                                                                                         -----------     -----------
OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)
Barnaby Manor (P)(S)      Washington, DC       7.375     7.375%       7.375      May 2017    May 2032      4,500,000       4,500,000
Casa Ramon (P)            Orange County, CA    7.50      7.50         7.50       Oct. 2015   Sep. 2035        50,000(Q)       52,000
Chapel Ridge of Little
   Rock (O)(S)            Little Rock, AR      7.125     7.125        7.125      Aug. 2015   Aug. 2039     5,600,000       5,481,000
Chapel Ridge of
   Texarkana (O)(S)       Texarkana, AR        7.375     7.375        7.375      Oct. 2016   Sept. 2041    5,800,000       5,876,000
Country Lake (P)          West Palm Beach, FL  (V)       6.00         6.00       June 2015   June 2032     6,255,000       6,255,000
Del Monte Pines (R)(P)    Fresno, CA           6.80      6.80         6.80       May 2017    May 2036     11,000,000      10,275,000
Douglas Pointe(O)(S)(R)   Miami, FL            7.00      7.00         7.00       Oct. 2026   Sept. 2041    7,100,000       6,827,000
Forest Hills (R)(P)       Garner, NC           7.125     7.125        7.13       June 2016   June 2034     5,930,000       5,804,000
Fort Chaplin (P)          Washington, DC       6.90      6.90         6.90       Jan. 2016   Jan. 2036    25,800,000      25,800,000
Franciscan Riviera (P)(R) Antioch, CA          7.125     7.125        7.125      Apr. 2016   Aug. 2036     6,587,500       6,447,000
Garfield Park (P)         Washington, DC       7.25      7.25         7.25       Aug. 2017   Aug. 2031     3,260,000       3,247,000
Greenbriar (M)(P)         Concord, CA          6.875     6.875        6.875      May 2017    May 2036      9,585,000       9,052,000
Hamilton Gardens (R)(P)   Hamilton, NJ         (U)       7.625        7.625      Apr. 2015   Mar. 2035     6,400,000       6,264,000
Lake Jackson (R)(O)(S)    Lake Jackson, TX     7.00      7.00         7.00       Jan. 2018   Jan. 2041    10,934,000      10,513,000
Lakemoor (O) (S)          Durham, NC           7.25      7.25         7.25       Jan. 2017   Dec. 2041     9,000,000       9,000,000
Lake Park (P)             Turlock, CA          7.25      7.25         7.25       Oct. 2015   Sep. 2035     3,638,000       3,623,000
Lakes Edge At Walden
  (P)(M)                  Miami, FL            6.90      6.90         6.90       June 2016   May 2035     14,850,000      14,075,000
Lennox Park (O)(S)(M)     Gainesville, GA      6.80      6.80         6.80       Aug. 2021   July 2041    13,000,000      12,143,000
Lewis Place (O)(S)(M)     Gainsville, FL       (I)       6.75         6.75       June 2016   June 2041     4,000,000       3,709,000
Mountain Ranch (R)(O)     Austin, TX           7.125     7.125        7.13       Jan. 2018   Jan. 2041     9,128,000       8,934,000
Standiford (P)(R)         Modesto, CA          7.125     7.125        7.125      Apr. 2016   Aug. 2036     9,520,000       9,317,000
Sunset Creek (M)(K)       Lancaster, CA        8.50      5.48         8.68       Mar. 2000   Mar. 2008     8,275,000       6,225,000
Sunset Village (M)(K)     Lancaster, CA        8.50      5.48         8.68       Mar. 2000   Mar. 2008    11,375,000       8,557,000
Sycamore Woods (R)(P)     Antioch, CA          6.875     6.875        6.875      May 2017    May 2036      9,415,000       8,891,000
Tallwood (O)(S)(R)        Virginia Beach, VA   7.25      7.25         7.25       Nov. 2017   Oct. 2041     6,205,000       6,179,000
                                                                                                         -----------     -----------

                                                                                                         207,207,500     197,046,000
                                                                                                         -----------     -----------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999


                                                         Minimum      Average                                              Fair
                                                Stated   Pay Rate at  Interest                              Face         Value at
                                               Interest  December     Rate Paid              Maturity      Amount        December
Property                  Location               Rate*   31, 1999*    for 1999*  Call Date     Date        of FMB       31, 1999(A)
--------                  --------             --------  ----------   ---------  ---------   --------      ------       -----------
OWNED BY CHARTER MAC ORIGINATION TRUST I (H)(L)

Bay Club (K)              Mt. Pleasant, SC     8.25      8.25         10.11      Sep. 2000   Sep. 2006     6,400,000       7,253,000
Clarendon Hills (K)       Hayward, CA          5.52      5.52         6.48       Dec. 2003   Dec. 2003    17,600,000      13,599,000
Cypress Run (K)           Tampa, FL            8.50      5.50         .68        Aug. 1998   Aug. 2006    15,402,428      13,576,000
East Ridge (K)            Mt. Pleasant, SC     8.25      8.25         8.24       Mar. 2000   May 2010      8,700,000       9,859,000
Greenway Manor (K)(N)     St. Louis, MO        8.50      8.50         8.64       Oct. 1998   Sept. 2006   12,850,000      15,003,000
The Lakes (K)             Kansas City, MO      4.87      4.87         6.71       Dec. 2006   Dec. 2006    13,650,000       9,821,000
Loveridge (K)(N)          Contra Costa, CA     8.00      (W)          5.00       Nov. 1998   Nov. 2006     8,550,000       6,459,000
Martin's Creek (K)        Summerville, SC      8.25      8.25         8.25       Mar. 2000   May 2010      7,300,000       8,273,000
                                                                                                         -----------     -----------

                                                                                                          90,452,428      83,843,000
                                                                                                         -----------     -----------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999


                                                         Minimum      Average                                              Fair
                                                Stated   Pay Rate at  Interest                              Face         Value at
                                               Interest  December     Rate Paid              Maturity      Amount        December
Property                  Location               Rate*   31, 1999*    for 1999*  Call Date     Date        of FMB       31, 1999(A)
--------                  --------             --------  ----------   ---------  ---------   --------      ------       -----------
OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square            Clovis, CA           (D)        7.00        7.00       Sep. 2017   Aug. 2040     3,850,000       3,371,000
Bristol Village           Bloomington, MN      7.50       7.50        7.50       Jan. 2010   Dec. 2027    17,000,000      17,513,000
Carrington Pointe         Los Banos, CA        6.375      6.375       6.38       Oct. 2017   Sep. 2040     3,375,000       2,955,000
Cedarbrook                Hanford, CA          7.125      7.125       7.13       May 2017    May 2040      2,840,000       2,779,000
Cedar Creek (K)(N)        McKinney, TX         8.50       8.50        8.50       Dec. 1998   Dec. 2006     8,100,000       9,457,000
Cedar Pointe (K)          Nashville, TN        7.00       7.00        7.00       Apr. 2006   Apr. 2017     9,500,000       9,134,000
College Park (O)(S)       Naples, FL           (C)        7.00        7.00       Jul. 2025   Jul. 2040    10,100,000       9,711,000
Crowne Pointe (K)         Olympia, WA          7.25       8.00        7.76       Dec. 1998   Aug. 2029     5,075,000       5,054,000
Falcon Creek (O)(S)       Indianapolis, IN     (F)        7.00        7.00       Sep. 2016   Aug. 2038     6,144,600       6,119,000
Gulfstream (P)            Dania, FL            7.25       7.25        7.25       Apr. 2016   Jul. 2038     3,500,000       3,486,000
Highland Ridge (K)        St. Paul, MN         7.25       7.25        7.36       June 2010   June 2018    15,000,000      14,938,000
Jubilee Courtyards        Florida City, FL     (G)        7.00        7.00       Oct. 2025   Sep. 2040     4,150,000       4,062,000
Lakepoint (K)             Stone Mountain, GA   6.00       6.00        6.08       Jul. 2005   June 2017    15,100,000      12,445,000
Madalyn Landing (O)(S)    Palm Bay, FL         7.00       7.00        7.00       Dec. 2017   Nov. 2040    14,000,000      13,461,000
The Mansion               Independence, MO     7.25       7.25        9.84       Jan. 2011   April 2025   19,450,000      19,678,000
Marsh Landings (P)(S)     Portsmouth, VA       7.25       7.25        7.25       Jul. 2017   Jul. 2030     6,050,000       6,025,000
Newport Village (K)       Tacoma, WA           7.25       8.00        7.76       Jan. 1999   Aug. 2029    13,000,000      12,946,000
North Glen (K)            Atlanta, GA          (X)        7.00        7.15       Jul. 2005   June 2017    12,400,000      12,775,000
Northpointe Village (P)   Fresno, CA           (E)        8.125       8.12       Sep. 2017   Aug. 2040    13,250,000      13,650,000
Ocean Air (P)(S)          Norfolk, VA          7.25       7.25        7.25       Jan. 2016   Nov. 2030    10,000,000       9,959,000
Orchard Hills (K)         Tacoma, WA           7.25       8.00        7.76       Dec. 1998   Aug. 2029     5,650,000       5,627,000
Orchard Mill (K)          Atlanta, GA          7.50       5.00        6.57       Jul. 2005   June 2017    10,500,000      10,517,000
Pelican Cove (K)(N)       St Louis, MO         8.00       (W)         8.08       Feb. 1999   Feb. 2007    18,000,000      19,780,000
Phoenix                   Stockton, CA         7.125      7.125       7.12       Nov. 2016   Oct. 2029     3,250,000       3,181,000
River Run (K)             Miami, FL            8.00       8.00        9.10       Aug. 1999   Aug. 2007     7,200,000       7,912,000
Shannon Lake (K)          Atlanta, GA          (B)        6.00        6.08       Jul. 2005   June 2017    12,000,000      11,538,000
Silvercrest               Clovis, CA           7.125      7.125       7.12       Oct. 2017   Sep. 2040     2,275,000       2,227,000
Stone Creek (O)(S)        Watsonville, CA      7.125      7.125       7.13       May 2017    Apr. 2040     8,820,000       8,632,000
Sunset Downs (K)          Lancaster, CA        8.00       5.48        8.70       May 1999    May 2007     15,000,000      11,284,000
Sunset Terrace (K)        Lancaster, CA        8.00       5.48        8.61       Feb. 1999   May 2007     10,350,000       7,786,000
Thomas Lake               Eagan, MN            7.50       7.50        7.50       Jan. 2010   Dec. 2027    12,975,000      13,367,000
Willow Creek (K)          Ames, IA             7.25       7.25        7.32       Jan. 2010   June 2022     6,100,000       6,075,000
                                                                                                         -----------     -----------

                                                                                                         304,004,600     297,444,000
                                                                                                         -----------     -----------

Subtotal - Tax-Exempt First Mortgage Bonds                                                               610,564,528     584,102,000
                                                                                                         -----------     -----------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999


                                                         Minimum      Average                                              Fair
                                                Stated   Pay Rate at  Interest                              Face         Value at
                                               Interest  December     Rate Paid              Maturity      Amount        December
Property                  Location               Rate*   31, 1999*    for 1999*  Call Date     Date        of FMB       31, 1999(A)
--------                  --------             --------  ----------   ---------  ---------   --------      ------       -----------

TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Greenbriar (P)            Concord, CA          9.00      9.00         9.00       May 2017    May 2036      2,015,000       2,015,000
Lake Park (P)             Turlock, CA          9.00      9.00         9.00       Oct. 2015   Sep. 2035       375,000         375,000
Lakes Edge at Walden (P)  Miami, FL            11.00     11.00        11.00      June 2000   Aug. 2010     1,400,000       1,400,000
                                                                                                         -----------     -----------

Subtotal - Taxable First Mortgage Bonds                                                                    3,790,000       3,790,000
                                                                                                         -----------     -----------

  Total First Mortgage Bonds                                                                            $614,354,528    $587,892,000
                                                                                                         -----------     -----------
                                                                                                         -----------     -----------

*The average interest rate paid (which in certain cases includes the receipt of contingent interest and deferred base interest relating to prior periods) represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G)  The interest rates for Jubilee Courtyards are 7% through September 30,
     2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 8 and 9 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(I)  The interest rates for Lewis Place are 6.75% through May 31, 2001 and
     7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 6 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow.
(L) The FMBs are held as collateral in connection with the TOP (see Note 8 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 4 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in the second quarter of 2000.
(R) Held by Merrill Lynch as collateral for secured borrowings (see Note 4 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in June 2000 and 7.25% thereafter.
(W) The minimum pay rate is the current cash flow of the property.
(X) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

Participating First Mortgage Bonds



      Reconciliation of FMBs:
                                                      1999              1998             1997
                                                  ------------      ------------     ------------
       Balance at beginning of period:            $458,662,600      $346,300,000     $148,123,426
         Acquisitions                              165,355,500       117,596,600      173,557,007
         Proceeds from repayments of
           first mortgage bonds                    (21,395,213)                0                0
         Carrying amount of first mortgage
           bonds in excess of proceeds
           from the repayment                         (256,000)                0                0
         Realized loss on impairment
           of assets                                (1,859,042)                0       (1,843,135)
         Net change in fair value of
           participating first mortgage bonds      (12,642,300)       (5,260,455)      26,436,248
         Accretion of deferred income                   26,455            26,455           26,454
                                                  ------------      ------------     ------------
       Balance at close of period:                $587,892,000      $458,662,600     $346,300,000
                                                   -----------       -----------      -----------
                                                   -----------       -----------      -----------