Form 10-Q
period 2000-03-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2000-05-15
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



         Delaware                                                13-3949418
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                                   10022
-------------------------------------------                           ----------
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
                                   (Unaudited)

                                                                    ----------------------------
                                                                      March 31,     December 31,
                                                                        2000            1999
                                                                    ------------    ------------
ASSETS
First mortgage bonds-at fair value                                  $592,125,000    $587,892,000
Other bond related investments-at fair value                             560,000         560,000
Temporary investments                                                 33,200,000      45,541,000
Cash and cash equivalents                                             15,308,440       8,653,503
Cash and cash equivalents-restricted                                   1,606,225       1,028,209
Interest receivable, net                                               2,996,310       2,803,278
Promissory notes receivable                                           10,084,061      10,148,060
Deferred costs, net                                                   14,435,051      14,222,451
Goodwill, net                                                          2,588,797       2,674,626
Other assets                                                             265,049         268,097
                                                                     -----------     -----------
Total assets                                                        $673,168,933    $673,791,224
                                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Secured borrowings                                               $ 80,769,616    $ 80,769,616
   Accounts payable, accrued expenses and
     other liabilities                                                 2,403,289       2,306,306
   Due to Manager and affiliates                                       1,316,624       1,218,211
   Distributions payable to preferred shareholders
     of subsidiary                                                     1,490,625       1,490,625
   Distributions payable to shareholders                               5,454,394       5,453,971
                                                                     -----------     -----------
Total liabilities                                                     91,434,548      91,238,729
                                                                     -----------     -----------

Minority interest in subsidiary
   (subject to mandatory redemption)                                 177,000,000     177,000,000
                                                                     -----------     -----------
Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                        90,000,000      90,000,000
                                                                     -----------     -----------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owner's equity-manager                                     501,631         441,878
   Beneficial owners' equity-other shareholders
     (50,000,000 shares authorized; 20,591,017 issued
     and 20,582,617 outstanding and 20,589,375
     shares issued and 20,580,975 outstanding in
     2000 and 1999, respectively)                                    313,281,866     312,800,380
   Treasury shares of beneficial interest (8,400 shares)                (103,359)       (103,359)
   Accumulated other comprehensive income                              1,054,247       2,413,596
                                                                     -----------     -----------
Total shareholders' equity                                           314,734,385     315,552,495
                                                                     -----------     -----------

Total liabilities and shareholders' equity                          $673,168,933    $673,791,224
                                                                     ===========     ===========

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     ---------------------------
                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                        2000            1999
                                                                     ---------------------------
Revenues:
   Interest income:
     First mortgage bonds                                            $11,205,357     $ 7,921,003
     Other bond related
       investments                                                       135,747               0
     Temporary investments                                               467,654         102,522
     Promissory notes                                                    242,211         165,159
                                                                      ----------      ----------
     Total revenues                                                   12,050,969       8,188,684
                                                                      ----------      ----------

Expenses:
   Interest expense                                                      914,275           8,368
   Recurring fees relating to the
     Private Label Tender Option
     Program                                                             426,978         319,750
   Loan servicing and asset
     management fees                                                     396,504         287,749
   General and administrative                                            448,199         335,069
   Amortization                                                          110,699          78,512
                                                                      ----------      ----------
     Total expenses                                                    2,296,655       1,029,448
                                                                      ----------      ----------

Income before loss on repayment
   of first mortgage bonds                                             9,754,314       7,159,236

Loss on repayment of first mortgage bond                                       0         (25,493)
                                                                      ----------      ----------

Income  before minority interests                                      9,754,314       7,133,743
   Income allocated to preferred
     shareholders of subsidiary                                       (1,490,625)              0
   Minority interest in income of
     subsidiary                                                       (1,693,300)     (1,128,221)
                                                                      ----------      ----------
Net income                                                             6,570,389       6,005,522

Special allocation of net income to
   the Manager                                                          (654,512)       (487,362)
                                                                      ----------      ----------

Net income applicable to
   shareholders                                                      $ 5,915,877     $ 5,518,160
                                                                      ==========      ==========

Net income per share (basic and
   diluted)                                                          $       .29     $       .27
                                                                      ==========      ==========

Weighted average shares
   outstanding (basic and
   diluted)                                                           20,581,805      20,580,086
                                                                      ==========      ==========

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                               Beneficial                               Accumu-
                                                 Beneficial     Owners'       Treasury                 lated Other
                                                   Owner's      Equity-       Shares of    Compre-       Compre-
                                                  Equity -       Other       Beneficial    hensive       hensive
                                                   Manager    Shareholders    Interest      Income        Income        Total
                                                   -------    ------------    --------      ------        ------        -----
Balance at January 1, 2000                        $441,878    $312,800,380    $(103,359)                $2,413,596   $315,552,495
Comprehensive income:
Net income                                         654,512       5,915,877            0   $6,570,389             0      6,570,389
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds
   and bond related investments:
  Net unrealized holding loss arising
   during the period                                                                      (1,359,349)   (1,359,349)    (1,359,349)
                                                                                          ----------
Comprehensive income                                                                      $5,211,040
                                                                                          ==========
Issuance of shares of beneficial interest                0          20,000            0                          0         20,000
Distributions                                     (594,759)     (5,454,391)           0                          0     (6,049,150)
                                                   -------     -----------     --------                  ---------    -----------

Balance at March 31, 2000                         $501,631    $313,281,866    $(103,359)                $1,054,247   $314,734,385
                                                   =======     ===========     ========                  =========    ===========


See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     ---------------------------
                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                         2000            1999
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 6,570,389     $ 6,005,522
                                                                      ----------      ----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Loss on repayment of first mortgage bond                                    0          25,493
   Amortization                                                          110,699          78,512
   Amortization of goodwill                                               85,829          37,538
   Amortization of bond selection costs                                  176,079          79,017
   Accretion of deferred income                                          (16,547)        (16,553)
   Income allocated to preferred shareholders
     of subsidiary                                                     1,490,625               0
   Changes in operating assets and liabilities:
     Interest receivable                                                (193,032)         68,692
     Other assets                                                          3,048         (15,192)
     Accounts payable, accrued expenses and
       other liabilities                                                 106,922         123,598
     Due to Manager and
       affiliates                                                        108,026         199,391
                                                                      ----------      ----------
   Total adjustments                                                   1,871,649         580,496
                                                                      ----------      ----------
Net cash provided by operating activities                              8,442,038       6,586,018
                                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of first mortgage bond                          7,937       5,100,000
   Purchase of first mortgage bond                                    (5,600,000)     (6,400,000)
   Increase in deferred bond selection costs                            (205,670)       (165,968)
   Net sale (purchase) of temporary investments                       12,341,000      (5,000,000)
   Increase in other deferred costs                                     (174,039)              0
   Loans made to property                                                      0        (307,185)
   Principal payments received from loans made to
     properties                                                           63,999          33,204
                                                                      ----------      ----------
Net cash provided by (used in) investing activities                    6,433,227      (6,739,949)
                                                                      ----------      ----------
                                                                                          (continued)

          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     ---------------------------
                                                                        Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                         2000            1999
                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to the Manager and shareholders
     of the Company                                                   (6,038,340)     (5,356,698)
   Distributions paid to preferred shareholders
     of subsidiary                                                    (1,490,625)              0
   Increase in cash and cash equivalents - restricted                   (578,016)              0
   Increase in deferred costs relating to the
     Private Label Tender Option Program                                 (38,004)        (90,245)
   Increase in deferred costs relating to
     the issuance of preferred stock of subsidiary                        (3,827)              0
   Increase in other deferred costs                                      (71,516)              0
                                                                      ----------      ----------
Net cash used in financing activities                                 (8,220,328)     (5,446,943)
                                                                      ----------      ----------

Net increase (decrease) in cash and
   cash equivalents                                                    6,654,937      (5,600,874)
Cash and cash equivalents at the
   beginning of the period                                             8,653,503      13,093,023
                                                                      ----------      ----------
Cash and cash equivalents at the
   end of the period                                                 $15,308,440     $ 7,492,149
                                                                      ==========      ==========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                     $   943,117     $     8,368
                                                                      ==========      ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:

Payable to trustees liquidated through the issuance
   of shares of beneficial interest                                  $    20,000     $    20,000
                                                                      ==========      ==========

Adjustment to goodwill due to the
   Discounted Cash Settlement:

   Decrease in goodwill                                              $         0     $ 1,698,986
   Decrease in accounts payable, accrued
     expenses and other liabilities                                            0      (1,698,986)
                                                                      ----------      ----------

                                                                     $         0     $         0
                                                                      ==========      ==========

          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE 1 - GENERAL

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). FMBs that contain provisions for participating interest are referred to as "participating"; FMBs lacking this provision are "non-participating". As of March 31, 2000 the Company owned a portfolio of 70 FMBs.

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs.

The consolidated financial statements include the accounts of the Company and four majority owned subsidiary business trusts which it controls: CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I (see Notes 6 and 7). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS

As of March 31, 2000, the Company and its consolidated subsidiaries owned 70 FMBs (22 participating FMBs (see Footnote K below) and 48 non-participating
FMBs). Three of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs. The taxable FMBs are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. The following table provides certain information with respect to each of the FMBs.

                                                              Stated                                           Fair Value
                                                   Closing   Interest                            Face Amount    at March
Property                       Location              Date      Rate    Call Date  Maturity Date    of FMB     31, 2000 (A)
--------                       --------            --------  --------  ---------  -------------  -----------  ------------
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Highpointe Club (K)(N)         Harrisburg, PA       7/29/86    8.50%   June 1998    June 2006    $ 8,900,000   $ 5,769,000
                                                                                                 -----------   -----------

OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)
Barnaby Manor (P)(S)           Washington, DC       11/23/99   7.375   May 2017     May 2032       4,500,000     4,559,000
Casa Ramon (P)                 Orange County, CA    6/8/99     7.50    Oct. 2015    Sep. 2035         50,000(Q)     52,000
Chapel Ridge of Little Rock    Little Rock, AR      8/12/99    7.125   Aug. 2015    Aug. 2039      5,600,000     5,481,000
   (O)(S)
Chapel Ridge of Texarkana      Texarkana, AR        9/29/99    7.375   Oct. 2016    Sept. 2041     5,800,000     5,876,000
   (O)(S)
Country Lake (P)               West Palm Beach, FL  11/9/99    (V)     June 2015    June 2032      6,255,000     6,255,000
Del Monte Pines (R)(P)         Fresno, CA           5/6/99     6.80    May 2017     May 2036      11,000,000    10,275,000
Douglas Pointe(O)(S)(R)        Miami, FL            9/28/99    7.00    Oct. 2026    Sept. 2041     7,100,000     6,827,000
Forest Hills (R)(P)            Garner, NC           12/15/98   7.125   June 2016    June 2034      5,930,000     5,775,000
Fort Chaplin (P)               Washington, DC       12/21/99   6.90    Jan. 2016    Jan. 2036     25,800,000    24,453,000
Franciscan Riviera (P)(R)      Antioch, CA          8/24/99    7.125   Apr. 2016    Aug. 2036      6,587,500     6,447,000
Garfield Park (P)              Washington, DC       8/31/99    7.25    Aug. 2017    Aug. 2031      3,260,000     3,247,000
Greenbriar (M)(P)              Concord, CA          5/6/99     6.875   May 2017     May 2036       9,585,000     9,052,000
Hamilton Gardens (R)(P)        Hamilton, NJ         3/26/99    (U)     Apr. 2015    Mar. 2035      6,400,000     6,264,000
Lake Jackson (R)               Lake Jackson, TX     12/22/98   7.00    Jan. 2018    Jan. 2041     10,934,000    10,513,000
Lakemoor (O)(S)                Durham, NC           12/23/99   7.25    Jan. 2017    Dec. 2041      9,000,000     8,963,000
Lake Park (P)                  Turlock, CA          6/8/99(T)  7.25    Oct. 2015    Sep. 2035      3,638,000     3,623,000
Lakes Edge At Walden (P)(M)    Miami, FL            7/1/99     6.90    June 2016    May 2035      14,850,000    14,075,000
Lennox Park (O)(S)(M)          Gainesville, GA      7/29/99    6.80    Aug. 2021    July 2041     13,000,000    12,143,000
Lewis Place (O)(S)(M)          Gainsville, FL       6/22/99    (I)     June 2016    June 2041      4,000,000     3,709,000
Mountain Ranch (R)(O)          Austin, TX           12/23/98   7.125   Jan. 2018    Jan. 2041      9,128,000     8,934,000
Standiford (P)(R)              Modesto, CA          9/20/99    7.125   Apr. 2016    Aug. 2036      9,520,000     9,317,000
Summerlake (0)(S)              Davie, FL            3/14/00    7.40    Apr. 2027    Mar. 2042      5,600,000     5,600,000
Sunset Creek (M)               Lancaster, CA        3/25/88    8.50    Mar. 2000    Mar. 2008      8,275,000     6,225,000
Sunset Village (M)             Lancaster, CA        3/25/88    8.50    Mar. 2000    Mar. 2008     11,375,000     8,557,000
Sycamore Woods (R)(P)          Antioch, CA          5/6/99     6.875   May 2017     May 2036       9,415,000     8,891,000
Tallwood (O)(S)(R)             Virginia Beach, VA   9/30/99    7.25    Nov. 2017    Oct. 2041      6,205,000     6,179,000
                                                                                                 -----------   -----------
                                                                                                 212,807,500   201,292,000
                                                                                                 -----------   -----------



                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                              Stated                                           Fair Value
                                                   Closing   Interest                            Face Amount    at March
Property                       Location              Date      Rate    Call Date  Maturity Date    of FMB     31, 2000 (A)
--------                       --------            --------  --------  ---------  -------------  -----------  ------------
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





                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                              Stated                                           Fair Value
                                                   Closing   Interest                            Face Amount    at March
Property                       Location              Date      Rate    Call Date  Maturity Date    of FMB     31, 2000 (A)
--------                       --------            --------  --------  ---------  -------------  -----------  ------------
OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square                 Clovis, CA          8/25/98     (D)     Sep. 2017    Aug. 2040      3,850,000     3,371,000
Bristol Village                Bloomington, MN     7/31/87     7.50    Jan. 2010    Dec. 2027     17,000,000    17,513,000
Carrington Pointe              Los Banos, CA       9/24/98     6.375   Oct. 2017    Sep. 2040      3,375,000     2,955,000
Cedarbrook                     Hanford, CA         4/28/98     7.125   May 2017     May 2040       2,840,000     2,779,000
Cedar Creek (K)(N)             McKinney, TX        12/29/86    8.50    Dec. 1998    Dec. 2006      8,100,000     9,457,000
Cedar Pointe (K)               Nashville, TN       4/22/87     7.00    Apr. 2006    Apr. 2017      9,500,000     9,134,000
College Park (O)(S)            Naples, FL          7/15/98     (C)     Jul. 2025    Jul. 2040     10,100,000     9,711,000
Crowne Pointe (K)              Olympia, WA         12/31/86    7.25    Dec. 1998    Aug. 2029      5,075,000     5,054,000
Falcon Creek (O)(S)            Indianapolis, IN    9/14/98     (F)     Sep. 2016    Aug. 2038      6,144,600     6,119,000
Gulfstream (P)                 Dania, FL           7/22/98     7.25    Apr. 2016    Jul. 2038      3,500,000     3,486,000
Highland Ridge (K)             St. Paul, MN        2/02/87     7.25    June 2010    June 2018     15,000,000    14,938,000
Jubilee Courtyards             Florida City, FL    9/15/98     (G)     Oct. 2025    Sep. 2040      4,150,000     4,062,000
Lakepoint (K)                  Stone Mountain, GA  11/18/87    6.00    Jul. 2005    June 2017     15,100,000    12,445,000
Madalyn Landing                Palm Bay, FL        11/13/98    7.00    Dec. 2017    Nov. 2040     14,000,000    13,461,000
The Mansion                    Independence, MO    5/13/86     7.25    Jan. 2011    April 2025    19,450,000    19,678,000
Marsh Landings                 Portsmouth, VA      5/20/98     7.25    Jul. 2017    Jul. 2030      6,050,000     6,025,000
Newport Village (K)            Tacoma, WA          2/11/87     7.25    Jan. 1999    Aug. 2029     13,000,000    12,946,000
North Glen (K)                 Atlanta, GA         9/30/86     (W)     Jul. 2005    June 2017     12,400,000    12,775,000
Northpointe Village            Fresno, CA          8/25/98     (E)     Sep. 2017    Aug. 2040     13,250,000    13,650,000
Ocean Air (P)(S)               Norfolk, VA         4/20/98     7.25    Jan. 2016    Nov. 2030     10,000,000     9,959,000
Orchard Hills (K)              Tacoma, WA          12/31/86    7.25    Dec. 1998    Aug. 2029      5,650,000     5,627,000
Orchard Mill (K)               Atlanta, GA         12/31/86    7.50    Jul. 2005    June 2017     10,500,000    10,517,000
Pelican Cove (K)(N)            St. Louis, MO       2/27/87     8.00    Feb. 1999    Feb. 2007     18,000,000    19,780,000
Phoenix                        Stockton, CA        4/28/98     7.125   Nov. 2016    Oct. 2029      3,250,000     3,168,000
River Run (K)                  Miami, FL           8/7/87      8.00    Aug. 1999    Aug. 2007      7,200,000     7,912,000
Shannon Lake (K)               Atlanta, GA         6/26/87     (B)     Jul. 2005    June 2017     12,000,000    11,538,000
Silvercrest                    Clovis, CA          9/24/98     7.125   Oct. 2017    Sep. 2040      2,275,000     2,227,000
Stone Creek                    Watsonville, CA     4/28/98     7.125   May 2017     Apr. 2040      8,820,000     8,632,000
Sunset Downs                   Lancaster, CA       2/11/87     8.00    May 1999     May 2007      15,000,000    11,284,000
Sunset Terrace                 Lancaster, CA       2/12/87     8.00    Feb. 1999    May 2007      10,350,000     7,786,000
Thomas Lake                    Eagan, MN           9/02/86     7.50    Jan. 2010    Dec. 2027     12,975,000    13,367,000
Willow Creek (K)               Ames, IA            2/27/87     7.25    Jan. 2010    June 2022      6,100,000     6,075,000
                                                                                                 -----------   -----------

                                                                                                 304,004,600   297,431,000
                                                                                                 -----------   -----------

Subtotal - Tax-Exempt First Mortgage Bonds                                                       616,164,528   588,335,000
                                                                                                 -----------   -----------




                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                              Stated                                           Fair Value
                                                   Closing   Interest                            Face Amount    at March
Property                       Location              Date      Rate    Call Date  Maturity Date    of FMB     31, 2000 (A)
--------                       --------            --------  --------  ---------  -------------  -----------  ------------
TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Greenbriar (P)                 Concord, CA         5/6/99      9.00    May 2017     May 2036       2,015,000     2,015,000
Lake Park (P)                  Turlock, CA         7/15/99     9.00    Oct. 2015    Sep. 2035        375,000       375,000
Lakes Edge at Walden (P)       Miami, FL           10/6/99     11.00   June 2000    Aug. 2010      1,400,000     1,400,000
                                                                                                 -----------   -----------
Subtotal - Taxable First Mortgage Bonds                                                            3,790,000     3,790,000
                                                                                                 -----------   -----------

  Total First Mortgage Bonds                                                                    $619,954,528  $592,125,000
                                                                                                 ===========   ===========

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at March 31, 2000.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter. (D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 6 and 7).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 6).
(K) These FMBs are participating FMBs which contain additional interest features participating on available cash flow. FMBs that contain provisions for contingent interest are referred to as "participating"; FMBs lacking this provision are "non-participating".
(L)  The FMBs are held as collateral in connection with the TOP (see Note 6).
(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 4).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in the second quarter of 2000.
(R)  Held by Merrill Lynch as collateral for secured borrowings (see Note 4).
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in June 2000 and 7.25% thereafter.
(W) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.

The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the three months ended March 31, 2000 and 1999 were 7.37% and 6.79%, respectively, based on weighted average face amounts of approximately $608,242,440 and $466,792,362, respectively.

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

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these four FMBs at March 31, 2000 and December 31, 1999 was approximately $41,465,000 and the income earned from them for the three months ended March 31, 2000 and 1999 was approximately $742,000 and $735,000, respectively.

From time to time, the Company, as an alternative to foreclosure in the event of a default, enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, owner cooperation and projected costs of foreclosure and litigation irrespective of whether the obligor has an affiliation with the Manager or not. Payments under each of the existing forbearance agreements are current as of March 31, 2000.

Seventeen of the Company's FMBs, with an aggregate face amount of $198,750,000, have previously been modified (the modifications of four of such FMBs with an aggregate face amount of $45,000,000 are subject to issuer approval). These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features are arrived at through negotiations between the Company and the owners of the Underlying Properties and vary dependent on the facts of a particular FMB, the owner of the Underlying Property, the Underlying Property's performance and requirements of bond counsel and local issuers. Should negotiations break down, the Company always has the option to pursue its other remedies including acceleration and foreclosure. The Company may modify other FMBs to reflect generally similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $684,000 and $724,000 for the three months ended March 31, 2000 and 1999, respectively.

In addition to the stated base rates of interest, 22 and 30 of the FMBs at March 31, 2000 and 1999, respectively, provided for "participating interest". During the three months ended March 31, 2000 and 1999, six and three FMBs paid participating interest amounting to approximately $1,050,000 and $103,000, respectively.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of March 31, 2000 the face amount of such advances was $15,257,019, their rates range from 8% to 13% and their carrying value was $10,084,061, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000. Such advances with an aggregate face amount of $5,028,812, rates ranging from 8% to 9% and an aggregate carrying amount of $0 were advanced to two obligors which are affiliates of the Manager.

The amortized cost basis of the Company's portfolio of 70 FMBs at March 31, 2000 and 69 FMBs at December 31, 1999 was $591,072,780 and $585,474,109,
respectively. The net unrealized gain on FMBs in the amount of $1,052,220 at March 31, 2000 consisted of gross unrealized gains and losses of $16,536,853 and $15,484,633, respectively. The net unrealized gain on FMBs in the amount of $2,417,891 at December 31, 1999 consisted of gross unrealized gains and losses of $16,484,461 and $14,066,570, respectively.

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

In order to facilitate the securitizations, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At March 31, 2000, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $53,761,000, $1,606,225 and $33,200,000 respectively.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.5%, annualized, for the three months ended March 31, 2000.

NOTE 4 - OTHER BOND RELATED INVESTMENTS

The Company's other bond related investments consist of investments in RITES (see Note 3). The following table provides certain information with respect to each of the RITES.

                                                       Face
                                                       Amount     Amortized       Fair
                                                      of RITES   Cost Basis at   Value at
FMB                           Date     Face Amount    Interest      March         March
Description/Location       Purchased     of FMB      Purchased     31, 2000      31, 2000
--------------------       ---------   -----------   ---------   -------------   --------
OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

RITES-Avalon Court/
  Oakley, CA               6/17/99     $ 8,240,000    $ 5,000      $197,800      $200,000
RITES-Meadowview Park/
  Santa Rosa, CA           6/17/99       6,250,000      5,000       160,621       160,000
RITES-The Courtyards/
  Santa Rosa, CA           6/17/99       7,940,000      5,000       199,552       200,000
                                        ----------     ------       -------       -------
                                       $22,430,000    $15,000      $557,973      $560,000
                                        ==========     ======       =======       =======

NOTE 5 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                                 March 31,   December 31,
                                                                   2000          1999
                                                                -----------  ------------
Deferred bond selection costs                                   $10,110,353   $ 9,904,683
Deferred costs relating to the Private Label Tender
  Option Program                                                  3,652,631     3,614,627
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                            3,609,158     3,605,331
Other                                                               417,594       172,039
                                                                 ----------    ----------
                                                                 17,789,736    17,296,680

Less:  Accumulated amortization                                  (3,354,685)   (3,074,229)
                                                                 ----------    ----------

                                                                $14,435,051   $14,222,451
                                                                 ==========    ==========

NOTE 6 - MINORITY INTEREST IN SUBSIDIARY

On May 21, 1998, the Company closed on its Private Label Tender Option
Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999 and March 2000, the Company successfully negotiated increases in its TOP to $200,000,000 and $300,000,000, respectively. As of March 31, 2000, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 32 of those FMBs, with an aggregate principal amount of approximately $304,005,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of

$177,000,000 at March 31, 2000, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.8% and 3.9% for the three months ended March 31, 2000 and 1999, respectively.

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

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust and Owner Trust, its two directly and indirectly owned subsidiaries (see Note 6). In addition to contributing the ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,391,000 from the Preferred Offering have been used to invest in or acquire additional tax-exempt assets for the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares. Since inception, all quarterly distributions have been declared at an annualized rate of 6 5/8% and all distributions due have been paid.

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

NOTE 8 - CAPITAL SHARES

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Shares valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and or Shares. As of March 31, 2000 and December 31, 1999, 3,552 and 1,910 Shares, respectively, having an aggregate value at the date of issuance of $45,000 and $25,000, respectively, have been issued to the independent trustee as compensation for their services.

Effective May 3, 2000, the Company implemented a dividend reinvestment and share repurchase plan (the "Plan"). Under the Plan, common shareholders may elect to have their distributions from the Company automatically reinvested in additional Shares at a purchase price equal to the average of the high and low market price from the previous day's trading. If a common shareholder participates in the Plan, such shareholder may also purchase additional Shares through quarterly voluntary cash payments with a minimum contribution of $500. There are no commissions for Shares purchased under the Plan. Participation in the Plan is voluntary and a common shareholder may join or withdraw at any time. The opportunity for participation in the Plan will begin with the distributions paid in August 2000. In order to participate in the "voluntary share purchase" part of the Plan, a shareholder must participate in the "dividend reinvestment" part of the Plan.

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three months ended March 31, 2000 and 1999 were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                       ---------------------
                                                          2000        1999
                                                       ---------------------
Bond selection fees                                    $  112,000   $128,000
Expense reimbursement                                     133,085     60,466
Loan servicing fees                                       241,058    172,649
Management fees                                           155,446    115,100
Special distribution                                      594,756    431,623
                                                        ---------    -------
                                                       $1,236,345   $907,838
                                                        =========    =======

GENERAL
As of March 31, 2000, the obligors of the River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson, Mountain Ranch, Hamilton Garden, Del Monte Pines, Greenbriar, Sycamore Woods, Avalon Court, The Courtyards, Meadowview Park, Casa Ramon, Lake Park, Lewis Place, Lennox Park, Chapel Ridge of Little Rock, Franciscan Riviera, Standiford, Douglas Pointe, Chapel Ridge of Texarkana, Tallwood, Barnaby Manor, Fort Chaplin and Summer Lake FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With respect to 13 of the above FMBs, the Company owns the RITES, ten of which are accounted for as FMBs and secured borrowings (see Notes 2 and 3) and three of which are accounted for as other bond related investments (see Note 5).

As of March 31, 2000, the original owners of the Underlying Properties and obligors of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB or otherwise buy the property and payoff all or most of the FMB obligation.

NOTE 10 - EARNINGS PER SHARE

Basic net income per Share in the amount of $.29 and $.27 for the three months ended March 31, 2000 and 1999, respectively, equals net income for the periods ($6,570,389 and $6,005,522, respectively), less the special allocations to the Manager ($654,512 and $487,362, respectively), divided by the weighted average number of Shares outstanding for the periods (20,581,805 and 20,580,086, respectively).

As the Company had no contingently-issuable Shares or potentially dilutive securities outstanding at March 31, 2000 and 1999, diluted net income per share is the same as basic net income per share.

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

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $26,826,000 and net assets of approximately $25,485,000 at March 31, 2000. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at March 31, 2000, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,463,521 shares at March 31, 2000) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

Consummation of the merger is subject to several conditions, including approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's Shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the third quarter of 2000.

NOTE 12 - SUBSEQUENT EVENTS

On April 4, 2000, the Owner Trust increased the outstanding face amount of the Senior Certificate (see Note 6) from $177,000,000 to $225,000,000 and received net proceeds of $47,855,000.

During the period April 1, 2000 through May 12, 2000 the Company acquired eight FMBs for an aggregate purchase price of $45,960,000, not including bond selection fees and expenses of approximately $919,000. One of the FMBs is a taxable FMB acquired in connection with the purchase of a tax-exempt FMB. The taxable FMB is secured by the same Underlying Property which secures the associated tax-exempt FMB. Further information regarding the FMBs is as follows:

                                      Stated                      Face       No. of
                         Closing     Interest    Call Date/      Amount      Rental
Property/Location          Date        Rate     Maturity Date    of FMB      Units
-----------------        -------     --------   -------------    ------      -----
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY CHARTER MAC EQUITY ISSUER TRUST

Princess Anne House/      4/7/00        7.5%    4/1/25         $7,500,000     186
  Virginia Beach, VA                            4/1/42

Walnut Park Plaza/        4/11/00       7.5%    4/1/10          5,500,000     224
  Philadelphia, PA                              10/1/18

Columbia at Bells Ferry/  4/19/00       7.4%    4/1/17         13,000,000     272
  Cherokee County, GA                           4/1/42

Oaks at Hampton/          4/27/00       7.2%    3/1/27          9,535,000     250
  Dallas, TX                                    3/1/40

South Congress/           5/3/00        7.5%    9/1/16          6,300,000     172
  Austin, TX                                    9/1/36

Walnut Creek/             5/3/00        7.5%    9/1/16          3,240,000      98
  Austin, TX                                    9/1/36

Walnut Creek/             5/3/00        7.5%    9/1/16            360,000      98
  Austin, TX                                    5/1/14

                                                               ----------
                                                              $45,435,000
                                                               ----------

TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Oaks at Hampton/          4/27/00       9.0%    3/1/27        $   525,000     250
  Dallas, TX                                    5/1/10         ----------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

On May 10, 2000, the Company completed a private placement (the "Convertible Preferred Offering") of $27,496,980 convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Convertible Preferred Offering enables financial institutions to receive certain regulatory benefits in connection with their investment.

The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. In addition to the preferred allocation of regulatory benefits, the preferred investors will receive the same economic benefits as common shareholders of the Company. The preferred investors, at their option, have the ability to convert their Convertible Preferred Shares into Shares of the Company's common stock at a predetermined conversion price of $15.33 per Share which represents the Company's book value per Share as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to retain their preferential regulatory benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties").FMBs that contain provisions for participating interest are referred to as "participating"; FMBs lacking this provision are "non-participating". As of March 31, 2000, the Company owned a portfolio of 70 FMBs and had net assets of approximately $314,734,385.

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

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Manager is a single purpose affiliate of Related which is controlled by the same individuals and entities which own Related. The Manager benefits from its affiliation with Related because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of first mortgage bonds the Company could invest in or acquire. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $9.0 billion. According to the 1999 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage-backed securities. Rather, the Company utilizes low levels of leverage and generally invests in or acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company did not experience the ill effects associated with the volatile interest rate environment during 1999 and 1998. Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1.

In general, the FMBs that the Company either invests in or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

The Company requires long-term financing in order to invest in and hold its portfolio of FMBs. To date, this long-term liquidity has come from the Company's Private Label Tender Option Program, a preferred equity offering by a subsidiary, the issuance of convertible preferred shares and secured borrowings under securitization transactions. These financing sources have expected lives equal to the expected lives of the FMBs used to collateralize them although, in accordance with prudent business practice and industry standards, the surety and liquidity commitment relating to the Private Label Tender Option Program have shorter terms. The surety commitment has three years remaining on its five year term and the liquidity commitment is a one year renewable commitment. The Company expects to renew or replace such commitments upon expiration of their terms. On a short-term basis, the Company requires funds to pay its operating expenses and to make distributions to its shareholders. The primary sources of the Company's short-term liquidity are the interest income from the FMBs and promissory notes in excess of the related financing costs, and interest income from cash and temporary investments. The Company believes that its long-term financing sources, explained in more detail below, and its short-term liquidity are adequate to meet its current and projected long-term and short-term liquidity requirements.

During the three months ended March 31, 2000 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $6,655,000. The increase was primarily due to cash provided by operating activities ($8,442,000) and the net sale of temporary investments ($12,341,000) which exceeded the purchase of a first mortgage bond ($5,600,000), an increase in deferred bond selection costs ($206,000), an increase in other deferred costs ($174,000), distributions paid to the Manager and shareholders of the Company and to preferred shareholders of subsidiary ($7,529,000) and an increase in restricted cash and cash equivalents ($578,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization of $356,000.

The Company, as an alternative to foreclosure in the event of a default, has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however, interest payments from FMBs and RITES are anticipated to provide sufficient liquidity to fund the Company's operating expenditures, debt service and distributions in future years.

The determination as to whether it is in the best interest of the Company to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, Underlying Property performance, owner cooperation and projected legal costs irrespective of whether the obligor has an affiliation with the Manager or not.

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $684,000 and $724,000 was not recognized for the three months ended March 31, 2000 and 1999, respectively.

In April and May 2000, distributions of $1,490,625 ($33,125 per preferred share) and $5,454,391 ($.265 per Share), respectively, which were declared in March 2000, were paid to the preferred shareholders of subsidiary and shareholders of the Company, respectively, from cash flow from operations for the quarter ended March 31, 2000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

CAPITAL RAISING TRANSACTIONS

(i) PRIVATE LABEL TENDER OPTION PROGRAM

On May 21, 1998, the Company closed on its Private Label Tender Option
Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999 and March 2000, the Company successfully negotiated increases in its TOP to $200,000,000 and $300,000,000, respectively. As of March 31, 2000, the Company has contributed 40 issues of FMBs in the aggregate principal amount of approximately $394,457,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 32 of those FMBs, with an aggregate principal amount of approximately $304,005,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $177,000,000 at March 31, 2000, which has been deposited into another
Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 4.8% and 3.9% for the three months ended March 31, 2000 and 1999.

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

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of 40 FMBs held by the Origination Trust and Owner Trust, its two directly and indirectly owned subsidiaries (see (i) Private Label Tender Option Program, above). In addition to contributing the ownership of the Origination Trust, the Company also contributed eight FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,391,000 from the Preferred Offering have been used to invest in or acquire additional tax-exempt assets for the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares. Since inception, all quarterly distributions have been declared at an annualized rate of 6 5/8% and all distributions due have been paid.

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

(iii) CONVERTIBLE PREFERRED SHARES

On May 10, 2000, the Company completed a private placement ( the "Convertible Preferred Offering") of $27,496,980 convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Convertible Preferred Offering enables financial institutions to receive certain regulatory benefits in connection with their investment.

The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. In addition to the preferred allocation of regulatory benefits, the preferred investors will receive the same economic benefits as common shareholders of the Company. The preferred investors, at their option, have the ability to convert their Convertible Preferred Shares into Shares of the Company's common stock at a predetermined conversion price of $15.33 per Share which represents the Company's book value per Share as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to retain their preferential regulatory benefits.

(iv) SECURITIZATION TRANSACTIONS

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

In order to facilitate the securitizations, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At March 31, 2000, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $53,761,000, $1,606,225 and $33,200,000, respectively.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.5%, annualized, for the three months ended March 31, 2000.

ACQUISITIONS

During the period January 1, 2000 through May 12, 2000 the Company acquired nine FMBs for an aggregate purchase price of approximately $51,560,000, not including bond selection fees and expenses of approximately $1,031,000. The purchases were financed by the TOP and securitization transactions. One of the FMBs is a taxable FMB acquired in connection with the purchase of a tax-exempt FMB.

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

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $26,826,000 and net assets of approximately $25,485,000 at March 31, 2000. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at March 31, 2000, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,463,521 shares at March 31, 2000) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

Consummation of the merger is subject to several conditions, including approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's Shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the third quarter of 2000.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000 as compared to 1999, total revenues, total expenses and net income increased due to the net result of the acquisition of 24 FMBs during 2000 and 1999, and the repayment of two of three FMBs repaid during 1999. The Company's results of operations for the three months ended March 31, 2000 and 1999 consisted primarily of the results of the Company's investment in 70 and 49 FMBs, respectively.

Interest income from FMBs increased approximately $3,284,000 for the three months ended March 31, 2000 as compared to 1999. An increase of $2,844,000 was due to the acquisition of 24 FMBs during 2000 and 1999 (the "2000 and 1999 Acquisitions"), and a decrease of $240,000 was due to the repayment of two of the three FMBs repaid during 1999 (the "1999 Repayments"). Excluding the above increase and decrease, interest income from FMBs increased approximately 9% for the three months ended March 31, 2000 as compared to 1999. The increase was primarily due to the receipt of participating interest from the Sunset Creek, Sunset Village, Sunset Downs and Sunset Terrace FMBs partially offset by a decrease in interest income from the Cypress Run FMB.

Interest income from other bond related investments in the amount of approximately $136,000 was recorded for the three months ended March 31, 2000 relating to three RITES purchased in June 1999.

Interest income from temporary investments increased approximately $365,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to cash pledged as collateral in 2000 relating to securitization transactions.

Interest income from promissory notes increased approximately $77,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to a loan made to the obligor of the Country Lake FMB in November 1999.

Interest expense increased approximately $906,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to secured borrowings during the period May 1999 through December 1999.

Recurring fees relating to the Private Label Tender Option program increased approximately $107,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to a higher outstanding balance of the TOP in 2000.

Loan servicing and asset management fees increased approximately $109,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to an increase of $118,000 and a decrease of $11,000 relating to the 2000 and 1999 Acquisitions and the 1999 Repayments, respectively.

General and administrative expenses increased approximately $113,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to an increase in public relations expenses and an increase in expense reimbursements to the Manager and its affiliates due to the 2000 and 1999 Acquisitions.

Amortization increased approximately $32,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to an increase in amortization of deferred costs relating to the TOP and deferred costs relating to the issuance of preferred shares of subsidiary.

A loss on repayment of one FMB in the amount of approximately $25,000 was recorded for the three months ended March 31, 1999.

Income allocated to preferred shareholders of subsidiary for the three months ended March 31, 2000 relates to the Preferred Offering executed on June 29, 1999.

Minority interest in income of subsidiary increased approximately $565,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to a higher outstanding balance of the TOP in 2000.

CASH AVAILABLE FOR DISTRIBUTION
The Company uses cash available for distribution ("CAD") as the primary measure of its dividend paying ability. The difference between CAD and net income results from variations between generally accepted accounting principles ("GAAP") and cash received. One difference between CAD and GAAP is the amortization of bond selection costs, costs relating to the TOP, costs relating to the issuance of preferred stock of subsidiary and other intangible assets. These amounts have been excluded from CAD due to their noncash nature. Another difference is the noncash gain or loss associated with bond impairments, repayments and sales for GAAP purposes, which are not included in the calculation of CAD. During the three months ended March 31, 1999, there was a loss on the repayment of one FMB in the amount of $25,493. CAD should not be considered an alternative to net income as a measure of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

Cash available for distribution ("CAD") for the three months ended March 31, 2000 and 1999 is summarized in the following table:

                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2000          1999
                                                        ------------------------
Sources of Cash
Interest income:
First mortgage bonds                                    $11,205,357   $7,921,003
Other bond related investments                              135,747            0
Temporary investments                                       467,654      102,522
Promissory notes                                            242,211      165,159
Net amortization
 included in income                                         245,363       20,984
                                                            -------       ------

Total sources of cash                                    12,296,332    8,209,668
                                                         ----------    ---------

Uses of Cash
Total expenses, loss on repayment
   of first mortgage bonds, minority interest
   and income allocated to preferred
   shareholders of subsidiary                             5,480,580    2,183,162
Less:  Amortization included in
   expenses                                                (110,699)    (157,529)
   Loss on repayment  of FMB                                      0      (25,493)
                                                            -------    ---------

Total uses of cash                                        5,369,881    2,000,140
                                                          ---------    ---------

Cash available for distribution                           6,926,451    6,209,528

Less:  distributions to the Manager                        (594,759)    (431,626)
                                                          ---------    ---------

Cash available for distribution to
   shareholders                                          $6,331,692   $5,777,902
                                                          =========    =========

Distributions to shareholders                            $5,454,391   $4,939,434
                                                          =========    =========

Payout ratio                                                   86.1%        85.5%
                                                          ---------    ---------

Cash flows from:
   Operating activities                                  $8,442,038   $6,586,018
                                                          =========    =========

   Investing activities                                  $6,433,227  $(6,739,949)
                                                          =========   ==========

   Financing activities                                 $(8,220,328) $(5,446,943)
                                                         ==========   ==========

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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates, primarily Bond Market Association ("BMA") and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under these financing programs, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $257,769,616 outstanding under these financing programs at March 31, 2000, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $1,289,000; a 1.0% increase in BMA would decrease annual net income by approximately $2,578,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the FMBs, in the same amounts as described above. During June of 1999, a subsidiary of the Company completed a $90 million Preferred Offering. These preferred shares carry a fixed dividend rate of 6 5/8% through June 30, 2009, and so are not impacted by changes in market interest rates.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of FMBs. The Company estimates the fair value for each FMB as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's FMBs will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs from its March 31, 2000 value of $592,125,000 to approximately $521,832,000. A 1% decline in interest rates would increase the value of the March 31, 2000 portfolio to approximately $684,794,000. Changes in the estimated fair value of the FMBs do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings -

        The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

On May 10, 2000, the Company completed a private placement (the "Convertible Preferred Offering") of $27,496,980 convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Convertible Preferred Offering enables financial institutions to receive certain regulatory benefits in connection with their investment.

The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. In addition to the preferred allocation of regulatory benefits, the preferred investors will receive the same economic benefits as common shareholders of the Company. The preferred investors, at their option, have the ability to convert their Convertible Preferred Shares into Shares of the Company's common stock at a predetermined conversion price of $15.33 per Share which represents the Company's book value per Share as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to retain their preferential regulatory benefits.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

        John B. Roche will cease to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes has been appointed interim Chief Financial Officer effective May 15, 2000.

Effective May 3, 2000, the Company implemented a dividend reinvestment and share repurchase plan (the "Plan"). Under the Plan, common shareholders may elect to have their distributions from the Company automatically reinvested in additional Shares at a purchase price equal to the average of the high and low market price from the previous day's trading. If a common shareholder participates in the Plan, such shareholder may also purchase additional Shares through quarterly voluntary cash payments with a minimum contribution of $500. There are no commissions for Shares purchased under the Plan. Participation in the Plan is voluntary and a common shareholder may join or withdraw at any time. The opportunity for participation in the Plan will begin with the distributions paid in August 2000. In order to participate in the "voluntary share purchase" part of the Plan, a shareholder must participate in the "dividend reinvestment" part of the Plan.

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  May 12, 2000                 By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President
                                        and Chief Executive Officer




Date:  May 12, 2000                 By: /s/ John B. Roche
                                        -----------------
                                        John B. Roche
                                        Chief Financial Officer and Chief
                                        Accounting Officer