Form 10-K/A
period 1999-12-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2000-08-02
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
         (Exact name of Registrant as specified in its Trust Agreement)

           DELAWARE                                              13-3949418
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 625 MADISON AVENUE, NEW YORK, NEW YORK                             10022
---------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS
       -----------------------------
       Shares of Beneficial Interest

       NAME OF EACH EXCHANGE ON WHICH REGISTERED:
       ------------------------------------------
       American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
       None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     --

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

Index to exhibits may be found on page 52
Page 1 of 93

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K/A-1, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K/A-1 PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                                     PART I
Item 1.  Business.

GENERAL

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). FMBs that contain provisions for the Company to receive additional interest payments by participating with the borrower in a portion of the cash flow or sale or refinancing proceeds on the Underlying Properties are referred to as "participating"; FMBs lacking this provision are "non-participating". As of December 31, 1999, the Company owned a portfolio of 69 FMBs.

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

In addition to the stated base rates of interest, 28, 28 and 26 of the FMBs at December 31, 1999, 1998 and 1997, respectively, provided for "participating interest" which is equal to: (i) an amount equal to 50% to 100% of net property cash flow and 50% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annual compound interest at a rate ranging from 8.875% to 9.34% on a cumulative basis, and thereafter (ii) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds, until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and participating interest on the FMBs are exempt from federal income taxation. During the years ended December 31, 1999, 1998 and 1997, five, six and five FMBs, paid participating interest amounting to approximately $728,000, $960,000 and $353,000, respectively.

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

The obligors of (i) thirty-three FMBs, as noted in footnote BB to the Table of Investments above, and (ii) three RITES as noted under Other Bond Related Investments, are partnerships in which affiliates of the Manager are partners that own a controlling interest. In addition, the original owners of underlying properties and obligors of five FMBs, as noted in footnote N of the Table of Investments above, have been replaced with affiliates of the Manager who have not made equity investments. These affiliate entities could have interests which do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of FMBs between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

Effective September 8, 1999, the Crowne Pointe, Orchard Hills and Newport Village FMBs were modified to: (i) change the stated interest rate (from 8.0% to 7.25%); (ii) allow for a portion of deferred base (Newport) and other accrued interest through August 1999 to be paid at maturity or upon a sale or refinancing; and (iii) extend the maturity (to 2029) mandatory redemption (to
2011) and prepayment lock-out dates (to 2006). The participating interest feature of the bonds was also modified. These modifications resulted in realized losses on impairment in the amounts of $21,000, $23,000 and $54,000, respectively, to write down the cost basis of each FMB to its then estimated fair value.

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

Effective December 16, 1999, the obligors under the Sunset Terrace, Sunset Downs, Sunset Creek and Sunset Village FMB's (together "the Sunset FMBs"), affiliates of the Manager, transferred their interests, pursuant to a sale of stock, to a third party equity investor. Pursuant to such transfer, the Company entered into a modification agreement (subject to issuer approval) with the new obligor that calls for an annual base rate of 5.48% on the FMBs. Pursuant to the terms of the transaction, the Company received a payment on December 30, 1999 of $1,500,000 in full settlement of all accrued and unpaid base interest on the Sunset FMBs. In addition, in consideration for the waiver of the payment requirement for the payment of past and future participating interest, a payment of $1,000,000 is expected on or before March 31, 2000. In connection with the transaction, it is expected that the new obligor will invest $800,000-$1,000,000 for physical improvements to the properties. The modifications of the Sunset Terrace, Sunset Downs and Sunset Village FMBs resulted in realized losses on impairment in the amounts of $309,850, $516,000 and $528,396, respectively, to write down the cost basis of each of these FMBs to their estimated fair values. The estimated fair value of the Sunset Creek FMB continues to exceed its amortized cost basis.

In addition to the above FMBs, ten of the Company's other FMBs with an aggregate face amount of $130,025,000, have previously been modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participating interest features. Base interest rates, participating interest, prepayment lock-outs, mandatory redemption and maturity features are arrived at through negotiations between the Company and the owners of the Underlying Properties and vary dependent on the facts of a particular FMB, the owner of the Underlying Property, the Underlying Property's performance and requirements of bond counsel and local issuers. Should negotiations break down, the Company always has the option to pursue its other remedies including acceleration and foreclosure. The Company may modify other FMBs to reflect generally similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

STRUCTURE OF NEW FIRST MORTGAGE BONDS

Newly acquired FMBs (bonds acquired after October 1, 1997) will generally bear a fixed base interest rate and, to the extent permitted by existing regulations, they may or may not also provide for participating interest and other features. Terms are expected to be 5 to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (5 to 7 years with up to 6 month's notice). In some cases, the newly acquired bonds call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules.

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


                                               TABLE OF INVESTMENTS

                                                                                                  MINIMUM
                                                                            FAIR VALUE  STATED  PAY RATE AT
                                                 CLOSING    FACE AMOUNT    AT DECEMBER  INTEREST  DECEMBER
PROPERTY                   LOCATION                DATE       OF FMB       31, 1999 (A)   RATE*   31, 1999*
--------                   --------               ------    -----------    ------------  -------  ---------
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Highpointe Club (K)(N)         Harrisburg, PA        7/29/86    $ 8,900,000    $ 5,769,000    8.50%     (W)
                                                                -----------    -----------

OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)
Barnaby Manor (P)(S)(BB)       Washington, DC       11/23/99     4,500,000      4,500,000    7.375     7.375%
Casa Ramon (P)(BB)             Orange County, CA    6/8/99         50,000(Q)       52,000    7.50      7.50
Chapel Ridge of                Little Rock, AR      8/12/99     5,600,000       5,481,000    7.125     7.125
  Little Rock (O)(S)(BB)
Chapel Ridge of                Texarkana, AR        9/29/99     5,800,000       5,876,000    7.375     7.375
  Texarkana (O)(S)(BB)
Country Lake (P)               West Palm Beach, FL  11/9/99     6,255,000       6,255,000    (V)       6.00
Del Monte Pines (R)(P)(BB)     Fresno, CA           5/6/99     11,000,000      10,275,000    6.80      6.80
Douglas Pointe(O)(S)(R)(BB)    Miami, FL            9/28/99     7,100,000       6,827,000    7.00      7.00
Forest Hills (R)(P)(BB)        Garner, NC           12/15/98    5,930,000       5,804,000    7.125     7.125
Fort Chaplin (P)(BB)           Washington, DC       12/21/99   25,800,000      25,800,000    6.90      6.90
Franciscan Riviera (P)(R)(BB)  Antioch, CA          8/24/99     6,587,500       6,447,000    7.125     7.125
Garfield Park (P)              Washington, DC       8/31/99     3,260,000       3,247,000    7.25      7.25
Greenbriar (M)(P)(BB)          Concord, CA          5/6/99      9,585,000       9,052,000    6.875     6.875
Hamilton Gardens(R)(P)(BB)     Hamilton, NJ         3/26/99     6,400,000       6,264,000    (U)       7.625
Lake Jackson (R)(O)(S)(BB)     Lake Jackson, TX     12/22/98   10,934,000      10,513,000    7.00      7.00
Lakemoor (O) (S)               Durham, NC           12/23/99    9,000,000       9,000,000    7.25      7.25
Lake Park (P)(BB)              Turlock, CA          6/8/99 (T)  3,638,000       3,623,000    7.25      7.25
Lakes Edge At Walden
  (P)(M)                       Miami, FL            7/1/99     14,850,000      14,075,000    6.90      6.90
Lennox Park (O)(S)(M)(BB)      Gainesville, GA      7/29/99    13,000,000      12,143,000    6.80      6.80
Lewis Place (O)(S)(M)(BB)      Gainsville, FL       6/22/99     4,000,000       3,709,000    (I)       6.75
Mountain Ranch (R)(O)(BB)      Austin, TX           12/23/98    9,128,000       8,934,000    7.125     7.125
Standiford (P)(R)(BB)          Modesto, CA          9/20/99     9,520,000       9,317,000    7.125     7.125
Sunset Creek (M)(K)            Lancaster, CA        3/25/88     8,275,000       6,225,000    8.50      5.48
Sunset Village (M)(K)          Lancaster, CA        3/25/88    11,375,000       8,557,000    8.50      5.48
Sycamore Woods (R)(P)(BB)      Antioch, CA          5/6/99      9,415,000       8,891,000    6.875     6.875
Tallwood (O)(S)(R)(BB)         Virginia Beach, VA   9/30/99     6,205,000       6,179,000    7.25      7.25
                                                              -----------     -----------
                                                              207,207,500     197,046,000
                                                              -----------     -----------

                                                       COMPARABLE
AVERAGE                   RENTAL                       COMPETING
INTEREST    OCCUPANCY    RATES AT     YEAR    NO. OF   PROPERTIES
RATE PAID  AT FEBRUARY  DECEMBER    OF CON-   RENTAL    WITHIN
FOR 1999*    20, 2000   31, 1999   STRUCTION  UNITS    LOCATION
---------  -----------  --------   ---------  -----    ---------



       4.72%        97%      $550-725     1991      240         24



    7.375          0       -            1974      124         158
    7.50           0       -            1976       75          43
    7.125          0       -            (Y)       128          83

    7.375          0       -            (Y)       144          26

    6.00         100       657-983      1985      192          44
    6.80          57.7     388-538      1975      366         256
    7.00           0       -            (Y)       176         184
    7.13         68.4      550-650      1982      136           5
    6.90         16.9      450-1100     (X)       495         158
    7.125        67.2      640-780      1972      129          17
    7.25         87.2      585-695      1970       94         158
    6.875        68.0      400-975      1966      199          81
    7.625        92.4      625-730      1941      174          16
    7.00         46.5      525-1045     (Y)       160          10
    7.25          0        -            (Y)       160          89
    7.25        100        452-622      1973      104          24

    6.90         95.8      677-898      1986      400         184
    6.80          0        -            (Y)       292          15
    6.75         13.4      529-611      (Y)       112          91
    7.13          0        -            (Y)       212         453
    7.125        56.3      455-625      1970      249          63
    8.68         93.1      455-755      1989      148          37
    8.68         93.5      495-755      1989      204          37
    6.875        58.7      640-975      1970      186          17
    7.25          0        -            (Y)       120          86


                                                                                                  MINIMUM
                                                                            FAIR VALUE  STATED  PAY RATE AT
                                                 CLOSING    FACE AMOUNT    AT DECEMBER  INTEREST  DECEMBER
PROPERTY                   LOCATION                DATE       OF FMB       31, 1999 (A)   RATE*   31, 1999*
--------                   --------               ------    -----------    ------------  -------  ---------

OWNED BY CHARTER MAC ORIGINATION TRUST I (H)(L)

Bay Club (K)               Mt. Pleasant, SC       9/11/86     6,400,000      7,253,000   8.25      8.25
Clarendon Hills (K)        Hayward, CA            12/08/86   17,600,000     13,599,000   5.52      5.52
Cypress Run (K)            Tampa, FL              8/14/86    15,402,428     13,576,000   8.50      5.50
East Ridge (K)             Mt. Pleasant, SC       5/20/86     8,700,000      9,859,000   8.25      8.25
Greenway Manor (K)(N)      St. Louis, MO          10/09/86   12,850,000     15,003,000   8.50      8.50
The Lakes (K)              Kansas City, MO        12/30/86   13,650,000      9,821,000   4.87      4.87
Loveridge (K)(N)           Contra Costa, CA       11/13/86    8,550,000      6,459,000   8.00      (W)
Martin's Creek (K)         Summerville, SC        5/20/86     7,300,000      8,273,000   8.25      8.25
                                                             ----------     ----------
                                                             90,452,428     83,843,000
                                                             ----------     ----------

                                                       COMPARABLE
AVERAGE                   RENTAL                       COMPETING
INTEREST    OCCUPANCY    RATES AT     YEAR    NO. OF   PROPERTIES
RATE PAID  AT FEBRUARY  DECEMBER    OF CON-   RENTAL    WITHIN
FOR 1999*    20, 2000   31, 1999   STRUCTION  UNITS    LOCATION
---------  -----------  --------   ---------  -----    ---------


10.11      94.0         635-805       1987      164        12
 6.48      99.6         950-1600      1989      285        99
  .68      87.6         460-775       1988      408       247
 8.24      88.9         615-875       1986      200        12
 8.64      95.8         520-620       1987      312       172
 6.71      92.4         475-675       1989      400       152
 5.00      88.3         640-875       1987      148        18
 8.25      98.0         470-770       1986      200        13


                                                                                                  MINIMUM
                                                                            FAIR VALUE  STATED  PAY RATE AT
                                                 CLOSING    FACE AMOUNT    AT DECEMBER  INTEREST  DECEMBER
PROPERTY                   LOCATION                DATE       OF FMB       31, 1999 (A)   RATE*   31, 1999*
--------                   --------               ------    -----------    ------------  -------  ---------

OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square (BB)        Clovis, CA             8/25/98     3,850,000      3,371,000   (D)       7.00
Bristol Village            Bloomington, MN        7/31/87    17,000,000     17,513,000   7.50      7.50
Carrington Pointe (BB)     Los Banos, CA          9/24/98     3,375,000      2,955,000   6.375     6.375
Cedarbrook (BB)            Hanford, CA            4/28/98     2,840,000      2,779,000   7.125     7.125
Cedar Creek (K)(N)         McKinney, TX           12/29/86    8,100,000      9,457,000   8.50      8.50
Cedar Pointe (K)           Nashville, TN          4/22/87     9,500,000      9,134,000   7.00      7.00
College Park (O)(S)        Naples, FL             7/15/98    10,100,000      9,711,000   (C)       7.00
Crowne Pointe (K)          Olympia, WA            12/31/86    5,075,000      5,054,000   7.25      8.00
Falcon Creek (O)(S)(BB)    Indianapolis, IN       9/14/98     6,144,600      6,119,000   (F)       7.00
Gulfstream (P)(BB)         Dania, FL              7/22/98     3,500,000      3,486,000   7.25      7.25
Highland Ridge (K)         St. Paul, MN           2/02/87    15,000,000     14,938,000   7.25      7.25
Jubilee Courtyards (BB)    Florida City, FL       9/15/98     4,150,000      4,062,000   (G)       7.00
Lakepoint (K)              Stone Mountain, GA     11/18/87   15,100,000     12,445,000   6.00      6.00
Madalyn Landing(O)(S)(BB)  Palm Bay, FL           11/13/98   14,000,000     13,461,000   7.00      7.00
The Mansion                Independence, MO       5/13/86    19,450,000     19,678,000   7.25      7.25
Marsh Landings (P)(S)(BB)  Portsmouth, VA         5/20/98     6,050,000      6,025,000   7.25      7.25
Newport Village (K)        Tacoma, WA             2/11/87    13,000,000     12,946,000   7.25      8.00
North Glen (K)             Atlanta, GA            9/30/86    12,400,000     12,775,000   (AA)      7.00
Northpointe Village
   (P)(BB)                 Fresno, CA             8/25/98    13,250,000     13,650,000   (E)       8.125
Ocean Air (P)(S)(BB)       Norfolk, VA            4/20/98    10,000,000      9,959,000   7.25      7.25
Orchard Hills (K)          Tacoma, WA             12/31/86    5,650,000      5,627,000   7.25      8.00
Orchard Mill (K)           Atlanta, GA            12/31/86   10,500,000     10,517,000   7.50      5.00
Pelican Cove (K)(N)        St Louis, MO           2/27/87    18,000,000     19,780,000   8.00      (W)
Phoenix (BB)               Stockton, CA           4/28/98     3,250,000      3,181,000   7.125     7.125
River Run (K)(BB)          Miami, FL              8/7/87      7,200,000      7,912,000   8.00      8.00
Shannon Lake (K)           Atlanta, GA            6/26/87    12,000,000     11,538,000   (B)       6.00
Silvercrest (BB)           Clovis, CA             9/24/98     2,275,000      2,227,000   7.125     7.125
Stone Creek (O)(S)(BB)     Watsonville, CA        4/28/98     8,820,000      8,632,000   7.125     7.125
Sunset Downs (K)           Lancaster, CA          2/11/87    15,000,000     11,284,000   8.00      5.48
Sunset Terrace (K)         Lancaster, CA          2/12/87    10,350,000      7,786,000   8.00      5.48
Thomas Lake                Eagan, MN              9/02/86    12,975,000     13,367,000   7.50      7.50
Willow Creek (K)           Ames, IA               2/27/87     6,100,000      6,075,000   7.25      7.25
                                                            -----------    -----------
                                                            304,004,600    297,444,000
                                                            -----------    -----------
Subtotal - Tax-Exempt First Mortgage Bonds                  610,564,528    584,102,000
                                                            -----------    -----------

                                                       COMPARABLE
AVERAGE                   RENTAL                       COMPETING
INTEREST    OCCUPANCY    RATES AT     YEAR    NO. OF   PROPERTIES
RATE PAID  AT FEBRUARY  DECEMBER    OF CON-   RENTAL    WITHIN
FOR 1999*    20, 2000   31, 1999   STRUCTION  UNITS    LOCATION
---------  -----------  --------   ---------  -----    ---------



 7.00      96.1         388-466      (Y)      130        42
 7.50      94.7         755-1299     1989     290        25
 6.38      98.7         443-558      1999      80         5
 7.13     100           434-554      1999      70        18
 8.50      94.7         530-875      1988     250        10
 7.00      96.2         550-840      1989     210       168
 7.00      99.0         580-780      (Y)      210        33
 7.76      96.1         495-795      1980     160        39

 7.00      33.8         430-800      (Y)      131       252
 7.25      36.2         575-650      1961      96         5
 7.36      95.6         855-1460     1989     228        86
 7.00      92.9         510-640      1999      98         2
 6.08      96.7         585-835      1989     360        30
 7.00      68.8         464-654      (Y)      304         8
 9.84      92.7         485-825      1987     550        15
 7.25      44.3         445-475      1952     250        23
 7.76      90.6         460-600      1987     402       181
 7.15      91.9         575-880      1987     284       371

 8.12      83.0         388-538      1972     406       256
 7.25      31.6         540-645      (Z)      434        60
 7.76     100           475-770      1987     174       181
 6.57      94.5         590-850      1990     238       371
 8.08      97.0         495-680      1989     402       172
 7.12      97.8         245-395      1999     184        96
 9.10      90.0         733-1030     1987     164       184
 6.08      92.8         465-840      1988     294       371
 7.12     100           275-382      1999     100        42
 7.13      65.8         646-981      (Y)      120         5
 8.70      93.5         495-755      1987     264        37
 8.61      92.3         495-755      1987     184        37
 7.50      98.1         830-1370     1988     216        16
 7.32     100           550-825      1988     138         7


                                                                                                  MINIMUM
                                                                            FAIR VALUE  STATED  PAY RATE AT
                                                 CLOSING    FACE AMOUNT    AT DECEMBER  INTEREST  DECEMBER
PROPERTY                   LOCATION                DATE       OF FMB       31, 1999 (A)   RATE*   31, 1999*
--------                   --------               ------    -----------    ------------  -------  ---------

TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Greenbriar (P)             Concord, CA            5/6/99      2,015,000       2,015,000   9.00      9.00
Lake Park (P)              Turlock, CA            7/15/99       375,000         375,000   9.00      9.00
Lakes Edge at Walden (P)   Miami, FL              10/6/99     1,400,000       1,400,000   11.00     11.00
                                                           ------------     -----------

Subtotal - Taxable First Mortgage Bonds                       3,790,000       3,790,000
                                                           ------------     -----------
  Total First Mortgage Bonds                               $614,354,528    $587,892,000
                                                           ============    ===========


                                                       COMPARABLE
 AVERAGE                  RENTAL                        COMPETING
INTEREST    OCCUPANCY    RATES AT     YEAR     NO. OF  PROPERTIES
RATE PAID  AT FEBRUARY  DECEMBER    OF CON-   RENTAL    WITHIN
FOR 1999*    20, 2000   31, 1999   STRUCTION  UNITS    LOCATION
---------  -----------  --------   ---------  -----    ---------





  9.00      68         400-975     1966       199        81
  9.00     100         452-622     1973       104        24
 11.00      95.8       677-898     1986       400       184

*The average interest rate paid (which in certain cases includes the receipt of participating interest and deferred base interest relating to prior periods) represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G)  The interest rates for Jubilee Courtyards are 7% through September
     30, 2000 and 7.125% thereafter.
(H)  This entity is a consolidated subsidiary of the Company (see Private
     Label Tender Option Program below and Item 5. Market for the Company's Shares and Related Shareholder Matters. - Preferred Equity Offering).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Private Label Tender Option Program below).
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow.
(L)  The FMBs are held as collateral in connection with the TOP (see
     Private Label Tender Option Program below).
(M)  These FMBs are pledged as collateral in connection with the Merrill
     Lynch RITES/P-FLOATS Program (see Securitization Transactions below).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in the second quarter of 2000.
(R) Held by Merrill Lynch as collateral for secured borrowings (see Securitization Transactions below).
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in June 2000 and 7.25% thereafter.
(W)  The minimum pay rate is the current cash flow of the property.
(X)  Built in two phases in 1961 and 1963.
(Y)  The property is still in construction phase as of December 31, 1999.
(Z) Originally constructed in 1949 and converted into affordable housing in 1988.
(AA) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.
(BB) The obligors of these mortgage bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.

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

                                                                 FACE
                                                                AMOUNT        AMORTIZED                 FAIR
                                                               OF RITES    COST BASIS AT              VALUE AT
FMB                           DATE       FACE AMOUNT          INTEREST        DECEMBER                DECEMBER
DESCRIPTION/LOCATION       PURCHASED       OF FMB             PURCHASED       31, 1999                31, 1999
--------------------       ---------  -----------------       ---------   ---------------        ------------------
OWNED BY CHARTER MAC EQUITY ISSUER TRUST

RITES-Avalon Court/
  Oakley, CA               6/17/99       $  8,240,000         $  5,000        $200,045             $200,000
RITES-Meadowview Park/
  Santa Rosa, CA           6/17/99          6,250,000            5,000         162,432              160,000
RITES-The Courtyards/
  Santa Rosa, CA           6/17/99          7,940,000            5,000         201,817              200,000
                                          -----------          -------         -------              -------
                                          $22,430,000          $15,000        $564,294             $560,000
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

The high and low prices for each quarterly period of the last two years for which the Shares were traded is as follows:

                                     1999             1999              1998             1998
QUARTER ENDED                        LOW              HIGH              LOW              HIGH
March 31                            11 15/16         13 3/8            12 11/16         14 1/2
June 30                             12 3/8           13 1/16           12 7/8           14 7/16
September 30                        12 3/8           13 1/16           12 9/16          14 1/4
December 31                         11 3/8           13 1/8            11 11/16         13

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

DISTRIBUTION INFORMATION

DISTRIBUTIONS PER SHARE

Quarterly cash distributions per share for the years ended December 31, 1999 and 1998 were as follows:

                          SHAREHOLDERS OF THE COMPANY
                    -------------------------------------
CASH DISTRIBUTION                            TOTAL AMOUNT
FOR QUARTER ENDED   DATE PAID  PER SHARE     DISTRIBUTED
----------------    ---------  ---------    -------------
March 31, 1999        5/14/99 $  .240      $  4,939,437
June 30, 1999         8/15/99    .245         5,042,352
September 30, 1999   11/14/99    .245         5,042,352
December 31, 1999     2/14/00    .265         5,453,971
                              -------        -----------
                              $  .995       $20,478,112
                              =======        ==========
Total for 1999

March 31, 1998        5/15/98$    .23       $  4,735,119
June 30, 1998         8/14/98     .23          4,735,205
September 30, 1998   11/14/98     .23          4,735,205
December 31, 1998     2/14/99     .24          4,939,068
                               ------        -----------

Total for 1998                $   .93        $19,144,597
                               ======         ==========

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

                                                                           YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
OPERATIONS                                          1999             1998*            1997*           1996*           1995*
                                                ------------     ------------     ------------     ------------    ------------
Total revenues                                  $ 40,437,190     $ 27,940,120     $ 14,229,774     $ 11,627,595    $ 11,854,566
Loss on impairment of assets*****                 (1,859,042)               0       (1,843,135)      (4,000,000)     (1,000,000)
Other expenses                                    (6,316,544)      (4,350,249)      (2,350,831)      (1,782,554)     (1,666,763)
                                                ------------     ------------     ------------     ------------    ------------
Income before loss on repayment of first
 mortgage bonds                                   32,261,604       23,589,871       10,055,808        5,845,041       9,187,803
Loss on repayment of first mortgage bonds           (463,147)               0                0                0               0
                                                ------------     ------------     ------------     ------------    ------------
Income before minority interests                  31,798,457       23,589,871       10,055,808        5,845,041       9,187,803
Income allocated to preferred shareholders of
 subsidiary                                       (3,014,375)               0                0                0               0
Minority interest in income of subsidiary         (5,602,264)      (1,563,959)               0                0               0
                                                ------------     ------------     ------------     ------------    ------------
Net income                                      $ 23,181,818     $ 22,025,872     $ 10,055,808     $  5,845,041    $  9,187,801
                                                ============     ============     ============     ============    ============
Net income applicable to shareholders of
 beneficial interest                            $ 20,951,366     $ 20,342,594     $  2,437,538***
                                                ============     ============     ============
Net income per share (1)
  Basic**                                       $       1.02     $        .99     $        .12***
                                                ============     ============     ============
  Diluted**                                     $       1.02     $        .98     $        .12***
                                                ============     ============     ============
Weighted average shares
  outstanding:
  Basic**                                         20,580,756       20,587,151       20,587,465***
                                                ============     ============     ============
  Diluted**                                       20,580,756       20,740,641       20,587,465***
                                                ============     ============     ============


                                                                            DECEMBER 31,
                                                --------------------------------------------------------------------------------
FINANCIAL POSITION                                  1999             1998             1997*            1996*         1995*
                                                ------------     ------------     ------------     ------------   ------------
Total assets                                    $673,791,224     $492,585,806     $362,390,563     $154,896,475   $157,019,314
                                                ============     ============     ============     ============   ============
Secured borrowings                              $ 80,769,616     $          0     $          0     $          0   $          0
                                                ============     ============     ============     ============   ============
Notes payable                                   $          0     $          0     $ 21,445,340     $          0   $          0
                                                ============     ============     ============     ============   ============
Total liabilities                               $ 91,238,729     $ 15,091,600     $  30,72,364     $    573,874   $    652,350
                                                ============     ============     ============     ============   ============
Minority interest in subsidiary (subject to
 mandatory redemption)                          $177,000,000     $150,000,000     $          0     $          0   $          0
                                                ============     ============     ============     ============   ============
Preferred shares of subsidiary (subject to
 mandatory repurchase)                          $ 90,000,000     $          0     $          0     $          0   $          0
                                                ============     ============     ============     ============   ============
Total shareholders' equity/partners' capital    $315,552,495     $327,494,206     $331,668,199     $154,322,601   $156,366,964
                                                ============     ============     ============     ============   ============

DISTRIBUTIONS

Distributions to BUC$holders                            N/A               N/A     $  7,138,263**** $  9,517,685   $  9,517,685
                                                                                  ============     ============   ============

Distributions to shareholders of
 beneficial interest                            $ 20,478,112     $ 19,144,597     $  4,735,120***
                                                ============     ============     ============

Distributions per share**                       $       1.00     $        .93     $        .23***
                                                ============     ============     ============

OTHER DATA

                                    YEAR ENDED            YEAR ENDED        THREE MONTHS ENDED
                                 DECEMBER 31, 1999     DECEMBER 31, 1998     DECEMBER 31, 1997
                                 -----------------     -----------------    ------------------
Cash flows from:
   Operating activities           $   23,252,906        $   22,651,186          $  4,465,552
                                  ==============        ==============          ============

   Investing activities            $(196,857,829)        $(117,243,543)         $ (8,497,439)
                                  ==============        ==============          ============

   Financing activities            $ 169,165,403         $ 105,388,481          $  2,144,509
                                  ==============        ==============          ============

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

The Company requires long-term financing in order to invest in and hold its portfolio of FMBs. To date, this long-term liquidity has come from the Company's Private Label Tender Option Program, a preferred equity offering by a subsidiary and secured borrowings under securitization transactions. These financing sources have expected lives equal to the expected lives of the FMBs used to collateralize them although, in accordance with prudent business practice and industry standards, the surety and liquidity commitment relating to the Private Label Tender Option Program have shorter terms. The surety commitment has three years remaining on its five year term and the liquidity commitment is a one year renewable commitment. The Company expects to renew or replace such commitments upon expiration of their terms. On a short-term basis, the Company requires funds to pay its operating expenses and to make distributions to its shareholders. The primary sources of the Company's short-term liquidity are the interest income from the FMBs and promissory notes in excess of the related financing costs, and interest income from cash and temporary investments. The Company believes that its long-term financing sources, explained in more detail below, and its short-term liquidity are adequate to meet its current and projected long-term and short-term liquidity requirements.

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

Item 8. Financial Statements and Supplementary Data.

                                                                                PAGE
(a) 1. FINANCIAL STATEMENTS                                                     ----
       --------------------
       Independent Auditors' Report                                              26

       Consolidated Balance Sheets as of December 31, 1999 and 1998              27

       Consolidated Statements of Income for the years ended December 31,
       1999, 1998 and 1997                                                       28

       Consolidated Statements of Changes in Shareholders' Equity/Partners'
       Capital (Deficit) for the years ended December 31, 1999, 1998 and 1997    29

       Consolidated Statements of Cash Flows for the years ended December 31,
       1999, 1998 and 1997                                                       31

       Notes to Consolidated Financial Statements                                34

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


DELOITTE & TOUCHE LLP
New York, New York

March 14, 2000

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER   31,
                                                              ----------------------------------
                                                                    1999          1998
                                                              --------------   -----------------
                                      ASSETS

First mortgage bonds-at fair value                            $587,892,000       $458,662,600
Other bond related investments-at fair value                       560,000                  0
Temporary investments                                           45,541,000                  0
Cash and cash equivalents                                        8,653,503         13,093,023
Cash and cash equivalents-restricted                             1,028,209                  0
Interest receivable, net                                         2,803,278          1,512,562
Promissory notes receivable                                     10,148,060          7,628,920
Deferred costs, net                                             14,222,451          7,005,965
Goodwill, net                                                    2,674,626          4,671,236
Other assets                                                       268,097             11,500
                                                             -------------       ------------

Total assets                                                  $673,791,224       $492,585,806
                                                               ===========        ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Secured borrowings                                           $80,769,616       $          0
  Accounts payable, accrued expenses and other liabilities       2,306,306          8,993,174
  Due to Manager and affiliates                                  1,218,211          1,159,358
  Distributions payable to preferred shareholders
   of subsidiary                                                 1,490,625                  0
  Distributions payable to shareholders                          5,453,971          4,939,068
                                                             -------------       ------------

Total liabilities                                               91,238,729         15,091,600
                                                              ------------        -----------

Minority interest in subsidiary (subject to mandatory
  redemption)                                                  177,000,000        150,000,000
                                                               -----------        -----------

Preferred shares of subsidiary (subject to mandatory
  repurchase)                                                   90,000,000                  0
                                                             -------------       ------------

Commitments and contingencies

Shareholders' equity:
Beneficial owner's equity-manager                                 441,878            230,259
Beneficial owners' equity-other shareholders
  (50,000,000 shares authorized; 20,589,375 issued and
   20,580,975 outstanding and 20,587,837 issued and
   20,579,437 outstanding in 1999 and 1998, respectively)     312,800,380        312,307,115
Treasury shares of beneficial interest (8,400 shares)            (103,359)          (103,359)
Accumulated other comprehensive income                          2,413,596         15,060,191
                                                             -------------       ------------
Total shareholders' equity                                    315,552,495        327,494,206
                                                             -------------       ------------

Total liabilities and shareholders' equity                   $673,791,224       $492,585,806
                                                              ===========        ===========


See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                       YEARS  ENDED  DECEMBER  31,
                                              ---------------------------------------------
                                                  1999           1998            1997
                                              -----------    -------------   -------------
Revenues:

  Interest income:
   First mortgage bonds                      $ 38,141,250    $ 27,124,667    $ 13,902,592
   Other bond related investments                 303,280               0               0
   Temporary investments                        1,289,669         221,270         155,460
   Promissory notes                               702,991         594,183         171,722
                                               ------------    ------------     ----------
   Total revenues                              40,437,190      27,940,120      14,229,774
                                               ------------    ------------     ----------

Expenses:

  Interest expense                              1,749,225       1,504,334         429,012
  Recurring fees relating to the Private
   Label Tender Option Program                  1,416,756         454,919               0
  Partnership management fees                           0               0         607,969
  Loan servicing and management fees            1,337,738         985,198         523,538
  General and administrative                    1,430,798       1,247,226         728,812
  Amortization                                    382,027         158,572          41,500
  Loss on impairment of assets                  1,859,042               0       1,843,135
                                               ------------    ------------     ----------

   Total expenses                               8,175,586       4,350,249       4,173,966
                                               ------------    ------------     ----------

Income before loss on repayment of first
  mortgage bonds                               32,261,604      23,589,871      10,055,808

Loss on repayment of first mortgage bonds        (463,147)              0               0
                                               ------------    ------------     ----------

Income before minority interests               31,798,457      23,589,871      10,055,808

Income allocated to preferred shareholders
  of subsidiary                                (3,014,375)              0               0
Minority interest in income of subsidiary      (5,602,264)     (1,563,999)              0
                                               ------------    ------------     ----------

   Net income                                $ 23,181,818    $ 22,025,872    $ 10,055,808
                                               ============    ============     ==========

Allocation of net income:

  Special distribution to Manager            $  2,018,822    $  1,477,797    $    330,580*
                                               ============    ============     ==========
  Manager                                    $    211,630    $    205,481    $     24,622*
                                               ============    ============     ==========
  Shareholders                               $ 20,951,366    $ 20,342,594    $  2,437,538*
                                               ============    ============     ==========

Net income per share:

  Basic                                      $       1.02    $        .99     $       .12**
                                               ============    ============     ==========

  Diluted                                    $       1.02    $        .98     $       .12**
                                               ============    ============     ==========

Weighted average shares
  outstanding:

  Basic                                        20,580,756      20,587,151      20,587,465**
                                               ============    ============     ==========

  Diluted                                      20,580,756      20,740,641      20,587,465**
                                               ============    ============     ==========


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


See accompanying notes to consolidated financial statements


         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)



                                                                                                                   BENEFICIAL
                                                                                                   BENEFICIAL        OWNERS'
                                                                                                     OWNER'S         EQUITY-
                                                                                    GENERAL          EQUITY-          OTHER
                                                                   BUC$HOLDERS      PARTNERS         MANAGER       SHAREHOLDERS
                                                                 ---------------  -------------   --------------   ---------------

Balance at January 1, 1997                                       $ 160,622,463     $ (184,260)    $        0     $          0


Net income - January 1, 1997 to September 30, 1997                   7,117,807        145,261              0                0
Distributions - January 1, 1997 to September 30, 1997               (9,517,685)      (194,238)             0                0
Consolidation and issuance of shares                              (158,222,585)       233,237            169      316,117,946
Consolidation costs                                                          0              0             (1)      (2,497,602)
Net income - October 1, 1997 to December 31, 1997                            0              0        355,202        2,437,538
Comprehensive income:
Net Income - January 1, 1997 to December 31, 1997
Other comprehensive income:
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain arising during the Period
  Add: reclassification adjustment for losses included in net income

Other comprehensive income
Comprehensive income
Distributions - October 1, 1997 to December 31, 1997                         0              0       (330,582)      (4,735,117)
                                                                  -------------   -----------     ------------     ------------

Balance at December 31, 1997                                                 0              0         24,788      311,322,765


Comprehensive income:
Net income                                                                   0              0      1,683,278       20,342,594
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during the Period
Comprehensive income
Issuance of shares of beneficial interest                                    0              0              0            5,000
Purchase of treasury shares of beneficial interest                           0              0              0                0
Consolidation costs                                                          0              0              0         (218,657)
Distributions                                                                0              0     (1,477,807)     (19,144,587)
                                                                  -------------   -----------     ------------     ------------

Balance at December 31, 1998                                                 0              0        230,259      312,307,115





                                                                  TREASURY                          ACCUMU-
                                                                  SHARES OF                       LATED OTHER
                                                                  BENEFICIAL     COMPREHEN-        COMPREHEN-
                                                                  INTEREST       SIVE INCOME      SIVE INCOME      TOTAL
                                                                --------------   -------------   -------------   -----------------
Balance at January 1, 1997                                      $         0                       $(6,115,602)      $ 154,322,601

Net income - January 1, 1997 to September 30, 1997                        0    $   7,263,068                0           7,263,068
Distributions - January 1, 1997 to September 30, 1997                     0                                 0          (9,711,923)
Consolidation and issuance of shares                                      0                                 0         158,128,767
Consolidation costs                                                       0                                 0          (2,497,603)
Net income - October 1, 1997 to December 31, 1997                         0        2,792,740                0           2,792,740
Comprehensive income:                                                             ----------
Net Income - January 1, 1997 to December 31, 1997                                 10,055,808
Other comprehensive income:                                                       ----------
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain arising during the period                           24,593,113
  Add: reclassification adjustment for losses included in net
   income                                                                          1,843,135
                                                                                  ==========
Other comprehensive income                                                        26,436,248       26,436,248          26,436,248
                                                                                  ==========
Comprehensive income                                                              36,492,056
                                                                                  ==========
Distributions - October 1, 1997 to December 31, 1997                      0                                 0          (5,065,699)
                                                                   ---------                       -----------        -----------

Balance at December 31, 1997                                              0                        20,320,646         331,668,199


Comprehensive income:
Net income                                                                0       22,025,872                0          22,025,872
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during the period                           (5,260,455)      (5,260,455)         (5,260,455)
                                                                                  ----------
Comprehensive income                                                              16,765,417
                                                                                  ==========
Issuance of shares of beneficial interest                                 0                                 0               5,000
Purchase of treasury shares of beneficial interest                 (103,359)                                0            (103,359)
Consolidation costs                                                       0                                 0            (218,657)
Distributions                                                             0                                 0         (20,622,394)
                                                                   ---------                       -----------        -----------
Balance at December 31, 1998                                       (103,359)                       15,060,191         327,494,206


                                                                     (continued)

See accompanying notes to consolidated financial statements.


         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL (DEFICIT)

                                                                                                       BENEFICIAL
                                                                                       BENEFICIAL        OWNERS'         TREASURY
                                                                                         OWNER'S         EQUITY-         SHARES OF
                                                                        GENERAL          EQUITY-          OTHER          BENEFICIAL
                                                       BUC$HOLDERS      PARTNERS         MANAGER       SHAREHOLDERS      INTEREST
                                                       -----------      --------         -------       ------------      ----------
Comprehensive income:
Net income                                                       0              0      2,230,452       20,951,366                0
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds and bond related investments:
  Net unrealized holding loss arising during the period
  Add: Reclassification adjustment for losses included in net income
Other comprehensive loss
Comprehensive income
Issuance of shares of beneficial interest                        0              0              0           20,000                0
Distributions                                                    0              0     (2,018,833)    (20,478,101)                0
                                                      --------------   ------------   -----------   -------------     -------------
Balance at December 31, 1999                         $           0     $        0     $  441,878     $312,800,380      $  (103,359)
                                                      ==============   ============   ===========   =============     =============

                                                                              ACCUMU-
                                                                           LATED OTHER
                                                          COMPREHEN-        COMPREHEN-
                                                          SIVE INCOME      SIVE INCOME          TOTAL
                                                         -------------   --------------     ---------------
Comprehensive income:
Net income                                                23,181,818                0          23,181,818
Other comprehensive loss:                                 ----------
  Net unrealized loss on first mortgage bonds and
  bond related investments:
  Net unrealized holding loss arising during the period  (14,968,784)
  Add: Reclassification adjustment for losses included
  in net income                                            2,322,189
                                                          ----------
Other comprehensive loss                                 (12,646,595)     (12,646,595)        (12,646,595)
                                                          ----------
Comprehensive income                                      10,535,223
                                                          ==========
Issuance of shares of beneficial interest                                           0          20,000
Distributions                                                                       0     (22,496,934)
                                                                          ------------  -------------
Balance at December 31, 1999                                              $ 2,413,596   $ 315,552,495
                                                                          ------------  -------------



See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                            1999          1998            1997
                                                    ----------------  -------------- --------------
Cash flows from operating activities:
  Net income                                          $23,181,818    $22,025,872      $10,055,808
                                                       ----------     ----------       ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on repayments of first mortgage bonds              463,147              0                0
  Loss on impairment of assets                          1,859,042              0        1,843,135
  Amortization                                            382,027        158,572           41,500
  Amortization of goodwill                                297,624        134,592                0
  Amortization of bond selection costs                    452,949        238,928          184,851
  Accretion of excess of acquired net
   assets over cost                                             0       (248,559)         (82,853)
  Accretion of deferred income                            (66,212)       (66,212)         (66,212)
  Income allocated to preferred shareholders
   of subsidiary                                        3,014,375              0                0
  Changes in operating assets and liabilities:
   Interest receivable                                 (1,290,716)      (633,043)         449,808
   Other assets                                            (5,097)        29,971           (5,503)
   Accounts payable, accrued expenses and
    other liabilities                                  (4,948,125)       608,704           69,393
   Due from affiliates                                          0              0           84,225
   Due to Manager and affiliates                          (87,926)       402,361         (162,178)
                                                    -------------   ------------      -----------
  Total adjustments                                        71,088        625,314        2,356,166
                                                    -------------   ------------       ----------
Net cash provided by operating activities              23,252,906     22,651,186       12,411,974
                                                       ----------     ----------       ----------

Cash flows from investing activities:
  Proceeds from repayments of first mortgage bonds     21,395,213              0                0
  Purchase of first mortgage bonds                   (165,355,500)  (117,596,600)      (5,000,000)
  Purchase of other bond related investments             (579,118)             0                0
  Increase in deferred bond selection costs            (3,906,784)    (2,598,288)        (130,091)
  Net sale (purchase) of temporary investments        (45,541,000)     3,500,000          100,000
  Increase in other assets                               (251,500)             0                0
  Increase in other deferred costs                       (100,000)             0                0
  Loans made to properties                             (2,847,185)    (1,055,695)        (324,000)
  Principal payments received from loans made to
   properties                                             328,045        507,040          129,257
                                                   --------------  -------------      -----------
Net cash used in investing activities                (196,857,829)  (117,243,543)      (5,224,834)
                                                     ------------    -----------       -----------

Cash flows from financing activities:
  Proceeds from note payable                                    0     96,039,231       23,945,340
  Repayments of note payable                                    0   (117,484,571)     (16,180,866)
  Proceeds from secured borrowings                     80,769,616              0                0
  Increase in cash and cash equivalents-restricted     (1,028,209)             0                0
  Distributions paid to the Manager and
   shareholders of the Company/partners               (21,815,252)   (20,331,395)     (12,164,011)
  Distributions paid to preferred shareholders
   of subsidiary                                       (1,523,750)             0                0
  Increase in minority interest                        27,000,000    150,000,000                0
  Increase in deferred costs relating to the Private
   Label Tender Option Program                           (559,632)    (2,512,768)        (583,727)
  Issuance of preferred stock of subsidiary            90,000,000              0                0
  Deferred costs relating to the issuance of
   preferred stock of subsidiary                       (3,605,331)             0                0
  Increase in other deferred costs                        (72,039)             0                0
  Purchase of treasury shares of beneficial interest            0       (103,359)               0
  Consolidation costs                                           0       (218,657)      (2,497,603)
  Cash effect of Consolidation and issuance
   of shares                                                    0              0        2,341,434
                                                      -----------    -----------       -----------
Net cash provided by (used in) financing activities   169,165,403    105,388,481       (5,139,433)
                                                      -----------    -----------       ----------

                                                                     (continued)


See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                            1999         1998           1997
                                                      -------------  ------------  -------------
Net increase (decrease) in cash and
  cash equivalents                                     (4,439,520)    10,796,124        2,047,707
Cash and cash equivalents at the
  beginning of the year                                13,093,023      2,296,899          249,192
                                                       ----------    -----------       ----------
Cash and cash equivalents at the
  end of the year                                    $  8,653,503    $13,093,023       $2,296,899
                                                      ===========     ==========        =========

Supplemental information:
  Interest paid                                      $  1,418,865    $ 1,507,871     $    400,009
                                                      ===========    ===========    =============

Supplemental disclosure of noncash activities:

Issuance of shares of beneficial interest for
  trustee fees                                       $     20,000    $     5,000     $          0
                                                    ============= ============== ================

Payable to trustees liquidated through the issuance of shares of beneficial interest:

  Increase in goodwill                               $          0    $(4,805,828)    $          0
  Decrease in excess of acquired net
   assets over cost                                             0     (2,982,708)               0
  Increase in accounts payable, accrued
   expenses and other liabilities                               0      7,788,536                0
                                                       ----------    -----------       ----------

                                                     $          0    $         0     $          0
                                                    ============= ============== ================
Adjustment to goodwill due to the
 Discounted Cash Settlement:

  Decrease in goodwill                                  1,698,986              0                0
  Decrease in accounts payable, accrued
   expenses and other liabilities                      (1,698,986)             0                0
                                                      -------------  ------------  -------------

                                                     $          0    $         0     $          0
                                                     ============= ============== ================
Consolidation and issuance of shares:

Increase in first mortgage bonds                     $          0    $         0    $(168,557,007)
Increase in interest receivable                                 0              0         (593,984)
Increase in promissory notes receivable                         0              0       (6,609,950)
Increase in other assets                                        0              0          (12,193)
Increase in notes payable                                       0              0       13,680,866
Increase in accounts payable, accrued
  expenses and other liabilities                                0              0          104,376
Increase in due to affiliates                                   0              0          434,351
Increase in distributions payable                               0              0        2,452,088
Increase in excess of acquired net assets over cost             0              0        3,314,120
Decrease in BUC$holders' capital                                0              0     (158,222,585)
Increase in general partners' capital                           0              0          233,237
Issuance of shares of beneficial interest                       0              0      313,776,681
                                                    ------------- -------------- ----------------
                                                     $          0    $         0    $           0
                                                    ============= ============== ================

                                                                     (continued)

See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                            1999         1998           1997
                                                      -------------  ------------  -------------
Distributions to the Manager and shareholders
  of the Company/partners                            $(22,496,934)  $(20,622,394)    $(14,777,622)
Increase in special distribution payable to the
  Manager                                                 166,779         87,050          330,580
Increase in distributions payable to
  shareholders of the Company/partners                    514,903        203,949        2,283,031
                                                     ------------   ------------      -----------
Distributions paid to the Manager and shareholders
  of the Company/partners                            $(21,815,252)  $(20,331,395)    $(12,164,011)
                                                      ===========    ===========      ===========
Distributions to preferred shareholders of
  subsidiary                                         $ (3,014,375)  $          0     $          0
Increase in distribution payable to preferred
  shareholders of subsidiary                            1,490,625              0                0
                                                     ------------   ------------      -----------
Distributions paid to preferred shareholders
  of subsidiary                                      $ (1,523,750)  $          0     $          0
                                                      ===========    ===========      ===========


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


                                                                 STATED                                                FAIR VALUE
                                                    CLOSING     INTEREST                MATURITY    FACE AMOUNT       AT DECEMBER
PROPERTY                       LOCATION              DATE        RATE      CALL DATE      DATE        OF FMB          31, 1999 (A)
--------                       --------             --------    --------   ---------   ----------   ---------------   ------------

TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Highpointe Club (K)(N)         Harrisburg, PA        7/29/86      8.50%   June 1998   June 2006   $    8,900,000   $    5,769,000
                                                                                                   -------------    -------------

OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)

Barnaby Manor (P)(S)(X)        Washington, DC        11/23/99     7.375   May 2017    May 2032       4,500,000        4,500,000
Casa Ramon (P)(X)              Orange County, CA     6/8/99       7.50    Oct. 2015   Sep. 2035         50,000(Q)        52,000
Chapel Ridge of Little Rock    Little Rock, AR       8/12/99      7.125   Aug. 2015   Aug. 2039      5,600,000        5,481,000
   (O)(S)(X)
Chapel Ridge of Texarkana      Texarkana, AR         9/29/99      7.375   Oct. 2016   Sept. 2041     5,800,000        5,876,000
   (O)(S)(X)
Country Lake (P)               West Palm Beach, FL   11/9/99      (V)     June 2015   June 2032      6,255,000        6,255,000
Del Monte Pines (R)(P)(X)      Fresno, CA            5/6/99       6.80    May 2017    May 2036      11,000,000       10,275,000
Douglas Pointe(O)(S)(R)(X)     Miami, FL             9/28/99      7.00    Oct. 2026   Sept. 2041     7,100,000        6,827,000
Forest Hills (R)(P)(X)         Garner, NC            12/15/98     7.125   June 2016   June 2034      5,930,000        5,804,000
Fort Chaplin (P)(X)            Washington, DC        12/21/99     6.90    Jan. 2016   Jan. 2036     25,800,000       25,800,000
Franciscan Riviera (P)(R)(X)   Antioch, CA           8/24/99      7.125   Apr. 2016   Aug. 2036      6,587,500        6,447,000
Garfield Park (P)              Washington, DC        8/31/99      7.25    Aug. 2017   Aug. 2031      3,260,000        3,247,000
Greenbriar (M)(P)(X)           Concord, CA           5/6/99       6.875   May 2017    May 2036       9,585,000        9,052,000
Hamilton Gardens (R)(P)(X)     Hamilton, NJ          3/26/99      (U)     Apr. 2015   Mar. 2035      6,400,000        6,264,000
Lake Jackson (R)(O)(S)(X)      Lake Jackson, TX      12/22/98     7.00    Jan. 2018   Jan. 2041     10,934,000       10,513,000
Lakemoor (O) (S)               Durham, NC            12/23/99     7.25    Jan. 2017   Dec. 2041      9,000,000        9,000,000
Lake Park (P)(X)               Turlock, CA           6/8/99 (T)   7.25    Oct. 2015   Sep. 2035      3,638,000        3,623,000
Lakes Edge At Walden (P)(M)    Miami, FL             7/1/99       6.90    June 2016   May 2035      14,850,000       14,075,000
Lennox Park (O)(S)(M)(X)       Gainesville, GA       7/29/99      6.80    Aug. 2021   July 2041     13,000,000       12,143,000
Lewis Place (O)(S)(M)(X)       Gainsville, FL        6/22/99      (I)     June 2016   June 2041      4,000,000        3,709,000
Mountain Ranch (R)(O)(X)       Austin, TX            12/23/98     7.125   Jan. 2018   Jan. 2041      9,128,000        8,934,000
Standiford (P)(R)(X)           Modesto, CA           9/20/99      7.125   Apr. 2016   Aug. 2036      9,520,000        9,317,000
Sunset Creek (M)(K)            Lancaster, CA         3/25/88      8.50    Mar. 2000   Mar. 2008      8,275,000        6,225,000
Sunset Village (M)(K)          Lancaster, CA         3/25/88      8.50    Mar. 2000   Mar. 2008     11,375,000        8,557,000
Sycamore Woods (R)(P)(X)       Antioch, CA           5/6/99       6.875   May 2017    May 2036       9,415,000        8,891,000
Tallwood (O)(S)(R)(X)          Virginia Beach, VA    9/30/99      7.25    Nov. 2017   Oct. 2041      6,205,000        6,179,000
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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 STATED                                                FAIR VALUE
                                                    CLOSING     INTEREST                MATURITY    FACE AMOUNT       AT DECEMBER
PROPERTY                       LOCATION              DATE        RATE      CALL DATE      DATE        OF FMB          31, 1999 (A)
--------                       --------             --------    --------   ---------   ----------   ---------------   ------------

OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square (X)             Clovis, CA            8/25/98      (D)     Sep. 2017   Aug. 2040      3,850,000        3,371,000
Bristol Village                Bloomington, MN       7/31/87      7.50    Jan. 2010   Dec. 2027     17,000,000       17,513,000
Carrington Pointe (X)          Los Banos, CA         9/24/98      6.375   Oct. 2017   Sep. 2040      3,375,000        2,955,000
Cedarbrook (X)                 Hanford, CA           4/28/98      7.125   May 2017    May 2040       2,840,000        2,779,000
Cedar Creek (K)(N)             McKinney, TX          12/29/86     8.50    Dec. 1998   Dec. 2006      8,100,000        9,457,000
Cedar Pointe (K)               Nashville, TN         4/22/87      7.00    Apr. 2006   Apr. 2017      9,500,000        9,134,000
College Park (O)(S)            Naples, FL            7/15/98      (C)     Jul. 2025   Jul. 2040     10,100,000        9,711,000
Crowne Pointe (K)              Olympia, WA           12/31/86     7.25    Dec. 1998   Aug. 2029      5,075,000        5,054,000
Falcon Creek (O)(S)(X)         Indianapolis, IN      9/14/98      (F)     Sep. 2016   Aug. 2038      6,144,600        6,119,000
Gulfstream (P)(X)              Dania, FL             7/22/98      7.25    Apr. 2016   Jul. 2038      3,500,000        3,486,000
Highland Ridge (K)             St. Paul, MN          2/02/87      7.25    June 2010   June 2018     15,000,000       14,938,000
Jubilee Courtyards (X)         Florida City, FL      9/15/98      (G)     Oct. 2025   Sep. 2040      4,150,000        4,062,000
Lakepoint (K)                  Stone Mountain, GA    11/18/87     6.00    Jul. 2005   June 2017     15,100,000       12,445,000
Madalyn Landing (O)(S)(X)      Palm Bay, FL          11/13/98     7.00    Dec. 2017   Nov. 2040     14,000,000       13,461,000
The Mansion                    Independence, MO      5/13/86      7.25    Jan. 2011   April 2025    19,450,000       19,678,000
Marsh Landings (P)(S)(X)       Portsmouth, VA        5/20/98      7.25    Jul. 2017   Jul. 2030      6,050,000        6,025,000
Newport Village (K)            Tacoma, WA            2/11/87      7.25    Jan. 1999   Aug. 2029     13,000,000       12,946,000
North Glen (K)                 Atlanta, GA           9/30/86      (W)     Jul. 2005   June 2017     12,400,000       12,775,000
Northpointe Village (P)(X)     Fresno, CA            8/25/98      (E)     Sep. 2017   Aug. 2040     13,250,000       13,650,000
Ocean Air (P)(S)(X)            Norfolk, VA           4/20/98      7.25    Jan. 2016   Nov. 2030     10,000,000        9,959,000
Orchard Hills (K)              Tacoma, WA            12/31/86     7.25    Dec. 1998   Aug. 2029      5,650,000        5,627,000
Orchard Mill (K)               Atlanta, GA           12/31/86     7.50    Jul. 2005   June 2017     10,500,000       10,517,000
Pelican Cove (K)(N)            St Louis, MO          2/27/87      8.00    Feb. 1999   Feb. 2007     18,000,000       19,780,000
Phoenix (X)                    Stockton, CA          4/28/98      7.125   Nov. 2016   Oct. 2029      3,250,000        3,181,000
River Run (K)(X)               Miami, FL             8/7/87       8.00    Aug. 1999   Aug. 2007      7,200,000        7,912,000
Shannon Lake (K)               Atlanta, GA           6/26/87      (B)     Jul. 2005   June 2017     12,000,000       11,538,000
Silvercrest (X)                Clovis, CA            9/24/98      7.125   Oct. 2017   Sep. 2040      2,275,000        2,227,000
Stone Creek (O)(S)(X)          Watsonville, CA       4/28/98      7.125   May 2017    Apr. 2040      8,820,000        8,632,000
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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             STATED                                                  FAIR VALUE
                                                 CLOSING    INTEREST                  MATURITY     FACE AMOUNT      AT DECEMBER
PROPERTY                    LOCATION              DATE        RATE      CALL DATE       DATE         OF FMB          31, 1999 (A)
--------                    --------            --------    --------    ---------    ----------    ------------      ------------
TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Greenbriar (P)              Concord, CA          5/6/99      9.00       May 2017     May 2036         2,015,000        2,015,000
Lake Park (P)               Turlock, CA          7/15/99     9.00       Oct. 2015    Sep. 2035          375,000          375,000
Lakes Edge at Walden (P)    Miami, FL            10/6/99     11.00      June 2000    Aug. 2010        1,400,000        1,400,000
                                                                                                   ------------     ------------

Subtotal - Taxable First Mortgage Bonds                                                               3,790,000        3,790,000
                                                                                                   ------------     ------------

  Total First Mortgage Bonds                                                                       $614,354,528     $587,892,000
                                                                                                   ============     ============

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 8 and 9).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 8).
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow. FMBs that contain provisions for contingent interest are referred to as "participating"; FMBs lacking this provision are "non-participating".
(L)  The FMBs are held as collateral in connection with the TOP (see Note 8).
(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 4).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in the second quarter of 2000.
(R)  Held by Merrill Lynch as collateral for secured borrowings (see Note 4).
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in June 2000 and 7.25% thereafter.
(W) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.
(X) The obligors of these mortgage bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.

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

NOTE 4 - Securitization Transactions

To raise additional capital to acquire additional FMBs, the Company has securitized certain FMBs through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Under this program, the Company transfers certain FMBs to Merrill Lynch. Merrill Lynch then deposits each FMB into an individual special purpose trust created to hold such asset, together with a Credit Enhancement Guarantee ("Guarantee"). Two types of securities are then issued by each trust, evidencing ownership in the FMBs and the Guarantee: (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly by the Remarketing Agent, Merrill Lynch, to result in the sale of the P-FLOAT security at par (up to 99% of the underlying face amount of the FMB); and (2) Residual Interest Tax Exempt Securities ("RITES"), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying FMBs from the trust. When the FMBs are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the FMBs from local issuers, deposit them in the trust, sell the P-FLOAT security to qualified investors and then the RITES to the Company.

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

                                                              FACE
                                                              AMOUNT        AMORTIZED         FAIR
                                                             OF RITES     COST BASIS AT     VALUE AT
FMB                             DATE       FACE AMOUNT       INTEREST       DECEMBER        DECEMBER
DESCRIPTION/LOCATION          PURCHASED       OF FMB        PURCHASED       31, 1999        31, 1999
--------------------          ---------    -----------     -----------     -----------     -----------
OWNED BY CHARTER MAC EQUITY ISSUER TRUST

RITES-Avalon Court/
  Oakley, CA                   6/17/99     $ 8,240,000     $     5,000     $   200,045     $   200,000
RITES-Meadowview Park/
  Santa Rosa, CA               6/17/99       6,250,000           5,000         162,432         160,000
RITES-The Courtyards/
  Santa Rosa, CA               6/17/99       7,940,000           5,000         201,817         200,000
                                           -----------     -----------     -----------     -----------
                                           $22,430,000     $    15,000     $   564,294     $   560,000
                                           ===========     ===========     ===========     ===========

NOTE 6 - Deferred Costs

The components of deferred costs are as follows:

                                                                             DECEMBER 31,
                                                                    -----------------------------
                                                                         1999             1998
                                                                    -----------------------------
Deferred bond selection costs                                       $  9,904,683       $6,355,252
Deferred costs relating to the Private Label Tender Option
  Program (see Note 8)                                                 3,614,627        3,054,995
Deferred costs relating to the issuance of preferred shares
  of subsidiary (see Note 9)                                           3,605,331                0
Other                                                                    172,039                0
                                                                    ------------       ----------
                                                                      17,296,680        9,410,247

Less:  Accumulated amortization                                       (3,074,229)      (2,404,282)
                                                                     -----------       ----------

                                                                     $14,222,451       $7,005,965
                                                                     ===========       ==========

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the year ended December 31, 1999 and 1998 and the three months ended December 31, 1997 (after the Consolidation) were as follows:

                                               YEAR                 YEAR            THREE MONTHS
                                              ENDED                ENDED                ENDED
                                           DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                               1999                 1998                 1997
                                           ------------         ------------        -------------
Bond selection fees                        $3,806,510           $2,351,932          $  100,000
Expense reimbursement                         384,231              374,315              36,747
Loan servicing fees                           856,949              591,119             220,386
Management fees                               480,789              394,079                   0
Special distribution                        2,018,822            1,477,797             330,580
                                            ---------            ---------           ---------

                                           $7,547,301           $5,189,242          $  687,713
                                            =========            =========           =========

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

The expenses incurred by Tax Exempt II to related parties for the nine months ended September 30, 1997 were as follows:

                                                                         NINE MONTHS
                                                                             ENDED
                                                                         SEPTEMBER 30,
                                                                              1997
                                                                         ------------
PBP and affiliates
  General and administrative                                              $    58,170
  Management fee                                                              303,984
                                                                         ------------
                                                                              362,154
Related General Partner and affiliates                                   ------------
  General and administrative                                                   66,222
  Management fee                                                              303,984
  Loan servicing fee                                                          303,152
                                                                         ------------
                                                                              673,358
                                                                         ------------
                                                                           $1,035,512
                                                                         ============

GENERAL
As of December 31, 1999, the obligors of the River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson, Mountain Ranch, Hamilton Garden, Del Monte Pines, Greenbriar, Sycamore Woods, Avalon Court, The Courtyards, Meadowview Park, Casa Ramon, Lake Park, Lewis Place, Lennox Park, Chapel Ridge of Little Rock, Franciscan Riviera, Standiford, Douglas Pointe, Chapel Ridge of Texarkana, Tallwood, Barnaby Manor and Fort Chaplin FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respect to three of the above FMBs, the Company owns the RITES (see Note 5). These affiliate entities could have interests which do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of FMBs between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

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

NOTE 11 - Earnings Per Share, Profit and Loss Allocations and Distributions

CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY (AFTER THE CONSOLIDATION) Pursuant to the Company's Trust Agreement and the Management Agreement with the Manager, the Manager is entitled, in its capacity as the general partner of the Company, to a special distribution equal to .375% per annum of the Company's total invested assets (which equals the face amount of the FMBs), payable quarterly. After payment of the special distribution, distributions are made to the shareholders in accordance with their percentage interests.

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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Selected Quarterly Financial Data (unaudited)

                                                                               1999 QUARTER ENDED
                                                    ---------------------------------------------------------------------------
                                                       MARCH 31             JUNE 30          SEPTEMBER 30           DECEMBER 31
                                                    --------------      ---------------      ------------           -----------
Revenues:

  Interest income:
   First mortgage bonds                               $ 7,921,003          $ 8,499,941       $10,045,763            $11,674,543
   Other bond related investments                               0               22,378           154,877                126,025
   Temporary investments                                  102,522              155,475           556,614                475,058
   Promissory notes                                       165,159              166,654           164,792                206,386
                                                      -----------          -----------       -----------            -----------

   Total revenues                                       8,188,684            8,844,448        10,922,046             12,482,012
                                                       ----------          -----------        ----------            -----------

Expenses:

  Interest expense                                          8,368              365,110           558,758                816,989
  Recurring fees relating to the Private
   Label Tender Option Program                            319,750              348,919           364,265                383,822
  Loan servicing and management fees                      287,749              307,107           352,300                390,582
  General and administrative                              335,069              342,407           389,990                363,332
  Amortization                                             78,512               85,814           105,944                111,757
  Loss on impairment of assets                                  0                    0                 0              1,859,042
                                                       ----------          -----------        ----------            -----------

   Total expenses                                       1,029,448            1,449,357         1,771,257              3,925,524
                                                       ----------          -----------        ----------            -----------

Income before loss on repayment of
  first mortgage bonds                                  7,159,236            7,395,091         9,150,789              8,556,488

Loss on repayment of first mortgage bonds                 (25,493)                   0                 0               (437,654)
                                                       ----------          -----------        ----------            -----------

Income before minority interests                        7,133,743            7,395,091         9,150,789              8,118,834

Income allocated to preferred shareholders
  of subsidiary                                                 0              (33,125)       (1,490,625)            (1,490,625)
Minority interest in income of subsidiary              (1,128,221)          (1,409,729)       (1,388,095)            (1,676,219)
                                                       ----------          -----------        ----------            -----------

   Net income                                           6,005,522            5,952,237         6,272,069              4,951,990

Special allocation of net
  income to the Manager                                  (487,362)            (517,514)         (597,491)              (416,455)
                                                       ----------          -----------        ----------            -----------

Net income applicable to
  shareholders                                        $ 5,518,160          $ 5,434,723       $ 5,674,578            $ 4,535,535
                                                       ==========          ===========        ==========            ===========

Net income per share
  (basic and diluted)                                 $       .27          $       .26       $       .28            $       .22
                                                       ==========          ===========        ==========            ===========

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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               1998 QUARTER ENDED
                                                    ---------------------------------------------------------------------------
                                                       MARCH 31             JUNE 30          SEPTEMBER 30           DECEMBER 31
                                                    --------------      ---------------      ------------           -----------
Revenues:

  Interest income:
   First mortgage bonds                               $ 5,843,408          $ 6,511,978       $ 7,060,874            $ 7,708,407
   Temporary investments                                   41,526               62,868            57,655                 59,221
   Promissory notes                                       145,799              144,631           148,551                155,202
                                                       ----------           ----------        ----------             ----------

   Total revenues                                       6,030,733            6,719,477         7,267,080              7,922,830
                                                       ----------           ----------        ----------             ----------

Expenses:

  Interest expense                                        344,770              328,875           305,326                525,363
  Recurring fees relating to the Private
   Label Tender Option Program                                  0                    0           242,370                212,549
  Loan servicing and management fees                      217,974              233,604           255,200                278,420
  General and administrative                              220,027              347,854           367,721                311,624
  Amortization                                                  0               24,304            56,437                 77,831
                                                       ----------           ----------        ----------             ----------

   Total expenses                                         782,771              934,637         1,227,054              1,405,787
                                                       ----------           ----------        ----------             ----------

Income before minority interest                         5,247,962            5,784,840         6,040,026              6,517,043

Minority interest in income of subsidiary                       0             (256,757)         (534,442)              (772,800)
                                                       ----------           ----------        ----------             ----------

   Net income                                           5,247,962            5,528,083         5,505,584              5,744,243

Special allocation of net
  income to the Manager                                  (376,171)            (402,183)         (434,027)              (470,897)
                                                       ----------           ----------        ----------             ----------

Net income applicable to
  shareholders                                        $ 4,871,791          $ 5,125,900       $ 5,071,557            $ 5,273,346
                                                       ==========           ==========        ==========             ==========

Net income per share:

  Basic                                               $       .24          $       .25       $       .25            $       .26
                                                       ==========           ==========        ==========             ==========

  Diluted                                             $       .24          $       .25       $       .25            $       .25
                                                       ==========           ==========        ==========             ==========

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

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                     Sequential
                                                                        Page
                                                                     ----------

(a) 1.     Financial Statements

           Independent Auditors' Report                                 26

           Consolidated Balance Sheets as of December 31, 1999
           and 1998                                                     27

           Consolidated Statements of Income for the years ended
           December 31, 1999, 1998 and 1997                             28

           Consolidated Statements of Changes in Shareholders'
           Equity/Partners' Capital (Deficit) for the years ended
           December 31, 1999, 1998 and 1997                             29

           Consolidated Statements of Cash Flows for the years
           ended December 31, 1999, 1998 and 1997                       31

           Notes to Consolidated Financial Statements                   34

(a) 2.     FINANCIAL STATEMENT SCHEDULES

           Schedule I - Condensed Financial Information of
           Registrant                                                   58

           Schedule IV - Mortgage Loans on Real Estate at December
           31, 1999                                                     66

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                                                                     Sequential
                                                                        Page
                                                                     ----------

3.2        Amended and Restated Bylaws (filed herewith)                 71

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (continued)

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

12        Ratio of earnings to fixed charges and preferred share
          dividends of subsidiary                                          91

21        Subsidiaries of the Company (filed herewith)                     92

27        Financial Data Schedule (filed herewith)                         93

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (continued)

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)




Date:  July 31, 2000                      By:  /s/ Stuart J. Boesky
                                               ---------------------------------
                                               Stuart J. Boesky
                                               Managing Trustee, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

      Signature                                           Title                                          Date
------------------------          ------------------------------------------------------       --------------------------



/s/ Stuart J. Boesky              Managing Trustee, President
--------------------              and Chief Executive Officer                                    July 31, 2000
Stuart J. Boesky



/s/ Stephen M. Ross               Managing Trustee and
-------------------               Chairman of the Board                                          July 31, 2000
Stephen M. Ross



/s/ Michael J. Brenner            Managing Trustee                                               July 31, 2000
----------------------
Michael J. Brenner



/s/ Alan P. Hirmes
------------------                Managing Trustee, Executive Vice                               July 31, 2000
Alan P. Hirmes                    President, Chief Financial Officer,
                                  Chief Accounting Officer and Secretary



/s/ Peter T. Allen                Managing Trustee                                               July 31, 2000
------------------
Peter T. Allen



/s/ Arthur P. Fisch               Managing Trustee                                               July 31, 2000
-------------------
Arthur P. Fisch



/s/ Thomas W. White               Managing Trustee                                               July 31, 2000
-------------------
Thomas W. White

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including its consolidated subsidiaries)

                            CONDENSED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                   ----------------------------------
                                                                       1999                 1998
                                                                   -------------        -------------
                                     ASSETS
First mortgage bonds-at fair value                                    $9,559,000          $75,015,000
Temporary investments                                                 19,790,000                    0
Cash and cash equivalents                                              3,523,956           11,887,236
Cash and cash equivalents-restricted                                     971,758                    0
Interest receivable, net                                                 199,548              304,713
Promissory notes receivable                                           10,148,060            7,628,920
Due from subsidiaries                                                    439,108              230,221
Investment in Charter Mac Origination Trust I                          9,989,851          219,715,109
Investment in CM Holding Trust                                       250,099,847                    0
Deferred costs, net                                                   10,653,865            7,005,965
Goodwill, net                                                          2,674,626            4,671,235
Other assets                                                             262,344               11,500
                                                                   -------------        -------------

Total assets                                                        $318,311,963         $326,469,899
                                                                     ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued expenses and other liabilities          $    423,540        $   8,140,184
  Due to Manager and affiliates                                          838,567            1,035,748
  Due to subsidiaries                                                    155,717            1,483,893
  Distributions payable to shareholders                                5,453,971            4,939,068
                                                                   -------------        -------------

Total liabilities                                                      6,871,795           15,598,893
                                                                   -------------        -------------

Commitments and contingencies

Shareholders' equity:
Beneficial owner's equity-manager                                        441,878              230,259
Beneficial owners' equity-other shareholders
  (50,000,000 shares authorized; 20,589,375 issued and
   20,580,975 outstanding and 20,587,837 issued and
   20,579,437 outstanding in 1999 and 1998, respectively)            312,800,380          312,307,115
Treasury shares of beneficial interest (8,400 shares)                   (103,359)            (103,359)
Accumulated other comprehensive loss                                  (1,698,731)          (1,563,009)
                                                                   -------------        -------------

Total shareholders' equity                                           311,440,168          310,871,006
                                                                     -----------          -----------

Total liabilities and shareholders' equity                          $318,311,963         $326,469,899
                                                                     ===========          ===========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                       1999                 1998                 1997
                                                                   -------------        -------------        -------------
Revenues:
  Interest income:
   First mortgage bonds                                             $  5,988,021          $20,287,754          $13,902,592
   Other bond related investments                                         62,910                    0                    0
   Temporary investments                                                 662,728              213,138              155,460
   Promissory notes                                                      702,991              594,183              171,722
   Income from Charter Mac Origination Trust I                         9,989,851            4,570,337                    0
   Income from CM Holding Trust                                        8,187,277                    0                    0
                                                                   -------------        -------------        -------------
   Total revenues                                                     25,593,778           25,665,412           14,229,774
                                                                   -------------        -------------        -------------

Expenses:
  Interest expense                                                       417,263            1,504,334              429,012
  Partnership management fees                                                  0                    0              607,969
  Loan servicing and management fees                                     135,767              729,840              523,538
  General and administrative                                           1,406,501            1,246,794              728,812
  Amortization                                                           345,282              158,572               41,500
  Loss on impairment of assets                                                 0                    0            1,843,135
                                                                   -------------        -------------        -------------
   Total expenses                                                      2,304,813            3,639,540            4,173,966
                                                                   -------------        -------------        -------------

Income before loss on repayment of first
  mortgage bonds                                                      23,288,965           22,025,872           10,055,808
Loss on repayment of first mortgage bonds                                107,147                    0                    0
                                                                   -------------        -------------        -------------

   Net income                                                        $23,181,818          $22,025,872          $10,055,808
                                                                      ==========           ==========           ==========

Allocation of net income:

  Special distribution to Manager                                   $  2,018,822         $  1,477,797        $     330,580*
                                                                     ===========          ===========         ============
  Manager                                                           $    211,630         $    205,481        $      24,622*
                                                                     ===========          ===========         ============
  Shareholders                                                      $ 20,951,366         $ 20,342,594        $   2,437,538*
                                                                     ===========          ===========         ============

*Represents amount for the three months ended December 31, 1997.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------------------
                                                                       1999                 1998                 1997
                                                                   -------------        -------------        -------------
Cash flows from operating activities:
  Net income                                                         $23,181,818          $22,025,872          $10,055,808
                                                                      ----------           ----------           ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on repayments of first mortgage bonds                             107,147                    0                    0
  Loss on impairment of assets                                                 0                    0            1,843,135
  Amortization                                                           345,282              158,572               41,500
  Amortization of goodwill                                               297,623              134,593                    0
  Amortization of bond selection costs                                   450,743              238,928              184,851
  Accretion of excess of acquired net
   assets over cost                                                            0             (248,559)             (82,853)
  Accretion of deferred income                                                 0              (39,753)             (66,212)
   Income from investment in Charter Mac
    Origination Trust I                                               (9,989,851)          (4,570,337)                   0
   Income from investment in CM Holding Trust                         (8,187,277)                   0                    0
   Distributions from Charter Mac Origination
    Trust I                                                           16,467,319          151,538,426                    0
  Changes in operating assets and liabilities:
   Interest receivable                                                   105,165              574,806              449,808
   Other assets                                                              656               29,971               (5,503)
   Accounts payable, accrued expenses and
    other liabilities                                                 (5,918,615)              70,457               69,393
   Due from subsidiaries                                                (208,887)            (230,221)              84,225
   Due to subsidiaries                                                (1,328,176)           1,483,893                    0
   Due to Manager and affiliates                                        (343,960)             278,751             (162,178)
                                                                      ----------          -----------           ----------
  Total adjustments                                                   (8,202,831)         149,419,527            2,356,166
                                                                      ----------          -----------           ----------
Net cash provided by operating activities                             14,978,987          171,445,399           12,411,974
                                                                      ----------          -----------           ----------

Cash flows from investing activities:
  Proceeds from repayments of first mortgage bonds                     5,100,000                    0                    0
  Purchase of first mortgage bonds                                   (44,290,000)        (117,596,600)          (5,000,000)
  Purchase of other bond related investments                            (480,162)                   0                    0
  Proceeds from secured borrowings                                    52,807,000                    0                    0
  Contribution of first mortgage bonds to
   CM Holding Trust for cash                                          13,492,000                    0                    0
  Contribution of other bond related investment
   to CM Holding Trust for cash                                           15,000                    0                    0
  Increase in deferred bond selection costs                           (3,906,784)          (2,598,288)            (130,091)
  Net sale (purchase) of temporary investments                       (19,790,000)           3,500,000              100,000
  Increase in other assets                                              (251,500)                   0                    0
  Increase in other deferred costs                                      (100,000)                   0                    0
  Loans made to properties                                            (2,847,185)          (1,055,695)            (324,000)
  Principal payments received from loans made to
   properties                                                            328,045              507,040              129,257
                                                                   -------------        -------------        -------------
Net cash provided by (used in) investing activities                       76,414         (117,243,543)          (5,224,834)
                                                                   -------------        -------------        -------------

                                                                     (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                              1999           1998           1997
                                                         -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from note payable                                         0     96,039,231     23,945,340
  Repayments of note payable                                         0   (117,484,571)   (16,180,866)
  Increase in cash and cash equivalents-restricted            (971,758)             0              0
  Distributions paid to the Manager and
   shareholders of the Company/partners                    (21,815,252)   (20,331,395)   (12,164,011)
  Increase in deferred costs relating to the Private
   Label Tender Option Program                                (559,632)    (2,512,768)      (583,727)
  Increase in other deferred costs                             (72,039)             0              0
  Purchase of treasury shares of beneficial interest                 0       (103,359)             0
  Consolidation costs                                                0       (218,657)    (2,497,603)
  Cash effect of Consolidation and issuance
   of shares                                                         0              0      2,341,434
                                                         -------------  -------------  -------------

Net cash used in financing activities                      (23,418,681)   (44,611,519)    (5,139,433)
                                                         -------------  -------------  -------------

                                                                     (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                              1999           1998           1997
                                                         -------------  -------------  -------------
Net increase (decrease) in cash and
  cash equivalents                                          (8,363,280)     9,590,337      2,047,707
Cash and cash equivalents at the
  beginning of the year                                     11,887,236      2,296,899        249,192
                                                         -------------  -------------  -------------
Cash and cash equivalents at the
  end of the year                                        $   3,523,956    $11,887,236     $2,296,899
                                                         =============  =============  =============
Supplemental information:
  Interest paid                                          $     417,263  $   1,507,871  $     400,009
                                                         =============  =============  =============
Supplemental disclosure of noncash activities:

Payable to trustees liquidated through the
  issuance of shares of beneficial interest              $      20,000  $       5,000  $           0
                                                         =============  =============  =============
Shares of beneficial interest required to be issued
  to counsel for the partners in the Partnership

  Increase in goodwill                                   $           0  $  (4,805,828) $           0
  Decrease in excess of acquired net
   assets over cost                                                  0     (2,982,708)             0
  Increase in accounts payable, accrued
   expenses and other liabilities                                    0      7,788,536              0
                                                         -------------  -------------  -------------

                                                         $           0  $           0  $           0
                                                         =============  =============  =============
Adjustment to goodwill due to the
  Discounted Cash Settlement:
  Decrease in goodwill                                   $   1,698,986  $           0  $           0
  Decrease in accounts payable, accrued
   expenses and other liabilities                           (1,698,986)             0              0
                                                         -------------  -------------  -------------

                                                         $           0  $           0  $           0
                                                         =============  =============  =============

Contribution of first mortgage bonds to
  Charter Mac Origination Trust I:
  Decrease in first mortgage bonds                       $   8,550,000  $ 366,308,931  $           0
  Increase in investment in Charter Mac
   Origination Trust I                                   $  (8,550,000) $(366,308,931) $           0
                                                         -------------  -------------  -------------
                                                         $           0  $           0  $           0
                                                         =============  =============  =============

                                                                     (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                              1999           1998           1997
                                                         -------------  -------------  -------------
Contribution of other bond related
  investments to CM Holding Trust:
  Decrease in other bond related investments             $     (83,957) $           0  $           0
  Increase in investment in CM Holding Trust                    83,957              0              0
                                                         -------------  -------------  -------------
                                                         $           0  $           0  $           0
                                                         =============  =============  =============
Contribution of first mortgage bonds to
  CM Holding Trust:
  Decrease in first mortgage bonds                       $(103,350,009) $           0  $           0
  Increase in investment in CM Holding Trust               103,350,009              0              0
                                                         -------------  -------------  -------------
                                                         $           0  $           0  $           0
                                                         =============  =============  =============
Transfer of secured borrowings
  to CM Holding Trust:
  Decrease in secured borrowings                         $ (52,807,000) $           0  $           0
  Decrease in investment in CM Holding Trust                52,807,000              0              0
                                                         -------------  -------------  -------------
                                                         $           0  $           0  $           0
                                                         =============  =============  =============
Distribution of first mortgage bond from
  CM Holding Trust:
  Increase in first mortgage bonds                       $  (7,000,186) $           0  $           0
  Decrease in investment in CM Holding Trust                 7,000,186              0              0
                                                         -------------  -------------  -------------
                                                         $           0  $           0  $           0
                                                         =============  =============  =============
Transfer of net investment in Charter Mac
  Origination Trust I to CM Holding Trust:
  Increase in investment in CM Holding Trust             $(211,797,790) $           0  $           0
  Decrease in CharterMac Origination Trust I               211,797,790              0              0
                                                         -------------  -------------  -------------
                                                         $           0  $           0  $           0
                                                         =============  =============  =============
Consolidation and issuance of shares:

Increase in first mortgage bonds                         $           0  $           0  $(168,557,007)
Increase in interest receivable                                      0              0       (593,984)
Increase in promissory notes receivable                              0              0     (6,609,950)
Increase in other assets                                             0              0        (12,193)
Increase in notes payable                                            0              0     13,680,866
Increase in accounts payable, accrued
  expenses and other liabilities                                     0              0        104,376
Increase in due to affiliates                                        0              0        434,351
Increase in distributions payable                                    0              0      2,452,088
Increase in excess of acquired net assets over cost                  0              0      3,314,120
Decrease in BUC$holders' capital                                     0              0   (158,222,585)
Increase in general partners' capital                                0              0        233,237
Issuance of shares of beneficial interest                            0              0    313,776,681
                                                         -------------  -------------  -------------

                                                         $           0  $           0  $           0
                                                         =============  =============  =============

                                                                     (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                              1999           1998           1997
                                                         -------------  -------------  -------------
Distributions to the Manager and shareholders
  of the Company/partners                                $ (22,496,934) $ (20,622,394) $ (14,777,622)
Increase in special distribution payable to the
  Manager                                                      166,779         87,050        330,580
Increase in distributions payable to
  shareholders of the Company/partners                         514,903        203,949      2,283,031
                                                         -------------  -------------  -------------

Distributions paid to the Manager and shareholders
  of the Company/partners                                $ (21,815,252) $ (20,331,395) $ (12,164,011)
                                                         =============  =============  =============

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

                                                             MINIMUM     AVERAGE                                            FAIR
                                                    STATED   PAY RATE    INTEREST                             FACE        VALUE AT
                                                   INTEREST  AT DECEMBER RATE PAID              MATURITY     AMOUNT       DECEMBER
PROPERTY                      LOCATION               RATE*   31, 1999*   FOR 1999*  CALL DATE     DATE       OF FMB      31, 1999(A)
--------                      --------             --------  ----------- ---------  ---------  ---------- -----------    -----------
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Highpointe Club (K)(N)        Harrisburg, PA       8.50%     (W)         4.72%      June 1998  June 2006  $ 8,900,000    $ 5,769,000
                                                                                                          -----------    -----------

OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)
Barnaby Manor (P)(S)(Y)       Washington, DC       7.375     7.375%      7.375      May 2017   May 2032     4,500,000      4,500,000
Casa Ramon (P)(Y)             Orange County, CA    7.50      7.50        7.50       Oct. 2015  Sep. 2035       50,000(Q)      52,000
Chapel Ridge of Little Rock   Little Rock, AR      7.125     7.125       7.125      Aug. 2015  Aug. 2039    5,600,000      5,481,000
   (O)(S)(Y)
Chapel Ridge of Texarkana     Texarkana, AR        7.375     7.375       7.375      Oct. 2016  Sept. 2041   5,800,000      5,876,000
   (O)(S)(Y)
Country Lake (P)              West Palm Beach, FL  (V)       6.00        6.00       June 2015  June 2032    6,255,000      6,255,000
Del Monte Pines (R)(P)(Y)     Fresno, CA           6.80      6.80        6.80       May 2017   May 2036    11,000,000     10,275,000
Douglas Pointe(O)(S)(R)(Y)    Miami, FL            7.00      7.00        7.00       Oct. 2026  Sept. 2041   7,100,000      6,827,000
Forest Hills (R)(P)(Y)        Garner, NC           7.125     7.125       7.13       June 2016  June 2034    5,930,000      5,804,000
Fort Chaplin (P)(Y)           Washington, DC       6.90      6.90        6.90       Jan. 2016  Jan. 2036   25,800,000     25,800,000
Franciscan Riviera (P)(R)(Y)  Antioch, CA          7.125     7.125       7.125      Apr. 2016  Aug. 2036    6,587,500      6,447,000
Garfield Park (P)             Washington, DC       7.25      7.25        7.25       Aug. 2017  Aug. 2031    3,260,000      3,247,000
Greenbriar (M)(P)(Y)          Concord, CA          6.875     6.875       6.875      May 2017   May 2036     9,585,000      9,052,000
Hamilton Gardens (R)(P)(Y)    Hamilton, NJ         (U)       7.625       7.625      Apr. 2015  Mar. 2035    6,400,000      6,264,000
Lake Jackson (R)(O)(S)(Y)     Lake Jackson, TX     7.00      7.00        7.00       Jan. 2018  Jan. 2041   10,934,000     10,513,000
Lakemoor (O) (S)              Durham, NC           7.25      7.25        7.25       Jan. 2017  Dec. 2041    9,000,000      9,000,000
Lake Park (P)(Y)              Turlock, CA          7.25      7.25        7.25       Oct. 2015  Sep. 2035    3,638,000      3,623,000
Lakes Edge At Walden (P)(M)   Miami, FL            6.90      6.90        6.90       June 2016  May 2035    14,850,000     14,075,000
Lennox Park (O)(S)(M)(Y)      Gainesville, GA      6.80      6.80        6.80       Aug. 2021  July 2041   13,000,000     12,143,000
Lewis Place (O)(S)(M)(Y)      Gainsville, FL       (I)       6.75        6.75       June 2016  June 2041    4,000,000      3,709,000
Mountain Ranch (R)(O)(Y)      Austin, TX           7.125     7.125       7.13       Jan. 2018  Jan. 2041    9,128,000      8,934,000
Standiford (P)(R)(Y)          Modesto, CA          7.125     7.125       7.125      Apr. 2016  Aug. 2036    9,520,000      9,317,000
Sunset Creek (M)(K)           Lancaster, CA        8.50      5.48        8.68       Mar. 2000  Mar. 2008    8,275,000      6,225,000
Sunset Village (M)(K)         Lancaster, CA        8.50      5.48        8.68       Mar. 2000  Mar. 2008   11,375,000      8,557,000
Sycamore Woods (R)(P)(Y)      Antioch, CA          6.875     6.875       6.875      May 2017   May 2036     9,415,000      8,891,000
Tallwood (O)(S)(R)(Y)         Virginia Beach, VA   7.25      7.25        7.25       Nov. 2017  Oct. 2041    6,205,000      6,179,000
                                                                                                          -----------   ------------

                                                                                                          207,207,500    197,046,000
                                                                                                          -----------   ------------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                                                                   MINIMUM         AVERAGE
                                                       STATED      PAY RATE AT     INTEREST
                                                      INTEREST     DECEMBER        RATE PAID
PROPERTY                       LOCATION                 RATE*      31, 1999*       FOR 1999*
--------                       --------               ---------    -----------     ---------
OWNED BY CHARTER MAC ORIGINATION TRUST I (H)(L)

Bay Club (K)                   Mt. Pleasant, SC       8.25         8.25            10.11
Clarendon Hills (K)            Hayward, CA            5.52         5.52            6.48
Cypress Run (K)                Tampa, FL              8.50         5.50            .68
East Ridge (K)                 Mt. Pleasant, SC       8.25         8.25            8.24
Greenway Manor (K)(N)          St. Louis, MO          8.50         8.50            8.64
The Lakes (K)                  Kansas City, MO        4.87         4.87            6.71
Loveridge (K)(N)               Contra Costa, CA       8.00         (W)             5.00
Martin's Creek (K)             Summerville, SC        8.25         8.25            8.25


                                                                                FAIR
                                                              FACE            VALUE AT
                                             MATURITY       AMOUNT            DECEMBER
PROPERTY                       CALL DATE       DATE         OF FMB           31, 1999(A)
--------                       ---------    ----------   -------------     -------------

OWNED BY CHARTER MAC ORIGINATION TRUST I (H)(L)

Bay Club (K)                   Sep. 2000    Sep. 2006        6,400,000         7,253,000
Clarendon Hills (K)            Dec. 2003    Dec. 2003       17,600,000        13,599,000
Cypress Run (K)                Aug. 1998    Aug. 2006       15,402,428        13,576,000
East Ridge (K)                 Mar. 2000    May 2010         8,700,000         9,859,000
Greenway Manor (K)(N)          Oct. 1998    Sept. 2006      12,850,000        15,003,000
The Lakes (K)                  Dec. 2006    Dec. 2006       13,650,000         9,821,000
Loveridge (K)(N)               Nov. 1998    Nov. 2006        8,550,000         6,459,000
Martin's Creek (K)             Mar. 2000    May 2010         7,300,000         8,273,000
                                                          ------------     -------------

                                                            90,452,428        83,843,000
                                                          ------------     -------------


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                                                                     MINIMUM       AVERAGE
                                                       STATED      PAY RATE AT     INTEREST
                                                      INTEREST     DECEMBER        RATE PAID
PROPERTY                       LOCATION                 RATE*      31, 1999*       FOR 1999*
--------                       --------               ---------    -----------     ---------

OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square (Y)             Clovis, CA             (D)          7.00            7.00
Bristol Village                Bloomington, MN        7.50         7.50            7.50
Carrington Pointe (Y)          Los Banos, CA          6.375        6.375           6.38
Cedarbrook (Y)                 Hanford, CA            7.125        7.125           7.13
Cedar Creek (K)(N)             McKinney, TX           8.50         8.50            8.50
Cedar Pointe (K)               Nashville, TN          7.00         7.00            7.00
College Park (O)(S)            Naples, FL             (C)          7.00            7.00
Crowne Pointe (K)              Olympia, WA            7.25         8.00            7.76
Falcon Creek (O)(S)(Y)         Indianapolis, IN       (F)          7.00            7.00
Gulfstream (P)(Y)              Dania, FL              7.25         7.25            7.25
Highland Ridge (K)             St. Paul, MN           7.25         7.25            7.36
Jubilee Courtyards (Y)         Florida City, FL       (G)          7.00            7.00
Lakepoint (K)                  Stone Mountain, GA     6.00         6.00            6.08
Madalyn Landing (O)(S)(Y)      Palm Bay, FL           7.00         7.00            7.00
The Mansion                    Independence, MO       7.25         7.25            9.84
Marsh Landings (P)(S)(Y)       Portsmouth, VA         7.25         7.25            7.25
Newport Village (K)            Tacoma, WA             7.25         8.00            7.76
North Glen (K)                 Atlanta, GA            (X)          7.00            7.15
Northpointe Village (P)(Y)     Fresno, CA             (E)          8.125           8.12
Ocean Air (P)(S)(Y)            Norfolk, VA            7.25         7.25            7.25
Orchard Hills (K)              Tacoma, WA             7.25         8.00            7.76
Orchard Mill (K)               Atlanta, GA            7.50         5.00            6.57
Pelican Cove (K)(N)            St Louis, MO           8.00         (W)             8.08
Phoenix (Y)                    Stockton, CA           7.125        7.125           7.12
River Run (K)(Y)               Miami, FL              8.00         8.00            9.10
Shannon Lake (K)               Atlanta, GA            (B)          6.00            6.08
Silvercrest (Y)                Clovis, CA             7.125        7.125           7.12
Stone Creek (O)(S)(Y)          Watsonville, CA        7.125        7.125           7.13
Sunset Downs (K)               Lancaster, CA          8.00         5.48            8.70
Sunset Terrace (K)             Lancaster, CA          8.00         5.48            8.61
Thomas Lake                    Eagan, MN              7.50         7.50            7.50
Willow Creek (K)               Ames, IA               7.25         7.25            7.32

                                                                               FAIR
                                                             FACE            VALUE AT
                                            MATURITY       AMOUNT            DECEMBER
PROPERTY                      CALL DATE       DATE         OF FMB           31, 1999(A)
--------                      ---------    ----------   -------------     -------------

OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square (Y)            Sep. 2017    Aug. 2040        3,850,000         3,371,000
Bristol Village               Jan. 2010    Dec. 2027       17,000,000        17,513,000
Carrington Pointe (Y)         Oct. 2017    Sep. 2040        3,375,000         2,955,000
Cedarbrook (Y)                May 2017     May 2040         2,840,000         2,779,000
Cedar Creek (K)(N)            Dec. 1998    Dec. 2006        8,100,000         9,457,000
Cedar Pointe (K)              Apr. 2006    Apr. 2017        9,500,000         9,134,000
College Park (O)(S)           Jul. 2025    Jul. 2040       10,100,000         9,711,000
Crowne Pointe (K)             Dec. 1998    Aug. 2029        5,075,000         5,054,000
Falcon Creek (O)(S)(Y)        Sep. 2016    Aug. 2038        6,144,600         6,119,000
Gulfstream (P)(Y)             Apr. 2016    Jul. 2038        3,500,000         3,486,000
Highland Ridge (K)            June 2010    June 2018       15,000,000        14,938,000
Jubilee Courtyards (Y)        Oct. 2025    Sep. 2040        4,150,000         4,062,000
Lakepoint (K)                 Jul. 2005    June 2017       15,100,000        12,445,000
Madalyn Landing (O)(S)(Y)     Dec. 2017    Nov. 2040       14,000,000        13,461,000
The Mansion                   Jan. 2011    April 2025      19,450,000        19,678,000
Marsh Landings (P)(S)(Y)      Jul. 2017    Jul. 2030        6,050,000         6,025,000
Newport Village (K)           Jan. 1999    Aug. 2029       13,000,000        12,946,000
North Glen (K)                Jul. 2005    June 2017       12,400,000        12,775,000
Northpointe Village (P)(Y)    Sep. 2017    Aug. 2040       13,250,000        13,650,000
Ocean Air (P)(S)(Y)           Jan. 2016    Nov. 2030       10,000,000         9,959,000
Orchard Hills (K)             Dec. 1998    Aug. 2029        5,650,000         5,627,000
Orchard Mill (K)              Jul. 2005    June 2017       10,500,000        10,517,000
Pelican Cove (K)(N)           Feb. 1999    Feb. 2007       18,000,000        19,780,000
Phoenix (Y)                   Nov. 2016    Oct. 2029        3,250,000         3,181,000
River Run (K)(Y)              Aug. 1999    Aug. 2007        7,200,000         7,912,000
Shannon Lake (K)              Jul. 2005    June 2017       12,000,000        11,538,000
Silvercrest (Y)               Oct. 2017    Sep. 2040        2,275,000         2,227,000
Stone Creek (O)(S)(Y)         May 2017     Apr. 2040        8,820,000         8,632,000
Sunset Downs (K)              May 1999     May 2007        15,000,000        11,284,000
Sunset Terrace (K)            Feb. 1999    May 2007        10,350,000         7,786,000
Thomas Lake                   Jan. 2010    Dec. 2027       12,975,000        13,367,000
Willow Creek (K)              Jan. 2010    June 2022        6,100,000         6,075,000
                                                        -------------     -------------

                                                          304,004,600       297,444,000
                                                        -------------     -------------

Subtotal - Tax-Exempt First Mortgage Bonds                610,564,528       584,102,000
                                                        -------------     -------------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                                                                  MINIMUM         AVERAGE
                                                      STATED      PAY RATE AT     INTEREST
                                                     INTEREST     DECEMBER        RATE PAID
PROPERTY                       LOCATION                RATE*      31, 1999*       FOR 1999*
--------                       --------              ---------    -----------     ---------

TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Greenbriar (P)                 Concord, CA            9.00         9.00            9.00
Lake Park (P)                  Turlock, CA            9.00         9.00            9.00
Lakes Edge at Walden (P)       Miami, FL              11.00        11.00           11.00


                                                                               FAIR
                                                             FACE            VALUE AT
                                            MATURITY       AMOUNT            DECEMBER
PROPERTY                      CALL DATE       DATE         OF FMB           31, 1999(A)
--------                      ---------    ----------   -------------     -------------

TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Greenbriar (P)                May 2017     May 2036         2,015,000         2,015,000
Lake Park (P)                 Oct. 2015    Sep. 2035          375,000           375,000
Lakes Edge at Walden (P)      June 2000    Aug. 2010        1,400,000         1,400,000
                                                        -------------     -------------
Subtotal - Taxable First Mortgage Bonds                     3,790,000         3,790,000
                                                        -------------     -------------

  Total First Mortgage Bonds                             $614,354,528      $587,892,000
                                                        =============     =============

*The average interest rate paid (which in certain cases includes the receipt of contingent interest and deferred base interest relating to prior periods) represents the interest recorded by the Company while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 1999.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 8 and 9 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 6 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow.
(L) The FMBs are held as collateral in connection with the TOP (see Note 8 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 4 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which will have a face amount of $4,744,000 when it is fully funded. The balance of $4,694,000 is expected to be funded in the second quarter of 2000.
(R) Held by Merrill Lynch as collateral for secured borrowings (see Note 4 to the Company's Financial Statements included in "Item 8. Financial Statements and Supplementary Data").
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in June 2000 and 7.25% thereafter.
(W)  The minimum pay rate is the current cash flow of the property.
(X) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.
(Y) The obligors of these mortgage bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                              ITEM 14, SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

Participating First Mortgage Bonds


       Reconciliation of FMBs:
                                                        1999                1998                  1997
                                                  ---------------      --------------       --------------
        Balance at beginning of period:              $458,662,600        $346,300,000         $148,123,426
           Acquisitions                               165,355,500         117,596,600          173,557,007
           Proceeds from repayments of
             first mortgage bonds                     (21,395,213)                  0                    0
           Carrying amount of first mortgage
             bonds in excess of proceeds
             from the repayment                          (256,000)                  0                    0
           Realized loss on impairment
             of assets                                 (1,859,042)                  0           (1,843,135)
           Net change in fair value of
             participating first mortgage bonds       (12,642,300)         (5,260,455)          26,436,248
           Accretion of deferred income                    26,455              26,455               26,454
                                                  ---------------      --------------       --------------
        Balance at close of period:                  $587,892,000        $458,662,600         $346,300,000
                                                  ===============      ==============       ==============