Form 10-Q/A
period 2000-03-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2000-08-02
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



                DELAWARE                                           13-3949418
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 MADISON AVENUE, NEW YORK, NEW YORK                                   10022
-------------------------------------------                          -----------
   (Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     ============ ============
                                                       March 31,  December 31,
                                                           2000       1999
                                                     ------------ ------------
ASSETS
First mortgage bonds-at fair value                   $592,125,000 $587,892,000
Other bond related investments-at fair value              560,000      560,000
Temporary investments                                  33,200,000   45,541,000
Cash and cash equivalents                              15,308,440    8,653,503
Cash and cash equivalents-restricted                    1,606,225    1,028,209
Interest receivable, net                                2,996,310    2,803,278
Promissory notes receivable                            10,084,061   10,148,060
Deferred costs, net                                    14,435,051   14,222,451
Goodwill, net                                           2,588,797    2,674,626
Other assets                                              265,049       268,097
                                                     ------------ ------------
Total assets                                         $673,168,933 $673,791,224
                                                     ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Secured borrowings                                $ 80,769,616 $  80,769,616
   Accounts payable, accrued expenses and
     other liabilities                                  2,403,289    2,306,306
   Due to Manager and affiliates                        1,316,624    1,218,211
   Distributions payable to preferred shareholders
     of subsidiary                                      1,490,625    1,490,625
   Distributions payable to shareholders                5,454,394    5,453,971
                                                     ------------ ------------
Total liabilities                                      91,434,548   91,238,729
                                                     ------------ ------------

Minority interest in subsidiary
   (subject to mandatory redemption)                  177,000,000  177,000,000
                                                     ------------ ------------
Preferred shares of subsidiary (subject to mandatory
   repurchase)                                         90,000,000   90,000,000
                                                     ------------ ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owner's equity-manager                      501,631      441,878
   Beneficial owners' equity-other shareholders
     (50,000,000 shares authorized; 20,591,017 issued
     and 20,582,617 outstanding and 20,589,375
     shares issued and 20,580,975 outstanding in
     2000 and 1999, respectively)                     313,281,866  312,800,380
   Treasury shares of beneficial interest
   (8,400 shares)                                        (103,359)    (103,359)
   Accumulated other comprehensive income               1,054,247    2,413,596
                                                      -----------  -----------
Total shareholders' equity                            314,734,385  315,552,495
                                                      -----------  -----------

Total liabilities and shareholders' equity           $673,168,933 $673,791,224
                                                      ===========  ===========

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      =======================
                                                          Three Months Ended
                                                               March 31,
                                                      -----------------------
                                                          2000         1999
                                                      -----------------------
Revenues:
   Interest income:
     First mortgage bonds                             $11,205,357 $ 7,921,003
     Other bond related
       investments                                        135,747           0
     Temporary investments                                467,654     102,522
     Promissory notes                                     242,211     165,159
                                                      ----------- -----------
     Total revenues                                    12,050,969   8,188,684
                                                      ----------- -----------

Expenses:
   Interest expense                                       914,275       8,368
   Recurring fees relating to the
     Private Label Tender Option
     Program                                              426,978     319,750
   Loan servicing and asset
     management fees                                      396,504     287,749
   General and administrative                             448,199     335,069
   Amortization                                           110,699      78,512
                                                      ----------- -----------
     Total expenses                                     2,296,655   1,029,448
                                                      ----------- -----------

Income before loss on repayment
   of first mortgage bonds                              9,754,314   7,159,236
Loss on repayment of first mortgage bond                        0     (25,493)
                                                      ----------- -----------
Income  before minority interests                       9,754,314   7,133,743
   Income allocated to preferred
     shareholders of subsidiary                        (1,490,625)          0
   Minority interest in income of
     subsidiary                                        (1,693,300) (1,128,221)
                                                      ----------- -----------
Net income                                            $ 6,570,389 $ 6,005,522
                                                      =========== ===========

Allocation of net income:
   Special distribution to Manager                    $   594,756 $   431,623
                                                      =========== ===========
   Manager                                            $    59,756 $    55,739
                                                      =========== ===========
   Shareholders                                       $ 5,915,877 $ 5,518,160
                                                      =========== ===========

Net income per share (basic and
   diluted)                                           $       .29 $       .27
                                                      =========== ===========

Weighted average shares
   outstanding (basic and
   diluted)                                            20,581,805  20,580,086
                                                      =========== ===========

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)




                                                               Beneficial
                                                  Beneficial     Owners'      Treasury                   Accumulated
                                                   Owner's       Equity-     Shares of                  Other Compre-
                                                   Equity -       Other      Beneficial Comprehensive      hensive
                                                   Manager    Shareholders    Interest     Income          Income         Total
                                                   -------    ------------    --------     ------          ------         -----
Balance at January 1, 2000                         $441,878  $312,800,380   $(103,359)                $  2,413,596     $315,552,495
Comprehensive income:
Net income                                          654,512     5,915,877           0     $6,570,389             0        6,570,389
Other comprehensive loss:
 Net unrealized loss on first mortgage bonds and
  bond related investments:
 Net unrealized holding loss arising during the
  period                                                                                  (1,359,349)   (1,359,349)      (1,359,349)
                                                                                          ----------
Comprehensive income                                                                      $5,211,040
                                                                                          ==========
Issuance of shares of beneficial interest                 0        20,000           0                            0           20,000
Distributions                                      (594,759)   (5,454,391)          0                            0       (6,049,150)
                                                   --------   ------------    -------                       ------       ----------
 Balance at March 31, 2000                         $501,631  $313,281,866   $(103,359)                $  1,054,247     $314,734,385
                                                   ========   ===========    ========                  ===========      ===========



           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      =======================
                                                          Three Months Ended
                                                               March 31,
                                                      -----------------------
                                                          2000         1999
                                                      ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $ 6,570,389 $ 6,005,522
                                                      ----------- -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Loss on repayment of first mortgage bond                     0      25,493
   Amortization                                           110,699      78,512
   Amortization of goodwill                                85,829      37,538
   Amortization of bond selection costs                   176,079      79,017
   Accretion of deferred income                           (16,547)    (16,553)
   Income allocated to preferred shareholders
     of subsidiary                                      1,490,625           0
   Changes in operating assets and liabilities:
     Interest receivable                                 (193,032)     68,692
     Other assets                                           3,048     (15,192)
     Accounts payable, accrued expenses and
       other liabilities                                  106,922     123,598
     Due to Manager and
       affiliates                                         108,026     199,391
                                                      ----------- -----------
   Total adjustments                                    1,871,649     580,496
                                                      ----------- -----------
Net cash provided by operating activities               8,442,038   6,586,018
                                                      ----------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of first mortgage bond           7,937   5,100,000
   Purchase of first mortgage bond                     (5,600,000) (6,400,000)
   Increase in deferred bond selection costs             (205,670)   (165,968)
   Net sale (purchase) of temporary investments        12,341,000  (5,000,000)
   Increase in other deferred costs                      (174,039)          0
   Loans made to property                                       0    (307,185)
   Principal payments received from loans made to
     properties                                            63,999      33,204
                                                      ----------- -----------
Net cash provided by (used in) investing activities     6,433,227  (6,739,949)
                                                      ----------- -----------

                                                                     (continued)
           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      =======================
                                                          Three Months Ended
                                                               March 31,
                                                      -----------------------
                                                          2000         1999
                                                      ----------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to the Manager and shareholders
     of the Company                                    (6,038,340) (5,356,698)
   Distributions paid to preferred shareholders
     of subsidiary                                     (1,490,625)          0
   Increase in cash and cash equivalents - restricted    (578,016)          0
   Increase in deferred costs relating to the
     Private Label Tender Option Program                  (38,004)    (90,245)
   Increase in deferred costs relating to
     the issuance of preferred stock of subsidiary         (3,827)          0
   Increase in other deferred costs                       (71,516)          0
                                                      ----------- -----------
Net cash used in financing activities                  (8,220,328) (5,446,943)
                                                      ----------- -----------

Net increase (decrease) in cash and
   cash equivalents                                     6,654,937  (5,600,874)
Cash and cash equivalents at the
   beginning of the period                              8,653,503  13,093,023
                                                      ----------- -----------
Cash and cash equivalents at the
   end of the period                                  $15,308,440 $  7,492,149
                                                      =========== ===========

SUPPLEMENTAL INFORMATION:
   Interest paid                                      $   943,117 $     8,368
                                                      =========== ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:

Payable to trustees liquidated through the issuance
   of shares of beneficial interest                   $    20,000 $    20,000
                                                      =========== ===========

Adjustment to goodwill due to the
   Discounted Cash Settlement:

   Decrease in goodwill                               $         0 $ 1,698,986
   Decrease in accounts payable, accrued
     expenses and other liabilities                             0  (1,698,986)
                                                      ----------- -----------

                                                      $         0 $         0
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

                              TABLE OF INVESTMENTS

                                                            Stated                                             Fair Value
                                                  Closing  Interest                           Face Amount       at March
Property                     Location               Date     Rate   Call Date   Maturity Date   of FMB        31, 2000 (A)
--------                     --------             -------- -------- ---------   ------------- -----------     ------------

Tax-Exempt First Mortgage Bonds
-------------------------------
Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------
Highpointe Club (K)(N)       Harrisburg, PA      7/29/86    8.50%   June 1998     June 2006  $  8,900,000     $  5,769,000
                                                                                             ------------     ------------

Owned by Charter Mac Equity Issuer Trust (H)
--------------------------------------------
Barnaby Manor (P)(S)(X)      Washington, DC      11/23/99   7.375   May 2017      May 2032      4,500,000        4,559,000
Casa Ramon (P)(X)            Orange County, CA   6/8/99     7.50    Oct. 2015     Sep. 2035        50,000(Q)        52,000
Chapel Ridge of Little Rock  Little Rock, AR     8/12/99    7.125   Aug. 2015     Aug. 2039     5,600,000        5,481,000
   (O)(S)(X)
Chapel Ridge of Texarkana    Texarkana, AR       9/29/99    7.375   Oct. 2016     Sept. 2041    5,800,000        5,876,000
   (O)(S)(X)
Country Lake (P)             West Palm Beach, FL 11/9/99    (V)     June 2015     June 2032     6,255,000        6,255,000
Del Monte Pines (R)(P)(X)    Fresno, CA          5/6/99     6.80    May 2017      May 2036     11,000,000       10,275,000
Douglas Pointe(O)(S)(R)(X)   Miami, FL           9/28/99    7.00    Oct. 2026     Sept. 2041    7,100,000        6,827,000
Forest Hills (R)(P)(X)       Garner, NC          12/15/98   7.125   June 2016     June 2034     5,930,000        5,775,000
Fort Chaplin (P)(X)          Washington, DC      12/21/99   6.90    Jan. 2016     Jan. 2036    25,800,000       24,453,000
Franciscan Riviera (P)(R)(X) Antioch, CA         8/24/99    7.125   Apr. 2016     Aug. 2036     6,587,500        6,447,000
Garfield Park (P)            Washington, DC      8/31/99    7.25    Aug. 2017     Aug. 2031     3,260,000        3,247,000
Greenbriar (M)(P)(X)         Concord, CA         5/6/99     6.875   May 2017      May 2036      9,585,000        9,052,000
Hamilton Gardens (R)(P)(X)   Hamilton, NJ        3/26/99    (U)     Apr. 2015     Mar. 2035     6,400,000        6,264,000
Lake Jackson (R)(X)          Lake Jackson, TX    12/22/98   7.00    Jan. 2018     Jan. 2041    10,934,000       10,513,000
Lakemoor (O)(S)              Durham, NC          12/23/99   7.25    Jan. 2017     Dec. 2041     9,000,000        8,963,000
Lake Park (P)(X)             Turlock, CA         6/8/99 (T) 7.25    Oct. 2015     Sep. 2035     3,638,000        3,623,000
Lakes Edge At Walden (P)(M)  Miami, FL           7/1/99     6.90    June 2016     May 2035     14,850,000       14,075,000
Lennox Park (O)(S)(M)(X)     Gainesville, GA     7/29/99    6.80    Aug. 2021     July 2041    13,000,000       12,143,000
Lewis Place (O)(S)(M)(X)     Gainsville, FL      6/22/99    (I)     June 2016     June 2041     4,000,000        3,709,000
Mountain Ranch (R)(O)(X)     Austin, TX          12/23/98   7.125   Jan. 2018     Jan. 2041     9,128,000        8,934,000
Standiford (P)(R)(X)         Modesto, CA         9/20/99    7.125   Apr. 2016     Aug. 2036     9,520,000        9,317,000
Summerlake (0)(S)(X)         Davie, FL           3/14/00    7.40    Apr. 2027     Mar. 2042     5,600,000        5,600,000
Sunset Creek (M)             Lancaster, CA       3/25/88    8.50    Mar. 2000     Mar. 2008     8,275,000        6,225,000
Sunset Village (M)           Lancaster, CA       3/25/88    8.50    Mar. 2000     Mar. 2008    11,375,000        8,557,000
Sycamore Woods (R)(P)(X)     Antioch, CA         5/6/99     6.875   May 2017      May 2036      9,415,000        8,891,000
Tallwood (O)(S)(R)(X)        Virginia Beach, VA  9/30/99    7.25    Nov. 2017     Oct. 2041     6,205,000        6,179,000
                                                                                              -----------     ------------
                                                                                              212,807,500      201,292,000
                                                                                              -----------     ------------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)
NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                            Stated                                             Fair Value
                                                  Closing  Interest                           Face Amount       at March
Property                     Location               Date     Rate   Call Date   Maturity Date   of FMB        31, 2000 (A)
--------                     --------             -------- -------- ---------   ------------- -----------     ------------

Owned by Charter Mac Origination Trust I (H)(L)
-----------------------------------------------
Bay Club (K)                 Mt. Pleasant, SC    9/11/86    8.25    Sep. 2000     Sep. 2006     6,400,000        7,253,000
Clarendon Hills (K)          Hayward, CA         12/08/86   5.52    Dec. 2003     Dec. 2003    17,600,000       13,599,000
Cypress Run (K)              Tampa, FL           8/14/86    8.50    Aug. 1998     Aug. 2006    15,402,428       13,576,000
East Ridge (K)               Mt. Pleasant, SC    5/20/86    8.25    Mar. 2000     May 2010      8,700,000        9,859,000
Greenway Manor (K)(N)        St. Louis, MO       10/09/86   8.50    Oct. 1998     Sept. 2006   12,850,000       15,003,000
The Lakes (K)                Kansas City, MO     12/30/86   4.87    Dec. 2006     Dec. 2006    13,650,000        9,821,000
Loveridge (K)(N)             Contra Costa, CA    11/13/86   8.00    Nov. 1998     Nov. 2006     8,550,000        6,459,000
Martin's Creek (K)           Summerville, SC     5/20/86    8.25    Mar. 2000     May 2010      7,300,000        8,273,000
                                                                                             ------------     ------------
                                                                                               90,452,428       83,843,000
                                                                                             ------------     ------------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)
NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                            Stated                                             Fair Value
                                                  Closing  Interest                           Face Amount       at March
Property                     Location               Date     Rate   Call Date   Maturity Date   of FMB        31, 2000 (A)
--------                     --------             -------- -------- ---------   ------------- -----------     ------------

Owned by Charter Mac Owner Trust I (J)(H)
-----------------------------------------
Bedford Square (X)           Clovis, CA          8/25/98    (D)     Sep. 2017     Aug. 2040     3,850,000        3,371,000
Bristol Village              Bloomington, MN     7/31/87    7.50    Jan. 2010     Dec. 2027    17,000,000       17,513,000
Carrington Pointe (X)        Los Banos, CA       9/24/98    6.375   Oct. 2017     Sep. 2040     3,375,000        2,955,000
Cedarbrook (X)               Hanford, CA         4/28/98    7.125   May 2017      May 2040      2,840,000        2,779,000
Cedar Creek (K)(N)           McKinney, TX        12/29/86   8.50    Dec. 1998     Dec. 2006     8,100,000        9,457,000
Cedar Pointe (K)             Nashville, TN       4/22/87    7.00    Apr. 2006     Apr. 2017     9,500,000        9,134,000
College Park (O)(S)          Naples, FL          7/15/98    (C)     Jul. 2025     Jul. 2040    10,100,000        9,711,000
Crowne Pointe (K)            Olympia, WA         12/31/86   7.25    Dec. 1998     Aug. 2029     5,075,000        5,054,000
Falcon Creek (O)(S)(X)       Indianapolis, IN    9/14/98    (F)     Sep. 2016     Aug. 2038     6,144,600        6,119,000
Gulfstream (P)(X)            Dania, FL           7/22/98    7.25    Apr. 2016     Jul. 2038     3,500,000        3,486,000
Highland Ridge (K)           St. Paul, MN        2/02/87    7.25    June 2010     June 2018    15,000,000       14,938,000
Jubilee Courtyards (X)       Florida City, FL    9/15/98    (G)     Oct. 2025     Sep. 2040     4,150,000        4,062,000
Lakepoint (K)                Stone Mountain, GA  11/18/87   6.00    Jul. 2005     June 2017    15,100,000       12,445,000
Madalyn Landing (X)          Palm Bay, FL        11/13/98   7.00    Dec. 2017     Nov. 2040    14,000,000       13,461,000
The Mansion                  Independence, MO    5/13/86    7.25    Jan. 2011     April 2025   19,450,000       19,678,000
Marsh Landings (X)           Portsmouth, VA      5/20/98    7.25    Jul. 2017     Jul. 2030     6,050,000        6,025,000
Newport Village (K)          Tacoma, WA          2/11/87    7.25    Jan. 1999     Aug. 2029    13,000,000       12,946,000
North Glen (K)               Atlanta, GA         9/30/86    (W)     Jul. 2005     June 2017    12,400,000       12,775,000
Northpointe Village (X)      Fresno, CA          8/25/98    (E)     Sep. 2017     Aug. 2040    13,250,000       13,650,000
Ocean Air (P)(S)(X)          Norfolk, VA         4/20/98    7.25    Jan. 2016     Nov. 2030    10,000,000        9,959,000
Orchard Hills (K)            Tacoma, WA          12/31/86   7.25    Dec. 1998     Aug. 2029     5,650,000        5,627,000
Orchard Mill (K)             Atlanta, GA         12/31/86   7.50    Jul. 2005     June 2017    10,500,000       10,517,000
Pelican Cove (K)(N)          St. Louis, MO       2/27/87    8.00    Feb. 1999     Feb. 2007    18,000,000       19,780,000
Phoenix (X)                  Stockton, CA        4/28/98    7.125   Nov. 2016     Oct. 2029     3,250,000        3,168,000
River Run (K)(X)             Miami, FL           8/7/87     8.00    Aug. 1999     Aug. 2007     7,200,000        7,912,000
Shannon Lake (K)             Atlanta, GA         6/26/87    (B)     Jul. 2005     June 2017    12,000,000       11,538,000
Silvercrest (X)              Clovis, CA          9/24/98    7.125   Oct. 2017     Sep. 2040     2,275,000        2,227,000
Stone Creek (X)              Watsonville, CA     4/28/98    7.125   May 2017      Apr. 2040     8,820,000        8,632,000
Sunset Downs                 Lancaster, CA       2/11/87    8.00    May 1999      May 2007     15,000,000       11,284,000
Sunset Terrace               Lancaster, CA       2/12/87    8.00    Feb. 1999     May 2007     10,350,000        7,786,000
Thomas Lake                  Eagan, MN           9/02/86    7.50    Jan. 2010     Dec. 2027    12,975,000       13,367,000
Willow Creek (K)             Ames, IA            2/27/87    7.25    Jan. 2010     June 2022     6,100,000        6,075,000
                                                                                             ------------     ------------

                                                                                              304,004,600      297,431,000
                                                                                             ------------     ------------

Subtotal - Tax-Exempt First
 Mortgage Bonds                                                                               616,164,528      588,335,000
                                                                                             ------------     ------------

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

                                                            Stated                                             Fair Value
                                                  Closing  Interest                           Face Amount       at March
Property                     Location               Date     Rate   Call Date   Maturity Date   of FMB        31, 2000 (A)
--------                     --------             -------- -------- ---------   ------------- -----------     ------------

Taxable First Mortgage Bonds
----------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------
Greenbriar (P)               Concord, CA         5/6/99     9.00    May 2017      May 2036      2,015,000        2,015,000
Lake Park (P)                Turlock, CA         7/15/99    9.00    Oct. 2015     Sep. 2035       375,000          375,000
Lakes Edge at Walden (P)     Miami, FL           10/6/99    11.00   June 2000     Aug. 2010     1,400,000        1,400,000
                                                                                             ------------     ------------
Subtotal - Taxable First
 Mortgage Bonds                                                                                 3,790,000        3,790,000
                                                                                             ------------     ------------

  Total First Mortgage Bonds                                                                 $619,954,528     $592,125,000
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

The obligors of (i) thirty-four FMBs, as noted in footnote X to the Table of Investments above, and (ii) three RITES as noted under Other Bond Related Investments, are partnerships in which affiliates of the Manager are partners that own a controlling interest. In addition, the original

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

owners of underlying properties and obligors of five FMBs, as noted in footnote N to the Table of Investments above, have been replaced with affiliates of the Manager who have not made equity investments. These affiliate entities could have interests which do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of FMBs between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.


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

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of March 31, 2000 the face amount of such advances was $15,257,019, their rates range from 8% to 13% and their carrying value was $10,084,061, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000. Such advances with an aggregate face amount of $5,028,812, rates ranging from 8%

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

to 10% and an aggregate carrying amount of $0 were advanced to two obligors which are affiliates of the Manager.

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

                                                          Face
                                                         Amount      Amortized      Fair
                                                        of RITES   Cost Basis at  Value at
FMB                           Date       Face Amount    Interest       March       March
Description/location       Purchased       of FMB       Purchased    31, 2000     31, 2000
--------------------       ---------  ----------------  ---------  ------------   --------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------
RITES-Avalon Court/
  Oakley, CA               6/17/99     $  8,240,000    $  5,000     $197,800     $200,000
RITES-Meadowview Park/
  Santa Rosa, CA           6/17/99        6,250,000       5,000      160,621      160,000
RITES-The Courtyards/
  Santa Rosa, CA           6/17/99        7,940,000       5,000      199,552      200,000
                                        -----------     -------      -------      -------
                                        $22,430,000     $15,000     $557,973     $560,000
                                         ==========       =====      =======      =======

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

NOTE 5 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                           March 31,    December 31,
                                                             2000          1999
                                                          -----------   -----------
Deferred bond selection costs                             $10,110,353   $ 9,904,683
Deferred costs relating to the Private Label Tender
  Option Program                                            3,652,631     3,614,627
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                      3,609,158     3,605,331
Other                                                         417,594       172,039
                                                          -----------   -----------
                                                           17,789,736    17,296,680

Less:  Accumulated amortization                            (3,354,685)   (3,074,229)
                                                          -----------   -----------

                                                          $14,435,051   $14,222,451
                                                          ===========   ===========

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

                                       Stated                          Face       No. of
                          Closing     Interest     Call Date/         Amount      Rental
Property/Location           Date        Rate      Maturity Date       of FMB       Units
-----------------         -------     --------    -------------     ----------    ------
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY CHARTER MAC EQUITY ISSUER TRUST
Princess Anne House/       4/7/00        7.5%         4/1/25        $7,500,000      186
  Virginia Beach, VA                                  4/1/42

Walnut Park Plaza/         4/11/00       7.5%         4/1/10         5,500,000      224
  Philadelphia, PA                                    10/1/18

Columbia at Bells Ferry/   4/19/00       7.4%         4/1/17        13,000,000      272
  Cherokee County, GA                                 4/1/42

Oaks at Hampton/           4/27/00       7.2%         3/1/27         9,535,000      250
  Dallas, TX                                          3/1/40

South Congress/            5/3/00        7.5%         9/1/16         6,300,000      172
  Austin, TX                                          9/1/36

Walnut Creek/              5/3/00        7.5%         9/1/16         3,240,000      98
  Austin, TX                                          9/1/36

Walnut Creek/              5/3/00        7.5%         9/1/16           360,000      98
  Austin, TX                                          5/1/14
                                                                    ----------
                                                                   $45,435,000
                                                                    ==========



TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Oaks at Hampton/           4/27/00       9.0%         3/1/27       $   525,000      250
                                                                   ===========
  Dallas, TX                                          5/1/10




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

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage-backed securities. Rather, the Company utilizes low levels of leverage and generally invests in or acquires long-term, fixed-rate, tax-exempt FMBs. As a result, the Company did not experience the ill effects associated with the volatile interest rate environment during 1999 and 1998. Pur-suant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1.

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

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been ade-quately demonstrated. Interest income of approximately $684,000 and $724,000 was not recognized for the three months ended March 31, 2000 and 1999, respectively.

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

The Company expects to raise additional equity in the future from similar financial institutions that can utilize the regulatory benefits that have not previously been allocated to other holders of the Convertible Preferred Shares. While the Company expects that these future offerings will be a source of liquidity, it is only one of many sources of potential liquidity. Furthermore, you should be aware, that there is no assurance that the Company will be able to consummate such transactions or the price or terms on which the offering may be consummated. Of course, if the federal regulatory agencies which monitor these regulatory benefits were to determine that an investment in the Convertible Preferred Shares did not result in the financial institutions being able to receive these regulatory benefits, the Company would lose this potential source of liquidity.

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

In order to facilitate the securitizations, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At March 31, 2000, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $53,761,000, $1,606,225 and $33.200,000, respectively.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.5%, annualized, for the three months ended March 31, 2000.

ACQUISITIONS

During the period January 1, 2000 through May 12, 2000 the Company acquired nine FMBs for an aggregate purchase price of approximately $51,560,000, not including bond selection fees and expenses of approximately $1,031,000 The purchases were financed by the TOP and securitization transactions. One of the FMBs is a taxable FMB acquired in connection with the purchase of a tax-exempt FMB.

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

Interest income from FMBs increased approximately $3,284,000 for the three months ended March 31, 2000 as compared to 1999. An increase of $2,844,000 was due to the acquisition of 24 FMBs during 2000 and 1999 (the "2000 and 1999 Acquisitions") and a decrease of $240,000 was due to the repayment of two of the three FMBs repaid during 1999 (the "1999 Repayments"). Excluding the above increase and decrease, interest income from FMBs increased approximately 9% for the three months ended March 31, 2000 as compared to 1999. The increase was primarily due to the receipt of participating interest from the Sunset Creek, Sunset Village, Sunset Downs and Sunset Terrace FMBs partially offset by a decrease in interest income from the Cypress Run FMB.

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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates, primarily Bond Market Association ("BMA") and are re-set weekly. Thus, an increase in market interest rates would result in in-creased payments under these financing programs, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $257,769,616 outstanding under these financing programs at March 31, 2000, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $1,289,000; a 1.0% increase in BMA would decrease annual net income by approximately $2,578,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the FMBs, in the same amounts as described above. During June of 1999, a subsidiary of the Company completed a $90 million Preferred Offering. These preferred shares carry a fixed dividend rate of 6 5/8% through June 30, 2009, and so are not impacted by changes in market interest rates.

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  July 31, 2000                By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President and
                                        Chief Executive Officer




Date:  July 31, 2000                By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Managing Trustee, Executive Vice
                                        President, Chief Financial Officer,
                                        Chief Accounting Officer
                                        and Secretary