Form 10-Q
period 2000-06-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2000-08-14
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000

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
                                   (Unaudited)

                                                                                            ==============        ==============
                                                                                                June 30,            December 31,
                                                                                                  2000                   1999
                                                                                            --------------        --------------
ASSETS
First mortgage bonds-at fair value                                                           $ 654,058,000         $ 587,892,000
Other bond related investments-at fair value                                                       360,000               560,000
Temporary investments                                                                           30,355,000            45,541,000
Cash and cash equivalents                                                                       43,161,634             8,653,503
Cash and cash equivalents-restricted                                                             1,932,442             1,028,209
Interest receivable, net                                                                         3,362,667             2,803,278
Promissory notes receivable                                                                     10,030,231            10,148,060
Deferred costs, net                                                                             16,049,072            14,222,451
Goodwill, net                                                                                    2,502,967             2,674,626
Other assets                                                                                       417,327               268,097
                                                                                            --------------        --------------
Total assets                                                                                 $ 762,229,340         $ 673,791,224
                                                                                            ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Secured borrowings                                                                       $  80,719,580         $  80,769,616
    Accounts payable, accrued expenses and
        other liabilities                                                                        3,096,185             2,306,306
    Due to Manager and affiliates                                                                1,163,591             1,218,211
    Distributions payable to preferred shareholders
        of subsidiary                                                                            1,490,625             1,490,625
    Distributions payable to convertible
        preferred shareholders                                                                     294,680                     0
    Distributions payable to shareholders                                                        5,454,396             5,453,971
                                                                                            --------------        --------------
Total liabilities                                                                               92,219,057            91,238,729
                                                                                            --------------        --------------

Minority interest in subsidiary
    (subject to mandatory redemption)                                                          250,000,000           177,000,000
                                                                                            --------------        --------------
Preferred shares of subsidiary (subject to mandatory
    repurchase)                                                                                 90,000,000            90,000,000
                                                                                            --------------        --------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
    Convertible Preferred Shares                                                                25,580,217                     0
    Beneficial owner's equity-manager                                                              561,435               441,878
    Beneficial owners' equity-other shareholders
        (50,000,000 shares authorized; 20,591,017 issued
        and 20,582,617 outstanding and 20,589,375
        shares issued and 20,580,975 outstanding in
        2000 and 1999, respectively)                                                           313,748,296           312,800,380
    Treasury shares of beneficial interest (8,400 shares)                                         (103,359)             (103,359)
    Accumulated other comprehensive income (loss)                                               (9,776,306)            2,413,596
                                                                                            --------------        --------------
Total shareholders' equity                                                                     330,010,283           315,552,495
                                                                                            --------------        --------------
Total liabilities and shareholders' equity                                                   $ 762,229,340         $ 673,791,224
                                                                                            ==============        ==============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    ===========================    ==================================
                                                         Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                    ---------------------------    ----------------------------------
                                                        2000             1999             2000             1999
                                                    ---------------------------    ----------------------------------
Revenues:
    Interest income:
        First mortgage bonds                        $ 12,473,995     $  8,499,941     $ 23,679,352     $ 16,420,944
        Other bond related
           investments                                    80,469           22,378          216,216           22,378
        Temporary investments                            656,738          155,475        1,124,392          257,997
        Promissory notes                                 240,633          166,654          482,844          331,813
                                                    ------------     ------------     ------------     ------------
        Total revenues                                13,451,835        8,844,448       25,502,804       17,033,132
                                                    ------------     ------------     ------------     ------------

Expenses:
    Interest expense                                   1,063,484          365,110        1,977,759          373,478
    Recurring fees relating to the
        Private Label Tender Option
        Program                                          529,478          348,919          956,456          668,669
    Loan servicing and asset
        management fees                                  429,305          307,107          825,809          594,856
    General and administrative                           472,187          342,407          920,386          677,476
    Amortization                                         126,230           85,814          236,929          164,326
                                                    ------------     ------------     ------------     ------------
        Total expenses                                 2,620,684        1,449,357        4,917,339        2,478,805
                                                    ------------     ------------     ------------     ------------

Income before minority interest and
    loss on repayment of
    first mortgage bond                               10,831,151        7,395,091       20,585,465       14,554,327
Loss on repayment of first
    mortgage bond                                              0                0                0          (25,493)
                                                    ------------     ------------     ------------     ------------

Income before minority interests                      10,831,151        7,395,091       20,585,465       14,528,834
    Income allocated to preferred
        shareholders of subsidiary                    (1,490,625)         (33,125)      (2,981,250)         (33,125)
    Minority interest in income of
        subsidiary                                    (2,718,458)      (1,409,729)      (4,411,758)      (2,537,950)
                                                    ------------     ------------     ------------     ------------

Net income                                             6,622,068        5,952,237       13,192,457       11,957,759

Income allocated to convertible
    preferred shareholders                              (294,680)               0         (294,680)               0
                                                    ------------     ------------     ------------     ------------
Income allocated to Manager
    and shareholders                                $  6,327,388     $  5,952,237     $ 12,897,777     $ 11,957,759
                                                    ============     ============     ============     ============

Allocation of income to Manager and shareholders:
    Special distribution to Manager                 $    641,425     $    462,618     $  1,236,181     $    894,241
                                                    ============     ============     ============     ============
    Manager                                         $     56,860     $     54,896     $   116,616      $    110,635
                                                    ============     ============     ============     ============
    Shareholders                                    $  5,629,103     $  5,434,723     $ 11,544,980     $ 10,952,883
                                                    ============     ============     ============     ============

Net income per share
    Basic                                           $        .27     $        .26     $        .56     $        .53
                                                    ============     ============     ============     ============
    Diluted                                         $        .27     $        .26     $        .56     $        .53
                                                    ============     ============     ============     ============

Weighted average shares
    Outstanding
    Basic                                             20,582,617       20,580,975       20,582,211       20,580,533
                                                    ============     ============     ============     ============
    Diluted                                           21,694,617       20,580,975       21,138,211       20,580,533
                                                    ============     ============     ============     ============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                       Beneficial
                                          Beneficial     Owners'      Treasury                  Accumulated
                            Convertible    Owner's       Equity-      Shares of                    Other
                             Preferred     Equity -       Other      Beneficial  Comprehensive  Comprehensive
                               Shares      Manager    Shareholders    Interest       Income        Income          Total
                               ------      -------    ------------    --------       ------        ------          -----

Balance at January 1, 2000                   441,878   $312,800,380   $(103,359)                  $ 2,413,596    $315,552,495
Comprehensive income:
Net income                                 1,355,744     11,836,713           0    $13,192,457              0      13,192,457
Other comprehensive loss:
  Net unrealized loss on
   first mortgage
     bonds and bond
      related investments:
  Net unrealized holding
   loss arising during the
    period                                                                         (12,189,902)   (12,189,902)    (12,189,902)
Comprehensive income                                                              $  1,002,555
                                                                                  ============

Issuance of shares of
 beneficial interest                               0         20,000           0                             0          20,000
Issuance of Convertible
 Preferred Shares             $25,874,897                                                                          25,874,897
Income allocated to
 Convertible Preferred
  Shareholders                   (294,680)                                                                           (294,680)
Distributions                           0 (1,236,187)   (10,908,797)          0                             0     (12,144,984)
                            ------------- ----------   ------------  ----------                 -------------     -----------


Balance at June 30, 2000      $25,580,217 $  561,435   $313,748,296   $(103,359)                  $(9,776,306)   $330,010,283
                            ============= ==========   ============  ==========                 =============    ============


See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               =================================
                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                               ---------------------------------
                                                                                                   2000                  1999
                                                                                                ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $13,192,457           $11,957,759
                                                                                                ----------            ----------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
    Loss on repayment of first mortgage bond                                                             0                25,493
    Loss on disposition of other bond related
        investment                                                                                  35,073                     0
    Amortization                                                                                   236,929               330,054
    Amortization of goodwill                                                                       171,659               123,603
    Amortization of bond selection costs                                                           363,599                     0
    Accretion of deferred income                                                                   (26,486)              (33,106)
    Income allocated to preferred shareholders
        of subsidiary                                                                            1,490,625                33,125
    Income allocated to convertible preferred
        shareholders                                                                               294,680                     0
    Changes in operating assets and liabilities:
        Interest receivable                                                                       (559,389)             (278,005)
        Other assets                                                                              (149,230)             (335,593)
        Accounts payable, accrued expenses and
           other liabilities                                                                       809,757            (5,838,424)
        Due to Manager and
           affiliates                                                                               73,164               (17,192)
                                                                                                ----------            ----------
    Total adjustments                                                                            2,740,381            (5,990,045)
                                                                                                ----------            ----------
Net cash provided by operating activities                                                       15,932,838             5,967,714
                                                                                                ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from repayment of first mortgage bonds                                                 84,060             5,100,000
    Purchase of first mortgage bonds                                                           (78,441,600)          (42,515,000)
    Proceeds from repayment of other bond
        related investment                                                                           5,000                     0
    Purchase of other bond related investments                                                      (9,000)             (540,178)
    Increase in deferred bond selection costs                                                   (1,780,683)           (1,201,186)
    Net sale (purchase) of temporary investments                                                15,186,000           (51,581,000)
    Increase in other deferred costs                                                              (197,039)                    0
    Loans made to property                                                                               0              (307,185)
    Principal payments received from loans made to
        properties                                                                                 117,829                89,451
    Increase in other assets                                                                             0              (251,500)
                                                                                                ----------            ----------
Net cash used in investing activities                                                          (65,035,433)          (91,206,598)
                                                                                                ----------            ----------

                                                                    (continued)


          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      ====================================
                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                      ------------------------------------
                                                                                          2000                     1999
                                                                                      ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to the Manager and shareholders
        of the Company                                                                (12,087,543)             (10,751,017)
    Distributions paid to preferred shareholders
        of subsidiary                                                                  (1,490,625)                       0
    Increase in cash and cash equivalents - restricted                                   (904,233)                (614,320)
    Proceeds from secured borrowings                                                            0               52,807,000
    Principal repayments of secured borrowings                                            (50,036)                       0
    Increase in minority interest in subsidiary                                        73,000,000                7,000,000
    Increase in deferred costs relating to the
        Private Label Tender Option Program                                              (497,766)                (311,936)
    Issuance of preferred stock of subsidiary                                                   0               90,000,000
    Issuance of convertible preferred shares                                           25,652,256                        0
    Increase in deferred costs relating to
        the issuance of preferred stock of subsidiary                                     (11,327)              (3,400,000)
                                                                                    -------------            -------------
Net cash provided by financing activities                                              83,610,726              134,729,727
                                                                                    -------------            -------------
Net increase in cash and
    cash equivalents                                                                   34,508,131               49,490,843
Cash and cash equivalents at the
    beginning of the period                                                             8,653,503               13,093,023
                                                                                    -------------            -------------
Cash and cash equivalents at the
    end of the period                                                               $  43,161,634            $  62,583,866
                                                                                    =============            =============
SUPPLEMENTAL INFORMATION:
    Interest paid                                                                   $   1,984,289            $     147,596
                                                                                    =============            =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
    ACTIVITIES:

Payable to trustees liquidated through the issuance
    of shares of beneficial interest                                                $      20,000            $      20,000
                                                                                    =============            =============
Adjustment to goodwill due to the
    Discounted Cash Settlement:

    Decrease in goodwill                                                            $           0            $   1,698,986
    Decrease in accounts payable, accrued
        expenses and other liabilities                                                          0               (1,698,986)
                                                                                    -------------            -------------
                                                                                    $           0            $           0
                                                                                    =============            =============
Deferred costs reclassified to Convertible
    Preferred Shares                                                                $      72,039            $           0
                                                                                    =============            =============


          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 1 - GENERAL
Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). FMBs that contain provisions for participating interest are referred to as "participating"; FMBs lacking this provision are "non-participating". As of June 30, 2000 the Company owned a portfolio of 82 FMBs.

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

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A-1 for the year ended December 31, 1999.

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

In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's management believes that the guidance expressed in the bulletin does not affect the Company's current revenue recognition policies.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS
As of June 30, 2000, the Company and its consolidated subsidiaries owned 82 FMBs (22 participating FMBs (see Footnote K below) and 60 non-participating FMBs). Five of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs. The taxable FMBs are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. The following table provides certain information with respect to each of the FMBs.
                              TABLE OF INVESTMENTS


                                                                                     Stated
                                                                     Closing        Interest
Property                                       Location               Date            Rate
--------------------------------------------   ------------------   ----------   ---------------
TAX-EXEMPT FIRST MORTGAGE BONDS
OWNED BY THE COMPANY (NOT INCLUDING
ITS CONSOLIDATED SUBSIDIARIES)
Highpointe Club (K)(N)                         Harrisburg, PA       7/29/86                    8.50%

OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)
Barnaby Manor (P)(S)(X)                        Washington, DC       11/23/99                   7.375
Casa Ramon (P)(X)                              Orange County, CA    6/8/99                     7.50
Del Monte Pines (R)(P)(X)                      Fresno, CA           5/6/99                     6.80
Douglas Pointe(O)(S)(R)(X)                     Miami, FL            9/28/99                    7.00
Forest Hills (R)(P)(X)                         Garner, NC           12/15/98                   7.125
Fort Chaplin (P)(X)                            Washington, DC       12/21/99                   6.90
Franciscan Riviera (P)(R)(X)                   Antioch, CA          8/24/99                    7.125
Garfield Park (P)                              Washington, DC       8/31/99                    7.25
Grace Townhomes (O)                            Ennis, TX            5/23/00                    7.50
Greenbriar (M)(P)(X)                           Concord, CA          5/6/99                     6.875
Hamilton Gardens (R)(P)(X)                     Hamilton, NJ         3/26/99                    (U)
Lake Jackson (R)(X)                            Lake Jackson, TX     12/22/98                   7.00
Lakemoor (O)(S)                                Durham, NC           12/23/99                   7.25
Lake Park (P)(X)                               Turlock, CA          6/8/99 (T)                 7.25
Lakes Edge At Walden (P)(M)                    Miami, FL            7/1/99                     6.90
Lennox Park (O)(S)(M)(X)                       Gainesville, GA      7/29/99                    6.80
Lewis Place (O)(S)(M)(X)                       Gainsville, FL       6/22/99                    (I)
Mountain Ranch (R)(O)(X)                       Austin, TX           12/23/98                   7.125
Newark Commons (O)(X)                          New Castle, DE       5/17/00                    7.30
Oaks at Hampton (X)                            Dallas, TX           4/27/00                    7.20
Princess Anne House (O)(X)                     Virginia Beach, VA   4/6/00                     7.50
San Marcos (O)(X)                              San Marcos, TX       5/23/00                    7.375
Standiford (P)(R)(X)                           Modesto, CA          9/20/99                    7.125
Summerlake (O)(S)(X)                           Davie, FL            3/14/00                    7.40
Sunset Creek (M)(Y)                            Lancaster, CA        3/25/88                    8.50
Sunset Village (M)(Y)                          Lancaster, CA        3/25/88                    8.50
Sycamore Woods (R)(P)(X)                       Antioch, CA          5/6/99                     6.875
Tallwood (O)(S)(R)(X)                          Virginia Beach, VA   9/30/99                    7.25


                                                                                               Fair Value
                                                                            Face Amount       at June 30,
Property                                       Call Date   Maturity Date         of FMB          2000 (A)
--------------------------------------------   ---------   -------------   ------------      ------------
TAX-EXEMPT FIRST MORTGAGE BONDS
OWNED BY THE COMPANY (NOT INCLUDING
ITS CONSOLIDATED SUBSIDIARIES)
Highpointe Club (K)(N)                         (Z)         June 2006       $  8,900,000      $  5,634,000
                                                                          ------------      ------------

OWNED BY CHARTER MAC EQUITY ISSUER TRUST (H)
Barnaby Manor (P)(S)(X)                        May 2017    May 2032           4,500,000         4,452,000
Casa Ramon (P)(X)                              Oct. 2016   Sep. 2035             50,000(Q)         50,000
Del Monte Pines (R)(P)(X)                      May 2017    May 2036          11,000,000        10,034,000
Douglas Pointe(O)(S)(R)(X)                     Oct. 2026   Sept. 2041         7,100,000         6,667,000
Forest Hills (R)(P)(X)                         June 2016   June 2034          5,930,000         6,182,000
Fort Chaplin (P)(X)                            Jan. 2016   Jan. 2036         25,800,000        23,881,000
Franciscan Riviera (P)(R)(X)                   Apr. 2016   Aug. 2036          6,587,500         6,296,000
Garfield Park (P)                              Aug. 2017   Aug. 2031          3,260,000         3,171,000
Grace Townhomes (O)                            June 2017   June 2042          5,225,600         5,226,000
Greenbriar (M)(P)(X)                           May 2017    May 2036           9,585,000         8,840,000
Hamilton Gardens (R)(P)(X)                     Apr. 2015   Mar. 2035          6,400,000         6,917,000
Lake Jackson (R)(X)                            Jan. 2018   Jan. 2041         10,934,000        10,267,000
Lakemoor (O)(S)                                Jan. 2017   Dec. 2041          9,000,000         8,753,000
Lake Park (P)(X)                               Oct. 2015   Sep. 2035          3,638,000         3,538,000
Lakes Edge At Walden (P)(M)                    June 2016   May 2035          14,850,000        13,746,000
Lennox Park (O)(S)(M)(X)                       Aug. 2021   July 2041         13,000,000        11,859,000
Lewis Place (O)(S)(M)(X)                       June 2016   June 2041          4,000,000         3,622,000
Mountain Ranch (R)(O)(X)                       Jan. 2018   Jan. 2041          9,128,000         8,725,000
Newark Commons (O)(X)                          Nov. 2017   May 2043          14,300,000        14,300,000
Oaks at Hampton (X)                            Mar. 2017   Mar. 2040          9,535,000         9,535,000
Princess Anne House (O)(X)                     Apr. 2027   Apr. 2042          7,500,000         7,500,000
San Marcos (O)(X)                              Mar. 2017   Mar. 2042          7,231,000         7,231,000
Standiford (P)(R)(X)                           Apr. 2016   Aug. 2036          9,520,000         9,099,000
Summerlake (O)(S)(X)                           Apr. 2027   Mar. 2042          5,600,000         5,559,000
Sunset Creek (M)(Y)                            (Z)         Mar. 2008          8,275,000         6,079,000
Sunset Village (M)(Y)                          (Z)         Mar. 2008         11,375,000         8,357,000
Sycamore Woods (R)(P)(X)                       May 2017    May 2036           9,415,000         8,683,000
Tallwood (O)(S)(R)(X)                          Nov. 2017   Oct. 2041          6,205,000         6,035,000
                                                                          ------------      ------------
                                                                           238,944,100       224,604,000
                                                                          ------------      ------------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                              Stated                                                    Fair Value
                                                  Closing    Interest                                   Face Amount     at June 30,
Property                    Location                Date       Rate      Call Date     Maturity Date         of FMB      2000 (A)
--------                    --------              --------   --------    ---------     -------------    ------------    -----------
OWNED BY CHARTER MAC ORIGINATION TRUST I (H)(L)

Bay Club (K)                Mt. Pleasant, SC      9/11/86      8.25      Sep. 2000        Sep.  2006       6,400,000      7,083,000
Clarendon Hills (K)         Hayward, CA           12/08/86     5.52      Dec. 2003        Dec.  2003      17,600,000     13,281,000
Cypress Run (K)             Tampa, FL             8/14/86      8.50      (Z)              Aug.  2006      15,402,428     13,258,000
East Ridge (K)              Mt. Pleasant, SC      5/20/86      8.25      Mar. 2000        May   2010       8,700,000      9,629,000
Greenway Manor (K)(N)       St. Louis, MO         10/09/86     8.50      (Z)              Sept. 2006      12,850,000     14,652,000
The Lakes (K)               Kansas City, MO       12/30/86     4.87      Dec. 2006        Dec.  2006      13,650,000      9,592,000
Loveridge (K)(N)            Contra Costa, CA      11/13/86     8.00      (Z)              Nov.  2006       8,550,000      6,308,000
Martin's Creek (K)          Summerville, SC       5/20/86      8.25      Mar. 2000        May   2010       7,300,000      8,079,000
                                                                                                        ------------   ------------
                                                                                                          90,452,428     81,882,000
                                                                                                        ------------   ------------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                                  Stated                                                Fair Value
                                                      Closing    Interest                                 Face Amount   at June 30,
Property                        Location                Date       Rate    Call Date    Maturity Date        of FMB        2000 (A)
--------                        --------              --------   --------  ---------    -------------     -----------   -----------
OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Bedford Square (X)              Clovis, CA            8/25/98      (D)     Sep. 2017       Aug. 2040        3,850,000     3,293,000
Bristol Village                 Bloomington, MN       7/31/87      7.50    Jan. 2010       Dec. 2027       17,000,000    17,104,000
Carrington Pointe (X)           Los Banos, CA         9/24/98      6.375   Oct. 2017       Sep. 2040        3,375,000     2,886,000
Cedarbrook (X)                  Hanford, CA           4/28/98      7.125   May 2017        May 2040         2,840,000     3,040,000
Cedar Creek (K)(N)              McKinney, TX          12/29/86     8.50    (Z)             Dec. 2006        8,100,000     9,236,000
Cedar Pointe (K)                Nashville, TN         4/22/87      7.00    Apr. 2006       Apr. 2017        9,500,000     8,921,000
Chapel Ridge of
  Little Rock (O)(S)(X)         Little Rock, AR       8/12/99      7.125   Aug. 2015       Aug. 2039        5,600,000     5,353,000
Chapel Ridge of
  Texarkana (O)(S)(X)           Texarkana, AR         9/29/99      7.375   Oct. 2016       Sept. 2041       5,800,000     5,738,000
College Park (O)(S)             Naples, FL            7/15/98      (C)     Jul. 2025       Jul. 2040       10,100,000     9,484,000
Columbia at Bells Ferry(O)(X)   Cherokee Co., GA      4/19/00      7.40    Apr. 2017       Apr. 2042       13,000,000    13,000,000
Country Lake (P)                West Palm Beach, FL   11/9/99      (V)     June 2015       June 2032        6,255,000     6,255,000
Crowne Pointe (K)               Olympia, WA           12/31/86     7.25    Sept. 2011      Aug. 2029        5,075,000     4,936,000
Falcon Creek (O)(S)(X)          Indianapolis, IN      9/14/98      (F)     Sep. 2016       Aug. 2038        6,144,600     5,976,000
Gulfstream (P)(X)               Dania, FL             7/22/98      7.25    Apr. 2016       Jul. 2038        3,500,000     3,575,000
Highland Ridge (K)              St. Paul, MN          2/02/87      7.25    June 2010       June 2018       15,000,000    14,589,000
Jubilee Courtyards (X)          Florida City, FL      9/15/98      (G)     Oct. 2025       Sep. 2040        4,150,000     3,967,000
Lakepoint (K)                   Stone Mountain, GA    11/18/87     6.00    Jul. 2005       June 2017       15,100,000    12,154,000
Madalyn Landing (X)             Palm Bay, FL          11/13/98     7.00    Dec. 2017       Nov. 2040       14,000,000    13,147,000
The Mansion                     Independence, MO      5/13/86      7.25    Jan. 2011       April 2025      19,450,000    19,218,000
Marsh Landings (X)              Portsmouth, VA        5/20/98      7.25    Jul. 2017       Jul. 2030        6,050,000     5,884,000
Newport Village (K)             Tacoma, WA            2/11/87      7.25    Sept. 2011      Aug. 2029       13,000,000    12,643,000
North Glen (K)                  Atlanta, GA           9/30/86      (W)     Jul. 2005       June 2017       12,400,000    12,476,000
Northpointe Village (X)         Fresno, CA            8/25/98      (E)     Sep. 2017       Aug. 2040       13,250,000    13,331,000
Ocean Air (P)(S)(X)             Norfolk, VA           4/20/98      7.25    Jan. 2016       Nov. 2030       10,000,000     9,726,000
Orchard Hills (K)               Tacoma, WA            12/31/86     7.25    Sept. 2011      Aug. 2029        5,650,000     5,495,000
Orchard Mill (K)                Atlanta, GA           12/31/86     7.50    Jul. 2005       June 2017       10,500,000    10,271,000
Pelican Cove (K)(N)             St. Louis, MO         2/27/87      8.00    (Z)             Feb. 2007       18,000,000    19,317,000
Phoenix (X)                     Stockton, CA          4/28/98      7.125   Nov. 2016       Oct. 2029        3,250,000     3,525,000
River Run (K)(X)                Miami, FL             8/7/87       8.00    (Z)             Aug. 2007        7,200,000     7,727,000
Shannon Lake (K)                Atlanta, GA           6/26/87      (B)     Jul. 2005       June 2017       12,000,000    11,268,000
Silvercrest (X)                 Clovis, CA            9/24/98      7.125   Oct. 2017       Sep. 2040        2,275,000     2,174,000
South Congress (P)(X)           Austin, TX            5/3/00       7.50    Sep. 2016       Sep. 2036        6,300,000     6,300,000
Stone Creek (X)                 Watsonville, CA       4/28/98      7.125   May 2017        Apr. 2040        8,820,000     8,778,000
Sunset Downs (Y)                Lancaster, CA         2/11/87      8.00    (Z)             May 2007        15,000,000    11,020,000
Sunset Terrace (Y)              Lancaster, CA         2/12/87      8.00    (Z)             May 2007        10,350,000     7,604,000

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

                                                              Stated                                                    Fair Value
                                                  Closing    Interest                                    Face Amount    at June 30,
Property                    Location               Date        Rate      Call Date   Maturity Date         of FMB         2000 (A)
--------                    --------             --------    --------    ---------   -------------       -----------    -----------
OWNED BY CHARTER MAC OWNER TRUST I (J) (H)

Thomas Lake                 Eagan, MN            9/02/86       7.50      Jan. 2010       Dec. 2027        12,975,000     13,054,000
Walnut Creek (P)            Austin, TX           5/4/00        7.50      Sep. 2016       Sep. 2036         3,240,000      3,240,000
Walnut Creek (P)            Austin, TX           5/4/00        7.50      Sep. 2014       Sep. 2014           360,000        360,000
Walnut Park Plaza (X)       Philadelphia, PA     4/11/00       7.50      Apr. 2010       May 2030          5,500,000      5,500,000
Willow Creek (K)            Ames, IA             2/27/87       7.25      Jan. 2010       June 2022         6,100,000      5,933,000
                                                                                                       -------------  -------------

                                                                                                         350,059,600    337,498,000
                                                                                                         -----------    -----------

Subtotal - Tax-Exempt First Mortgage Bonds                                                               688,356,128    649,618,000
                                                                                                         -----------    -----------

                                                                 Stated                                                 Fair Value
                                                     Closing    Interest                                 Face Amount    at June 30,
Property                       Location                Date       Rate      Call Date    Maturity Date      of FMB        2000 (A)
--------                       --------              --------    --------   ---------    -------------   ------------    -----------
TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)
Greenbriar (P)                 Concord, CA           5/6/99       9.00     May 2017         May 2036       2,015,000       2,015,000
Lake Park (P)                  Turlock, CA           7/15/99      9.00     Oct. 2015        Sep. 2035        375,000         375,000
Lakes Edge at Walden (P)       Miami, FL             10/6/99      11.00    June 2000        Aug. 2010      1,400,000       1,400,000
Oaks at Hampton                Dallas, TX            4/27/00      9.00     May 2010         May 2010         525,000         525,000
Princess Anne                  Virginia Beach, VA    5/31/00      9.50     Jan. 2006        Jan. 2006        125,000         125,000
                                                                                                        ------------    ------------
Subtotal - Taxable First Mortgage Bonds                                                                    4,440,000       4,440,000
                                                                                                        ------------    ------------

  Total First Mortgage Bonds                                                                            $692,796,128    $654,058,000
                                                                                                        ============    ============

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at June 30, 2000.
(B) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 6% through July 31, 2000 and 7% thereafter.
(C) The interest rates for College Park are 7% during the construction period and 7.25% thereafter.
(D) The interest rates for Bedford Square are 7% during the construction period and 6.375% thereafter.
(E) The interest rates for Northpointe Village are 7.965% through September 23, 1998, 8.125% during the remainder of the construction period and 7.5% thereafter.
(F) The interest rates for Falcon Creek are 7% through August 31, 2000 and 7.25% thereafter.
(G) The interest rates for Jubilee Courtyards are 7% through September 30, 2000 and 7.125% thereafter.
(H) This entity is a consolidated subsidiary of the Company (see Notes 6 and 7).
(I) The interest rates for Lewis Place are 6.75% through May 31, 2001 and 7.00% thereafter.
(J) These FMBs have been transferred to Charter Mac Owner Trust I in connection with the Company's Private Label Tender Option Program (TOP) (see Note 6).
(K) These FMBs are participating FMBs which contain additional interest features contingent on available cash flow. FMBs that contain provisions for participating interest are referred to as "participating"; FMBs lacking this provision are "non-participating".
(L)  The FMBs are held as collateral in connection with the TOP (see Note 6).
(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 4).
(N) The original owners of the Underlying Properties and the obligors of these FMBs have been replaced with affiliates of the Manager.
(O) The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(P) The Underlying Property is undergoing substantial rehabilitation. In the event rehabilitation is not completed in a timely manner, the Company may "put" the FMB to the construction lender at par.
(Q) Initial advance on an FMB which was fully funded on July 14, 2000 for a total of $4,744,000.
(R)  Held by Merrill Lynch as collateral for secured borrowings (see Note 4).
(S) All of the "puts" (see (O) and (P) above) are secured by a letter of credit issued by the construction lender to the Company.
(T) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 15, 1999.
(U) The interest rates for Hamilton Gardens are 7.625% during the construction period and 7.125% thereafter.
(V) The interest rates for Country Lake are 6% until expected refunding in the third quarter 2000 and 7.25% thereafter.
(W) Pursuant to a bond modification as of October 1, 1997, the base interest rate was lowered to 7% through June 30, 2000 and 7.50% thereafter.
(X) The obligors of these mortgage bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.
(Y) The Company sold an option to acquire the Sunset bonds for $35,250,000. The right to exercise the option shall commence on January 1, 2001 and shall continue as long as the bonds are outstanding.
(Z) The Company is permitted to call the bond due with six months written notice.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (continued)

The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the three and six months ended June 30, 2000 and 1999 were 7.47% and 7.06% and 7.38% and 6.91%, respectively, based on weighted average face amounts of approximately $668,143,084 and $486,743,423 and $641,966,804 and
$479,856,155, respectively.

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

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs have been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of these four FMBs at June 30, 2000 and December 31, 1999 was approximately $40,495,000 and $41,465,000, respectively, and the income earned from them for the six months ended June 30, 2000 and 1999 was approximately $2,457,000 and $1,484,000, respectively.

From time to time, the Company, as an alternative to foreclosure in the event of a default, enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, market conditions, owner cooperation and the projected costs of foreclosure and litigation, irrespective of whether or not the obligor has an affiliation with the Manager. Payments under each of the existing forbearance agreements are current as of June 30, 2000.

The obligors of (i) 41 FMBs, as noted in footnote X to the Table of Investments above, and (ii) 2 RITES as noted under Other Bond Related Investments, are partnerships in which affiliates of the Manager are partners that own a controlling interest. In addition, the original owners of underlying properties and obligors of five FMBs, as noted in footnote N to the Table of Investments above, have been replaced with affiliates of the Manager who have not made equity investments. These affiliate entities could have interests which do not coincide with, and may be adverse to, the interests of the

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

Company. Negotiations, if any, with respect to modifications of FMBs between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

Seventeen of the Company's FMBs, with an aggregate face amount of $198,750,000, have previously been modified (the modifications of four of such FMBs with an aggregate face amount of $45,000,000 are pending subject to issuer approval). These modifications have generally encompassed extensions of the maturities of the FMB's and extensions of prepayment lock out features and/or prepayment penalties as well as extensions of the mandatory redemption features. Stated interest rates have also been adjusted together with changes in the contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features are arrived at through negotiations between the Company and the obligors under the FMB's and vary dependent on the facts of a particular FMB, the owner of the Underlying Property, the Underlying Property's performance and requirements of bond counsel and local issuers. Should negotiations break down, the Company always has the option to pursue its remedies including acceleration and foreclosure. In the future, the Company may modify other FMBs to reflect generally similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,062,000 and $1,426,000 for the six months ended June 30, 2000 and 1999, respectively.

In addition to the stated base rates of interest, 22 and 28 of the FMBs at June 30, 2000 and 1999, respectively, were participating FMB's, and so provided for "contingent interest". During the six months ended June 30, 2000 and 1999, 8 and 4 FMBs paid contingent interest amounting to approximately $1,297,000 and $344,000, respectively.

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of June 30, 2000 the face amount of such advances was $15,197,043, their rates range from 8% to 13% and their carrying value was $10,030,231, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000. Two advances with an aggregate face amount of $5,028,812, rates ranging from 8% to 10% and an aggregate carrying amount of $0 were advanced to two obligors which are affiliates of the Manager.

The amortized cost basis of the Company's portfolio of 82 FMBs at June 30, 2000 and 69 FMBs at December 31, 1999 was $663,838,257 and $585,474,109,
respectively. The net unrealized loss on FMBs in the amount of $9,780,257 at June 30, 2000 consisted of gross unrealized gains and losses of $13,547,019 and $23,327,276 respectively. The net unrealized gain on FMBs in the amount of

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

$2,417,891 at December 31, 1999 consisted of gross unrealized gains and losses of $16,484,461 and $14,066,570, respectively.

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

During the period May 1999 through December 1999, the Company transferred ten FMBs with an aggregate face amount of $82,219,500 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $80,769,616. The amortized cost basis of these FMB's at June 30, 2000 was $80,719,580.

During June 1999, Merrill Lynch purchased three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $579,118 which includes bond selection and other transaction costs. During the three months ended June 30, 2000 one of the RITES terminated leaving two RITES with a fair value of $360,000.

In order to facilitate the securitizations, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At June 30, 2000, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $90,523,000, $1,932,442 and $30,355,000, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.9%, annualized, for the six months ended June 30, 2000.

NOTE 4 - OTHER BOND RELATED INVESTMENTS

The Company's other bond related investments consist of investments in RITES (see Note 3). The following table provides certain information with respect to each of the RITES.

                                                                    Face
                                                                   Amount          Amortized           Fair
                                                                  of RITES       Cost Basis at      Value at
FMB                             Date           Face Amount        Interest           June              June
Description/Location          Purchased           of FMB          Purchased        30, 2000         30, 2000
--------------------          ---------        -----------        ---------      ------------      -----------
OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

RITES-Meadowview Park/
  Santa Rosa, CA               6/17/99         $ 6,250,000        $  5,000       $   158,789       $   160,000
RITES-The Courtyards/
  Santa Rosa, CA               6/17/99           7,940,000           5,000           197,261           200,000
                                               -----------         -------        ----------        ----------
                                               $14,190,000         $10,000       $   356,050       $   360,000
                                                ==========          ======        ==========        ==========

Included in general and administrative expenses is approximately $35,000 of acquisition fees and expenses written off as a result of the termination of the RITES-Avalon Court/Oakley, CA. Bond selection fees incurred by the Company when it purchased this RITE of approximately $165,000, paid to an affiliate have been waived by the affiliate and are included as a reduction in amounts Due to Manager and Affiliates.

NOTE 5 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                                                 June 30,        December 31,
                                                                                    2000            1999
                                                                               ------------------------------
Deferred bond selection costs                                                  $ 11,685,366      $  9,904,683
Deferred costs relating to the Private Label Tender
  Option Program                                                                  4,112,393         3,614,627
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                                            3,616,658         3,605,331
Other                                                                               297,039           172,039
                                                                               ------------      ------------
                                                                                 19,711,456        17,296,680

Less:  Accumulated amortization                                                  (3,662,384)       (3,074,229)
                                                                                -----------       -----------

                                                                               $ 16,049,072      $ 14,222,451
                                                                                ===========       ===========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 6 - MINORITY INTEREST IN SUBSIDIARY

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. In March 2000, the Company negotiated an increase in the maximum amount of capital that can be raised under the TOP to $300,000,000. As of June 30, 2000, the Company has contributed 48 issues of FMBs in the aggregate principal amount of approximately $440,512,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 40 of those FMBs, with an aggregate principal amount of approximately $350,060,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $250,000,000 at June 30, 2000, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 5.4% and 4.2% for the six months ended June 30, 2000 and 1999, respectively.

NOTE 7 - PREFERRED SHARES OF SUBSIDIARY

On June 29, 1999 a subsidiary of the Company completed a $90 million tax-exempt preferred equity offering (the "Preferred Offering") comprising 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments,

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing October 31, 1999 and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the Liquidation Amount of $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares. Since inception, all quarterly distributions have been declared at an annualized rate of 6 5/8% and all distributions due have been paid.

Holders of the Series A Cumulative Preferred Shares may elect to retain their shares upon a remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of the Series A Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on June 30, 2049, unless the Issuer decides to remarket the shares on such date. The Issuer may not redeem the Series A Cumulative Preferred Shares before June 30, 2009. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. The Series A Cumulative Preferred Shares are not convertible into common shares of the Issuer or of the Company.

The Series A Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Issuer, senior to all classes or series of the Company's common shares and the Company's Convertible Preferred Shares.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 8 - CAPITAL SHARES

The Company has adopted an incentive stock option plan (the "Incentive Share Option Plan"), the purpose of which is to (i) attract and retain qualified persons as directors and officers and (ii) to incentivize and more closely align the financial interests of the Manager and its affiliates and their respective employees and officers with the interests of the shareholders by providing the Manager and its affiliates with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per common share in the immediately preceding calendar year exceed $.9517 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of common shares which is equal to 3% of the shares outstanding as of December 31 of the immediately preceding calendar year, provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of common shares over the life of the Incentive Share Option Plan equal to 10% of the shares outstanding on October 1, 1997 (2,058,747 shares).

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

All options granted will have an exercise price equal to or greater than the fair market value of the common shares on the date of the grant. The maximum option term is ten years from the date of grant. All share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. The Company's distributions per common share for the years ended December 31, 1997 and 1998 did not exceed $.9517 per share. In 1999, the Company distributed $.995 per common share, thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the shares outstanding as of December 31, 1999 is equal to 617,430 shares.

On May 1, 2000, options to purchase 297,830 common shares were granted to officers of the Company and certain employees of an affiliate of the Manager, none of whom are employees of the Company. The exercise price of these options is $11.5625 per share. The term of each option is ten years. The options will vest in equal installments on May 1, 2001, 2002 and 2003. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The compensation cost will be amortized over the vesting period of the options. The 297,830 options granted on May 1, 2000 had an estimated fair value at that date of $.55 per option grant, or a total of $163,807. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 9.02%, expected volatility of 18%, risk-free interest rate of 7.478% and expected lives of ten years. None of the options granted during 2000 were exercised or expired. The Company recorded compensation cost of $16,730 during the six months ended June 30, 2000 relating to these option grants.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or common shares valued based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and or common shares. As of June 30, 2000 and December 31, 1999, 3,552 and 1,910 Shares, respectively, having an aggregate value at the date of issuance of $45,000 and $25,000, respectively, have been issued to the independent trustee as compensation for their services.

Effective May 3, 2000, the Company implemented a dividend reinvestment and share repurchase plan (the "Plan"). Under the Plan, common shareholders may elect to have their distributions from the Company automatically reinvested in additional common shares at a purchase price equal to the average of the high and low market price from the previous day's trading. If a common shareholder participates in the Plan, such shareholder may also purchase additional common shares through quarterly voluntary cash payments with a minimum contribution of $500. There are no commissions for common shares purchased under the Plan. Participation in the Plan is voluntary and a common shareholder may join or withdraw at any time. The opportunity for participation in the Plan will begin with the distributions paid in August 2000. In order to participate in the "voluntary share purchase" part of the Plan, a shareholder must participate in the "dividend reinvestment" part of the Plan.

NOTE 9 - CONVERTIBLE PREFERRED SHARES

On May 10, 2000, the Company completed a $27,496,980 private placement ( the "Convertible Preferred Offering") of convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Company incurred an Initial Purchasers' Discount of $1,109,220 and other related costs of $512,863 resulting in net proceeds of $25,580,217.

The Convertible Preferred Offering enables financial institutions to receive certain regulatory benefits in connection with their investment. Other than for this regulatory benefit feature, the Convertible Preferred Shares are economically similar to Common Shares. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. In addition to the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as common shareholders of the Company. The preferred investors, at their option, have the ability to convert their Convertible Preferred Shares into common shares at a predetermined conversion price of $15.33 per common share which represents the Company's book value per common share as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to a special allocation of the regulatory benefit.

NOTE 10 - RELATED PARTY TRANSACTIONS

Pursuant to the Management Agreement, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) (i) bond selection fees equal to 2% of the principal amount of each FMB or other instrument acquired or invested in by the Company; (ii) special distributions equal to
 .375% per annum of the total invested assets of the Company; (iii) loan servicing fees equal to .25% per annum of the outstanding principal amount of FMBs held by the Company (not including its

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

consolidated subsidiaries) and .15% per annum of the outstanding principal amount of FMBs held by the consolidated subsidiaries of the Company; (iv) management fees equal to .10% per annum of the total invested assets of the consolidated subsidiaries of the Company; (v) a liquidation fee based on the gross sales price of assets sold by the Company in connection with a liquidation of the Company's assets; and (vi) reimbursement of certain administrative costs incurred by the Manager and its affiliates on behalf of the Company. Fees payable to the Manager which are based on FMBs or assets of the Company include such FMBs or assets which are either held directly by the Company or held by other entities to whom the Company has transferred such FMBs or assets to facilitate financing. In addition, the Manager receives bond placement fees from the borrower in an amount up to 1.5% of the principal amount of each FMB or other instrument acquired or invested in by the Company. Affiliates of the Manager are part of a joint venture which has a development services agreement with the obligors of five FMBs.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three and six months ended June 30, 2000 and 1999 were as follows:

                                       Three Months Ended                    Six Months Ended
                                             June 30,                           June 30,
                                -----------------------------------  ----------------------------------
                                       2000             1999              2000             1999
                                -----------------------------------  ----------------------------------
Bond selection fees               $1,456,832          $1,170,900        $1,568,832       $1,298,900
Expense reimbursement                116,763             107,584           249,848          168,050
Loan servicing fees                  260,839             307,107           501,897          594,856
Management fees                      168,463                   0           323,909                0
Special distribution                 641,425             462,618         1,236,181          894,241
                                   ---------          ----------         ---------       ----------
                                  $2,644,322          $2,048,209        $3,880,667       $2,956,047
                                   =========           =========         =========        =========

GENERAL
As of June 30, 2000, the obligors of the River Run, Ocean Air, Phoenix, Stone Creek, Cedarbrook, Marsh Landings, Gulfstream, Bedford Square, Northpointe Village, Falcon Creek, Jubilee Courtyards, Silvercrest, Carrington Pointe, Madalyn Landing, Forest Hills, Lake Jackson, Mountain Ranch, Hamilton Garden, Del Monte Pines, Greenbriar, Sycamore Woods, The Courtyards, Meadowview Park, Casa Ramon, Lake Park, Lewis Place, Lennox Park, Chapel Ridge of Little Rock, Franciscan Riviera, Standiford, Douglas Pointe, Chapel Ridge of Texarkana, Tallwood, Barnaby Manor, Fort Chaplin, Summer Lake, Newark Commons, Oaks at Hampton, Princess Anne House, San Marcos, Columbia at Bells Ferry, South Congress and Walnut Park Plaza FMBs are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With respect to 12 of the above FMBs, the Company owns the RITES, ten of which are accounted for as FMBs and secured borrowings (see Notes 2 and 3) and two of which are accounted for as other bond related investments (see Note 5). These affiliate entities could have interests which do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of FMBs between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

As of June 30, 2000, the original owners of the Underlying Properties and obligors of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs had been replaced with affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibili

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

ties and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB or otherwise buy the property and payoff all or most of the FMB obligation.

NOTE 11 - EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to shareholders by weighted average number of shares outstanding during the period. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of convertible preferred stock is calculated using the "if converted" method.

                                               For the Three Months Ended June 30, 2000
                                        -------------------------------------------------------
                                           Income                Shares          Per - Share
                                        (Numerator)          (Denominator)          Amount
                                        -------------------------------------------------------
Allocation of income
    to shareholders                       $5,629,103
                                          ==========
Basic net income per share                 5,629,103           20,582,617       $       0.27
                                                                                ============
Effect of dilutive securities:
1,946,000 shares of Convertible
    Preferred Shares                         294,680            1,112,000
                                          ----------          -----------
Diluted net income per share              $5,923,783           21,694,617       $       0.27
                                           =========           ==========       ============

                                                 For the Six Months Ended June 30, 2000
                                        -------------------------------------------------------
                                          Income                 Shares          Per - Share
                                        (Numerator)           (Denominator)        Amount
                                        -------------------------------------------------------
Allocation of income
    to shareholders                      $11,544,980
                                          ==========
Basic net income per share                11,544,980           20,582,211       $       0.56
                                                                                ============

Effect of dilutive securities:
1,946,000 shares of Convertible
    Preferred Shares                         294,680              556,000
                                          ----------         ------------

Diluted net income per share             $11,839,660           21,138,211       $       0.56
                                          ==========           ==========       ============

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


The Company's stock options issued during 2000 were antidilutive. For the three and six months ended June 30, 1999, the Company had no stock options or preferred stock outstanding, so basic and diluted earnings per share are the same.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into a merger agreement pursuant to which ATEBT would merge with and into CM Holding Trust, a wholly-owned subsidiary of the Company. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of the Company.

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $26,691,000 and net assets of approximately $25,262,000 at June 30, 2000. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at June 30, 2000, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,501,481 shares at June 30, 2000) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding common shares of the Company.

Consummation of the merger is subject to several conditions, including approval by ATEBT shareholders. In addition, either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's common shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. Subject to ATEBT shareholder approval, the Company and ATEBT expect that this transaction will close during the fourth quarter of 2000.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

Acquisitions

During the period July 1, 2000 through August 11, 2000 the Company fully funded the Casa Ramon FMB (see Note 2). In addition, the Company acquired seven FMBs for an aggregate purchase price of $50,625,758, not including bond selection fees and expenses of approximately $1,013,000. One of the FMBs is a taxable FMB acquired in connection with the purchase of a tax-exempt FMB. The taxable FMB is secured by the same Underlying Property which secures the associated tax-exempt FMB. Further information regarding the FMBs is as follows:

                                                     Stated                           Face          No. of
                                    Closing         Interest         Call Date/      Amount         Rental
Property/Location                     Date            Rate         Maturity Date     of FMB          Units
-----------------                   -------         --------       -------------     ------         ------
TAX-EXEMPT FIRST MORTGAGE BONDS

OWNED BY CHARTER MAC EQUITY ISSUER TRUST

Parks at Westmoreland/              7/17/00         8.5%              7/1/17         9,535,000       250
  DeSota, TX                                                          7/1/40

King's Villages/                    7/26/00         8.5%              12/1/16       17,650,000       313
  Pasadena, CA                                                        12/1/36

Bay Colony/                         8/9/00          7.5%              7/15/17       10,100,000       248
  League City, TX                                                     7/15/42

Autumn Ridge/                       8/11/00         8.0%              8/1/27         9,304,230       192
  San Marcos, CA                                                      8/1/37

Village Green/                      8/11/00         8.5%              1/1/17         3,078,000       128
  Merced, CA                                                          1/1/37

Village Green/                      8/11/00         8.5%              1/1/14           503,528       128
  Merced, CA                                                          1/1/14
                                                                                 -------------
                                                                                   $50,170,758
                                                                                 =============
TAXABLE FIRST MORTGAGE BONDS

OWNED BY THE COMPANY (NOT INCLUDING ITS CONSOLIDATED SUBSIDIARIES)

Parks at Westmoreland/              7/17/00         9.0%              11/1/09    $     455,000       250
  DeSota, TX                                                          11/1/09    ============

SECURITIES OFFERING BY SUBSIDIARY

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

On July 21, 2000, a subsidiary of the Company completed a $79 million tax-exempt preferred equity offering comprising 48 "Series A-1 Cumulative Preferred Shares" with an aggregate liquidation amount of $24 million and 110 "Series B Subordinate Cumulative Preferred Shares" with an aggregate liquidation amount of $55 million. The shares were purchased by Merrill Lynch & Co. and then sold to qualified institutional investors. The Company received net proceeds of approximately $76,141,000 from this offering.

The Series A-1 Cumulative Preferred Shares rank senior to the Company's common shares and the Company's Convertible Preferred Shares and pari passu with the Issuer's Series A Cumulative Preferred Shares (see Note 7) and senior to the Series B Subordinate Cumulative Preferred Shares. The Series A-1 Cumulative Preferred Shares have identical terms to the Series A Cumulative Preferred shares except as to the annual preferred dividend rate of 7.10% and the Liquidation Amount of $500,000 per share.

The Series B Subordinate Cumulative Preferred Shares rank senior to the Company's common shares and the Company's Convertible Preferred Shares and junior to the Issuer's Series A and Series A-1 Cumulative Preferred Shares. The shares have an annual preferred dividend rate of 7.60% through November 30, 2010 payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year commencing October 31, 2000 but only after payment of all distributions payable with respect to the Series A and Series A-1 Cumulative Preferred Shares and any other senior securities. The Series B Subordinate Cumulative Preferred Shares are subject to mandatory tender by the holders at the Liquidation Amount of $500,000 per share thereof for remarketing and purchase on November 30 2010 under the same terms as the Series A and Series A-1 Cumulative Preferred Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust which is engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt participating and non-participating first mortgage bonds ("FMBs") issued by various state or local governments or other agencies or authorities and secured by participating and non-participating mortgage loans on the underlying properties ("Underlying Properties"). FMBs that contain provisions for participating interest are referred to as "participating"; FMBs lacking this provision are "non-participating". As of June 30, 2000, the Company owned a portfolio of 82 FMBs and had net assets of approximately $330,000,000.

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

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Manager is a single purpose affiliate of Related which is controlled by the same individuals and entities which own Related. The Manager benefits from its affiliation with Related because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of first mortgage bonds the Company could invest in or acquire. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 25 years. Related has provided debt and equity financing to properties valued at over $9 billion. According to the 1999 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.

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

The Company requires long-term financing in order to invest in and hold its portfolio of FMBs. To date, this long-term liquidity has come from the Company's Private Label Tender Option Program, preferred equity offerings by a subsidiary, the issuance of convertible preferred shares and secured borrowings under securitization transactions (see "Capital Raising Transactions" below). These financing sources have expected lives equal to the expected lives of the FMBs used to collateralize them although, in accordance with prudent business practice and industry standards, the surety and liquidity commitment relating to the Private Label Tender Option Program have shorter terms. The surety commitment has three years remaining on its five year term and the liquidity commitment is a one year renewable commitment. The Company expects to renew or replace such commitments upon expiration of their terms. On a short-term basis, the Company requires funds to pay its operating expenses and to make distributions to its shareholders. The primary sources of the Company's short-term liquidity are the interest income from the FMBs and promissory notes in excess of the related financing costs, and interest income from cash and temporary investments. The Company believes that its long-term financing sources, explained in more detail below, and its short-term liquidity are adequate to meet its current and projected long-term and short-term liquidity requirements.

During the six months ended June 30, 2000 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $34,508,000. The increase was primarily due to cash provided by operating activities ($15,933,000), the net sale of temporary investments ($15,186,000), principal payments received from loans made to properties ($118,000), an increase in minority interest in subsidiary ($73,000,000), and the issuance of convertible preferred shares ($25,652,000). Uses of cash included the purchase of first mortgage bonds ($78,442,000), an increase in deferred bond selection costs ($1,781,000), an increase in other deferred costs ($197,000), distributions paid to the Manager and shareholders of the Company and to preferred shareholders of subsidiary ($13,578,000), an increase in restricted cash and cash equivalents ($904,000) and an increase in deferred costs relating to the Private label Tender Option Program ($498,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a loss on a disposition of other bond related investment ($35,000) and net amortization of ($746,000).

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

The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $378,000 and $702,000 and $1,062,000 and $1,426,000 was
not recognized for the three and six months ended June 30, 2000 and 1999, respectively.

In July and August 2000, distributions of $1,490,625 ($33,125 per preferred share), $294,680 ($.151 per cumulative preferred share) and $5,454,394 ($.242 per share), respectively, which were declared in June 2000, were paid to the preferred shareholders of subsidiary and shareholders of the Company, respectively, from cash flow from operations for the quarter ended June 30, 2000.

The Company sold an option to acquire the Sunset bonds for $35,250,000. The right to exercise the option shall commence on January 1, 2001 and shall continue as long as the bonds are outstanding.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

CAPITAL RAISING TRANSACTIONS

(i) PRIVATE LABEL TENDER OPTION PROGRAM

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999 and March 2000, the Company successfully negotiated increases in its TOP to $200,000,000 and $300,000,000, respectively. As of June 30, 2000, the Company has contributed 48 issues of FMBs in the aggregate principal amount of approximately $440,512,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed 40 of those FMBs, with an aggregate principal amount of approximately $35,006,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $250,000,000 at June 30, 2000, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 5.4% and 4.2% for the six months ended June 30, 2000 and 1999, respectively.

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

(iii) CONVERTIBLE PREFERRED SHARES

On May 10, 2000, the Company completed a $27,496,980 private placement ( the "Convertible Preferred Offering") of convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Company in-curred an Initial Purchasers' Discount of $1,109,220 and other related costs of $512,863 resulting in net proceeds of $25,580,217.

The Convertible Preferred Offering enables financial institutions to receive certain regulatory benefits in connection with their investment. Other than for this regulatory benefit feature, the Convertible Preferred Shares are economically similar to Common Shares. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. In addition to the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as common shareholders of the Company. The preferred investors, at their option, have the ability to convert their Convertible Preferred Shares into common shares at a predetermined conversion price of $15.33 per common share which represents the Company's book value per common shares as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to a special allocation of the regulatory benefit.

The Company expects to raise additional equity in the future from similar financial institutions that can utilize the regulatory benefits that have not previously been allocated to other holders of the Convertible Preferred Shares. While the Company expects that these future offerings will be a source of liquidity, it is only one of many sources of potential liquidity. Furthermore, there is no assurance that the Company will be able to consummate such transactions or the price or terms on which the offering may be consummated. If the federal regulatory agencies which monitor these regulatory benefits were to determine that an investment in the Convertible Preferred Shares did not result in the financial institutions being able to receive these regulatory benefits, the Company would lose this potential source of liquidity.

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

During the period May 1999 through December 1999, the Company transferred ten FMBs with an aggregate face amount of $82,219,500 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $80,769,616. The amortized cost basis of these FMB's at June 30, 2000 was $80,719,580.

During June 1999, Merrill Lynch purchased three FMBs with an aggregate face amount of $22,430,000. The FMBs were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $15,000 for an aggregate purchase price of $579,118 which includes bond selection and other transaction costs.

In order to facilitate the securitizations, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At June 30, 2000, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $90,523,000, $1,932,442 and $30,355,000, respectively.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.9%, annualized, for the six months ended June 30, 2000.

ACQUISITIONS

During the period January 1, 2000 through August 11, 2000, the Company acquired twenty FMBs for an aggregate purchase price of approximately $129,068,000, not including bond selection fees and expenses of approximately $2,581,000. In addition the Company fully funded approximately $4,690,000 of the remaining balance of the Casa Ramon FMB. The purchases were financed by the TOP and securitization transactions. Three of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs.

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

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $26,691,000 and net assets of approximately $25,262,000 at June 30, 2000. The four tax-exempt first mortgage bonds have an aggregate outstanding loan balance of $23,775,000 at June 30, 2000, have interest rates of 9% and have underlying properties located in different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,501,481 shares at June 30, 2000) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2000 as compared to 1999, total revenues, total expenses and net income increased due to the net result of the acquisition of 28 FMBs during 2000 and 1999, and the repayment of two of three FMBs repaid during 1999.

Interest income from FMBs increased approximately $3,974,000 and $7,258,000 for the three and six months ended June 30, 2000 as compared to 1999. An increase of $6,544,000 was due to the acquisition of 28 FMBs during 2000 and 1999 (the "2000 and 1999 Acquisitions") and a decrease of $489,000 was due to the repayment of two of the three FMBs repaid during 1999 (the "1999 Repayments"). Excluding the above increase and decrease, interest income from FMBs increased approximately 12% and 11% for the three and six months ended June 30, 2000 as compared to 1999. The increase was primarily due to the receipt of participating interest from the Sunset Creek, Sunset Village, Sunset Downs, Sunset Terrace FMBs and receipt of deferred Base interest relating to prior periods with respect to the Pelican Cove FMB partially offset by a decrease in interest income from the Cypress Run FMB.

Interest income from other bond related investments in the amount of approximately $80,000 and $200,000 was recorded for the three and six months ended June 30, 2000 relating to three RITES purchased in June 1999.

Interest income from temporary investments increased approximately $501,000 and $866,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to cash pledged as collateral in 2000 relating to securitization transactions.

Interest income from promissory notes increased approximately $74,000 and $151,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to a loan made to the obligor of the Country Lake FMB in November 1999.

Interest expense increased approximately $698,000 and $1,604,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to increases in secured borrowings during the period May 1999 through December 1999.

Recurring fees relating to the Private Label Tender Option program increased approximately $181,000 and $288,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to a higher outstanding balance of the TOP in 2000.

Loan servicing and asset management fees increased approximately $122,000 and $231,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to an increase of $142,000 and $260,000 and a decrease of $23,000 and $34,000 relating to the 2000 and 1999 Acquisitions and the 1999 Repayments, respectively.

General and administrative expenses increased approximately $130,000 and $243,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to an increase in public relations expenses, a loss on disposal of the Avalon Court RITE, an increase in other fees and an increase in expense reimbursements to the Manager and its affiliates due to the 2000 and 1999 Acquisitions.

Amortization increased approximately $40,000 for the three months ended June 30, 2000 as compared to 1999 primarily due to an increase in amortization of deferred costs relating to the TOP and deferred costs relating to the issuance of preferred shares of subsidiary.

A loss on repayment of one FMB in the amount of approximately $25,000 was recorded for the six months ended June 30, 1999.

Income allocated to preferred shareholders of subsidiary for the three and six months ended June 30, 2000 relates to the Preferred Offering executed on June 29, 1999.

Minority interest in income of subsidiary increased approximately $1,309,000 and $1,874,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to a higher outstanding balance of the TOP in 2000.

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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates, primarily Bond Market Association ("BMA") and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under these financing programs, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $330,719,580 outstanding under these financing programs at June 30, 2000, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $1,654,000; a 1.0% increase in BMA would decrease annual net income by approximately $3,308,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the FMBs, in the same amounts as described above. During June of 1999, a subsidiary of the Company completed a $90 million Preferred Offering. These preferred shares carry a fixed dividend rate of 6 5/8% through June 30, 2009, and so are not impacted by changes in market interest rates.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of FMBs. The Company estimates the fair value for each FMB as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's FMBs will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs from its June 30, 2000 value of $654,058,000 to approximately $577,473,000. A 1% decline in interest rates would increase the value of the June 30, 2000 portfolio to approximately $754,370,000. Changes in the estimated fair value of the FMBs do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings -

        The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

          On May 10, 2000, the Company completed a private placement ( the "Convertible Preferred Offering") of $27,496,980 convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Company incurred an Initial Purchasers' Discount of $1,109,220 and the other related costs of $512,863 resulting in the net proceeds of $25,874,897, prior to the declaration of dividends of $294,680. The Convertible Preferred Offering enables financial institutions to receive certain regulatory benefits in connection with their investment.

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

          The Company expects to raise additional equity in the future from similar financial institutions that can utilize the regulatory benefits that have not previously been allocated to other holders of the Convertible Preferred Shares. While the Company expects that these future offerings will be a source of liquidity, it is only one of many sources of potential liquidity. Furthermore, you should be aware, that there is no assurance that the Company will be able to consummate such transactions or the price or terms on which the offering may be consummated. Of course, in the federal regulatory agencies which monitor these regulatory benefits were to determine that an investment in the Convertible Preferred Shares did not result in the financial institutions being able to receive these regulatory benefits, the Company would lose this potential source of liquidity.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

          John B. Roche ceased to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes was appointed interim Chief Financial Officer effective May 15, 2000. Michael I. Wirth has been appointed to the position of Chief Financial Officer and will replace Alan P. Hirmes effective August 16, 2000.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               27     Financial Data Schedule (filed herewith).

        (b)    Reports on Form 8-K

               No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date:   August 13, 2000                      By:/s/ Stuart J. Boesky
                                                -------------------------------
                                                Stuart J. Boesky
                                                Managing Trustee, President
                                                and Chief Executive Officer




Date:   August 13, 2000                      By:/s/ Alan P. Hirmes
                                                -------------------------------
                                                Alan P. Hirmes
                                                Interim Chief Financial Officer