Form 10-Q
period 2000-09-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2000-11-14
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
         -------------------------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



         Delaware                                      13-3949418
------------------------------------              ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



625 Madison Avenue, New York, New York                   10022
--------------------------------------               -------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              --------------  --------------
                                                              September 30,    December 31,
                                                                  2000            1999
                                                              --------------  --------------
ASSETS
   First mortgage bonds-at fair value                           $728,773,055    $587,892,000
   Other bond related investments-at fair value                    9,360,000         560,000
   Temporary investments                                          36,605,000      45,541,000
   Cash and cash equivalents                                      25,603,715       8,653,503
   Cash and cash equivalents-restricted                            1,387,806       1,028,209
   Interest receivable, net                                        3,796,788       2,803,278
   Promissory notes receivable                                    10,180,079      10,148,060
   Deferred costs, net                                            20,522,570      14,222,451
   Goodwill, net                                                   2,416,195       2,674,626
   Other assets                                                      472,654         268,097
                                                                ------------   -------------
Total assets                                                    $839,117,862    $673,791,224
                                                                ------------   -------------
                                                                ------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Secured borrowings                                            $80,698,630     $80,769,616
   Accounts payable, accrued expenses and
      other liabilities                                            2,819,066       2,306,306
   Due to Manager and affiliates                                   1,607,278       1,218,211
   Distributions payable to preferred shareholders
      of subsidiary                                                2,651,081       1,490,625
   Distributions payable to convertible
      preferred shareholders                                         515,690               0
   Distributions payable to common shareholders                    5,454,396       5,453,971
                                                                ------------   -------------
Total liabilities                                                 93,746,141      91,238,729
                                                                ------------   -------------
Minority interest in subsidiary
   (subject to mandatory redemption)                             250,000,000     177,000,000
                                                                ------------   -------------
Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                   169,000,000      90,000,000
                                                                ------------   -------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owners' equity-convertible preferred
      shareholders (1,946,000 shares, issued and
      outstanding)                                                25,838,003               0
   Beneficial owner's equity-manager                                 626,545         441,878
   Beneficial owners' equity-other common shareholders
      (50,000,000 shares authorized; 20,591,017 issued
      and 20,582,617 outstanding and 20,589,375
      shares issued and 20,580,975 outstanding in
      2000 and 1999, respectively)                               313,874,559     312,800,380
   Treasury shares of beneficial interest (8,400 shares)            (103,359)       (103,359)
   Accumulated other comprehensive income (loss)                 (13,864,027)      2,413,596
                                                                ------------   -------------
Total shareholders' equity                                       326,371,721     315,552,495
                                                                ------------   -------------
Total liabilities and shareholders' equity                      $839,117,862    $673,791,224
                                                                ------------   -------------
                                                                ------------   -------------

                 See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    ---------------------------  ---------------------
                                    ---------------------------  ---------------------
                                         Three Months Ended        Nine Months Ended
                                             September 30,             September 30,
                                    ---------------------------  ---------------------
                                         2000           1999          2000        1999
                                    ---------------------------  ---------------------
Revenues:
   Interest income:
      First mortgage bonds          $14,320,276    $10,045,763   $37,999,628  $26,466,707
      Other bond related
        investments                      72,499        154,877       288,715      177,255
      Temporary investments             861,495        556,614     1,985,887      814,611
      Promissory notes                  266,637        164,792       749,481      496,605
                                    -----------    -----------   -----------  -----------
      Total revenues                 15,520,907     10,922,046    41,023,711   27,955,178
                                    -----------    -----------   -----------  -----------
Expenses:
   Interest expense                     998,044        558,758     2,975,803      932,236
   Recurring fees relating to the
      Private Label Tender Option
      Program                           619,086        364,265     1,575,542    1,032,934
   Loan servicing and asset
      management fees                   468,980        352,300     1,294,789      947,156
   General and administrative           684,689        389,990     1,605,075    1,092,959
   Amortization                         139,650        105,944       376,579      270,270
                                    -----------    -----------   -----------  -----------
      Total expenses                  2,910,449      1,771,257     7,827,788    4,275,555
                                    -----------    -----------   -----------  -----------

Income before minority interests     12,610,458      9,150,789    33,195,923   23,679,623
   Income allocated to preferred
      shareholders of subsidiary     (2,651,081)    (1,490,625)   (5,632,331)  (1,523,750)
   Minority interest in income of
      subsidiary                     (2,742,145)    (1,388,095)   (7,153,903)  (3,926,045)
                                    -----------    -----------   -----------  -----------
Net income                          $ 7,217,232    $ 6,272,069   $20,409,689  $18,229,828
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------

Allocation of net income to:
   Special distribution to Manager  $   706,003    $   540,172   $ 1,942,184  $ 1,434,413
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------

   Manager                          $    65,112    $    57,319   $   184,675  $   167,954
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------
   Shareholders:
   Common shareholders              $ 5,889,308    $ 5,674,578   $17,417,379  $16,627,461
   Convertible Preferred
      Shareholders                      556,809              0       865,451            0
                                    -----------    -----------   -----------  -----------
   Total for shareholders           $ 6,446,117    $ 5,674,578   $18,282,830  $16,627,461
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------

Net income per share
   Basic                            $       .29    $       .28   $       .85  $       .81
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------
   Diluted                          $       .29    $       .28   $       .85  $       .81
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------

Weighted average shares
   outstanding
   Basic                             22,528,617     20,580,975    21,605,063   20,580,682
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------
   Diluted                           22,569,179     20,580,975    21,626,702   20,580,682
                                    -----------    -----------   -----------  -----------
                                    -----------    -----------   -----------  -----------

                 See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                         Beneficial                Beneficial
                                          Owner's                   Owners'
                                          Equity -   Beneficial     Equity-     Treasury                 Accumulated
                                       Convertible    Owner's       Other       Shares of    Comprehen-     Other
                                        Preferred    Equity -       Common      Beneficial     sive     Comprehensive
                                      Shareholders    Manager    Shareholders   Interest      Income    Income (Loss)     Total
                                     -------------  -----------  ------------- -----------  -----------  ------------- -----------
Balance at January 1, 2000                          $   441,878  $312,800,380   $(103,359)               $  2,413,596  $315,552,495
Issuance of shares of beneficial
 interest                                                     0        20,000           0                           0        20,000
Issuance of convertible preferred
 shares                               $25,782,922                                                                        25,782,922
Comprehensive income:
Net income                                865,451     2,126,859    17,417,379           0   $20,409,689             0    20,409,689
Other comprehensive loss:
  Net unrealized loss on first
   mortgage bonds and bond related
   investments:
  Net unrealized holding loss arising
   during the period                                                                        (16,312,696)
  Add:  Reclassification adjustment
   for loss included in net income
                                                                                                 35,073
                                                                                            -----------
Other comprehensive loss                                                                    (16,277,623)  (16,277,623)  (16,277,623)
                                                                                            -----------
Comprehensive income                                                                        $ 4,132,066
                                                                                            -----------
                                                                                            -----------
Distributions                            (810,370)   (1,942,192)  (16,363,200)          0                           0   (19,115,762)
                                      ------------  ------------ -------------  ----------               ------------  ------------
Balance at September 30, 2000         $25,838,003   $   626,545  $313,874,559   $(103,359)               $(13,864,027) $326,371,721
                                      ------------  ------------ -------------  ----------               ------------  ------------
                                      ------------  ------------ -------------  ----------               ------------  ------------

                 See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              -----------------------------
                                                                    Nine Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                    2000          1999
                                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  20,409,689   $  18,229,828
                                                              --------------  --------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Loss on repayment of first mortgage bond                                0          25,493
   Loss on disposition of other bond related
      investment                                                      35,073               0
   Amortization                                                      376,579         270,270
   Amortization of goodwill                                          258,431         210,613
   Amortization of bond selection costs                              571,557         275,835
   Accretion of deferred income                                      (36,426)        (49,659)
   Income allocated to preferred shareholders
      of subsidiary                                                5,632,331       1,523,750
   Changes in operating assets and liabilities:
      Interest receivable                                           (993,510)       (528,970)
      Other assets                                                  (204,557)        (39,999)
      Accounts payable, accrued expenses and
        other liabilities                                            542,578      (5,762,791)
      Due to Manager and
        affiliates                                                   452,273         107,986
                                                              --------------  --------------
   Total adjustments                                               6,634,329      (3,967,472)
                                                              --------------  --------------
Net cash provided by operating activities                         27,044,018      14,262,356
                                                              --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of first mortgage bonds                   191,874       5,100,000
   Purchase of first mortgage bonds                             (157,356,358)   (118,400,500)
   Proceeds from repayment of other bond
      related investment                                               5,000               0
   Purchase of other bond related investments                     (9,009,000)       (540,178)
   Increase in deferred bond selection costs                      (3,670,261)     (2,735,509)
   Net sale (purchase) of temporary investments                    8,936,000     (30,711,000)
   Increase in other deferred costs                                 (144,111)              0
   Loans made to properties                                         (200,000)       (307,185)
   Principal payments received from loans made to
      properties                                                     167,981         163,338
   Increase in other assets                                                0        (251,500)
                                                              --------------  --------------
Net cash used in investing activities                           (161,078,875)   (147,682,534)
                                                              --------------  --------------

                                                                     (continued)

                 See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              -----------------------------
                                                                    Nine Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                     2000          1999
                                                              --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to the Manager and common
      shareholders of the Company                                (18,183,373)    (16,232,727)
   Distributions paid to preferred shareholders
      of subsidiary                                               (4,471,875)              0
   Distributions paid to convertible
      preferred shareholders of the Company                         (294,680)              0
   Increase in cash and cash equivalents - restricted               (359,597)       (870,154)
   Proceeds from secured borrowings                                        0      52,807,000
   Principal repayments of secured borrowings                        (70,986)              0
   Increase in minority interest in subsidiary                    73,000,000       7,000,000
   Increase in deferred costs relating to the
      Private Label Tender Option Program                           (536,531)       (360,132)
   Issuance of preferred stock of subsidiary                      79,000,000      90,000,000
   Increase in deferred costs relating to
      the issuance of preferred stock of subsidiary               (2,880,811)     (3,604,878)
   Issuance of convertible preferred shares of the
      Company                                                     25,782,922               0
                                                                ------------    ------------
Net cash provided by financing activities                        150,985,069     128,739,109
                                                                ------------    ------------
Net increase (decrease) in cash and
   cash equivalents                                               16,950,212      (4,681,069)
Cash and cash equivalents at the
   beginning of the period                                         8,653,503      13,093,023
                                                                ------------    ------------
Cash and cash equivalents at the
   end of the period                                            $ 25,603,715    $  8,411,954
                                                                ------------    ------------
                                                                ------------    ------------
SUPPLEMENTAL INFORMATION:
   Interest paid                                                $  2,987,852    $    746,839
                                                                ------------    ------------
                                                                ------------    ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH
   ACTIVITIES:

Payable to trustees liquidated through the issuance
   of shares of beneficial interest                             $     20,000    $     20,000
                                                                ------------    ------------
                                                                ------------    ------------

Adjustment to goodwill due to the
 Discounted Cash Settlement:

   Decrease in goodwill                                         $          0    $  1,698,986
   Decrease in accounts payable, accrued
      expenses and other liabilities                                       0      (1,698,986)
                                                                ------------    ------------

                                                                $          0    $          0
                                                                ------------    ------------
                                                                ------------    ------------


                 See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A-1 for the year ended December 31, 1999.

The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's FMBs and other investments.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137 and 138, it is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives or engage in hedging activities, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without consideration. The Company's management does not believe that application of this statement will have a material impact on the Company's financial statements.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE 2 - FIRST MORTGAGE BONDS

As of September 30, 2000, the Company and its consolidated subsidiaries owned a portfolio of investments consisting of participating tax-exempt FMBs, fixed rate tax-exempt FMBs, RITES, and taxable FMBs. The taxable FMBs were acquired in connection with the purchase of tax-exempt FMBs and are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. The following table provides certain information with respect to each of the FMBs.

                                                               Table of Investments
                                                               --------------------
                                                                   Stated                                    Original     Fair Value
                                                      Closing     Interest                                 Face Amount  at September
Property                         Location               Date        Rate      Call Date  Maturity Date        of FMB    30, 2000 (A)
--------                         --------             --------    --------    ---------  -------------    ------------  ------------
Tax-Exempt First Mortgage Bonds
-------------------------------
Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------
Highpointe Club (K)(N)           Harrisburg, PA       7/29/86      8.50%      (Z)            June 2006    $   8,900,000   $5,639,000
                                                                                                          -------------   ----------
Owned by Charter Mac Equity Issuer Trust (H)
--------------------------------------------
Autumn Ridge                     San Marcos, CA       8/11/00      (AA)       Aug. 2027      Aug. 2037        9,304,230    9,304,000
Bay Colony                       League City, TX      8/9/00       7.50       Jul. 2017      Jul. 2042       10,100,000   10,100,000
Barnaby Manor (P)(S)(X)          Washington, DC       11/23/99     7.375      May 2017       May 2032         4,500,000    4,456,000
Casa Ramon (P)(X)                Orange County, CA    6/8/99 (Q)   7.50       Oct. 2016      Sep. 2035        4,744,000    4,777,000
Del Monte Pines (R)(P)(X)        Fresno, CA           5/6/99       6.80       May 2017       May 2036        11,000,000   10,043,000
Douglas Pointe(O)(S)(R)(X)       Miami, FL            9/28/99      7.00       Oct. 2026      Sept. 2041       7,100,000    6,673,000
Forest Hills (R)(P)(X)           Garner, NC           12/15/98     7.125      June 2016      June 2034        5,930,000    5,628,000
Fort Chaplin (M)(P)(X)           Washington, DC       12/21/99     6.90       Jan. 2016      Jan. 2036       25,800,000   23,901,000
Franciscan Riviera (P)(R)(X)     Antioch, CA          8/24/99      7.125      Apr. 2016      Aug. 2036        6,587,500    6,302,000
Garfield Park (P)                Washington, DC       8/31/99      7.25       Aug. 2017      Aug. 2031        3,260,000    3,173,000
Grace Townhomes (O)              Ennis, TX            5/23/00      7.50       June 2017      June 2042        5,225,600    5,262,000
Greenbriar (M)(P)(X)             Concord, CA          5/6/99       6.875      May 2017       May 2036         9,585,000    8,847,000
Kings Villages                   Pasadena, CA         7/26/00      8.50       Dec. 2016      Dec. 2036       17,650,000   17,650,000
Hamilton Gardens (R)(P)(X)       Hamilton, NJ         3/26/99      (U)        Apr. 2015      Mar. 2035        6,400,000    6,106,000
Hidden Grove (X)                 Miami, FL            9/26/00      7.40       Oct. 2017      Oct. 2042        8,600,000    8,600,000
Lake Jackson (R)(X)              Lake Jackson, TX     12/22/98     7.00       Jan. 2018      Jan. 2041       10,934,000   10,276,000
Lakemoor (O)(S)                  Durham, NC           12/23/99     7.25       Jan. 2017      Dec. 2041        9,000,000    8,761,000
Lake Park (P)(X)                 Turlock, CA          6/8/99 (T)   7.25       Oct. 2015      Sep. 2035        3,638,000    3,541,000
Lakes Edge At Walden (P)(M)      Miami, FL            7/1/99       6.90       June 2016      May 2035        14,850,000   13,757,000
Lennox Park (O)(S)(M)(X)         Gainesville, GA      7/29/99      6.80       Aug. 2021      July 2041       13,000,000   11,869,000
Lewis Place (O)(S)(M)(X)         Gainsville, FL       6/22/99      (I)        June 2016      June 2041        4,000,000    3,625,000
Mountain Ranch (R)(O)(X)         Austin, TX           12/23/98     7.125      Jan. 2018      Jan. 2041        9,128,000    8,732,000
Newark Commons (O)(X)            New Castle, DE       5/17/00      7.30       Nov. 2017      May 2043        14,300,000   14,016,000
Oaks at Hampton (X)              Dallas, TX           4/27/00      7.20       Mar. 2017      Mar. 2040        9,535,000    9,217,000

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (CONTINUED)

                                                                 Stated                                    Original      Fair Value
                                                    Closing     Interest                                 Face Amount    at September
Property                       Location              Date        Rate      Call Date  Maturity Date        of FMB       30, 2000 (A)
--------                       --------             --------    --------   ---------  -------------  ----------------- -------------
Parks at Westmoreland          De Sota, TX          7/17/00      8.50       Jul. 2017      Jul. 2040      9,535,000        9,535,000
Princess Anne House (O)(X)     Virginia Beach, VA   4/6/00       7.50       Apr. 2027      Apr. 2042      7,500,000        7,552,000
Running Brook (X)              Miami, FL            9/27/00      7.40       Jan. 2018      Dec. 2042      8,495,000        8,495,000
San Marcos (O)(X)              San Marcos, TX       5/23/00      7.375      Mar. 2017      Mar. 2042      7,231,000        7,160,000
Southwest Trails (X)           Austin, TX           8/14/00      7.35       June 2017      June 2042      6,500,000        6,500,000
Standiford (P)(R)(X)           Modesto, CA          9/20/99      7.125      Apr. 2016      Aug. 2036      9,520,000        9,107,000
Summerlake (O)(S)(X)           Davie, FL            3/14/00      7.40       Apr. 2027      Mar. 2042      5,600,000        5,564,000
Sunset Creek (M)(Y)(AB)(AE)    Lancaster, CA        3/25/88      8.50       (AC)           Mar. 2008      8,275,000        6,181,000
Sunset Village (M)(Y)(AB)(AE)  Lancaster, CA        3/25/88      8.50       (AC)           Mar. 2008     11,375,000        8,506,000
Sycamore Woods (R)(P)(X)       Antioch, CA          5/6/99       6.875      May 2017       May 2036       9,415,000        8,691,000
Tallwood (O)(S)(R)(X)          Virginia Beach, VA   9/30/99      7.25       Nov. 2017      Oct. 2041      6,205,000        6,040,000
Village Green                  Merced, CA           8/11/00      8.50       Jan. 2017      Jan. 2037      3,078,000        3,078,000
Village Green                  Merced, CA           8/11/00      8.50       Jan. 2014      Jan. 2014        503,528          504,000
                                                                                                       --------------   ------------
                                                                                                        317,403,858      301,529,000
                                                                                                       --------------   ------------

                                                                 Stated                                    Original      Fair Value
                                                    Closing     Interest                                 Face Amount    at September
Property                       Location               Date        Rate      Call Date  Maturity Date        of FMB      30, 2000 (A)
--------                       --------             --------    --------    ---------  -------------   ---------------- ------------
Owned by Charter Mac Origination Trust I (H)(L)
-----------------------------------------------
Bay Club (K)                   Mt. Pleasant, SC     9/11/86      8.25       Sep. 2000      Sep. 2006      6,400,000        7,089,000
Clarendon Hills (K)            Hayward, CA          12/8/86      5.52       Dec. 2003      Dec. 2003     17,600,000       13,044,000
Cypress Run (AB)(AE)           Tampa, FL            8/14/86      5.50       Dec. 2005      Dec. 2030     15,402,428       13,269,000
East Ridge (K)                 Mt. Pleasant, SC     5/20/86      8.25       Mar. 2000      May 2010       8,700,000        9,637,000
Greenway Manor (K)(N)          St. Louis, MO        10/9/86      8.50       (Z)            Sept. 2006    12,850,000       14,665,000
The Lakes (K)                  Kansas City, MO      12/30/86     4.87       Dec. 2006      Dec. 2006     13,650,000       10,728,000
Loveridge (K)(N)               Contra Costa, CA     11/13/86     8.00       (Z)            Nov. 2006      8,550,000        5,740,000
Martin's Creek (K)             Summerville, SC      5/20/86      8.25       Mar. 2000      May 2010       7,300,000        8,086,000
                                                                                                         ----------       ----------
                                                                                                         90,452,428       82,258,000
                                                                                                         ----------       ----------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (CONTINUED)

                                                                  Stated                                   Original       Fair Value
                                                      Closing    Interest                                Face Amount    at September
Property                       Location                Date        Rate     Call Date  Maturity Date       of FMB       30, 2000 (A)
--------                       --------              --------    --------   ---------  -------------    --------------  ------------
Owned by Charter Mac Owner Trust I (J) (H)
------------------------------------------
Bedford Square (X)             Clovis, CA             8/25/98     (D)       Sep. 2017      Aug. 2040     3,850,000         3,295,000
Bristol Village (AB)           Bloomington, MN        7/31/87     7.50      Jan. 2010      Dec. 2027    17,000,000        17,118,000
Carrington Pointe (X)          Los Banos, CA          9/24/98     6.375     Oct. 2017      Sep. 2040     3,375,000         2,889,000
Cedarbrook (X)                 Hanford, CA            4/28/98     7.125     May 2017       May 2040      2,840,000         2,714,000
Cedar Creek (AB)(AE)           McKinney, TX           12/29/86    7.43      Oct. 2003      Oct. 2020     8,100,000         8,080,000
Cedar Pointe (K)(AB)           Nashville, TN          4/22/87     7.00      Apr. 2006      Apr. 2017     9,500,000         8,928,000
Chapel Ridge of
  Little Rock (O)(S)(X)        Little Rock, AR        8/12/99     7.125     Aug. 2015      Aug. 2039     5,600,000         5,357,000
Chapel Ridge of
  Texarkana (O)(S)(X)          Texarkana, AR          9/29/99     7.375     Oct. 2016      Sept. 2041    5,800,000         5,743,000
College Park (O)(S)            Naples, FL             7/15/98     (C)       Jul. 2025      Jul. 2040    10,100,000         9,831,000
Columbia at Bells Ferry(O)     Cherokee Co., GA       4/19/00     7.40      Apr. 2017      Apr. 2042    13,000,000        12,916,000
Country Lake (P)               West Palm Beach, FL    11/9/99     (V)       June 2015      June 2032     6,255,000         6,255,000
Crowne Pointe (K)(AB)          Olympia, WA            12/31/86    7.25      Sept. 2011     Aug. 2029     5,075,000         4,940,000
Falcon Creek (O)(S)(X)         Indianapolis, IN       9/14/98     (F)       Sep. 2016      Aug. 2038     6,144,600         5,981,000
Gulfstream (P)(X)              Dania, FL              7/22/98     7.25      Apr. 2016      Jul. 2038     3,500,000         3,400,000
Highland Ridge (K)(AB)         St. Paul, MN           2/2/87      7.25      June 2010      June 2018    15,000,000        14,601,000
Jubilee Courtyards (X)         Florida City, FL       9/15/98     (G)       Oct. 2025      Sep. 2040     4,150,000         3,900,000
Lakepoint (K)(AB)              Stone Mountain, GA     11/18/87    6.00      Jul. 2005      June 2017    15,100,000        12,164,000
Madalyn Landing (X)            Palm Bay, FL           11/13/98    7.00      Dec. 2017      Nov. 2040    14,000,000        13,158,000
The Mansion (AB)               Independence, MO       5/13/86     7.25      Jan. 2011      April 2025   19,450,000        19,289,000
Marsh Landings (X)             Portsmouth, VA         5/20/98     7.25      Jul. 2017      Jul. 2030     6,050,000         5,884,000
Newport Village (K)(AB)        Tacoma, WA             2/11/87     7.25      Sept. 2011     Aug. 2029    13,000,000        12,654,000
North Glen (K)(AB)             Atlanta, GA            9/30/86     (W)       Jul. 2005      June 2017    12,400,000        12,486,000
Northpointe Village (X)        Fresno, CA             8/25/98     (E)       Sep. 2017      Aug. 2040    13,250,000        13,342,000
Ocean Air (P)(S)(X)            Norfolk, VA            4/20/98     7.25      Jan. 2016      Nov. 2030    10,000,000         9,734,000
Orchard Hills (K)(AB)          Tacoma, WA             12/31/86    7.25      Sept. 2011     Aug. 2029     5,650,000         5,500,000
Orchard Mill (K)(AB)           Atlanta, GA            12/31/86    7.50      Jul. 2005      June 2017    10,500,000        10,573,000
Pelican Cove (AB)(AE)          St. Louis, MO          2/27/87     7.25      Oct. 2003      Oct. 2020    18,000,000        17,521,000
Phoenix (X)                    Stockton, CA           4/28/98     7.125     Nov. 2016      Oct. 2029     3,250,000         3,081,000
River Run (K)(X)               Miami, FL              8/7/87      8.00      (Z)            Aug. 2007     7,200,000         7,733,000
Shannon Lake (K)(AB)           Atlanta, GA            6/26/87     (B)       Jul. 2005      June 2017    12,000,000        11,278,000
Silvercrest (X)                Clovis, CA             9/24/98     7.125     Oct. 2017      Sep. 2040     2,275,000         2,176,000
South Congress (P)(X)          Austin, TX             5/3/00      7.50      Sep. 2016      Sep. 2036     6,300,000         6,344,000
Stone Creek (X)                Watsonville, CA        4/28/98     7.125     May 2017       Apr. 2040     8,820,000         8,422,000
Sunset Downs (Y)(AB)(AE)       Lancaster, CA          2/11/87     8.00      (AD)           May 2007     15,000,000        11,060,000
Sunset Terrace (Y)(AB)(AE)     Lancaster, CA          2/12/87     8.00      (AD)           May 2007     10,350,000         7,631,000

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (CONTINUED)

                                                              Stated                                    Original         Fair Value
                                                 Closing     Interest                                  Face Amount      at September
Property                  Location                 Date        Rate      Call Date  Maturity Date        of FMB         30, 2000 (A)
--------                  --------              --------    --------    ---------  -------------    ----------------- -------------
Owned by Charter Mac Owner Trust I (J) (H)
------------------------------------------
Thomas Lake (AB)          Eagan, MN              9/2/86       7.50       Jan. 2010     Dec. 2027       12,975,000        13,065,000
Walnut Creek (P)          Austin, TX             5/4/00       7.50       Sep. 2016     Sep. 2036        3,240,000         3,263,000
Walnut Creek (P)          Austin, TX             5/4/00       7.50       Sep. 2014     Sep. 2014          360,000           352,000
Walnut Park Plaza (X)     Philadelphia, PA       4/11/00      7.50       Apr. 2010     May 2030         5,500,000         5,538,000
Willow Creek (K)(AB)      Ames, IA               2/27/87      7.25       Jan. 2010     June 2022        6,100,000         5,938,000
                                                                                                     ------------      ------------
                                                                                                      350,059,600       334,134,000
                                                                                                     ------------      ------------
Subtotal - Tax-Exempt First Mortgage Bonds                                                            766,815,886       723,560,000
                                                                                                     ------------      ------------

                                                                Stated                                   Original        Fair Value
                                                   Closing     Interest                                Face Amount      at September
Property                    Location                 Date        Rate      Call Date  Maturity Date      of FMB         30, 2000 (A)
--------                    --------               --------    --------    ---------  -------------   -------------- ---------------
Taxable First Mortgage Bonds
----------------------------
Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------
Greenbriar (P)(X)           Concord, CA            5/6/99       9.00       May 2017       May 2036       2,015,000         2,015,000
Lake Park (P)(X)            Turlock, CA            7/15/99      9.00       Oct. 2015      Sep. 2035        375,000           375,000
Lakes Edge at Walden (P)    Miami, FL              10/6/99      11.00      June 2000      Aug. 2010      1,400,000         1,711,111
Oaks at Hampton (X)         Dallas, TX             4/27/00      9.00       May 2010       May 2010         525,000           525,000
Parks at Westmoreland (X)   De Sota, TX            7/17/00      9.00       Nov. 2009      Nov. 2009        455,000           455,000
Princess Anne (X)           Virginia Beach, VA     5/31/00      9.50       Jan. 2006      Jan. 2006        125,000           131,944
                                                                                                      ------------    --------------
Subtotal - Taxable First Mortgage Bonds                                                                  4,895,000         5,213,055
                                                                                                      ------------    --------------
  Total First Mortgage Bonds                                                                          $771,710,886      $728,773,055
                                                                                                      ------------    --------------
                                                                                                      ------------    --------------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (CONTINUED)

(A) The FMBs are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at September 30, 2000.

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

(M) These FMBs are pledged as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Note 3).

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

(Q) Initial advance in the amount of $50,000 was funded on June 8, 1999. The balance was funded on July 14, 2000.

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

(V) The interest rates for Country Lake are 6% until expected refunding in the fourth quarter 2000 and 7.25% thereafter.

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

(AA)The interest rates for Autumn Ridge are 8% through July 31, 2001 and 7.65% thereafter.

(AB)Pursuant to forbearance agreements, these FMBs have been modified.

(AC)These bonds are being modified pursuant to a forbearance agreement dated as of January 28, 2000 with a reduction in the interest rate to 5.4766% and an extension to call and maturity dates to December 2005 and December 2030, respectively.

(AD)These bonds are being modified pursuant to a forbearance agreement dated as of January 28, 2000 with a reduction in the interest rate to 5.4766% and an extension to call and maturity dates to December 2009 and December 2019, respectively.

(AE)Modifications of these FMBs are pending subject to issuer approval.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 2 - FIRST MORTGAGE BONDS (CONTINUED)

The weighted average interest rates recognized on the face amount of the portfolio of FMBs for the three and nine months ended September 30, 2000 and 1999 were 7.80% and 7.46% and 7.53% and 7.11%, respectively.

The Company accounts for its investments in the FMBs as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the FMBs are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income.

Because the FMBs are not readily marketable, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and upon the determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Manager. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge FMBs have been replaced with affiliates of the Manager who have not made equity investments. These affiliates have assumed the day-to-day responsibilities and obligations of the Underlying Properties. On September 29, 2000, the affiliates of the Manager sold 49% of Pelican Cove and Cedar Creek, with an option from the buyers to purchase the remaining 51% in 2001. These two FMBs were also modified. Under the modified terms, the interest rates were reduced to 7.25% and 7.43%, respectively. Buyers are being sought for the remaining two FMBs, who would make equity investments in the Underlying Properties and assume the nonrecourse obligations of these FMBs. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the FMB. The Company has no present intention of declaring a default on these FMBs. The aggregate carrying value of the remaining two FMBs at September 30, 2000 and December 31, 1999 was approximately $11,379,000 and $12,228,000, respectively, and the income earned from them for the nine months ended September 30, 2000 and 1999 was approximately $637,000 and $636,000, respectively.

From time to time, the Company, as an alternative to foreclosure in the event of a default, enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether to enter into permanent modifications or forbearance agreements on the FMBs, advance second mortgages, or alternatively, to pursue remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property performance, market conditions, owner cooperation and the projected costs of foreclosure and litigation, irrespective of whether or not the obligor has an affiliation with the Manager. Payments under each of the existing forbearance agreements are current as of September 30, 2000.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

The obligors of (i) 53 FMBs, as noted in footnote X to the Table of Investments above, and (ii) 2 RITES as noted under Other Bond Related Investments, are partnerships in which affiliates of the Manager are partners that own a controlling interest. Additionally, as discussed above, the original owners of underlying properties and obligors of two FMBs, as noted in footnote N to the Table of Investments above, have been replaced with affiliates of the Manager who have not made equity investments. These affiliates could have interests which do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of FMBs between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise decides to pursue some other remedy including foreclosure.

Certain of the Company's FMBs, as noted in footnote AB to the Table of Investments above, with an aggregate original face amount of $153,750,000, have previously been modified. FMBs with an aggregate original face amount of $86,502,428 are pending modification subject to issuer approval. These modifications have generally encompassed extensions of the maturities of the FMBs and extensions of prepayment lock out features and/or prepayment penalties as well as extensions of the mandatory redemption features. Stated interest rates have also been adjusted together with changes in the contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features are arrived at through negotiations between the Company and the obligors under the FMBs and vary dependent on the facts of a particular FMB, the owner of the Underlying Property, the Underlying Property's performance and requirements of bond counsel and local issuers. Should negotiations break down, the Company has the option to pursue its remedies including acceleration and foreclosure. In the future, the Company may modify other FMBs to reflect generally similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,304,000 and $1,859,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to the stated base rates of interest, 19 and 28 of the FMBs at September 30, 2000 and 1999, respectively, were participating FMBs, and so provided for "contingent interest". During the nine months ended September 30, 2000 and 1999, 8 and 5 FMBs paid contingent interest amounting to approximately $1,443,000 and $595,000, respectively.

From time to time, the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or to mitigate operating difficulties experienced by Underlying Properties, including past due real estate taxes and/or deferred maintenance items. Such advances typically are secured by promissory notes and/or second mortgages. As of September 30, 2000 the face amount of such

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

advances was $15,146,890, their rates range from 8% to 13% and their carrying value was $9,980,079, which is net of purchase accounting adjustments, and a reserve for collectibility of $138,000. Two advances with an aggregate face amount of $5,028,812, rates ranging from 8% to 10% and an aggregate carrying amount of $0 were advanced to two obligors which are affiliates of the Manager.

The amortized cost basis of the Company's portfolio of FMBs at September 30, 2000 and December 31, 1999 was $742,645,201 and $585,474,109, respectively. The net unrealized loss on FMBs in the amount of $13,872,146 at September 30, 2000 consisted of gross unrealized gains and losses of $10,889,170 and $24,761,316 respectively. The net unrealized gain on FMBs in the amount of $2,417,891 at December 31, 1999 consisted of gross unrealized gains and losses of $16,484,461 and $14,066,570, respectively.

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

During the period May 1999 through December 1999, the Company transferred FMBs with an aggregate face amount of $82,219,500 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $80,769,616. The amortized cost basis of these FMB's at September 30, 2000 was $80,698,630.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

As of September 30, 2000, Merrill Lynch held two FMBs, with an aggregate face amount of $14,190,000 that were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $10,000 for an aggregate purchase price of $373,810 which includes bond selection and other transaction costs.

In order to facilitate the securitizations, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At September 30, 2000, the total carrying amount of such additional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $90,523,000, $1,387,806 and $6,655,000, respectively.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.9%, annualized, for the nine months ended September 30, 2000.

NOTE 4 - OTHER BOND RELATED INVESTMENTS

The Company's other bond related investments consist of investments in RITES (see Note 3) and a $9,000,000 tax-exempt Multifamily Housing Revenue Refunding Bond. This bond, which bears interest at 8.75% and matures on July 1, 2008, is secured by a second mortgage and pledges of the partnership interests of the entity which owns the underlying property. The following table provides certain information with respect to each of the RITES.

                                                              Face
                                                             Amount       Amortized        Fair
                                                             of Rites    Cost Basis at   Value at
FMB                               Date      Face Amount      Interest     September      September
Description/Location           Purchased       of FMB        Purchased     30, 2000      30, 2000
--------------------           ---------    -----------    ------------  -------------   ----------
Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

RITES-Meadowview Park/
  Santa Rosa, CA               6/17/99       $ 6,250,000       $ 5,000     $156,936      $160,000
RITES-The Courtyards/
  Santa Rosa, CA               6/17/99         7,940,000         5,000      194,946       200,000
                                             -----------      --------     ---------   ----------
                                             $14,190,000       $10,000     $351,882      $360,000
                                             -----------      --------     ---------   ----------
                                             -----------      --------     ---------   ----------

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 5 - DEFERRED COSTS

The components of deferred costs are as follows:


                                                                       September 30,               December 31,
                                                                            2000                       1999
                                                                   --------------------          --------------
Deferred bond selection costs                                          $ 13,574,944                $ 9,904,683
Deferred costs relating to the Private Label Tender
  Option Program                                                          4,151,158                  3,614,627
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                                    6,486,142                  3,605,331
Other                                                                       316,150                    172,039
                                                                       ------------                -----------
                                                                         24,528,394                 17,296,680
Less:  Accumulated amortization                                          (4,005,824)                (3,074,229)
                                                                       ------------                -----------
                                                                       $ 20,522,570               $ 14,222,451
                                                                       ------------                -----------
                                                                       ------------                -----------

NOTE 6 - MINORITY INTEREST IN SUBSIDIARY

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. In March 2000, the Company negotiated an increase in the maximum amount of capital that can be raised under the TOP to $300,000,000. As of September 30, 2000, the Company has contributed FMBs in the aggregate principal amount of approximately $440,512,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed certain of those FMBs, with an aggregate principal amount of approximately $350,060,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $250,000,000 at September 30, 2000, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trust.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 5.4% and 4.3% for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 7 - PREFERRED SHARES OF SUBSIDIARY

On June 29, 1999 a subsidiary of the Company completed a $90 million tax-exempt preferred equity offering (the "Preferred Offering") comprised of 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments, Inc. (the "Initial Purchasers"). The Initial Purchasers then sold the Series A Cumulative Preferred Shares to qualified institutional investors.

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly-owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of FMBs held by the Origination Trust and Owner Trust, its directly-owned and indirectly-owned subsidiaries (see Note 6). In addition to contributing the ownership of the Origination Trust, the Company also contributed certain additional FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. The Company received net proceeds of approximately $86,391,000 from the Preferred Offering.

The Series A Cumulative Preferred Shares have an annual preferred dividend rate of 6 5/8% through June 30, 2009, payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, which commenced October 31, 1999 and is payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter ("Quarterly Net Income"). The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to the Liquidation Amount of $2,000,000 per share plus, to the extent of the Issuer's Quarterly Net Income, an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares. Since inception, all quarterly distributions have been declared at an annualized rate of 6 5/8% and all distributions due have been paid.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

On July 21, 2000, a subsidiary of the Company completed a $79 million tax-exempt preferred equity offering comprised of 48 "Series A-1 Cumulative Preferred Shares" with an aggregate liquidation amount of $24 million and 110 "Series B Subordinate Cumulative Preferred Shares" with an aggregate liquidation amount of $55 million. The shares were purchased by Merrill Lynch & Co. and then sold to qualified institutional investors. The Company received net proceeds of approximately $76,141,000 from this offering.

The Series A-1 Cumulative Preferred Shares rank senior to the Company's common shares and the Company's Convertible Preferred Shares and pari passu with the Issuer's Series A Cumulative Preferred Shares (see Note 9) and senior to the Series B Subordinate Cumulative Preferred Shares. The Series A-1 Cumulative Preferred Shares have identical terms to the Series A Cumulative Preferred shares except as to the annual preferred dividend rate of 7.10% and the Liquidation Amount of $500,000 per share.

The Series B Subordinate Cumulative Preferred Shares rank senior to the Company's common shares and the Company's Convertible Preferred Shares and junior to the Issuer's Series A and Series A-1 Cumulative Preferred Shares. The shares have an annual preferred dividend rate of 7.60% through November 30, 2010 payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year commencing October 31, 2000 but only after payment of all distributions payable with respect to the Series A and Series A-1 Cumulative Preferred Shares and any other senior securities. The Series B Subordinate Cumulative Preferred Shares are subject to mandatory tender by the holders at the Liquidation Amount of $500,000 per share thereof for remarketing and purchase on November 30, 2010 under the same terms as the Series A and Series A-1 Cumulative Preferred Shares.

For financial accounting and reporting purposes, the Series A and Series A-1 Cumulative Preferred Shares and Series B Subordinate Cumulative Preferred Shares are classified as "Preferred shares of subsidiary (subject to mandatory repurchase)" in the accompanying consolidated balance sheets. Net income earned by the Issuer and its two subsidiaries is allocated to the holders of the Series A and Series A-1 Cumulative Preferred Shares and Series B Subordinate Cumulative Preferred Shares in an amount equal to the distributions to such holders. Such allocation of income is classified as "Income allocated to preferred shareholders of subsidiary" in the accompanying consolidated statements of income.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

All options granted will have an exercise price equal to or greater than the fair market value of the common shares on the date of the grant. The maximum option term is ten years from the date of grant. All share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. The Company's distributions per common share for the years ended December 31, 1997 and 1998 did not exceed $.9517 per share. In 1999, the Company distributed $.995 per common share, thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the shares outstanding as of December 31, 1999 was equal to 617,430 shares.

On May 1, 2000, options to purchase 297,830 common shares were granted to officers of the Company and certain employees of an affiliate of the Manager, none of whom are employees of the Company. The exercise price of these options is $11.5625 per share. The term of each option is ten years. The options will vest in equal installments on May 1, 2001, 2002 and 2003. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The 297,830 options granted on May 1, 2000 had an estimated fair value at September 30, 2000 of $.93 per option grant, or a total of $276,982. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 7.91%, expected volatility of 14%, and expected lives of ten years. None of the options granted during 2000 were exercised

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

or expired. The Company recorded compensation cost of $70,953 during the nine months ended September 30, 2000 relating to these option grants.

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or common shares based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or common shares. As of September 30, 2000 and December 31, 1999, 3,552 and 1,910 Shares, respectively, having an aggregate value at the date of issuance of $45,000 and $25,000, respectively, have been issued to the independent trustees as compensation for their services.

Effective May 3, 2000, the Company implemented a dividend reinvestment and share repurchase plan (the "Plan"). Under the Plan, common shareholders may elect to have their distributions from the Company automatically reinvested in additional common shares at a purchase price equal to the average of the high and low market price from the previous day's trading. If a common shareholder participates in the Plan, such shareholder may also purchase additional common shares through quarterly voluntary cash payments with a minimum contribution of $500. There are no commissions for common shares purchased under the Plan. Participation in the Plan is voluntary and a common shareholder may join or withdraw at any time. The opportunity for participation in the Plan began with the distributions paid in August 2000. In order to participate in the "voluntary share purchase" part of the Plan, a shareholder must participate in the "dividend reinvestment" part of the Plan.

NOTE 9 - CONVERTIBLE PREFERRED SHARES

On May 10, 2000, the Company completed a $27,496,980 private placement of convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Company incurred an initial purchasers' discount of $1,109,220 and other related costs of $604,838 resulting in net proceeds of $25,782,922.

The Convertible Preferred Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as common shareholders of the Company, including receipt of the same dividends per share as those paid to common shareholders. Other than on matters relating to the terms of the Convertible Preferred Shares or to amendments to the Company's trust agreement, the Convertible Preferred Shares do not have any voting rights. The Company's earnings are allocated pro rata among the common shares and the Convertible Preferred Shares, and the Convertible Preferred Shares rank on parity with the common shares with respect to rights upon liquidation, dissolution or winding up of the Company. The preferred investors, at their option, have the ability to convert their

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

Convertible Preferred Shares into common shares at a predetermined conversion price of $15.33 per common share (a conversion ratio of 0.9217) which represents the Company's book value per common share as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to a special allocation of the regulatory benefit.

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                     --------------------------   ------------------------
                                         2000         1999          2000        1999
                                     -----------------------------------------------------
Bond selection fees                  $1,758,294     $1,518,710    $3,327,126   $2,817,610
Expense reimbursement                   150,950         92,823       400,798      260,873
Loan servicing fees                     284,839        218,938       786,736      618,225
Management fees                         184,145        133,362       508,054      328,931
Special distribution                    706,003        540,172     1,942,184    1,434,413
                                     ----------     ----------     ---------   ----------
                                     $3,084,231     $2,504,005    $6,964,898   $5,460,052
                                     ----------     ----------     ---------   ----------
                                     ----------     ----------     ---------   ----------

GENERAL

As of September 30, 2000, the obligors of certain FMBs (see Note 2, footnote X), are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. These affiliates could have interests which do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of FMBs between the Company and obligors who are affiliates may be

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

As of September 30, 2000, the original owners of the Underlying Properties and obligors of the Highpointe and Loveridge FMBs had been replaced with affiliates of the Manager who have not made equity investments. These affiliates have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the FMB or otherwise buy the property and payoff all or most of the FMB obligation.

NOTE 11 - EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to common and convertible preferred shareholders ("shareholders") (See Note 9) by the weighted average number of common and convertible preferred shares outstanding during the period. The convertible preferred shareholders are included in both the basic and dilutive calculation of shares as they share the same economic benefits as common shareholders, including receipt of the same dividends per share pari passu with common shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method, and the dilutive effect of convertible preferred stock is calculated using the "if converted" method.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                        For the Three Months Ended September 30, 2000
                              ---------------------------------------------------------------
                                    Income                  Shares            Per - Share
                                  (Numerator)           (Denominator)             Amount
                              -------------------     -----------------    ------------------
Allocation of income
   to shareholders                $6,446,117
                                  ----------
Basic net income per share         6,446,117              22,528,617           $    0.29
                                                                               ---------
                                                                               ---------
Effect of dilutive securities:
297,830 stock options                      0                  40,562
                                  -----------             ----------
Diluted net income per share      $6,446,117              22,569,179           $    0.29
                                  -----------             ----------           ---------
                                  -----------             ----------           ---------

                                         For the Nine Months Ended September 30, 2000
                               -------------------------------------------------------------
                                     Income                Shares             Per - Share
                                  (Numerator)           (Denominator)             Amount
                               ------------------     -----------------    -----------------
Allocation of income
   to shareholders                $18,282,830
                                  -----------
                                  -----------
Basic net income per share         18,282,830             21,605,063           $    0.85
                                                                               ---------
                                                                               ---------
Effect of dilutive securities:
297,830 stock options                       0                 21,639
                                  ------------            ----------

Diluted net income per share      $18,282,830              21,626,702          $    0.85
                                  ------------            ----------           ---------
                                  ------------            ----------           ---------

For the three and nine months ended September 30, 1999, the Company had no stock options outstanding, thus basic and diluted earnings per share were the same.

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

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $26,599,000 and net assets of approximately $25,078,000 at September 30, 2000. The four tax-exempt first mortgage bonds have an aggregate face amount of $23,775,000 at September 30, 2000, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,501,481 shares at September 30, 2000) will be converted into the right to receive 1.43112 common shares of the Company. In addition,

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 common shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding common shares of the Company.

ATEBT shareholders approved the merger in September 2000. Either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's common shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. The Company and ATEBT expect that this transaction will close during the fourth quarter of 2000.

NOTE 13 - SUBSEQUENT EVENTS

ACQUISITIONS

During the period October 1, 2000 through November 13, 2000 the Company acquired eight FMBs for an aggregate purchase price of $60,221,000, not including bond selection fees and expenses of approximately $1,204,000. Two of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs. The taxable FMBs are secured by the same Underlying Properties which secure the associated tax-exempt FMBs. Further information regarding these FMBs is as follows:

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                           Stated                         Face         No. of
                             Closing      Interest      Call Date/       Amount        Rental
Property/Location             Date          Rate      Maturity Date      of FMB        Units
-----------------           --------     ---------    --------------  -----------     ---------

Tax-Exempt First Mortgage Bonds
-------------------------------

Owned by Charter Mac Equity Issuer Trust
----------------------------------------
Park Sequoia                10/17/00      (A)         3/1/17            6,740,000     81
  San Jose, CA                                        3/1/42

Armstrong Farm              10/19/00      7.50%       12/1/17           8,246,000     168
  Jeffersonville, IN                                  11/1/40

Chapel Ridge of Claremore   10/26/00      7.50%       10/1/17           4,100,000     104
  Claremore, OK                                       10/1/42

Chandler Creek              10/31/00      (B)         12/1/17          15,850,000     216
  Round Rock, TX                                      11/1/42

Greenbridge at Buckingham    11/7/00       7.40%      3/1/17           19,735,000     242
  Richardson, TX                                      11/1/40

Woods Edge                  11/13/00      (D)         11/1/17           4,850,000     97
  Charlottesville, VA                                 11/1/40
                                                                      -----------
Taxable First Mortgage Bonds                                          $59,521,000
----------------------------                                          -----------
                                                                      -----------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Chandler Creek              10/31/00      (C)         9/1/07              350,000     216
  Round Rock, TX                                      9/1/07

Greenbridge at Buckingham   11/7/00       10.00%      2/1/07              350,000     242
  Richardson, TX                                      2/1/07
                                                                      -----------
                                                                      $   700,000
                                                                      -----------
                                                                      -----------

(A) The interest rates for Park Sequoia are 8.50% through August 31, 2001 and 7.50% thereafter.

(B) The interest rates for tax-exempt Chandler Creek are 8.50% through November 30, 2002 and 7.60% thereafter.

(C) The interest rates for taxable Chandler Creek are 9.75% through November 30, 2002 and 9.25% thereafter.

(D) The interest rates for Woods Edge are 7.80% through November 30, 2002 and 7.50% thereafter.

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

In order to generate increased tax exempt income and, as a result, enhance the value of the Company's Shares, the Company intends to invest in or acquire additional tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Company has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties, averaging 150 units, are smaller than traditional multifamily housing properties. The traditional method of financing tax-exempt properties requires credit enhancement and the involvement of rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will invest in or acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Manager is a single purpose affiliate of Related which is controlled by the same individuals and entities which own Related. The Manager benefits from its affiliation with Related because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of first mortgage bonds which the Company could invest in or acquire. For over 25 years, Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers. Related has provided debt and equity fiancing to properties valued at over $9 billion. According to the 1999 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.

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

In general, the FMBs that the Company either invests in or acquires call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of declining interest rates. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

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

During the nine months ended September 30, 2000 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $16,950,000. The increase was primarily due to cash provided by operating activities ($27,044,000), proceeds from repayment of first mortgage bonds ($192,000), the net sale of temporary investments ($8,936,000), principal payments received from loans made to properties ($168,000), an increase in minority interest in subsidiary ($73,000,000), the issuance of preferred stock of subsidiary ($79,000,000) and the issuance of convertible preferred shares ($25,783,000). Uses of cash included the purchase of first mortgage bonds ($157,356,000), purchase of other bond related investments ($9,009,000), an increase in deferred bond selection costs ($3,670,000), an increase in other deferred costs ($144,000), loans made to properties ($200,000), distributions paid to the Manager and shareholders of the Company, to preferred shareholders of subsidiary and to convertible preferred shareholders ($22,950,000), an increase in restricted cash and cash equivalents ($360,000), an increase in deferred costs relating to the issuance of preferred stock of subsidiary ($2,881,000) and an increase in deferred costs relating to the Private Label Tender Option Program ($537,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a loss on a disposition of other bond related investment ($35,000) and net amortization of ($1,170,000).

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

The difference between the stated interest rates and the rates paid by FMBs, under forbearance agreement, is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $242,000 and $433,000 and $1,304,000 and $1,859,000 was not recognized for the three and nine months ended September 30, 2000 and 1999, respectively.

In October and November 2000, distributions of $1,490,625 ($33,125 per Series A preferred share), $336,067 ($7,001 per Series A-1 preferred share), $824,389 ($7,494 per Series B preferred share), $515,690 ($.265 per cumulative preferred share) and $5,454,396 ($.265 per share), respectively, which were declared in September 2000, were paid to the preferred shareholders of subsidiary and to the shareholders of the Company, respectively, from cash flow from operations for the quarter ended September 30, 2000.

The Company sold an option to acquire the Sunset bonds for $35,250,000. The right to exercise the option shall commence on January 1, 2001 and shall continue as long as the bonds are outstanding.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

CAPITAL RAISING TRANSACTIONS

(i) PRIVATE LABEL TENDER OPTION PROGRAM

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional FMBs. As of March 31, 1999, the maximum amount of capital which could be raised under the TOP ($150,000,000) had been raised. In April 1999 and March 2000, the Company successfully negotiated increases in its TOP to $200,000,000 and $300,000,000, respectively. As of September 30, 2000, the Company has contributed FMBs in the aggregate principal amount of approximately $440,512,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company, which has contributed certain of those FMBs, with an aggregate principal amount of approximately $35,006,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust has issued two equity certificates: (i) a Senior Certificate, with an outstanding face amount of $250,000,000 at September 30, 2000, which has been deposited into another Delaware business trust (the "Certificate Trust") which issued and sold Floater Certificates representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in the Owner Trust, which has been issued to the Origination Trust. The FMBs remaining in the Origination Trust (aggregate principal amount of approximately $90,452,000) are a collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates.

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

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 5.4% and 4.39% for the nine months ended September 30, 2000 and 1999, respectively.

(ii) PREFERRED EQUITY ISSUANCE BY SUBSIDIARY

On June 29, 1999 a subsidiary of the Company completed a $90 million tax-exempt preferred equity offering (the "Preferred Offering") comprised of 45 shares ("Series A Cumulative Preferred Shares") which were purchased by Merrill Lynch, Legg Mason Wood Walker, Inc. and McDonald Investments, Inc. (the "Initial Purchasers"). The Initial Purchasers then sold the Series A Cumulative Preferred Shares to qualified institutional investors.

In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly-owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares. As a result of such transaction, the Issuer became the direct and indirect owner of the entire outstanding issue of FMBs held by the Origination Trust and Owner Trust, its directly-owned and indirectly-owned subsidiaries (see (i) Private Label Tender Option Program, above). In addition to contributing the ownership of the Origination Trust, the Company also contributed certain additional FMBs to the Issuer. As of the closing, the aggregate par value of FMBs held directly or indirectly by the Issuer or its subsidiaries was $463,699,028. Net proceeds of approximately $86,391,000 from the Preferred Offering have been used to invest in or acquire additional tax-exempt assets for the Issuer.

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

On July 21, 2000, a subsidiary of the Company completed a $79 million tax-exempt preferred equity offering comprised of 48 "Series A-1 Cumulative Preferred Shares" with an aggregate liquidation amount of $24 million and 110 "Series B Subordinate Cumulative Preferred Shares" with an aggregate liquidation amount of $55 million. The shares were purchased by Merrill Lynch & Co. and then sold to qualified institutional investors. The Company received net proceeds of approximately $76,141,000 from this offering.

The Series A-1 Cumulative Preferred Shares rank senior to the Company's common shares and the Company's Convertible Preferred Shares and pari passu with the Issuer's Series A Cumulative Preferred Shares and senior to the Series B Subordinate Cumulative Preferred Shares. The Series A-1 Cumulative Preferred Shares have identical terms to the Series A Cumulative Preferred shares except as to the annual preferred dividend rate of 7.10% and the Liquidation Amount of $500,000 per share.

The Series B Subordinate Cumulative Preferred Shares rank senior to the Company's common shares and the Company's Convertible Preferred Shares and junior to the Issuer's Series A and Series A-1 Cumulative Preferred Shares. The shares have an annual preferred dividend rate of 7.60% through November 30, 2010 payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year commencing October 31, 2000 but only after payment of all distributions payable with respect to the Series A and Series A-1 Cumulative Preferred Shares and any other senior securities. The Series B Subordinate Cumulative Preferred Shares are subject to mandatory tender by the holders at the Liquidation Amount of $500,000 per share thereof for remarketing and purchase on November 30, 2010 under the same terms as the Series A and Series A-1 Cumulative Preferred Shares.

(iii) CONVERTIBLE PREFERRED SHARES

On May 10, 2000, the Company completed a $27,496,980 private placement of convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Company incurred an initial purchasers' discount of $1,109,220 and other related costs of $604,838 resulting in net proceeds of $25,782,922.

The Convertible Preferred Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as common shareholders of the Company, including receipt of the same dividends per share as those paid to common shareholders. Other than on matters relating to the terms of the Convertible Preferred Shares or to amendments to the Company's trust agreement, the Convertible Preferred Shares do not have any voting rights. The Company's earnings are allocated pro rata among the common shares and the Convertible Preferred Shares, and the Convertible Preferred Shares rank on parity with the common shares with respect to rights upon liquidation, dissolution or winding up of the Company. The preferred investors, at their option, have the ability to convert their Convertible Preferred Shares into common shares at a predetermined conversion price of $15.33 per common share (a conversion ratio of 0.9217) which represents the Company's book value per common share as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to a special allocation of the regulatory benefit.

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

During the period May 1999 through December 1999, the Company transferred FMBs with an aggregate face amount of $82,219,500 to Merrill Lynch through the Merrill Lynch P-FLOATS/RITES program and received proceeds of $80,769,616. The amortized cost basis of these FMB's at September 30, 2000 was $80,698,630.

As of September 30, 2000, Merrill Lynch held two FMBs, with an aggregate face amount of $14,190,000 that were placed into a trust by Merrill Lynch whereby P-FLOATS and RITES were sold. The Company purchased the related RITES interests with an aggregate face amount of $10,000 for an aggregate purchase price of $373,810 which includes bond selection and other transaction costs.

In order to facilitate the securitizations, the Company has pledged certain additional FMBs, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At September 30, 2000, the total carrying amount of such addi-tional FMBs, cash and cash equivalents and temporary investments pledged as collateral was $90,523,000, $1,387,806 and $6,655,000, respectively.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.9%, annualized, for the nine months ended September 30, 2000.

ACQUISITIONS

During the period January 1, 2000 through November 13, 2000, the Company acquired FMBs and an investment in a Multifamily Housing Revenue Refunding Bond for an aggregate purchase price of approximately $212,883,000 and $9,000,000, respectively, not including bond selection fees and expenses of approximately $4,584,000. In addition, the Company fully funded approximately $4,690,000 of the remaining balance of the Casa Ramon FMB. The purchases were financed by preferred stock and convertible preferred stock offerings and the TOP and securitization transactions. Five of the FMBs are taxable FMBs acquired in connection with the purchase of tax-exempt FMBs.

APPROVED MERGER

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into a merger agreement pursuant to which ATEBT would merge with and into CM Holding Trust, a wholly-owned subsidiary of the Company. Following the merger, CM Holding Trust would continue to be a wholly-owned subsidiary of the Company.

ATEBT is a Delaware business trust which owns four tax-exempt first mortgage bonds and had total assets of approximately $26,599,000 and net assets of approximately $25,078,000 at September 30, 2000. The four tax-exempt first mortgage bonds have an aggregate face amount of $23,775,000 at September 30, 2000, have interest rates of 9% and have underlying properties located in four different states.

Under the terms of the merger agreement, each share of beneficial ownership in ATEBT outstanding on the effective date of the proposed merger (1,501,481 shares at September 30, 2000) will be converted into the right to receive 1.43112 Shares of the Company. In addition, the manager of ATEBT (which owns a 1% interest in ATEBT not currently represented by ATEBT shares) will receive 21,156 common shares of the Company. Following the merger, current ATEBT shareholders will own approximately 9.3% of the outstanding Shares of the Company.

ATEBT shareholders approved the merger in September 2000. Either entity has the ability to opt out of the transaction if the 30-day average trading price of the Company's common shares preceding the closing of the transaction is outside of the Company's historical trading range of $11.13 to $14.50. The Company and ATEBT expect that this transaction will close during the fourth quarter of 2000.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2000 as compared to 1999, total revenues, total expenses and net income increased due to the net result of the acquisition of FMBs, an increase in funding of one FMB and the repayment of two FMBs during 1999.

Interest income from FMBs increased approximately $4,275,000 and $11,533,000 for the three and nine months ended September 30, 2000 as compared to 1999. An increase of $9,571,000 was due to the acquisition of 29 FMBs during 2000 and 1999 (the "2000 and 1999 Acquisitions") and a decrease of $1,237,000 was due to the repayment of two of the three FMBs repaid during 1999 (the "1999 Repayments"). Excluding the above increase and decrease, interest income from FMBs increased approximately 23% and 15% for the three and nine months ended September 30, 2000 as compared to 1999. The increase was primarily due to the receipt of participating interest from the Sunset Creek, Sunset Village, Sunset Downs, Sunset Terrace FMBs and receipt of deferred Base interest relating to prior periods with respect to the Pelican Cove and Cedar Creek FMBs partially offset by a decrease in interest income from the Cypress Run FMB.

Interest income from other bond related investments in the amount of approximately $72,000 and $289,000 was recorded for the three and nine months ended September 30, 2000 relating to three RITES purchased in June 1999.

Interest income from temporary investments increased approximately $305,000 and $1,171,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to cash pledged as collateral in 2000 relating to securitization transactions.

Interest income from promissory notes increased approximately $102,000 and $253,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to a loan made to the obligor of the Country Lake FMB in November 1999.

Interest expense increased approximately $439,000 and $2,044,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to increases in secured borrowings during the period May 1999 through December 1999.

Recurring fees relating to the Private Label Tender Option program increased approximately $255,000 and $543,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to a higher outstanding balance of the TOP in 2000.

Loan servicing and asset management fees increased approximately $117,000 and $348,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to an increase of $74,000 and $333,000 and a decrease of $10,000 and $43,000 relating to the 2000 and 1999 Acquisitions and the 1999 Repayments, respectively.

General and administrative expenses increased approximately $295,000 and $512,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to an increase in legal costs relating to sales of nominee deals, an increase in the amortized cost relating to stock options, an increase in printing expenses, a loss on disposal of the Avalon Court RITE, an increase in other fees and an increase in expense reimbursements to the Manager and its affiliates due to the 2000 and 1999 Acquisitions.

Amortization increased approximately $34,000 and $106,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to an increase in amortization of deferred costs relating to the TOP and deferred costs relating to the issuance of preferred shares of subsidiary.

Income allocated to preferred shareholders of subsidiary for the three and nine months ended September 30, 2000 relates to the Preferred Offering executed on June 29, 1999.

Minority interest in income of subsidiary increased approximately $1,354,000 and $3,228,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to a higher outstanding balance of the TOP in 2000.

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

The FMBs generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates, primarily Bond Market Association ("BMA") and are re-set weekly. Thus, an increase in market interest rates would result in increased payments under these financing programs, without a corresponding increase in cash flows from the investments in FMBs. For example, based on the $330,698,630 outstanding under these financing programs at September 30, 2000, the Company estimates that an increase of 0.5% in the BMA rate would decrease the Company's annual net income by approximately $1,653,000; a 1.0% increase in BMA would decrease annual net income by approximately $3,307,000. For the same reasons, a decrease in market interest rates would generally benefit the Company, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the FMBs, in the same amounts as described above. During June 1999 and July 2000, a subsidiary of the Company completed two preferred offerings in the aggregate amount of $169,000,000. Since the preferred shares carry a fixed dividend rate, they are not impacted by changes in market interest rates.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Although management has not engaged in any of these hedging strategies in the past, it may do so in the future, depending on management's analysis of the interest rate environment and the costs and risks of such strategies.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of FMBs. The Company estimates the fair value for each FMB as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's FMBs will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of FMBs from its September 30, 2000 value of $728,773,055 to approximately $643,307,000. A 1% decline in interest rates would increase the value of the September 30, 2000 portfolio to approximately $840,618,000. Changes in the estimated fair value of the FMBs do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

                                       PART II. OTHER INFORMATION

Item 1. Legal Proceedings -

        The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

           On May 10, 2000, the Company completed a $27,496,980 private placement of convertible preferred shares (the "Convertible Preferred Shares") to three financial institutions (1,946,000 Convertible Preferred Shares priced at $14.13 per share). The Company incurred an initial purchasers' discount of $1,109,220 and other related costs of $604,838 resulting in net proceeds of $25,782,922.

           The Convertible Preferred Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible Preferred Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as common shareholders of the Company, including receipt of the same dividends per share as those paid to common shareholders. Other than on matters relating to the terms of the Convertible Preferred Shares or to amendments to the Company's trust agreement, the Convertible Preferred Shares do not have any voting rights. The Company's earnings are allocated pro rata among the common shares and the Convertible Preferred Shares, and the Convertible Preferred Shares rank on parity with the common shares with respect to rights upon liquidation, dissolution or winding up of the Company. The preferred investors, at their option, have the ability to convert their Convertible Preferred Shares into common shares at a predetermined conversion price of $15.33 per common share (a conversion ratio of 0.9217) which represents the Company's book value per common share as of December 31, 1999. Upon conversion, the preferred investors will no longer be entitled to a special allocation of the regulatory benefit.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

            John B. Roche ceased to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes was appointed interim Chief Financial Officer effective May 15, 2000. Michael I. Wirth was appointed to the position of Chief Financial Officer and replaced Alan P. Hirmes effective August 16, 2000.

            Effective May 3, 2000, the Company implemented a dividend reinvestment and share repurchase plan (the "Plan"). Under the Plan, common shareholders may elect to have their distributions from the Company automatically reinvested in additional common shares at a purchase price equal to the average of the high and low market price from the previous day's trading. If a common shareholder participates in the Plan, such shareholder may also purchase additional common shares through quarterly voluntary cash payments with a minimum contribution of $500. There are no commissions for common shares purchased under the Plan. Participation in the Plan is voluntary and a common shareholder may join or withdraw at any time. The opportunity for participation in the Plan began with the distributions paid in August 2000. In order to participate in the "voluntary share purchase" part of the Plan, a shareholder must participate in the "dividend reinvestment" part of the Plan.

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  November 13, 2000                  By:  /s/ Stuart J. Boesky
                                               --------------------------
                                               Stuart J. Boesky
                                               Managing Trustee, President
                                               and Chief Executive Officer




Date:  November 13, 2000                  By:  /s/ Michael I. Wirth
                                               ---------------------------
                                               Michael I. Wirth
                                               Chief Financial Officer and
                                               Chief Accounting Officer