Form 10-K
period 2000-12-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2001-03-30
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
         (Exact name of Registrant as specified in its Trust Agreement)

           Delaware                                          13-3949418
-----------------------------------                    ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

625 Madison Avenue, New York, New York                               10022
--------------------------------------                        -----------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
                       Title of each class
                       -------------------
       Shares of Beneficial Interest

       Name of each exchange on which registered:
       ------------------------------------------
       American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
       None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2001 as $336,020,034, based on a price of $15.00 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

     As of March 9, 2001 there were 22,700,340 outstanding shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on June 12, 2001, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 60
Page 1 of 75

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN  USED  IN  THIS  ANNUAL  REPORT  ON  FORM  10-K,   THE  WORDS   "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-KPURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                                     PART I
Item 1.  Business.

General
-------

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing revenue bonds. The Company may also acquire, at times, taxable multifamily housing revenue bonds. Both the tax-exempt and the taxable bonds are herein referred to as Revenue Bonds ("Revenue Bonds"). Accordingly, the Company produces tax-exempt income which it directly passes through to its shareholders in the form of a quarterly tax-exempt dividend.

Generally, Revenue Bonds are secured by mortgage loans on underlying properties ("Underlying Properties"). Revenue Bonds that contain provisions for the Company to receive additional interest payments by participating with the borrower in a portion of the cash flow, sale or refinancing proceeds on the Underlying Properties are referred to as "participating"; Revenue Bonds lacking this provision are referred to as "non-participating". As of December 31, 2000, 98.5% of the Revenue Bond par amount owned by the Company were first mortgage bonds.

As of December 31, 2000 there were 59 Revenue Bonds, with a par value of $429,371,365, with Underlying Properties either under construction or undergoing major rehabilitation. The Underlying Properties securing these Revenue Bonds are garden apartments located in major metropolitan markets in 18 states. The properties range in size from 70 units to 549 units with an average size of 215 units. Generally, the properties have a market appropriate, competitive amenity package which may include swimming pools, clubhouses, exercise rooms and tennis courts. The remaining Underlying Properties in the portfolio have stabilized occupancies. The stabilized portfolio as of December 31, 2000 reports an average occupancy of 96.3%.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage-backed securities. Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1. Furthermore, the Revenue Bonds owned by the Company generally call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Due to the Company's low level of leverage, the Company is less likely than other higher leveraged REITs to be affected by any lack of liquidity. The Company's portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

Organization
------------

The Company was formed on October 1, 1997 as the result of the merger (the "Merger") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries. Pursuant to the Merger, the Company issued shares of beneficial interest ("Common Shares") to all partners in each of the Partnerships in exchange for their proportionate interests. The Common Shares commenced trading on the American Stock Exchange on October 1, 1997 under the symbol "CHC."

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. Through the Manager, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.

Business Plan
-------------

In order to generate tax-exempt income to pass through to the Company's shareholders and, as a result, enhance the value of the Company's Common Shares, the Company invests in or acquires tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The traditional method of financing such tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. The up-front cost of such financing is generally much higher than traditional multifamily financing. The Company has designed a Direct Purchase Program specifically to appeal to developers of such properties through which the Company will invest in or acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related. The Manager is a single purpose affiliate of Related and is controlled by the same individuals and entities who own Related. The Manager benefits from its affiliation with Related because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of first mortgage bonds that the Company could invest in or acquire. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 29 years. Related has provided debt and equity financing to properties valued at over $11 billion. According to the 2000 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.

In addition to tax-exempt bonds secured by multifamily properties producing tax credits, the Company may acquire other multifamily tax-exempt bonds including those issued to finance low-income multifamily projects and facilities for the elderly owned by Section 501(c)(3) not-for-profit organizations. The Company also has a portion of assets that produce a small amount of taxable income.


Revenue Bonds - General
-----------------------

The principal and interest payments on each Revenue Bond are payable only from the cash flows of the Underlying Properties, including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such Revenue Bonds (the "Mortgage Loans"). None of the Revenue Bonds constitute a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding Revenue Bond that it secures. In order to protect the tax-exempt status of the Revenue Bonds, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate the Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

Revenue Bonds are generally not expected to be subject to optional prepayment during the first five to ten years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the outstanding principal balance, declining by 1% per annum. Certain Revenue Bonds may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company (as defined in its Trust Agreement) may be invested in Revenue Bonds secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to Revenue Bonds acquired after the Merger. In selected circumstances and generally only in connection with the acquisition of tax-exempt Revenue Bonds, the Company may acquire a small amount of taxable bonds (i) which the Company may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds and (ii) to fund certain costs associated with the issuance of Revenue Bonds, that under current law cannot be funded by such Revenue Bonds.

From  time to time,  the  Company  has  advanced  funds  to  owners  of  certain
Underlying Properties in order to preserve the underlying asset. Such preservation may include funds for construction completion, past due real estate taxes, remedial deferred maintenance or other operating deficiencies. Promissory notes and/or second mortgages typically secure such advances. As of December 31, 2000, the face amount of such advances was $15,165,389, with rates ranging from 8% to 13% and a carrying value of $9,909,933, (net of purchase accounting adjustments), and a reserve for collectibility of $138,000. Included in such amounts were advances to obligors which are affiliates of the Manager at an aggregate face amount of $5,028,812, with rates ranging from 8% to 10%.

With respect to Revenue Bonds which are subject to forbearance agreements with their respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,609,000, $1,916,000 and $3,047,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Payments under each of the existing forbearance agreements are current as of December 31, 2000.


Participating Revenue Bonds
---------------------------

Participating Revenue Bonds with an aggregate face amount of approximately $179,502,000 as of December 31, 2000, call for interest only debt service payments during their respective terms (which generally are 24 to 30 years from issuance or re-issuance) with repayment of principal due in a lump sum "balloon" payment at the expiration of their respective terms or upon sale or refinancing. In addition to the stated base rates of interest, these Revenue Bonds provide for "participating interest" which is based on a percentage of the underlying properties cash flow or net sales/refinancing proceeds. Both the stated and participating interest on the Revenue Bonds are exempt from federal income taxation. During the years ended December 31, 2000, 1999 and 1998, the Company was paid participating interest amounting to approximately $1,716,000, $728,000 and $960,000, respectively.


Non-Participating Revenue Bonds
-------------------------------

Non-participating, tax-exempt revenue bonds, with an aggregate face amount of approximately $690,518,000 as of December 31, 2000, generally bear a fixed base interest rate and may or may not provide for amortization of principal. Terms are expected to be 5 to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (five to seven years with up to six month's notice). Bonds that call for amortization or "sinking fund" payments of principal are usually based on thirty to forty year level debt service amortization schedules with amortization generally beginning at the completion of rehabilitation or construction.

Certain other non-participating Revenue Bonds, with an aggregate face amount of $6,195,000 are taxable and call for amortization or sinking fund payments of principal on a term ranging between 13 and 40 years.

Modified Revenue Bonds
----------------------

From time to time, the Company, as an alternative to foreclosure in the event of default, enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements, to advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property operations and performance, owner cooperation and projected costs of foreclosure and litigation
- irrespective of whether or not the obligor has an affiliation with the Manager.

In connection with the sale of two of the Underlying Properties, Cedar Creek and Pelican Cove, the Company has agreed to a modification of the terms of the respective Revenue Bonds. Subject to the local issuer's approval, the stated interest rate of the Cedar Creek and Pelican Cove Revenue Bonds will be modified to a stated interest rate of 7.43% and 7.25%, respectively, and the maturity and call dates for each will be extended to October 1, 2010 and October 1, 2020, respectively.

In addition to the above two Revenue Bonds, other Revenue Bonds, with an aggregate face amount of $130,025,000, have previously been modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participating interest features. Base interest rates, participating interest, prepayment lock-outs, mandatory redemption and maturity features are arrived at through negotiations between the Company and the owners of the Underlying Properties and vary dependent on the facts of a particular Revenue Bond, the owner of the Underlying Property, the Underlying Property's performance and requirements of bond counsel and local issuers. Should negotiations break down, the Company has the option to pursue its other remedies including acceleration and foreclosure. The Company may agree to the modification of other Revenue Bonds to generally reflect similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.


Revenue Bonds with the Obligor as an Affiliate of the Manager
-------------------------------------------------------------

The obligors of $404,263,000 of Revenue Bonds are partnerships in which affiliates of the Manager own a 1% general partner interest. In addition, the original owners of underlying properties and obligors of $11,282,000 of Revenue Bonds, have been replaced with affiliates of the Manager who have not made equity investments. These affiliate entities could have interests that do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of Revenue Bonds between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge Revenue Bonds have been replaced with affiliates of the Manager who have not made equity investments. These affiliates have assumed the day-to-day responsibilities and obligations of the Underlying Properties. On September 29, 2000, the affiliates of the Manager sold 49% of Pelican Cove and Cedar Creek, with an option from the buyers to purchase the remaining 51% in 2001. Buyers are being sought for the remaining two Underlying Properties. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the Revenue Bond. The Company has no present intention of declaring default on these Revenue Bonds. The aggregate carrying value of these remaining Revenue Bonds at December 31, 2000 and December 31, 1999 was approximately $11,282,000 and $12,280,000, respectively, and the income earned from them for the years ended December 31, 2000 and 1999 was approximately $849,000 and $847,500, respectively.


Revenue Bond Repayments
-----------------------

During the period January 1, 2000 through December 31, 2000, three Revenue Bonds were repaid and two RITES were terminated as described in the table below.

                 Dispositions for the Year Ended December 31, 2000
                                Par            Amortized       Realized Gains
    Property/Bond Name        Amount              Cost           / (Losses)
    -------------------- ------------------- ---------------- ---------------
    Bonds
    Bay Club               $6,400,000          $6,438,942       $ (38,942)
    East Ridge              8,700,000           8,437,747         262,253
    Martin's Creek          7,300,000           6,842,946         457,054

    RITES
    Avalon                      5,000              40,073         (35,073)
    Meadowview Park             5,000               5,141            (141)
                                                                ---------
                                                                 $645,151
                                                                 --------

As of December 31, 2000, the Company and its consolidated subsidiaries owned participating and non-participating Revenue Bonds. Certain of the Revenue Bonds are taxable, were acquired in connection with the purchase of tax-exempt Revenue Bonds and are secured by the same Underlying Properties that secure the associated tax-exempt Revenue Bonds. The following table provides certain information with respect to each of the Revenue Bonds.

                              Table of Investments
                              --------------------



                                                                                                               Unit
                                      Last Year Partici- Type                  Revenue Bond          Rental   Rental   Number of
                                       Of Con-  pating- (LIHTC/        Revenue  Fair Value  Stated  Occupancy Rates at  Compet-
                                      struction  Bond    501c3/  Date  Bond Par at December Interest December December ing Prop-
Property        Location       Units  /Rehab (Y)es/(N)o Other6  Closed  Amount  31, 2000 1   Rate2   31, 2000 31, 2000  erties Notes
--------        --------       -----  -------  --------  ------ ------  ------  ----------   -----   -------- -------- ------- -----




Tax-Exempt First Mortgage Bonds
-------------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Highpointe        Harrisburg, PA   240   1991   Y   Other  Jul-86  $ 8,900,000  $5,591,000  8.500%  96.2%   $ 450-830    24     D, E


Owned by the CM Holding Trust 3
-------------------------------

Highpointe        Harrisburg, PA     -   1991   N   Other   Nov-00    3,250,000   3,927,000 9.000%    -        -           -       D
Lexington Trails  Houston, TX      200   1997   N   501c3   Nov-00    4,900,000   5,921,000 9.000   88.9%   435-700       25
Reflections       Casselberry, FL  336   1995   Y   Other   Nov-00   10,700,000  12,929,000 9.000   88.9%   280-780        9
Rolling Ridge     Chino Hills, CA  110   1996   Y   Other   Nov-00    4,925,000   5,951,000 9.000   96.3%   830-1,005      7
                                  -------                           ------------- -----------

  Subtotal                           646                               23,775,000  28,728,000
                                  -------                           ------------- -----------

Owned by CharterMac Equity Issuer Trust3
----------------------------------------

Armstrong Farm      Jeffersonville, IN 168    -     N   LIHTC   Oct-00    8,246,000   8,246,000 7.500%    -        -     158 C,G,H,J
Barnaby Manor       Washington, DC     124    -     N   LIHTC   Nov-99    4,500,000   4,418,000 7.375   82.5%   850-975  12  B,C,I,J
Bay Colony          League City, TX    248    -     N   LIHTC   Aug-00   10,100,000  10,084,000 7.500     -        -     15  C,G,H,J
Chandler Creek      Round Rock, TX     216    -     N   501c3   Oct-00   15,850,000  15,850,000 8.500     -        -     19 G,H,J,CC
Chapel Ridge of     Claremore, OK      104    -     N   LIHTC   Oct-00    4,100,000   4,100,000 7.500     -        -      5 C,G,H,J
Claremore
Del Monte Pines     Fresno, CA         366   2000   N   LIHTC   May-99   11,000,000   9,957,000 6.800   94.8%   388-544 256   A, C
Douglas Pointe      Miami, FL          176    -     N   LIHTC   Sep-99    7,100,000   6,616,000 7.000   59.1%   504-604 184A,C,G,H,J

Forest Hills        Garner, NC         136   2000   N   LIHTC   Dec-98    5,930,000   5,580,000 7.125   91.9%   550-650    152  A, C
Fort Chaplin        Washington, DC     549    -     N   LIHTC   Dec-99   25,800,000  23,698,000 6.900   98.4%   419-1,032 158  B,C,F
Franciscan Riviera  Antioch, CA        129    -     N   LIHTC   Aug-99    6,587,500   6,248,000 7.125  100.0%   500-872     17 A,C,F
Garfield Park       Washington, DC      94   2000   N   LIHTC   Aug-99    3,260,000   3,146,000 7.250  100.0%   585-946    158
Grace Townhomes     Ennis, TX          112    -     N   LIHTC   May-00    5,225,600   5,217,000 7.500     -        -        9  G,H,J
Grandview Forest    Durham, NC          92    -     N   LIHTC   Dec-00    5,483,907   5,484,000 8.500     -        -    82C,G,H,J,GG
Greenbriar          Concord, CA        199    -     N   LIHTC   May-99    9,585,000   8,772,000 6.875   98.0%   750-1,100  55  B,C,F
Greenbridge at      Richardson, TX     242    -     N   501c3   Nov-00   19,735,000  19,735,000 7.400     -        -       30  G,H,J
Buckingham
Hamilton Gardens    Hamilton, NJ       174    -     N   LIHTC   Mar-99    6,400,000   6,054,000 7.125   98.3%   625-730    16  A,C,N
Hidden Grove        Miami, FL          222    -     N   LIHTC   Sep-00    8,600,000   8,472,000 7.400     -        -      184C,G,H,J
Lake Jackson        Lake Jackson, TX   160   2000   N   LIHTC   Dec-98   10,934,000  10,189,000 7.000   85.9%   550-1095    10  A, C
Lake Park           Turlock, CA        104   2000   N   LIHTC   Jun-99    3,638,000   3,511,000 7.250   98.0%   452-634    24   B, C
Lakemoor            Durham, NC         160    -     N   LIHTC   Dec-99    9,000,000   8,686,000 7.250     -        -      89 A,G,H,J
Lakes Edge at WaldenMiami, FL          400   1986   N   LIHTC   Jun-99   14,850,000  13,640,000 6.900   97.5%   618-944    184  B, F
Lenox Park          Gainesville, GA    292   2000   N   LIHTC   Jul-99   13,000,000  11,768,000 6.800   47.2%   431-620     15  B, C
Lewis Place         Gainesville, FL    112   2000   N   LIHTC   Jun-99    4,000,000   3,594,000 6.750   89.2%   529-642     91 B,C,T
Millpond Village    East Windsor, CT   360    -     N   LIHTC   Dec-00   14,300,000  14,300,000 8.550   62.5%   477-1,020   2  F, HH
Mountain Ranch      Austin, TX         196    -     N   LIHTC   Dec-98    9,128,000   8,658,000 7.125   99.5%   586-814    453A,C,G,
                                                                                                                               H, J
Newark Commons      New Castle, DE     220    -     N   LIHTC   May-00   14,300,000  13,896,000 7.300     -        -       35 A,C,G,
                                                                                                                                H, J
Oaks at Hampton     Dallas, TX         250    -     N   LIHTC   Apr-00    9,535,000   9,139,000 7.200     -        -        11 B,C,G
Parks at            DeSoto, TX         250    -     N   LIHTC   Jul-00    9,535,000   9,139,000 8.500     -        -        14 G,H,J
Westmoreland                                                                                                                      X
Princess Anne House Virginia Beach, VA 186    -     N   LIHTC   Apr-00    7,500,000   7,488,000 7.500     -        -       250 A,C,G
                                                                                                                                H, J
Red Hill Villas     Round Rock, TX     168    -     N   LIHTC   Dec-00    9,900,000   9,900,000 8.400     -        -       19 C,G,FF
Running Brook       Miami, FL          186    -     N   LIHTC   Sep-00    8,495,000   8,368,000 7.400     -        -       15C,G,H,J
Southwest Trails    Austin, TX         160    -     N   LIHTC   Aug-00    6,500,000   6,360,000 7.350     -        -      15 C,G,H,J
Standiford          Modesto, CA        250    -     N   LIHTC   Sep-99    9,520,000   9,029,000 7.125   97.1%   395-650   63 A, C, F
Sunset Creek        Lancaster, CA      148   1989   N   Other   Mar-88    8,275,000   6,129,000 5.477   98.6%   460-869  37 B,U,V,II
Sunset Village      Lancaster, CA      204   1989   N   Other   Mar-88   11,375,000   8,434,000 5.477   94.5%   520-840  37 B,U,V,II
Sycamore Woods      Antioch, CA        186   2000   N   LIHTC   May-99    9,415,000   8,616,000 6.875   97.8%   575-1,003 17    A, C
Tallwood            Virginia Beach, VA 120   2000   N   LIHTC   Sep-99    6,205,000   5,988,000 7.250   96.7%   597-688   86    A, C
Williams Run        Dallas, TX         252   1986   N   501c3   Dec-00   12,650,000  12,650,000 7.650   92.1%   554-751   10
Woods Edge          Charlottesville, VA 97    -     N   LIHTC   Nov-00    4,850,000   4,850,000 7.800       -        -    20     EE
                                    -------                           ------------- -----------

  Subtotal                           7,812                              364,408,007 346,009,000
                                    -------                           ------------- -----------




Owned by CharterMac Origination Trust3, 4
-----------------------------------------

Cedar Pointe        Nashville, TN         210   1989   N  Other  Apr-87    9,500,000   8,852,000 7.000% 95.7%   540-860   168
Clarendon Hills     Hayward, CA           285   1989   Y  Other  Dec-86   17,600,000  12,933,000 5.520  99.7%   619-1,700  99    W
Cypress Run         Tampa, FL             408   1988   Y  Other  Aug-86   15,402,428  13,156,000 5.500  89.0%   485-855   247    U
Greenway Manor      St. Louis, MO         312   1987   Y  Other  Oct-86   12,850,000  14,540,000 8.500  99.7%   535-625   172
Lakepoint           Atlanta, GA           360   1989   N  Other  Nov-87   15,100,000  12,061,000 6.000  98.3%   462-895    30
Lakes, The          Kansas City, MO       400   1989   Y  Other  Dec-86   13,650,000  10,636,000 4.870  92.4%   495-700   152    W
Lexington Square    Clovis, CA            130   2000   N  LIHTC  Aug-98    3,850,000   3,267,000 6.375  96.9%   393-471    42  C,P
Loveridge           Pittsburg, CA         148   1987   Y  Other  Nov-86    8,550,000   5,691,000 5.000  98.6%   650-1,300  18  D,E
San Marcos          San Marcos, TX        156    -     N  LIHTC  May-00    7,231,000   7,099,000 7.375    -        -       25C,G,H,J
Shannon Lake        Atlanta, GA           294   1988   Y  Other  Jun-87   12,000,000  11,182,000 7.000  94.3%   463-855   371  L, W
Summer Lake         Davie, FL             108    -     N  LIHTC  Mar-00    5,600,000   5,516,000 7.400    -        -       6 C,G,H,J
Sunset Downs        Lancaster, CA         264   1987   N  Other  Feb-87   15,000,000  10,965,000 5.477  96.6%   535-810    37 U,V,II
Sunset Terrace      Lancaster, CA         184   1987   N  Other  Feb-87   10,350,000   7,566,000 5.477  95.6%   530-815    37 U,V,II
                                       -------                            ------------- -----------

  Subtotal                              3,259                               146,683,428 123,464,000
                                       -------                             ------------- -----------

Owned by CharterMac Owner Trust3,5
----------------------------------

Autumn Ridge        San Marcos, CA        192  -       N  LIHTC  Aug-00   9,304,230   9,475,000 8.000%  95.6%   569-930    11  C,F,Z
Bristol Village     Bloomington, MN       290  1989    N  Other  Jul-87  17,000,000  16,973,000 7.500   93.7%   400-2,398  25
Carrington Point    Los Banos, CA          80  1999    N  LIHTC  Sep-98   3,375,000   2,864,000 6.375   98.7%   448-565     5     C
Casa Ramon          Orange County, CA      75  1976    N  LIHTC  Jul-00   4,744,000   4,736,000 7.500  100.0%   652-1,086  43  C, F
Cedar Creek         McKinney, TX          250  1988    N  Other  Dec-86   8,100,000   8,011,000 7.430   93.5%   250-940    10   U, V
Cedarbrook          Hanford, CA            70  1999    N  LIHTC  Apr-98   2,840,000   2,691,000 7.125  100.0%   418-517    18     C
Chapel Ridge at     Little Rock, AR       128  -       N  LIHTC  Aug-99   5,600,000   5,311,000 7.125     -        -       83C,G,H,J
Little Rock
Chapel Ridge at     Texarkana, AR         144  -       N  LIHTC  Sep-99   5,800,000   5,694,000 7.375   72.7%   320-685    26     C
Texarkana
College Park        Naples, FL            210  2000    N  LIHTC  Jul-98  10,100,000   9,748,000 7.250   89.8%   451-780    33     O
Columbia at Bells   Cherokee Co., GA      272  -       N  LIHTC  Apr-00  13,000,000  12,806,000 7.400              -        5  G,H J
Ferry
Country Lake        W. Palm Beach, FL     192  1985    N  Other  Nov-99   6,255,000   6,255,000 6.000   96.3%   647-995     44 M,F
Crowne Pointe       Olympia, WA           160  1986    Y  Other  Dec-86   5,075,000   4,898,000 7.250   97.4%   485-845     39
Falcon Creek        Indianapolis, IN      131  2000    N  LIHTC  Sep-98   6,144,600   5,930,000 7.250   97.0%   425-800    252  C, R
Gulfstream          Dania, FL              96  2000    N  LIHTC  Jul-98   3,500,000   3,371,000 7.250   89.5%   502-633      5     C
Highland Ridge      St. Paul, MN          228  1989    Y  Other  Dec-86  15,000,000  14,477,000 7.250   94.7%   850-1,460   86
Jubilee Courtyards  Florida City, FL       98  1999    N  LIHTC  Sep-98   4,150,000   3,867,000 7.125   96.9%   525-710      2  C, S
Kings Villages      Pasadena, CA          313  -       N  LIHTC  Jul-00  17,650,000  17,622,000 8.500   80.2%   456-855     12 C,F,Y
Madalyn Landing     Palm Bay, FL          304  2000    N  LIHTC  Nov-98  14,000,000  13,046,000 7.000   67.6%   425-599      8    C
Mansion, The        Independence, MO      550  1987    N  Other  May-86  19,450,000  19,124,000 7.250   93.0%   410-1,350   15
Marsh Landing       Portsmouth, VA        250  -       N  LIHTC  May-98   6,050,000   5,834,000 7.250   72.7%   300-475     23 C, F
Newport Village     Tacoma, WA            402  1987    Y  Other  Feb-87  13,000,000  12,546,000 7.250   95.1%   376-690    181
North Glen          Atlanta, GA           284  1987    Y  Other  Sep-86  12,400,000  12,380,000 7.500   95.1%   575-1,010  371  K, W
Northpointe Village Fresno, CA            406  2000    N  LIHTC  Aug-98  13,250,000  13,229,000 7.500   93.5%   388-583    256 C, Q
Ocean Air           Norfolk, VA           434  -       N  LIHTC  Apr-98  10,000,000   9,651,000 7.250   78.3%   590-690     60 C,I,J
Orchard Hills       Tacoma, WA            176  1987    Y  Other  Dec-86   5,650,000   5,453,000 7.250   99.4%   475-815    181
Orchard Mill        Atlanta, GA           238  1990    Y  Other  May-89  10,500,000  10,483,000 7.500   92.4%   459-900    371   C
Park Sequoia        San Jose, CA           81  -       N  LIHTC  Oct-00   6,740,000   6,740,000 8.500   78.2%   799-1,350  165C,F,BB
Pelican Cove        St. Louis, MO         402  1989    N  Other  Feb-87  18,000,000  17,372,000 7.250   99.0%   390-725    172  U, V
Phoenix             Stockton, CA          186  2000    N  LIHTC  Apr-98   3,250,000   3,055,000 7.125   99.5%   395-721     96    C
River Run           Miami, FL             164  1987    Y  Other  Aug-87   7,200,000   7,668,000 8.000   98.8%   351-1,034  184    C
Silvercrest         Clovis, CA            100  1999    N  LIHTC  Sep-98   2,275,000   2,158,000 7.125  100.0%   300-393    142    C
South Congress      Austin, TX            172  -       N  LIHTC  May-00   6,300,000   6,290,000 7.500   65.1%   303-504    152   C,F
Stonecreek          Clovis, CA            120  2000    N  LIHTC  Apr-98   8,820,000   8,350,000 7.125  100.0%   654-993      5   C
Thomas Lake         Eagan, MN             216  1988    N  Other  Sep-86  12,975,000  12,954,000 7.500   95.3%   830-1,300   16
Village Green       Merced, CA              -  -       N  LIHTC  Aug-00     503,528     503,000 8.500   47.7%   380-485     11C,F,AA
Village Green       Merced, CA            128  -       N  LIHTC  Aug-00   3,078,000   3,073,000 8.500     -        -         -C,F,AA
Walnut Creek        Austin, TX              -  -       N  LIHTC  May-00     360,000     349,000 7.500   76.5%   338-556    152    F
Walnut Creek        Austin, TX             98  -       N  LIHTC  May-00   3,240,000   3,235,000 7.500     -        -         -    F
Walnut Park Plaza   Philadelphia, PA      224  2000    N  LIHTC  Apr-00   5,500,000   5,491,000 7.500   83.9%   597-650     49  C, F
Willow Creek        Ames, IA              138  1988    Y  Other  Feb-87   6,100,000   5,887,000 7.250  100.0%   565-810      7
                                       -------                         ------------ -----------

  Subtotal                              8,002                            326,279,358 319,600,000
                                       -------                         ------------- -----------

  Subtotal - Tax-Exempt First Mortgage 19,959                            870,045,793 823,392,000
  Bonds
                                       -------                           ------------- -----------



Taxable First Mortgage Bonds
----------------------------

Owned by the Company (not including its consolidated subsidiaries)
------------------------------------------------------------------

Chandler Creek      Round Rock, TX        -    -       N  501c3  Oct-00   350,000     350,000 9.750%    -        -         19 G H,J,
                                                                                                                                 DD
Greenbriar          Concord, CA           -    -       N  LIHTC  May-99 2,015,000   2,015,000 9.000   98.0%   750-1,100    55  C,F
Greenbridge at      Richardson, TX        -    -       N  501c3  Nov-00   350,000     350,000 10.000    -        -            G,H,J
Buckingham
Lake Park           Turlock Park, CA      -    2000    N  LIHTC  Jun-99   375,000     375,000 9.000   98.0%   452-634      24
Lakes Edge at WaldenMiami, FL             -    -       N  LIHTC  Jun-99 1,400,000   1,711,111 11.000  97.5%   618-944     184   F
Oaks at Hampton     Dallas, TX            -    -       N  LIHTC  Apr-00   525,000     525,000 9.000     -        -         11  C, G
Parks at            DeSoto, TX            -    -       N  LIHTC  Jul-00   455,000     455,000 9.000     -        -         14 G,H,J
Westmoreland
Princess Anne House Virginia Beach, VA    -    -       N  LIHTC  Apr-00   125,000     131,945 9.500     -        -        250C,G,H,J
Red Hill Villas     Round Rock, TX        -    -       N  LIHTC  Dec-00   400,000     400,000 9.500     -        -         19   C, G
Williams Run        Dallas, TX            -    1986    N  501c3  Dec-00   200,000     200,000 9.250     -        -         10
                                       -------                         ---------- -----------

  Subtotal                                  0                              6,195,000   6,513,056
                                       -------                         ------------- -----------

  Total First Mortgage Bonds           19,959                           $876,240,793 $829,905,056
                                       -------                         ------------- -----------


Tax-Exempt Subordinate Bonds
----------------------------


Owned by the CharterMac Equity Issuer Trust3
--------------------------------------------

Museum Tower        Philadelphia, PA      286          N  Other Nov-00  $ 6,000,000 $ 6,000,000 8.250%                             B
Park Landmark       Alexandria, VA        396          N  Other Sep-00    9,500,000   9,500,000 8.750                              B
                                       -------                            ------------- -----------

  Total Tax-Exempt Subordinate Bonds      682                             15,500,000  15,500,000
                                       -------                             ------------- -----------


  Total Revenue Bonds                  20,641                             $891,740,793 $845,405,056
                                       =======                            ============= ===========





1 The Revenue Bonds are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 2000.

2 The stated interest rate represents the coupon rate of the Revenue Bond at December 31, 2000.

3 This entity is a consolidated subsidiary of the Company (see Merger).

4 The Revenue Bonds are held as collateral in connection with the TOP (see Private Label Tender Option Program below).

5 These Revenue Bonds have been transferred to CharterMac Owner Trust in connection with the Company's Private Label Tender Option Program (see Private Label Tender Option Program below).

6 LIHTC bonds are bonds for which the owner of the Underlying Property is eligible to receive Low Income Housing Tax Credits. Bonds for which the obligor is a non-for-profit entity under Section 501(c)3 of the Internal Revenue Code are classified as 501(c)3 bonds. Other bonds are those which are neither LIHTC or 501(c)3 bonds.

A Held by Merrill Lynch as collateral for secured borrowings (see Securitization Transactions below).

B These Revenue Bonds are held as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Securitization Transactions below).

C The obligors of these Revenue Bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.

D The original owners of the Underlying Properties and the obligors of these Revenue Bonds have been replaced with affiliates of the Manager.

E The minimum pay rate is the current cash flow of the property.

F The Underlying Property is undergoing substantial rehabilitation.

G The Underlying Property is still in the construction phase as of December 31, 2000.

H The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.

I The Underlying Property is undergoing substantial rehabilitation. In the event it is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.

J All of the "puts" (see (H) and (I) above) are secured by a letter of credit issued by the construction lender to the Company.

K Pursuant to a bond modification as of October 1, 1997, the stated interest rate was lowered to 7% through June 30, 2000, and 7.5% thereafter.

L Pursuant to a bond modification as of October 1, 1997, the stated interest rate was lowered to 6% through July 31, 2000, and 7% thereafter.

M The interest rate for this Revenue Bond is 6% until expected refunding in 2nd quarter 2001.

N The interest rate for this Revenue Bond is 7.625% during the construction period and 7.125% thereafter.

O The interest rate for this Revenue Bond is 7% during the construction period and 7.25% thereafter.

P The interest rate for this Revenue Bond is 7% during the construction period and 6.375% thereafter.

Q The interest rate for this Revenue Bond is 7.965% through September 23, 1998, 8.125% for the remainder of the construction period and 7.5% thereafter.

R The interest rate for this Revenue Bond is 7% through August 31, 2000 and 7.25% thereafter.

S The interest rate for this Revenue Bond is 7% through September 30, 2000 and 7.125% thereafter.

T The interest rate for this Revenue Bond is 6.75% through May 31, 2000 and 7% thereafter.

U These Revenue Bonds are currently awaiting approval from the Issuer for modification. The Company is confident that the modification will occur and has therefore shown the terms of the Revenue Bond as per a forbearance agreement which mirrors the terms of the bond modification.

V Due to the sale of the Underlying Property, the Company received deferred Base Interest.

W The Company received participating interest during 2000.

X The interest rate for this Revenue Bond is 8.5% through October 31, 2001 and 7.2% thereafter.

Y The interest rate for this Revenue Bond is 8.5% through October 31, 2001 and 7.5% thereafter.

Z The interest rate for this Revenue Bond is 8.0% through July 31, 2001 and 7.65% thereafter.

AA The interest rate for this Revenue Bond is 8.5% through June 30, 2001 and 7.5% thereafter.

BB The interest rate for this Revenue Bond is 8.5% through August 31, 2001 and 7.5% thereafter.

CC The interest rate for this Revenue Bond is 8.5% through November 30, 2002 and 7.6% thereafter.

DD The interest rate for this Revenue Bond is 9.75% through November 30, 2002 and 9.25% thereafter.

EE The interest rate for this Revenue Bond is 7.8% through November 30, 2002 and 7.5% thereafter.

FF The interest rate for this Revenue Bond is 8.4% through December 31, 2002 and 7.4% thereafter.

GG The interest rate for this Revenue Bond is 8.5% through January 31, 2003 and 7.5% thereafter.

HH The interest rate for this Revenue Bond is 8.55% through November 30, 2001 and 7.55% thereafter.

II A third party has the option to acquire these Revenue Bonds for an aggregate of $35,250,000. The right to exercise the option commenced January 1, 2001 and shall continue as long as these bonds are outstanding.

Raising Capital
---------------

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company will need to access additional capital. The Company has primarily used two sources of capital: collateralized debt securitizations and equity offerings. The most efficient and economical source of capital is securitization. The Company has two primary securitization programs: the Private Label Tender Option Program ("TOP") and the P-FLOATS/RITES program. Securitizations continue to offer the lowest cost of capital, albeit with certain covenants and leverage limits. Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value; this leverage restriction is generally consistent or more conservative than leverage covenants on the Company' s securitized debt. The Company's conservative capital structure therefore requires periodic equity offerings to maintain leverage within required limits.

During 2000, the Company's growth was financed by the Private Label Tender Option Program, preferred stock offerings by a subsidiary, the Company's Convertible Community Reinvestment Act Preferred Share offerings ("Convertible CRA Shares") and securitization transactions as well as funds generated from operations in excess of distributions. The Company's continued growth will be financed by the TOP or similar programs, additional securitization transactions and funds generated from operations in excess of distributions. In addition, before the end of 2001, the Company expects to raise funds through additional common, preferred and Convertible CRA offerings; however, there can be no assurance that these initiatives will be successful.


Private Label Tender Option Program
-----------------------------------

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400,000,000. On December 7, 2000, the Company refined the structure the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500,000,000.

As of December 31, 2000, the Company has contributed 53 issues of Revenue Bonds in the aggregate par amount of approximately $473,000,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company. The Origination Trust then contributed 40 of its Revenue Bonds, with an aggregate par amount of approximately $326,000,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2000, two such Series Trusts were created: a "California only" series that had 12 issues of Revenue Bonds in the aggregate par amount of approximately $76,000,000 and a "National" (non-state specific) series that had 28 issues of Revenue Bonds in the aggregate principal amount of approximately $250,000,000.

Each Series Trust issues two equity certificates: (i) a Senior Certificate, which has been deposited into another Delaware business trust (a "Certificate Trust") which issues and sells "Floater Certificates" representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in each Series Trust, which has been issued to the Origination Trust. At December 31, 2000, the California only and National Series Trusts had Floater Certificates with an outstanding amount of $70,000,000 and $205,000,000, respectively.

The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $147,000,000) are additional collateral for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in and does not control the Certificate Trusts.

The effect of the TOP structure is that a portion of the interest received by the Owner Trust on the Revenue Bonds it holds is distributed through the Senior Certificate to the holders of the Floater Certificates with the residual interest remitted to the Origination Trust (and thus to the benefit of the Company) via the Residual Certificate. The effect of the December 7, 2000, refinement of the TOP structure was to segregate the California related Floater Certificates as they generally will pay distributions at lower rates than National (non-state specific) Floater Certificates and thus the yield on the Residual Certificates owned by the Origination Trust is increased.

The Owner Trust, controlled by the Company, is consolidated and is noted on the Balance Sheet of the Company as "minority interest in subsidiary (subject to mandatory redemption)." The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 5.4%, 4.5% and 4.9% for the years ended December 31, 2000, 1999 and 1998, respectively.


P-FLOATs/RITES
--------------

Another source of financing for the Company's investments is the securitization of selected Revenue Bonds through the Merrill Lynch Pierce Fenner & Smith
Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Merrill Lynch deposits each Revenue Bond into an individual special purpose trust together with a Credit Enhancement Guarantee ("Guarantee"). Two types of securities are then issued by each trust, (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly and (2) Residual Interest Tax Exempt Securities ("RITES"), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are generally sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and to withdraw the underlying Revenue Bonds from the trust. When the Revenue Bonds are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the Revenue Bonds from local issuers, deposit them in the trust, sell the P-FLOAT security to qualified investors and then sell the RITES to the Company.

In order to facilitate the securitization under the P-FLOATS program, the Company has pledged certain additional Revenue Bonds, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 2000, the total carrying amount of such additional Revenue Bonds, cash and cash equivalents and temporary investments pledged as collateral was $120,058,000.

During the year 2000, the Company transferred three Revenue Bonds with an aggregate face amount of $30,800,000 to the P-FLOATS/RITES program and received proceeds of $29,348,725.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.96% and 4.8%, annualized, for the years ended December 31, 2000 and for the period June 29, 1999 (inception of this program) through December 31, 1999, respectively.


ATEBT Merger
------------

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager was an affiliate of the Manager of the Company, entered into an Agreement and Plan of Merger providing for the merger of ATEBT into and with the Company as the surviving trust in the merger (the "ATEBT Merger"). The ATEBT Merger was approved by the ATEBT shareholders on September 27, 2000 and consummated on November 14, 2000.

On the ATEBT Merger consummation date, ATEBT had total assets of approximately $29,700,000 and net assets of approximately $28,300,000. ATEBT had four tax-exempt first mortgage bonds financing properties in four states, with an aggregate outstanding face amount of $23,775,000, and with individual interest rates of 9.0%.

Pursuant to the Merger Agreement, each share of beneficial ownership in ATEBT issued and outstanding was converted into 1.43112 Common Shares of the Company. Following the ATEBT Merger, previous ATEBT shareholders own 2,115,722 Common Shares (representing approximately 9.3% of the outstanding Common Shares) of the Company.


Competition
-----------

The Company, from time to time, may be in competition with private investors, mortgage banking companies, lending institutions, quasi-governmental agencies such as FNMA and FHA, trust funds, mutual funds, domestic and foreign credit enhancers, bond insurers, investment partnerships and other entities with objectives similar to the Company. Although the Company operates in a competitive environment, competitors focused on providing tax-exempt financing on multifamily housing consistent with the Company's custom-designed programs are relatively few.

The Company's business is also affected by competition to the extent that the Underlying Properties from which it derives interest and, ultimately, principal payments may be subject to competition relating to rental rates and relative levels of amenities from those offered by comparable neighboring properties. See the comprehensive table under the heading "Revenue Bonds - Characteristics", above, for additional competitive information.

In addition, the Manager and/or its affiliates have formed, and may continue to form, various entities to engage in businesses that may be competitive with the Company. However, the Company generally benefits from its relationship with the Manager and its affiliates as a "one-stop" shopping source for borrowers seeking debt and equity financing for affordable multifamily housing.


Employees and Management
------------------------

The Company has no employees. Management and administrative services for the Company and its subsidiaries are performed by the Manager and its affiliates pursuant to the Management Agreement between the Company and the Manager dated October 1, 1997, as amended (the "Management Agreement"). The Manager has subcontracted with Related to provide the services contemplated under the Management Agreement. The Manager receives compensation for such services and the Company and its subsidiaries reimburses the Manager and certain of its affiliates for expenses incurred in connection with the performance of employee services to the Company in accordance with the Management Agreement.

Information Regarding Other Companies Managed by Affiliates of the Manager.
---------------------------------------------------------------------------

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the external adviser of Aegis Realty, Inc. ("Aegis"), a public company which, like the Company, is externally advised by affiliates of the Manager. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch. Messrs. Boesky, Hirmes, Brenner, Allen, and Fisch are trustees of the Company. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies, L.P., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001 a second action, entitled Schnipper v. Aegis Realty, Inc., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis's five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). Schnipper is purportedly brought as a class action. Each of these two actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the acquisition by Aegis of its external advisor from affiliates of the Manager. Each suit alleges that the defendants breached their fiduciary duty to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Manager. The actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue is subject to Aegis stockholders approval and will be submitted for a vote of the Aegis stockholders after proxy materials describing that transaction are disseminated to the Aegis stockholders. The defendants have advised the Company that they intend to defend both actions vigorously. With respect to the allegations in the lawsuits, the defendants have advised that they continue to believe that the transaction is fair and reasonable and in the best interests of Aegis and its stockholders and will be submitted for approval by a vote of the Aegis stockholders.

The Manager has advised the Company that it does not believe that the Aegis lawsuit will have a material impact on its operations or financial condition.

Recent Legislation
------------------

The States of California and Florida recently adopted administrative amendments to their allocation plans pursuant to which they award bond value capital to developers of multifamily housing. These amendments will require, in some cases, that a certain portion of the debt financing for such properties to be taxable. Therefore, in certain cases, the Company may be required to offer taxable financing to California and Florida developers in order to be competitive.

Since 1986, the Internal Revenue Code has provided that any revenue bond which is a "private activity bond" (other than certain refunding bonds and bonds issued for Section 501(c)(3) organizations) must receive an allocation of "volume cap" from the governmental issuer of the bond. The amount of volume cap was established in 1986 and was not indexed for inflation. Thus, the amount of available volume cap in real dollars has decreased each year, reducing the number of projects that may be financed with private activity bonds. On December 21, 2000, President Clinton signed into law an omnibus funding bill (H.R. 4577) containing $31.5 billion in tax cuts. Included in the law are provisions increasing both the low-income housing tax credit and tax exempt bond volume caps over a two year period as follows: (i) the tax credit cap is increased to $1.50 per capita in 2001 and $1.75 per capita in 2002; (ii) the bond volume cap is increased to the greater of $62.50 per resident or $187.5 million in 2001 and $75 per resident or $225 million in 2002. Both volume caps are indexed for inflation beginning in 2003.


Item 2.  Properties

The Company does not own or lease any property. The Manager leases office space at 625 Madison Avenue, New York, New York, 10022.


Item 3.  Legal Proceedings

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.


Item 4.  Submission of Matters to a Vote of Shareholders

None.

                                     PART II

Item 5.  Market for the Company's Common Shares and Related Shareholder Matters.

As of March 9, 2001, there were 3,793 registered shareholders owning 22,700,340 Common Shares. The Company's Common Shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol "CHC". Prior to October 1, 1997, there was no established public trading market for the Company's Common Shares.

The high and low prices for each quarterly period of the last two years during which the Common Shares were traded are as follows:

                   2000             2000              1999             1999
Quarter Ended      Low              High              Low              High
-------------      ---              ----              ---              ----

March 31         $11.250          $12.375           $11.9375         $13.375
June 30           11.375           12.813            12.375           13.0625
September 30      12.188           14.250            12.375           13.0625
December 31       12.400           13.930            11.375           13.125

The last reported sale price of Common Shares on the American Stock Exchange on March 9, 2001 was $15.00.


Incentive Share Option Plan
---------------------------

The Company has adopted an incentive share option plan (the "Incentive Share Option Plan"), the purpose of which is to (i) permit the Company and the Manager to attract and retain qualified persons as trustees and officers and (ii) to provide incentive and to more closely align the financial interests of the Manager and its employees and officers with the interests of the shareholders by providing the Manager with substantial financial interest in the Company's success. The Compensation Committee administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per Common Share in the immediately preceding calendar year exceed $0.9517 per Common Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Common Shares which is equal to three percent of the Common Shares outstanding as of December 31 of the immediately preceding calendar year, provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Common Shares over the life of the Incentive Share Option Plan equal to 10% of the Common Shares outstanding on October 1, 1997 (2,058,748 Common Shares).

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

All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. For the years ended December 31, 1997 and 1998 the Company did not grant any options since its distributions per Common Share did not exceed the minimum threshold of $0.9517 per Common Share. In 2000 and 1999, the Company distributed $1.070 and $0.995 per Common Share, respectively, thus enabling the Compensation Committee, at its discretion, to issue options.

On May 1, 2000, options to purchase 297,830 common shares were granted to officers of the Company and certain employees of an affiliate of the Manager, none of whom are employees of the Company. The exercise price of these options is $11.5625 per share. The term of each option is ten years. The options will vest in equal installments on May 1, 2001, 2002 and 2003. The Company has
adopted  the   provisions  of  SFAS  No.  123,   "Accounting   for   Stock-Based
Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The 297,830 options granted on May 1, 2000 had an estimated fair value at December 31, 2000 of $.90 per option grant, or a total of $268,047. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 8.18%, expected volatility of 18%, and expected lives of ten years. None of the options granted during 2000 were exercised or expired. The Company recorded compensation cost of $109,952 during the year ended December 31, 2000 relating to these option grants.

Common Share Repurchase Plan
----------------------------

On October 9, 1998, the Board of Trustees authorized the implementation of a Common Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Common Shares. The repurchases, if any, are to be made in the open market and the timing is dependent on the availability of Common Shares and other market conditions. As of December 31, 2000, the Company had acquired 8,400 of its Common Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Common Shares are accounted for as treasury Common Shares of beneficial interest.


Preferred Equity Issuance by Subsidiary
---------------------------------------

On June 29, 1999 a subsidiary of the Company completed a sale to institutional investors of $90 million tax-exempt "Series A Cumulative Preferred Shares". In connection with this transaction, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly-owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issued the Series A Cumulative Preferred Shares as well as all subsequent cumulative preferred issuances (collectively, "Cumulative Preferred Shares"). As a result, the Issuer became the direct and indirect owner of all of the Revenue Bonds held by the Origination Trust and Owner Trust and its directly-owned and indirectly-owned subsidiaries (see discussion of Private Label Tender Option Program, above). In addition to contributing the ownership of the Origination Trust, the Company also contributed certain additional Revenue Bonds to the Issuer. Net proceeds of approximately $86,395,000 from the Series A preferred offering were used to invest in or acquire additional tax-exempt assets for the Issuer.

The Series A Cumulative Preferred Shares have an annual preferred dividend payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, and payable upon declaration thereof by the Issuer's Board of Trustees, but only to the extent of the Issuer's tax-exempt income (net of expenses) for the particular quarter. The Series A Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on June 30, 2009 and each remarketing date thereafter at a price equal to $2,000,000 per share plus an amount equal to all distributions accrued but unpaid on the Series A Cumulative Preferred Shares.

Holders of the Series A Cumulative Preferred Shares may elect to retain their shares upon remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of the Series A Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on June 30, 2049, unless the Issuer decides to remarket the shares on such date. The Issuer may not redeem the Series A Cumulative Preferred Shares before June 30, 2009. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. The Series A Cumulative Preferred Shares are not convertible into Common Shares of the Issuer or Common Shares of the Company.

The Series A Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Issuer, senior to all classes or series of Convertible CRA Shares and Common Shares of the Issuer and therefore, of the Company.

On July 21, 2000, the Company, through the Issuer, completed a $79 million tax-exempt preferred equity offering comprised of "Series A-1 Cumulative Preferred Shares" and "Series B Subordinate Cumulative Preferred Shares." The Company received net proceeds of approximately $76,126,000 from this offering.

The Series A-1 Cumulative Preferred Shares rank senior to Convertible CRA Shares and Common Shares and pari passu with the Issuer's Series A Cumulative Preferred Shares and senior to the Series B Subordinate Cumulative Preferred Shares. The Series A-1 Cumulative Preferred Shares have identical terms to the Series A Cumulative Preferred shares except as to the annual preferred dividend rate and the liquidation amount per share.

The Series B Subordinate Cumulative Preferred Shares rank senior to the Company's Convertible CRA Shares and Common Shares and junior to the Issuer's Series A and Series A-1 Cumulative Preferred Shares. The shares have an annual preferred dividend payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year but only after payment of all distributions payable with respect to the Series A and Series A-1 Cumulative Preferred Shares and any other senior securities. The Series B Subordinate Cumulative Preferred Shares are subject to mandatory tender by the holders at their liquidation amount for remarketing and purchase on November 30, 2010 under the same terms as the Series A and Series A-1 Cumulative Preferred Shares.

Since inception, all quarterly distributions have been declared at the stated annualized dividend rate for each respective series and all distributions due have been paid. Attributes of each series of Cumulative Preferred Shares are as follows:


Preferred    Date of     Number        Liquidation      Total Face     Dividend
Series      Issuance    of Shares  Preference per Share   Amount         Rate
---------  ----------  -----------  ------------------  ------------- ---------
Series A     June 29,      45        $2,000,000        $90,000,000      6.625%
             1999
Series A-1   July 21,      48           500,000         24,000,000      7.100%
             2000
Series B     July 21,     110           500,000         55,000,000      7.600%
             2000


Convertible Community Reinvestment Act Preferred Share Offerings
----------------------------------------------------------------

On May 10, 2000, the Company completed a $27,497,000 private placement of Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") to three financial institutions (1,946,000 Convertible CRA Shares priced at $14.13 per share). The Company incurred an initial purchasers' discount of approximately $1,109,000 and other related costs of approximately $610,000 resulting in net proceeds (less expenses) of $25,778,000. On December 14, 2000, the Company completed an additional $9,100,000 private placement of Convertible CRA Shares to three additional financial institutions (644,000 Convertible CRA Shares priced at $14.13 per share). After an initial purchasers' discount of approximately $367,000 and other related costs of approximately $318,000, the Company received net proceeds (less expenses) of $8,414,000.

The Convertible CRA Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the investors receive the same economic benefits as Common Shareholders of the Company, including receipt of the same dividends per share as those paid to Common Shareholders. Other than on matters relating to the terms of the Convertible CRA Shares or to amendments to the Company's Trust Agreement which would adversely affect the Convertible CRA Shares, the Convertible CRA Shares do not have any voting rights. The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares, and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company. The investors, at their option, have the ability to convert their Convertible CRA Shares into Common Shares at a predetermined conversion price. Upon conversion, the investors will no longer be entitled to a special allocation of the regulatory benefit. The conversion price is the greater of (i) the Company's book value per Common Share as set forth in the Company's most recently issued annual or quarterly report filed with the SEC prior to the respective Convertible CRA issuance date or (ii) 110% of the closing price of a Common Share on the respective Convertible CRA Share's pricing date. The conversion price for each Convertible CRA Share offering is indicated on the following table:



     Issuance Date                 Conversion Price     Conversion Ratio
     --------------------------- --------------------- --------------------
     May 10, 2000                       $15.33                 0.9217
     December 20, 2000                  $14.60                 0.9678


The Company expects to raise additional equity in the future from similar financial institutions that can utilize the regulatory benefits that have not previously been allocated to other holders of the Convertible CRA Shares. While the Company expects that these future offerings will be a source of liquidity, it is only one of many sources of potential liquidity. Furthermore, there is no assurance that the Company will be able to consummate such transactions or the price or terms on which the offering may be consummated. If the federal regulatory agencies that monitor these regulatory benefits were to determine that an investment in the Convertible CRA Shares did not result in the financial institutions being able to receive these regulatory benefits, the Company would lose this potential source of liquidity.


Other
-----

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Common Shares valued at their fair market value on the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or Common Shares. As of December 31, 2000 and 1999, 3,552 and 1,910 Common Shares, respectively, having an aggregate value on the date of issuance of $45,000 and $25,000, respectively, were issued to the independent trustees as compensation for their services. An additional 2,001 shares, with an aggregate value of $30,000 at issuance, were issued to the independent trustees in January 2001 as compensation for their 2000 service.


Distribution Information

Distributions Per Share

The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares (collectively, "Shares"), and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company. Quarterly cash distributions per Share for the years ended December 31, 2000 and 1999 were as follows:


                                   Shareholders of the Company
                       ------------------------------------------------------
 Cash Distribution        Date             Per             Total Amount
 for Quarter Ended        Paid            Share             Distributed
 --------------------- ------------- ------------------ ---------------------
 March 31, 2000          5/15/00           $0.265          $  5,454,406
 June 30, 2000           8/15/00            0.265             5,749,086
 September 30, 2000     11/15/00            0.265             5,970,096
 December 31, 2000       2/15/01            0.275             6,800,306
                                            -----           -----------
 Total for 2000                            $1.070           $23,973,894
                                            =====            ==========

 March 31, 1999          5/14/99           $0.240          $  4,939,437
 June 30, 1999           8/15/99            0.245             5,042,352
 September 30, 1999     11/14/99            0.245             5,042,352
 December 31, 1999       2/14/00            0.265             5,453,971
                                            -----           -----------
 Total for 1999                            $0.995           $20,478,112
                                            =====            ==========


In addition to the distributions set forth in the table above, the Company paid the Manager a special distribution (equal to .375% per annum of the total invested assets of the Company) which amounted to $2,743,465 and $2,018,822 for the years ended December 31, 2000 and 1999, respectively.

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Company's Amended and Restated Trust Agreement. Future distributions paid by the Company will be at the discretion of the Trustees based upon evaluation of the actual cash flow of the Company, its financial condition, capital requirements and such other factors as the Trustees deem relevant.


Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data".


                                                       For the Year Ended December 31, ($000s except per share data)
                                                       -------------------------------------------------------------
OPERATIONS                                                 2000       1999          1998       1997          1996*
----------                                             -------------------------------------------------------------

Total revenues                                          $  59,091     $ 40,437    $ 27,940     $ 14,230    $ 11,628

Operating expenses                                         (4,563)      (3,151)     (2,391)      (1,902)     (1,783)
Interest expense and financing costs                       (6,414)      (3,166)     (1,959)        (429)          0
Other-than-temporary impairments related to                     -       (1,859)          -       (1,843)     (4,000)
  investments in Revenue Bonds
Gain/(Loss) on repayment of revenue bonds                     645         (463)          0            0           0
                                                       ----------      -------  -----------    ---------   --------


Income before minority interests                           48,759       31,798      23,590       10,056       5,845
Income allocated to preferred shareholders of              (8,594)      (3,014)          0            0           0
  subsidiary
Minority interest in income of subsidiary                 (10,074)      (5,602)     (1,564)           0           0
                                                         --------     --------    --------   ----------- ----------


Net income                                              $  30,091     $ 23,182    $ 22,026     $ 10,056    $  5,845
                                                         ========      =======     =======      =======     =======

Net income applicable to Shareholders *****             $  27,074     $ 20,951    $ 20,343   $    2,438***
                                                         ========      =======     =======    ===========

Net income per Share *****
  Basic                                                $     1.22   $     1.02  $       .99  $       .12***   **
                                                        ==========   ==========  ==========   ==========

  Diluted                                              $     1.22   $     1.02  $       .98  $       .12***   **
                                                        ==========   ========    ==========   ==========


Weighted average Shares outstanding
  Basic                                                    22,141       20,581      20,587       20,587***    **
                                                           ======       ======      ======       ======
  Diluted                                                  22,152       20,581      20,741       20,587***    **
                                                           ======       ======      ======       ======


FINANCIAL POSITION

Total assets                                           $  925,236   $  673,791  $  492,586   $   362,391   $  154,896
                                                        =========    =========   =========    ==========    =========

Secured borrowings                                     $  110,026   $   80,770  $        0   $        0    $        0
                                                        =========    =======     =========    ==========  ===========

Notes payable                                          $        0   $        0  $        0   $   21,445    $        0
                                                        =========    =========   =========    =========    ==========

Total liabilities                                      $  124,222   $   91,239  $   15,092   $   30,722    $      574
                                                        =========    ==========  =========    ========     =========

Minority interest in subsidiary (subject to            $  275,000   $  177,000  $  150,000   $        0    $        0
  mandatory redemption)                                 ========     =========   =========    ========     ==========

Preferred shares of subsidiary (subject to             $  169,000   $   90,000  $       0    $        0    $        0
  mandatory repurchase)                                 =========    ==========  ========     =========    ==========

Total shareholders' equity/partners' capital           $  357,014   $  315,552  $  327,494   $   331,668   $  154,323
                                                        ========     ========   ==========   ==========    ==========


DISTRIBUTIONS

Distributions to Series A preferred shareholders       $  5,962,000 $ 3,014,375        N/A          N/A           N/A
                                                       ===========   =========
Distributions to Series A-1 preferred shareholders     $  762,067          N/A         N/A          N/A           N/A
                                                        ==========
Distributions to Series B preferred shareholders       $ 1,869,389         N/A         N/A          N/A           N/A
                                                        =========
Distributions to BUC$holders                                  N/A          N/A         N/A   $7,138,263****  $9,517,685
                                                                                              =========       =========
Distributions to Shareholders *****                    $23,973,872  $20,478,112 $19,144,597  $4,735,120***
                                                        ==========   ==========  ==========   =========
Distributions per share**                              $      1.07  $      1.00 $       .93  $       .23***
                                                        ===========  =========== ============ =========



OTHER DATA

*Information prior to October 1, 1997 (the date of the Merger) is only with respect to Summit Tax Exempt L.P. II. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries that include Summit Tax Exempt II and the other Partnerships pursuant to the Merger.

**Distributions per share are the same for both common shares and Convertible CRA Shares. Net income and distribution per Share information for periods prior to October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

***Represents amount for the three months ended December 31, 1997.

****Represents amount for the nine months ended September 30, 1997.

*****Includes common shareholders and Convertible CRA Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General
-------

The Company is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income issued by various state or local governments, agencies, or authorities. Accordingly, the Company produces tax-exempt income which it directly passes through to its shareholders in the form of a quarterly tax-exempt dividend.
Revenue Bonds are secured by mortgage loans on underlying properties ("Underlying Properties").

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related Capital Company, a nationwide, fully integrated real estate financial services firm. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs and to provide, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services.

The Company does not operate as a mortgage REIT, which generally utilize high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage-backed securities. Unlike mortgage REITs that typically incur leverage at ratios ranging from 3:1 to 10:1, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined and pursuant to its Trust Agreement) as of the date incurred. Furthermore, the Revenue Bonds owned by the Company generally call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Due to the Company's low level of leverage, the Company has not been affected by the lack of liquidity that recently impaired mortgage REITs and its portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

In order to generate increased tax-exempt income and, as a result, enhance the value of the Company's Shares, the Company intends to invest in or acquire additional Revenue Bonds. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. The Company has designed a Direct Purchase Program specifically to appeal to developers of such properties through which the Company will invest in or acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the bonds acquired by the Company.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related because the
Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of first mortgage bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 26 years. According to the 2000 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.


Liquidity and Capital Resources
-------------------------------

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company has primarily used two sources of capital: collateralized debt securitizations and equity offerings. To date, the primary source of long-term liquidity has come from the Company's Private Label Tender Option Program and preferred equity offerings by the Company or a subsidiary. During the years 1999 and 2000, the Company raised additional capital as follows:



                                                  Amount of Capital Raised During:              Ending Balance
--------------------------------------------------------------------------------------------------------------
     Capital Source                                  1999                   2000               December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

     Equity:

     Series A Preferred                        $  90,000,000             $         0           $  90,000,000
     Series A-1 Preferred                      $           0             $24,000,000           $  24,000,000
     Series B Preferred                        $           0             $55,000,000           $  55,000,000
     Convertible CRA Preferred                 $           0             $36,596,700           $  36,596,700

     Securitizations:

     Private Label Tender Option Program        $177,000,000             $98,000,000            $275,000,000
     P-Floats/RITES                            $  80,769,616             $29,348,725            $110,026,031

These capital raising transactions are described in more detail below.


The Company has two primary securitization programs: the Private Label Tender Option Program and the P-FLOATS/RITES program. Securitizations continue to offer efficient execution and the lowest cost of capital, albeit with certain covenants and leverage limits. Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value; such terms are generally consistent or more conservative than leverage covenants on the Company' s securitized debt.

Short-term liquidity is provided by interest income from Revenue Bonds and promissory notes in excess of the related financing costs, and interest income from cash and temporary investments. The Company believes that its financing capacity and cash flow from current operations are adequate to meet its current and projected liquidity requirements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.


Capital Raising Transactions

(i) Preferred Equity Issuances By Subsidiary

Since June 1999, the Company, through a subsidiary, has issued multiple series of Cumulative Preferred Shares. Proceeds from these offerings were used to invest in or acquire additional tax-exempt assets for the Company.

Preferred        Date of     Mandatory       Mandatory    Number       Liquidation       Total Face    Dividend
Series          Issuance      Tender        Repurchase   of SharesPreference per Share     Amount      Rate
---------------------------------------------------------------------------------------------------------------

Series A         6/29/99      6/30/09         6/30/49        45         $2,000,000      $90,000,000      6.625%
Series A-1       7/21/00      6/30/09         6/30/49        48            500,000       24,000,000      7.100%
Series B         7/21/00     11/30/10        11/30/50       110            500,000       55,000,000      7.600%


Each series of Cumulative Preferred Shares has an annual preferred dividend payable quarterly in arrears upon declaration thereof by the Company's Board of Trustees, but only to the extent of tax-exempt net income for the particular quarter. All series of Cumulative Preferred Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on their respective mandatory tender dates and each remarketing date thereafter at their respective liquidation preference per share plus an amount equal to all distributions accrued but unpaid.

Holders of Cumulative Preferred Shares may elect to retain their shares upon remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on the mandatory repurchase date, unless the Company decides to remarket the shares on such date. Cumulative Preferred Shares are not convertible into Common Shares of the Company.

The Series A and A-1 Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to all classes or series of Convertible CRA Shares, Series B Cumulative Preferred Shares and Common Shares of the of the Company. The Series B Subordinate Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to the Company's Common Shares and the Company's Convertible CRA Shares and junior to the Issuer's Series A and A-1 Cumulative Preferred Shares.

Since inception, all quarterly distributions have been declared at each stated annualized dividend rate for each respective series and all distributions due have been paid. In February 2001, preferred shareholder distributions that were declared in December 2000, were paid to the preferred shareholders from cash flow from operations for the quarter ended December 31, 2000. The per share distributions declared and paid for this period were as follows:

                                Dividend per Share       Total Distribution
                                ------------------       ------------------

  Series A; 6.625%                     $ 33,125               $1,490,625
  Series A-1; 7.100%                   $  8,875               $  426,000
  Series B; 7.600%                     $  9,500               $1,045,000


(ii) Convertible Community Reinvestment Act Preferred Share Offerings

On May 10, 2000, the Company completed a $27,497,000 private placement of Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") to three financial institutions (1,946,000 Convertible CRA Shares priced at $14.13 per share.) On December 14, 2000, the Company completed an additional $9,100,000 private placement of Convertible CRA Shares to three additional financial institutions (644,000 Convertible CRA Shares priced at $14.13 per share).

The Convertible CRA Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as Common Shareholders of the Company, including receipt of the same dividends per share as those paid to Common Shareholders. The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares, and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company.

The investors, at their option, have the ability to convert their Convertible CRA Shares into Common Shares at a predetermined conversion price. Upon conversion, the investors will no longer be entitled to a special allocation of the regulatory benefit. The conversion price is the greater of (i) the Company's book value per Common Share as set forth in the Company's most recently issued annual or quarterly report filed with the SEC prior to the respective
Convertible CRA Share issuance date or (ii) 110% of the closing price of a Common Share on the respective Convertible CRA Share's pricing date. The conversion price for each Convertible CRA Share offering is indicated on the following table:


    Issuance Date          Conversion Price           Conversion Ratio
    -------------          ----------------           ----------------

    May 10, 2000                $15.33                      0.9217
    December 14, 2000           $14.60                      0.9678



(iii) Private Label Tender Option Program

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400,000,000. On December 7, 2000, the Company refined the structure the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500,000,000. In addition, the TOP's surety commitment was extended for a five-year term. The liquidity commitment is a one-year renewable commitment. The Company expects to renew or replace such commitments upon expiration of their terms.

Under the TOP structure, the Company contributes Revenue Bonds to Charter Mac Origination Trust I (the "Origination Trust"), a wholly owned, indirect subsidiary of the Company. The Origination Trust then contributes certain of these Revenue Bonds to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2000, two such Series Trusts were created: a California only series and a National (non-state specific) series.

Each Series Trust, issues two equity certificates: (i) a Senior Certificate which has been deposited into a "Certificate Trust" which issues and sells "Floater Certificates" representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate, issued to the Origination Trust which represents the remaining beneficial ownership interest in each Series Trust.

The effect of the TOP structure is that a portion of the interest received on Revenue Bonds in the Owner Trust is distributed through the Senior Certificate to the holders of the Floater Certificates with any remaining interest remitted to the Origination Trust (and thus to the benefit of the Company) via the Residual Certificate. The effect of the December 7, 2000, refinement of the TOP structure was to segregate the California related Floater Certificates as they generally will pay distributions at lower rates than National (non-state specific) Floater Certificates and thus the yield on the Residual Certificates owned by the Origination Trust is increased. The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $147,000,000) are an additional collateral pool for the Owner Trust's obligations under the Senior Certificate.

The balance of the TOP at December 31, 2000 (the equity in the Owner Trust, represented by the Senior Certificate), was $275,000,000. The Company's floating rate cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 5.4%, 4.5% and 4.9% for the years ended December 31, 2000, 1999 and the period May 21, 1998 (inception) through December 31, 1998, respectively.


(iv) P-FLOATs/RITES

Another source for financing the Company's investments is the securitization of selected Revenue Bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Merrill Lynch deposits each Revenue Bond into an individual special purpose trust together with a credit enhancement guarantee. Two types of securities are then issued by each trust, (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly and (2) Residual Interest Tax Exempt Securities ("RITES"), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are generally sold back to the Company.

During the year 2000, the Company transferred three Revenue Bonds with an aggregate face amount of $30,800,000 to P-FLOATS/RITES program and received proceeds of $29,348,725.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.96% and 4.8%, annualized, for the year ended December 31, 2000 and the period June 29, 1999 (inception of this program) through December 31, 1999, respectively.


Acquisitions and Dispositions of Revenue Bonds

During 2000, the Company acquired 44 Revenue Bonds (including Revenue Bonds acquired in the ATEBT Merger - see below) with an aggregate par value of approximately $299.8 million, not including bond selection fees and expenses of approximately $5.8 million.

                         Acquisitions for the Year Ended December 31, 2000
                                                                                        Bond
                                          Closing                     Aggregate       Interest
    Property/Bond Name                     Date      Par Amount    Purchase Price      Rate at
                                                                                      12/31/00
    ----------------------------------- ----------- ------------- ----------------- --------------
    Summer Lake                           Mar-14      $5,600,000   $  5,726,806        7.400%
    Princess Anne House                   Apr-6          125,000        127,500        9.500%
    Princess Anne House                   Apr-6        7,500,000      7,684,106        7.500%
    Walnut Park Plaza                     Apr-11       5,500,000      5,611,284        7.500%
    Columbia at Bells Ferry               Apr-19      13,000,000     13,264,889        7.400%
    Oaks at Hampton                       Apr-27         525,000        535,500        9.000%
    Oaks at Hampton                       Apr-27       9,535,000      9,737,266        7.200%
    Walnut Creek                          May-4          360,000        367,200        7.500%
    Walnut Creek                          May-4        3,240,000      3,305,433        7.500%
    South Congress                        May-4        6,300,000      6,431,026        7.500%
    Newark Commons                        May-17      14,300,000     14,643,370        7.300%
    Grace Townhomes                       May-23       5,225,600      5,330,112        7.500%
    San Marcos                            May-23       7,231,000      7,380,311        7.375%
    Casa Ramon                            Jul-11       4,744,000      4,856,800        7.500%
    Parks at Westmoreland                 Jul-17         455,000        464,100        9.000%
    Parks at Westmoreland                 Jul-17       9,535,000      9,745,037        8.500%
    Kings Villages                        Jul-26      17,650,000     18,027,011        8.500%
    Autumn Ridge                          Aug-11       9,304,230      9,495,593        8.000%
    Bay Colony                            Aug-11      10,100,000     10,306,797        7.500%
    Village Green                         Aug-14         503,528        513,598        8.500%
    Village Green                         Aug-14       3,078,000      3,144,885        8.500%
    Southwest Trails                      Aug-14       6,500,000      6,633,855        7.350%
    Park at Landmark                      Sep-7        9,500,000      9,690,000        8.750%
    Hidden Grove                          Sep-26       8,600,000      8,772,000        7.400%
    Running Brook                         Sep-27       8,495,000      8,674,092        7.400%
    Park Sequoia                          Oct-17       6,740,000      6,874,800        8.500%
    Armstrong Farm                        Oct-19       8,246,000      8,410,920        7.500%
    Chapel Ridge of Claremore             Oct-26       4,100,000      4,182,000        7.500%
    Chandler Creek                        Oct-31         350,000        357,000        9.750%
    Chandler Creek                        Oct-31      15,850,000     16,167,000        8.500%
    Greenbridge at Buckingham             Nov-7          350,000        357,000        10.000%
    Greenbridge at Buckingham             Nov-7       19,735,000     20,143,757        7.400%
    Woods Edge                            Nov-13       4,850,000      4,947,000        7.800%
    Highpointe Club                       Nov-14       3,250,000      3,927,000 (a)    9.000%
    Lexington Trails                      Nov-14       4,900,000      5,921,000 (a)    9.000%
    Rolling Ridge                         Nov-14       4,925,000      5,951,000 (a)    9.000%
    Reflections                           Nov-14      10,700,000     12,930,000 (a)    9.000%
    Museum Tower                          Nov-29       6,000,000      6,120,000        8.250%
    Williams Run                          Dec-6          200,000        204,000        9.250%
    Williams Run                          Dec-6       12,650,000     12,903,000        7.650%
    Red Hill Villas                       Dec-12         400,000        408,000        9.500%
    Red Hill Villas                       Dec-12       9,900,000     10,112,024        8.400%
    Grandview Forest                      Dec-22       5,483,907      5,597,602        8.500%
    Millpond Village                      Dec-28      14,300,000     14,586,000        8.550%

(a)  These bonds were purchased as part of the ATEBT merger.


During the period January 1, 2000 through December 31, 2000, three Revenue Bonds were repaid and two RITES were terminated as more fully described in table below.


               Dispositions for the Year Ended December 31, 2000
                                Bond Par          Amortized       Realized Gains
  Property/Bond Name             Amount              Cost           / (Losses)
  ------------------------- ------------------- ---------------- ---------------
  Bonds
  Bay Club                    $6,400,000          $6,438,942       $ (38,942)
  East Ridge                   8,700,000           8,437,747         262,253
  Martin's Creek               7,300,000           6,842,946         457,054
  RITES
  Avalon                           5,000              40,073         (35,073)
  Meadowview Park                  5,000               5,141            (141)
                                                                   ---------
                                                                    $645,151



Revenue Bond Modifications
--------------------------

The original obligors and owners of the Underlying Properties of the Cedar Creek and Pelican Cove Revenue Bonds have been replaced with affiliates of the Manager who have not made equity investments. These affiliates have assumed the day-to-day responsibilities and obligations of the Underlying Properties. On September 29, 2000, the affiliates of the Manager sold 49% of Pelican Cove and Cedar Creek to a third party buyer with an option from the buyers to purchase the remaining 51% in 2001.

In connection with the sale of two of the Underlying Properties, Cedar Creek and Pelican Cove, the Company has agreed to a modification of the terms of the respective Revenue Bonds. Subject to Issuer approval, the stated interest rate of the Cedar Creek Revenue Bond will be modified to a stated interest rate of 7.43% and 7.25% and the maturity and call dates will be extended to October 1, 2010 and October 1, 2020, respectively.


ATEBT Merger
------------

On November 2, 1999, the Company and American Tax Exempt Bond Trust ("ATEBT"), whose manager is an affiliate of the Manager of the Company, entered into an Agreement and Plan of Merger providing for the merger of ATEBT into and with the Company as the surviving trust in the merger (the "ATEBT Merger"). The ATEBT Merger was approved by the ATEBT shareholders on September 27, 2000 and consummated on November 14, 2000.

On the ATEBT Merger consummation date, ATEBT had total assets of approximately $29,700,000 and net assets of approximately $28,300,000. ATEBT had four tax-exempt first mortgage bonds financing properties in four states, with an aggregate outstanding face amount of $23,775,000, and with individual interest rates of 9.0%.

Pursuant to the Merger Agreement, each share of beneficial ownership in ATEBT issued and outstanding was converted into 1.43112 Common Shares of the Company. Following the ATEBT Merger, previous ATEBT shareholders own 2,115,722 Common Shares (representing approximately 9.3% of the then outstanding Common Shares) of the Company.

Results of Operations
---------------------

The following is a summary of the Company's results of operations for the years ended December 31, 2000, 1999 and 1998. Net income for the years ended December 31, 2000, 1999 and 1998 was $30.1 million, $23.2 million and $22.0 million, respectively.

2000 vs. 1999
-------------

For the year ended December 31, 2000 as compared to 1999, total revenues, total expenses and net income increased due to the net result of the acquisition of 44 Revenue Bonds and the repayment of three Revenue Bonds.

Interest income from Revenue Bonds increased approximately $17.2 million for the year ended December 31, 2000 as compared to 1999. This increase was primarily due to an increase in interest income of $15.2 million on new Revenue Bonds acquired during 1999 and 2000. Also contributing to the increase was the receipt during 2000 of deferred, unrecorded, base interest of $2.5 million relating to prior periods with respect to certain Revenue Bonds.

Total revenues for the year ended December 31, 2000 increased by approximately $18,700,000, including the increases in interest income from Revenue Bonds noted above. The remaining increase is due to an increase in interest income from temporary investments of approximately $1,100,000 primarily due to cash pledged as collateral during 2000 related to securitization transactions, and an increase in interest income from promissory notes of approximately $300,000 primarily due to the Country Lake note acquired during 2000.

Interest expense and recurring fees increased approximately $3,200,000 for the year ended December 31, 2000 as compared to 1999 primarily due to increased secured borrowings and a higher outstanding balance of the TOP during 2000.

Loan servicing and asset management fees increased approximately $480,000 for the year ended December 31, 2000 due to new acquisitions and the corresponding increase in the Revenue Bond portfolio serviced. General and administrative expenses increased approximately $737,000 for the year ended December 31, 2000, primarily due to an increase in legal costs related in part to bond modifications, an increase in the amortized cost related to stock options, an increase in other fees and an increase in expense reimbursements to the Manager and affiliates due to the 2000 and 1999 Revenue Bond acquisition.

Amortization increased approximately $195,000 for the year ended December 31, 2000 as compared to 1999 primarily due to an increase in amortization of deferred costs relating to the TOP and issuance of preferred shares of subsidiary.

For the year ended December 31, 2000, the Company recognized a gain on the repayment of revenue bonds of approximately $645,000 as compared to a loss on repayment of revenue bonds of approximately $463,000 recognized for the year ended December 31, 1999.

Income allocated to preferred shareholders of subsidiary for the year ended December 31, 2000 increased approximately $5,600,000, related to the Preferred Offerings executed on June 29, 1999 and July 21, 2000. Minority interest in income of subsidiary increased approximately $4,500,000 for the year ended December 31, 2000 as compared to 1999 primarily due to a higher outstanding balance of the TOP during 2000.

1999 vs. 1998
-------------

For the year ended December 31, 1999 as compared to 1998, total revenues, total expenses and net income increased due to the net result of the acquisition of 23 Revenue Bonds and the repayment of three Revenue Bonds.

Interest income from Revenue Bonds increased approximately $11.3 million for the year ended December 31, 1999 as compared to 1998. This increase was due primarily to interest income of $9.5 million on new Revenue Bonds acquired during 1999 and 1998. Also contributing to the increase was the receipt of $1.6 million in deferred, unrecorded, base interest relating to prior periods with respect to certain Revenue Bonds, and $3 million relating to three RITES purchased in June 1999.

Total revenues for the year ended December 31, 1999 increased by approximately $12,500,000, including the $9.5 million increase in interest income from new Revenue Bonds noted above. The remaining increase is due to an increase in interest income from temporary investments primarily due to higher invested cash balances in 1999.

Interest expense and recurring fees relating to the Private Label Tender Option program increased approximately $1.2 million for the year ended December 31, 1999 as compared to 1998 primarily due to increased secured borrowings and a higher outstanding balance of the TOP during 1999.

Bond servicing and asset management fees increased approximately $353,000 for the year ended December 31, 1999 due to new acquisitions and a corresponding increase in the Revenue Bond portfolio serviced. General and administrative expenses increased approximately $184,000 for the year ended December 31, 1999 primarily due to an increase in public relations expenses and an increase in audit/tax fees.

Amortization increased approximately $223,000 for the year ended December 31, 1999 as compared to 1998 primarily due to an increase in amortization of deferred costs relating to the TOP.

A loss on impairment of assets in the amount of approximately $1,859,000 was recorded for the year ended December 31, 1999 to recognize other than temporary impairment losses on six modified Revenue Bonds and one Revenue Bond with anticipated modifications. A loss on repayment on three Revenue Bonds in the amount of approximately $463,000 was recorded for the year ended December 31, 1999.

Income allocated to preferred shareholders of subsidiary for the year ended December 31, 1999 relates to the Preferred Offering which closed on June 29, 1999. Minority interest in income of subsidiary increased approximately $4,038,000 for the year ended December 31, 1999 as compared to 1998 primarily due to a higher outstanding balance of the TOP during 1999.


Recently Issued Accounting Standards
------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and is effective for the Company beginning with the first quarter of 2001. Prior to December 31, 2000, the Company did not use derivatives or engage in hedging activities. Beginning in 2001, the Company has entered into interest rate swaps in order to hedge against rising interest rates on its short-term, floating rate borrowings. Management has implemented a formal hedging policy. Implementation of this statement did not have a material effect on the Company's financial statements.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extiguisment of Liabilities" replaces SFAS No. 125, which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company's management does not believe that application of this statement, required in the second quarter of 2000, will have a material impact on the Company's financial statements.


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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The nature of the Company's investments and the instruments used to raise capital for their acquisition expose the Company to income and expense volatility due to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

The Revenue Bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOAT program vary based on market interest rates based on the Bond Market Association ("BMA") index and are re-set weekly. Other long-term sources of capital, such as the Company's various series of Cumulative Preferred Shares, carry a fixed dividend rate and so are not impacted by changes in market interest rates.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, management did not engage in any of these hedging strategies. However, beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company has entered into interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-Floats programs. On January 5, 2001, the Company entered into a five-year interest swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest swap that fixes the BMA index to 3.64% on a notional amount of an additional $100.0 million.

Subsequent to December 31, 2000, with respect to the portion of the Company's floating rate financing programs which are not hedged, a change in the BMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $235 million ($385 million outstanding under these financing programs at December 31, 2000, less the $150 million notional amount subsequently hedged and assuming a perfect hedge correlation) the Company estimates that an increase of 1.0% in the BMA rate would decrease the Company's annual net income by approximately $2,350,000. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on Revenue Bonds.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its December 31, 2000 value of $845,405,056 to approximately $736,636,000. A 1% decline in interest rates would increase the value of the December 31, 2000 portfolio to approximately $956,249,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

The assumptions related to the foregoing discussion of market risk involve judgments involving future economic market conditions, future corporate decisions and other interrelating factors, many of which are beyond the control of the Company and all of which are difficult or impossible to predict with accuracy. Although the Company believes that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate. Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as a representation of the Company that the objectives and plans of the Company would be achieved.

Item 8.  Financial Statements and Supplementary Data.
                                                                           Page
                                                                        --------
(a) 1.   Financial Statements

         Independent Auditors' Report                                         31

         Consolidated Balance Sheets as of December 31, 2000 and 1999         32

         Consolidated  Statements  of Income for the years ended  December 31,
         2000,  1999 and 1998                                                 33

         Consolidated  Statements  of Changes in  Shareholders'  Equity for
         the years ended December 31, 2000, 1999 and 1998                     34

         Consolidated  Statements  of Cash Flows for the years
         ended  December  31,  2000, 1999 and 1998                            36

         Notes to Consolidated Financial Statements                           38

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trustees
And Shareholders of
Charter Municipal Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of Charter Municipal Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter Municipal Mortgage Acceptance Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 12, 2001

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                 December 31,
                                                        ------------------------------
                                                             2000           1999
                                                        -------------  --------------

                                     ASSETS

Revenue bonds-at fair value                              $845,405,056  $587,892,000
Temporary investments                                               0    45,541,000
Cash and cash equivalents                                  36,116,481     8,653,503
Cash and cash equivalents-restricted                                0     1,028,209
Interest receivable, net                                    5,202,999     2,803,278
Promissory notes receivable                                 9,909,933    10,148,060
Deferred costs, net                                        24,201,342    14,222,451
Goodwill, net                                               3,792,959     2,674,626
Other assets                                                  607,095       828,097
                                                       -------------- -------------

Total assets                                             $925,235,865  $673,791,224
                                                          ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Secured borrowings                                     $110,026,031  $ 80,769,616
  Accounts payable, accrued expenses and other liabilities  2,835,144     2,306,306
  Due to Manager and affiliates                             1,598,921     1,218,211
  Distributions payable to preferred shareholders
   of subsidiary                                            2,961,625     1,490,625
  Distributions payable to Convertible CRA Shareholders       558,250             0
  Distributions payable to common shareholders              6,242,046       5,453,971
                                                        -------------   -------------

Total liabilities                                         124,222,017    91,238,729
                                                          -----------   -----------

Minority interest in subsidiary (subject to mandatory
  redemption)                                             275,000,000   177,000,000
                                                          -----------   -----------

Preferred shares of subsidiary (subject to mandatory
  repurchase)                                             169,000,000    90,000,000
                                                          -----------  ------------

Commitments and contingencies

Shareholders' equity:
Beneficial owners' equity - Convertible CRA
  shareholders (2,590,000 shares, issued and outstanding)  34,397,168             0
Beneficial owner's equity-manager                             715,342       441,878
Beneficial owners' equity-other common shareholders
  (50,000,000 shares authorized; 22,706,739 issued and
   22,698,339 outstanding and 20,589,375 issued and
   20,580,975 outstanding in 2000 and 1999, respectively) 344,870,761   312,800,380
Treasury shares of beneficial interest (8,400 shares)        (103,359)     (103,359)
Accumulated other comprehensive income (loss)             (22,866,064)    2,413,596
                                                         ------------   -----------

Total shareholders' equity                                357,013,848   315,552,495
                                                          -----------   -----------

Total liabilities and shareholders' equity               $925,235,865  $673,791,224
                                                          ===========   ===========


         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                            Years Ended December 31,
                                              2000            1999         1998
                                            -----------  -----------   -----------
Revenues:
  Interest income:
   Revenue bonds                            $55,708,904   $38,444,530   $27,124,667
   Temporary investments                      2,379,976     1,289,669       221,270
   Promissory notes                           1,001,681       702,991       594,183
                                            -----------  ------------  ------------

   Total revenues                            59,090,561    40,437,190    27,940,120
                                             ----------    ----------    ----------

Expenses:

  Interest expense                            4,216,160     1,749,225     1,504,334
  Recurring fees relating to the Private
   Label Tender Option Program                2,197,557     1,416,756       454,919
  Bond servicing                              1,817,270     1,337,738       985,198
  General and administrative                  2,167,862     1,430,798     1,247,226
  Amortization                                  577,388       382,027       158,572
  Loss on impairment of assets                        0     1,859,042             0
                                             ----------    ------------    ----------

   Total expenses                            10,976,237     8,175,586     4,350,249
                                             ----------    ----------    ----------

Income before gain (loss) on repayment of
  revenue bonds                              48,114,324    32,261,604    23,589,871

Gain (loss) on repayment of revenue bonds       645,151      (463,147)            0
                                           ------------   -----------   -----------

Income before minority interests             48,759,475    31,798,457    23,589,871

Income allocated to preferred shareholders
  of subsidiary                              (8,593,956)   (3,014,375)            0
Minority interest in income of subsidiary   (10,074,463)   (5,602,264)   (1,563,999)
                                            -----------   -----------   -----------

   Net income                               $30,091,056   $23,181,818   $22,025,872
                                             ==========    ==========    ==========

Allocation of net income to:

  Special distribution to Manager          $  2,743,465  $  2,018,822  $  1,477,797
                                            ===========  ============  ============
  Manager                                 $     273,476 $     211,630 $     205,481
                                           ============ ============= =============
  Common shareholders                       $25,500,984   $20,951,366   $20,342,594
  Convertible CRA Shareholders                1,573,131             0             0
                                            -----------   -----------  ------------
   Total for shareholders                   $27,074,115   $20,951,366   $20,342,594
                                             ==========    ==========    ==========

Net income per share:

  Basic                                 $        1.22    $     1.02     $      .99
                                         ============ ============    ==============

  Diluted                               $        1.22    $     1.02     $       .98
                                         ============ ============      ============

Weighted average shares
  outstanding:

  Basic                                      22,140,576    20,580,756    20,587,151
                                             ==========    ==========    ==========

  Diluted                                    22,152,239    20,580,756    20,740,641
                                             ==========    ==========    ==========





See accompanying notes to consolidated financial statements






                                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                        Beneficial
                                        Owners'                   Beneficial                             Accumulated
                                        Equity -     Beneficial   Owners'      Treasury                    Other
                                        Convertible  Owner's      Equity-      Shares of                Comprehensive
                                        CRA          Equity -       Other      Beneficial   Comprehensive Income
                                        Shareholders  Manager     Shareholders  Interest     Income       (Loss)        Total
                                        ------------  -------     ------------  --------     ------      -------       -----



Balance at January 1, 1998                         0   $  24,788    $311,322,765 $       0                $20,320,646  $331,668,199


Comprehensive income:

Net income                                         0   1,683,278    20,342,594           0   22,025,872            0   22,025,872
Other comprehensive loss:
  Net unrealized loss on revenue bonds:
  Net unrealized holding loss arising during the                                             (5,260,455)  (5,260,455)  (5,260,455)
                                                                                             ----------
   period
Comprehensive income                                                                         16,765,417
                                                                                             ==========
Issuance of common shares                          0           0         5,000           0                         0        5,000
Purchase of treasury shares                        0           0             0    (103,359)                        0     (103,359)
Consolidation costs                                0           0      (218,657)          0                         0     (218,657)
Distributions                                      0   (1,477,807)  (19,144,587)         0                         0   (20,622,394)
                                          -----------  ----------    ----------  ----------               -----------   ----------


Balance at December 31, 1998                       0     230,259    312,307,115   (103,359)               15,060,191   327,494,206

Comprehensive income:
Net income                                         0   2,230,452    20,951,366           0   23,181,818            0   23,181,818
Other comprehensive loss:
  Net unrealized loss on revenue bonds
  Net unrealized holding loss arising during the                                             (14,968,784)
   period
  Add: Reclassification adjustment for losses
   included in net income
                                                                                              2,322,189
Other comprehensive loss                                                                     (12,646,595) (12,646,595) (12,646,595)
                                                                                             -----------
Comprehensive income                                                                         10,535,223
                                                                                             ==========
Issuance of common shares                          0           0        20,000           0                         0       20,000
Distributions                                      0   (2,018,833)  (20,478,101)         0                         0   (22,496,934)
                                          -----------------------   -----------  -------------                 -------  -----------


Balance at December 31, 1999                       0     441,878    312,800,380   (103,359)                2,413,596   315,552,495

Comprehensive income:
Net income                                 1,573,131   3,016,941    25,500,984           0   30,091,056            0   30,091,056
Other comprehensive loss:
  Net unrealized loss on revenue bonds
  Net unrealized holding loss arising during the                                             (24,634,509)
   period
  Add: Reclassification adjustment for net gain
   included in net income
                                                                                               (645,151)
Other comprehensive loss                                                                     (25,279,660) (25,279,660) (25,279,660)
                                                                                             -----------
Comprehensive income                                                                         $ 4,811,396
                                                                                               =========

Issuance of common shares                          0           0    29,174,649           0                         0   29,174,649
Issuance of Convertible CRA Shares        34,192,657                                                                   34,192,657
Distributions                             (1,368,620)  (2,743,477)  (22,605,252)         0                        0   (26,717,349)
                                          ----------   ----------   -----------  ------------               ---------   -----------
                                                                                         0


Balance at December 31, 2000              $34,397,168  $715,342     $344,870,761 $(103,359)               $(22,866,064)$357,013,848
                                           ==========   =======      =========== -========                 ===========  ===========


See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                               2000          1999           1998
                                          -------------   -----------   ------------

Cash flows from operating activities:
  Net income                                $30,091,056   $23,181,818   $22,025,872
                                             ----------    ----------    ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  (Gain) loss on repayments of revenue bonds   (645,151)      463,147             0
  Loss on impairment of assets                        0     1,859,042             0
  Other amortization                            577,388       382,027       158,572
  Amortization of goodwill                      364,653       297,624       134,592
  Amortization of bond selection costs          938,319       452,949       238,928
  Accretion of excess of acquired net
   assets over cost                                   0             0      (248,559)
  Accretion of deferred income and purchase
   accounting adjustment                       (163,129)      (66,212)      (66,212)
  Income allocated to preferred shareholders
   of subsidiary                              8,593,956     3,014,375             0
  Changes in operating assets and liabilities:
   Interest receivable                       (2,279,045)   (1,290,716)     (633,043)
   Other assets                                  51,357        (5,097)       29,971
   Accounts payable, accrued expenses and
    other liabilities                           212,093    (4,948,125)      608,704
   Due to Manager and affiliates               (705,149)      (87,926)      402,361
                                           ------------ -------------  ------------
  Total adjustments                           6,945,292        71,088       625,314
                                            ----------- -------------  ------------
Net cash provided by operating activities    37,036,348    23,252,906    22,651,186
                                             ----------    ----------    ----------

Cash flows from investing activities:
  Proceeds from repayments of revenue bonds  22,400,000    21,395,213             0
  Periodic principal payments of revenue bonds  378,563             0             0
  Purchase of revenue bonds                (276,011,265) (165,934,618) (117,596,600)
  Increase in deferred bond selection costs  (6,499,035)   (3,906,784)   (2,598,288)
  Net sale (purchase) of temporary investments45,541,000  (45,541,000)    3,500,000
  (Increase) decrease in other assets             1,000      (251,500)            0
  Increase in other deferred costs             (545,632)     (100,000)            0
  Loans made to properties                     (200,000)   (2,847,185)   (1,055,695)
  Principal payments received from loans made to
   properties                                   438,127       328,045       507,040
  Cash acquired in ATEBT merger                 837,958             0             0
                                            ------------    ----------  ------------
Net cash used in investing activities      (213,659,284) (196,857,829) (117,243,543)
                                           ------------  ------------   -----------



Cash flows from financing activities:
  Proceeds from note payable                          0             0    96,039,231
  Repayments of note payable                          0             0  (117,484,571)
  Proceeds from secured borrowings           29,348,725    80,769,616             0
  Principal repayments of secured borrowings    (92,310)            0             0
  Decrease (increase) in cash and cash
   equivalents-restricted                     1,028,209    (1,028,209)            0
  Distributions paid to the Manager and
   Common shareholders                      (24,343,782)  (21,815,252)  (20,331,395)
  Distributions paid to preferred shareholders
   of subsidiary                             (7,122,956)   (1,523,750)            0
  Distributions paid to Convertible CRA
   shareholders                                (810,370)            0             0
  Increase in minority interest             348,000,000    27,000,000   150,000,000
  Repayment of minority interest           (250,000,000)            0             0
  Increase in deferred costs relating to the Private
   Label Tender Option Program               (2,300,639)     (559,632)   (2,512,768)
  Issuance of preferred stock of subsidiary  79,000,000    90,000,000             0
  Deferred costs relating to the issuance of
   preferred stock of subsidiary             (2,813,620)   (3,605,331)            0
  Increase in other deferred costs                    0       (72,039)            0
  Purchase of treasury shares of beneficial interest  0             0      (103,359)
  Issuance of Convertible CRA Shares         34,192,657             0             0
  Merger costs                                        0             0      (218,657)
                                          --------------   -----------   ------------
Net cash provided by (used in)
 financing activities                      204,085,914    169,165,403    105,388,481
                                           -----------    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                           27,462,978    (4,439,520)   10,796,124
Cash and cash equivalents at the
  beginning of the year                       8,653,503    13,093,023     2,296,899
                                            -----------    ----------   -----------
Cash and cash equivalents at the
  end of the year                           $36,116,481  $  8,653,503   $13,093,023
                                             ==========   ===========    ==========

Supplemental information:
  Interest paid                            $  4,108,958  $  1,418,865  $  1,507,871
                                            ===========   ===========   ===========

Supplemental disclosure of noncash activities:


Merger and issuance of shares:

  Increase in other assets                $        (150)   $        0     $       0
  Increase in revenue bonds                 (28,729,000)            0             0
  Increase in interest receivable              (120,676)            0             0
  Increase in accounts payable, accrued
   expenses and other liabilities               356,502             0             0
  Increase in due to affiliates               1,013,987             0             0
  Increase in goodwill, net                  (1,482,986)            0             0
  Issuance of shares of common stock         29,154,649             0             0
  Decrease in deferred costs                    645,632             0             0
                                           ------------------------------------------
Cash acquired in ATEBT merger             $     837,958    $        0     $       0
                                           ============   ============   ==============



         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Significant Accounting Policies

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties").

The Company was formed on October 1, 1997 as the result of the merger (the "Merger") of three publicly registered limited partnerships, Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Pursuant to the Merger, the Company issued shares of beneficial interest ("Common Shares") to all partners in each of the Partnerships in exchange for their proportionate interests.

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs.


Basis of Presentation
---------------------

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's investments in Revenue Bonds.

The consolidated financial statements include the accounts of the Company and four majority owned subsidiary business trusts which it controls: CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I (see Notes 8 and 9). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation.


Investment in Revenue Bonds and Promissory Notes Receivable
-----------------------------------------------------------

The Company accounts for its investments in Revenue Bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

In most cases the Company has a right to require redemption of the Revenue Bonds prior to their maturity, although it can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires the Company to classify these investments as "available-for-sale." Accordingly, investments in Revenue Bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the Revenue Bonds.

The Company periodically evaluates its credit risk exposure associated with its Revenue Bonds to determine whether other than temporary impairments exist. A decline is considered to be other than temporary if, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the existing contractual terms of the Revenue Bond. The cost basis of a Revenue Bond with other than temporary impairment is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because Revenue Bonds have a limited market, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Manager. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

Occasionally, the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset due to difficulties including construction completion, past due real estate taxes and/or deferred maintenance. Such advances are typically secured by promissory notes and/or second mortgages and are carried at cost less a valuation allowance as periodically deemed appropriate.

For Revenue Bonds and promissory notes, interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured. Contingent interest is recognized when received. Interest income from Revenue Bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.


Temporary Investments
---------------------

Temporary investments consist of puttable floating option tax-exempt receipts, short-term senior securities which bear interest at a floating rate that is reset weekly and other short-term investments that generate tax-exempt interest income. These investments are recorded at cost which is generally equal to market value.


Cash and Cash Equivalents
-------------------------

Cash and cash equivalents includes cash in banks and investments in short-term instruments with an original maturity of three months or less. Certain amounts of cash and cash equivalents are restricted and serve as additional collateral for borrowings under securitizations (see Note 4).


Deferred Costs
--------------

Fees paid for activities performed to originate Revenue Bonds, including their evaluation and selection, negotiation of mortgage loan terms, coordination of property developers and government agencies, and other direct expenditures of acquiring or investing in Revenue Bonds, are capitalized and amortized as a reduction to interest income over the terms of the Revenue Bonds. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the Revenue Bonds are charged to operations.

Costs incurred in connection with the Company's Private Label Tender Option Program (see Note 5), such as legal, accounting documentation and other direct costs, have been capitalized using the straight-line method over 10 years, which approximates the average remaining term to maturity of the Revenue Bonds in this program.

Costs incurred in connection with the issuance of cumulative preferred shares of subsidiary (see Note 6), such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight line method over the period to the mandatory repurchase date of the shares, approximately 50 years.

Costs incurred in connection  with the issuance of  Convertible  CRA Shares (see
Note 7), such as legal, accounting, documentation and other direct costs, have been accounted for as an offset to beneficial owners' equity of such shares.


Goodwill
--------

For financial accounting and reporting purposes, the Merger was accounted for using the purchase method of accounting. Under this method, Summit Tax Exempt L.P. II was deemed to be the acquirer. As the surviving entity for accounting purposes, the assets and liabilities of Summit Tax Exempt L.P. II were recorded at their historical cost, with the assets and liabilities of the other Partnerships recorded at their estimated fair values.

The application of purchase accounting initially resulted in the Company recording a deferred credit for the excess of the fair value of the net assets acquired over their cost. The accrual of the estimated value of the Counsel Fee Shares (see Note 11) at October 1, 1998 was considered to be a purchase price adjustment resulting in the reversal of the carrying value of the excess of acquired net assets over cost ($2,982,708) and the recognition of goodwill at October 1, 1998 in the amount of $4,805,828. In April 1999, the Company successfully negotiated a Discounted Cash Settlement (see Note 11) in lieu of the issuance of common shares which resulted in a decrease in the liability for Counsel Fee Shares and in goodwill in the amount of $1,698,986. Goodwill is being amortized to interest income from Revenue Bonds using the straight-line method over nine years, the approximate average remaining term to maturity of the Revenue Bonds acquired in the Merger at that time.

The application of purchase accounting to the merger also resulted in certain Revenue Bonds being initially recorded at a discount or premium to their face amounts. These discounts and premiums are included in the applicable bond's cost basis and amortized into interest income over the bond's remaining term to maturity. Discounts are not amortized, however, if collectibility of amounts in excess of the bond's amortized cost are doubtful.

The merger with American Tax-Exempt Bond Trust ("ATEBT") in 2000 (see Note 9) resulted in the capitalization of an additional $1,482,986 of goodwill. This goodwill is being amortized to interest income from Revenue Bonds using the straight-line method over 10 years, the approximate average term to maturity of the four Revenue Bonds acquired in this transaction.

Goodwill is periodically reviewed for impairment, based on the performance of the Revenue Bonds that were acquired in the applicable merger, and would be written down if impairment was indicated.


Fair Value of Financial Instruments
-----------------------------------

As described above, the Company's investments in Revenue Bonds are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable and secured borrowings approximate their carrying values at December 31, 2000 and 1999.


Income Taxes
------------

No provision or benefits for income taxes has been included in these financial statement since the income or loss passes through to, and is reportable by, the shareholders on their respective income tax returns. At December 31, 2000, the net tax basis of the Company's assets and liabilities exceeded the net book basis by approximately $68,163,000.


Segment Information
-------------------

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers. The Company is an investor primarily in tax-exempt Revenue Bonds, and operates in only one reportable segment. The Company does not have or rely upon any major customers. All of the Company's investments are located in the United States; accordingly, all of its revenues were derived from U.S. operations.


New Pronouncements
------------------

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and is effective for the Company beginning with the first quarter of 2001. Prior to December 31, 2000, the Company did not use derivatives or engage in hedging activities. Beginning in 2001, the Company has entered into interest rate swaps in order to mitigate the impact of rising interest rates on its short-term, floating rate borrowings (see Note 14 - Financial Risk Management and Derivatives). Management has implemented a formal hedging policy. Implementation of this statement did not have a material effect on the Company's financial statements.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" replaces SFAS No. 125, which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company's management does not believe that application of this statement, required in the second quarter of 2001, will have a material impact on the Company's financial statements.

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Revenue Bonds

The following table provides certain information with respect to each of the Revenue Bonds owned by the Company and its consolidated subsidiaries:

                                                                                                    December 31, 2000
                                                                                        ------------------------------------------

                                                            Stated
                                                    Date   Interest   Call    Maturity    Bond Par                       Bond Fair
Property               Location      Notes        Closed  Rate - (2)  Date       Date      Amount      Amortized Cost    Value (1)
----------------- --------------- ------------- -------- --------- --------- --------- -------------- --------------- --------------


Tax-Exempt Revenue Bonds
   Owned by the Company (not including its consolidated subsidiaries)
   ------------------------------------------------------------------

Highpointe Club      Harrisburg, PA  D, E, JJ      07/29/86 8.500%    Jun-98    Jun-06   $8,900,000       $7,000,187     $5,591,000

Owned by CM Holding (3)

Highpointe Club      Harrisburg, PA  D             11/14/00 9.000%        -     Jun-06    3,250,000        3,927,000      3,927,000
Lexington Trails     Houston, TX                   11/14/00 9.000%    May-07    May-22    4,900,000        5,921,000      5,921,000
Reflections          Casselberry, FL               11/14/00 9.000%    Dec-05    Dec-25   10,700,000       12,930,000     12,929,000
Rolling Ridge        Chino Hills, CA               11/14/00 9.000%    Aug-06    Aug-26    4,925,000        5,951,000      5,951,000
                                                                                         ------------- --------------- -------------
     Subtotal - CM Holding                                                              $23,775,000      $28,729,000    $28,728,000
                                                                                         ----------- --------------- ---------------


Owned by CharterMac Equity Issuer Trust (3)

Armstrong Farm        Jeffersonville, C, G, H, J    10/19/00 7.500%    Oct-17    Oct-40  $ 8,246,000     $ 8,246,000     $ 8,246,000
                      IN
Barnaby Manor         Washington, DC  B, C, I, J    11/22/99 7.375%    May-17    May-32    4,500,000       4,500,000       4,418,000
Bay Colony            League City, TX C, G, H, J    08/11/00 7.500%    Aug-17    Aug-42   10,100,000      10,100,000      10,084,000
Chandler Creek        Round Rock, TX  G, H, J, CC   10/31/00 8.500%    Dec-17    Nov-42   15,850,000      15,850,000      15,850,000
Chapel Ridge at
 Claremore            Claremore, OK   C, G, H, J    10/26/00 7.500%    Oct-17    Oct-42    4,100,000       4,100,000       4,100,000
Del Monte Pines       Fresno, CA      A, C          05/05/99 6.800%    May-17    May-36   11,000,000      11,000,000       9,957,000
Douglas Pointe        Miami, FL       A, C, G, H, J 09/28/99 7.000%    Oct-26    Sep-41    7,100,000       7,100,000       6,616,000
Forest Hills          Garner, NC      A, C          12/15/98 7.125%    Jun-16    Jun-34    5,930,000       5,869,479       5,580,000
Fort Chaplin          Washington, DC  B, C, F       12/21/99 6.900%    Jan-17    Jan-36   25,800,000      25,800,000      23,698,000
Franciscan Riviera    Antioch, CA     A, C, F       08/24/99 7.125%    Apr-16    Aug-36    6,587,500       6,587,500       6,248,000
Garfield Park         Washington, DC                08/31/99 7.250%    Aug-17    Aug-31    3,260,000       3,260,000       3,146,000
Grace Townhomes       Ennis, TX       G, H, J       05/23/00 7.500%    Jun-17    Jun-42    5,225,600       5,225,600       5,217,000
Grandview Forest      Durham, NC      C,G,H,J,GG    12/22/00 8.500%    Feb-18    Jan-43    5,483,907       5,483,907       5,484,000
Greenbriar            Concord, CA     B, C, F       05/05/99 6.875%    May-17    May-36    9,585,000       9,585,000       8,772,000
Greenbridge at
 Buckingham           Richardson, TX  G, H, J       11/07/00 7.400%    Mar-17    Nov-40   19,735,000      19,735,000      19,735,000
Hamilton Gardens      Hamilton, NJ    A, C, N       03/26/99 7.125%    Mar-17    Mar-35    6,400,000       6,368,211       6,054,000
Hidden Grove          Miami, FL       C, G, H, J    09/26/00 7.400%    Oct-17    Oct-42    8,600,000       8,600,000       8,472,000
Lake Jackson          Lake Jackson, TXA, C          12/22/98 7.000%    Jan-18    Jan-41   10,934,000      10,934,000      10,189,000
Lake Park             Turlock, CA     B, C          06/08/99 7.250%    Oct-15    Sep-35    3,638,000       3,638,000       3,511,000
Lakemoor              Durham, NC      A, G, H, J    12/22/99 7.250%    Jan-17    Dec-41    9,000,000       9,000,000       8,686,000
Lakes Edge at Walden  Miami, FL       B, F          06/30/99 6.900%    Jun-13    May-35   14,850,000      14,850,000      13,640,000
Lenox  Park           Gainesville, GA B, C          07/29/99 6.800%    Aug-21    Jul-41   13,000,000      13,000,000      11,768,000
Lewis Place           Gainesville, FL B, C, T       06/22/99 6.750%    Jun-16    Jun-41    4,000,000       4,000,000       3,594,000
Millpond Village      East Windsor, CTF, HH         12/28/00 8.550%        -     Dec-31   14,300,000      14,300,000      14,300,000
Mountain Ranch        Austin, TX      A, C, G, H, J 12/23/98 7.125%    Jan-18    Jan-41    9,128,000       9,128,000       8,658,000
Newark Commons        New Castle, DE  A, C, G, H, J 05/17/00 7.300%    May-18    May-43   14,300,000      14,300,000      13,896,000
Oaks at Hampton       Dallas, TX      B, C, G       04/27/00 7.200%    Mar-27    Mar-40    9,535,000       9,535,000       9,139,000
Parks at Westmoreland DeSoto, TX      G, H, J, X    07/17/00 8.500%    Jul-17    Jul-40    9,535,000       9,535,000       9,139,000
Princess Anne House   Virginia Beach, A, C, G, H, J 04/07/00 7.500%    Apr-25    Apr-42    7,500,000       7,500,000       7,488,000
                      VA
Red Hill Villas       Round Rock, TX  C, G, FF      12/13/00 8.400%    Dec-17    Dec-40    9,900,000       9,900,000       9,900,000
Running Brook         Miami, FL       C, G, H, J    09/27/00 7.400%    Jan-27    Dec-42    8,495,000       8,495,000       8,368,000
Southwest Trails      Austin, TX      C, G, H, J    08/14/00 7.350%    Jun-17    Jun-42    6,500,000       6,500,000       6,360,000
Standiford            Modesto, CA     A, C, F       09/20/99 7.125%    Apr-16    Aug-36    9,520,000       9,520,000       9,029,000
Sunset Creek          Lancaster, CA   B, U, V, II   03/24/88 5.477%    Dec-09    Dec-19    8,275,000       6,074,293       6,129,000
Sunset Village        Lancaster, CA   B, U, V, II   03/24/88 5.477%    Dec-09    Dec-19   11,375,000       8,678,176       8,434,000
Sycamore Woods        Antioch, CA     A, C          05/05/99 6.875%    May-17    May-36    9,415,000       9,415,000       8,616,000
Tallwood              Virginia Beach, A, C          09/30/99 7.250%    Nov-17    Oct-41    6,205,000       6,205,000       5,988,000
                      VA
Williams Run          Dallas, TX                    12/06/00 7.650%    Jan-11    Nov-40   12,650,000      12,650,000      12,650,000
Woods Edge            Charlottesville,EE            11/13/00 7.800%    Nov-17    Nov-40    4,850,000       4,850,000       4,850,000
                      VA
                                                                                          ------------- --------------- -----------

     Subtotal - Charter Mac Equity Issuer Trust                                          $364,408,007    $359,418,166   $346,009,000
                                                                                          ----------- --------------- --------------

Owned by CharterMac Origination Trust I (3)(4)

Cedar Pointe         Nashville, TN                 04/22/87 7.000%    Nov-06    Apr-17  $ 9,500,000     $ 8,500,000     $ 8,852,000
Clarendon Hills      Hayward, CA     W             12/08/86 5.520%    Dec-03    Dec-03   17,600,000      14,683,645      12,933,000
Cypress Run          Tampa, FL       U             08/14/86 5.500%    -         Dec-29   15,402,428      13,749,815      13,156,000
Greenway Manor       St. Louis, MO   JJ            10/09/86 8.500%    Oct-98    Sep-06   12,850,000      12,757,911      14,540,000
Lakepoint            Atlanta, GA                   11/18/87 6.000%    Jul-05    Jun-17   15,100,000      13,098,387      12,061,000
Lakes, The           Kansas City, MO W             12/30/86 4.870%    Dec-06    Dec-06   13,650,000      12,750,000      10,636,000
Lexington Square     Clovis, CA      C, P          08/25/98 6.375%    Sep-17    Aug-40    3,850,000       3,842,964       3,267,000
Loveridge            Pittsburg, CA   D, E, JJ      11/13/86 8.000%    Nov-98    Nov-06    8,550,000       6,850,000       5,691,000
San Marcos           San Marcos, TX  C, G, H, J    05/23/00 7.375%    Mar-17    Mar-42    7,231,000       7,231,000       7,099,000
Shannon Lake         Atlanta, GA     L, W          06/26/87 7.000%    Jul-05    Jun-17   12,000,000      11,571,000      11,182,000
Summer Lake          Davie, FL       C, G, H, J    03/14/00 7.400%    Apr-00    Mar-42    5,600,000       5,600,000       5,516,000
Sunset Downs         Lancaster, CA   U, V, II      02/11/87 5.477%    Dec-09    Dec-19   15,000,000      11,284,000      10,965,000
Sunset Terrace       Lancaster, CA   U, V, II      02/11/87 5.477%    Dec-09    Dec-19   10,350,000       7,888,839       7,566,000
                                                                                        ------------- --------------- --------------

     Subtotal - CharterMac Origination Trust I                                          $146,683,428    $129,807,561   $123,464,000
                                                                                        ------------- --------------- --------------

Owned by Charter Mac Owner Trust I (3) (5)

Autumn Ridge         San Marcos, CA  C, F, Z       08/11/00  8.000%    Aug-17   Jul-37  $ 9,304,230     $ 9,304,230     $ 9,475,000
Bristol Village      Bloomington, MN               07/31/87 7.500%    Jan-10    Dec-27   17,000,000      17,000,000      16,973,000
Carrington Point     Los Banos, CA   C             09/24/98 6.375%    Oct-17    Sep-40    3,375,000       3,370,386       2,864,000
Casa Ramon           Orange County,  C, F          07/11/00 7.500%    Oct-15    Sep-35    4,744,000       4,736,948       4,736,000
                     CA
Cedar Creek          McKinney, TX    U, V          12/29/86 7.430%    Oct-10    Oct-20    8,100,000       8,284,586       8,011,000
Cedarbrook           Hanford, CA     C             04/28/98 7.125%    May-17    May-40    2,840,000       2,832,556       2,691,000
Chapel Ridge at
 Little Rock         Little Rock, AR C, G, H, J    08/12/99 7.125%    Aug-15    Aug-39    5,600,000       5,591,034       5,311,000
Chapel Ridge at
 Texarkana           Texarkana, AR   C             09/29/99 7.375%    Oct-16    Sep-41    5,800,000       5,800,000       5,694,000
College Park         Naples, FL      O             07/15/98 7.250%    Jul-25    Jul-40   10,100,000      10,081,853       9,748,000
Columbia at
 Bells Ferry         Cherokee Co., GAG, H, J       04/19/00 7.400%    Apr-17    Apr-42   13,000,000      13,000,000      12,806,000
Country Lake         W. Palm Beach,  M, F          11/08/99 6.000%    Jun-00    Jun-00    6,255,000       6,255,000       6,255,000
                     FL
Crowne Pointe        Olympia, WA     JJ            12/31/86 7.250%    Dec-98    Aug-29    5,075,000       5,054,000       4,898,000
Falcon Creek         Indianapolis, INC, R          09/14/98 7.250%    Sep-16    Aug-38    6,144,600       6,135,794       5,930,000
Gulfstream           Dania, FL       C             07/22/98 7.250%    Apr-16    Jul-38    3,500,000       3,486,977       3,371,000
Highland Ridge       St. Paul, MN                  12/31/86 7.250%    Jun-10    Jun-18   15,000,000      14,400,000      14,477,000
Jubilee Courtyards   Florida City, FLC, S          09/15/98 7.125%    Oct-25    Sep-40    4,150,000       4,145,394       3,867,000
King's Village       Pasadena, CA    C, F, Y       07/26/00 8.500%    Dec-16    Dec-36   17,650,000      17,650,000      17,622,000
Madalyn Landing      Palm Bay, FL    C             11/13/98 7.000%    Dec-17    Nov-40   14,000,000      13,994,666      13,046,000
Mansions, The        Independence, MO              05/13/86 7.250%    Jan-11    Apr-25   19,450,000      18,295,732      19,124,000
Marsh Landing        Portsmouth, VA  C, F          05/20/98 7.250%    Jul-17    Jul-30    6,050,000       6,021,250       5,834,000
Newport Village      Tacoma, WA      JJ            02/02/87 7.250%    Jan-99    Aug-29   13,000,000      12,946,000      12,546,000
North Glen           Atlanta, GA     K, W          09/30/86 7.500%    Jul-05    Jun-17   12,400,000      11,421,853      12,380,000
Northpointe Village  Fresno, CA      C, Q          08/25/98 7.500%    Sep-17    Aug-40   13,250,000      13,232,307      13,229,000
Ocean Air            Norfolk, VA     C, I, J       04/20/98 7.250%    Jan-16    Nov-30   10,000,000      10,000,000       9,651,000
Orchard Hills        Tacoma, WA      JJ            12/31/86 7.250%    Dec-98    Aug-29    5,650,000       5,627,000       5,453,000
Orchard Mill         Atlanta, GA     C             05/01/89 7.500%    Jul-05    Jun-17   10,500,000       8,730,239      10,483,000
Park Sequoia         San Jose, CA    C, F, BB      10/17/00 8.500%    Mar-17    Mar-37    6,740,000       6,740,000       6,740,000
Pelican Cove         St. Louis, MO   U, V          02/12/87 7.250%    Oct-10    Oct-20   18,000,000      17,600,000      17,372,000
Phoenix              Stockton, CA    C             04/28/98 7.125%    Nov-16    Oct-29    3,250,000       3,212,177       3,055,000
River Run            Miami, FL       C, JJ         08/07/87 8.000%    Aug-99    Aug-07    7,200,000       7,200,000       7,668,000
Silvercrest          Clovis, CA      C             09/24/98 7.125%    Oct-17    Sep-40    2,275,000       2,272,474       2,158,000
South Congress       Austin, TX      C, F          05/04/00 7.500%    Sep-16    Sep-36    6,300,000       6,300,000       6,290,000
Stonecreek           Clovis, CA      C             04/28/98 7.125%    May-17    Apr-40    8,820,000       8,793,502       8,350,000
Thomas Lake          Eagan, MN                     09/02/86 7.500%    Jan-10    Dec-27   12,975,000      13,424,239      12,954,000
Village Green        Merced, CA      C, F, AA      08/14/00 8.500%        -     Aug-14      503,528         503,528         503,000
Village Green        Merced, CA      C, F, AA      08/14/00 8.500%    Jan-17    Jan-37    3,078,000       3,078,000       3,073,000
Walnut Creek         Austin, TX      F             05/04/00 7.500%        -     May-00      360,000         341,753         349,000
Walnut Creek         Austin, TX      F             05/04/00 7.500%    Sep-16    Sep-36    3,240,000       3,240,000       3,235,000
Walnut Park Plaza    Philadelphia, PAC, F          04/11/00 7.500%    Apr-10    May-30    5,500,000       5,475,000       5,491,000
Willow Creek         Ames, IA                      02/27/87 7.250%    Jul-08    Jun-22    6,100,000       6,100,000       5,887,000
                                                                                       ------------- --------------- ---------------

     Subtotal - CharterMac Owner Trust I                                                 $326,279,358    $321,678,478   $319,600,000
                                                                                        ------------- --------------- --------------

     Subtotal - Tax-Exempt First Mortgage Bonds                                          $870,045,793    $846,633,392   $823,392,000
                                                                                        ------------- --------------- --------------

Taxable Revenue Bonds
   Owned by the Company (not including its consolidated subsidiaries)
   ------------------------------------------------------------------

Chandler Creek       Round Rock, TX  G, H, J, DD   10/31/00 9.750%              Dec-42    $ 350,000       $ 350,000      $  350,000
Greenbriar           Concord, T       X  C, F      05/05/99 9.000%              May-36    2,015,000       2,015,000       2,015,000
Greenbridge at
 Buckingham          Richardson, TX               11/07/00 10.000%             Feb-07      350,000         350,000         350,000
Lake Park            Turlock Park, CA              06/08/99 9.000%              Sep-35      375,000         369,663         375,000
Lakes Edge at Walden Miami, FL       F             06/30/99 11.000%             Aug-10    1,400,000       1,355,436       1,711,111
Oaks at Hampton      Dallas, TX      C, G, H, J    04/27/00 9.000%              May-10      525,000         525,000         525,000
Parks at
 Westmoreland        DeSoto, TX      G, H, J       07/17/00 9.000%              Nov-09      455,000         455,000         455,000
Princess Anne House  Virginia Beach, C, G, H, J    04/06/00 9.500%              Jan-06      125,000         125,000         131,945
                     VA
Red Hill Villas      Round Rock, TX  C, G          12/12/00 9.500%              Jul-01      400,000         400,000         400,000
Williams Run         Dallas, TX                    12/06/00 9.250%              Jul-04      200,000         200,000         200,000
                                                                                       ------------- --------------- ---------------

     Subtotal - Taxable Revenue Bonds                                                    $ 6,195,000      $6,145,099    $ 6,513,056
                                                                                       ------------- --------------- --------------

Tax-Exempt Subordinate Bonds
   Owned by CharterMac Equity Issuer Trust (3)

Museum Tower         Philadelphia, PAB             11/00    8.250%    -         -       $ 6,000,000     $ 6,000,000     $ 6,000,000
Park at Landmark     Alexandria, VA  B             09/00    8.750%    -         -         9,500,000       9,500,000       9,500,000
                                                                                       ------------- --------------- ---------------

     Subtotal - Tax-Exempt Subordinate Bonds                                              $15,500,000     $15,500,000    $15,500,000
                                                                                        ------------- --------------- --------------

     Total Revenue Bonds                                                                 $891,740,793    $868,278,491   $845,405,056
                                                                                        ------------- --------------- --------------

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Revenue Bonds are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 2000.

(2) The stated interest rate represents the coupon rate of the Revenue Bond at December 31, 2000.

(3) This entity is a consolidated subsidiary of the Company (see Merger).

(4) The Revenue Bonds are held as collateral in connection with the TOP (see Private Label Tender Option Program below).

(5) These Revenue Bonds have been transferred to CharterMac Owner Trust in connection with the Company's Private Label Tender Option Program (see Private Label Tender Option Program below).

A Held by Merrill Lynch as collateral for secured borrowings (see Securitization Transactions below).

B These Revenue Bonds are held as collateral in connection with the Merrill Lynch RITES/P-FLOATS Program (see Securitization Transactions below).

C The obligors of these Revenue Bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.

D The original owners of the Underlying Properties and the obligors of these Revenue Bonds have been replaced with affiliates of the Manager.

E The minimum pay rate is the current cash flow of the property.

F The Underlying Property is undergoing substantial rehabilitation.

G The Underlying Property is in the construction phase as of December 31, 2000.

H The Underlying Property is under construction. In the event construction is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.

I The Underlying Property is undergoing substantial rehabilitation. In the event it is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.

J All of the "puts" (see (H) and (I) above) are secured by a letter of credit issued by the construction lender to the Company.

K Pursuant to a bond modification as of October 1, 1997, the stated interest rate was lowered to 7% through June 30, 2000, and 7.5% thereafter.

L Pursuant to a bond modification as of October 1, 1997, the stated interest rate was lowered to 6% through July 31, 2000, and 7% thereafter.

M The interest rate for this Revenue Bond is 6% until expected refunding in 2nd quarter 2001.

N The interest rate for this Revenue Bond is 7.625% during the construction period and 7.125% thereafter.

O The interest rate for this Revenue Bond is 7% during the construction period and 7.25% thereafter.

P The interest rate for this Revenue Bond is 7% during the construction period and 6.375% thereafter.

Q The interest rate for this Revenue Bond is 7.965% through September 23, 1998, 8.125% for the remainder of the construction period and 7.5% thereafter.


R The interest rate for this Revenue Bond is 7% through August 31, 2000 and 7.25% thereafter.

S The interest rate for this Revenue Bond is 7% through September 30, 2000 and 7.125% thereafter.

T The interest rate for this Revenue Bond is 6.75% through May 31, 2001 and 7% thereafter.

U These Revenue Bonds are currently awaiting approval from the Issuer for modification. The Company is confident that the modification will occur and has therefore shown the terms of the Revenue Bond as per a forbearance agreement which mirrors the terms of the bond modification.

V Due to the sale of the Underlying Property, the Company received deferred Base Interest from the sales proceeds.

W The Company received participating interest during 2000.

X The interest rate for this Revenue Bond is 8.5% through October 31, 2001 and 7.5% therafter.

Y The interest rate for this Revenue Bond is 8.5% through October 31, 2001 and 7.5% thereafter.

Z The interest rate for this Revenue Bond is 8.0% through July 31, 2001 and 7.65% thereafter.

AA The interest rate for this Revenue Bond is 8.5% through June 30, 2001 and 7.5% thereafter.

BB The interest rate for this Revenue Bond is 8.5% through August 31, 2001 and 7.5% thereafter.

CC The interest rate for this Revenue Bond is 8.5% through November 30, 2002 and 7.6% thereafter.

DD The interest rate for this Revenue Bond is 9.75% through November 30, 2002 and 9.25% thereafter

EE The interest rate for this Revenue Bond is 7.8% through November 30, 2002 and 7.5% thereafter.

FF The interest rate for this Revenue Bond is 8.4% through December 31, 2002 and 7.4% thereafter.

GG The interest rate for this Revenue Bond is 8.5% through January 31, 2003 and 7.5% thereafter.

HH The interest rate for this Revenue Bond is 8.55% through November 30, 2001 and 7.55% thereafter.

II A third party has the option to acquire these Revenue Bonds for an aggregate of $35,250,000. The right to exercise the option commenced January 1, 2001 and shall continue as long as these bonds are outstanding. JJ The Company is permitted to call the Revenue Bond with six months written notice.





Reconciliation of Revenue Bonds:                               2000                   1999                  1998
--------------------------------                               ----                   ----                  ----


Balance at beginning of period                          $587,892,000          $458,662,600           $346,300,000
  Acquisitions                                           304,740,265           165,355,500            117,596,600
  Proceeds from repayments of bonds                      (22,400,000)          (21,395,213)                     0
  Periodic principal repayments of bonds                    (378,563)                    0                      0
  Carrying  amount of bonds in excess of  proceeds                                                              0
    from the repayment                                       719,308              (256,000)
  Loss on impairment of assets                                     0            (1,859,042)                     0
  Net change in fair value of bonds                      (25,291,326)          (12,642,300)            (5,260,455)
  Accretion   of  deferred   income  and  purchase
    accounting adjustment                                    123,372                26,455                 26,455
                                                      --------------       ---------------        ---------------
Balance at close of period                              $845,405,056          $587,892,000           $458,662,600
                                                         ===========           ===========            ===========


The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the years ended December 31, 2000, 1999 and 1998 were 7.74%, 7.26% and 6.94%, respectively, based on weighted average face
amounts  of   approximately   $710,544,000,   $525,092,000   and   $394,079,000,
respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at December 31, 2000 and 1999 was $868,278,491 and $585,474,109, respectively. The net unrealized loss on Revenue Bonds in the amount of $22,873,435 at December 31, 2000 consisted of gross unrealized gains and losses of $6,835,510 and $29,708,945, respectively. The net unrealized gain on Revenue Bonds in the amount of $2,417,891 at December 31, 1999 consisted of gross unrealized gains and losses of $16,484,461 and $14,066,570, respectively.

The principal and interest payments on each Revenue Bond are payable only from the cash flows of the Underlying Properties, including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such Revenue Bonds (the "Mortgage Loans"). None of the Revenue Bonds constitute a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding Revenue Bond that it secures. In order to protect the tax-exempt status of the Revenue Bonds, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

No single Revenue Bond provided interest income that exceeded 10% of the Company's total revenue for the years ended December 31, 2000, 1999 or 1998. Based on the face amount of Revenue Bonds at December 31, 2000, approximately 23.1% of the Underlying Properties are located in California, 13.6% are located in Florida, and 17.2% are located in Texas. No other state comprises more than 10% of the total face amount at December 31, 2000. Based on the face amount of Revenue Bonds at December 31, 1999, approximately 26% of the Underlying Properties were located in California, 14% were located in Florida, 10% were located in Missouri, and 10% were located in Georgia. No other state comprised more than 10% of the total face amount at December 31, 1999.

Revenue Bonds generally bear a fixed base interest rate and, to the extent permitted by existing regulations, may or may not also provide for contingent interest and other features. Terms are expected to be five to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (five to seven years with up to six month's notice). In some cases, the bonds call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules.

Revenue Bonds are generally not subject to optional prepayment during the first 5-10 years of the Company's ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the outstanding principal balance, declining by 1% per annum. Certain Revenue Bonds may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company (as defined in its trust agreement) may be invested in Revenue Bonds secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to Revenue Bonds acquired after the Merger. In selected circumstances and generally only in connection with the acquisition of tax-exempt Revenue Bonds, the Company may acquire a small amount of taxable bonds (i) which the Company may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds and
(ii) to fund certain costs associated with the issuance of Revenue Bonds, that under current law cannot be funded by the Revenue Bond itself.

Certain Revenue Bonds provide for "participating interest" which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds. Both the stated and participating interest on the Revenue Bonds are exempt from federal income taxation. During the years ended December 31, 2000, 1999 and 1998, participating interest was collected amounting to approximately $1,716,000, $728,000 and $960,000, respectively. Revenue Bonds that contain provisions for contingent interest are referred to as "participating"; Revenue Bonds lacking this provision are "non-participating".

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance. Promissory notes and/or second mortgages typically secure such advances. As of December 31, 2000, the face amount of such advances was $15,165,389, with rates ranging from 8% to 13% and a carrying value of $9,909,933, (net of purchase accounting adjustments), and a reserve for collectibility of $138,000. Included in such amounts were advances to obligors which are affiliates of the Manager at an aggregate face amount of $5,028,812, rates ranging from 8% to 10%.

2000 Transactions
-----------------

Revenue Bonds acquired, including those in the ATEBT merger (see Note 9), during 2000 are summarized below:


                                                                 Aggregate        Weighted      Weighted Average
                                                                  Purchase        Average           Permanent
                                                 Face Amount       Price        Construction      Interest Rate
                                                                                    Rate
  ---------------------------------------------- -------------- -------------- ---------------- ----------------
Participating Revenue Bonds
    Stabilized properties                        $  15,625,000  $  18,880,000       N/A             9.000%
  Non-participating Revenue Bonds
    Stabilized properties                          31,219,000    23,575,084         N/A             7.964%
    Construction/rehabilitation properties        237,467,265   242,453,590           7.837%        7.461%
  Subordinating    non-participating   Revenue     15,000,000   $  15,810,000       N/A             8.460%
  Bonds

(a)  Includes bonds acquired as part of the ATEBT merger.



Revenue Bonds repaid and RITES (see Note 4) terminated during 2000 are summarized below:

                                          Face                  Realized Gains /
                                         Amount       Cost         (Losses)
    -------------------------------- ------------- -------------- -------------
    Participating Revenue Bonds

      Stabilized                      $22,400,000   $21,719,635        $680,365
    Non-participating Revenue bonds
      Construction/rehabilitation         10,000        10,000         (35,214)
      (RITES)

In connection with these dispositions, the Company recognized $645,151 in net realized gains and $1,941,703 in accrued but unpaid interest.

2000 Bond Modifications
-----------------------

In connection with the sale of two of the Underlying Properties, Cedar Creek and Pelican Cove, the Company has agreed to a modification of the terms of the respective Revenue Bonds. Subject to Issuer approval, the stated interest rate of the Cedar Creek and Pelican Cove Revenue Bonds will be modified to a stated interest rate of 7.43% and 7.25%, respectively, and the maturity and call dates will be extended to October 1, 2010 and October 1, 2020, respectively.

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge Revenue Bonds were replaced in prior years with affiliates of the Manager who did not make equity investments. These affiliates assumed the day-to-day responsibilities and obligations of the Underlying Properties. On September 29, 2000, the affiliates of the Manager sold 49% of the Pelican Cove and Cedar Creek Underlying Properties, with an option from the buyers to purchase the remaining 51% in 2001. These two Revenue Bonds were also modified. Under the modified terms, the interest rates were reduced to 7.25% and 7.43%, respectively. Buyers are being sought for the remaining two Underlying Properties, who would make equity investments in the Underlying Properties and assume the nonrecourse obligations of these Revenue Bonds. These properties are generally paying as interest an amount equal to the net cash flow generated by operations, which in some cases is less than the stated rate of the Revenue Bond. The Company has no present intention of declaring default on these Revenue Bonds. The aggregate carrying value of these remaining Revenue Bonds at December 31, 2000 and December 31, 1999 was approximately $11,282,000 and $12,280,000, and the income earned from them for 2000 and 1999 was approximately $849,000 and $847,500, respectively.


1999 Transactions
-----------------

In 1999, the Company acquired $165.3 million in Revenue Bonds collateralized by multifamily apartment communities. The break-down of these acquisitons is summarized below:


                                                                                                      Weighted
                                                                                       Weighted        Average
                                                                                       Average        Permanent
                                                  Face Amount          Cost          Construction   Interest Rate
                                                                                         Rate
    -------------------------------------------- --------------- ------------------- -------------- ------------
    Non-participating Revenue Bonds
      Stabilized                                 $  13,860,000   $  14,165,958              N/A        7.640%
      Construction/rehabilitation properties       151,445,500     154,819,946               7.047%      7.320%
    RITES                                               15,000         579,119

In 1999, $22,200,000 in tax-exempt mortgage revenue bonds collateralized by multifamily apartment communities were repaid. These dispositions are summarized below:



                                                         Amortized      Realized
                                      Face Amount          Cost           Gains
                                                                        (Losses)
    ------------------------------ ---------------    ------------   - --------
    Participating Revenue Bonds
      Stabilized                      $22,200,000     $22,557,353     $(463,147)


In connection with these dispositions, the Company recognized $35,000 in accrued but unpaid interest, and $100,000 for prepayment penalties. In addition, the Players Club and Suntree Obligor also repaid promissory note obligations in the amounts of $472,000 and $89,000 in 1999.


1999 Bond Modifications
-----------------------

During 1999, the Company presented modified terms on five of its Revenue bonds to their respective issuers and is currently waiting for their approval of the following:




  Project                 Bond Par Amount           Stated Interest Rate         Call Date        Maturity Date
  ------------------- -------------------------- ----------------------------- ---------------- ----------------
  Cypress Run               $15,402,428          5.5%     with      incremental       N/A          Dec-2029
                                                 adjustments up to 7.0%
  Sunset Creek                8,275,000                      5.477%              Dec-2009          Dec-2019
  Sunset Downs               15,000,000                      5.477%              Dec-2009          Dec-2019
  Sunset Terrace             10,350,000                      5.477%              Dec-2009          Dec-2019
  Sunset Village             11,375,000                      5.477%              Dec-2009          Dec-2019


In addition to the Revenue Bonds, modified in 1999 and 2000, as discussed above, ten of the Company's other Revenue Bonds, with an aggregate face amount of $126,025,000, have previously been modified. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participation and contingent interest features. Base interest rates, contingent interest, prepayment lock-outs, mandatory redemption and maturity features vary dependent on the facts of a particular Revenue Bond, the developer, the Underlying Property's performance and requirements of bond counsel and local issuers. The Company may agree to the modification of other Revenue Bonds to generally reflect similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:

                                                                    December 31,
                                                          ---------------------------
                                                              2000           1999
                                                          -------------  ------------

Deferred bond selection costs                             $16,260,545    $9,904,683
Deferred costs relating to the Private Label Tender Option
  Program (see Note 5)                                      5,915,266     3,614,627
Deferred costs relating to the issuance of preferred shares
  of subsidiary (see Note 6)                                6,490,989     3,605,331
Other                                                               0       172,039
                                                         ------------  ------------
                                                           28,666,800    17,296,680

Less:  Accumulated amortization                            (4,465,458)   (3,074,229)
                                                          -----------    -----------

                                                          $24,201,342   $14,222,451
                                                           ==========    ==========

NOTE 4 - Secured Borrowings

To raise additional capital to acquire Revenue Bonds, the Company has securitized certain Revenue Bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES program. Under this program, the Company transfers certain Revenue Bonds to Merrill Lynch. Merrill Lynch deposits each Revenue Bond into an individual special purpose trust together with a credit enhancement guarantee ("Guarantee"). Two types of securities are then issued by each trust, (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly and (2) Residual Interest Tax Exempt Securities ("RITES"), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to third party investors and the RITES are generally sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying Revenue Bonds from the trust. When the Revenue Bonds are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the Revenue Bonds from local issuers, deposit them in the trust, sell the P-FLOAT security to investors and then the RITES to the Company.

For financial reporting purposes, due to the repurchase right, the Company accounts for the net proceeds received upon the transfer of its Revenue Bonds through the P-FLOATS/RITES program as secured borrowings and, accordingly, continues to account for the Revenue Bonds as assets. When Merrill Lynch purchases Revenue Bonds directly and sells the RITES to the Company, the RITES are included in other assets and accounted for at fair value as available-for-sale debt secutities.

In order to facilitate the securitization, the Company has pledged certain additional Revenue Bonds as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 2000, the total carrying amount of such additional Revenue Bonds, cash and cash equivalents and temporary investments pledged as collateral was $120,058,000.

During the year 2000, the Company transferred three Revenue Bonds with an aggregate face amount of $30,800,000 to the P-FLOATS/RITES program and received proceeds of $29,348,725.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 4.96% and 4.8%, annualized, for the year ended December 31, 2000 and the period June 29, 1999 (inception of this program) through December 31, 1999, respectively.


NOTE 5 - Minority Interest In Subsidiary

The Company also utilitzes its Private Label Tender Option Program ("TOP") to raise additional capital to acquire Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400,000,000. On December 7, 2000, the Company refined the structure of the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500,000,000.

As of December 31, 2000, the Company has contributed 53 issues of Revenue Bonds in the aggregate par amount of approximately $473,000,000 to Charter Mac Origination Trust I (the "Origination Trust"), a wholly owned, indirect subsidiary of the Company. The Origination Trust then contributed 40 of its Revenue Bonds, with an aggregate par amount of approximately $326,000,000, to Charter Mac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2000, two such Series Trusts were created: a California only series and a National (non-state specific) series.

Each Series Trust issues two equity certificates: (i) a Senior Certificate, which has been deposited into another Delaware business trust (a "Certificate Trust") which issued and sold certificates with a floating interest rate ("Floater Certificates") representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in each Series Trust, which has been issued to the Origination Trust. At December 31, 2000, the California only and National Series Trusts had Floater Certificates with an outstanding amount of $70,000,000 and $205,000,000, respectively.

The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $147,000,000) are an additional collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance
Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trusts.

The effect of the TOP structure is that a portion of the interest received by the Owner Trust on the Revenue Bonds it holds is distributed through the Senior Certificate to the holders of the Floater Certificates with the residual interest remitted to the Origination Trust (and thus to the benefit of the Company) via the Residual Certificate. The effect of the December 7, 2000, refinement of the TOP structure was to segregate the California related Floater Certificates as they generally will pay distributions at lower rates than National (non-state specific) Floater Certificates and thus the yield on the Residual Certificates owned by the Origination Trust is increased.

For financial accounting and reporting purposes, the Owner Trust, which is controlled by the Company, is consolidated. The equity in the Owner Trust, represented by the Senior Certificate, is classified as "minority interest in subsidiary (subject to mandatory redemption)" in the accompanying consolidated balance sheets. Income earned by the Owner Trust is allocated to the minority interest in an amount equal to the distributions through the Senior Certificate to the holders of the Floater Certificates. Such allocation of income is classified as "minority interest in income of subsidiary" in the accompanying consolidated statements of income.

The Company's cost of funds relating to the TOP (calculated as income allocated to the minority interest plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 5.4%, 4.5% and 4.9% for the years ended December 31, 2000, 1999 and the period May 21, 1998 (inception) through December 31, 1998, respectively.


NOTE 6 - Preferred Shares of Subsidiary

Since June 1999, the Company, through a consolidated subsidiary, has issued multiple series of "Cumulative Preferred Shares". Proceeds from these offerings were used to acquire additional Revenue Bonds.


Preferred        Date of     Mandatory       Mandatory    Number       Liquidation       Total Face    Dividend
Series          Issuance      Tender        Repurchase   of SharesPreference per Share     Amount      Rate
---------------------------------------------------------------------------------------------------------------

Series A         6/29/99      6/30/09         6/30/49        45         $2,000,000      $90,000,000      6.625%
Series A-1       7/21/00      6/30/09         6/30/49        48            500,000       24,000,000      7.100%
Series B         7/21/00     11/30/10        11/30/50       110            500,000       55,000,000      7.600%

In connection with the offerings of these Cumulative Preferred Shares, the Company caused 100% of the ownership of the Origination Trust to be transferred to Charter Mac Equity Issuer Trust (the "Issuer"), a newly formed Delaware business trust and an indirectly-owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issues the Cumulative Preferred Shares and, as a result, the Issuer became the direct and indirect owner of the entire outstanding issue of Revenue Bonds held by the Origination Trust and Owner Trust and its directly-owned and indirectly-owned subsidiaries (see discussion of Private Label Tender Option Program, above). In addition to contributing the ownership of the Origination Trust, the Company also contributed certain additional Revenue Bonds to the Issuer.

Each series of Cumulative Preferred Shares has an annual preferred dividend payable quarterly in arrears upon declaration thereof by the Board of Trustees, but only to the extent of tax-exempt net income for the particular quarter. All series of Cumulative Preferred Company's Shares are subject to mandatory tender by the holders thereof for remarketing and purchase on their respective mandatory tender dates and each remarketing date thereafter at their respective liquidation preference per share plus an amount equal to all distributions accrued but unpaid.

Holders of Cumulative Preferred Shares may elect to retain their shares upon remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. Each holder of Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on the mandatory repurchase date, unless the Company decides to remarket the shares on such date. Cumulative Preferred Shares are not convertible into Common Shares of the Company.

The Series A and A-1 Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to all classes or series of Convertible CRA Shares, Series B Cumulative Preferred Shares and Common Shares of the of the Company. The Series B Subordinate Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to the Company's Common Shares and the Company's Convertible CRA Shares and junior to the Issuer's Series A and A-1 Cumulative Preferred Shares.

Since issuance of the Cumulative Preferred Shares, all quarterly distributions have been declared at each stated annualized dividend rate for each respective series and all distributions due have been paid.

For financial accounting and reporting purposes, Cumulative Preferred Shares are classified as "Preferred shares of subsidiary (subject to mandatory repurchase)" in the accompanying consolidated balance sheets. Net income earned by the Issuer and its two subsidiaries is allocated to the holders of Cumulative Preferred Shares in an amount equal to the distributions to such holders. Such allocation of income is classified as "Income allocated to preferred shareholders of subsidiary" in the accompanying consolidated statements of income.


NOTE 7 - Convertible Community Reinvestment Act Preferred Share Offerings

On May 10, 2000, the Company completed a $27,497,000 private placement of Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") to three financial institutions (1,946,000 Convertible CRA Shares priced at $14.13 per share). On December 14, 2000, the Company completed an additional $9,100,000 private placement of Convertible CRA Shares to three additional financial institutions (644,000 Convertible CRA Shares priced at $14.13 per share).

The Convertible CRA Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the investors receive the same economic benefits as Common Shareholders of the Company, including receipt of the same dividends per share as those paid to Common Shareholders. The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares, and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company.

The investors, at their option, have the ability to convert their Convertible CRA Shares into Common Shares at a predetermined conversion price. Upon conversion, the investors will no longer be entitled to a special allocation of the regulatory benefit. The conversion price is the greater of (i) the Company's book value per Common Share as set forth in the Company's most recently issued annual or quarterly report filed with the SEC prior to the respective
Convertible CRA Shares issuance date or (ii) 110% of the closing price of a Common Share on the respective Convertible CRA Shares pricing date. The conversion price for each Convertible CRA Share offering is indicated on the following table:


      Issuance Date          Conversion Price           Conversion Ratio

      May 10, 2000                $15.33                      0.9217
      December 20, 2000           $14.60                      0.9678


NOTE 8 - Related Parties

Pursuant to the Management Agreement and other servicing agreements with subsidiaries, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) certain fees for its ongoing management and operations of the Company:

 Fees                     Computation
 ----                     -----------
I. Bond  selection    2% of the  principal  amount of each  Revenue Bond
   fees               or other instrument upon acquisition
II.Special            equal to .375% per annum of the total invested assets of
   distributions      the Company
III.Bond  servicing   equal to .25% per annum of the outstanding  principal
    fees              amount of Revenue Bonds held by the Company
IV. Liquidation       1.5% based on the gross sales price of assets sold by the
    fees              Company
V.  Expense           reimbursement  of certain  administrative costs incurred
    reimbursement     by the Manager and its affiliates on behalf of the Company

Fees payable to the Manager which are based on Revenue Bonds or assets of the Company include such Revenue Bonds or assets which are either held directly by the Company or held by other entities to whom the Company has transferred such Revenue Bonds or assets to facilitate financing. In addition, the Manager receives bond placement fees directly from the borrower in an amount equal to 1% to 1.5% of the principal amount of each Revenue Bond or other instrument acquired or invested in by the Company. In addition, affiliates of the Manager are part of a joint venture that has a development services agreement with the owners of certain Underlying Properties.

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the years ended December 31, 2000, 1999 and 1998 were as follows:

                              Year               Year             Year
                              Ended              Ended            Ended
                          December 31,       December 31,     December 31,
                              2000               1999             1998
                          ------------       ----------      ------------

Bond selection fees       $  5,995,724       $3,806,510      $  2,351,932
Special distribution         2,743,465        2,018,822         1,477,797
Bond servicing fees          1,809,638        1,337,738           985,198
Expense reimbursement          578,191          384,231           374,315
                          ------------      -----------      ------------

                           $11,127,018       $7,547,301      $  5,189,242
                            ==========        =========       ===========



As of December 31, 2000, the obligors of certain Revenue Bonds (see footnote C to table in Note 2) are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With respect to one of the above Revenue Bonds, the Company owns the RITES (see Note 4). These affiliate entities could have interests that do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of Revenue Bonds between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

As of December 31, 2000, the owners of the Underlying Properties and obligors of the Highpointe, and Loveridge Revenue Bonds are affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the Revenue Bond or otherwise buy the property and payoff all or most of the Revenue Bond obligation.


NOTE 9 - ATEBT Merger

On November 2, 1999, the Company and ATEBT, whose manager was an affiliate of the Manager of the Company, entered into an Agreement and Plan of Merger providing for the merger of ATEBT into and with the Company as the surviving trust in the merger (the "ATEBT Merger"). The ATEBT Merger was approved by the ATEBT shareholders on September 27, 2000 and consummated on November 14, 2000.

On the ATEBT Merger consummation date, ATEBT had total assets of approximately $29,700,000 and net assets of approximately $28,300,000. ATEBT had four Revenue Bonds financing properties in four states, with an aggregate outstanding face amount of $23,775,000, and with individual interest rates of 9.0%.

Pursuant to the Merger Agreement, each share of beneficial ownership in ATEBT issued and outstanding was converted into 1.43112 Common Shares of the Company. Following the ATEBT Merger, previous ATEBT shareholders own 2,115,722 Common Shares (representing approximately 9.3% of the then outstanding Common Shares) of the Company.

The ATEBT Merger was accounted for as a purchase, with the value of the Company's Common Shares issued, plus transaction costs allocated to the net assets acquired, based on their relative fair values. The excess of the purchase price over the fair value of the net assets acquired, $1,482,986, was recorded as goodwill. Interest income on the acquired Revenue Bonds is recorded from the acquisition date.


NOTE 10 - Earnings Per Share, Profit and Loss Allocations and Distributions


Pursuant to the Company's Trust Agreement and the Management Agreement with the Manager, the Manager is entitled, in its capacity as the general partner of the Company, to a special distribution equal to .375% per annum of the Company's total invested assets (which equals the face amount of the Revenue Bonds), payable quarterly. After payment of the special distribution, distributions are made to the shareholders in accordance with their percentage interests.

Income is allocated first to the Manager in an amount equal to the special distribution. The net remaining profits or losses, after a special allocation of 1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to Common and Convertible CRA Shareholders ("Shareholders") (See Note 7) by the weighted average number of Common and Convertible CRA Shares outstanding during the period. The Convertible CRA shareholders are included in the calculation of shares outstanding as they share the same economic benefits as Common Shareholders, including receipt of the same dividends per share as Common Shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Because each Convertible CRA Share is convertible into less than one common share, the potential conversion would be antidilutive.



                                                                    For the Year Ended December 31, 2000
                                                                  Income           Shares*         Per Share
                                                                 Numerator       Denominator        Amount

    Net income allocable to shareholders (Basic EPS)           $27,074,115       22,140,576          $1.22
                                                                                                      ====
      Effect of Dilutive securities
         297,830 stock options
                                                                         -           11,663           -
                                                                ----------           ------         ------
    Diluted net income  allocable to  shareholders  (Diluted   $27,074,115       22,152,239          $1.22
    EPS)                                                        ==========       ==========           ====

    *includes Convertible CRA Shares

                                                                    For the Year Ended December 31, 1999
                                                                  Income           Shares          Per Share
                                                                 Numerator       Denominator        Amount

    Net income allocable to shareholders (Basic EPS)           $20,951,366       20,580,756          $1.02
                                                                                                      ====
      Effect of Dilutive securities- None
    Diluted net income  allocable to  shareholders  (Diluted   $20,951,366       20,580,756          $1.02
    EPS)                                                        ==========       ==========           ====



                                                                    For the Year Ended December 31, 1998
                                                                  Income           Shares          Per Share
                                                                 Numerator       Denominator        Amount

    Net income allocable to shareholders (Basic EPS)           $20,342,594       20,587,151         $  .99
                                                                                                     =====
      Effect of Dilutive securities - None
    Diluted net income  allocable to  shareholders  (Diluted   $20,342,594       20,740,641         $  .98
    EPS)                                                        ==========       ==========          =====

NOTE 11 - Capital Stock and Share Option Plan

The Company has adopted an incentive share option plan (the "Incentive Share Option Plan"), the purpose of which is to (i) attract and retain qualified persons as trustees and officers and (ii) to provide incentive and more closely align the financial interests of the Manager and its employees and officers with the interests of the shareholders by providing the Manager with substantial financial interest in the Company's success. The Compensation Committee of the Company's Board of Trustees administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per Common Share in the immediately preceding calendar year exceed $0.9517 per Common Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Common Shares which is equal to three percent of the shares (including common shares and Convertible CRA Shares) outstanding as of December 31 of the immediately preceding calendar year, provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Common Shares over the life of the Incentive Shares Option Plan equal to 10% of the Common Shares outstanding on October 1, 1997 (2,058,748 Common Shares).

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

All options granted by the Compensation Committee have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. For 1998 the Company did not grant any options as its distributions per Share did not exceed the minimum threshold of $0.9517 per share. In 1999, the Company distributed $.995 per Share, thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the Common Shares outstanding as of December 31, 1999 and 2000 is equal to a maximum option grant of 617,430 and 680,950 Common Shares, respectively, for a total possible option grant of 1,298,380.

On May 1, 2000, options to purchase 297,830 Common Shares were granted to officers of the Company and certain employees of an affiliate of the Manager, none of whom are employees of the Company. The exercise price of each option is $11.5625 per share with a term of ten years, and vesting in equal installments on May 1, 2001, 2002 and 2003. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The 297,830 options granted on May 1, 2000 had an estimated fair value at December 31, 2000 of $.90 per option grant, or a total of $268,047. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000: dividend yield of 8.18%, expected volatility of 18%, and expected lives of ten years. None of the options granted during 2000 were exercised or expired. The Company recorded compensation cost of $109,952 for the year ended December 31, 2000 relating to these option grants.

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Common Shares based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or Common Shares. As of December 31, 2000 and 1999, 3,552 and 1,910 Common Shares, respectively, having an aggregate value at the date of issuance of $45,000 and $25,000, respectively, have been issued to the independent trustees. An additional 2,001 shares, with an aggregate value of $30,000 at issuance, were issued to the independent trustees in January, 2001 as compensation for their 2000 service.

Effective May 3, 2000, the Company implemented a dividend reinvestment and Common Share purchase plan (the "Plan"). Under the Plan, Common Shareholders may elect to have their distributions from the Company automatically reinvested in additional Common Shares at a purchase price equal to the average of the high and low market price from the previous day's trading. If a Common Shareholder participates in the Plan, such shareholder may also purchase additional Common Shares through quarterly voluntary cash payments with a minimum contribution of $500. There are no commissions for Common Shares purchased under the Plan. Participation in the Plan is voluntary and a Common Shareholder may join or withdraw at any time. The opportunity for participation in the Plan began with the distributions paid in August 2000.

On October 9, 1998, the Board of Trustees authorized the implementation of a Common Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Common Shares. The repurchases will be made in the open market and the timing is dependant on the availability of Common Shares and other market conditions. As of both December 31, 2000 and 1999, the Company had acquired 8,400 of its Common Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Common Shares are accounted for as treasury Shares of beneficial interest.

The Company was created as part of the settlement in 1997 of class action litigation against, among others, the sponsors of the Partnerships which were consolidated to form the Company. As part of that settlement, counsel ("Class Counsel") for the partners of the Partnerships had the right to petition the United States District Court for the Southern District of New York (the "Court") for additional attorneys' fees ("Counsel's Fee Shares") in an amount to be determined in the Court's sole discretion. The Counsel's Fee Shares were based upon a percentage (which Class Counsel proposed to be 25%) of the increase in value of the Company, ("the Added Value") if any, as of October 1, 1998 based upon the difference between (i) the trading prices of the Company's Common Shares of beneficial interest during the six month period ended October 1, 1998 and (ii) the trading prices of the limited partnership units and the asset values of the Partnerships prior to October 1, 1997. As of October 1, 1998, 25% of the Added Value amounted to $7,788,536 and, in accordance with an Order and Stipulation of Settlement by the Court on February 18, 1999 (the "Order"), Class Counsel was entitled to receive 608,955 Common Shares of beneficial interest in the Company. On April 15, 1999, the Company successfully negotiated a discounted cash settlement (the "Discounted Cash Settlement") of $6,089,550 with Class Counsel in lieu of the issuance of Common Shares. On April 26, 1999, the Board of Trustees approved the Discounted Cash Settlement and it was paid on May 3, 1999.


NOTE 12 - Selected Quarterly Financial Data (unaudited)

                                                                    2000 Quarter Ended
                                            -----------------------------------------------------------------------
                                               March 31          June 30     September 30      December 31
                                            --------------      -----------  ------------     -----------
Revenues:

  Interest income:
   Revenue bonds                            $11,341,104       $12,554,464    $14,392,775         $17,420,561
   Temporary investments                        467,654           656,738        861,495             394,089
   Promissory notes                             242,211           240,633        266,637             252,200
                                            -----------      ------------   ------------        ------------

   Total revenues                            12,050,969        13,451,835     15,520,907          18,066,850
                                             ----------        ----------     ----------          ----------

Expenses:

  Interest expense                              914,275         1,063,484        998,044           1,240,357
  Recurring fees relating to the Private
   Label Tender Option Program                  426,978           529,478        619,086             622,015
  Bond servicing                                396,504           429,305        468,980             522,481
  General and administrative                    448,199           472,187        684,689             562,787
  Amortization                                  110,699           126,230        139,650             200,809
                                           ------------      ------------   ------------        ------------

   Total expenses                             2,296,655         2,620,684      2,910,449           3,148,449
                                            -----------       -----------    -----------         -----------

Income before gain on repayment of
  revenue bonds                               9,754,314        10,831,151     12,610,458          14,918,401

Gain on repayment of revenue bonds                    0                 0               0            645,151
                                             ----------       -----------    ------------        -----------

Income before minority interests              9,754,314        10,831,151     12,610,458          15,563,552

Income allocated to preferred shareholders
  of subsidiary                              (1,490,625)       (1,490,625)    (2,651,081)         (2,961,625)
Minority interest in income of subsidiary    (1,693,300)       (2,718,458)    (2,742,145)         (2,920,560)
                                             ----------        ----------     ----------          ----------

   Net income                               $ 6,570,389       $ 6,622,068    $ 7,217,232         $ 9,681,367
                                             ==========        ==========     ==========          ==========

Allocation of net income to:

Special distribution to Manager             $   594,756       $   641,425   $    706,000        $    801,281
                                             ==========        ==========    ===========         ===========

Manager                                    $     59,756      $     59,806  $      65,112        $     88,802
                                            ===========       ===========   ============         ===========

Common shareholders                           5,915,877         5,626,157      5,889,308           8,083,605

Convertible CRA Shareholders                          0           294,680        556,809             707,680
                                            ------------       -----------     ----------          ----------

Total for shareholders                      $ 5,915,877       $ 5,920,837    $ 6,446,117         $ 8,791,284
                                             ==========        ==========     ==========          ==========

Net income per share
  (basic and diluted)                       $     .29         $     .27      $       .29         $     .37
                                             ==========       =========       ==========          ========

The results for the quarter ended December 31, 2000 reflect net gains totaling
$645,151 resulting from the repayment of Revenue Bonds (see Note 2).
                                                                   2000 Quarter Ended
                                            ----------------------------------------------------------------
                                               March 31          June 30     September 30      December 31
                                            --------------      -----------  ------------     -----------
Revenues:

  Interest income:
   Revenue bonds                               $7,921,003      $8,522,319     $10,200,640     $11,800,568
   Temporary investments                          102,522         155,475         556,614         475,058
   Promissory notes                               165,159         166,654         164,792         206,386
                                             ------------    ------------    ------------    ------------

   Total revenues                               8,188,684       8,844,448      10,922,046      12,482,012
                                             ------------    ------------    ------------    ------------

Expenses:

  Interest expense                                  8,368         365,110         558,758         816,989
  Recurring fees relating to the Private
   Label Tender Option Program                    319,750         348,919         364,265         383,822
  Bond servicing                                  287,749         307,107         352,300         390,582
  General and administrative                      335,069         342,407         389,990         363,332
  Amortization                                     78,512          85,814         105,944         111,757
  Loss on impairment of assets                          0               0               0       1,859,042
                                             ------------    ------------    ------------    ------------

   Total expenses                               1,029,448       1,449,357       1,771,257       3,925,524
                                             ------------    ------------    ------------    ------------

Income before loss on repayment of
  revenue bonds                                 7,159,236       7,395,091       9,150,789       8,556,488

Loss on repayment of revenue bonds                (25,493)              0               0        (437,654)
                                             ------------    ------------    ------------    ------------

Income before minority interests                7,133,743       7,395,091       9,150,789       8,118,834

Income allocated to preferred shareholders
  of subsidiary                                         0         (33,125)     (1,490,625)     (1,490,625)
Minority interest in income of subsidiary      (1,128,221)     (1,409,729)     (1,388,095)     (1,676,219)
                                             ------------    ------------    ------------    ------------

   Net income                                  $6,005,522      $5,952,237      $6,272,069      $4,951,990
                                             ============    ============    ============    ============

Allocation of net income to:

Special distribution to Manager                  $431,623        $462,618        $540,172        $584,409
                                             ============    ============    ============    ============

Manager                                           $55,739         $54,896         $57,319         $43,676
                                             ============    ============    ============    ============

Common shareholders                            $5,518,160      $5,434,723      $5,674,578      $4,323,905
                                             ============    ============    ============    ============

Net income per share
  (basic and diluted)                                $.27            $.26            $.28            $.21
                                             ============    ============    ============    ============

The results for the quarter ended December 31, 1999 reflect losses on impairment of assets, totaling $1,859,042 relating to certain Revenue Bonds whose terms were modified and losses totaling $437,654 resulting from the repayment of certain other Revenue Bonds.


NOTE 13 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.


NOTE 14 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest income, but the P-FLOATS and TOP financing programs incur interest expense at variable rates reset weekly, so the Company is exposed to interest rate risks. Various financial vehicles exist which would allow Company management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, the Company, upon management's analysis of the interest rate environment and the costs and risks of such strategies, has not engaged in any of these hedging strategies.

Subsequent to December 31, 2000, the Company entered into interest rate swaps in order to reduce the Company's growing exposure to increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million.

The average BMA rate for 2000 and 1999 was 4.12% and 3.29%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and any resultant dividends paid to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

Under SFAS No. 133, as amended, the Company has designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps will be recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. Any ineffectiveness in the hedging relationship will be recorded in earnings. The Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms.


NOTE 15 - Subsequent Events

On February 28, 2001, the Company sold the Greenway Manor Revenue Bond for the par amount of $12,850,000, in connection with a sale of the Underlying Property. Net sales proceeds were sufficient to provide for the payment of accrued and unpaid Base Interest in the amount of $857,800. The Company expects to receive payment of participating interest upon final reconciliation of net sales proceeds.

On February 28, 2001 and March 30, 2001, the Company funded a Revenue Bond in the amounts of $9,500,000 and $1,500,000, respectively, not including bond selection fees and expenses of approximately $190,000 and $30,000, bearing interest at 10% per annum, secured by a third mortgage on the Underlying Property, Draper Lane. Maturity Date for this Revenue Bond is March 1, 2040 and the Call Date is March 1, 2006. The Underlying Property is a 406 unit apartment complex located in Silver Spring, MD.

On March 21, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, in the amount of $250,000,000 pursuant to which the Company will be able to offer securities from time to time following effectiveness of such registration statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                                                                      Sequential
                                                                          Page
                                                                     -----------

(a) 1.     Financial Statements

           Independent Auditors' Report                                       31

           Consolidated Balance Sheets as of December 31, 2000 and 1999       32

           Consolidated Statements of Income for the years ended December 31,
           2000, 1999 and 1998                                                33

           Consolidated Statements of Changes in Shareholders' Equity/ Partners' Capital (Deficit) for the years ended
           December 31, 2000, 1999 and 1998                                   34

           Consolidated Statements of Cash Flows for the years ended December
           31, 2000, 1999 and 1998                                            36

           Notes to Consolidated Financial Statements                         38

(a) 2.     Financial Statement Schedules

           Schedule I - Condensed Financial Information of Registrant         68

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

3.1(d) Amendment No. 1 to Trust Agreement dated as of April 30, 1997 (incorporated by reference to the Company's Registration Statement on Form 10, File No. 001-13237)

3.1(e) Amended and Restated Trust Agreement dated as of September 30, 1997 (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 1998)

3.2        Amended and Restated Bylaws (filed herewith)

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

12         Ratio of earnings to fixed charges and preferred
           share dividends of subsidiary                                      73

21         Subsidiaries of the Company (filed herewith)                       74

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

           Current report on Form 8-K relating to the approval by a majority of the shareholders of American Tax Exempt Bond Trust to the terms of the Merger Agreement with CM Holding Trust, the Company's subsidiary, as the surviving trust was dated October 13, 2000 and was filed on October 13, 2000.

           Current report on Form 8-K relating to the merger of American Tax
            Exempt Bond Trust into CM Holding Trust was dated November 29, 2000 and was filed on November 29, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)




Date:  March 30, 2001                   By: ________________________________
                                            Stuart J. Boesky
                                            Managing Trustee, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


         Signature                      Title                     Date
--------------------------   ----------------------------     ----------------




____________________         Managing Trustee, President
Stuart J. Boesky             and Chief Executive Officer         March 30, 2001



____________________         Managing Trustee and
Stephen M. Ross              Chairman of the Board               March 30, 2001



--------------------
Michael J. Brenner           Managing Trustee                    March 30, 2001



____________________         Managing Trustee, Executive
Alan P. Hirmes               Vice President,
                             and Secretary                       March 30, 2001



--------------------
Michael I. Wirth             Senior Vice President and Chief Financial
                             Officer                             March 30, 2001



--------------------
Peter T. Allen               Managing Trustee                    March 30, 2001



--------------------
Arthur P. Fisch              Managing Trustee                    March 30, 2001



--------------------
Thomas W. White              Managing Trustee                    March 30, 2001

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)




Date:  March 30, 2001                   By: /s/ Stuart J. Boesky
                                            --------------------
                                            Stuart J. Boesky
                                            Managing Trustee, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                      Title                     Date
--------------------------   ----------------------------     ----------------

/s/ Stuart J. Boesky         Managing Trustee, President
--------------------
Stuart J. Boesky             and Chief Executive Officer         March 30, 2001



/s/ Stephen M. Ross          Managing Trustee and
-------------------
Stephen M. Ross              Chairman of the Board               March 30, 2001



/s/ Michael J. Brenner
Michael J. Brenner           Managing Trustee                    March 30, 2001



/s/ Alan P. Hirmes           Managing Trustee, Executive
------------------
Alan P. Hirmes               Vice President,
                             and Secretary                       March 30, 2001

/s/ Michael I. Wirth         Senior Vice President and
--------------------
Michael I. Wirth             Chief Financial Officer             March 30, 2001



/s/ Peter T. Allen
------------------
Peter T. Allen               Managing Trustee                    March 30, 2001



/s/ Arthur P. Fisch
-------------------
Arthur P. Fisch              Managing Trustee                    March 30, 2001



/s/ Thomas M. White
-------------------
Thomas M. White              Managing Trustee                    March 30, 2001




                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including its consolidated subsidiaries) CONDENSED BALANCE SHEETS

                                                                    December 31,
                                                             ------------------------------
                                                                 2000                1999
                                                             --------------    --------------
                                     ASSETS
Revenue bonds-at fair value                                     $12,104,055       $9,559,000
Temporary investments                                                     0       19,790,000
Cash and cash equivalents                                         9,952,594        3,523,956
Cash and cash equivalents-restricted                                      0          971,758
Interest receivable, net                                            165,759          199,548
Promissory notes receivable                                       9,909,933       10,148,060
Due from subsidiaries                                                     0          439,108
Investment in subsidiaries                                      319,712,285      260,089,698
Deferred costs, net                                              17,845,534       10,653,865
Goodwill, net                                                     2,329,422        2,674,626
Other assets                                                        409,595          262,344
                                                              -------------    -------------

Total assets                                                   $372,429,177     $318,311,963
                                                              =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable, accrued expenses and other liabilities$         827,280         $423,540
  Due to Manager and affiliates                                   1,025,210          838,567
  Due to subsidiaries                                             6,762,543          155,717
  Distributions payable to common shareholders                    6,242,046        5,453,971
  Distributions payable to Convertible CRA Shareholders             558,250                0
                                                              -------------    -------------

Total liabilities                                                15,415,329        6,871,795
                                                              -------------    -------------

Commitments and contingencies

Shareholders' equity:
Beneficial owners' equity - Convertible CRA share-
  holders (2,590,000 shares issued and outstanding)              34,397,168                0
Beneficial owner's equity-manager                                   715,342          441,878
Beneficial owners' equity-other common shareholders
  (50,000,000 shares authorized; 22,706,739 issued and
   22,698,339 outstanding and 20,589,375 issued and
   20,580,975 outstanding in 2000 and 1999, respectively)       323,206,288      312,800,380
Treasury shares of beneficial interest (8,400 shares)              (103,359)        (103,359)
Accumulated other comprehensive loss                             (1,201,591)      (1,698,731)
                                                              -------------    -------------

Total shareholders' equity                                      357,013,848      311,440,168
                                                              -------------    -------------

Total liabilities and shareholders' equity                     $372,429,177     $318,311,963
                                                              =============    =============


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                          2000           1999        1998
                                       -----------    -----------  ----------
Revenues:
  Interest income:
   Revenue bonds                     $  2,972,386  $  6,050,931   $20,287,754
   Temporary investments                  451,768       662,728       213,138
   Promissory notes                     1,001,681       702,991       594,183
   Income from subsidiaries            28,307,718    18,177,128     4,570,337
                                       ----------    ----------   -----------
   Total revenues                      32,733,553    25,593,778    25,665,412
                                       ----------    ----------    ----------

Expenses:
  Interest expense                         21,887       417,263     1,504,334
  Bond servicing                           33,694       135,767       729,840
  General and administrative            2,062,719     1,406,501     1,246,794
  Amortization                            478,951       345,282       158,572
                                     ------------  ------------  ------------
   Total expenses                       2,597,251     2,304,813     3,639,540
                                      -----------   -----------   -----------

Income before loss on repayment of revenue
  bonds                                 30,136,302    23,288,965    22,025,872
Loss on repayment of revenue bonds          45,246       107,147            0
                                       -----------  -------------   ----------

   Net income                          $30,091,056   $23,181,818   $22,025,872
                                        ==========    ==========    ==========

Allocation of net income:

  Special distribution to Manager     $  2,743,477  $  2,018,822  $  1,477,797
                                       ===========   ===========   ===========
  Manager                            $     273,464 $     211,630 $     205,481
                                      ============  ============  ============
  Common shareholders                  $25,500,984   $20,951,366   $20,342,594
  Convertible CRA Shareholders           1,573,131             0             0
                                       ------------  -----------    ---------
   Total for Shareholders              $27,074,115   $20,951,366   $20,342,594
                                        ==========    ==========    ==========



                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31,
                                                2000         1999          1998
                                            ----------    ----------    ----------

Cash flows from operating activities:
  Net income                                $30,091,056   $23,181,818   $22,025,872
                                             ----------    ----------    ----------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on repayments of revenue bonds            45,245       107,147             0
  Amortization                                  478,951       345,282       158,572
  Amortization of goodwill                      345,204       297,623       134,593
  Amortization of bond selection costs          935,380       450,743       238,928
  Accretion of excess of acquired net
   assets over cost                                   0             0      (248,559)
  Accretion of deferred income                        0             0       (39,753)
   Income from investment in subsidiaries   (28,307,718)  (18,177,128)   (4,570,337)
   Distributions from subsidiaries                    0    16,467,319   151,538,426
  Changes in operating assets and liabilities:
   Interest receivable                           33,789       105,165       574,806
   Other assets                                  20,323           656        29,971
   Accounts payable, accrued expenses and
    other liabilities                           403,740    (5,918,615)       70,457
   Due from subsidiaries                        116,180      (208,887)     (230,221)
   Due to subsidiaries                        7,575,386    (1,328,176)    1,483,893
   Due to Manager and affiliates                114,771      (343,960)      278,751
                                          -------------  ------------  ------------
  Total adjustments                         (18,238,749)   (8,202,831)  149,419,527
                                            -----------    ----------   -----------
Net cash provided by operating activities    11,852,307    14,978,987   171,445,399
                                            -----------    ----------   -----------

Cash flows from investing activities:
  Proceeds from repayments of revenue bonds      49,901     5,100,000             0
  Purchase of revenue bonds                  (2,405,000)  (44,770,162) (117,596,600)
  Proceeds from secured borrowings                    0    52,807,000             0
  Investment in subsidiaries                (23,824,693)            0             0
  Contribution of revenue bonds to subsidiaries       0    13,507,000             0
  Increase in deferred bond selection costs  (6,499,035)   (3,906,784)   (2,598,288)
  Net sale (purchase) of temporary investments19,790,000  (19,790,000)    3,500,000
  Increase in other assets                       (9,000)     (251,500)            0
  Increase in deferred costs                   (545,632)     (100,000)            0
  Loans made to properties                     (200,000)   (2,847,185)   (1,055,695)
  Principal payments received from loans made to
   properties                                   438,127       328,045        507,040
                                              ---------   -----------    -----------
Net cash provided by (used in)
  investing activities                      (13,205,332)        76,414  (117,243,543)
                                             -----------  -----------    ----------

                                                                  (continued)



                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                          2000                 1999           1998
                                                        ------------     -------------     ------------
Cash flows from financing activities:
  Proceeds from note payable                                       0                0       96,039,231
  Repayments of note payable                                       0                0     (117,484,571)
  Increase in cash and cash equivalents-restricted           971,758         (971,758)               0
  Distributions paid to the Manager and
   shareholders of the Company                           (24,343,782)     (21,815,252)     (20,331,395)
  Distributions paid to Convertible CRA Shareholders        (810,370)               0                0
  Increase in deferred costs relating to the Private
   Label Tender Option Program                            (2,300,639)        (559,632)      (2,512,768)
  Increase in other deferred costs                            72,039          (72,039)               0
  Purchase of treasury shares of beneficial interest               0                0         (103,359)
  Issuance of Convertible CRA Shares                      34,192,657                0                0
  Merger costs                                                     0                0         (218,657)
                                                       -------------    -------------    -------------

Net cash provided by (used in) financing activities        7,781,663      (23,418,681)     (44,611,519)
                                                       -------------    -------------    -------------


Net increase (decrease) in cash and
  cash equivalents                                         6,428,638       (8,363,280)       9,590,337
Cash and cash equivalents at the
  beginning of the year                                    3,523,956       11,887,236        2,296,899
                                                       -------------    -------------    -------------
Cash and cash equivalents at the
  end of the year                                      $   9,952,594    $   3,523,956    $  11,887,236
                                                       =============    =============    =============

Supplemental information:
  Interest paid                                        $      21,887    $     417,263    $   1,507,871
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

2. Transactions with Subsidiaries

The Company received distributions from its consolidated subsidiaries totaling approximately $16,467,000 during the year ended December 31, 1999.

During the years ended December 31, 1999 and 1998, the Company contributed revenue bonds with aggregate carrying value of approximately $115,567,000 and $361,686,000, respectively, to its subsidiaries.

During 2000, in connection with the ATEBT merger, the Company issued common shares valued, at the date of issuance, at $29,154,649 and contributed the net assets from the merger to one of its subsidiaries.




                                                                     Exhibit 12

Ratio of Earnings to Combined Fixed Charges and Preference Dividends




                                                                       2000             1999          1998
                                                                  ------------       ----------      ------------

Interest expense                                                   $  4,216,160    $  1,749,225    $  1,504,334
Minority interest in income of subsidiary                            10,074,463       5,602,264       1,563,999
Recurring fees related to TOPs program                                2,197,557       1,416,756         454,919
Amortized capitalized costs related to indebtedness                     478,951         345,282         158,572
Preference security dividend requirements of consolidated
  subsidiaries                                                        8,593,956       3,014,375               -
                                                                   ------------    ------------    ------------

  Total fixed charges                                              $ 25,561,087    $ 12,127,902    $  3,681,824
                                                                   ============    ============    ============


Net income before minority interest                                $ 48,759,475    $ 31,798,457    $ 23,589,871
Add:  Total fixed charges                                            25,561,087      12,127,902       3,681,824
Less:  Preference security dividend requirements of consolidated
  subsidiaries                                                       (8,593,956)     (3,014,375)              -
                                                                   ------------    ------------    ------------
Earnings                                                           $ 65,726,606    $ 40,911,984    $ 27,271,695
                                                                   ============    ============    ============

Ratio of Earnings to Combined Fixed Charges and
  Preference Dividends                                                      3:1             3:1             7:1

For the  purposes  of  computing  the ratio of  earnings  to fixed  charges  and preference  dividends,  earnings were  calculated  using income before  minority interest  adding back total fixed  charges  less  preference  security  dividend requirements  of  consolidated  subsidiaries.  Fixed charges consist of interest
expense,  minority  interest  in  income  of  subsidiary,   recurring  fees  and
amortization  of  capitalized  costs  related  to  indebtedness  and  preference security  dividend  requirements  of  consolidated  subsidiaries.  There were no periods in which earnings were  insufficient to cover combined fixed charges and preference dividends.

                                                                     Exhibit 21



                           Subsidiaries of the Company

CM Holding Trust, a Delaware business trust

Charter Mac Equity Issuer Trust, a Delaware business trust

        Subsidiary of Charter Mac Equity Issuer Trust, a Delaware business trust
        ------------------------------------------------------------------------

CharterMac Origination Trust I, a Delaware business trust

CharterMac Owner Trust I, a Delaware business trust

                                                                    Exhibit 23.1



INDEPENDENT AUDITORS CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-54802 of Charter Municipal Mortgage Acceptance Company on Form S-3, in Registration Statement No. 333-57384 of Charter Municipal Mortgage Acceptance Company on Form S-3, in Registration Statement No. 333-36192 of Charter Municipal Mortgage Acceptance Company on Form S-3, and in Registration Statement No. 333-55957 of Charter Municipal Mortgage Acceptance Company on Form S-8 of our report dated March 12, 2001, appearing in this Annual Report on Form 10-K of Charter Municipal Mortgage Acceptance Company for the year ended December 31, 2000.


DELOITTE & TOUCHE LLP

New York, New York
March 30, 2001