Form 10-Q
period 2001-03-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2001-05-15
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
         (Exact name of Registrant as specified in its Trust Agreement)



                Delaware                                           13-3949418
-------------------------------------------                  -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                                   10022
--------------------------------------                               -----------
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

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                     ------------ ------------
                                                        March 31,   December 31,
                                                         2001           2000
                                                     -------------  -----------
                                                     (Unaudited)
ASSETS
Revenue bonds-at fair value                          $841,367,698 $845,405,056
Temporary investments                                   1,000,000            0
Cash and cash equivalents                              29,759,312   36,116,481
Interest receivable, net                                5,070,340    5,202,999
Promissory notes receivable                            10,410,934    9,909,933
Deferred costs, net                                    23,981,155   24,201,342
Goodwill, net                                           3,671,274    3,792,959
Other assets                                              314,930       607,095
                                                   ----------------------------
Total assets                                         $915,575,643 $925,235,865
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Secured borrowings                                $101,507,980 $110,026,031
   Interest rate swaps                                  1,366,541            0
   Accounts payable, accrued expenses and
     other liabilities                                  2,847,861    2,835,144
   Due to Manager and affiliates                        1,639,657    1,598,921
   Distributions payable to preferred shareholders
     of subsidiary                                      2,961,625    2,961,625
   Distributions payable to convertible CRA
     shareholders                                         712,249      558,250
   Distributions payable to common shareholders         6,242,587    6,242,046
                                                    --------------------------
Total liabilities                                     117,278,500  124,222,017
                                                      -----------  -----------

Minority interest in subsidiary
   (subject to mandatory redemption)                  275,000,000  275,000,000
                                                      -----------  -----------
Preferred shares of subsidiary (subject to mandatory
   repurchase)                                        169,000,000  169,000,000
                                                      -----------  -----------
Commitments and contingencies

Shareholders' equity:
   Beneficial owners' equity - convertible CRA share-
     holders (2,590,000 shares issued and outstanding  34,400,652   34,397,168
   Beneficial owner's equity-manager                      792,425      715,342
   Beneficial owners' equity-other common shareholders
     (50,000,000 shares authorized; 22,708,740 issued
     and 22,700,340 outstanding and 22,706,739
     shares issued and 22,698,339 outstanding in
     2001 and 2000, respectively)                     345,508,072  344,870,761
   Treasury shares of beneficial interest (8,400 shares) (103,359)    (103,359)
   Accumulated other comprehensive loss               (26,300,647) (22,866,064)
                                                      -----------  -----------
Total shareholders' equity                            354,297,143  357,013,848
                                                      -----------  -----------
Total liabilities and shareholders' equity           $915,575,643 $925,235,865
                                                      ===========  ===========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                         2001           2000
                                                        -----------------------
Revenues:
   Interest income:
     Revenue bonds                                    $16,340,627 $11,341,104
     Temporary investments                                224,578    467,654
     Promissory notes                                     256,934    242,211
                                                     -----------------------
     Total revenues                                    16,822,139 12,050,969
                                                       ---------- ----------

Expenses:
   Interest expense                                     1,273,373    914,275
   Recurring fees relating to the
     Private Label Tender Option
     Program                                              564,573    426,978
   Bond servicing                                         541,886    396,504
   General and administrative                             742,279    448,199
   Amortization                                           198,574     110,699
                                                     ------------------------
     Total expenses                                     3,320,685  2,296,655
                                                      ----------------------

Income before gain on repayment
   of revenue bonds                                    13,501,454  9,754,314

Gain on repayment of revenue bonds                        136,864       0
                                                     ---------------------

Income  before minority interests                      13,638,318  9,754,314

   Income allocated to preferred
     shareholders of subsidiary                        (2,961,625)(1,490,625)
   Minority interest in income of
     subsidiary                                        (2,140,485) (1,693,300)
                                                      ----------- -----------
Net income                                           $  8,536,208$  6,570,389
                                                      =========== ===========

Allocation of net income to:
   Special distribution to Manager                    $   827,652$    594,756
                                                       ========== ===========
   Manager                                           $     77,086$      59,756
                                                      =========== ============
   Common shareholders                                 $6,849,905 $5,915,877
   Convertible CRA shareholders                           781,565         0
                                                      ----------------------
     Total for shareholders                            $7,631,470 $5,915,877
                                                        =========  =========

Net income per share
   Basic                                               $       .30   $    .29
                                                       =========== ===========

   Diluted                                            $        .30   $    .29
                                                      ============ ===========

Weighted average shares
   outstanding :

   Basic                                               25,289,651 20,581,805
                                                       ========== ==========

   Diluted                                             25,350,314 20,581,805
                                                       ========== ==========


See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                      Beneficial                Beneficial                              Accumulated
                                       Owners'     Beneficial     Owners'      Treasury                    Other
                                       Equity -      Owner's      Equity-      Shares of                  Compre-
                                  Convertible CRA   Equity -       Other      Beneficial   Comprehensive  hensive
                                     Shareholders    Manager   Shareholders    Interest       Income        Loss         Total
                                     -----------     -------   ------------    --------       ------        ----         -----


Balance at January 1, 2001           $34,397,168    $715,342   $344,870,761  $(103,359)                 $(22,866,064)$357,013,848
Comprehensive income:
Net income                               781,565     904,738     6,849,905           0      $8,536,208           0     8,536,208
                                                                                             ---------
Other comprehensive (gain) loss:
  Net unrealized loss on                                                                    (1,366,541)
   interest rate swaps
  Net unrealized loss on revenue bonds:
  Net unrealized holding loss arising                                                       (1,931,178)
   during the period
  Add:  Reclassification adjustment
for                                                                                           (136,864)
   net gain included in net income
Other comprehensive loss                                                                    (3,434,583) (3,434,583)  (3,434,583)
                                                                                            ----------
Comprehensive income                                                                        $5,101,625
                                                                                             =========
Costs of issuance of convertible CRA     (65,831)                                                                        (65,831)
shares
Issuance of common shares                      0           0        30,000           0                           0        30,000
Distributions                           (712,250)   (827,655)   (6,242,594)             0                         0    (7,782,499)
                                    -------------   --------   -----------   ------------                  --------    ----------


Balance at March 31, 2001            $34,400,652    $792,425   $345,508,072  $(103,359)                 $(26,300,647)$354,297,143
                                      ==========     =======    ===========   ========                   ============ ===========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     --------------------------
                                                       Three Months Ended
                                                            March 31,
                                                          2001          2000
                                                     -----------   ------------
Cash flows from operating activities:
   Net income                                         $ 8,536,208 $  6,570,389
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Gain on repayment of revenue bonds                    (136,864)           0
   Other amortization                                     199,757      110,699
   Amortization of goodwill                               121,685       85,829
   Amortization of bond selection costs                   416,724      176,079
   Accretion of deferred income and purchase
     accounting adjustment                               (109,121)     (16,547)
   Income allocated to preferred shareholders
     of subsidiary                                      2,961,625    1,490,625
   Changes in operating assets and liabilities:
     Interest receivable                                  132,659     (193,032)
     Other assets                                         151,118        3,048
     Accounts payable, accrued expenses and
       other liabilities                                   22,656      106,922
     Due to Manager and
       affiliates                                         203,165      108,026
                                                     ------------ ------------
Net cash provided by operating activities              12,499,612    8,442,038
                                                       ----------  -----------

Cash flows from investing activities:
   Proceeds from repayment of revenue bonds            12,855,000        7,937
   Periodic principal payments of revenue bonds           331,426            0
   Purchase of revenue bond                           (11,000,000)  (5,600,000)
   Increase in deferred bond selection costs             (344,861)    (205,670)
   Net (purchase) sale of temporary investments        (1,000,000)  12,341,000
   Increase in other deferred costs                             0     (174,039)
   Loan made to property                                 (550,000)           0
   Principal payments received from loans made to
     properties                                            48,999       63,999
                                                    --------------------------
Net cash provided by investing activities                 340,564    6,433,227
                                                     ------------  -----------
                                                                    (continued)

Cash flows from financing activities:
   Distributions paid to the Manager and Common
     shareholders                                      (7,043,337)  (6,038,340)
   Distributions paid to preferred shareholders
     of subsidiary                                     (2,961,625)  (1,490,625)
   Distributions paid to Convertible CRA
     shareholders                                        (558,251)           0
   Principal repayments of secured borrowings          (8,518,051)           0
   Increase in cash and cash equivalents - restricted           0     (578,016)
   Increase in deferred costs relating to the
     Private Label Tender Option Program                  (50,250)     (38,004)
   Increase in deferred costs relating to
     the issuance of preferred stock of subsidiary              0       (3,827)
   Increase in other deferred costs                             0      (71,516)
   Increase in costs of Convertible CRA Shares            (65,831)            0
                                                   -------------- -----------
Net cash used in financing activities                 (19,197,345)  (8,220,328)
                                                      -----------  -----------

Net (decrease) increase in cash and
   cash equivalents                                    (6,357,169)   6,654,937
Cash and cash equivalents at the
   beginning of the period                             36,116,481    8,653,503
                                                       ----------  -----------
Cash and cash equivalents at the
   end of the period                                  $29,759,312  $15,308,440
                                                       ==========   ==========

Supplemental information:
   Interest paid                                     $  1,187,010   $  943,117
                                                      =========== ============

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - General

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties").

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. The Company has engaged Related Charter L.P. (the "Manager"), an affiliate of Related, to manage its day-to-day affairs.

The consolidated financial statements include the accounts of the Company and four majority owned subsidiary business trusts which it controls: CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

The consolidated financial statements of the Company are prepared using the accrual method of accounting in conformity with GAAP, which requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's investments in Revenue Bonds and interest rate swaps.

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


NOTE 2 - Revenue Bonds

The Company accounts for its investments in Revenue Bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the Revenue Bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income.

The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the three months ended March 31, 2001 and 2000 were 7.34% and 7.37%, respectively, based on weighted average face amounts of approximately $890,036,000 and $608,242,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at March 31, 2001 and December 31, 2000 was $866,301,804 and $868,278,491, respectively.
The net unrealized loss on Revenue Bonds in the amount of $24,934,106 at March 31, 2001 consisted of gross unrealized gains and losses of $6,656,252 and $31,590,358, respectively. The net unrealized loss on Revenue Bonds of $22,873,435 at December 31, 2000 consisted of gross unrealized gains and losses of $6,835,510 and $29,708,945, respectively.

2001 Transactions
-----------------

On February 28 and March 30, 2001, the Company acquired an $11 million subordinate Revenue Bond (Draper Lane), in two installments of $9.5 million and $1.5 million respectively. The Revenue Bond bears interest at 10% per annum, matures on March 1, 2040 and is secured by a third mortgage on a 406 unit affordable multifamily property, located in Silver Spring, MD.

During the first quarter of 2001, one Revenue Bond was repaid and one RITE was terminated. The Revenue Bond (Greenway) had a face amount of $12.85 million, and a carrying value of $12.7 million. The Company recognized a gain on this transaction of $105,557. The RITE had a face amount and carrying value of $5,000. The Company recognized a gain of $31,307 on this transaction.


NOTE 3 - Deferred Costs

The components of deferred costs are as follows:
                                                      March 31,     December 31,
                                                          2001         2000
                                                   --------------  -----------

Deferred bond selection costs                       $16,605,406     $16,260,545
Deferred costs relating to the Private Label
Tender Option Program                                 5,965,516       5,915,266
Deferred costs relating to the issuance of preferred
shares of subsidiary                                  6,490,989       6,490,989
                                                    -----------     -----------
                                                     29,061,911      28,666,800

Less: Accumulated amortization                       (5,080,756)     (4,465,458)
                                                    -----------     -----------

                                                    $23,981,155     $24,201,342
                                                     ==========      ==========


NOTE 4 - Related Party Transactions

Pursuant to the management agreement and other servicing agreements with subsidiaries, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) certain fees for its ongoing management and operations of the Company and subsidiaries as follows:

    Fees                   Computation
    ----                   -----------
  I. Bond selection fees    2% of the principal amount of each Revenue Bond or other investment upon acquisition.
 II. Special distributions  .375% per annum of the Total Invested Assets of the Company.
III. Bond servicing fees    .25% per annum of the outstanding principal amount of Revenue Bonds.
IV.  Liquidation fees        1.5% based on the gross sales price of assets sold by the Company.
 V.  Expense reimbursement   reimbursement  of certain  administrative  costs incurred by the Manager and its affiliates on behalf of the Company.

Fees payable to the Manager which are based on Revenue Bonds or assets of the Company include such Revenue Bonds or assets which are held either directly by the Company or held by other entities to which the Company has transferred such Revenue Bonds or assets to facilitate financing. In addition, the Manager receives bond placement fees directly from the borrower in an amount equal to 1.0% to 1.5% of the principal amount of each Revenue Bond or other investment. In addition, affiliates of the Manager are part of a joint venture that has development services agreements with the owners of certain Underlying Properties.

The original term of each management agreement will terminate on October 1, 2001, thereafter each management agreement will be renewed, subject to evaluation of the performance of the Manager by the relevant entity's board of trustees. Each management agreement may be terminated (i) without cause by the Manager, or (ii) for cause by a majority of such entity's independent trustees, in each case without penalty and each upon 60 days prior written notice to the non-terminating party. Neither the Company nor its subsidiaries may terminate its respective management agreement prior to October 1, 2001 other than for cause. If the Manager terminates an entity's management agreement, such entity may not be able to find an adequate replacement manager.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                               Three Months Ended
                                   March 31,
                                                         2001         2000
                                                        --------------------

Bond selection fees                                   $   190,000$   112,000
Expense reimbursement                                     165,369    133,085
Bond servicing fees                                       541,886    396,504
Special distribution                                      827,652    594,756
                                                       ---------- ----------
                                                       $1,724,907  $1,236,345
                                                       ==========  ==========

NOTE 5 - Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to common and convertible CRA shareholders ("shareholders") by the weighted average number of common and convertible CRA shares outstanding during the period. The convertible CRA shares are included in both the basic and dilutive calculation of shares because they are entitled to the same economic benefits as common shareholders, including receipt of the same dividends per share pari passu with common shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Because each convertible CRA share is convertible into less than one common share, the potential conversion would be antidilutive.

Pursuant to the Company's Trust Agreement and the management agreement, the Manager is entitled, in its capacity as the general partner of the Company, to a special distribution equal to .375% per annum of the Company's total invested assets (which equals the face amount of the Revenue Bonds and other investments), payable quarterly. After allocation of the special distributions, the net remaining profits or losses, after a special allocation of 1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.


                                         Three Months Ended March 31, 2001
                                         ---------------------------------
                                         Income        Shares     Per Share
                                       Numerator    Denominator     Amount

Net income allocable to shareholders
   (Basic EPS)                         $7,631,470      25,289,651 $    .30
                                                                   =======
   Effect of dilutive securities
     297,830 stock options                      -          60,663
                                       ----------       ---------
Diluted net income allocable to share-
   holders (Diluted EPS)               $7,631,470      25,350,314 $    .30
                                        =========      ==========  =======


                                              Three Months Ended March 31, 2000
                                              ---------------------------------
                                         Income          Shares     Per Share
                                       Numerator      Denominator    Amount

Net income allocable to shareholders
   (Basic EPS)                         $5,915,877      20,581,805   $    .29
                                                                      =======
   Effect of dilutive securities -- None
                                               -              -
                                         ----------     -----------
Diluted net income allocable to share-
   holders (Diluted EPS)               $5,915,877      20,581,805   $    .29
                                        =========      ==========     =======


NOTE 6 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.


NOTE 7 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest income, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly, thus the Company is exposed to interest rate risks. Various financial vehicles exist which would allow Company management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company had not engaged in any of these hedging strategies.

Subsequent to December 31, 2000, the Company entered into two interest rate swaps in order to reduce the Company's growing exposure to increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million.

The average BMA rate for the quarter ended March 31, 2001 and the year ended December 31, 2000 was 3.17% and 4.12%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company adopted statement of Financial Accounting Standards No. 133, as amended on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, the Company has a strategy to reduce its interest rate risk through the use of interest rate swaps. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during the first quarter of 2001, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At March 31, 2001, the combined fair market value of the two interest rate swaps was a liability of $1,366,541, included in interest rate swaps on the consolidated balance sheet. Interest payable under the terms of the swaps, of $187,452, is included in interest expense.


NOTE 8 - Subsequent Events

On April 24, 2001, the Company acquired a tax-exempt rehabilitation Revenue Bond, in the face amount of $4,100,000, secured by a 149-unit affordable multifamily apartment complex located in Tampa, FL, known as Sherwood Lake Apartments. The stated interest rate on this Revenue Bond is 8.45% during the first 18 months and 7.45% thereafter. The bond matures September 1, 2037, however the obligor may prepay the bond without penalty beginning on November 1, 2017.

On April 26, 2001, the Company acquired a tax-exempt new construction Revenue Bond and a taxable Revenue Bond in the face amounts of $12,500,000 and $1,000,000, respectively, secured by a 250-unit affordable multifamily apartment complex located in Covington, GA., to be known as Magnolia Arbors. These bonds bear interest at annual rates of 7.50% and 8.95% and mature on April 1, 2043 and July 1, 2018, respectively. Each bond may be prepaid without penalty beginning on April 1, 2008.

On May 3, 2001, the Company acquired a tax-exempt new construction Revenue Bond in the face amount of $10,700,000 secured by a 250-unit affordable multifamily property in Denton, TX, to be known as Bluffview Senior Housing. The stated annual interest rate on this Revenue Bond is 8.6% during construction and 7.6% thereafter. The bond matures May 1, 2041, however, it may be prepaid without penalty beginning on May 1, 2018.

On May 3, 2001, the Company acquired a tax-exempt new construction Revenue Bond in the face amount of $13,750,000 secured by a 264-unit affordable multifamily property in Denton, TX, to be known as Knollwood Villas. This stated annual interest rate on this Revenue Bond is 8.6% during construction and 7.6% thereafter. The bond matures May 1, 2041, however, it may be prepaid without penalty beginning on May 1, 2018.

On May 11, 2001, the Company announced the public offering of 7,900,000 common shares of beneficial interest at a price of $14.64 per share. Net proceeds of the offering to the Company will be approximately $109 million. The underwriters have an option to purchase an additional 1,185,000 shares to cover over-allotments. If the option is exercised in full, the net proceeds to the Company would then be approximately $125 million. The proceeds from the offering will be used to pay down outstanding debt and fund new investments. The offering is expected to close on May 15, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust principally engaged in the acquisition and ownership (either directly or indirectly) of tax-exempt multifamily housing revenue bonds ("Revenue Bonds") and other instruments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties").

In order to generate increased tax-exempt income and, as a result, enhance the value of the Company's shares, the Company intends to invest in or acquire additional tax-exempt Revenue Bonds secured by affordable multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The Company's Manager has designed a Direct Purchase Program specifically designed to appeal to developers of such properties. In general, these properties are smaller than traditional multifamily housing properties, averaging 150 units. The traditional method of financing tax-exempt properties requires the involvement of credit enhancement, rating agencies and investment bankers. Therefore, the up-front cost of such financing is generally much higher than traditional multifamily financing. Through its Direct Purchase Program, the Company will invest in or acquire tax-exempt bonds without the cost associated with credit enhancement, rating agencies and investment bankers. The Company believes that the up-front cost savings to the developer will translate into a higher than market interest rate on the Revenue Bonds acquired by the Company.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm, because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of Revenue Bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 26 years. According to the 2000 National Multihousing Council survey, Related is the third largest owner of apartments in the United States.

Liquidity and Capital Resources
-------------------------------

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company has primarily used two sources of capital: collateralized debt securitization and equity offerings. To date, the primary source of long-term liquidity has come from the Company's Private Label Tender Option Program (TOP) and preferred equity offerings by the Company or a subsidiary, the issuance of Convertible CRA Shares, and the Merrill Lynch Pierce Fenner & Smith Incorporated P-FLOATS/RITES program.

The Company intends to continue to use these same sources of capital. On March 21, 2001, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission in the amount of $250,000,000, which will allow the Company to offer Common Shares from time to time. On May 11, 2001, the Company announced the public offering of 7,900,000 common shares of beneficial interest at a price of $14.64 per share. Net proceeds of the offering to the Company will be approximately $109 million. The underwriters have an option to purchase an additional 1,185,000 shares to cover over-allotments. If the option is exercised in full, the net proceeds to the Company would then be approximately $125 million. The proceeds from the offering will be used to pay down outstanding debt and fund new investments. The offering is expected to close on May 15, 2001.

During the three months ended March 31, 2001 cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $6,357,000. The decrease was primarily due to cash provided by operating activities ($12.5 million) and proceeds from the repayment of a Revenue Bond and RITE ($13.2 million) less funds used to purchase a Revenue Bond ($11 million), a loan made to property (.6 million), principal payments of secured borrowings ($8.5 million) and distributions to common, convertible CRA and preferred shareholders ($10.6 million).

In April and May 2001, distributions declared in March 2001 were paid to preferred shareholders of subsidiary Series A, A-1 and B in the amounts of $1,490,625 ($33,125 per preferred share), $426,000 ($8,875 per preferred share), and $1,045,000 ($9,500 per preferred share), respectively. Also paid were distributions of $6,242,606 ($.275 per share) to holders of common and convertible CRA shares. All distributions were paid from cash flow from operations for the quarter ended March 31, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Acquisitions
------------

During the period January 1, 2001 through May 12, 2001 the Company acquired five Revenue Bonds for an aggregate purchase price of approximately $53,050,000, not including bond selection fees and expenses of approximately $1,031,000.

Results of Operations
---------------------

For the three months ended March 31, 2001 as compared to 2000, total revenues, total expenses and net income increased due to the net result of the acquisition of 45 Revenue Bonds during 2001 and 2000, and the repayment of four Revenue Bonds.

Interest income from Revenue Bonds increased approximately $5,000,000 for the three months ended March 31, 2001 as compared to 2000. This increase was primarily due to an increase in interest income of $5,391,000 on new Revenue Bonds acquired during 2000 and 2001, partially offset by a decrease due to Revenue Bond repayments of $664,000. Also contributing to the increase was $294,000 which consisted primarily of a one time charge of $413,000 taken in the first quarter of 2000 with respect to a certain Revenue Bond.

Total revenues for the three months ended March 31, 2001, increased by approximately $4,771,000, including the increases in interest income from Revenue Bonds noted above, partially offset by a decrease in interest income from temporary investments of approximately $243,000, primarily due to lower cash balances.

Interest expense and recurring fees increased approximately $497,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to increased secured borrowings, a higher outstanding balance of the TOP during 2001, and interest accrued under the terms of the interest rate swaps.

Bond servicing and asset management fees increased approximately $145,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to new acquisitions and the corresponding increase in the Revenue Bond portfolio serviced.

General and administrative expenses increased approximately $294,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to an increase in expense reimbursements to the Manager and its affiliates due to the 2001 and 2000 Revenue Bond acquisitions.

Income allocated to preferred shareholders of subsidiary for the three months ended March 31, 2001 increased approximately $1,471,000, related to the preferred offerings consummated on June 29, 1999 and July 21, 2000.

Minority interest in income of subsidiary increased approximately $447,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to a higher outstanding balance of the TOP in 2001.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The nature of the Company's investments and the instruments used to raise capital for their acquisition expose the Company to gains and losses due to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international political considerations and other factors beyond the control of the Company.

Revenue Bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under the TOP program and on the secured borrowings under the P-FLOATS program vary based on market interest rates based on the Bond Market Association ("BMA") and are re-set weekly.

Subsequent to December 31, 2000, with respect to the portion of the Company's floating rate financing programs which are not hedged, a change in BMA rate would result in increased or decreased payments under the financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $227 million outstanding under these financing programs at March 31, 2001, the Company estimates that an increase of 1.0% in the BMA rate would decrease annual net income by approximately $2,265,000. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount describe above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the Revenue Bonds.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, management did not engage in any of these hedging strategies. However, beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in case the BMA Municipal Swap Index rises. For the quarter ended March 31, 2001, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 3.99% and 4.06%, respectively.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its March 31, 2001 value of $841,368,000 to approximately $746,489,000. A 1% decline in interest rates would increase the value of the March 31, 2001 portfolio to approximately $965,362,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Information Regarding Other Companies Managed by affiliates of our Manager.
-----------------------------------------------------------------------------

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the external advisor of Aegis Realty, Inc. ("Aegis"). Aegis is a public company which, like the Company, is externally advised by affiliates of the Manager. Also named as defendants in the suit were certain affiliates of Aegis' advisor and Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom is a trustee of the Company. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies, L.P., et al., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001 a second action, entitled Schnipper v. Aegis Realty, Inc., et al., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis' five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). Schnipper is purportedly brought as a class action. On or about April 2, 2001 a third action, entitled Opportunity Partners, L.P. v. Stuart J. Boesky, et al., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore County, Maryland against, among others, Aegis, each of its five directors, and Aegis' external advisors, which are affiliates of the Manager. Opportunity Partners is purportedly a class and derivative action.

Each of these three actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the termination by Aegis of its external advisory agreements with affiliates of the Manager and the purchase by Aegis of various assets owned by those external advisors. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Manager. All three actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent director (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment baking firms before approving those transaction. Additionally, the transaction at issue is subject to Aegis stockholder approval after proxy materials describing that transaction are disseminated to the Aegis stockholders. The defendants have advised the Company that they intend to defend all three actions vigorously. The defendants filed motions to dismiss the complaint in Paul on or about April 16, 2001. The defendants' times to answer in Schnipper and Opportunity Partners have not yet expired.


Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None
           As set forth in the attached press release dated May 11, 2001.

     On May 11, 2001, CharterMac announced the public offering 7,900,000 common shares of beneficial interest at a price of $14.64 per share. Net proceeds of the offering to CharterMac will be approximately $109 million. The underwriters, led by UBS Warburg, also include First Union Securities, Inc. and Legg Mason Wood Walker Incorporated. The underwriters have an option to purchase an additional 1,185,000 shares to cover over-allotments. If the option is exercised in full, the net proceeds to CharterMac would then be approximately $125 million. The proceeds from the offering will be used to pay down outstanding debt and fund new investments. The offering is expected to close on May 15, 2001.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits:

           99.3 Press release issued May 11, 2001, regarding public offering of 7.900,000 common shares.

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


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  May 12, 2001                 By: ______________________________
                                        Stuart J. Boesky
                                        Managing Trustee, President and
                                        Chief Executive Officer




Date:  May 12, 2001                 By: ______________________________
                                        Michael I. Wirth
                                        Chief Financial Officer and Chief
                                        Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  May 12, 2001                 By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President
                                        and Chief Executive Officer




Date:  May 12, 2001                 By: /s/ Michael I. Wirth
                                        --------------------
                                        Michael I. Wirth
                                        Chief Financial Officer and Chief
                                        Accounting Officer