Form 10-Q
period 2001-06-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2001-08-14
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

-----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)


        DELAWARE                                                13-3949418
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 MADISON AVENUE, NEW YORK, NEW YORK                             10022
--------------------------------------                         -------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 421-5333

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                        AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                              --------------  --------------
                                                                JUNE 30,       DECEMBER 31,
                                                                  2001              2000
                                                              --------------  --------------
                                                              (UNAUDITED)
ASSETS
Revenue bonds-at fair value                                    $   935,984,000    $   845,405,056
Cash and cash equivalents                                           39,363,348         36,116,481
Interest receivable, net                                             5,371,759          5,202,999
Promissory notes receivable                                         10,335,701          9,909,933
Deferred costs, net                                                 24,551,921         24,201,342
Goodwill, net                                                        3,394,869          3,792,959
Other assets                                                           637,508            607,095
                                                               ---------------    ---------------
Total assets                                                   $ 1,019,639,106    $   925,235,865
                                                               ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Secured borrowings                                          $    72,494,438    $   110,026,031
   Interest rate swaps                                               1,047,070                  0
   Accounts payable, accrued expenses and
      other liabilities                                              3,064,528          2,835,144
   Due to Manager and affiliates                                     1,640,128          1,598,921
   Distributions payable to preferred shareholders
      of subsidiary                                                  2,961,625          2,961,625
   Distributions payable to convertible CRA
      shareholders                                                     517,649            558,250
   Distributions payable to common shareholders                      8,547,080          6,242,046
                                                               ---------------    ---------------
Total liabilities                                                   90,272,518        124,222,017
                                                               ---------------    ---------------

Minority interest in subsidiary
   (subject to mandatory redemption)                               275,000,000        275,000,000
                                                               ---------------    ---------------
Preferred shares of subsidiary (subject to
   mandatory repurchase)                                           169,000,000        169,000,000
                                                               ---------------    ---------------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owners' equity - convertible CRA
      shareholders (1,882,364 and 2,590,000 shares
      issued and outstanding in 2001 and 2000, respectively)        25,616,658         34,397,168
   Beneficial owner's equity-manager                                   865,184            715,342
   Beneficial owners' equity-other common
      shareholders (50,000,000 shares authorized;
      31,088,740 issued and 31,080,340 outstanding
      and 22,706,739 shares issued and 22,698,339
      outstanding in 2001 and 2000, respectively)                  459,259,107        344,870,761
   Treasury shares of beneficial interest (8,400 shares)              (103,359)          (103,359)
   Accumulated other comprehensive loss                               (271,002)       (22,866,064)
                                                               ---------------    ---------------
Total shareholders' equity                                         485,366,588        357,013,848
                                                               ---------------    ---------------
Total liabilities and shareholders' equity                     $ 1,019,639,106    $   925,235,865
                                                               ===============    ===============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     ----------------------------    ----------------------------
                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                       JUNE 30,
                                     ----------------------------    ----------------------------
                                          2001             2000          2001           2000
                                     ----------------------------    ----------------------------
Revenues:
   Interest income:
      Revenue bonds                  $ 16,360,699    $ 12,554,464    $ 32,611,326    $ 23,895,568
      Temporary investments               390,899         656,738         615,477       1,124,392
      Promissory notes                    232,834         240,633         489,768         482,844
      Other income                        506,532               0         596,532               0
                                     ------------    ------------    ------------    ------------
      Total revenues                   17,490,964      13,451,835      34,313,103      25,502,804
                                     ------------    ------------    ------------    ------------
Expenses:
   Interest expense                     1,476,669       1,063,484       2,750,042       1,977,759
   Recurring fees relating to the
      Private Label Tender Option
      Program                             569,702         529,478       1,134,275         956,456
   Bond servicing                         595,453         429,305       1,137,339         825,809
   General and administrative             729,772         472,187       1,472,051         920,386
   Amortization                           202,545         126,230         401,119         236,929
   Loss on impairment of
      revenue bonds                       400,000               0         400,000               0
                                     ------------    ------------    ------------    ------------
      Total expenses                    3,974,141       2,620,684       7,294,826       4,917,339
                                     ------------    ------------    ------------    ------------
Income before gain on repayment
   of revenue bonds                    13,516,823      10,831,151      27,018,277      20,585,465

Gain on repayment of revenue bonds              0               0         136,864               0
                                     ------------    ------------    ------------    ------------

Income before minority interests       13,516,823      10,831,151      27,155,141      20,585,465

   Income allocated to preferred
      shareholders of subsidiary       (2,961,625)     (1,490,625)     (5,923,250)     (2,981,250)
   Minority interest in income of
      subsidiary                       (2,413,159)     (2,718,458)     (4,553,644)     (4,411,758)
                                     ------------    ------------    ------------    ------------
Net income                           $  8,142,039    $  6,622,068    $ 16,678,247    $ 13,192,457
                                     ============    ============    ============    ============
Allocation of net income to:
   Special distribution to Manager   $    866,412    $    641,425    $  1,694,064    $  1,236,181
                                     ============    ============    ============    ============
   Manager                           $     72,756    $     59,806    $    149,842    $    119,562
                                     ============    ============    ============    ============
   Common shareholders               $  6,548,069    $  5,626,157    $ 13,397,974    $ 11,542,034
   Convertible CRA shareholders           654,802         294,680       1,436,367         294,680
                                     ------------    ------------    ------------    ------------
      Total for shareholders         $  7,202,871    $  5,920,837    $ 14,834,341    $ 11,836,714
                                     ============    ============    ============    ============

Net income per share
   Basic                             $        .24    $        .27    $        .54    $        .56
                                     ============    ============    ============    ============
   Diluted                           $        .24    $        .27    $        .54    $        .56
                                     ============    ============    ============    ============
Weighted average shares
   outstanding :

   Basic                               29,607,203      20,582,617      27,460,354      20,582,211
                                     ============    ============    ============    ============
   Diluted                             29,664,418      21,694,617      27,520,773      21,138,211
                                     ============    ============    ============    ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                BENEFICIAL                  BENEFICIAL
                             OWNERS' EQUITY    BENEFICIAL     OWNERS'       TREASURY                      ACCUMULATED
                             - CONVERTIBLE      OWNER'S       EQUITY-      SHARES OF                     OTHER COMPRE-
                                   CRA          EQUITY -       OTHER       BENEFICIAL    COMPREHENSIVE      HENSIVE
                              SHAREHOLDERS      MANAGER    SHAREHOLDERS     INTEREST        INCOME            LOSS
                              ------------      -------    ------------     --------        ------            ----
Balance at January 1, 2001   $  34,397,168  $     715,342  $ 344,870,761  $    (103,359)                  $ (22,866,064)
Comprehensive income:
Net income                       1,436,367      1,843,906     13,397,974              0   $  16,678,247               0
                                                                                          -------------
Other comprehensive gain
 (loss):
 Net unrealized loss on                                                                      (1,047,070)
   interest rate swaps
 Net unrealized gain on
   revenue bonds:
 Net unrealized holding
   gain arising during the
   period                                                                                    25,332,132
 Add:  Reclassification
   adjustment for
   net gain included in
    net income                                                                               (1,690,000)
                                                                                          -------------
Total other comprehensive
   gain                                                                                      22,595,062      22,595,062
                                                                                          -------------
Comprehensive income                                                                      $  39,273,309
                                                                                          =============
Retirement of convertible
   CRA  Shares                  (8,986,977)
Issuance of common shares                0              0    115,780,062              0                               0
Distributions                   (1,229,900)    (1,694,064)   (14,789,690)             0                               0
                             -------------  -------------  -------------   -------------                  -------------

Balance at June 30, 2001     $  25,616,658  $     865,184  $ 459,259,107  $    (103,359)                  $    (271,002)
                             =============  =============  =============  ==============                  =============


                                    TOTAL
                                    -----
Balance at January 1, 2001     $ 357,013,848
Comprehensive income:
Net income                        16,678,247

Other comprehensive gain
 (loss):
 Net unrealized loss on
   interest rate swaps
 Net unrealized gain on
   revenue bonds:

 Net unrealized holding
   gain arising during the
   period
 Add:  Reclassification
   adjustment for
   net gain included in
    net income
Total other comprehensive
   gain                           22,595,062

Comprehensive income

Retirement of convertible
   CRA  Shares                    (8,986,977)
Issuance of common shares        115,780,062
Distributions                    (17,713,654)
                                ------------
Balance at June 30, 2001       $ 485,366,588
                                ============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       -------------------------------
                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                       ------------------------------
                                                            2001              2000
                                                       --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                            $ 16,678,247    $ 13,192,457
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Loss on disposition of bond related investment                   0          35,073
   Gain on repayment of revenue bonds                        (136,864)              0
   Loss on impairment of revenue bonds                        400,000               0
   Other amortization                                         401,119         236,929
   Amortization of goodwill                                   234,464         171,659
   Amortization of bond selection costs                     1,301,377         363,599
   Accretion of deferred income and purchase
      accounting adjustment                                   (45,194)        (26,486)
   Income allocated to preferred shareholders
      of subsidiary                                         5,923,250       2,981,250
   Changes in operating assets and liabilities:
      Interest receivable                                    (168,760)       (559,389)
      Other assets                                           (171,460)       (149,230)
      Accounts payable, accrued expenses and
        other liabilities                                     412,889       1,104,437
      Due to Manager and
        affiliates                                            164,882          73,164
                                                         ------------    ------------
Net cash provided by operating activities                  24,993,950      17,423,463
                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of revenue bonds                21,645,000          84,060
   Periodic principal payments of revenue bonds               746,431               0
   Purchase of revenue bonds                              (87,050,000)    (78,441,600)
   Proceeds from repayment of other bond related
      investment                                                5,000           5,000
   Purchase of other bond related investments                       0          (9,000)
   Increase in deferred bond selection costs               (1,950,642)     (1,780,683)
   Net sale of temporary investments                                0      15,186,000
   Increase in other deferred costs                                 0        (197,039)
   Loan made to properties                                 (3,065,000)              0
   Principal payments received from loans made to
      properties                                               99,232         117,829
                                                         ------------    ------------
Net cash used in investing activities                     (69,569,979)    (65,035,433)
                                                         ------------    ------------
                                                                          (continued)


           See accompanying notes to consolidated financial statements

                          CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                        AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                          ------------------------------
                                                                 SIX MONTHS ENDED
                                                                       JUNE 30,
                                                          -----------------------------
                                                              2001            2000
                                                          ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to the Manager and Common
      shareholders                                        (14,113,595)     (12,087,543)
   Distributions paid to preferred shareholders
      of subsidiary                                        (5,923,250)      (2,981,250)
   Distributions paid to Convertible CRA
      shareholders                                         (1,270,501)               0
   Proceeds from secured borrowings                        53,412,628                0
   Principal repayments of secured borrowings             (90,944,221)         (50,036)
   Increase in minority interest in subsidiary                      0       73,000,000
   Increase in cash and cash equivalents - restricted               0         (904,233)
   Increase in deferred costs relating to the
      Private Label Tender Option Program                    (101,250)        (497,766)
   Issuance of common shares                              115,750,062                0
   Retirement of convertible CRA shares                    (8,986,977)               0
   Issuance of convertible CRA shares                               0       25,652,256
   Increase in deferred costs relating to
      the issuance of preferred stock of subsidiary                 0          (11,327)
                                                        -------------    -------------
Net cash provided by financing activities                  47,822,896       82,120,101
                                                        -------------    -------------

Net increase in cash and cash equivalents                   3,246,867       34,508,131
Cash and cash equivalents at the
   beginning of the period                                 36,116,481        8,653,503
                                                        -------------    -------------
Cash and cash equivalents at the
   end of the period                                    $  39,363,348    $  43,161,634
                                                        =============    =============
SUPPLEMENTAL INFORMATION:
   Interest paid                                        $   2,493,697    $   1,984,289
                                                        =============    =============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

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

The accompanying interim financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. The Company has determined that the amount it has currently capitalized as goodwill from previous business combinations (approximately $3.4 million at June 30, 2001) will meet the criteria in SFAS 141 for recognition as an intangible asset apart from goodwill and, accordingly, continue to be amortized over its expected useful life, subject to impairment testing. Thus, management believes that implementation of these statements will not have a material impact on the Company's financial statements.

NOTE 2 - REVENUE BONDS

The Company accounts for its investments in Revenue Bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Revenue Bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income.

The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the six months ended June 30, 2001 and 2000 were 7.33% and 7.38%, respectively, based on weighted average face amounts of approximately $890,132,000 and $641,967,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at June 30, 2001 and December 31, 2000 was $935,207,931 and $868,278,491, respectively. The net unrealized gain on Revenue Bonds in the amount of $776,068 at June 30, 2001 consisted of gross unrealized gains and losses of $17,276,420 and $16,500,352, respectively. The net unrealized loss on Revenue Bonds of $22,873,435 at December 31, 2000 consisted of gross unrealized gains and losses of $6,835,510 and $29,708,945, respectively.

2001 TRANSACTIONS

                                                                        WEIGHTED        WEIGHTED
                                                         AGGREGATE       AVERAGE         AVERAGE
                                                         PURCHASE     CONSTRUCTION      PERMANENT
                                         FACE AMOUNT      PRICE      INTEREST RATE   INTEREST RATE
-------------------------------------- --------------- ------------  -------------- ----------------
Non-participating Revenue Bonds
  Construction/rehabilitation
    properties                           $76,050,000    $77,461,000       8.013%          7.396%
Subordinated non-participating
  Revenue Bonds                           11,000,000     11,252,500      10.000%         10.000%

During the six months ended June 30, 2001, two Revenue Bonds were repaid, one RITE was terminated and one note was repaid. One Revenue Bond (Greenway) had a face amount of $12.85 million, and a carrying value of $12.7 million. The Company recognized a gain on this transaction of $105,557. The RITE (Courtyard) had a face amount and carrying value of $5,000.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

The Company recognized a gain of $31,307 on this transaction. The second Revenue Bond (Country Lake), had a note receivable associated with it. Both the Revenue Bond and note receivable were repaid at par. The Company received a $250,000 breakup fee related to the Country Lake repayments, which is included in Other Income.

During the second quarter of 2001, one Revenue Bond, Lexington Trails, became impaired. The Company has not received regular interest payments on this bond for May or June, totaling $73,500, which has been reserved. The Company is negotiating with the owner of the Underlying Property and is pursing other courses of action intended to preserve the value of the investment. As a result, the Company has written this bond down to its estimated fair value of approximately $5.5 million, causing a loss on an impairment on this bond of $400,000. Management estimated the fair value of this bond using the estimated fair value of the Underlying Property.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:

                                                                     JUNE 30,        DECEMBER 31,
                                                                      2001              2000
                                                                   -----------       -----------
Deferred bond selection costs                                      $18,211,187       $16,260,545
Deferred costs relating to the Private Label
Tender Option Program                                                6,016,516         5,915,266
Deferred costs relating to the issuance of preferred
shares of subsidiary                                                 6,490,989         6,490,989
                                                                   -----------       -----------
                                                                    30,718,692        28,666,800
Less: Accumulated amortization                                      (6,166,771)       (4,465,458)
                                                                   -----------       -----------
                                                                   $24,551,921       $24,201,342
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

      FEES                       COMPUTATION
  I. Bond selection fees      2% of the principal amount of each Revenue Bond or other
                              investment upon acquisition.
 II. Special distributions    .375% per annum of the Total Invested Assets of the Company.
III. Bond servicing fees      .25% per annum of the outstanding  principal amount of Revenue
                              Bonds.
IV.  Liquidation fees         1.5% based on the gross sales price of assets sold by the
                              Company.
 V.  Expense reimbursement    reimbursement of certain administrative costs incurred by the
                              Manager and its affiliates on behalf of the Company.

Fees payable to the Manager which are based on Revenue Bonds or assets of the Company include such Revenue Bonds or assets which are held either directly by the Company or held

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the six months ended June 30, 2001 and 2000 were as follows:

                                                      SIX MONTHS ENDED
                                                            JUNE 30,
                                                ------------------------
                                                     2001          2000
                                                ------------------------
Bond selection fees                              $1,631,000   $1,568,832
Expense reimbursement                               327,077      249,848
Bond servicing fees                               1,137,339      825,806
Special distribution                              1,694,058    1,236,181
                                                  ---------    ---------
                                                 $4,789,474   $3,880,667
                                                  =========    =========

NOTE 5 - Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to common and convertible CRA shareholders ("shareholders") by the weighted average number of common and convertible CRA shares outstanding during the period. The convertible CRA shares are included in both the basic and dilutive calculation of shares because they are entitled to the same economic benefits as common shareholders, including receipt of the same dividends per share pari passu with common shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Because each convertible CRA share is convertible into less than one common share, the potential conversion would be antidilutive.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

                                       THREE MONTHS ENDED JUNE 30, 2001         SIX MONTHS ENDED JUNE 30, 2001
                                   -------------------------------------    -------------------------------------
                                      INCOME      SHARES     PER SHARE       INCOME         SHARES      PER SHARE
                                    NUMERATOR   DENOMINATOR    AMOUNT       NUMERATOR     DENOMINATOR    AMOUNT
                                   -------------------------------------    -------------------------------------
Net income allocable to share-
   Holders (Basic EPS)             $ 7,202,871   29,607,203  $      .24     $14,834,341   27,460,354  $    .54
                                                             ==========                               ========
   Effect of dilutive securities
      297,830 stock options                 --       57,215                          --       60,419
                                   -----------   ----------                 -----------   ----------
Diluted net income allocable to
   shareholders (Diluted EPS)      $ 7,202,871   29,664,418  $      .24     $14,834,341   27,520,773  $    .54
                                   ===========   ==========  ==========     ===========   ==========  ========

                                               THREE MONTHS ENDED JUNE 30, 2000      SIX MONTHS ENDED JUNE 30, 2000
                                          -------------------------------------  -------------------------------------
                                              INCOME        SHARES    PER SHARE    INCOME         SHARES      PER SHARE
                                            NUMERATOR    DENOMINATOR   AMOUNT     NUMERATOR     DENOMINATOR     AMOUNT
                                          ------------------------------------   -------------------------------------
Net income allocable to share-
   Holders (Basic EPS)                    $ 5,920,837    21,694,617   $   .27    $11,836,714    21,138,211   $   .56
                                                                       ======                                 ======
   Effect of dilutive securities - none            --            --                       --            --
                                          -----------    ----------              -----------    ----------
Diluted net income allocable to
   shareholders (Diluted EPS)             $ 5,920,837    21,694,617   $   .27    $11,836,714    21,138,211   $   .56
                                          ===========    ==========   =======    ===========    ==========   =======

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

NOTE 6 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 7 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest income, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly, so the Company is exposed to interest rate risks. Various financial vehicles exist which would allow Company management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company had not engaged in any of these hedging strategies.

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

The average BMA rate for the quarter ended June 30, 2001 and the year ended December 31, 2000 was 3.22% and 4.12%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company adopted statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, the Company has a strategy to reduce its interest rate risk through the use of interest rate swaps. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during the first two quarters of 2001, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)

At June 30, 2001, the combined fair market value of the two interest rate swaps was a liability of $1,047,070, included in interest rate swaps on the consolidated balance sheet. Interest paid or payable under the terms of the swaps, of $330,533, is included in interest expense.

NOTE 8 - Shareholders Equity

On May 15, 2001, the Company completed issuance of 7,900,000 Common Shares of beneficial interest, raising net proceeds of approximately $109 million. The common shares were purchased by UBS Warburg, First Union Securities, Inc., and Legg Mason Wood Walker Incorporated (the "Underwriters"). The Underwriters then sold the common shares. On May 24, 2001, the underwriters of the Company's common offering exercised an option to purchase 480,000 additional shares, bringing the total proceeds raised to approximately $116 million. Approximately $82.6 million of the net proceeds raised were used to retire a portion of the Company's borrowings under the P-Float program. The balance of the net proceeds (approximately $33.4 million) was used to purchase additional Revenue Bonds.

On May 24, 2001, the Company bought back 707,636 Convertible CRA Shares for a total $8,986,977 at $12.70 per share. These shares were originally sold for $14.13 per share.

NOTE 9 - Subsequent Events

On July 31, 2001, the Company transferred four Revenue Bonds with an aggregate face value of $31,628,000 to Merrill Lynch under P-Floats program. The Company received $30,875,000 in proceeds which will be used to purchase additional Revenue Bonds.

On July 1, 2001, the Company began operations of a new wholly-owned, taxable subsidiary - Charter Mac Corporation. The purpose of this corporation is to provide services such as origination, bond placement, and construction and administrative bond services for the Company's portfolio. This corporation will also own and manage the taxable Revenue Bonds and other taxable investments acquired by the Company.

On July 31, 2001, the Company acquired a tax-exempt, new construction Revenue Bond and a taxable Revenue Bond in the face amounts of $7,500,000 and $285,000, respectively, secured by a 172-unit affordable, multifamily apartment complex located in Ft. Worth, TX, to be known as Cobb Park. The stated annual interest rate on the tax-exempt Revenue Bond is 7.9% during construction and 7.4% thereafter; the taxable Revenue Bond bears annual interest at 9.5%. These bonds mature on July 1, 2041 and November 1, 2010, respectively.

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

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm, because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of Revenue Bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 26 years. According to the 2000 National Multi Housing Council survey, Related is the third largest owner of apartments in the United States.

Effective July 10, 2001, the Board of Trustees of the Company named Charles L. Edson, partner at Nixon Peabody LLP., as an independent member of the Board of Trustees. Mr. Edson replaces Mr. Thomas W. White, who has been hired as a consultant to Related Capital Company and, accordingly, can no longer serve as in independent member of the Company's Board of Trustees; however, he will still serve as a non-independent member of the Board of Trustees.

LIQUIDITY AND CAPITAL RESOURCES

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company has primarily used two sources of capital: collateralized debt securitization and equity offerings. To date, the primary source of long-term liquidity has come from the Company's Private Label Tender Option Program (TOP) and preferred equity offerings by the

Company or a subsidiary, the issuance of Common and Convertible CRA Shares, and the Merrill Lynch Pierce Fenner & Smith Incorporated P-FLOATS/RITES program.

The Company intends to continue to use these same sources of capital. On May 15, 2001, the Company issued 7,900,000 common shares of beneficial interest at $14.64 per share, resulting in net proceeds of approximately $109 million. On May 23, 2001, the underwriters of the common offering exercised their option to purchase an additional 480,000 shares, resulting in additional net proceeds of approximately $6.7 million.

During the six months ended June 30, 2001 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $3,247,000. The increase was primarily due to cash provided by operating activities ($25 million), proceeds from the repayment of a Revenue Bond and RITE ($22 million) and the issuance of new common shares ($116 million) less funds used to purchase Revenue Bonds ($87 million), a loan made to property ($3 million), net principal payments of secured borrowings ($38 million), funds used to retire convertible CRA shares ($9 million) and distributions to common, convertible CRA and preferred shareholders ($21 million).

In July and August 2001, distributions declared in June 2001 were paid to preferred shareholders of subsidiary Series A, A-1 and B in the amounts of $1,490,625 ($33,125 per preferred share), $426,000 ($8,875 per preferred share), and $1,045,000 ($9,500 per preferred share), respectively. Also paid were distributions of $8,547,097 ($.275 per share) to holders of common and convertible CRA shares. All distributions were paid from cash flow from operations.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

ACQUISITIONS

During the period January 1, 2001 through June 30, 2001, the Company acquired 13 Revenue Bonds for an aggregate purchase price of approximately $87,050,000, not including bond selection fees and expenses of approximately $1,664,000.

RESULTS OF OPERATIONS

For the six months ended June 30, 2001 as compared to 2000, total revenues, total expenses and net income increased due to the net result of the acquisition of 55 Revenue Bonds during 2001 and 2000, and the repayment of 5 Revenue Bonds.

Interest income from Revenue Bonds increased approximately $3,806,000 and $8,716,000 for the three and six months ended June 30, 2001 as compared to 2000. This increase was primarily due to an increase in interest income of $11,006,000 on new Revenue Bonds acquired during 2000 and 2001, partially offset by a decrease due to Revenue Bond repayments of $1,404,000 and a decrease in contingent interest payments of $1,024,000.

Total revenues for the three and six months ended June 30, 2001 increased by approximately $4,039,000 and $8,810,000, respectively, including the increases in interest income from Revenue Bonds noted above, partially offset by decreases in interest income from temporary investments of approximately $266,000 and $509,000, primarily due to lower cash balances. Also contributing to the increase was approximately $507,000 in other income which included a breakup fee for Country Lakes of $250,000, a placement fee of $141,000 for Mayflower and miscellaneous other items.

Interest expense and recurring fees increased approximately $453,000 and $950,000 for the respectively three and six months ended June 30, 2001 as compared to 2000 primarily due to increased secured borrowings, a higher outstanding balance of the TOP during 2001, and interest accrued under the terms of the interest rate swaps.

Bond servicing and asset management fees increased approximately $166,000 and $312,000 for the three and six months ended June 30, 2001 as compared to 2000 primarily due to new acquisitions and the corresponding increase in the Revenue Bond portfolio serviced.

General and administrative expenses increased approximately $258,000 and $552,000 for the three and six months ended June 30, 2001 as compared to 2000 primarily due to an increase in expense reimbursements to the Manager and its affiliates due to the 2001 and 2000 Revenue Bond acquisitions.

Amortization expense increased approximately $76,000 and $164,000 for the three and six months ended June 30, 2001 as compared to 2000, primarily due to the 2001 and 2000 Revenue Bond acquisitions.

Income allocated to preferred shareholders of subsidiary for the three and six months ended June 30, 2001 increased approximately $1,471,000 and $2,942,000, due to the preferred offerings consummated on June 29, 1999 and July 21, 2000.

Minority interest in income of subsidiary decreased approximately $305,000 for the three months ended June 30, 2001, as compared to 2000 primarily due to lower interest rates in general and lower interest expense due to the refinement of the MBNA program in the first quarter of 2001 and increased approximately $142,000 for the six months ended June 30, 2001, as compared to 2000, primarily due to a higher outstanding balance of the TOP in 2001.

The Company recognized a $400,000 loss on impairment of Revenue Bonds, related to Lexington Trails, during the three and six months ended June 30, 2001. No comparable item existed for 2000.

The Company recognized a gain in repayment of Revenue Bonds of approximately $135,000 during the six months ended June 30, 2001. No comparable item existed for 2000.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by Revenue Bonds owned by the Company; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in BMA rate would result in increased or decreased payments under the financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $197 million outstanding under these financing programs at June 30, 2001, the Company estimates that an increase of 1.0% in the BMA rate would decrease annual net income by approximately $1,975,000. Since the $197 million is unhedged, the interest rate swaps have no impact on the increases or decrease to net income caused by interest rate fluctuations. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount describe above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the Revenue Bonds.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, management did not engage in any of these hedging strategies. However, beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in the event the BMA Municipal Swap Index rises. For the quarter ended June 30,

2001, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 4.17% and 4.26%, respectively.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its June 30, 2001 value of $935,984,000 to approximately $824,647,000. A 1% decline in interest rates would increase the value of the June 30, 2001 portfolio to approximately $1,082,472. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

INFORMATION REGARDING OTHER COMPANIES MANAGED BY AFFILIATES OF OUR MANAGER.

     On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the external advisor and property manager of Aegis Realty, Inc. ("Aegis") Aegis is a public company, which like the Company, is externally advised by affiliates of the Manager. Also named as defendants in the suit were certain affiliates of Aegis' advisor and Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom (other than Mr. Ross) is a Director of the Company. Aegis was also named as a nominal defendant. The action is entitled PAUL V. THE RELATED COMPANIES, L.P., ET AL., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001 a second action, entitled SCHNIPPER V. AEGIS REALTY, INC., ET AL., Case No. 219736
- V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis' five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). SCHNIPPER is purportedly brought as a class action. On or about April 4, 2001 a third action, entitled OPPORTUNITY PARTNERS, L.P. V. STUART J. BOESKY, ET AL., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore City, Maryland against, among others, Aegis, each of its five directors, the Advisor and the Property Manager. OPPORTUNITY PARTNERS is purportedly a class and derivative action.

     Each of these three actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the termination by Aegis of its external advisory agreements and purchase by Aegis of various assets owned by these external advisor's. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Aegis' manager. All three actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue would not be consummated unless and until it was approved by Aegis' stockholders after proxy materials describing that transaction were disseminated to them. The defendants have advised the Company that they intend to defend all three actions vigorously. The defendants filed motions to dismiss the complaint in PAUL on or about April 16, 2001, in SCHNIPPER on or about July 17, 2001 and in OPPORTUNITY PARTNERS in or about July 23, 2001. The PAUL motion has been fully briefed and is awaiting a decision. Opposition papers have not yet been filed in either SCHNIPPER or OPPORTUNITY PARTNERS.

     On August 7, 2001, Aegis announced that it had terminated, by mutual consent with the third party, the transaction that is at issue in each suit. No action has yet been taken by any of the plaintiffs in response to the Aegis' announcement. Although the transaction at issue was terminated for reasons unrelated to the three lawsuits, management believes that a collateral consequence of that termination is that the claims asserted in each of the three lawsuits are now moot. If the plaintiff in each action does not voluntarily dismiss the action because it is now moot, the defendants intend to apply to the applicable court for such relief in addition to or as an alternative to the pending motions to dismiss already filed by defendants.

Item 2. Changes in Securities and Use of Proceeds - None

        See Note 8 of the financial statements regarding the sale by the Company of 7,900,000 common shares for gross proceeds of $116,758,200.

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 2001. Such meeting was held on June 12, 2001. Peter Allen and Arthur Fisch were reelected as trustees for three-year terms expiring in 2004. Michael Brenner was elected for a three-year term also expiring in 2004.

Item 5. Other Information - None

        As set forth in the attached press release dated July 16, 2001.

        On July 16, 2001, the Company announced the appointment of Mr. Charles
L. Edson as an independent member of the Board of Trustees. Mr. Edson replaces Mr. Thomas W. White, who has been hired as a consultant with Related Capital Company. Mr. White continues to serve as a non-independent member of the Board of Trustees.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             99.3 Press release issued May 11, 2000, regarding the public offering of $7,900,000 common shares.
             99.4 Press release issued July 16, 2001, regarding the appointment of Charles L. Edson as an independent member of the Board of Trustees.

        (b)  Reports on Form 8-K

             The Company filed the following reports on Form 8-K during the quarter ended June 30, 2001:

                  DATE                                ITEM REPORTED

              May 31, 2001         Item 7.  Financial Statements, Pro Forma
                                   Financial Information and Exhibits.
                                          First quarter ended March 31, 2001
                                          Unaudited Supplemental Operating and
                                          Financial Data

                                   Item 9.  Regulation FD Disclosure

             April 20, 2001        Item 7. Financial Statements, Pro Forma
                                   Financial Information and Exhibits.
                                          Fourth quarter ended December 31, 2001
                                          Unaudited Supplemental Operating and
                                          Financial Data

                                   Item 9. Regulation FD Disclosure

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  August 14, 2001                    By:  /s/ Stuart J. Boesky
                                               --------------------
                                               Stuart J. Boesky
                                               Managing Trustee, President
                                               and Chief Executive Officer

Date:  August 14, 2001                    By:  /s/ Michael I. Wirth
                                               --------------------
                                               Michael I. Wirth
                                               Chief Financial Officer and Chief
                                               Accounting Officer