Form 10-Q
period 2001-09-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2001-11-14
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2001


                                       OR


-------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                 ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



          Delaware                                    13-3949418
-------------------------------                ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


 625 Madison Avenue, New York, New York                      10022
----------------------------------------                ---------------
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

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            -----------------   ---------------
                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2001                2000
                                                            -----------------   ---------------
                                                                (Unaudited)
ASSETS
Revenue bonds-at fair value                                    $ 974,832,000      $ 845,405,056
Cash and cash equivalents                                        112,465,147         36,116,481
Interest receivable, net                                           7,460,685          5,202,999
Promissory notes receivable                                       12,784,201          9,909,933
Deferred costs, net                                               25,480,581         24,201,342
Goodwill, net                                                      3,274,604          3,792,959
Other assets                                                         729,196            607,095
                                                            -----------------   ---------------
   TOTAL ASSETS                                               $1,137,026,414      $ 925,235,865
                                                            =================   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Secured borrowings                                        $   109,759,504      $ 110,026,031
   Interest rate swaps                                             4,253,036                  0
   Accounts payable, accrued expenses and
      other liabilities                                            3,318,460          2,835,144
   Due to Manager and affiliates                                   1,824,422          1,598,921
   Distributions payable to preferred shareholders
      of subsidiary                                                2,961,625          2,961,625
   Distributions payable to convertible CRA
      shareholders                                                   545,885            558,250
   Distributions payable to common shareholders                    9,029,587          6,242,046
                                                            -----------------   ---------------
   TOTAL LIABILITIES                                             131,692,519        124,222,017
                                                            -----------------   ---------------

Minority interest in subsidiary
   (subject to mandatory redemption)                             350,000,000        275,000,000
                                                            -----------------   ---------------
Preferred shares of subsidiary (subject to
   mandatory repurchase)                                         169,000,000        169,000,000
                                                            -----------------   ---------------

SHAREHOLDERS' EQUITY:
   Beneficial owners' equity - convertible CRA
     shareholders (1,882,364 and 2,590,000
     shares issued and outstanding in 2001 and
     2000, respectively)                                           25,250,843        34,397,168
   Beneficial owner's equity-manager                                  969,682           715,342
   Beneficial owners' equity-other common
      shareholders (50,000,000 shares authorized;
      31,144,974 issued and 31,136,574 outstanding
      and 22,706,739 shares issued and 22,698,339
      outstanding in 2001 and 2000, respectively)                 460,975,984       344,870,761
   Treasury shares of beneficial interest (8,400 shares)             (103,359)         (103,359)
   Accumulated other comprehensive loss                              (759,255)      (22,866,064)
                                                            -----------------   ---------------
   TOTAL SHAREHOLDERS' EQUITY                                     486,333,895       357,013,848
                                                            -----------------   ---------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,137,026,414     $ 925,235,865
                                                            =================   ===============

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                     -----------------------------   ----------------------------
                                          2001            2000            2001           2000
                                     ----------------------------   -----------------------------
Revenues:
   Interest income:
      Revenue bonds                  $ 18,818,704    $ 14,392,775    $ 51,520,030    $ 38,288,343
      Temporary investments               270,184         861,495         885,661       1,985,887
      Promissory notes                    168,411         266,637         658,179         749,481
      Other income                         50,042               0         556,574               0
                                     ------------    ------------    ------------    ------------
      Total revenues                   19,307,341      15,520,907      53,620,444      41,023,711
                                     ------------    ------------    ------------    ------------

Expenses:
   Interest expense                     1,229,917         998,044       3,979,959       2,975,803
   Recurring fees relating to the
      Private Label Tender Option
      Program                             623,288         619,086       1,757,563       1,575,542
   Bond servicing                         618,035         468,980       1,755,374       1,294,789
   General and administrative             523,424         684,689       1,995,475       1,605,075
   Amortization                           221,900         139,650         623,019         376,579
   Loss on impairment of
      revenue bonds                             0               0         400,000               0
                                     ------------    ------------    ------------    ------------
      Total expenses                    3,216,564       2,910,449      10,511,390       7,827,788
                                     ------------    ------------    ------------    ------------

Income before gain on repayment
   of revenue bonds                    16,090,777      12,610,458      43,109,054      33,195,923
Gain on repayment of revenue bonds              0               0         136,864               0
                                     ------------    ------------    ------------    ------------
Income before minority interests       16,090,777      12,610,458      43,245,918      33,195,923
   Income allocated to preferred
      shareholders of subsidiary       (2,961,625)     (2,651,081)     (8,884,875)     (5,632,331)
   Minority interest in income of
      subsidiary                       (1,779,855)     (2,742,145)     (6,333,499)     (7,153,903)
                                     ------------    ------------    ------------    ------------
Net income                           $ 11,349,297    $  7,217,232    $ 28,027,544    $ 20,409,689
                                     ============    ============    ============    ============

Allocation of net income to:
   Special distribution to Manager   $    898,966    $    706,003    $  2,593,030    $  1,942,184
                                     ============    ============    ============    ============
   Manager                           $    104,504    $     65,112    $    254,346    $    184,674
                                     ============    ============    ============    ============
   Common shareholders               $ 10,165,756    $  5,875,345    $ 23,563,730    $ 17,431,342
   Convertible CRA shareholders           180,071         570,772       1,616,438         851,489
                                     ------------    ------------    ------------    ------------
      Total for shareholders         $ 10,345,827    $  6,446,117    $ 25,180,168    $ 18,282,831
                                     ============    ============    ============    ============
Net income per share
   Basic                             $        .31    $        .29    $        .86    $        .85
                                     ============    ============    ============    ============
   Diluted                           $        .31    $        .29    $        .86    $        .85
                                     ============    ============    ============    ============
Weighted average shares
   outstanding :
   Basic                               32,986,483      22,528,617      29,322,639      21,605,063
                                     ============    ============    ============    ============
   Diluted                             33,038,075      22,569,179      29,380,465      21,626,702
                                     ============    ============    ============    ============

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                     BENEFICIAL
                                      OWNERS'                         BENEFICIAL
                                      EQUITY -        BENEFICIAL        OWNERS'          TREASURY
                                    CONVERTIBLE         OWNER'S         EQUITY-         SHARES OF
                                        CRA             EQUITY -         OTHER          BENEFICIAL
                                    SHAREHOLDERS        MANAGER       SHAREHOLDERS       INTEREST
                                   -------------    -------------    -------------    -------------
Balance at January 1, 2001         $34,397,168      $     715,342    $ 344,870,761    $    (103,359)
Comprehensive income:
Net income                           1,616,438          2,847,376      23,563,730                 0

Other comprehensive gain (loss):
  Net unrealized loss on
   interest rate swaps
  Net unrealized gain on
   revenue bonds:
  Net unrealized holding gain
   arising during the period
  Add:  Reclassification
   adjustment for net gain
   included in net income
Total other comprehensive gain
Comprehensive income
Retirement of convertible
 CRA Shares                           (8,986,977)
Issuance of common shares                      0                0      116,360,793                0
Distributions                         (1,775,786)      (2,593,036)     (23,819,300)               0
                                   -------------    -------------    -------------    -------------
Balance at September 30, 2001      $  25,250,843    $     969,682    $ 460,975,984    $    (103,359)
                                   =============    =============    =============    =============


                                                     ACCUMULATED
                                                        OTHER
                                                       COMPRE-
                                   COMPREHENSIVE       HENSIVE
                                      INCOME             LOSS             TOTAL
                                   -------------    -------------    -------------
Balance at January 1, 2001                          $ (22,866,064)   $ 357,013,848
Comprehensive income:
Net income                         $  28,027,544                0       28,027,544
                                   -------------
Other comprehensive gain (loss):
  Net unrealized loss on
   interest rate swaps                (4,253,036)
  Net unrealized gain on
   revenue bonds:
  Net unrealized holding gain
   arising during the period          28,049,845
  Add:  Reclassification
   adjustment for net gain
   included in net income             (1,690,000)
                                   -------------
Total other comprehensive gain        22,106,809       22,106,809       22,106,809
                                   -------------
Comprehensive income               $  50,134,353
                                   =============
Retirement of convertible
 CRA Shares                                                             (8,986,977)
Issuance of common shares                                       0      116,360,793
Distributions                                                   0      (28,188,122)
                                                    -------------    -------------
Balance at September 30, 2001                       $    (759,255)   $ 486,333,895
                                                    =============    =============


             See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      ------------------------------
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                           2001             2000
                                                                                      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $  28,027,544    $  20,409,689
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Loss on disposition of bond related investment                                              --             35,073
   Gain on repayment of revenue bonds                                                      (136,864)            --
   Loss on impairment of revenue bonds                                                      400,000             --
   Other amortization                                                                       623,019          376,579
   Amortization of goodwill                                                                 354,729          258,431
   Amortization of bond selection costs                                                   2,031,440          571,557
   Accretion of deferred income and purchase
      accounting adjustment                                                                 (93,176)         (36,426)
   Income allocated to preferred shareholders
      of subsidiary                                                                       8,884,875        5,632,331
   Changes in operating assets and liabilities:
      Interest receivable                                                                (2,257,686)        (993,510)
      Other assets                                                                         (263,148)        (204,557)
      Accounts payable, accrued expenses and
         other liabilities                                                                  676,760          542,578
      Due to Manager and
         affiliates                                                                         316,613          452,273
                                                                                      -------------    -------------
Net cash provided by operating activities                                                38,564,106       27,044,018
                                                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of revenue bonds                                              21,645,000          191,874
   Periodic principal payments of revenue bonds                                           1,091,568             --
   Purchase of revenue bonds                                                           (123,487,381)    (157,356,358)
   Proceeds from repayment of other bond related
      investment                                                                              5,000            5,000
   Purchase of other bond related investments                                                  --         (9,009,000)
   Increase in deferred bond selection costs                                             (3,364,034)      (3,670,261)
   Net sale of temporary investments                                                           --          8,936,000
   Increase in other deferred costs                                                            --           (144,111)
   Loans made to properties                                                              (5,565,000)        (200,000)
   Principal payments received from loans made to
      properties                                                                            150,732          167,981
                                                                                      -------------    -------------
Net cash used in investing activities                                                  (109,524,115)    (161,078,875)
                                                                                      -------------    -------------
                                                                                                             (continued)

          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      ------------------------------
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      ------------------------------
                                                                                           2001             2000
                                                                                      -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to the Manager and Common
      shareholders                                                                      (23,527,107)     (18,183,373)
   Distributions paid to preferred shareholders
      of subsidiary                                                                      (8,884,875)      (4,471,875)
   Distributions paid to Convertible CRA
      shareholders                                                                       (1,788,151)        (294,680)
   Proceeds from secured borrowings                                                      96,500,090             --
   Principal repayments of secured borrowings                                           (96,766,617)         (70,986)
   Increase in minority interest in subsidiary                                           75,000,000       73,000,000
   Increase in cash and cash equivalents - restricted                                          --           (359,597)
   Increase in deferred costs relating to the
      Private Label Tender Option Program                                                  (568,481)        (536,531)
   Issuance of common shares                                                            116,330,793             --
   Retirement of convertible CRA shares                                                  (8,986,977)            --
   Issuance of preferred stock of subsidiary                                                              79,000,000
   Issuance of convertible CRA shares                                                          --         25,782,922
   Increase in deferred costs relating to
      the issuance of preferred stock of subsidiary                                            --         (2,880,811)
                                                                                      -------------    -------------
Net cash provided by financing activities                                               147,308,675      150,985,069
                                                                                      -------------    -------------

Net increase in cash and cash equivalents                                                76,348,666       16,950,212
Cash and cash equivalents at the
   beginning of the period                                                               36,116,481        8,653,503
                                                                                      -------------    -------------
Cash and cash equivalents at the
   end of the period                                                                  $ 112,465,147    $  25,603,715
                                                                                      =============    =============

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                      $   3,701,212    $   2,987,852
                                                                                      =============    =============

          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - GENERAL

Charter Municipal Mortgage Acceptance Company (the "Company") is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties"). Effective July 1, 2001, the Company began operation of a new wholly-owned, taxable subsidiary-Charter Mac Corporation ("CM Corp"). CM Corp will own the taxable Revenue Bonds and other taxable investments acquired by the Company. In addition CM Corp will provide management services such as origination, bond placement, and construction and administration bond services for the Company's and its subsidiaries' portfolios.

The Company is governed by a board of trustees comprised of three independent managing trustees and four managing trustees who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. As of October 1, 2001, the Company has engaged CM Corp and Related Charter L.P., an affiliate of Related (collectively, "the Manager"), to manage its day-to-day affairs. CM Corp has subcontracted to Related Charter L.P., which in turn has subcontracted with Related, to perform these management services.

The consolidated financial statements include the accounts of the Company and five majority owned subsidiary business trusts which it controls: CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I, Charter Mac Owner Trust I and Charter Mac Corporation. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

NEW PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. The Company has determined that the amount it has currently capitalized as goodwill from previous business combinations (approximately $3.3 million at September 30, 2001) will meet the criteria in SFAS 141 for recognition as an intangible asset apart from goodwill and, accordingly, continue to be amortized over its expected useful life, subject to impairment testing. Thus, management believes that implementation of these statements will not have a material impact on the Company's financial statements.

In August of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption these two standards.

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

The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the nine months ended September 30, 2001 and 2000 were 7.37% and 7.53%, respectively, based on weighted average face amounts of approximately $929,863,490 and $672,861,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at September 30, 2001 and December 31, 2000 was $971,338,220 and $868,278,491,
respectively. The net unrealized gain on Revenue Bonds in the amount of $3,493,780 at September 30, 2001 consisted of gross unrealized gains and losses of $21,002,937 and $17,509,157, respectively. The net unrealized loss on Revenue Bonds of $22,873,435 at December 31, 2000 consisted of gross unrealized gains and losses of $6,835,510 and $29,708,945, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


2001 TRANSACTIONS


                                                                                     WEIGHTED           WEIGHTED
                                                                   AGGREGATE         AVERAGE            AVERAGE
                                                                   PURCHASE        CONSTRUCTION        PERMANENT
NON-PARTICIPATING REVENUE BONDS              FACE AMOUNT             PRICE        INTEREST RATE      INTEREST RATE
------------------------------------------------------------------------------------------------------------------
Construction/rehabilitation
properties                                   $112,487,381         $114,725,212        8.148%             7.513%

Subordinated Bonds                             11,000,000           11,252,500       10.000%            10.000%


During the nine months ended September 30, 2001, two Revenue Bonds were repaid, one RITE was terminated and one note was repaid. One Revenue Bond (Greenway) had a face amount of $12.85 million, and a carrying value of $12.7 million. The Company recognized a gain on this transaction of $105,557. The RITE (Courtyard) had a face amount and carrying value of $5,000. The Company recognized a gain of $31,307 on this transaction. The second Revenue Bond (Country Lake), had a note receivable associated with it. Both the Revenue Bond and note receivable were repaid at par for $8,795,000. The Company received a $250,000 breakup fee related to the Country Lake repayments, which is included in Other Income.

During the second quarter of 2001, one Revenue Bond, Lexington Trails, became impaired. The Company has not received regular interest payments on this Revenue Bond for May through September, totaling $183,750, which has been reserved. On November 6, 2000, the trustee, for the benefit of the Company, foreclosed on the Underlying Property. Bond payments are expected to commence in November. As a result, the Company has written this Revenue Bond down to its estimated fair value of approximately $5.5 million, causing a loss on impairment on this bond of $400,000. Management estimated the fair value of this Revenue Bond using the estimated fair value of the Underlying Property.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:

                                                                        SEPTEMBER 30,           DECEMBER 31,
                                                                            2001                    2000
                                                                        -------------           ------------
Deferred bond selection costs                                             $19,624,580            $16,260,545
Deferred costs relating to the Private Label
Tender Option Program                                                       6,483,747              5,915,266
Deferred costs relating to the issuance of preferred
shares of subsidiary                                                        6,490,989              6,490,989
                                                                        -------------           ------------
                                                                           32,599,316             28,666,800

Less: Accumulated amortization                                             (7,118,735)            (4,465,458)
                                                                        -------------           ------------
                                                                          $25,480,581            $24,201,342
                                                                        =============           ============

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 4 - Related Party Transactions

Pursuant to the management agreement and/or other servicing agreements with the Company and its subsidiaries, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) certain fees for its ongoing management and operations of the Company and subsidiaries as follows:

      FEES                            COMPUTATION
      ----                            -----------
  I.  Bond selection fees             2% of the face amount of each
                                      asset invested in or acquired
 II.  Special distributions/
       investment management fees     .375% per annum of total invested assets.
III.  Loan servicing fees             .25% per annum of the outstanding
                                      principal amount of Revenue Bonds.
 IV.  Liquidation fees                1.5% based on the gross sales price of
                                      assets sold by the Company.
  V.  Expense reimbursement           reimbursement of certain administrative
                                      costs incurred by the Manager and its
                                      affiliates on behalf of the Company, not to exceed a cap indexed to the CPI.

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

The term of each of the Company's management agreements is one year. The term of each of the Company's subsidiaries' management agreements is five years; provided that if the Company's management agreement with Related Charter L.P. is terminated or not renewed, each of the management agreements with the subsidiaries would terminate as of such date. Each management agreement may be renewed, subject to evaluation of the performance of the Manager by the relevant entity's board of trustees. Each management agreement may be terminated (i) without cause by the Manager, or (ii) for cause by a majority of such entity's independent trustees, in each case without penalty and each upon 60 days prior written notice to the non-terminating party. If the Manager terminates an entity's management agreement, such entity may not be able to find an adequate replacement manager.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the nine months ended September 30, 2001 and 2000 were as follows:

                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                    ------------------------------         ------------------------------
                                         2001              2000                 2001             2000
                                    --------------    ------------         --------------    ------------
Bond selection fees                 $    838,748       $ 1,758,294          $ 2,469,748      $  3,327,126
Expense reimbursement                    161,576           150,950              488,653           400,798
Bond servicing fees                      618,036           468,984            1,755,375         1,294,790
Special distribution                     898,969           706,003            2,593,027         1,942,184
                                     -----------       -----------          -----------      ------------
                                     $ 2,517,329       $ 3,084,231          $ 7,306,803      $  6,964,898
                                     ===========       ===========          ===========      ============

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


NOTE 5 - Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to common and convertible CRA shareholders ("shareholders") by the weighted average number of common and convertible CRA shares outstanding during the period. The convertible CRA shares are included in both the basic and dilutive calculation of shares because they are entitled to the same economic benefits as common shareholders, including receipt of the same dividends per share pari passu with common shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method. Because each convertible CRA share is convertible into less than one common share, the potential conversion would be antidilutive.

Pursuant to the Company's trust agreement and the management agreement, the Manager is entitled, in its capacity as the general partner of the Company, to a special distribution (or with respect to CM Corp's assets, an investment management fee), payable quarterly, equal to .375% per annum of the Company's total invested assets which equals the face amount of the Revenue Bonds and other investments. After allocation of the special distributions, the net remaining profits or losses, after a special allocation of 1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


                                     THREE MONTHS ENDED SEPTEMBER 30, 2001   NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    --------------------------------------   -------------------------------------
                                      INCOME        SHARES       PER SHARE    INCOME        SHARES      PER SHARE
                                    NUMERATOR     DENOMINATOR      AMOUNT    NUMERATOR    DENOMINATOR     AMOUNT
                                   -----------   ------------    ---------  -----------   -----------   ----------
Net income allocable to share-
   Holders (Basic EPS)             $10,345,827    32,986,483   $       .31  $25,180,168    29,322,639   $      .86
                                                               ===========                              ==========
   Effect of dilutive securities
      241,596 share options               --          51,592                        --         57,826
                                   -----------   -----------                -----------   -----------
Diluted net income allocable to
   shareholders (Diluted EPS)      $10,345,827     33,038,075   $      .31   $25,180,168   29,380,465   $      .86
                                   ===========   ===========   ==========   ===========   ===========   ==========

                                          THREE MONTHS ENDED SEPTEMBER 30, 2000    NINE MONTHS ENDED SEPTEMBER 30, 2000
                                          --------------------------------------   -------------------------------------
                                           INCOME        SHARES       PER SHARE      INCOME        SHARES      PER SHARE
                                         NUMERATOR     DENOMINATOR      AMOUNT      NUMERATOR    DENOMINATOR     AMOUNT
                                         -----------   -----------    ---------    -----------   -----------   ---------

Net income allocable to share-
   Holders (Basic EPS)                   $ 6,446,117    22,569,179   $      .29    $18,282,831   21,626,702   $     .85
                                                                     ==========                               =========
   Effect of dilutive securities - none         --            --                          --          --
                                         -----------   -----------                 -----------   ----------
Diluted net income allocable to
   shareholders (Diluted EPS)            $ 6,446,116    22,569,179   $      .29    $18,282,830   21,626,702   $     .85
                                         ===========   ===========   ==========    ===========   ==========   =========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


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

The average BMA rate for the quarter ended September 30, 2001 and the year ended December 31, 2000 was 2.27% and 4.12%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company adopted statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, the Company has a strategy to reduce its interest rate risk through the use of interest rate swaps. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during the first three quarters of 2001, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


At September 30, 2001, the combined fair market value of the two interest rate swaps was a liability of $4,253,036, included in interest rate swaps on the consolidated balance sheet. Interest paid or payable under the terms of the swaps, of $862,171, is included in interest expense for the nine months ended September 30, 2001.

NOTE 8 - Shareholder's Equity

On May 15, 2001, the Company completed the issuance of 7,900,000 common shares of beneficial interest, raising net proceeds of approximately $109 million in a firm underwriting with UBS Warburg, First Union Securities, Inc., and Legg Mason Wood Walker Incorporated (the "Underwriters"). On May 24, 2001, the Underwriters exercised an option to purchase 480,000 additional shares, bringing the total proceeds raised to approximately $116 million. Approximately $82.6 million of the net proceeds raised were used to retire a portion of the Company's borrowings under the P-Float program. The balance of the net proceeds (approximately $33.4 million) was used to purchase additional Revenue Bonds.

On May 24, 2001, the Company bought back 707,636 Convertible CRA Shares at $12.70 per share for a total purchase price of $8,986,977. These shares were originally issued at $14.13 per share.

NOTE 9 - Subsequent Events

On October 12, 2001, the Company acquired a tax-exempt rehabilitation Revenue Bond, in the face amount of $9,200,000, secured by a 240-unit affordable multifamily apartment complex located in Little Rock, AR, known as Valley View and Ridgecrest. The stated interest rate on this Revenue Bond is 5% until escrow is broken, estimated to be February 2002, at which time the interest rate will be 7%. The bond matures October 1, 2002, at which time a new permanent bond will be negotiated.

On October 18, 2001, the Company purchased approximately $18.5 million of the 12% Series A Convertible Preferred Membership Interests issued by ARCap Investors, L.L.C. ("ARCap"). ARCap is one of several major purchasers of CMBS subordinate certificates.

On October 24, 2001, the Company acquired a tax-exempt rehabilitation Revenue Bond, in the face amount of $25,000,000, secured by a 213-unit affordable multifamily apartment complex located in St. Louis, MO, known as Merchandise Mart. The stated interest rate on this Revenue Bond is 8.0% during the first 36 months and 7.5% thereafter. The bond matures September 1, 2041; however, the obligor may prepay the bond without penalty beginning on October 1, 2019. The Company also funded a $4,640,000 bridge loan at the closing and committed to fund approximately $5,817,000 in 2002.

On October 26, 2001, the Company announced that CM Corp had entered into a definitive agreement to acquire approximately 80% of the issued and outstanding capital stock of PW Funding, Inc. ("PWF") for a purchase price between $37 million and $47 million (subject to adjustment for new servicing on mortgage loans that are expected to close before the end of the year). PWF is a privately held national mortgage banking firm, founded in 1971, specializing in multifamily apartment financing. In 1988 PWF became one of the original Fannie Mae Delegated Underwriting and Servicing lenders.

On November 6, 2001, the Company acquired a tax-exempt construction Revenue Bond in the face amount of $21 million and a taxable Revenue Bond in the face amount of $550,000, secured

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


by a 264-unit affordable multifamily apartment complex located in Leander, Texas, known as Lakeline Apartments. The stated interest rate on the tax-exempt Revenue Bond is 8.1% during construction and 7.7% thereafter. The stated interest rate on the Taxable Revenue Bond is 9.65% during construction and 9.25% thereafter. The tax-exempt and taxable bonds mature on November 1, 2043 and November 1, 2009, respectively; the obligor may prepay the tax-exempt bond without penalty beginning on August 1, 2018.

SECURITIES OFFERING BY SUBSIDIARY

On October 9, 2001, a subsidiary of the Company completed a $49.5 million tax-exempt preferred equity offering comprising 62 "Series A-2 Cumulative Preferred Shares" with an aggregate liquidation amount of $31 million and 37 "Series B-1 Subordinate Cumulative Preferred Shares" with an aggregate liquidation amount of $18.5 million. The shares were purchased by Merrill Lynch & Co. and then sold to qualified institutional investors. The Company received net proceeds of approximately $47,829,000 from this offering.

The Series A-2 Cumulative Preferred Shares rank senior to the Company's common shares and to the Company's Convertible CRA Shares and pari passu with the Charter Mac Equity Issuer Trust Series A and A-1 Cumulative Preferred Shares and senior to the Series B and B-1 Subordinate Cumulative Preferred Shares. The Series A-2 Cumulative Preferred Shares have identical terms to the Series A and A-1 Cumulative Preferred Shares except as to the annual preferred dividend rate of 6.30% and the Liquidation Amount of $500,000 per share differs only from the Series A Cumulative Preferred Shares. Dividends on the Series A-2 Cumulative Preferred Shares are paid quarterly commencing January 31, 2002. The Series A-2 Cumulative Preferred Shares are subject to mandatory tender by the holders at the Liquidation Amount of $500,000 per share thereof for remarketing and purchase in June 30, 2009.

The Series B-1 Subordinate Cumulative Preferred Shares rank senior to the Company's common shares and to the Company's Convertible CRA Shares and junior to the Charter Mac Equity Issuer Trust Series A, Series A-1 and Series A-2 Cumulative Preferred Shares. The Series B-1 Cumulative Preferred Shares have identical terms to the Series B Cumulative Preferred Shares except as to the annual preferred dividend rate of 6.80%. Dividends on the Series B-1 Cumulative Preferred Shares are paid quarterly commencing on January 31, 2002 but only after payment of all distributions payable with respect to the Series A, Series A-1 and Series A-2 Cumulative Preferred Shares plus any other senior securities. The Series B-1 Subordinate Cumulative Preferred Shares are subject to mandatory tender by the holders at the Liquidation Amount of $500,000 per share thereof for remarketing and purchase on November 30, 2010.

On November 14, 2001, the Company completed issuance of 3,250,000 common shares of beneficial interest at $15.00 per share, raising net proceeds of approximately $45.8 million (net of underwriters' discount and expenses) in a firm underwriting with Robertson Stephens and Tucker Anthony Sutro Capital Markets (the "Underwriters"). The Company has granted the Underwriters an over-allotment option, exercisable until December 8, 2001, to purchase up to 487,500 additional common shares.

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

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's relationship with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm, because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of Revenue Bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 26 years. According to the 2000 National Multi Housing Council survey, Related is the third largest owner of apartments in the United States.

The Company recently formed Charter Mac Corporation as a taxable subsidiary to help it to more efficiently manage its taxable business and to permit it to diversify its business lines. Charter Mac Corporation will hold most of the Company's taxable investments, conduct any fee generating activities in which the Company may engage and provide management services to the Company. The Company has determined to expand its business lines to include providing mortgage origination and servicing to third parties and guaranteeing third party loans for a fee. In order to effectuate this strategy, on October 26, 2001, the Company announced that Charter Mac Corporation, had entered into a definitive agreement to acquire approximately 80% of the issued and outstanding capital stock of PW Funding, Inc., a privately owned national mortgage banking firm, which specializes in multifamily apartment financing and is a Fannie Mae Delegated Underwriting and Servicing lender. See Exhibit 99.2. The transaction is subject to receipt of required regulatory approvals and customary closing conditions and there can be no assurance that this acquisition will be consummated

Effective July 10, 2001, the Board of Trustees of the Company named Charles L. Edson, partner at Nixon Peabody LLP, as an independent member of the Board of Trustees. Mr. Edson replaces Mr. Thomas W. White, who has been hired as a consultant to Related Capital Company and, accordingly, can no longer serve as in independent member of the Company's Board of Trustees; however, he will now serve as a non-independent member of the Board of Trustees.

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

The Company intends to continue to use these same sources of capital. On May 15, 2001, the Company issued 7,900,000 common shares of beneficial interest at $14.64 per share, resulting in net proceeds of approximately $109 million. On May 23, 2001, the underwriters of the common offering exercised their option to purchase an additional 480,000 shares, resulting in additional net proceeds of approximately $6.7 million. On November 14, 2001, the Company completed the issuance of 3,250,000 common shares of beneficial interest at $15.00 per share, resulting in net proceeds of approximately $45.8 million. The Company has granted the underwriters of this offering an over-allotment option to purchase up to 487,500 additional common shares.

During the nine months ended September 30, 2001 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $76,349,000. The increase was primarily due to cash provided by operating activities ($39 million), proceeds from the repayment of Revenue Bonds and RITE ($22 million), an increase in minority interest in subsidiary ($75 million) and the issuance of new common shares ($116 million) less funds used to purchase Revenue Bonds ($123 million), loans made to properties ($6 million), funds used to retire convertible CRA shares ($9 million), an increase in deferred bond selection costs ($3 million) and distributions to common, convertible CRA and preferred shareholders ($34 million).

In October and November 2001, distributions declared in September 2001 were paid to preferred shareholders of subsidiary Series A, A-1 and B in the amounts of $1,490,625 ($33,125 per preferred share), $426,000 ($8,875 per preferred share), and $1,045,000 ($9,500 per preferred share), respectively. Also paid were distributions of $9,575,495 ($.290 per share) to holders of common and convertible CRA shares. All distributions were paid from cash flow from operations.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

ACQUISITIONS

During the period January 1, 2001 through September 30, 2001, the Company acquired 18 Revenue Bonds for an aggregate purchase price of approximately $123,487,000, not including bond selection fees and expenses of approximately $2,600,000.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2001 as compared to 2000, total revenues, total expenses and net income increased due to the net result of the acquisition of 60 Revenue Bonds during 2001 and 2000, and the repayment of 5 Revenue Bonds.

Interest income from Revenue Bonds increased approximately $4,426,000 and $13,232,000 for the three and nine months ended September 30, 2001 as compared to 2000. This increase was primarily due to an increase in interest income of $16,322,000 during 2000 and 2001, partially offset by a decrease due to Revenue Bond repayments of $1,448,000 and a decrease in contingent interest payments of $1,036,000.

Total revenues for the three and nine months ended September 30, 2001 increased by approximately $3,786,000 and $12,597,000, respectively, including the increases in interest income from Revenue Bonds noted above, partially offset by decreases in interest income from temporary investments of approximately $591,000 and $1,100,000, primarily due to lower cash balances. Also contributing to the increase was approximately $557,000 in other income which included a breakup fee for Country Lakes of $250,000, a placement fee of $141,000 for Mayflower and miscellaneous other items.

Interest expense and recurring fees increased approximately $236,000 and $1,186,000 for the three and nine months ended September 30, 2001 as compared to 2000 primarily due to increased secured borrowings, a higher outstanding balance of the TOP during 2001, and interest accrued under the terms of the interest rate swaps.

Bond servicing fees increased approximately $149,000 and $461,000 for the three and nine months ended September 30, 2001 as compared to 2000 primarily due to new acquisitions and the corresponding increase in the Revenue Bond portfolio serviced.

General and administrative expenses decreased approximately $161,000 for the three months ended September 30, 2001 as compared to 2000 primarily due to additional legal fees in 2000 relating to two Revenue Bonds for which the underlying properties were sold to new owners, and a reduction of amortization expenses in the current quarter relating to the cost of stock options. General and administrative expenses increased approximately $390,000 for the nine months ended September 30, 2001 as compared to 2000 primarily due to an increase in expense reimbursements to the Manager and its affiliates due to the 2001 and 2000 Revenue Bond acquisitions and an increase in compensation expense associated with the Company's share options.

Amortization expense increased approximately $82,000 and $246,000 for the three and nine months ended September 30, 2001 as compared to 2000, primarily due to the 2001 and 2000 Revenue Bond acquisitions.

Income allocated to preferred shareholders of subsidiary for the three and nine months ended September 30, 2001 increased approximately $311,000 and $3,253,000, due to the preferred offerings consummated on September 29, 1999 and July 21, 2000.

Minority interest in income of subsidiary decreased approximately $962,000 and $820,000 for the three and nine months ended September 30, 2001, as compared to 2000 primarily due to lower interest rates in general and lower interest expense due to the refinement of the MBNA program in the first quarter of 2001.

The Company recognized a $400,000 loss on impairment of Revenue Bonds, related to Lexington Trails, during the nine months ended September 30, 2001. No comparable item existed for 2000.

The Company recognized a gain in repayment of Revenue Bonds of approximately $137,000 during the nine months ended September 30, 2001. No comparable item existed for 2000.

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

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in BMA rate would result in increased or decreased payments under the financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $310 million outstanding under these financing programs at September 30, 2001, the Company estimates that an increase of 1.0% in the BMA rate would decrease annual net income by approximately $3,100,000. Since the $310 million is unhedged, the interest rate swaps have no impact on the increases or decrease to net income caused by interest rate fluctuations. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount describe above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the Revenue Bonds.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, management did not engage in any of these hedging strategies. However, beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in the event the BMA Municipal Swap Index rises. For the nine months ended September 30, 2001, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 3.84% and 4.01%, respectively.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its September 30, 2001 value of $974,832,000 to approximately $891,040,000. A 1% decline in interest rates would increase the value of the September 30, 2001 portfolio to approximately $1,084,895,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 1.  Legal Proceedings --

            The Company is not a party to any material pending legal proceedings.

INFORMATION REGARDING OTHER COMPANIES MANAGED BY AFFILIATES OF OUR MANAGER.
---------------------------------------------------------------------------

     The three previously disclosed purported class actions against, among others, the advisor and property manager of Aegis Realty, Inc. ("Aegis") have been dismissed without prejudice. Aegis is a public company, which like the Company, is externally advised by affiliates of Related Charter L.P.. Each of these three actions challenged Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involved the termination by Aegis of its external advisory agreements and purchase by Aegis of various assets owned by these external advisor's. Each suit alleged that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of Related Charter L.P. On August 7, 2001, Aegis announced that it had terminated, by mutual consent with the third party, the transaction that is at issue in each suit. As of October 29, 2001, each of the three lawsuits had been dismissed without prejudice. No money was paid by any of the defendants to any plaintiff or plaintiff's attorney in connection with their dismissals.

Item 2.  Changes in Securities and Use of Proceeds -- None

Item 3.  Defaults Upon Senior Securities -- None

Item 4.  Submission of Matters to a Vote of Security Holders -- None

Item 5.  Other Information --


     On July 16, 2001, the Company announced the appointment of Mr. Charles L. Edson as an independent member of the Board of Trustees. Mr. Edson replaces Mr. Thomas W. White, who has been hired as a consultant with Related Capital Company. Mr. White continues to serve as a non-independent member of the Board of Trustees. See Exhibit 99.1.

     On October 26, 2001, the Company announced that its taxable subsidiary, Charter Mac Corporation, had entered into a definitive agreement to acquire approximately 80% of the issued and outstanding capital stock of PW Funding, Inc., a privately owned national mortgage banking firm, which specializes in multifamily apartment financing and is a Fannie Mae Delegated Underwriting and Servicing lender. See Exhibit 99.2.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               99.1 Press release issued July 16, 2001, regarding the
                    appointment of Charles L. Edson as an independent member of the Board of Trustees.

               99.2 Press release issued October 26, 2001, regarding Charter Mac
                    Corporation's definitive agreement with PW Funding to acquire approximately 80% of PW Funding's issued and outstanding capital stock.

               99.3 Underwriting Agreement dated November 8, 2001 between
                    Robertson Stephens, Inc. and Charter Municipal Mortgage Acceptance Company.

               99.4 Management Agreement dated September 13, 2001 between
                    Charter Municipal Mortgage Acceptance Company and Charter Mac Corporation.

               99.5 Amended and Restated Management Agreement between Charter
                    Municipal Mortgage Acceptance Company and Related Charter
                    L.P.

         (b)   Reports on Form 8-K

               The Company filed the following reports on Form 8-K during the quarter ended September 30, 2001:


                     DATE                    ITEM REPORTED
                     ----                    -------------
                     8/28/01                 Regulation FD disclosure regarding
                                             supplemental information for the
                                             quarter ended March 31, 2001 posted
                                             on Charter Mac's webpage.

                     9/5/01                  Issuance of Series A-2 and B-1
                                             Preferred Shares.

                     9/6/01 Supplemental unaudited data for quarter ended June 30, 2001 available on Company's webpage.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date:  November 14, 2001             By:   /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Managing Trustee, President
                                           and Chief Executive Officer


Date:  November 14, 2001             By:   /s/ Michael I. Wirth
                                           --------------------
                                           Michael I. Wirth
                                           Chief Financial Officer and Chief
                                           Accounting Officer