Form 10-K
period 2001-12-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2002-04-01
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)

                   Delaware                                      13-3949418
--------------------------------------------              ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

625 Madison Avenue, New York, New York                               10022
---------------------------------------------                  -----------------
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

                    Title of Each Class
     -------------------------------------------------
     Shares of Beneficial Interest

     Name of each exchange on which registered:
     -------------------------------------------------
     American Stock Exchange


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

     The approximate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 20, 2002 as $653,820,288, based on a price of $16.03 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

     As of March 20, 2002 there were 41,152,738 outstanding shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2002, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 90

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

                                     PART I

Item 1.  Business.

GENERAL

Charter Municipal Mortgage Acceptance Company ("CharterMac") is a Delaware business trust. CharterMac and its subsidiaries (collectively, the "Company") is a full service investor in and servicer of multifamily housing debt. The Company is principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing Revenue Bonds and may also acquire, at times, taxable multifamily housing Revenue Bonds. Both the tax-exempt and the taxable bonds are herein referred to as Revenue Bonds ("Revenue Bonds").

CharterMac is classified as a partnership for federal income tax purposes and, thus, is not subject to federal income taxation. As such, CharterMac will pass through to its shareholders, in the form of distributions, income, including tax-exempt income, derived from its investments and activities. Although the exact percentage may vary from quarter to quarter, substantially all of the distributions to shareholders are excludable from gross income for federal income tax purposes. For the calendar year ended December 31, 2001, approximately 96% of the distributions qualified as tax-exempt income.

On January 14, 2002, the Company announced that its Board of Trustees had formed a special committee to explore strategic alternatives for the Company's future management structure, including internalization of management, and ways to further diversify the Company's revenue sources. The special committee consists of the independent members of the Board of Trustees, Peter T. Allen, Arthur P. Fisch and Charles L. Edson. The special committee has retained independent counsel and expects to hire a financial advisor to assist them in this process.

THE PREDECESSOR

CharterMac was formed on October 1, 1997 as the result of the merger (the "Merger") of three publicly registered limited partnerships: Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Pursuant to the Merger, CharterMac issued shares of beneficial interest ("Common Shares") to all partners in each of the Partnerships in exchange for their proportionate interests. The Common Shares commenced trading on the American Stock Exchange on October 1, 1997 under the symbol "CHC."

SIGNIFICANT SUBSIDIARIES

CHARTERMAC EQUITY ISSUER TRUST

In 1999, CharterMac created CharterMac Equity Issuer Trust, a 100% owned subsidiary, (collectively, with its subsidiaries, "Equity Issuer") which holds a substantial portion of the Company's Revenue Bonds. From time to time, Equity Issuer may issue Series A and Series B Cumulative Preferred Shares (cumulatively, "Preferred Shares") to institutional investors. The Preferred Shares have a senior claim to the tax-exempt income derived from the investments owned by Equity Issuer. Any income in Equity Issuer after the payment of the cumulative distributions on its Preferred Shares, and after the fulfillment of certain covenants, may then be allocated to CharterMac. The assets of Equity Issuer, while included in the financial statements of the Company, are legally owned by Equity Issuer and are not available to any creditors of the Company outside of Equity Issuer.

CHARTERMAC CORPORATION

In July 2001, the Company formed CharterMac Corporation ("CM Corp.") as a wholly-owned, consolidated taxable subsidiary to help the Company more efficiently manage its taxable business. CM Corp. allows the Company to better diversify its business lines to include, among other things, mortgage origination and servicing to third parties and guaranteeing mortgage loans for a fee. CM Corp. will hold most of the Company's taxable investments, conduct any fee-generating activities in which the Company may engage and provide management services to CharterMac and its other subsidiaries. CM Corp. isolates a substantial portion of the taxable income and expenses of the Company. Unlike CharterMac, CM Corp. is a corporation which is subject to both Federal and State income tax. Any distributions of net income from CM Corp. to CharterMac are taxable and are passed through to the shareholders of CharterMac in its dividend.

PW FUNDING, INC.

In December 2001, the Company, through CM Corp. acquired 80% of the outstanding capital stock of PW Funding, Inc. and its subsidiaries ("PWF"), for approximately $34.9 million, of which, approximately $21.6 million was financed and $7.6 million was paid in cash. Additionally, the Company repaid a $5.7 million loan on behalf of PWF. It is anticipated that CM Corp. will acquire the remaining 20% of the issued and outstanding capital stock of PWF over the next 24 to 36 months. Under the acquisition agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months. The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF's stockholders after the same initial period of 24 to 36 months.

PWF is a national mortgage-banking firm which specializes in providing financing and ancillary services to the multifamily housing industry, including construction and permanent debt financing, mortgage loan servicing and asset management. Founded in 1971, PWF became one of the original Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicers ("DUS") and is a Federal Housing Administration ("FHA") approved mortgagor. In 2000, PWF joined a select group of Federal Home Loan Mortgage Corporation ("Freddie Mac") Program Plus lenders through the acquisition of Larson Financial Resources, Inc. ("Larson").

Since 1988, PWF has originated more than $4 billion in multifamily and commercial loans and currently services a $2.9 billion loan portfolio including about $1.5 billion in Fannie Mae DUS loans and $595 million in Freddie Mac loans. Over the past 5 years, the company has averaged more than $350 million annually in loan originations. Together, PWF and its subsidiaries provide a full range of financing services to the conventional multifamily market and compliments CharterMac's principal business in the acquisition of tax-exempt affordable housing Revenue Bonds.

CharterMac is entitled to a cumulative preferential distribution from PWF's cash available for distribution equal to 10% of its invested capital. The remaining cash available for distribution will be distributed approximately 80% to CharterMac and 20% to the other stockholders. CharterMac will also be entitled to an additional cumulative priority return equal to 4.3% of its invested capital prior to the purchase payments to PWF's stockholders on exercise of the put or call options. The fee income generated by PWF will be taxable income. However, CM Corp. incurs tax-deductible expenses which will be used to offset a portion of this taxable income.

GOVERNANCE

The Company is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related. The Company utilizes the services and advice provided by CM Corp. and Related Charter LP, an affiliate of Related Capital, to operate its day-to-day activities and advise on the selection and underwriting of investments. CM Corp. and Related Charter LP (collectively, the "Manager") provide these services pursuant to management agreements between (i) CM Corp. and/or Related Charter LP and CharterMac, and (ii) CM Corp. and each of the Company's subsidiaries. The Manager has subcontracted its obligations under the management agreements to Related and uses Related's resources and real estate and investment expertise to advise the Company and provide it with services with a core group of experienced staff and executive management. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.

BUSINESS PLAN

The Company focuses on investing in a portfolio of Revenue Bonds that are secured by affordable multifamily housing properties. Through PWF, the Company focuses on originating and servicing multifamily mortgage loans on behalf of Government Sponsored Enterprises ("GSEs") such as Fannie Mae, Freddie Mac and the FHA. Together, these components offer a full range of capital solutions to developers of affordable and market rate multifamily housing.

INVESTING IN TAX-EXEMPT REVENUE BONDS

In order to generate tax-exempt income to pass through to CharterMac shareholders and, as a result, enhance the value of its Common Shares, CharterMac primarily invests in or acquires tax-exempt Revenue Bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component, which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The traditional methods of financing affordable housing with tax-exempt Revenue Bonds are complex and time consuming, and involve the participation of many intermediaries. Through the Manager, the process has been streamlined using the Company's "Direct Purchase Program." The Direct Purchase Program removes all intermediaries from the financing process (except the governmental issuer of the Revenue Bond) and enables developers to deal directly with one source. By purchasing Revenue Bonds directly from the governmental issuer, the Company's program eliminates the need for underwriters and their counsel, rating agencies and costly documentation. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs -- usually by 30% or more. In dealing directly with the Company, developers feel more certain about the terms and timing of their financing. The Company believes the savings in time and up-front costs and the certainty of execution that the Company's program offers to developers allows the Company to receive above-market rates of interest on Revenue Bonds.

In addition to investing in tax-exempt Revenue Bonds secured by multifamily properties producing tax credits, the Company may acquire other multifamily tax-exempt bonds including those issued to finance low-income multifamily projects and facilities for the elderly owned by Section 501(c)(3) not-for-profit organizations. The Company also has a portion of assets that produce a small amount of taxable income.

OFFERING FINANCING THROUGH FANNIE MAE, FREDDIE MAC AND FHA

As a result of the acquisition of PWF, the Company has diversified the range of its investment products and is able to offer developers fixed and floating rate tax-exempt and taxable financing through Fannie Mae, Freddie Mac and, to a lesser extent, FHA for affordable and market rate multifamily properties. Combining this with the core business of investing in tax-exempt Revenue Bonds and the Company's affiliation with Related, the Company is able to provide developers with financing for all aspects of their property's capital structure. In addition, the Company has diversified its revenues with a fee business that will grow in value over time and will provide insulation from the vagaries of the capital markets.

CREDIT ENHANCEMENT TRANSACTIONS

In addition to expanding the Company's business lines to include providing mortgage origination and servicing to third parties, the Company has also begun guaranteeing third party mortgage loans for a fee. In 2001, the Company executed its first credit enhancement transaction. In such transactions, the Company will generally receive a guarantee fee in return for assuming a first loss position on a pool of multifamily mortgages. The Company expects to be able to selectively grow the value of this new fee business over time.

CMBS INVESTMENT

In October 2001, the Company purchased 739,741 units of Series A Convertible Preferred Membership Interests ("Membership Interests") in ARCap Investors, L.L.C. ("ARCap") at the price of $25.00 per unit, for an aggregate face amount of approximately $18.5 million, with a preferred return of 12.00%. ARCap was formed in January 1999 by REMICap and Apollo Real Estate Investors to invest exclusively in unrated subordinated Collateralized Mortgage-Backed Securities ("CMBS"). As of December 31, 2001, ARCap had approximately $596 million in assets, including investments of approximately $565 million of CMBS. Approximately one-third of ARCap's CMBS are secured by multifamily properties.

As of December 31, 2001, ARCap had approximately $78.1 million of Common Membership Interests outstanding, which are subordinate to the Company's Membership Interests. ARCap's leverage is predominantly fixed rate, long-term financing and, as of December 31, 2001, ARCap had approximately $322.1 million of debt outstanding, representing 54% of its capitalization.

CORPORATE STRATEGY

The Company does not operate as a mortgage REIT, which generally utilizes high levels of leverage to acquire subordinated interests in commercial and/or residential mortgage-backed securities. Mortgage REITs typically incur leverage at ratios ranging from between 3:1 to 10:1. Conversely, and pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined in the Trust Agreement) as of the date incurred. Furthermore, the Revenue Bonds owned by the Company generally call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Due to the Company's low level of leverage, the Company is less likely than higher leveraged REITs to be affected by any lack of liquidity. The Company's portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

Although the Company expects to be able to increase income from its taxable business, it is not expected that the taxable portion of any distributions will increase proportionately with the amount of taxable income generated. This is because CM Corp., as a taxable subsidiary, can reduce income by deducting certain expenses which qualify for income tax purposes.

BUSINESS SEGMENTS

As a result of the December 2001 acquisition of PWF, the Company has two reportable business segments: an investing segment and an operating segment.

The investing segment consists of subsidiaries holding investments in Revenue Bonds producing primarily tax-exempt interest income.

The operating segment generates taxable interest and fee income. Taxable interest income is generated through the ownership of taxable bonds, certain taxable loans and other investments. Taxable fee income includes loan origination and loan servicing fees (through PWF) on portfolios for third parties, fees earned and associated with the acquisition or origination of Revenue Bonds, and fees for credit enhancement and guaranty services.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Segment reporting is applicable beginning after the year ended December 31, 2001; prior to the year ended December 31, 2001 all of the Company's operations were attributable to the investing segment. Since the acquisition of PWF took place in late December 2001, there was no impact on the Company's revenues or net income.

REVENUE BONDS

Generally, Revenue Bonds are secured by mortgage loans on underlying properties ("Underlying Properties"). As of December 31, 2001, 97.7% of the Revenue Bond par amount owned by the Company were first mortgage Revenue Bonds. Revenue Bonds that contain provisions for the Company to receive additional interest payments by participating with the borrower in a portion of the cash flow, sale or refinancing proceeds on the Underlying Properties are referred to as "participating"; Revenue Bonds lacking this provision are referred to as "non-participating". As of December 31, 2001 14% of the Company's Revenue Bonds were participating bonds.

As of December 31, 2001 there was an aggregate of 148 Revenue Bonds. The Underlying Properties securing these Revenue Bonds are garden apartments located in major metropolitan markets in 23 states and the District of Columbia. The properties range in size from 70 units to 550 units with an average size of 214 units. Generally, the properties have a market appropriate, competitive amenity package which may include swimming pools, clubhouses, exercise rooms and tennis courts. Of these, 63 Revenue Bonds, with an original par amount of approximately $438 million, had Underlying Properties either under construction or undergoing major rehabilitation. There were also 24 Revenue Bonds, with an original par amount of approximately $188 million in the lease-up stage. The remaining 61 Revenue Bonds in the portfolio have properties with stabilized occupancies. The stabilized portfolio as of December 31, 2001 reports an average occupancy of 94.2%.

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

Revenue Bonds generally are not subject to optional prepayment during the first five to ten years of the Company's ownership of the bonds and may carry prepayment penalties thereafter generally beginning at 5% of the outstanding principal balance, declining by 1% per annum. Certain Revenue Bonds may be purchased at a discount from their face value. Up to 15% of the Total Market Value of the Company (as defined in its Trust Agreement) may be invested in Revenue Bonds secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to Revenue Bonds acquired after the Merger. In selected circumstances and generally only in connection with the acquisition of tax-exempt Revenue Bonds, the Company may acquire a small amount of taxable bonds (i) which the Company may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds and (ii) to fund certain costs associated with the issuance of Revenue Bonds, that under current law cannot be funded by such Revenue Bonds.

From time to time, the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset. Such preservation may include funds for construction completion, past due real estate taxes, remedial deferred maintenance or other operating deficiencies. Promissory notes and/or second mortgages typically secure such advances. As of December 31, 2001, the face amount of such advances was approximately $12.6 million, with rates ranging from 8% to 13% and a carrying value of approximately $7.2 million, (net of purchase accounting adjustments), and a reserve for collectibility of $138,000. Included in such amounts were advances to obligors which are affiliates of the Manager at an aggregate face amount of approximately $5 million, with rates ranging from 8% to 10%.

With respect to Revenue Bonds which are subject to forbearance agreements with their respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $662,000, $1.6 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Payments under each of the existing forbearance agreements are current as of December 31, 2001.

PARTICIPATING REVENUE BONDS

Participating Revenue Bonds with an aggregate face amount of approximately $163 million as of December 31, 2001, call for interest only debt service payments during their respective terms (which generally are 24 to 30 years from issuance or re-issuance) with repayment of principal due in a lump sum "balloon" payment at the expiration of their respective terms or upon sale or refinancing. In addition to the stated base rates of interest, these Revenue Bonds provide for "participating interest" which is based on a percentage of the underlying properties cash flow or net sales/refinancing proceeds. Both the stated and participating interest on the Revenue Bonds are exempt from federal income taxation. During the years ended December 31, 2001, 2000 and 1999, the Company was paid participating interest amounting to approximately $1.5 million, $1.7 million and $728,000, respectively.

NON-PARTICIPATING REVENUE BONDS

Non-participating, tax-exempt Revenue Bonds, with an aggregate face amount of approximately $1 billion as of December 31, 2001, generally bear a fixed base interest rate and may or may not provide for amortization of principal. Terms are expected to be 5 to 35 years, although the Company may have the right to cause repayment prior to maturity through a mandatory redemption feature (five to seven years with up to six month's notice). Bonds that call for amortization or "sinking fund" payments of principal are usually based on thirty to forty year level debt service amortization schedules with amortization generally beginning at the completion of rehabilitation or construction.

Certain other non-participating Revenue Bonds, with an aggregate face amount of approximately $13 million are taxable and call for amortization or sinking fund payments of principal on a term ranging between 13 and 40 years.

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

On June 1, 2001, the Company agreed to a modification of the terms of the Revenue Bond secured by the Loveridge Apartments Project. The stated interest rate was reduced from 8% to 7.5% and the call date was extended to June 1, 2004. As of December 31, 2001, this bond had a carrying value and fair value of approximately $6.9 million and $7.4 million, respectively. In addition to the above three Revenue Bonds, other Revenue Bonds, with an aggregate face amount of approximately $154 million, have previously been modified.

REVENUE BONDS WITH THE OBLIGOR AS AN AFFILIATE OF THE MANAGER

The obligors of Revenue Bonds with an aggregate approximate original par amount of approximately $612 million are partnerships in which affiliates of the Manager own a 1% general partner interest. In addition, the original owners of underlying properties and obligors of approximately $12.1 million of Revenue Bonds have been replaced with affiliates of the Manager who have not made equity investments. These affiliate entities could have interests that do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of Revenue Bonds between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge Revenue Bonds have been replaced with affiliates of the Manager who have not made equity investments. These affiliates have assumed the day-to-day responsibilities and obligations of the Underlying Properties. On September 29, 2000, the affiliates of the Manager sold 49% of Pelican Cove and Cedar Creek. During 2001 the remaining 51% of Pelican Cove and Cedar Creek were purchased by the same buyers who purchased the initial 49%. Also in 2001, ownership of the property underlying the Loveridge Revenue Bond was transferred to Loveridge L.P., also an affiliate of the Manager. During June 2001, the affiliates of the Manager sold 49% of Loveridge. The remaining 51% was sold in January 2002, to the same buyer who purchased the initial 49%. A buyer is being sought for the remaining Underlying Property-Highpointe. Highpointe is generally paying as interest an amount equal to the net cash flow generated by operations, which is less than the stated rate of the Revenue Bond. The Company has no present intention of declaring default on this Revenue Bond. The aggregate carrying value of Highpointe at December 31, 2001 and December 31, 2000 was approximately $5.7 million and $5.6 million, respectively, and the income earned from Highpointe for the years ended December 31, 2001 and 2000 was approximately $315,000 and $420,000, respectively.

IMPAIRED REVENUE BOND

During the second quarter of 2001, one Revenue Bond, Lexington Trails, became impaired. The Company did not receive the regular interest payments on this Revenue Bond of $210,000 for the period April through September of 2001. The Company has recorded a reserve against these interest payments. On November 6, 2001, the trustee, for the benefit of the Company, foreclosed on the Underlying Property. Bond payments were received for October through December of 2001. As a result of the foregoing, the Company has written the Revenue Bond down to its estimated fair value of approximately $5.5 million, resulting in a loss on impairment on this bond of $400,000. Management estimated the fair value of this Revenue Bond using the estimated fair value of the Underlying Property.

REVENUE BOND REPAYMENTS

During the period January 1, 2001 through December 31, 2001, three Revenue Bonds and one note were repaid and one RITE was terminated as described in the table below.

                Dispositions for the Year Ended December 31, 2001
                -------------------------------------------------
                                   Par         Amortized       Realized Gains /
Property/Bond Name                Amount         Cost              (Losses)
--------------------------------------------------------------------------------
BONDS
Greenway                       $12,850,000     $12,744,443         $ 105,557
Rolling Ridge                    4,925,000       5,989,416          (867,416)
Country Lake                     6,255,000       6,400,979          (145,979)

NOTE
Country Lake                     2,540,000       2,540,000                 -

RITE
Courtyard                            5,000          22,647            (3,766)
                                                                   ---------
                                                                   $(911,604)
                                                                   =========

During the period January 1, 2000 through December 31, 2000, three Revenue Bonds were repaid and two RITES were terminated as described in the table below.

                Dispositions for the Year Ended December 31, 2000
                -------------------------------------------------
                                   Par         Amortized       Realized Gains /
Property/Bond Name                Amount         Cost              (Losses)
--------------------------------------------------------------------------------
BONDS
Bay Club                       $6,400,000      $6,438,942          $ (38,942)
East Ridge                      8,700,000       8,437,747            262,253
Martin's Creek                  7,300,000       6,842,946            457,054

RITES
Avalon                              5,000          40,073            (35,073)
Meadowview Park                     5,000           5,141               (141)
                                                                   ---------
                                                                   $ 645,151
                                                                   =========

REVENUE BONDS - CHARACTERISTICS

The following table provides certain information with respect to each of the Revenue Bond as of December 31, 2001:

                                                                                                                BOND TYPE
                                                                            LAST YEAR OF                         (LIHTC /
                                                                            CONSTRUCTION /    PARTICIPATING     501(c)3 /
PROPERTY                           LOCATION                  UNITS             REHAB              BOND          OTHER)(1)
--------                           --------                  -----             -----              ----          --------

TAX-EXEMPT FIRST MORTGAGE BONDS
STABILIZED PORTFOLIO
Bristol Village                Bloomington, MN                 290              1989                No             Other
Carrington Point               Los Banos, CA                    80              1999                No             LIHTC
Casa Ramon                     Orange County, CA                75              2001                No             LIHTC
Cedar Creek                    McKinney, TX                    250              1988                No             Other
Cedar Pointe                   Nashville, TN                   210              1989               Yes             Other
Cedarbrook                     Hanford, CA                      70              1999                No             LIHTC
Clarendon Hills                Hayward, CA                     285              1989               Yes             Other
Crowne Pointe                  Olympia, WA                     160              1986               Yes             Other
Cypress Run                    Tampa, FL                       408              1988               Yes             Other
Del Monte Pines                Fresno, CA                      366              2000                No             LIHTC
Douglas Pointe                 Miami, FL                       176              2001                No             LIHTC
Fort Chaplin                   Washington, DC                  549              2000                No             LIHTC
Franciscan Riviera             Antioch, CA                     129              2001                No             LIHTC
Garfield Park                  Washington, DC                   94              2000                No             LIHTC
Greenbriar                     Concord, CA                     199              2000                No             LIHTC
Highland Ridge                 St. Paul, MN                    228              1989               Yes             Other
Highpointe                     Harrisburg, PA                  240              1991               Yes             Other
Highpointe                     Harrisburg, PA                    *                 *                No             Other
Lakepoint                      Atlanta, GA                     360              1989                No             Other
Lakes Edge at Walden           Miami, FL                       400              2001                No             Other
Lakes, The                     Kansas City, MO                 400              1989               Yes             Other
Lewis Place                    Gainesville, FL                 112              2000                No             LIHTC
Lexington Square               Clovis, CA                      130              2000                No             LIHTC
Lexington Trails               Houston, TX                     200              1997                No           501(c)3


                                                                                                            RENTAL
                                                                REVENUE BOND FAIR        STATED           OCCUPANCY
                                                REVENUE BOND   VALUE AT DECEMBER 31,    INTEREST          DECEMBER
PROPERTY                         DATE CLOSED     PAR AMOUNT          2001(2)            RATE(3)           31, 2001
--------                         -----------     ----------          ------             -------           --------

TAX-EXEMPT FIRST MORTGAGE BONDS
STABILIZED PORTFOLIO
Bristol Village                  Jul-87        17,000,000        17,388,000              7.500%              91.0%
Carrington Point                 Sep-98         3,375,000         2,961,000              6.375%             100.0%
Casa Ramon                       Jul-00         4,744,000         4,895,000              7.500%             100.0%
Cedar Creek                      Dec-86         8,100,000         8,207,000              7.430%              87.8%
Cedar Pointe                     Apr-87         9,500,000         9,069,000              7.000%              87.4%
Cedarbrook                       Apr-98         2,840,000         2,782,000              7.125%              98.6%
Clarendon Hills                  Dec-86        17,600,000        13,400,000              5.520%              98.6%
Crowne Pointe                    Dec-86         5,075,000         5,018,000              7.250%              98.1%
Cypress Run                      Aug-86        15,402,428        12,274,000              5.500%              89.6%
Del Monte Pines                  May-99        11,000,000        10,317,000              6.800%              91.5%
Douglas Pointe                   Sep-99         7,100,000         6,778,000              7.000%             100.0%
Fort Chaplin                     Dec-99        25,800,000        24,250,000              6.900%              97.6%
Franciscan Riviera               Aug-99         6,587,500         6,474,000              7.125%              98.4%
Garfield Park                    Aug-99         3,260,000         3,223,000              7.250%              91.5%
Greenbriar                       May-99         9,585,000         9,089,000              6.875%              98.0%
Highland Ridge                   Dec-86        15,000,000        14,831,000              7.250%              95.6%
Highpointe                       Jul-86         8,900,000         5,728,000              8.500%              96.6%
Highpointe                       Nov-00         3,250,000         3,989,000              9.000%                 *
Lakepoint                        Nov-87        15,100,000        12,355,000              6.000%              99.0%
Lakes Edge at Walden             Jun-99        14,850,000        13,974,000              6.900%              95.7%
Lakes, The                       Dec-86        13,650,000        10,896,000              4.870%              84.8%
Lewis Place                      Jun-99         4,000,000         3,682,000              7.000%              98.2%
Lexington Square                 Aug-98         3,850,000         3,376,000              6.375%             100.0%
Lexington Trails                 Nov-00         4,900,000         5,521,000              9.000%              90.8%


                                  UNIT RENTAL
                                   RATES AT            NUMBER OF
                                  DECEMBER 31,         COMPETING
PROPERTY                             2001              PROPERTIES         NOTES
--------                             ----              ----------         -----

TAX-EXEMPT FIRST MORTGAGE BONDS
STABILIZED PORTFOLIO
Bristol Village                    400-2,398                25               E,J
Carrington Point                     448-565                 5             E,J,K
Casa Ramon                          652-1086                43             E,J,K
Cedar Creek                          250-940                10             E,J,Q
Cedar Pointe                         540-860               168               D,I
Cedarbrook                           418-517                18             E,J,K
Clarendon Hills                    619-1,700                99             D,I,R
Crowne Pointe                        485-845                39           E,J,R,T
Cypress Run                          485-855               247             D,I,Q
Del Monte Pines                      388-544               256             E,J,K
Douglas Pointe                       504-604               184             C,H,K
Fort Chaplin                       419-1,032               158             E,J,K
Franciscan Riviera                   500-872                17             C,H,K
Garfield Park                        585-946               158               D,I
Greenbriar                         750-1,100                55             E,J,K
Highland Ridge                     850-1,460                86             E,J,R
Highpointe                           450-830                 *           A,L,M,T
Highpointe                                 *                24               B,L
Lakepoint                            462-895                30             C,G,R
Lakes Edge at Walden                 618-944               184               C,G
Lakes, The                           495-700               152             D,I,R
Lewis Place                          529-642                91             C,G,K
Lexington Square                     393-471                42             D,I,K
Lexington Trails                     435-700                25                 B

                                                                                                                BOND TYPE
                                                                            LAST YEAR OF                         (LIHTC /
                                                                            CONSTRUCTION /    PARTICIPATING     501(c)3 /
PROPERTY                           LOCATION                  UNITS             REHAB              BOND          OTHER)(1)
--------                           --------                  -----             -----              ----          --------
Loveridge                    Pittsburg, CA                    148              1987                No             Other
Mansions, The                Independence, MO                 550              1987                No             Other
Newport Village              Tacoma, WA                       402              1987               Yes             Other
North Glen                   Atlanta, GA                      284              1987               Yes             Other
Ocean Air                    Norfolk, VA                      434              2001                No             LIHTC
Orchard Hills                Tacoma, WA                       176              1987               Yes             Other
Orchard Mill                 Atlanta, GA                      238              1990               Yes             Other
Pelican Cove                 St. Louis, MO                    402              1989                No             Other
Phoenix                      Stockton, CA                     186              2000                No             LIHTC
Reflections                  Casselberry, FL                  336              1995               Yes             Other
River Run                    Miami, FL                        164              1987               Yes             Other
Shannon Lake                 Atlanta, GA                      294              1988               Yes             Other
Silvercrest                  Clovis, CA                       100              1999                No             LIHTC
South Congress               Austin, TX                       172              2001                No             LIHTC
Standiford                   Modesto, CA                      250              2001                No             LIHTC
Stonecreek                   Clovis, CA                       120              2000                No             LIHTC
Sunset Creek                 Lancaster, CA                    148              1989                No             Other
Sunset Downs                 Lancaster, CA                    264              1987                No             Other
Sunset Terrace               Lancaster, CA                    184              1987                No             Other
Sunset Village               Lancaster, CA                    204              1989                No             Other
Sycamore Woods               Antioch, CA                      186              2000                No             LIHTC
Tallwood                     Virginia Beach, VA               120              2000                No             LIHTC
Thomas Lake                  Eagan, MN                        216              1988                No             Other
Village Green                Merced, CA                         *                 *                No             LIHTC
Village Green                Merced, CA                       128              2001                No             LIHTC
Walnut Park Plaza            Philadelphia, PA                 224              2000                No             LIHTC
Williams Run                 Dallas, TX                       252              1986                No           501(c)3
Willow Creek                 Ames, IA                         138              1988               Yes             Other
                                                          -------
Subtotal-Revenue Bonds Secured by Stabilized Properties    11,731
                                                          -------

LEASE-UP PORTFOLIO
Barnaby Manor                Washington, DC                   124              2001                No             LIHTC
Bay Colony                   League City, TX                  248              2001                No             LIHTC
Chapel Ridge at
Little Rock                  Little Rock, AR                  128              2001                No             LIHTC


                                                                                                        RENTAL        UNIT RENTAL
                                                             REVENUE BOND FAIR        STATED           OCCUPANCY        RATES AT
                                             REVENUE BOND   VALUE AT DECEMBER 31,    INTEREST          DECEMBER       DECEMBER 31,
PROPERTY                     DATE CLOSED      PAR AMOUNT          2001(2)            RATE(3)           31, 2001           2001
--------                     -----------      ----------          ------             -------           --------           ----
Loveridge                    Nov-86         8,550,000         7,371,000             7.500%              98.6%         650-1,300
Mansions, The                May-86        19,450,000        19,230,000             7.250%              93.6%         410-1,350
Newport Village              Feb-87        13,000,000        12,853,000             7.250%              96.5%           376-690
North Glen                   Sep-86        12,400,000        12,683,000             7.500%              92.6%         575-1,010
Ocean Air                    Apr-98        10,000,000         9,887,000             7.250%              95.6%           590-690
Orchard Hills                Dec-86         5,650,000         5,586,000             7.250%              97.1%           475-815
Orchard Mill                 May-89        10,500,000        10,739,000             7.500%              93.7%           459-900
Pelican Cove                 Feb-87        18,000,000        17,797,000             7.250%              95.2%           390-725
Phoenix                      Apr-98         3,250,000         3,151,000             7.125%              98.4%           395-721
Reflections                  Nov-00        10,700,000        13,133,000             9.000%              94.6%           280-780
River Run                    Aug-87         7,200,000         7,855,000             8.000%              94.4%         351-1,034
Shannon Lake                 Jun-87        12,000,000        12,103,000             7.000%              90.8%           463-855
Silvercrest                  Sep-98         2,275,000         2,232,000             7.125%             100.0%           300-393
South Congress               May-00         6,300,000         6,444,000             7.500%              93.5%           303-504
Standiford                   Sep-99         9,520,000         9,356,000             7.125%              96.0%           395-650
Stonecreek                   Apr-98         8,820,000         8,635,000             7.125%              99.1%           654-993
Sunset Creek                 Mar-88         8,275,000         6,251,000             5.477%              93.1%           460-869
Sunset Downs                 Feb-87        15,000,000        11,332,000             5.477%              96.6%           535-810
Sunset Terrace               Feb-87        10,350,000         7,819,000             5.477%              95.7%           530-815
Sunset Village               Mar-88        11,375,000         8,593,000             5.477%              92.0%           520-840
Sycamore Woods               May-99         9,415,000         8,928,000             6.875%              96.8%         575-1,003
Tallwood                     Sep-99         6,205,000         6,135,000             7.250%              98.3%           597-680
Thomas Lake                  Sep-86        12,975,000        13,271,000             7.500%              95.8%         830-1,300
Village Green                Aug-00           503,528           521,000             7.500%                 *                  *
Village Green                Aug-00         3,078,000         3,184,000             7.500%              98.4%           380-485
Walnut Park Plaza            Apr-00         5,500,000         5,600,000             7.500%              85.7%           597-650
Williams Run                 Dec-00        12,650,000        12,596,000             7.650%              74.6%           554-751
Willow Creek                 Feb-87         6,100,000         6,031,000             7.250%             100.0%           565-810
                                          -----------------------------
Subtotal-Revenue Bonds Secured by
Stabilized Properties                     489,510,456       459,793,000
                                          -----------------------------

LEASE-UP PORTFOLIO
Barnaby Manor                Nov-99         4,500,000         4,526,000             7.375%              90.3%           850-975
Bay Colony                   Aug-00        10,100,000        10,330,000             7.500%              90.3%                 -
Chapel Ridge at
Little Rock                  Aug-99         5,600,000         5,428,000             7.125%              91.3%           397-845


                                     NUMBER OF
                                     COMPETING
PROPERTY                             PROPERTIES         NOTES
--------                             ----------         -----
Loveridge                               18               D,I
Mansions, The                           15               E,J
Newport Village                        181           E,J,R,T
North Glen                             371               E,J
Ocean Air                               60             E,J,K
Orchard Hills                          181             E,J,R
Orchard Mill                           371             E,J,K
Pelican Cove                           172               E,J
Phoenix                                 96             E,J,K
Reflections                              9             E,J,R
River Run                              184           E,J,R,T
Shannon Lake                           371               A,R
Silvercrest                            142             E,J,K
South Congress                         152             E,J,K
Standiford                              63             E,J,K
Stonecreek                               5             E,J,K
Sunset Creek                            37             C,G,S
Sunset Downs                            37             D,I,S
Sunset Terrace                          37             D,I,S
Sunset Village                          37             C,G,S
Sycamore Woods                          17             E,J,K
Tallwood                                86             C,H,K
Thomas Lake                             16               E,J
Village Green                            *             E,J,K
Village Green                           11             E,J,K
Walnut Park Plaza                       49             E,J,K
Williams Run                            10               C,G
Willow Creek                             7               E,J

Subtotal-Revenue Bonds Secured by Stabilized Properties


LEASE-UP PORTFOLIO
Barnaby Manor                           12             C,G,K
Bay Colony                              15               D,K
Chapel Ridge at
Little Rock                             83             E,J,K

                                                                                                                BOND TYPE
                                                                            LAST YEAR OF                         (LIHTC /
                                                                            CONSTRUCTION /    PARTICIPATING     501(c)3 /
PROPERTY                           LOCATION                  UNITS             REHAB              BOND          OTHER)(1)
--------                           --------                  -----             -----              ----          --------
Chapel Ridge at
Texarkana                      Texarkana, AR                    144              2000                No             LIHTC
College Park                   Naples, FL                       210              2000                No             LIHTC
Columbia at  Bells Ferry       Cherokee Co., GA                 272              2001                No             LIHTC
Falcon Creek                   Indianapolis, IN                 131              2000                No             LIHTC
Forest Hills                   Garner, NC                       136              2000                No             LIHTC
Gulfstream                     Dania, FL                         96              2000                No             LIHTC
Hamilton Gardens               Hamilton, NJ                     174              2001                No             LIHTC
Jubilee Courtyards             Florida City, FL                  98              1999                No             LIHTC
Lake Jackson                   Lake Jackson, TX                 160              2000                No             LIHTC
Lake Park                      Turlock, CA                      104              2000                No             LIHTC
Lakemoor                       Durham, NC                       160              2001                No             LIHTC
Lenox  Park                    Gainesville, GA                  292              2000                No             LIHTC
Madalyn Landing                Palm Bay, FL                     304              2000                No             LIHTC
Marsh Landing                  Portsmouth, VA                   250              2001                No             LIHTC
Millpond Village               East Windsor, CT                 360              2001                No             LIHTC
Mountain Ranch                 Austin, TX                       196              2001                No             LIHTC
Newark Commons                 New Castle, DE                   220              2001                No             LIHTC
Northpointe Village            Fresno, CA                       406              2000                No             LIHTC
Park Sequoia                   San Jose, CA                      81              2001                No             LIHTC
San Marcos                     San Marcos, TX                   156              2001                No             LIHTC
Summer Lake                    Davie, FL                        108              2001                No             LIHTC
Walnut Creek                   Austin, TX                        98              2001                No             LIHTC
Walnut Creek                   Austin, TX                         *                 *                No             LIHTC
                                                            ---------
Subtotal-Revenue Bonds Secured by properties in
lease-up stage                                                4,656
                                                            ---------
CONSTRUCTION BOND PORTFOLIO
Arbors at Creekside            Austin, TX                       176                 -                No             LIHTC
Armstrong Farm                 Jeffersonville, IN               168                 -                No             LIHTC
Belmont Heights Estates        Tampa, FL                        201                 -                No             LIHTC
Bluffview                      Denton, TX                       250                 -                No             LIHTC
Blunn Creek                    Austin, TX                       280                 -                No             LIHTC
Chandler Creek                 Round Rock, TX                   216                 -                No           501(c)3
Chapel Ridge at
Claremore                      Claremore, OK                    104                 -                No             LIHTC


                                                                                                         RENTAL         UNIT RENTAL
                                                             REVENUE BOND FAIR        STATED           OCCUPANCY        RATES AT
                                             REVENUE BOND   VALUE AT DECEMBER 31,    INTEREST          DECEMBER        DECEMBER 31,
PROPERTY                     DATE CLOSED      PAR AMOUNT          2001(2)            RATE(3)           31, 2001           2001
--------                     -----------      ----------          ------             -------           --------           ----
Chapel Ridge at
Texarkana                      Sep-99         5,800,000         5,833,000              7.375%              96.5%           320-685
College Park                   Jul-98        10,100,000         9,961,000              7.250%              94.7%           451-780
Columbia at  Bells Ferry       Apr-00        13,000,000        13,119,000              7.400%              63.7%           615-835
Falcon Creek                   Sep-98         6,144,600         6,062,000              7.250%              94.7%           425-800
Forest Hills                   Dec-98         5,930,000         5,696,000              7.125%              89.0%           550-650
Gulfstream                     Jul-98         3,500,000         3,445,000              7.250%              94.7%           502-633
Hamilton Gardens               Mar-99         6,400,000         6,181,000              7.125%              97.1%           625-730
Jubilee Courtyards             Sep-98         4,150,000         3,928,000              7.125%              98.0%           525-710
Lake Jackson                   Dec-98        10,934,000        10,430,000              7.000%              91.5%         550-1,095
Lake Park                      Jun-99         3,638,000         3,638,000              7.250%              99.0%           452-634
Lakemoor                       Dec-99         9,000,000         8,898,000              7.250%                 -                  -
Lenox  Park                    Jul-99        13,000,000        12,055,000              6.800%              91.7%           431-620
Madalyn Landing                Nov-98        14,000,000        13,349,000              7.000%              87.7%           425-599
Marsh Landing                  May-98         6,050,000         5,944,000              7.250%              97.6%           445-475
Millpond Village               Dec-00        14,300,000        14,724,000              7.550%              99.2%         477-1,020
Mountain Ranch                 Dec-98         9,128,000         8,863,000              7.125%              62.2%           586-814
Newark Commons                 May-00        14,300,000        14,236,000              7.300%              86.8%           630-980
Northpointe Village            Aug-98        13,250,000        13,679,000              7.500%              98.0%           388-583
Park Sequoia                   Oct-00         6,740,000         6,972,000              7.500%              96.3%         799-1,350
San Marcos                     May-00         7,231,000         7,273,000              7.375%              44.2%           645-819
Summer Lake                    Mar-00         5,600,000         5,651,000              7.400%             100.0%           289-828
Walnut Creek                   May-00         3,240,000         3,314,000              7.500%              98.0%           338-556
Walnut Creek                   May-00           360,000           344,000              7.500%                 *                  *
                                         -----------------------------------
Subtotal-Revenue Bonds Secured by properties
in lease-up stage                           205,995,600       203,879,000
                                         -----------------------------------
CONSTRUCTION BOND PORTFOLIO
Arbors at Creekside            Jun-01         8,600,000         8,796,000              8.000%                 -                 -
Armstrong Farm                 Oct-00         8,246,000         8,434,000              7.500%                 -                 -
Belmont Heights Estates        Jun-01         7,850,000         8,136,000              8.150%                 -                 -
Bluffview                      May-01        10,700,000        11,090,000              8.600%                 -                 -
Blunn Creek                    Aug-01        15,000,000        14,933,000              7.900%                 -                 -
Chandler Creek                 Oct-00        15,850,000        15,679,000              8.500%                 -                 -
Chapel Ridge at
Claremore                      Oct-00         4,100,000         4,193,000              7.500%                 -                 -


                                       NUMBER OF
                                       COMPETING
PROPERTY                               PROPERTIES         NOTES
--------                               ----------         -----
Chapel Ridge at
Texarkana                                    26           E,J,K
College Park                                 33             E,J
Columbia at Bells Ferry                       5             E,J
Falcon Creek                                252           E,J,K
Forest Hills                                152           C,H,K
Gulfstream                                    5           E,J,K
Hamilton Gardens                             16           C,H,K
Jubilee Courtyards                            2           E,J,K
Lake Jackson                                 10           E,J,K
Lake Park                                    24           E,J,K
Lakemoor                                     89             C,H
Lenox  Park                                  15           C,G,K
Madalyn Landing                               8           E,J,K
Marsh Landing                                23           E,J,K
Millpond Village                              2             C,G
Mountain Ranch                              475           C,H,K
Newark Commons                               35           E,J,K
Northpointe Village                         256           E,J,K
Park Sequoia                                165           E,J,K
San Marcos                                   25           D,I,K
Summer Lake                                   6           D,I,K
Walnut Creek                                  *             E,J
Walnut Creek                                152             E,J
Subtotal-Revenue Bonds Secured by
properties in lease-up stage

CONSTRUCTION BOND PORTFOLIO
Arbors at Creekside                        475         C,K,N,P,U
Armstrong Farm                             158         C,H,K,N,P
Belmont Heights Estates                    269           C,H,K,V
Bluffview                                   48           C,H,K,W
Blunn Creek                                475           C,H,K,X
Chandler Creek                              19         C,H,N,P,Y
Chapel Ridge at
Claremore                                    5           C,K,N,P

                                                     LAST YEAR            BOND TYPE                                    REVENUE BOND
                                                      OF CON-   PARTICI-   (LIHTC /                                   FAIR VALUE AT
                                                     STRUCTION  PATING    501(c)(3)/                    REVENUE BOND    DECEMBER 31,
PROPERTY                 LOCATION            UNITS    / REHAB    BOND      OTHER)(1)    DATE CLOSED     PAR AMOUNT         2001(2)
--------                 --------            -----    -------    ----      -------      -----------     ----------         -----
Chapel Ridge at Lowell   Lowell, AR           126        -        No        LIHTC         May-01        5,500,000        5,550,000
Cobb Park                Ft. Worth, TX        172        -        No        LIHTC         Jul-01        7,500,000        7,569,000
Grace Townhomes          Ennis, TX            112        -        No        LIHTC         May-00        5,225,600        5,345,000
Grandview Forest         Durham, NC            92        -        No        LIHTC         Dec-00        5,483,907        5,609,000
Greenbridge at
 Buckingham              Richardson, TX       242        -        No       501(c)(3)      Nov-00       19,735,000       19,009,000
Hidden Grove             Miami, FL            222        -        No        LIHTC         Sep-00        8,600,000        8,679,000
Hillside                 Dallas, TX           236        -        No        LIHTC         Dec-01       12,500,000       12,500,000
Knollwood Villas         Denton, TX           264        -        No        LIHTC         May-01       13,750,000       14,251,000
Lakeline                 Leander, TX          264        -        No       501(c)(3)      Nov-01       21,000,000       21,000,000
Lakewood Terrace         Belton, MO           152        -        No        LIHTC         Aug-01        7,650,000        7,720,000
Magnolia Arbors          Covington, GA        250        -        No        LIHTC         Apr-01       12,500,000       12,785,000
Midtown Square           Columbus, GA         144        -        No        LIHTC         Jun-01        5,600,000        5,651,000
Oak Hollow               Dallas, TX           150        -        No        LIHTC         Dec-01        8,625,000        8,625,000
Oaks at Hampton          Dallas, TX           250        -        No        LIHTC         Apr-00        9,535,000        9,362,000
Palm Terrace             Auburn, CA            80        -        No        LIHTC         Aug-01        4,460,000        4,552,000
Palm Terrace             Auburn, CA            *         -        No        LIHTC         Aug-01        1,542,381        2,021,000
Parks at Westmoreland    DeSoto, TX           250        -        No        LIHTC         Jul-00        9,535,000       11,053,000
Princess Anne House      Virginia Beach, VA   186        -        No        LIHTC         Apr-00        7,500,000        7,671,000
Red Hill Villas          Round Rock, TX       168        -        No        LIHTC         Dec-00        9,900,000        9,991,000
River's Edge             Green Island, NY     190        -        No        LIHTC         Nov-01       15,000,000       15,000,000
Riverside Meadows        Austin, TX           248        -        No        LIHTC         Dec-01       11,500,000       11,500,000
Running Brook            Miami, FL            186        -        No        LIHTC         Sep-00        8,495,000        8,573,000
Southwest Trails         Austin, TX           160        -        No        LIHTC         Aug-00        6,500,000        6,515,000
West Meadows             Colorado Spgs., CO   216        -        No        LIHTC         Dec-01       13,000,000       13,000,000
Westlake Village         Jackson, NJ          150        -        No        LIHTC         Nov-01        6,425,000        6,425,000
Westlake Village         Jackson, NJ           *         -        No        LIHTC         Nov-01          575,000          575,000
White Rock               San Antonio, TX      336        -        No       501(c)(3)      Dec-01       20,345,000       20,345,000
Woods Edge               Charlottesville, VA   97        -        No        LIHTC         Nov-00        4,850,000        4,961,000
                                            --------                                                 -------------------------------
Subtotal-Revenue Bonds Secured by
Properties in Construction                  6,338                                                     333,177,888      337,098,000
                                            --------                                                 -------------------------------


                                           RENTAL     UNIT RENTAL     NUMBER
                               STATED     OCCUPANCY     RATES AT       OF
                              INTEREST    DECEMBER    DECEMBER 31,  COMPETING
PROPERTY                       RATE(3)    31, 2001        2001      PROPERTIES  NOTES
--------                       -----      --------        ----      ----------  -----
Chapel Ridge at Lowell         5.500%         -            -            0       C,G,K
Cobb Park                      7.900%         -            -          259        A,Z
Grace Townhomes                7.500%         -            -            9      D,I,N,P
Grandview Forest               8.500%         -            -           82     D,I,K,N,P,AA
Greenbridge at
Buckingham                     7.400%         -            -           30      C,H,N,P
Hidden Grove                   7.400%         -            -          184     C,H,K,N,P
Hillside                       7.900%         -            -          676     C,K,N,P,B
                                                                               C,H,K,CC
Knollwood Villas               8.600%         -            -           48         BB
Lakeline                       8.100%         -            -            1      C,N,P,DD
Lakewood Terrace               7.900%         -            -            1     D,I,N,P,EE
Magnolia Arbors                7.500%         -            -            3      C,H,N,P
Midtown Square                 7.400%         -            -           38       A,N,P
                                                                               C,K,N,P,
Oak Hollow                     7.900%         -            -          676         HH
Oaks at Hampton                7.200%         -            -           11       C,G,K
Palm Terrace                   8.400%         -            -           14     C,G,K,N,P,KK
Palm Terrace                   9.500%         -            -            *     C,G,K,N,P
Parks at Westmoreland          7.500%         -            -           14     C,H,K,N,P
Princess Anne House            7.500%         -            -          250     C,H,K,N,P
Red Hill Villas                8.400%         -            -           19       C,K,LL
River's Edge                   7.700%         -            -            0        C,MM
Riverside Meadows              7.500%         -            -          475       C,K,NN
Running Brook                  7.400%         -            -           15      C,K,N,P
Southwest Trails               7.350%         -            -           15     D,I,K,N,P
West Meadows                   5.000%         -            -          208      C,K,N,P
Westlake Village               7.200%         -            -            3      C,K,N,P
Westlake Village               8.000%         -            -            *      C,K,N,P
White Rock                     7.750%         -            -          467      C,N,P,QQ
Woods Edge                     7.800%         -            -           20     D,I,N,P,RR

Subtotal-Revenue Bonds Secured by
Properties in Construction                                                        z


REHABILITATION BOND PORTFOLIO

                                                      LAST YEAR            BOND TYPE                                  REVENUE BOND
                                                       OF CON-   PARTICI-   (LIHTC /                                 FAIR VALUE AT
                                                      STRUCTION  PATING    501(c)3 /                 REVENUE BOND     DECEMBER 31,
PROPERTY                 LOCATION              UNITS   / REHAB    BOND      OTHER)(1) DATE CLOSED     PAR AMOUNT         2001(2)
--------                 --------              -----   -------    ----      -------   -----------     ----------         -----
Autumn Ridge             San Marcos, CA         192       -        No        LIHTC      Aug-00         9,304,230        9,818,000
King's Village           Pasadena, CA           313       -        No        LIHTC      Jul-00        17,650,000       18,259,000
Mecca Vineyards          Indio, CA              268       -        No        LIHTC      Nov-01        13,040,000       13,040,000
Mecca Vineyards          Indio, CA               *        -        No        LIHTC      Nov-01         1,500,000        1,500,000

Merchandise Mart         St. Louis, MO          213       -        No        LIHTC      Oct-01        25,000,000       25,000,000
Oakwood Manor            Little Rock, AR        200       -        No        LIHTC      Jun-01         5,010,000        5,227,000
Oakwood Manor            Little Rock, AR         *        -        No        LIHTC      Jun-01           440,000          459,000
Ocean Ridge              Federal Way, WA        192       -        No        LIHTC      Dec-01         6,675,000        6,675,000
Sherwood Lake            Tampa, FL              149       -        No        LIHTC      Apr-01         4,100,000        4,166,000
Silverwood               Lakewood, WA           107       -        No        LIHTC      Dec-01         3,300,000        3,300,000
Valley View & Ridgecrest Little Rock, AR        240       -        No        LIHTC      Oct-01         9,200,000        9,200,000

Subtotal-Revenue Bonds Secured by
properties undergoing rehabilitation          1,874                                                   95,219,230       96,644,000
                                             ---------                                             ---------------------------------
Subtotal- Tax-Exempt First Mortgage Bonds    24,599                                                1,123,903,174    1,097,414,000
                                             ---------                                             ---------------------------------

TAXABLE FIRST MORTGAGE BONDS
Chandler Creek           Round Rock, TX          *        *        No       501(c)(3)   Oct-00           350,000          382,000
Cobb Park                Ft. Worth, TX           *        *        No        LIHTC      Jul-01           285,000          303,000
Greenbriar               Concord, CA             *        *        No        LIHTC      May-99         2,015,000        2,030,000
Greenbridge at
 Buckingham              Richardson, TX          *        *        No       501(c)(3)   Nov-00           350,000          392,000
Hillside                 Dallas, TX              *        *        No        LIHTC      Dec-01           400,000          400,000
Lake Park                Turlock Park, CA        *        *        No        LIHTC      Jun-99           375,000          378,000
Lakeline                 Leander, TX             *        *        No       501(c)(3)   Dec-01           550,000          550,000
Lakes Edge at Walden     Miami, FL               *        *        No        Other      Jun-99         1,400,000        1,724,000
Magnolia Arbors          Covington, GA           *        *        No        LIHTC      Apr-01         1,000,000        1,002,000
Mecca Vineyards          Indio, CA               *        *        No        LIHTC      Nov-01           360,000          360,000
Midtown Square           Columbus, GA            *        *        No        LIHTC      Jun-01           235,000          235,000
Oaks at Hampton          Dallas, TX              *        *        No        LIHTC      Apr-00           525,000          529,000
Oakwood Manor            Little Rock, AR         *        *        No        LIHTC      Jun-01           765,000          813,000
Ocean Ridge              Federal Way, WA         *        *        No        LIHTC      Dec-01         2,325,000        2,325,000
Parks at Westmoreland    DeSoto, TX              *        *        No        LIHTC      Jul-00           455,000          458,000
Princess Anne House      Virginia Beach, VA      *        *        No        LIHTC      Apr-00           125,000          133,000
Red Hill Villas          Round Rock, TX          *        *        No        LIHTC      Dec-00           400,000          425,000

                                           RENTAL     UNIT RENTAL    NUMBER
                               STATED     OCCUPANCY     RATES AT       OF
                              INTEREST    DECEMBER    DECEMBER 31,  COMPETING
PROPERTY                       RATE(3)    31, 2001        2001      PROPERTIES  NOTES
--------                       -------    --------        ----      ----------  -----
Autumn Ridge                   7.650%       97.4%       606-847        11       E,J,K
King's Village                 7.500%       98.7%       383-896        12       E,J,K
Mecca Vineyards                7.750%         -            -           27       C,K,FF
Mecca Vineyards                7.250%         *            *            *        C,K
                                                                               C,K,O,P,
Merchandise Mart               8.000%         -            -           186        GG
Oakwood Manor                  8.500%       41.0%       332-441        94      C,H,K,II
Oakwood Manor                  7.650%         *            *            *       C,H,K
Ocean Ridge                    7.750%         -            -           57       C,K,JJ
Sherwood Lake                  8.450%       58.4%       370-480        269     C,G,K,OO
Silverwood                     8.000%         -            -           10       C,K,PP
Valley View & Ridgecrest       5.000%         -            -           94       C,G,K

Subtotal-Revenue Bonds Secured by
properties undergoing rehabilitation

Subtotal- Tax-Exempt First Mortgage Bonds


TAXABLE FIRST MORTGAGE BONDS
Chandler Creek                 9.750%         *            *            *      F,N,P,SS
Cobb Park                      9.500%         *            *            *         F
Greenbriar                     9.000%         *            *            *        F,K
Greenbridge at Buckingham     10.000%         *            *            *       F,N,P
Hillside                       9.250%         *            *            *      F,K,N,P
Lake Park                      9.000%         *            *            *        F,K
Lakeline                       9.650%         *            *            *       F,N,P
Lakes Edge at Walden          11.000%         *            *            *         F
Magnolia Arbors                8.950%         *            *            *       F,N,P
Mecca Vineyards                9.000%         *            *            *        F,K
Midtown Square                 8.950%         *            *            *       F,N,P
Oaks at Hampton                9.000%         *            *            *        F,K
Oakwood Manor                  9.500%         *            *            *        F,K
Ocean Ridge                    8.750%         *            *            *        F,K
Parks at Westmoreland          9.000%         *            *            *      F,K,N,P
Princess Anne House            9.500%         *            *            *      F,K,N,P
Red Hill Villas                9.500%         *            *            *        F,K

                                                    LAST YEAR            BOND TYPE                                   REVENUE BOND
                                                     OF CON-   PARTICI-   (LIHTC /                                  FAIR VALUE AT
                                                    STRUCTION  PATING    501(c)(3)/                 REVENUE BOND     DECEMBER 31,
PROPERTY                 LOCATION          UNITS     / REHAB    BOND      OTHER)(1)    DATE CLOSED   PAR AMOUNT         2001(2)
--------                 --------          -----     -------    ----      -------      -----------   ----------         -------
Riverside Meadows        Austin, TX          *          *        No        LIHTC         Dec-01       200,000          200,000
Silverwood               Lakewood, WA        *          *        No        LIHTC         Dec-01       525,000          525,000
White Rock               San Antonio, TX     *          *        No       501(c)(3)      Dec-01       430,000          430,000
Williams Run             Dallas, TX          *          *        No       501(c)(3)      Dec-00       200,000          207,000

Subtotal-Taxable Bonds                                                                             13,270,000       13,801,000
                                                                                               -------------------------------
Total First Mortgage Bonds                                                                      1,137,173,174    1,111,215,000
                                                                                               -------------------------------

OTHER TAX-EXEMPT SUBORDINATE BONDS
Draper Lane              Silver Spring, MD  406                  No        Other         Feb-01    11,000,000       11,000,000
Museum Tower             Philadelphia, PA   286                  No        Other         Nov-00     6,000,000        6,000,000
Park at Landmark         Alexandria, VA     396                  No        Other         Sep-00     9,500,000        9,500,000

Subtotal-Subordinate Bonds                1,088                                                    26,500,000       26,500,000
                                         ---------                                             -------------------------------
Total Revenue Bonds                       1,088                                                 1,163,673,174    1,137,715,000
                                         ---------                                             -------------------------------

                                           RENTAL     UNIT RENTAL     NUMBER
                               STATED     OCCUPANCY     RATES AT       OF
                              INTEREST    DECEMBER    DECEMBER 31,  COMPETING
PROPERTY                       RATE(3)    31, 2001        2001      PROPERTIES  NOTES
--------                       -----      --------        ----      ----------  -----

Riverside Meadows              8.750%         *            *            *        F,K
Silverwood                     8.750%         *            *            *        F,K
White Rock                     9.500%         *            *            *       F,N,P
Williams Run                   9.250%         *            *            *         F

Subtotal-Taxable Bonds

Total First Mortgage Bonds


OTHER TAX-EXEMPT SUBORDINATE BONDS
Draper Lane                   10.000%        NAP          NAP                    C,H
Museum Tower                   8.250%        NAP          NAP                    C,G
Park at Landmark               8.750%        NAP          NAP                    C,G

Subtotal-Subordinate Bonds

Total Revenue Bonds

1. LIHTC bonds are bonds for which the owner of the Underlying Property is eligible to receive Low Income Housing Tax Credits. Bonds for which the obligor is a non-for- profit entity under Section 501( c)(3) of the Internal Revenue Code are classified as 501 ( c)(3) bonds. Other bonds are those which are neither LIHTC or 501( c)(3) bonds.

2. The Revenue Bonds are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 2001 in accordance with FAS 115.

3. The stated interest rate represents the coupon rate of the Revenue Bond at December 31, 2001.

A.   Owned by the Company, not including its consolidated subsidiaries.
B.   Owned by CM Holding, a consolidated subsidiary of the Company (see Merger)
C. Owned by CharterMac Equity Issuer Trust, a consolidated subsidiary of the Company (see Merger)
D. Owned by CharterMac Origination Trust I, a consolidated subsidiary of the Company (see Merger)
E. Owned by CharterMac Owner Trust I, a consolidated subsidiary of the Company (see Merger)
F.   Owned by CharterMac Corporation, a consolidated subsidiary of the Company.
G. Held by Merrill Lynch as collateral for secured borrowings (see P-FLOATS/RITES below).
H. Held by Merrill Lynch as collateral in connection with the Merrill Lynch P-FLOATS/RITES Program (see P-FLOATS/RITES below).
I. Held as collateral in connection with the TOP (see Private Label Tender Option Program below).
J. Transferred to CharterMac Owner Trust I in connection with the TOP (see Private Label Tender Option Program below).
K. The obligors of these Revenue Bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.
L. The original owner of the Underlying Property and obligor of the Revenue Bond has been replaced with an affiliate of the Manager.

M.   The minimum interest rate is the cash flow of the property
N. In the event the construction of the Underlying Property is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.
O. In the event the rehabilitation of the Underlying Property is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.
P. All of the "puts" (see N and O above) are secured by a letter of credit issued by the construction lender to the Company.
Q. The Revenue Bond is currently awaiting approval from the Issuer for modification. The Company is confident that the modification will occur and has therefore shown the terms of the Revenue Bond as per a forbearance agreement which mirrors the terms of the Revenue Bond modification.
R.   The Company received participating interest during 2001.
S. A third party has the option to acquire these Revenue Bonds for an aggregate price of $35,250,000. The notice to exercise the option, on or about March 18, 2002, was re- ceived by the Company on February 15, 2002.
T. The Company is permitted to call the Revenue Bond with six months written notice.
U. The interest rate for this Revenue Bond is 8.5% through September 1, 2002 and 7.5% thereafter.
V. The interest rate for this Revenue Bond is 8.15% through March 1, 2003 and 7.6% thereafter.
W. The interest rate for this Revenue Bond is 8.6% through August 1, 2002 and 7.6% thereafter.
X. The interest rate for this Revenue Bond is 7.9% through November 1, 2002 and 7.4% thereafter.
Y. The interest rate for this Revenue Bond is 8.5% through November 1, 2002 and 7.6% thereafter.
Z. The interest rate for this Revenue Bond is 7.9% through December 1, 2002 and 7.4% thereafter.
AA. The interest rate for this Revenue Bond is 8.5% through January 1, 2003 and 7.5% thereafter.
BB. The interest rate for this Revenue Bond is 7.9% through March 1, 2003 and 7.0% thereafter.
CC. The interest rate for this Revenue Bond is 8.6% through August 1, 2002 and 7.6% thereafter.
DD. The interest rate for this Revenue Bond is 8.1% through November 1, 2003 and 7.7% thereafter.
EE. The interest rate for this Revenue Bond is 7.9% through October 1, 2002 and 7.4% thereafter.
FF. The interest rate for this Revenue Bond is 7.75% through February 1, 2003 and 7.25% thereafter.
GG. The interest rate for this Revenue Bond is 8.0% through March 1, 2003 and 7.5% thereafter.
HH. The interest rate for this Revenue Bond is 7.9% through March 1, 2003 and 7.0% thereafter.
II. The interest rate for this Revenue Bond is 8.5% through September 1, 2002 and 7.65% thereafter.
JJ. The interest rate for this Revenue Bond is 7.75% through November 1, 2002 and 6.95% thereafter.
KK. The interest rate for this Revenue Bond is 8.4% through January 1, 2003 and 7.4% thereafter.
LL. The interest rate for this Revenue Bond is 8.4% through December 1, 2002 and 7.4% thereafter.
MM. The interest rate for this Revenue Bond is 7.7% through December 1, 2003 and 7.2% thereafter.
NN. The interest rate for this Revenue Bond is 7.5% through April 1, 2003 and 7.0% thereafter.
OO. The interest rate for this Revenue Bond is 8.45% through October 1, 2002 and 7.45% thereafter.
PP. The interest rate for this Revenue Bond is 8.0% through September 1, 2002 and 7.2% thereafter.
QQ. The interest rate for this Revenue Bond is 7.75% through April 1, 2003 and 7.7% thereafter.
RR. The interest rate for this Revenue Bond is 7.8% through November 1, 2002 and 7.5% thereafter.
SS. The interest rate for this Revenue Bond is 9.75% through November 1, 2002 and 9.25% thereafter.

ACCESSING MULTIPLE FORMS OF CAPITAL

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company will need to continue to access additional capital. The Company uses a combination of equity offerings and securitizations of its assets in order to finance additional investments in Revenue Bonds. The Company's diverse access to capital provides financial flexibility and enables the Company to not have to rely on one single source of debt or equity. Further, the particular structure of each capital source has attributes that may make it more accommodating to certain investors or more favorably received in the then current climate of the capital markets.

The Company has primarily used two sources of capital: collateralized debt securitizations and equity offerings. The most efficient and economical source of capital is securitization. The Company has two primary securitization programs: the Private Label Tender Option Program ("TOP") and the P-FLOATS/RITES-SM- program. Securitizations continue to offer the lowest cost of capital, albeit with certain covenants and leverage limits. Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value; this leverage restriction is generally consistent or more conservative than leverage covenants on the Company' s securitized debt. The Company's conservative capital structure therefore requires periodic equity offerings to maintain leverage within required limits.

During 2001, the Company's growth was financed by the Private Label Tender Option Program, new common share public offerings, preferred share offerings by a subsidiary, and securitization transactions as well as funds generated from operations in excess of distributions. The Company's continued growth is expected to be financed by new issuances of Common Shares, the TOP or similar programs, additional securitization transactions and funds generated from operations in excess of distributions. During 2002, the Company expects to raise funds through additional common share, preferred share and Convertible Community Reinvestment Act Preferred Share offerings ("Convertible CRA Shares"); however, there can be no assurance that these initiatives will be successful.

PUBLIC OFFERINGS

On February 21, 2002, the Company sold to the public 6.3 million Common Shares at a price of $15.47 per share. The net proceeds from this offering, approximating $92.5 million, will be used primarily to fund additional investments in Revenue Bonds and for general corporate purposes.

On November 8, 2001, the Company sold to the public 3.7 million Common Shares at a price of $15.00 per share. The net proceeds from this offering, approximating $51.8 million, were used to fund additional investments in Revenue Bonds and for general corporate purposes.

On May 10, 2001, the Company sold to the public 8.4 million Common Shares at a price of $14.64 per share. The net proceeds from this offering, approximating $115.7 million, were used to fund additional investments in Revenue Bonds, reduce outstanding debt and for general corporate purposes.

PREFERRED EQUITY ISSUANCES

One of CharterMac's subsidiaries, Equity Issuer, has issued preferred shares to institutional investors with an aggregate liquidation amount of approximately $218.5 million, issued as follows: $90.0 million in 1999, $79.0 million in 2000 and $49.5 million in 2001. The Cumulative Preferred Shares are not convertible into Common Shares of Equity Issuer or the Company's Common Shares. The Cumulative Preferred Shares have an annual preferred dividend payable quarterly in arrears, but only upon declaration thereof by Equity Issuer's board of trustees and only to the extent of Equity Issuer's tax-exempt income (net of expenses) for the particular quarter. Since inception, all quarterly distributions have been declared at the stated annualized dividend rate for each respective series and all distributions so declared have been paid. See Item 5, "Market for the Company's Common Shares and Related Shareholder Matters" for more detailed information.

PRIVATE LABEL TENDER OPTION PROGRAM

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400 million. On December 7, 2000, the Company refined the structure the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500 million.

As of December 31, 2001, the Company has contributed 64 issues of Revenue Bonds in the aggregate par amount of approximately $578 million to CharterMac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company. The Origination Trust then contributed 47 of its Revenue Bonds, with an aggregate par amount of approximately $428 million, to CharterMac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2001, four such Series Trusts were created: two "California only" series that had 17 issues of Revenue Bonds in the aggregate par amount of approximately $123 million and two "National" (non-state specific) series that had 37 issues of Revenue Bonds in the aggregate par amount of approximately $319 million.

Each Series Trust issues two equity certificates: (i) a Senior Certificate, which has been deposited into another Delaware business trust (a "Certificate Trust") which issues and sells "Floater Certificates" representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in each Series Trust, which has been issued to the Origination Trust. At December 31, 2001, the California only and National Series Trusts had Floater Certificates with an outstanding amount of $70 million and $205 million, respectively.

The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $150 million) are additional collateral for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in and does not control the Certificate Trusts.

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

The Company's cost of funds relating to the TOP (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 3.5%, 5.4% and 4.5% for the years ended December 31, 2001, 2000 and 1999, respectively.

P-FLOATS/RITES

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

In order to facilitate the securitization under the P-FLOATS program, the Company has pledged certain additional Revenue Bonds, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 2001, the total par amount of such additional Revenue Bonds, cash and cash equivalents and temporary investments pledged as collateral was approximately $148 million.

During the year 2001, the Company transferred 13 Revenue Bonds with an aggregate par amount of approximately $142 million to the P-FLOATS/RITES program and received proceeds of approximately $135 million. Additionally, the Company repurchased five Revenue Bonds with an aggregate par value of approximately $55 million.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 3.72%, 4.96% and 4.8%, for the years ended December 31, 2001 and for the period June 29, 1999 (inception of this program) through December 31, 1999, respectively.

OTHER DEBT

In December 2001, CM Corp. acquired of 80% of PWF common stock for approximately $34.9 million, of which, approximately $21.6 million was financed and $7.6 million was paid in cash. Additionally, the Company repaid a $5.7 million loan on behalf of PWF. The acquisition loan commitment ("PWF Acquisition Loan") is $40 million, with an aggregate loan advance of up to $30 million during the first three months, subject to a maximum advance ratio of 80% of the value of PWF's mortgage servicing portfolio, following the PWF acquisition and loan closing. At the time of closing, $27.3 million ("Initial Advance") of the facility was drawn. CM Corp. may request a resizing of the loan, up to the maximum facility size of $40 million, in order to generate additional funding ("Final Advance") that may be required for the remaining 20% stock ownership of PWF. The Final Advance would equal the lesser of 100% of the cost of the remaining 20% equity interests of PWF or an amount that represents an overall maximum advance of 75% of the value of the PWF mortgage servicing portfolio at the time of the Final Advance.

The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%. The loan is interest only for the first twelve months. Beginning in month thirteen and through the remaining loan term, quarterly straight-line principal amortization on the Initial Advance is paid based on a ten-year amortization period. Additionally, after receiving the Final Advance, additional quarterly straight-line principal amortization payments on the Final Advance will be made based on the remaining years of the amortization period for the Initial Advance.

PWF has a $50 million multi-family revolving warehouse facility, which will expire on May 31, 2002. At December 31, 2001, the facility was temporarily increased to $160 million and had outstanding borrowings of $ 29.3 million at an interest rate of 30-day LIBOR plus 1.00%, which resets daily, with a LIBOR floor of 3%. At December 31, 2001, the interest rate was 4.0%. Borrowings under the line of credit are collateralized by PWF's ownership interests in the original mortgage notes. At December 31, 2001, PWF was in compliance with all covenants of the facility.

PWF is the guarantor for a $35 million loan and security agreement for Larson, which will expire on May 31, 2002. The interest rate for the agreement is the lower of 30 day LIBOR plus 209 basis points or the 30 day Treasury Bill rate plus 205 basis points. At December 31, 2001, there were no outstanding borrowings under the agreement. At December 31, 2001, the Company and Larson were in compliance with all covenants of the agreement.

PWF also has another $100 million secured, revolving mortgage warehouse facility, subject to annual renewal during December of each year. CM Corp is a guarantor of this warehouse facility. The interest rate for each warehouse advance must be selected by the Company from the following two alternatives:
LIBOR (for the estimated duration of the advance) plus 125 basis points or Prime plus 12.5 basis points (the default rate). At December 31, 2001 there were no outstanding borrowings under the facility. At December 31, 2001, the Company was in compliance with all covenants of the facility.

ATEBT MERGER

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

Pursuant to the Merger Agreement, each share of beneficial ownership in ATEBT issued and outstanding was converted into 1.43112 Common Shares of the Company. Following the ATEBT Merger, previous ATEBT shareholders own 2,115,722 Common Shares (representing approximately 9.3% of the outstanding Common Shares at the time of the merger) of the Company.

COMPETITION

The Company, from time to time, may be in competition with private investors, mortgage banking companies, lending institutions, quasi-governmental agencies such as Fannie Mae and FHA, trust funds, mutual funds, domestic and foreign credit enhancers, bond insurers, investment partnerships and other entities with objectives similar to the Company. Although the Company operates in a competitive environment, competitors focused on providing tax-exempt financing on multifamily housing consistent with the Company's custom-designed programs are relatively few.

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

In addition, the Company is also in competition with 26 licensed DUS lenders which originate multifamily mortgages on behalf of Fannie Mae. However, the Company, through PWF, is better positioned to offer a full range of financing programs on both affordable and market-rate multifamily housing. PWF's origination groups are able to cross market the Company's tax-exempt Revenue Bonds and Related Capital's Low Income Tax Credit equity with its loan products, thereby offering developers a single, streamlined execution.

The Manager and/or its affiliates have formed, and may continue to form, various entities to engage in businesses that may be competitive with the Company. However, the Company's relationship with the Manager and its affiliates offers developers different products for all their financing needs, including pre-development loans, bridge loans and federal Low Income Tax Credit Equity. These "Capital Solutions" enable developers to have a single, streamlined process, which reduces the time and cost of financing. As a result, the savings in time and up-front costs and the certainty of execution that the Company offers developers enables the Company to receive above-market rates of interest on our Revenue Bonds.

EMPLOYEES

CharterMac and each of its subsidiaries have entered into separate management agreements with Related Charter L.P. and/or CM Corp. pursuant to which they provide each respective entity with investment advice, portfolio management, and all other services vital to such entity's operations.

Prior to the acquisition of PWF in December 2001, the Company had no employees. PWF operates as a stand-alone entity and is actively self-managed with its own employees. Thus on a consolidated basis, the Company had 145 employees as of December 31, 2001. These employees are not a party to any collective bargaining agreement.

REGULATORY MATTERS

Neither CharterMac nor its subsidiaries are registered under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The Company would not be able to conduct its activities as it currently conducts them if it was required to register.

CharterMac at all times intends to conduct its, and those of its subsidiaries' activities, so as not to become regulated as an "investment company" under the Investment Company Act. While CharterMac is not an "investment company" under the Investment Company Act, if one of CharterMac's subsidiaries were deemed to be an "investment company," CharterMac could also be subject to regulation under the Investment Company Act. There are a number of exemptions from registration under the Investment Company Act that CharterMac believes applies to it and its subsidiaries, and which CharterMac believes make it possible for the Company not to be subject to registration under the Investment Company Act.

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

Since 1986, the Internal Revenue Code has provided that any Revenue Bond which is a "private activity bond" (other than certain refunding bonds and bonds issued for Section 501(c)(3) organizations) must receive an allocation of "volume cap" from the governmental issuer of the bond. The amount of volume cap was established in 1986 and was not indexed for inflation. Thus, the amount of available volume cap in real dollars has decreased each year, reducing the number of projects that may be financed with private activity bonds. On December 21, 2000, President Clinton signed into law an omnibus funding bill (H.R. 4577) containing $31.5 billion in tax cuts. Included in the law are provisions increasing both the low-income housing tax credit and tax exempt bond volume caps over a two year period as follows: (i) the tax credit cap has been increased to $1.50 per capita in 2001 and will be $1.75 per capita in 2002; (ii) the bond volume cap has been increased to the greater of $62.50 per resident or $187.5 million in 2001 and will be $75 per resident or $225 million in 2002. Both volume caps are indexed for inflation beginning in 2003.

Item 2.  Properties

The Company leases office space as follows:

Mineola, New York. In 1997, PWF entered into a 10 year, 2 month lease for an office facility. The lease expires in 2007.

Bernardsville, New Jersey. In 1999, Larson entered into a 5 year lease for an office facility. The lease expires in 2004.

Dallas, Texas. In 2000, PWF entered into a 5 year lease for an office facility. The lease expires in 2005.

The Manager leases office space located at 625 Madison Avenue, New York, New York, 10022.

The Company and the Manager believe that these facilities are suitable for current requirements and contemplated future operations.

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

Item 4.  Submission of Matters to a Vote of Shareholders

None.

                                     PART II


Item 5.  Market for the Company's Common Shares and Related Shareholder Matters.

As of March 20, 2002, there were 3.551 registered shareholders owning 41,152,738 Common Shares. The Company's Common Shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol "CHC". Prior to October 1, 1997, there was no established public trading market for the Company's Common Shares.

The high and low prices for each quarterly period of the last two years during which the Common Shares were traded are as follows:


                                           2001                2001                 2000                2000
QUARTER ENDED                              LOW                 HIGH                 LOW                 HIGH
-------------                              ---                 ----                 ---                 ----
March 31                                 $13.300              $16.100             $11.250              $12.375
June 30                                  $14.210              $15.950             $11.375              $12.813
September 30                             $15.000              $15.990             $12.188              $14.250
December 31                              $14.750              $16.480             $12.400              $13.930

The last reported sale price of Common Shares on the American Stock Exchange on March 20, 2002 was $16.03.

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

All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. For the years ended December 31, 1997 and 1998 the Company did not grant any options since its distributions per Common Share did not exceed the minimum threshold of $0.9517 per Common Share. In 2001, 2000 and 1999, the Company distributed $1.14, $1.07 and $0.995 per Common Share, respectively, thus enabling the Compensation Committee, at its discretion, to issue options.

On May 1, 2000, options to purchase 297,830 Common Shares were granted to officers of the Company and certain employees of an affiliate of the Manager, none of who are employees of the Company. The exercise price of these options is $11.5625 per share. The term of each option is ten years. The options vest in equal installments on May 1, 2001, 2002 and 2003. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The 297,830 options granted on May 1, 2000 had an estimated fair value at December 31, 2001 of $.90 per option grant, or a total of $268,047. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001: dividend yield of 7.38%, expected volatility of 24%, and expected lives of ten years. On May 1, 2001, one-third, or 99,276, of the options vested, of which 69,568 were exercised, leaving a balance of 228,262. The Company recorded compensation cost of $168,936 and $109,952 during the years ended December 31, 2001 and 2000, respectively, relating to these option grants.

COMMON SHARE REPURCHASE PLAN

GENERAL

On October 9, 1998, the Board of Trustees authorized the implementation of a Common Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Common Shares. The repurchases, if any, are to be made in the open market and the timing is dependent on the availability of Common Shares and other market conditions. As of December 31, 2001, the Company had acquired 8,400 of its Common Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Common Shares are accounted for as treasury Common Shares of beneficial interest.

PREFERRED EQUITY ISSUANCE BY SUBSIDIARY

One of the Company's subsidiaries, Equity Issuer, has issued preferred shares to institutional investors with an aggregate liquidation amount of approximately $218.5 million. Attributes of each series of Cumulative Preferred Shares are as follows:


                            DATE OF          NUMBER OF        LIQUIDATION          TOTAL FACE       DIVIDEND
PREFERRED SERIES            ISSUANCE          SHARES       PREFERENCE PER SHARE      AMOUNT           RATE
--------------------- --------------------- ------------ ----------------------- --------------- --------------
Series A              June 29, 1999              45            $2,000,000          $90,000,000       6.625%
Series A-1            July 21, 2000              48               500,000           24,000,000       7.100%
Series A-2            October 9, 2001            62               500,000           31,000,000       6.300%
Series B              July 21, 2000             110               500,000           55,000,000       7.600%
Series B-2            October 9, 2001            37               500,000           18,500,000       6.800%

The Series A Cumulative Preferred Shares, Series A-1 Cumulative Preferred Shares and Series A-2 Cumulative Preferred Shares are collectively referred to as the "Series A Shares". The series B Subordinate Cumulative Preferred Shares and Series B-1 Subordinate Cumulative Preferred Shares are collectively referred to as the "Series B Shares". The Series A Shares and the Series B Shares are collectively referred to as the "Cumulative Preferred Shares".

The Cumulative Preferred Shares are not convertible into Common Shares of Equity Issuer or CharterMac's Common Shares. The Cumulative Preferred Shares have an annual preferred dividend payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, but only upon declaration thereof by Equity Issuer's board of trustees and only to the extent of Equity Issuer's tax-exempt income (net of expenses) for the particular quarter. Since inception, all quarterly distributions have been declared at the stated annualized dividend rate for each respective series and all distributions so declared have been paid.

In connection with the initial offering of Cumulative Preferred Shares, CharterMac contributed 100% of its ownership interests in the Origination Trust to Equity Issuer, a Delaware business trust and an indirectly-owned subsidiary in which CharterMac owns 100% of the common equity. As a result, Equity Issuer became the direct and indirect owner of all of the Revenue Bonds held by the Origination Trust and the Owner Trust (see discussion of Private Label Tender Option Program, in Item 1). In addition to contributing the ownership of the Origination Trust, CharterMac also contributed certain additional Revenue Bonds to Equity Issuer.

The Series A Shares all have identical terms except as to the distribution commencement date, the annual preferred dividend rate and the liquidation amount per share. Equity Issuer may not redeem the Series A Shares before June 30, 2009 and they are subject to mandatory tender for remarketing and purchase on such date and each remarketing date thereafter at a price equal to their respective per share liquidation amounts plus an amount equal to all distributions accrued but unpaid on Series A Shares. Holders of the Series A Shares may elect to retain their shares upon remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. Each holder of the Series A Shares will be required to tender its shares to Equity Issuer for mandatory repurchase on June 30, 2049, unless Equity Issuer decides to remarket the shares on such date.

The Series A Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of Equity Issuer, senior to the Series B Shares and all classes or series of Common Shares of Equity Issuer and, therefore, effectively rank senior to the Company's Common Shares, Convertible CRA Shares, and preferred shares, if any.

The Series B Shares all have identical terms, except as to the distribution commencement date and the annual preferred dividend rate. Equity Issuer may not redeem the Series B Shares before November 30, 2010 and they are subject to mandatory tender for remarketing and purchase on such date under the same terms as the Series A Shares. After that date, all or a portion of the shares may be redeemed, subject to certain conditions. Each holder of the Series B Shares will be required to tender its shares to Equity Issuer for mandatory repurchase on November 30, 2050, unless Equity Issuer decides to remarket the shares on such date.

The Series B Shares rank with respect to payment of distributions and amounts upon liquidation, dissolution or winding up of Equity Issuer, senior to all classes or series of Common Shares of Equity Issuer and, therefore, effectively rank senior to the Company's Common Shares, Convertible CRA Shares, and preferred shares, if any, and junior to the Series A Shares.

Equity Issuer is subject to, among others, the following covenants with respect to the Cumulative Preferred Shares:

TAX-EXEMPT INTEREST AND DISTRIBUTIONS Equity Issuer may only acquire new investments that it reasonably believes will generate interest and distributions excludable from gross income for federal income tax purposes. Equity Issuer will dispose of any investment the interest on which becomes includable in gross income for federal income tax purposes, for any reason, as soon as commercially practicable.

LEVERAGE Equity Issuer will not, and will not permit any of its subsidiaries to, directly or indirectly, incur any obligation except if (i) Equity Issuer is not in default under its trust agreement, (ii) Equity Issuer has paid or declared and set aside for payment all accrued and unpaid distributions on the Cumulative Preferred Shares, and (iii) after giving effect to the incurrence of the obligation, the leverage ratio on the Company's portfolio is less than 0.6 to 1.0.

FAILURE TO PAY DISTRIBUTION If Equity Issuer has not paid in full six consecutive quarterly distributions on Equity Issuer preferred shares, Equity Issuer is required to reconstitute its board of trustees so that a majority of the board of trustees consists of trustees who are independent with respect to Equity Issuer, the Company, the Company's Manager or Related Capital.

ALLOCATION OF TAXABLE INTEREST INCOME AND MARKET DISCOUNT Equity Issuer will specially allocate taxable interest income and market discount that is taxable as ordinary income to the Company. Market discount, if any, may arise where Equity Issuer acquires a bond other than upon its original issuance for less than its stated redemption price at maturity and the difference is greater than a de minimis amount (generally 1/4 of 1% of bond's stated redemption price at maturity multiplied by the number of complete years to maturity).

LIMITATION ON ISSUANCE OF PREFERRED EQUITY INTERESTS Equity Issuer may not issue preferred equity interests that are senior to the Series A and A-1 Preferred Shares without the consent of a majority of the holders of the Series A and A-1 Preferred Shares. Equity Issuer may not issue any preferred equity interests that are equal in rank to the Cumulative Preferred Shares unless certain conditions are met, including that the amount of such preferred equity interests is limited, Equity Issuer has paid or declared and set aside for payment all accrued and unpaid distributions on the Cumulative Preferred Shares to holders, and there is no default or event of default under Equity Issuer's trust agreement.

CONVERTIBLE COMMUNITY REINVESTMENT ACT PREFERRED SHARE OFFERINGS

The Company has completed two issuances of Convertible CRA Shares, raising net proceeds of approximately $34 million. As of December 31, 2001, the Company had 1,882,364 Convertible CRA Shares outstanding, which are convertible at the holders' option into 1,764,663 Common Shares.

The Convertible CRA Shares enable financial institutions to receive positive consideration under the Community Reinvestment Act ("CRA") as a "qualified investment". The Company has developed a proprietary method for specially allocating these CRA "credits" to specific financial institutions that invest in these Convertible CRA Shares. Other than the preferred allocation of CRA credits, the investors receive the same economic benefits as the Company's common shareholders, including receipt of the same dividends per share as those paid to the Company's common shareholders. Other than on matters relating to the terms of these Convertible CRA Shares or to amendments to the Trust Agreement, which would adversely affect the powers, preferences, privileges or rights of these Convertible CRA Shares, the Convertible CRA Shares do not have any voting rights. The Company's earnings are allocated pro rata among Common Shares and Convertible CRA Shares, and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company. The investors, at their option, have the ability to convert their Convertible CRA Shares into Common Shares at the conversion price specified below. Upon conversion, the investors will no longer be entitled to a special allocation of any CRA credit.


                  ISSUANCE DATE                    CONVERSION PRICE            CONVERSION RATIO
                  ---------------------------- -------------------------- ----------------------------
                  May 10, 2000                          $15.33                      0.9217
                  December 20, 2000                     $14.60                      0.9678

The Company may raise additional equity in the future from similar financial institutions that can utilize the regulatory benefits that have not previously been allocated to other holders of the Company's Convertible CRA Shares. While these future offerings could be a source of additional equity, it is only one of many potential sources. Furthermore, there is no assurance that the Company will be able to consummate such transactions at all or on favorable terms. In addition, this potential source of liquidity would be eliminated if the applicable federal regulatory agencies were to determine that an investment in the Convertible CRA Shares did not result in the financial institutions being able to receive these regulatory benefits.

OTHER

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Common Shares valued at their fair market value on the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or Common Shares. As of December 31, 2001 and 2000, 5,553 and 3,552 Common Shares, respectively, having an aggregate value on the date of issuance of $75,000 and $45,000, respectively, were issued to the independent trustees as compensation for their services. An additional 1,830 shares, with an aggregate value of $30,000 at issuance, were issued to the independent trustees in January 2002 as compensation for their 2001 service.

DISTRIBUTION INFORMATION

DISTRIBUTIONS PER SHARE

The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares (collectively, "Shares"), and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company. Quarterly cash distributions per Share for the years ended December 31, 2001 and 2000 were as follows:

                                                  SHAREHOLDERS OF THE COMPANY
                               -------------------------------------------------------------------
CASH DISTRIBUTION FOR                 DATE                  PER                TOTAL AMOUNT
QUARTER ENDED                         PAID                 SHARE               DISTRIBUTED
------------------------------ --------------------- -------------------- ------------------------
March 31, 2001                       5/15/01                $0.275              $ 6,954,856
June 30, 2001                        8/14/01                 0.275                9,064,756
September 30, 2001                  11/15/01                 0.290                9,575,495
December 31, 2001                    2/15/02                 0.300               11,012,485
                                                             -----               ----------
Total for 2001                                              $1.140              $36,607,592
                                                             =====               ==========

March 31, 2000                       5/15/00                $0.265              $ 5,454,406
June 30, 2000                        8/15/00                 0.265                5,749,086
September 30, 2000                  11/15/00                 0.265                5,970,096
December 31, 2000                    2/15/01                 0.275                6,800,306
                                                             -----               ----------
Total for 2000                                              $1.070              $23,973,894
                                                             =====               ==========

In addition to the distributions set forth in the table above, the Company paid the Manager a special distribution (equal to .375% per annum of the total invested assets of the Company), which amounted to $3,620,923 and $2,743,465 for the years ended December 31, 2001 and 2000, respectively.

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


                                                                     FOR THE YEAR ENDED DECEMBER 31, ($000S EXCEPT PER SHARE DATA)
                                                           -----------------------------------------------------------------------
OPERATIONS                                                     2001           2000           1999           1998       1997 (1)
----------                                                 -----------    -----------    -----------    -----------   ----------
Total revenues                                             $    75,081    $    59,091    $    40,437    $    27,940   $   14,230

Operating expenses                                              (6,074)        (4,563)        (3,151)        (2,391)      (1,902)
Interest expense and financing costs                           (16,132)       (16,488)        (8,768)        (3,523)        (429)
Other-than-temporary impairments related to investments                             -                             -
  in Revenue Bonds                                                (400)                       (1,859)                     (1,843)
Gain/(Loss) on repayment of Revenue Bonds                         (912)           645           (463)            --           --
                                                           -----------    -----------    -----------    -----------   ----------
Income before allocation to preferred shareholders              51,563         38,685         26,196         22,026       10,056
Income allocated to preferred shareholders of subsidiary       (12,578)        (8,594)        (3,014)            --           --
                                                           -----------    -----------    -----------    -----------   ----------
Net income                                                 $    38,985    $    30,091    $    23,182    $    22,026   $   10,056
                                                           ===========    ===========    ===========    ===========   ==========
Net income applicable to Shareholders (5)                  $    35,011    $    27,074    $    20,951    $    20,343   $    2,438 (3)
                                                           ===========    ===========    ===========    ===========   ==========
Net income per Share (5)
  Basic                                                    $      1.14    $      1.22    $      1.02    $       .99   $      .12 (3)
                                                           ===========    ===========    ===========    ===========   ==========
  Diluted                                                  $      1.14    $      1.22    $      1.02    $       .98   $      .12 (3)
                                                           ===========    ===========    ===========    ===========   ==========
Weighted average Shares outstanding
  Basic                                                         30,782         22,141         20,581         20,587       20,587 (3)
                                                           ===========    ===========    ===========    ===========   ==========
  Diluted                                                       30,837         22,152         20,581         20,741       20,587 (3)
                                                           ===========    ===========    ===========    ===========   ==========

FINANCIAL POSITION

Total assets                                               $ 1,411,263    $   925,236    $   673,791    $   492,586   $  362,391
                                                           ===========    ===========    ===========    ===========   ==========
Financing arrangements                                     $   541,796    $   385,026    $   257,770    $   150,000   $       --
                                                           ===========    ===========    ===========    ===========   ==========
Notes payable                                              $    56,586    $        --    $        --    $        --   $   21,445
                                                           ===========    ===========    ===========    ===========   ==========
Total liabilities                                          $   652,427    $   399,222    $   268,239    $   165,092   $   30,722
                                                           ===========    ===========    ===========    ===========   ==========
Preferred shares of subsidiary (subject to mandatory
repurchase)                                                $   218,500    $   169,000    $    90,000    $        --   $       --
                                                           ===========    ===========    ===========    ===========   ==========
Total shareholders' equity/partners' capital               $   535,248    $   357,014    $   315,552    $   327,494   $  331,668
                                                           ===========    ===========    ===========    ===========   ==========
DISTRIBUTIONS

Distributions to Series A preferred shareholders           $ 5,962,500    $ 5,962,500    $ 3,014,375            N/A          N/A
                                                           ===========    ===========    ===========    ===========   ==========
Distributions to Series A-1 preferred shareholders         $ 1,704,000    $   762,067            N/A            N/A          N/A
                                                           ===========    ===========    ===========    ===========   ==========
Distributions to Series B preferred shareholders           $ 4,180,000    $ 1,869,389            N/A            N/A          N/A
                                                           ===========    ===========    ===========    ===========   ==========
Distributions to Series A-2 preferred shareholders         $   444,850            N/A            N/A            N/A          N/A
                                                           ===========    ===========    ===========    ===========   ==========
Distributions to Series B-1 preferred shareholders         $   286,544            N/A            N/A            N/A          N/A
                                                           ===========    ===========    ===========    ===========   ==========
Distributions to BUC$holders                                       N/A            N/A            N/A            N/A   $7,138,263 (4)
                                                                                                                      ==========
Distributions to Shareholders (5)                          $36,607,570    $23,973,872    $20,478,112    $19,144,597   $4,735,120 (3)
                                                           ===========    ===========    ===========    ===========   ==========
Distributions per share (2)                                $      1.14    $      1.07    $      1.00    $       .93   $      .23 (3)
                                                           ===========    ===========    ===========    ===========   ==========

OTHER DATA

(1) Information prior to October 1, 1997 (the date of the Merger) is only with respect to Summit Tax Exempt L.P. II. Information subsequent to September 30, 1997 is with respect to the Company and its consolidated subsidiaries that include Summit Tax Exempt II and the other Partnerships pursuant to the Merger.

(2) Distributions per share are the same for both Common Shares and Convertible CRA Shares. Net income and distribution per Share information for periods prior to October 1, 1997 is not presented because it is not indicative of the Company's continuing capital structure.

(3) Represents amount for the three months ended December 31, 1997.

(4) Represents amount for the nine months ended September 30, 1997.

(5) Includes common shareholders and Convertible CRA Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

The Company is a full service investor in and servicer of multifamily housing debt. The Company is principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt (and, on occasion, taxable) multifamily housing revenue bonds issued by various state or local governments, agencies, or authorities ("Revenue Bonds") and other investments that produce tax-exempt income. The Revenue Bonds are secured by mortgage loans on underlying properties ("Underlying Properties").

CharterMac is classified as a partnership for federal income tax purposes and, thus, is not subject to federal income taxation. As such, CharterMac will pass through to its shareholders, in the form of distributions, income, including tax-exempt income, derived from its investments and activities. Although the exact percentage may vary from quarter to quarter, substantially all of the distributions to shareholders are excludable from gross income for federal income tax purposes. For the calendar year ended December 31, 2001, approximately 96% of the distributions qualified as tax-exempt income.

The Company focuses on investing in a portfolio of Revenue Bonds that are secured by affordable multifamily rental housing properties. Through PWF, the Company focuses on originating and servicing multifamily mortgage loans on behalf of GSEs such as Fannie Mae, Freddie Mac and FHA. Together, these components offer a full range of capital solutions to developers of affordable and market rate multifamily housing.

The Company does not operate as a mortgage REIT, which generally utilizes high levels of leverage and acquire subordinated interests in commercial and/or residential mortgage-backed securities. Unlike mortgage REITs that typically incur leverage at ratios ranging from 3:1 to 10:1, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value (as defined and pursuant to its Trust Agreement) as of the date incurred. Furthermore, the Revenue Bonds owned by the Company generally call for ten-year restrictions from prepayments, eliminating the Company's susceptibility to significant levels of repayment risk as a result of interest rate reductions. Due to the Company's low level of leverage, the Company is less likely than highly leveraged REITs to be affected by any lack of liquidity. The Company's portfolio does not contain assets that are especially vulnerable to volatility during periods of interest rate fluctuations. Consistent with the foregoing, the Company focuses on providing investors with a stable level of distributions, even through unstable markets.

In order to generate tax-exempt income to pass through to the Company's shareholders and, as a result, enhance the value of the Company's Common Shares, the Company primarily invests in or acquires tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The traditional methods of financing affordable housing with tax-exempt Revenue Bonds are complex and time consuming, and involve the participation of many intermediaries. Through Manager, the process has been streamlined with the "Direct Purchase Program." The Company's Direct Purchase Program removes all intermediaries from the financing process (except the governmental issuer of the Revenue Bond) and enables developers to deal directly with one source. Because the Company purchases its Revenue Bonds directly from the governmental issuer, the need for underwriters and their counsel, rating agencies and costly documentation is eliminated. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more. In dealing directly with the Company, developers feel more certain about the terms and timing of their financing. The Company believes the savings in time and up-front costs and the certainty of execution that the Direct Purchase Program offers to developers allows us to receive above-market rates of interest on the Company's Revenue Bonds.

In addition to investing in tax-exempt Revenue Bonds secured by multifamily properties producing tax credits, the Company may acquire other multifamily tax-exempt bonds including those issued to finance low-income multifamily projects and facilities for the elderly owned by Section 501(c)(3) not-for-profit organizations. The Company also has a portion of assets that produce a small amount of taxable income.

As a result of the acquisition of PWF, the Company has diversified the range of the Company's investment products and is able to offer developers fixed and floating rate tax-exempt and taxable financing through Fannie Mae, Freddie Mac and, to a lesser extent, FHA for affordable and market rate multifamily properties. Combining this with the Company's core business of investing in Revenue Bonds and its affiliation with Related Capital, the Company is able to provide developers with financing for all aspects of their property's capital structure. In addition, the Company has diversified its revenues with a fee business that will grow in value over time and will insulate the Company from the vagaries of the capital markets.

On January 14, 2002, the Company announced that its Board of Trustees had formed a special committee to explore strategic alternatives for the Company's future management structure, including internalization of management, and ways to further diversify the Company's revenue sources. The special committee consists of the independent members of the Board of Trustees, Peter T. Allen, Arthur P. Fisch and Charles L. Edson. The special committee has retained independent counsel and expects to hire a financial advisor to assist them in this process.

CRITICAL ACCOUNTING POLICIES

INVESTMENT IN REVENUE BONDS AND PROMISSORY NOTES RECEIVABLE

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

The Company periodically evaluates its credit risk exposure associated with its Revenue Bonds to determine whether other than temporary impairments exist. Impairment is indicated if, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the existing contractual terms of the Revenue Bond. The cost basis of a Revenue Bond with other than temporary impairment is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

For Revenue Bonds and promissory notes, interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured. Contingent interest is recognized when received. Interest income from Revenue Bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts. Certain construction Revenue Bonds carry a higher interest rate during the construction period, which declines to a lower rate for the balance of the term. In these cases, the Company calculates the effective yield on the Revenue Bond and uses that rate to recognize interest over the life of the bond.

MORTGAGE BANKING ACTIVITIES

Fannie Mae Program - The Company, through its PWF subsidiary, is approved by the Federal National Mortgage Association ("Fannie Mae") as a Delegated Underwriter and Servicer ("DUS"). Under the Fannie Mae DUS product line, the Company originates, underwrites and services mortgage loans on multifamily residential properties and sells the loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II, or III. As of December 31, 2001, all but one of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae sustains any remaining loss.

Under the terms of the Master Loss Sharing Agreement between Fannie Mae and the Company, the Company is responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, for Level I loans, the Company may request interim loss sharing adjustments which allow the Company to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement. No interim sharing adjustments are available for Level II and Level III loans.

The Company maintains on allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. This judgment is based upon various risk assessments including the value of the collateral, the operating results of the properties, the borrower's financial condition and the Company's loss experience.

FHA Program - The Company, through PWF and its subsidiaries, is approved by the U.S. Department of Housing and Urban Development ("HUD")/Federal Housing Administration ("FHA") as nonsupervised mortgagees. The Company, through a PWF subsidiary, is also approved by the Government National Mortgage Association ("GNMA") as a GNMA seller/servicer. As of December 31, 2001, the Company serviced approximately $362 million of loans under the FHA 223(f), 232, and 242 Programs, of which approximately $120 million had GNMA securities outstanding.

Freddie Mac Program - The Company, through PWF and its subsidiaries, is an approved Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer of mortgage loans. At December 31, 2001, the Company had approximately $595 million of such loans in its portfolio. A substantial portion of the underlying properties subject to these mortgages are located in New Jersey.

Other Programs - The Company's PWF subsidiary also originates, underwrites and services multifamily and commercial mortgages for insurance companies, and banks. The servicing for these loans is generally retained by the Company. At December 31 2001, the Company had approximately $305 million of such loans in its portfolio.

Mortgage banking fee revenues earned from arranging financings under the Fannie Mae DUS product line Freddie Mac, FHA, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan thereafter is fixed. Revenue from servicing the loan portfolio is recognized on an accrual basis.

MORTGAGE SERVICING RIGHTS

The Company recognizes as assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair value. Mortgage servicing rights are being carried at their estimated fair values based on the purchase price paid by CM Corp for its 80% share of PWF.

SFAS No. 140 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized in the Consolidated Statement of Operations during the applicable period through additions to a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. Subsequent to the initial measurement of impairment, the valuation allowance is adjusted to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as mortgage servicing rights (net of amortization ), however, is not recognized. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratify those rights based on the predominant risk characteristics of the underlying loans.

FINANCIAL RISK MANAGEMENT AND DERIVATIVES

During 2001, the Company entered into two interest rate swaps, which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Standards No. 133". At the inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments in its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. These hedges have been highly effective, so these has been no ineffectiveness included in earnings. Net amounts receivable or payable under the swap agreements are recorded as adjustments to interest expense.

INCOME TAXES

Prior to 2001, no provision or benefits for income taxes have been included in these financial statements since the income or loss passes through to, and is reportable by, the shareholders on their respective income tax returns. Effective July 1, 2001, the Company began operation of a new wholly-owned, taxable subsidiary -- CM Corp., which on December 31, 2001, purchased PWF. CM Corp will own the taxable Revenue Bonds and other taxable investments acquired by the Company. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

LIQUIDITY AND CAPITAL RESOURCES

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company has primarily used two sources of capital: collateralized debt securitizations and equity offerings. To date, the primary source of long-term liquidity has come from the Company's Private Label Tender Option Program and preferred equity offerings by the Company or a subsidiary. During the years 1999, 2000 and 2001, the Company raised additional capital as follows:


                                        AMOUNT OF CAPITAL RAISED DURING (IN $000'S):    ENDING BALANCE
--------------------------------------------------------------------------------------------------------
CAPITAL SOURCE                              1999           2000            2001        DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------------
EQUITY:

PREFERRED
Series A                              $      90,000   $          --   $          --   $      90,000
Series A-1                                       --          24,000              --          24,000
Series A-2                                       --              --          31,000          31,000
Series B                                         --          55,000              --          55,000
Series B-1                                       --              --          18,500          18,500
Convertible CRA                                  --          36,596              --          36,596
                                      -------------   -------------   -------------   -------------
  Total                               $      90,000   $     115,596   $      49,500   $     255,096
                                      -------------   -------------   -------------   -------------
COMMON
May 2001                              $          --   $          --   $     122,683   $     122,683
November 2001                                    --              --          55,140          55,140
                                      -------------   -------------   -------------   -------------
  Total                               $          --   $          --   $     177,823   $     177,823
                                      -------------   -------------   -------------   -------------
SECURITIZATIONS:

Private Label Tender Option Program   $     177,000   $      98,000   $      75,000   $     350,000
P-Floats/RITES                               80,769          29,348          81,770         191,796
                                      -------------   -------------   -------------   -------------
  Total                               $     257,769   $     127,348   $     156,770   $     541,796
                                      -------------   -------------   -------------   -------------
FLEET: PW ACQUISITION                 $          --   $          --   $      27,261   $      27,261
                                      -------------   -------------   -------------   -------------

PW WAREHOUSE LINE                     $          --   $          --   $      29,325   $      29,325
                                      -------------   -------------   -------------   -------------
Total of all capital activity         $     347,769   $     242,944   $     440,679   $   1,031,301
                                      =============   =============   =============   =============

These capital raising transactions are described in more detail below.

The Company has two primary securitization programs: the Private Label Tender Option Program and the P-FLOATS/RITES-SM- program. Securitizations continue to offer efficient execution and the lowest cost of capital, albeit with certain covenants and leverage limits. Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value; such terms are generally consistent or more conservative than leverage covenants on the Company' s securitized debt.

Short-term liquidity is provided by interest income from Revenue Bonds and promissory notes in excess of the related financing costs, and interest income from cash and temporary investments. For the Company's PWF subsidiary, short-term liquidity is provided by a $100 million revolving warehouse line to fund loans prior to a committed take-out by Fannie Mae, Freddie Mac, Ginnie Mae or FHA, under which PWF is the originator, underwriter, and servicer under established programs with these entities. The Company believes that its financing capacity and cash flow from current operations are adequate to meet its current and projected liquidity requirements. As of December 31, 2001, the Company has no off-balance sheet debt.

CAPITAL RAISING TRANSACTIONS

(I) PREFERRED EQUITY ISSUANCES BY SUBSIDIARY

Since June 1999, the Company, through a subsidiary, has issued multiple series of Cumulative Preferred Shares. Proceeds from these offerings were used to invest in or acquire additional tax-exempt assets for the Company.


PREFERRED            DATE OF       MANDATORY         MANDATORY      NUMBER          LIQUIDATION          TOTAL FACE      DIVIDEND
SERIES              ISSUANCE        TENDER          REPURCHASE     OF SHARES   PREFERENCE PER SHARE        AMOUNT        RATE
------------------------------------------------------------------------------------------------------------------------------------
Series A             6/29/99        6/30/09           6/30/49           45            $2,000,000         $90,000,000       6.625%
Series A-1           7/21/00        6/30/09           6/30/49           48               500,000          24,000,000       7.100%
Series A-2           10/9/01        6/30/09           6/30/49           62               500,000          31,000,000       6.300%
Series B             7/21/00       11/30/10          11/30/50          110               500,000          55,000,000       7.600%
Series B-1           10/9/01       11/30/10          11/30/50           37               500,000          18,500,000       6.800%

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

The Series A, A-1 and A-2 Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to all classes or series of Convertible CRA Shares, Series B and Series B-1 Subordinate Cumulative Preferred Shares and Common Shares of the of the Company. The Series B Subordinate Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to the Company's Common Shares and the Company's Convertible CRA Shares and junior to the Issuer's Series A, A-1 and A-2 Cumulative Preferred Shares.

Since inception, all quarterly distributions have been declared at each stated annualized dividend rate for each respective series and all distributions due have been paid. In February 2002, preferred shareholder distributions that were declared in December 2001, were paid to the preferred shareholders from cash flow from operations for the quarter ended December 31, 2001. The per share distributions declared and paid for this period were as follows:

                                                        DIVIDEND PER SHARE          TOTAL DISTRIBUTION
                  ------------------------------------------------------------------------------------
                  Series A; 6.625%                             $ 33,125                    $1,490,625
                  Series A-1; 7.100%                           $  8,875                    $  426,000
                  Series A-2; 6.300%                           $  7,878                    $  488,250
                  Series B; 7.600%                             $  9,500                    $1,045,000
                  Series B-1; 6.800%                           $  8,500                    $1,258,000

(II) CONVERTIBLE COMMUNITY REINVESTMENT ACT PREFERRED SHARE OFFERINGS

On May 10, 2000, the Company completed a $27,497,000 private placement of Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") to three financial institutions (1,946,000 Convertible CRA Shares priced at $14.13 per share.) The Company incurred an initial purchasers' discount of approximately $1,109,000 and other related costs of approximately $610,000, resulting in net proceeds (less expenses) of $25,778,000. On December 14, 2000, the Company completed an additional $9,100,000 private placement of Convertible CRA Shares to three additional financial institutions (644,000 Convertible CRA Shares priced at $14.13 per share). After an initial purchasers' discount of approximately $367,000 and other related costs of approximately $318,000, the Company received net proceeds (less expenses) of $8,414,000. On May 24, 2001, the Company bought back 707,636 Convertible CRA Shares, issued May 10, 2000, at $12.70 per share for a total purchase price of $8,986,977. As of December 31, 2001, the Company had outstanding, 1,882,364 Convertible CRA Shares, which are convertible at the holders option into 1,764,663 Common Shares.

The Convertible CRA Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as Common Shareholders of the Company, including receipt of the same dividends per share as those paid to Common Shareholders. The Convertible CRA Shares have no voting rights, except on matters relating to the terms of the Convertible CRA Shares or to amendments to the Company's Trust Agreement which would adversely affect the Convertible CRA Shares. The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares, and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company.

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

(III) PRIVATE LABEL TENDER OPTION PROGRAM

On May 21, 1998, the Company closed on its Private Label Tender Option Program ("TOP") in order to raise additional capital to acquire additional Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400 million. On December 7, 2000, the Company refined the structure the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500 million. In addition, the TOP's surety commitment was extended for a five-year term. The liquidity commitment is a one-year renewable commitment. The Company expects to renew or replace such commitments upon expiration of their terms.

Under the TOP structure, the Company contributes Revenue Bonds to CharterMac Origination Trust I (the "Origination Trust"), a wholly owned, indirect subsidiary of the Company. The Origination Trust then contributes certain of these Revenue Bonds to CharterMac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2000, four such Series Trusts were created: two California only series and two National (non-state specific) series.

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

The effect of the TOP structure is that a portion of the interest received on Revenue Bonds in the Owner Trust is distributed through the Senior Certificate to the holders of the Floater Certificates with any remaining interest remitted to the Origination Trust (and thus to the benefit of the Company) via the Residual Certificate. The effect of the December 7, 2000, refinement of the TOP structure was to segregate the California related Floater Certificates as they generally will pay distributions at lower rates than National (non-state specific) Floater Certificates and thus the yield on the Residual Certificates owned by the Origination Trust is increased. The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $150 million) are an additional collateral pool for the Owner Trust's obligations under the Senior Certificate.

The balance of the TOP at December 31, 2001 (the equity in the Owner Trust, represented by the Senior Certificate), was $350 million. The Company's floating rate cost of funds relating to the TOP (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 3.5%, 5.4% and 4.5% for the years ended December 31, 2001, 2000 and 1999, respectively.

(IV) P-FLOATS/RITES

Another source for financing the Company's investments is the securitization of selected Revenue Bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES-SM- program. Merrill Lynch deposits each Revenue Bond into an individual special purpose trust together with a credit enhancement guarantee. Two types of securities are then issued by each trust, (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly and (2) Residual Interest Tax Exempt Securities ("RITES"), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to qualified third party, tax-exempt investors and the RITES are generally sold back to the Company.

During the year 2000, the Company transferred 13 Revenue Bonds with an aggregate face amount of approximately $142 million to P-FLOATS/RITES-SM- program and received proceeds of approximately $135 million. Additionally, the Company repurchased five Revenue Bonds with an aggregate face value of approximately $55 million.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES-SM- program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 3.72%, 4.96% and 4.8%, annualized, for the years ended December 31, 2001 and 2000 and the period June 29, 1999 (inception of this program) through December 31, 1999, respectively.

(V) OTHER DEBT

In December 2001, CM Corp. acquired of 80% the outstanding capital stock of PWF for approximately $34.9 million, of which approximately $21.6 million was financed and $7.6 million was paid in cash. Additionally, the Company borrowed $5.7 million to pay off loans held by PWF. The acquisition loan commitment ("PWF Acquisition Loan") is $40 million, with an aggregate loan advance of up to $30 million during the first three months, subject to a maximum advance ratio of 80% of the value of PWF's mortgage servicing portfolio, following the PWF acquisition and loan closing. At the time of closing, $27.3 million ("Initial Advance") of the facility was drawn. CM Corp. may request a resizing of the loan, up to the maximum facility size of $40 million, in order to generate additional funding ("Final Advance") that may be required the remaining 20% stock ownership of PWF. The Final Advance would equal the lesser of 100% of the cost of the remaining 20% equity interests of PWF or an amount that represents an overall maximum advance of 75% of the value of the PWF mortgage servicing portfolio at the time of the Final Advance.

The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%. The loan is interest only for the first twelve months. Beginning in month thirteen and through the remaining loan term, quarterly straight-line principal amortization on the Initial Advance is paid based on a ten-year amortization period. Additionally, after receiving the Final Advance, additional quarterly straight-line principal amortization payments on the Final Advance will be made based on the remaining years of the amortization period for the Initial Advance.

PWF has a $50 million multi-family revolving warehouse facility, which will expire on May 31, 2002. At December 31, 2001, the facility was temporarily increased to $160 million and had outstanding borrowings of $ 29.3 million at an interest rate of 30-day LIBOR plus 1.00%, which resets daily, with a LIBOR floor of 3%. At December 31, 2001, the interest rate was 4.0%. Borrowings under the line of credit are collateralized by PWF's ownership interests in the original mortgage notes. At December 31, 2001, PWF was in compliance with all covenants of the facility.

PWF is the guarantor for a $35 million loan and security agreement for Larson, which will expire on May 31, 2002. The interest rate for the agreement is the lower of 30 day LIBOR plus 209 basis points or the 30 day Treasury Bill rate plus 205 basis points. At December 31, 2001, there were no outstanding borrowings under the agreement. At December 31, 2001, the Company and Larson were in compliance with all covenants of the agreement.

PWF also has another $100 million secured, revolving mortgage warehouse facility, subject to annual renewal during December of each year. CM Corp is a guarantor of this warehouse facility. The interest rate for each warehouse advance must be selected by the Company from the following two alternatives:
LIBOR (for the estimated duration of the advance) plus 125 basis points or Prime plus 12.5 basis points (the default rate). At December 31, 2001 there were no outstanding borrowings under the facility. At December 31, 2001 the Company was in compliance with all covenants of the facility.

COMMITMENTS AND CONTINGENCIES

Through PWF, the Company originates and services multifamily mortgage loans for Fannie Mae, Freddie Mac and FHA. PWF and its subsidiaries' mortgage lending business is subject to various governmental and quasi-governmental regulation. PW Funding and/or its subsidiaries, collectively, are licensed or approved to service and/or originate and sell loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally chartered, investor-owned corporations. These agencies require PWF and its subsidiaries to meet minimum net worth and capital requirements and to comply with other requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.

The DUS program is Fannie Mae's principal loan program. Under the Fannie Mae DUS Product Line, the Company originates, underwrites and services mortgage loans on multifamily residential properties and sells the project loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III. At December 31, 2001, all but one of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae bears any remaining loss.

Under the terms of the Master Loss Sharing Agreement between Fannie Mae and the Company, the Company is responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, for Level I loans, the Company may request interim loss sharing adjustments which allow the Company to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement. No interim loss sharing adjustments are available for Level II and Level III loans.

The Company maintains an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At December 31, 2001, that reserve was approximately $3.5 million.

Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

On December 31, 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and the Related Companies, L.P. The Re-lated Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the $46.9 million first loss position. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as a security therefor, have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. The Related Companies, L.P. is an affiliate of Related Capital.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of December 31, 2001, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Minimum annual rentals, under non-cancelable leases for a office space, are as follows:

                         2002                       $  504,000
                         2003                          501,000
                         2004                          397,000
                         2005                          311,000
                         2006                          291,000
                         2007                           50,000
                                                ------------------
                                                    $2,054,000
                                                ==================

Leases contain provisions for escalation based on certain increases in costs incurred by the lessors.

ACQUISITIONS AND DISPOSITIONS OF REVENUE BONDS

During 2001, the Company acquired 42 Revenue Bonds with an aggregate par value of approximately $296 million, not including bond selection fees and expenses of approximately $6.4 million.


                              ACQUISITIONS FOR THE YEAR ENDED DECEMBER 31, 2001
                              -------------------------------------------------
                                                                                               BOND INTEREST
                                          CLOSING DATE                    AGGREGATE PURCHASE      RATE AT
PROJECT NAME                                              PAR AMOUNT          PRICE (a)          12/31/01
----------------------------------------- ------------- ---------------- -------------------- -----------------
Draper Lane                                  Feb-28         $11,000,000     $  11,260,970         10.000%
Sherwood Lake                                Apr-24           4,100,000         4,193,572          8.450%
Magnolia Arbors                              Apr-26          12,500,000        12,789,997          7.500%
Magnolia Arbors                              Apr-26           1,000,000         1,020,000          8.950%
Bluffview                                    May-03          10,700,000        10,947,687          8.600%
Knollwood Villas                             May-03          13,750,000        14,068,044          8.600%
Chapel Ridge of Lowell                       May-18           5,500,000         5,613,165          5.500%
Belmont Heights Estates                     June-06           7,850,000         8,030,136          8.150%
Arbors at Creekside                         June-12           8,600,000         8,800,720          8.000%
Midtown Square                              June-13           5,600,000         5,732,024          7.400%
Midtown Square                              June-13             235,000           239,700          8.950%
Oakwood Manor                               June-26           5,010,000         5,144,488          8.500%
Oakwood Manor                               June-26             440,000           448,800          7.650%
Oakwood Manor                               June-26             765,000           780,300          9.500%
Cobb Park                                   July-31           7,500,000         7,669,755          7.900%
Cobb Park                                   July-31             285,000           290,700          9.500%
Palm Terrace                                 Aug-15           4,460,000         4,564,483          8.400%
Palm Terrace                                 Aug-15           1,542,381         1,573,229          9.500%
Lakewood Terrace                             Aug-21           7,650,000         7,814,099          7.900%
Blunn Creek                                  Aug-28          15,000,000        15,355,213          7.900%
Valley View & Ridgecrest                     Oct-12           9,200,000         9,387,268          5.000%
Merchandise Mart                             Oct-24          25,000,000        25,505,683          8.000%
Lakeline Apartments                          Nov-06          21,000,000        21,442,825          8.100%
Lakeline Apartments                          Nov-06             550,000           561,000          9.650%
Rivers Edge                                  Nov-20          15,000,000        15,306,040          7.700%
Mecca Vineyards                              Nov-29          13,040,000        13,300,800          7.750%
Mecca Vineyards                              Nov-29           1,500,000         1,530,000          7.250%
Mecca Vineyards                              Nov-29             360,000           367,200          9.000%
Westlake Village                             Nov-30           6,425,000         6,553,500          7.200%
Westlake Village                             Nov-30             575,000           586,500          8.000%
Silverwood                                   Dec-11           3,300,000         3,366,000          8.000%
Silverwood                                   Dec-11             525,000           535,500          8.750%
Riverside Meadows                            Dec-13          11,500,000        11,732,121          7.500%
Riverside Meadows                            Dec-13             200,000           204,000          8.750%
Oak Hollow                                   Dec-18           8,625,000         8,797,500          7.900%
Hillside Apartments                          Dec-18          12,500,000        12,760,859          7.900%
Hillside Apartments                          Dec-18             400,000           408,000          9.250%
White Rock                                   Dec-21          20,345,000        20,751,900          7.750%
White Rock                                   Dec-21             430,000           438,600          9.500%
West Meadows                                 Dec-21          13,000,000        13,262,208          5.000%
Ocean Ridge                                  Dec-21           6,675,000         6,808,500          7.750%
Ocean Ridge                                  Dec-21           2,325,000         2,371,500          8.750%
                                                        ---------------- --------------------
                                                           $295,962,381      $302,314,588
                                                        ---------------- --------------------

(a)  Includes bonds selection fees and other direct costs of acquiring the bond.

During 2000, the Company acquired 44 Revenue Bonds (including, Revenue Bonds acquired in the ATEBT merger) with an aggregate per value of approximately $299.8 million, not including bond selection fees and expense of approximately $5.8 million and a purchase price adjustment related to the ATEBT bonds of approximately $5 million.


                              ACQUISITIONS FOR THE YEAR ENDED DECEMBER 31, 2000
                              -------------------------------------------------
                                                                                               BOND INTEREST
                                          CLOSING DATE                    AGGREGATE PURCHASE  RATE AT 12/31/00
PROPERTY/BOND NAME                                        PAR AMOUNT          PRICE (a)
----------------------------------------- ------------- ---------------- -------------------- -----------------
Summer Lake                                  Mar-14          $5,600,000      $  5,726,806          7.400%
Princess Anne House                          Apr-06             125,000           127,500          9.500%
Princess Anne House                          Apr-06           7,500,000         7,684,106          7.500%
Walnut Park Plaza                            Apr-11           5,500,000         5,611,284          7.500%
Columbia at Bells Ferry                      Apr-19          13,000,000        13,264,889          7.400%
Oaks at Hampton                              Apr-27             525,000           535,500          9.000%
Oaks at Hampton                              Apr-27           9,535,000         9,737,266          7.200%
Walnut Creek                                 May-04             360,000           367,200          7.500%
Walnut Creek                                 May-04           3,240,000         3,305,433          7.500%
South Congress                               May-04           6,300,000         6,431,026          7.500%
Newark Commons                               May-17          14,300,000        14,643,370          7.300%
Grace Townhomes                              May-23           5,225,600         5,330,112          7.500%
San Marcos                                   May-23           7,231,000         7,380,311          7.375%
Casa Ramon                                   Jul-14           4,744,000         4,856,800          7.500%
Parks at Westmoreland                        Jul-17             455,000           464,100          9.000%
Parks at Westmoreland                        Jul-17           9,535,000         9,745,037          8.500%
Kings Villages                               Jul-26          17,650,000        18,027,011          8.500%
Autumn Ridge                                 Aug-11           9,304,230         9,495,593          8.000%
Bay Colony                                   Aug-11          10,100,000        10,306,797          7.500%
Village Green                                Aug-14             503,528           513,598          8.500%
Village Green                                Aug-14           3,078,000         3,144,885          8.500%
Southwest Trails                             Aug-14           6,500,000         6,633,855          7.350%
Park at Landmark                             Sep-07           9,500,000         9,690,000          8.750%
Hidden Grove                                 Sep-26           8,600,000         8,772,000          7.400%
Running Brook                                Sep-27           8,495,000         8,674,092          7.400%
Park Sequoia                                 Oct-17           6,740,000         6,874,800          8.500%
Armstrong Farm                               Oct-19           8,246,000         8,410,920          7.500%
Chapel Ridge of Claremore                    Oct-26           4,100,000         4,182,000          7.500%
Chandler Creek                               Oct-31             350,000           357,000          9.750%
Chandler Creek                               Oct-31          15,850,000        16,167,000          8.500%
Greenbridge at Buckingham                    Nov-07             350,000           357,000         10.000%
Greenbridge at Buckingham                    Nov-07          19,735,000        20,143,757          7.400%
Woods Edge                                   Nov-13           4,850,000         4,947,000          7.800%
Highpointe Club                              Nov-14           3,250,000         3,927,000 (b)      9.000%
Lexington Trails                             Nov-14           4,900,000         5,921,000 (b)      9.000%
Rolling Ridge                                Nov-14           4,925,000         5,951,000 (b)      9.000%
Reflections                                  Nov-14          10,700,000        12,930,000 (b)      9.000%
Museum Tower                                 Nov-29           6,000,000         6,120,000          8.250%
Williams Run                                 Dec-06             200,000           204,000          9.250%
Williams Run                                 Dec-06          12,650,000        12,903,000          7.650%
Red Hill Villas                              Dec-12             400,000           408,000          9.500%
Red Hill Villas                              Dec-12           9,900,000        10,112,024          8.400%
Grandview Forest                             Dec-22           5,483,907         5,597,602          8.500%
Millpond Village                             Dec-28          14,300,000        14,586,000          8.550%
                                                        ---------------- --------------------
                                                           $299,836,265      $310,567,674
                                                        ---------------- --------------------

(a)  Includes bond selection fees and other direct costs of acquiring the bond.
(b)  These bonds were purchased as part of the ATEBT merger.

During the period January 1, 2001 through December 31, 2001, three Revenue Bonds and one note were repaid and one RITE was terminated as described in the table below.


                    DISPOSITIONS FOR THE YEAR ENDED DECEMBER 31, 2001
                    -------------------------------------------------
                                       Par                Amortized        Realized Gains /
Property/Bond Name                    Amount                Cost               (Losses)
------------------------------ ---------------------- ------------------- -----------------
BONDS
Greenway                          $12,850,000            $12,745,927          $ 105,557
Rolling Ridge                       4,925,000              5,989,416           (867,416)
Country Lake                        6,255,000              6,400,979           (145,979)

NOTE
Country Lake                        2,540,000              2,540,000                  -

RITE
Courtyard                               5,000                  8,766             (3,766)
                                                                             ----------
                                                                              $(911,604)
                                                                             ==========

During the period January 1, 2000 through December 31, 2000, three Revenue Bonds were repaid and two RITES were terminated as more fully described in table below.


                    DISPOSITIONS FOR THE YEAR ENDED DECEMBER 31, 2000
                    -------------------------------------------------
                                     Bond Par             Amortized        Realized Gains /
Property/Bond Name                    Amount                Cost               (Losses)
------------------------------ ---------------------- ------------------- -----------------
BONDS
Bay Club                           $6,400,000             $6,438,942          $ (38,942)
East Ridge                          8,700,000              8,437,747            262,253
Martin's Creek                      7,300,000              6,842,946            457,054

RITES
Avalon                                  5,000                 40,073            (35,073)
Meadowview Park                         5,000                  5,141               (141)
                                                                              ---------
                                                                               $645,151
                                                                              =========

INVESTMENT IN REVENUE BONDS

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

The Company periodically evaluates its credit risk exposure associated with its Revenue Bonds to determine whether other than temporary impairments exist. Impairment is indicated if, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the existing contractual terms of the Revenue Bond. The cost basis of a Revenue Bond with other than temporary impairment is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

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

REVENUE BOND MODIFICATIONS

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

On June 1, 2001, the Company agreed to a modification of the terms of the Revenue Bond secured by the Loveridge Apartments Project. The stated interest rate was reduced from 8% to 7.5% and the call date was extended to June 1, 2004. As of December 31, 2001, this bond had a carrying value and fair value of approximately $6.9 million and $7.4 million respectively.

IMPAIRMENT OF REVENUE BOND

During the second quarter of 2001, one Revenue Bond, Lexington Trails, became impaired. The Company did not receive the regular interest payments on this Revenue Bond of $210,000 for the period April through September of 2001. The Company has recorded a reserve against these interest payments. On November 6, 2001, the trustee, for the benefit of the Company, foreclosed on the Underlying Property. Bond payments were received for October through December of 2001. As a result of the foregoing, the Company has written the Revenue Bond down to its estimated fair value of approximately $5.5 million, earning a loss on impairment on this bond of $400,000. Management estimated the fair value of this Revenue Bond using the estimated fair value of the Underlying Property.

ATEBT MERGER

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

RESULTS OF OPERATIONS

The following is a summary of the Company's results of operations for the years ended December 31, 2001, 2000 and 1999. Net income for the years ended December 31, 2001, 2000 and 1999 was $38.9 million, $30.1 million and $23.2 million, respectively.

2001 VS. 2000

For the year ended December 31, 2001 as compared to 2000, total revenues, total expenses and net income increased due to the net result of the acquisition of 42 Revenue Bonds and the repayment of three Revenue Bonds.

Interest income from Revenue Bonds increased approximately $15.8 million for the year ended December 31, 2001 as compared to 2000. This increase was primarily due to an increase in interest income of approximately $21.9 million on new Revenue Bonds acquired during 2001 and 2000, partially offset by a decrease in deferred, unrecorded base interest related to prior periods, contingent interest and a decrease in interest income due to Revenue Bond repayments.

Total revenues for the year ended December 31, 2001 increased by approximately $16 million, including the net increase from Revenue Bonds noted above, the equity in earnings of ARCap of approximately $456,000, an increase in other income of approximately $627,000, which included a breakup fee of $250,000 related to the Country Lake repayment and a placement fee of $141,000 related to Mayflower, partially offset by a decrease in interest income from temporary investments of approximately $1.1 million due to lower cash balances and lower interest rates.

Total expenses for the year ended December 31, 2001, increased by approximately $1.6 million primarily due to increases in bond servicing costs, general and administrative expenses and amortization due to the acquisition of 42 new Revenue Bonds during the year and a loss on impairment of $400,000 taken against the Lexington Trails Revenue Bond, partially offset by a decrease in interest expense due to lower interest rates and the refinement of the Private Label Tender Option Program. During 2001, Lexington Trails failed to make the regular interest payments due of $210,000 for the period from April through September. As a result this bond was written down to the estimated fair value of the underlying property of approximately $5.5 million.

For the year ended December 31, 2001, the Company recognized a net loss on the repayment of Revenue Bonds of approximately $912,000 as compared to a gain of approximately $645,000 in 2000.

Income allocated to preferred shareholders of subsidiary for the year ended December 31, 2001, increased by approximately $4.0 million related to the preferred offerings executed on July 21, 2000 and October 9, 2001.

As of December 31, 2001, the Company recorded an unrealized gain on its Revenue Bonds of approximately $262,000 versus a net unrealized loss in 2000 of approximately $22.9 million. The large swing between the years was due to declining interest rates and is recorded as part of other comprehensive income in the statements of changes in shareholders' equity.

2000 VS. 1999

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

INCOME TAXES

CharterMac is organized as a Delaware Business Trust and, for tax purposes, is classified as a partnership. Almost all of the Company's recurring income is tax-exempt and from time to time CharterMac may sell or securitize various assets which may result in capital gains and losses. This tax structure allows CharterMac to have the pass-through income characteristics as a partnership for both taxable and tax-exempt income. CharterMac does not pay tax at the partnership level. Instead, the distributive share of CharterMac's income, deductions and credits reported to each shareholder for inclusion on their respective income tax return. The tax-exempt income derived from most of CharterMac's Revenue Bonds remains tax-exempt as it is passed through to shareholders. Any cash dividends received by CharterMac from subsidiaries, organized as corporations, will be recorded as dividend income for tax purposes (such subsidiaries, created in 2001, distributed no dividends during 2001). Approximately 96%, 96% and 97% of CharterMac's tax basis income for the years ended December 31, 2001, 2000 and 1999, respectively, was tax-exempt for federal income tax purposes.

During 2001, the Company restructured its operations into two segments, an investing segment and an operating segment. The investing segment invests primarily in tax-exempt Revenue Bonds. The operating segment, which is directly and wholly owned by CharterMac, generates taxable investment and fee income through direct investment or through its PWF subsidiary. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Company derives a substantial portion of its income from ownership of first mortgage "Private Activity Bonds." The interest from these bonds is generally tax-exempt from regular Federal income tax. However, the Tax Reform Act of 1986 classifies the interest earned on Private Activity Bonds issued after August 7, 1986 as a tax preference item for alternative minimum tax purposes ("AMT"). The percentage of the Company's tax-exempt interest income subject to AMT for the years ended December 31, 2001, 2000 and 1999 was approximately 79%, 86% and 76% respectively. AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the vast majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company's income that is exempt from federal income tax may be different for each shareholder depending on that shareholder's individual tax situation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company implemented SFAS 142 on January 1, 2002. The Company has determined that the amount it has currently capitalized as goodwill from business combinations prior to PWF (approximately $3.2 million at December 31, 2001) will meet the criteria in SFAS 141 for recognition as an intangible asset apart from goodwill and, accordingly, continue to be amortized over its expected useful life, subject to impairment testing. The goodwill capitalized as part of the PWF acquisition (approximately $9.8 million) will not be amortized, but will be reviewed annually to determine whether or not any impairment exists. Thus, implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and, in August of 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. Management believes the implementation of these two statements will not have a material impact on the Company's financial statements.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company invests in certain financial instruments, primarily Revenue Bonds and other bond related investments that are subject to various forms of market risk, including real estate risk, interest rate risk, credit and liquidity risk and prepayment risk. The Company seeks to prudently and actively manage such risks to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels which are commensurate with the risks the Company undertakes.

REAL ESTATE RISK

The Company derive income by investing in Revenue Bonds secured by multifamily residential properties. Investing in such Revenue Bonds collateralized by such properties subjects the Company to various types and degrees of risk that could adversely affect the value of the Company's assets and the Company's ability to generate revenue. The factors that may reduce the Company's revenues, net income and cash available for distributions to shareholders include the following: the property securing a Revenue Bond may not generate income sufficient to meet its operating expenses and debt service on its related Revenue Bond; economic conditions, either local, regional or national, may limit the amount of rent that can be charged for rental units at the properties, and may result in a reduction in timely rent payments or a reduction in occupancy levels; occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements; federal LIHTC and city, state and federal housing subsidy or similar programs which apply to many of the properties, could impose rent limitations and adversely affect the ability to increase rents to maintain the properties in proper condition during periods of rapid inflation or declining market value of such properties; and, if a Revenue Bond defaults, the value of the property securing such Revenue Bond (plus, for properties that have availed themselves of the federal LIHTC, the value of such credit) may be less than the face amount of such Revenue Bond.

All of these conditions and events may increase the possibility that a property owner may be unable to meet its obligations to the Company under its mortgage Revenue Bond. This could affect the Company's net income and cash available for distribution to shareholders. The Company manages these risks through diligent and comprehensive underwriting, asset management and ongoing monitoring of loan performance.

The Company may be adversely affected by periods of economic or real estate downturns that result in declining property performance or property values. Any material decline in property values used as collateral for the Company's Revenue Bonds increases the possibility of a loss in the event of default. Additionally, some of the Company's income may come from additional interest received from the participation of a portion of the cash flow, sale or refinancing proceeds on Underlying Properties. The collection of such additional interest may decrease in periods of economic slowdown due to lower cash flows or values available from the properties. In a few instances, the Revenue Bonds are subordinated to the claims of other senior interest and uncertainties may exist as to a borrower's ability to meet principal and interest payments. Because of these economic factors, debt service on the Revenue Bonds, and therefore net income and cash available for distribution to shareholders is dependent on the performance of the Underlying Properties.

INTEREST RATE RISK

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

The Company, through its CM Corp. subsidiary, has floating rate debt related to the acquisition financing of PWF. PWF has loans receivable and short term borrowings related to its mortgage origination operations which are not expected to subject PWF to significant interest rate risk. PWF typically provides mortgages to borrowers (mortgages receivable) by borrowing from third parties (short-term borrowings). As mortgages receivable are typically subject to a take-out commitment by Fannie Mae, Freddie Mac or FHA, the related borrowings to finance such mortgages are typically short-term. The interest income or expense that represents the difference between the interest charged to borrowers and the interest paid to PWF's lender during the warehousing period will be earned by PWF.

Other long-term sources of capital, such as the Company's various series of Cumulative Preferred Shares, carry a fixed dividend rate and so are not impacted by changes in market interest rates.

A rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit the Company's ability to invest in Revenue Bonds or to structure transactions. Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

An effective interest rate management strategy can be complex and no strategy can insulate the Company from all potential risks associated with interest rate changes. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, management did not engage in any of these hedging strategies after careful analysis and due to its low leverage. However, beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-Floats programs.

On January 5, 2001, the Company entered into a five-year interest swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest swap that fixes the BMA index to 3.64% on a notional amount of an additional $100.0 million. Interest rate swap agreements are subject to risk of early termination by the Company or the counterparty, possibly at times unfavorable to the Company and, depending on market conditions at the time, may result in the recognition of a significant gain or loss from changes in the market value of the hedging instrument. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated which would then fully expose the Company to interest rate risk to the extent of the balance of debt subject to such hedges. In addition, there is no assurance that the counterparty to these hedges will have the capacity to pay or perform under the stated terms of the interest rate swap agreement; however, the Company seeks to enter into such agreements with reputable and investment grade rated counterparties to mitigate this risk.

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in the BMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $392 million ($542 million outstanding under these financing programs at December 31, 2001, less the $150 million notional amount subsequently hedged and assuming a perfect hedge correlation) the Company estimates that an increase of 1.0% in the BMA rate would decrease the Company's annual net income by approximately $3,920,000. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on Revenue Bonds.

The Company adopted statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, the Company has a strategy to reduce its interest rate risk through the use of interest rate swaps. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during 2001, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At December 31, 2001, the combined fair market value of the two interest rate swaps was a liability of $2,957,663, included in interest rate swaps on the consolidated balance sheet. Interest paid or payable under the terms of the swaps, of $1,685,774, is included in interest expense for the year ended December 31, 2001.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its December 31, 2001 value of $1,137,715,000 to approximately $1,049,092,150. A 1% decline in interest rates would increase the value of the December 31, 2001 portfolio to approximately $1,126,337,850. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

Changes in interest rates would also affect both the PWF acquisition loan with Fleet and the PWF warehouse lines. Each loan is tied to LIBOR. A 1% change in LIBOR would affect the Company's annual net income by approximately $566,000 (based on the outstanding balances at December 31, 2001 of approximately $27.3 million for the PWF acquisition loan and $29.3 million for the warehouse line.

In using this valuation model, the Company incorporated assumptions that market participants would use in estimating future net servicing income. The Company estimates the term of servicing for each loan by assuming that servicing would not end prior to the yield maintenance date, at which point the prepayment penalty expires. The Company provides an estimated default amount to be deducted in each year based on the borrower's debt service ratio. The debt service ratio is a measurement of the amount of excess cash flow a borrower has to make monthly mortgage payments. Purchased servicing rights are measured initially at the price paid, which approximates fair value. Mortgage servicing rights ("MSR's") are amortized in proportion to, and over the period of, estimated net servicing income.

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

LIQUIDITY RISK

The Company's investments generally lack a regular trading market, particularly during turbulent market conditions or if any of the Company's tax-exempt Revenue Bonds become taxable or are in default. There is no limitation as to the percentage of investments that may be illiquid and the Company does not expect to invest a substantial portion of its assets in liquid investments. There is a risk involved in investing in illiquid investments, particularly in the event that the Company needs additional cash. In a situation requiring additional cash, the Company could be forced to liquidate some of its investments on unfavorable terms that could substantially impact the Company's balance sheet and reduce the amount of distributions available and payments made in respect of the Company's shares.

RISK ASSOCIATED WITH SECURITIZATION

Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. In the Company's debt securitizations, an investment bank and/or credit enhancer provides liquidity to the underlying trust and credit enhancement to the bonds, which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity facilities are generally for one-year terms and are renewable annually. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact the Company's income. If the Company is unable to renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bonds and its investment in the residual interests. If the Company is forced to liquidate its investment, the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2001, $542 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement, respectively. Of the $542 million, $350 million is credit enhanced by a longer-term facility by MBIA. The Company continues to review alternatives that would reduce and diversify risks associated with securitization.

Item 8.    Financial Statements and Supplementary Data.


                                                                                           PAGE
                                                                                           ----
(a) 1.     FINANCIAL STATEMENTS

           Independent Auditors' Report                                                    42

           Consolidated Balance Sheets as of
           December 31, 2001 and 2000                                                      43

           Consolidated Statements of Income for
           the years ended December 31, 2001, 2000
           and 1999                                                                        44

           Consolidated Statements of Changes in
           Shareholders' Equity for the years ended
           December 31, 2001, 2000 and 1999                                                45

           Consolidated Statements of Cash Flows
           for the years ended December 31, 2001,
           2000 and 1999                                                                   47

           Notes to Consolidated Financial
           Statements                                                                      49

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trustees
And Shareholders of
Charter Municipal Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of Charter Municipal Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter Municipal Mortgage Acceptance Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 6, 2002

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                  -------------------------------
                                                                       2001              2000
                                                                  --------------     ------------
                                     ASSETS

Revenue Bonds-at fair value                                       $1,137,715,000     $845,405,056
Investment in ARCap                                                   18,949,530               --
Guaranteed investment contracts                                       18,406,159               --
Mortgage servicing rights                                             35,645,823               --
Cash and cash equivalents                                            105,363,728       36,116,481
Cash and cash equivalents-restricted                                   4,669,670               --
Interest receivable, net                                               6,457,600        5,202,999
Promissory notes and mortgages receivable                             45,022,547        9,909,933
Deferred costs, net                                                   31,796,414       24,201,342
Goodwill, net                                                         12,996,402        3,792,959
Other assets                                                           3,103,170          607,095
                                                                  --------------     ------------

Total assets                                                      $1,420,126,043     $925,235,865
                                                                  ==============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Financing arrangements                                          $  541,796,333     $385,026,031
  Notes payable                                                       56,586,357               --
  Interest rate swaps                                                  2,957,663               --
  Accounts payable, accrued expenses and other liabilities            13,820,023        2,835,144
  Due to Manager and affiliates                                        2,265,781        1,598,921
  Due to FNMA                                                         18,406,159               --
  Distributions payable to preferred shareholders
   of subsidiary                                                       3,693,019        2,961,625
  Deferred tax liability                                              10,250,789               --
  Reserve for possible DUS losses                                      1,937,480               --
  Distributions payable to Convertible CRA Shareholders                  564,708          558,250
  Distributions payable to common shareholders                        10,447,756        6,242,046
                                                                  --------------     ------------

Total liabilities                                                    662,726,068      399,222,017
                                                                  --------------     ------------
Preferred shares of subsidiary (subject to mandatory
  repurchase)                                                        218,500,000      169,000,000
                                                                  --------------     ------------

Minority interest in consolidated subsidiary                           3,652,281               --
                                                                  --------------     ------------
Commitments and contingencies

Shareholders' equity:
Beneficial owners' equity - Convertible CRA
  shareholders (1,882,364 and 2,590,000 shares, issued and
  outstanding in 2001 and 2000 respectively)                          25,521,546       34,397,168
Beneficial owner's equity-manager                                      1,068,972          715,342
Beneficial owners' equity-other common shareholders
  (50,000,000 shares authorized; 34,834,308 issued and
   34,825,908 outstanding and 22,706,739 issued and
   22,698,329 outstanding in 2001 and 2000, respectively)            511,456,298      344,870,761
Treasury shares of beneficial interest (8,400 shares)                   (103,359)        (103,359)

Accumulated other comprehensive loss                                  (2,695,763)     (22,866,064)
                                                                  --------------     ------------

Total shareholders' equity                                           535,247,694      357,013,848
                                                                  --------------     ------------

Total liabilities and shareholders' equity                        $1,420,126,043     $925,235,865
                                                                  ==============     ============

                 See accompanying notes to financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         2001           2000             1999
                                                      -----------    -----------      -----------
Revenues:

  Interest income:
   Revenue Bonds                                      $71,499,711    $55,708,904      $38,444,530
   Temporary investments                                1,278,941      2,379,976        1,289,669
   Promissory notes                                     1,183,649      1,001,681          702,991
   Other income                                           662,275             --               --
   Equity in earnings of ARCap                            456,005             --               --
                                                      -----------    -----------      -----------

   Total revenues                                      75,080,581     59,090,561       40,437,190
                                                      -----------    -----------      -----------
Expenses:

  Interest expense                                     13,640,843     14,290,623        7,351,489
  Recurring fees relating to the Private
   Label Tender Option Program                          2,490,810      2,197,557        1,416,756
  Bond servicing                                        2,454,137      1,817,270        1,337,738
  General and administrative                            2,754,671      2,167,862        1,430,798
  Amortization                                            865,448        577,388          382,027
  Loss on impairment of assets                            400,000             --        1,859,042
                                                      -----------    -----------      -----------

   Total expenses                                      22,605,909     21,050,700       13,777,850
                                                      -----------    -----------      -----------
Income before (loss) gain on repayment of
  Revenue Bonds                                        52,474,672     38,039,861       26,659,340

(Loss) gain on repayment of Revenue Bonds                (911,604)       645,151         (463,147)
                                                      -----------    -----------      -----------
Income before allocation to preferred
  shareholders of subsidiary                           51,563,068     38,685,012       26,196,193

Income allocated to preferred shareholders
  of subsidiary                                       (12,577,894)    (8,593,956)      (3,014,375)
                                                      -----------    -----------      -----------

   Net income                                         $38,985,174    $30,091,056      $23,181,818
                                                      ===========    ===========      ===========
Allocation of net income to:

  Special distribution to Manager                     $ 3,620,923    $ 2,743,465      $ 2,018,822
                                                      ===========    ===========      ===========
  Manager                                             $   353,643    $   273,476      $   211,630
                                                      ===========    ===========      ===========
  Common shareholders                                 $32,558,758    $25,500,984      $20,951,366
  Convertible CRA Shareholders                          2,451,850      1,573,131                0
                                                      -----------    -----------      -----------
   Total for shareholders                             $35,010,608    $27,074,115      $20,951,366
                                                      ===========    ===========      ===========
Net income per share:

  Basic                                               $      1.14    $      1.22      $      1.02
                                                      ===========    ===========      ===========

  Diluted                                             $      1.14    $      1.22      $      1.02
                                                      ===========    ===========      ===========
Weighted average shares
  outstanding:

  Basic                                                30,782,161     22,140,576       20,580,756
                                                      ===========    ===========      ===========

  Diluted                                              30,837,340     22,152,239       20,580,756
                                                      ===========    ===========      ===========

                 See accompanying notes to financial statements

                                       BENEFICIAL
                                         OWNERS'                   BENEFICIAL                            ACCUMULATED
                                         EQUITY-     BENEFICIAL     OWNERS'      TREASURY                 OTHER COM-
                                       CONVERTIBLE     OWNER'S      EQUITY-     SHARES OF                 PREHENSIVE
                                        CRA SHARE-     EQUITY-       OTHER      BENEFICIAL    COMPREHEN-    INCOME
                                         HOLDERS       MANAGER    SHAREHOLDERS   INTEREST    SIVE INCOME    (LOSS)        TOTAL
                                       -----------  ------------- ------------ ------------  ----------- ------------  ------------
Balance at January 1, 1999             $        --  $    230,259  $312,307,115 $   (103,359)             $ 15,060,191  $327,494,206

Comprehensive income:
Net income                                      --     2,230,452    20,951,366           --   23,181,818           --    23,181,818
Other comprehensive loss:
  Net unrealized loss on Revenue Bonds
  Net unrealized holding loss arising
   during the period                                                                         (14,968,784)
  Add: Reclassification adjustment
    for losses included in net income
                                                                                               2,322,189

Other comprehensive loss                                                                     (12,646,595) (12,646,595)  (12,646,595)

Comprehensive income                                                                          10,535,223
                                                                                             ===========
Issuance of Common Shares                       --            --        20,000           --                        --       20,000
Distributions                                   --    (2,018,833)  (20,478,101)          --                        --   (22,496,934)
                                       -----------  ------------- ------------ ------------              ------------  ------------

Balance at December 31, 1999                    --       441,878   312,800,380     (103,359)                2,413,596   315,552,495

Comprehensive income:
Net income                               1,573,131     3,016,941    25,500,984           --   30,091,056           --    30,091,056
Other comprehensive loss:
  Net unrealized loss on Revenue Bonds
  Net unrealized holding loss arising
     during the period                                                                       (24,634,509)
  Add: Reclassification adjustment for
     net gain included in net income                                                            (645,151)
Other comprehensive loss                                                                     (25,279,660) (25,279,660)  (25,279,660)
Comprehensive income                                                                           4,811,396
                                                                                             ===========
Issuance of Common Shares                       --            --    29,174,649           --                        --    29,174,649
Issuance of Convertible CRA Shares      34,192,657                                                                       34,192,657
Distributions                           (1,368,620)   (2,743,477)  (22,605,252)          --                        --   (26,717,349)
                                       -----------  ------------- ------------ ------------              ------------  ------------

                                       BENEFICIAL
                                         OWNERS'                   BENEFICIAL                             ACCUMULATED
                                         EQUITY-     BENEFICIAL     OWNERS'      TREASURY                 OTHER COM-
                                       CONVERTIBLE     OWNER'S      EQUITY-     SHARES OF                 PREHENSIVE
                                        CRA SHARE-     EQUITY-       OTHER      BENEFICIAL    COMPREHEN-    INCOME
                                         HOLDERS       MANAGER    SHAREHOLDERS   INTEREST    SIVE INCOME    (LOSS)        TOTAL
                                       -----------  ------------  ------------ ------------  -----------  -----------  ------------
Balance at December 31, 2000            34,397,168       715,342   344,870,761     (103,359)              (22,866,064)  357,013,848

Comprehensive income:
Net income                               2,451,850     3,974,566    32,558,758           --   38,985,174           --    38,985,174
Other comprehensive (gain) loss:
  Net unrealized loss on interest rate
   swaps                                                                                      (2,957,663)
  Net unrealized gain on Revenue Bonds:
  Net unrealized holding loss arising
   during the period                                                                          26,224,964
Add: Reclassification adjustment for
   net gain included in net income
                                                                                              (3,097,000)
                                                                                             -----------
                                                                                              20,170,301   20,170,301    20,170,301
                                                                                             -----------
Comprehensive income                                                                         $59,155,475
                                                                                             ===========
Retirement of convertible CRA shares    (8,986,977)                                                                      (8,986,977)

Issuance of Common Shares                                          168,293,854                                          168,293,854
Distributions                           (2,340,495)   (3,620,936)  (34,267,075)                                         (40,228,506)
                                       -----------  ------------  ------------                                         ------------

Balance at December 31, 2001           $25,521,546  $  1,068,972  $511,456,298 $   (103,359)              $(2,695,763) $535,247,694
                                       ===========  ============  ============ ============               ===========  ============

See accompanying notes to financial statements

                                                                            YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                                  2001              2000               1999
                                                             --------------    --------------      --------------
Cash flows from operating activities:
  Net income                                                 $   38,985,174    $   30,091,056      $   23,181,818
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  (Gain) loss on repayments of Revenue Bonds                        911,604          (645,151)            463,147
  Loss on impairment of assets                                      400,000                --           1,859,042
  Other amortization                                                865,448           577,388             382,027
  Amortization of goodwill                                          474,995           364,653             297,624
  Amortization of bond selection costs                            3,726,967           938,319             452,949
  Accretion of deferred income and purchase
   accounting adjustment                                           (144,482)         (163,129)            (66,212)
  Income allocated to preferred shareholders
   of subsidiary                                                 12,577,894         8,593,956           3,014,375
  Equity in earnings of ARCap, in excess of
   distributions received                                          (456,005)               --                  --
  Changes in operating assets and liabilities:
   Interest receivable                                           (1,254,601)       (2,279,045)         (1,290,716)
   Other assets                                                  (2,667,195)           51,357              (5,097)
   Accounts payable, accrued expenses and
     other liabilities                                           11,188,262           212,093          (4,948,125)
   Deferred costs -- other                                          (68,471)               --                  --
   Increase in reserves for possible DUS losses                   1,937,480
   Deferred tax liability                                        10,250,789
   Due to Manager and affiliates                                    629,043          (705,149)            (87,926)
                                                             --------------    --------------      --------------
Net cash provided by operating activities                        77,356,902        37,036,348          23,252,906
                                                             --------------    --------------      --------------
Cash flows from investing activities:
  Proceeds from repayments of Revenue Bonds                      24,227,000        22,400,000          21,395,213
  Proceeds from repayment of promissory note
   receivable                                                     2,540,000                --                  --
  Periodic principal payments of Revenue Bonds                    1,583,591           378,563                  --
  Purchase of Revenue Bonds                                    (295,962,380)     (276,011,265)       (165,934,618)
  Increase in deferred bond selection costs                      (9,100,059)       (6,499,035)         (3,906,784)
  Increase in deferred financing costs -- PWF                      (484,694)               --                  --
  Investment in preferred shares of ARCap                       (18,493,525)       45,541,000         (45,541,000)
  Increase in guaranteed investment contracts                   (18,406,159)
  Increase in due to FNMA                                        18,406,159
  Increase in mortgage servicing rights                         (35,645,823)
  Increase in notes receivable                                  (29,324,645)
  Increase in notes payable                                      27,261,712                --                  --
  Increase in minority interest in subsidiary                     3,652,281
  (Increase) decrease in other assets                                    --             1,000            (251,500)
  Increase in goodwill                                           (9,842,064)
  Increase in other deferred costs                                       --          (545,632)           (100,000)
  Loans made to properties                                      (11,122,000)         (200,000)         (2,847,185)
  Principal payments received from loans made
   to properties                                                  2,794,031           438,127             328,045
  Cash acquired in ATEBT merger                                          --           837,958                  --
                                                             --------------    --------------      --------------
Net cash used in investing activities                          (347,916,575)     (213,659,284)       (196,857,829)
                                                             --------------    --------------      --------------
Cash flows from financing activities:
  Proceeds from financing arrangements                          253,596,090       377,348,725         107,769,616
  Principal repayments of financing arrangements                (96,825,788)          (92,310)                 --
  Decrease (increase) in cash and cash
   equivalents-restricted                                                --         1,028,209          (1,028,209)
  Distributions paid to the Manager and
   Common shareholders                                          (33,455,685)      (24,343,782)        (21,815,252)
  Distributions paid to preferred shareholders
   of subsidiary                                                (11,846,500)       (7,122,956)         (1,523,750)
  Distributions paid to Convertible CRA
   shareholders                                                  (2,334,036)         (810,370)                 --

                                                                                                      (continued)

                                                                            YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------
                                                                  2001              2000                 1999
                                                              -------------     -------------        ------------
  Repayment of minority interest                                         --      (250,000,000)                 --
  Increase in notes payable-warehouse lines                      29,324,645                --                  --
  Increase in deferred costs relating to the Private
   Label Tender Option Program                                     (873,196)       (2,300,639)           (559,632)
  Issuance of Common Shares                                     168,263,854                --                  --
  Retirement of Convertible CRA Shares                           (8,986,977)               --                  --
  Issuance of preferred stock of subsidiary                      49,500,000        79,000,000          90,000,000
  Deferred costs relating to the issuance of
   preferred stock of subsidiary                                 (1,885,817)       (2,813,620)         (3,605,331)
  Increase in other deferred costs                                       --                --             (72,039)
  Issuance of Convertible CRA Shares                                     --        34,192,657                  --
                                                              -------------     -------------        ------------
Net cash provided by financing activities                       344,476,590       204,085,914         169,165,403
                                                              -------------     -------------        ------------

Net increase (decrease) in cash and
  cash equivalents                                               73,916,917        27,462,978          (4,439,520)
Cash and cash equivalents at the
  beginning of the year                                          36,116,481         8,653,503          13,093,023
                                                              -------------     -------------        ------------
Cash and cash equivalents at the
  end of the year                                             $ 110,033,398     $  36,116,481        $  8,653,503
                                                              =============     =============        ============
Supplemental information:
  Interest paid                                               $   4,492,800     $   4,108,958        $  1,418,865
                                                              =============     =============        ============

Supplemental disclosure of noncash activities:

Merger and issuance of shares:

  Increase in other assets                                    $          --     $        (150)       $         --
  Increase in Revenue Bonds                                              --       (28,729,000)                 --
  Increase in interest receivable                                        --          (120,676)                 --
  Increase in accounts payable, accrued
   expenses and other liabilities                                        --           356,502                  --
  Increase in due to affiliates                                          --         1,013,987                  --
  Increase in goodwill, net                                              --        (1,482,986)                 --
  Issuance of shares of common stock                                     --        29,154,649                  --
  Decrease in deferred costs                                             --           645,632                  --
                                                              -------------     -------------        ------------
Cash acquired in ATEBT merger                                 $          --     $     837,958        $         --
                                                              =============     =============        ============

Acquisition of PW Funding Inc.

  Increase in investment in subsidiary                        $  34,948,485
  Increase in guaranteed investment contracts                   (18,406,159)
  Increase in mortgage servicing rights                         (35,645,823)
  Increase in promissory notes receivable                       (29,324,645)
  Increase in other assets                                       (2,499,712)
  Increase in notes payable                                      29,324,645
  Increase in due to FNMA                                        18,406,159
  Increase in accounts payable, accrued
   expenses and other liabilities                                 9,807,257
  Increase in reserves for possible DUS losses                    1,937,480
  Increase in minority interest in subsidiary                     3,652,281
  Increase in deferred tax liability                             10,250,789
  Increase in goodwill                                           (9,842,064)
                                                              -------------
  Cash acquired in PWF purchase                               $  12,608,693
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

In July 2001, the Company placed a substantial portion of its taxable bond investments in CharterMac Corporation ("CM Corp."), a wholly-owned, consolidated taxable subsidiary of CharterMac. CM Corp. allows the Company to better diversify its business lines to include mortgage origination and servicing to third parties and the guarantee of mortgage loans for a fee. CM Corp. will hold most of taxable investments, conduct any fee-generating activities in which the Company may engage and provide management services to Charter Municipal Mortgage Acceptance Company and its other subsidiaries. CM Corp. isolates a substantial portion of the taxable income and expenses of the Company and is subject to Federal income tax. Any distributions of net income from CM Corp. to CharterMac are taxable and are passed through to the shareholders of CharterMac in its dividend.

In December 2001, the Company acquired 80% of the common stock of PW Funding Inc. ("PWF") and it is anticipated that the Company will acquire the remaining 20% of the issued and outstanding stock of PWF within two to three years. PWF is a national mortgage banking firm and, with its subsidiaries, specializes in providing financing and ancillary service to the multifamily housing industry, including construction and permanent debt financing mortgage loan servicing and asset management.

The Company is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related. The Company has engaged Related Charter LP (the "Manager"), an affiliate of Related, to manage its day-to-day affairs.

BASIS OF PRESENTATION

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's investments in Revenue Bonds and interest rate swap agreements.

The consolidated financial statements include the accounts of the Company and four majority owned subsidiary business trusts which it controls: CM Holding Trust, CharterMac Equity Issuer Trust, CharterMac Origination Trust I and CharterMac Owner Trust I(see Notes 6 and 7), and one wholly-owned corporation, CM Corp. CM Corp, in turn, owns 80% of PWF and its subsidiaries, Larsen Financial Services, Inc. and Cambridge Healthcare Funding. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

RECLASSIFICATIONS

Certain amounts from prior years have been reclassified to conform to the 2001 presentation. The most significant of these reclassifications involves the presentation of the Company's borrowings under its Private Label Tender Option Program (see Note 5). In prior years, the Company had presented these borrowings as a separate line item on its consolidated balance sheet between liabilities and equity, called "minority interest in subsidiary (subject to mandatory redemption)," and the income allocated to the holders of the interests in the associated trust was classified as "minority interest in income of subsidiary" on the consolidated statement of income. During 2001, Company management determined that the borrowings under the Private Label Tender Option Program should be classified with the Company's other financing arrangements, and the associated income allocations classified with interest expense, to more clearly reflect the economic substance of the borrowing arrangement and to conform to the treatment afforded these items for debt and trust agreement compliance calculations. The reclassification of prior year amounts to conform to this presentation did not impact the Company's previously reported net income, net income per share, shareholders' equity or cash flows.

INVESTMENT IN REVENUE BONDS AND PROMISSORY NOTES RECEIVABLE

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

The Company periodically evaluates its credit risk exposure associated with its Revenue Bonds to determine whether other than temporary impairments exist. Impairment is indicated if, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the existing contractual terms of the Revenue Bond. The cost basis of a Revenue Bond with other than temporary impairment is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

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

For Revenue Bonds and promissory notes, interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured. Contingent interest is recognized when received. Interest income from Revenue Bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts. Certain construction Revenue Bonds carry a higher interest rate during the construction period, which declines to a lower rate for the balance of the term. In these cases, the Company calculates the effective yield on the Revenue Bond and uses that rate to recognize interest over the life of the bond.

INVESTMENT IN ARCAP

The Company's preferred equity investment in ARCap Investors, L.L.C. ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies (see Note 3).

MORTGAGE BANKING ACTIVITIES

Fannie Mae Program - The Company, through its PWF subsidiary, is approved by the Federal National Mortgage Association ("Fannie Mae") as a Delegated Underwriter and Servicer ("DUS"). Under the Fannie Mae DUS product line, the Company originates, underwrites and services mortgage loans on multifamily residential properties and sells the loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II, or III. As of December 31, 2001, all but one of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae sustains any remaining loss.

Under the terms of the Master Loss Sharing Agreement between Fannie Mae and the Company, the Company is responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, for Level I loans, the Company may request interim loss sharing adjustments which allow the Company to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement. No interim sharing adjustments are available for Level II and Level III loans.

Since the inception of the Fannie Mae DUS product line in 1988, PWF has closed over $2.4 billion of mortgage loans. At December 31, 2001, the Company had approximately $1.6 billion of such loans in its servicing portfolio. In addition, as of December 31, 2001, the Company received commitments from Fannie Mae on two loans totaling approximately $4 million. A substantial portion of the underlying properties subject to these mortgages are located in California. The Company also services approximately $104 million under other Fannie Mae non-risk sharing programs.

The Company maintains on allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. This judgment is based upon various risk assessments including the value of the collateral, the operating results of the properties, the borrower's financial condition and the Company's loss experience.

FHA Program - The Company, through PWF and its subsidiaries, is approved by the U.S. Department of Housing and Urban Development ("HUD")/Federal Housing Administration ("FHA") as nonsupervised mortgagees. The Company, through a PWF subsidiary, is also approved by the Government National Mortgage Association ("GNMA") as a GNMA seller/servicer. As of December 31, 2001, the Company serviced approximately $362 million of loans under the FHA 223(f), 232, and 242 Programs, of which approximately $120 million had GNMA securities outstanding.

Freddie Mac Program - The Company, through PWF and its subsidiaries, is an approved Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer of mortgage loans. At December 31, 2001, the Company had approximately $595 million of such loans in its portfolio. A substantial portion of the underlying properties subject to these mortgages are located in New Jersey.

Other Programs - The Company's PWF subsidiary also originates, underwrites and services multifamily and commercial mortgages for insurance companies, and banks. The servicing for these loans is generally retained by the Company. At December 31 2001, the Company had approximately $305 million of such loans in its portfolio.

Mortgage banking fee revenues earned from arranging financings under the Fannie Mae DUS product line Freddie Mac, FHA, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan thereafter is fixed. Revenue from servicing the loan portfolio is recognized on an accrual basis.

GUARANTEED INVESTMENT CONTRACTS

The Company is participating in the Fannie Mae "Guaranteed Investment Agreement Rate Lock Loan Financing" program for four properties which are currently in the construction phase. Under this program, Fannie Mae commits to a fixed interest rate on a permanent loan, which will be closed at the completion of the construction phase of the project. The rate lock forward commitment provided by Fannie Mae exists for a maximum period of twenty-four months. Fannie Mae loans the Company the amount of the future permanent loan, which is required to be deposited in a guaranteed investment contract during the construction phase. In exchange for such loan, the Company issues Fannie Mae a promissory note whose interest will be paid from the interest on the guaranteed investment contract and the negative arbitrage paid by the borrower. The interest rate on the note will be equivalent to the fixed rate committed to on the permanent loan. At the close of the construction phase, the Company will unwind the guaranteed investment contract to repay the note to Fannie Mae. The Company will originate the permanent loan to the borrower at the rate locked amount, which will be subsequently purchased from the Company by Fannie Mae. The Company has commitments from Fannie Mae under this program of approximately $18.1 million as of December 31, 2001.

MORTGAGE SERVICING RIGHTS

The Company recognizes as assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair value. Mortgage servicing rights are being carried at their estimated fair values based on the purchase price paid by CM Corp for its 80% share of PWF.

SFAS No. 140 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized in the Consolidated Statement of Operations during the applicable period through additions to a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. Subsequent to the initial measurement of impairment, the valuation allowance is adjusted to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as mortgage servicing rights (net of amortization ), however, is not recognized. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratify those rights based on the predominant risk characteristics of the underlying loans.

TEMPORARY INVESTMENTS

Temporary investments consist of puttable floating option tax-exempt receipts, short-term senior securities which bear interest at a floating rate that is reset weekly and other short-term investments that generate tax-exempt and taxable interest income. These investments are recorded at cost which is generally equal to market value.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash in banks and investments in short-term instruments with an original maturity of three months or less. Certain amounts of cash and cash equivalents are restricted and serve as additional collateral for borrowings under securitizations (see Note 5).

DEFERRED COSTS

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

Costs incurred in connection with the Company's Private Label Tender Option Program (see Note 5), such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight-line method over 10 years, which approximates the average remaining term to maturity of the Revenue Bonds in this program.

Costs incurred in connection with the issuance of cumulative preferred shares of subsidiary (see Note 7), such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight line method over the period to the mandatory repurchase date of the shares, approximately 50 years.

Costs incurred in connection with the issuance of Convertible CRA Shares (see
Note 8), such as legal, accounting, documentation and other direct costs, have been accounted for as an offset to beneficial owners' equity of such shares.

FINANCIAL RISK MANAGEMENT AND DERIVATIVES

During 2001, the Company entered into two interest rate swaps (see Note 18), which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Standards No. 133". At the inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments in its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. These hedges have been highly effective, so these has been no ineffectiveness included in earnings. Net amounts receivable or payable under the swap agreements are recorded as adjustments to interest expense. At December 31, 2001, the combined fair market value of the two interest rate swaps has a liability of $2,957,663, included in interest rate swaps on the consolidated balance sheet. Interest paid or payable under the terms of the swaps of $1,685,774, is included in interest expense for the year ended December 31, 2001.

GOODWILL

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

The application of purchase accounting initially resulted in the Company recording a deferred credit for the excess of the fair value of the net assets acquired over their cost. The accrual of the estimated value of the Counsel Fee Shares (see Note 11) at October 1, 1998 was considered to be a purchase price adjustment resulting in the reversal of the carrying value of the excess of acquired net assets over cost ($2,982,708) and the recognition of goodwill at October 1, 1998 in the amount of $4,805,828. In April 1999, the Company successfully negotiated a Discounted Cash Settlement (see Note 12) in lieu of the issuance of Common Shares which resulted in a decrease in the liability for Counsel Fee Shares and in goodwill in the amount of $1,698,986. Goodwill is being amortized to interest income from Revenue Bonds using the straight-line method over nine years, the approximate average remaining term to maturity of the Revenue Bonds acquired in the Merger at that time.

The application of purchase accounting to the merger also resulted in certain Revenue Bonds being initially recorded at a discount or premium to their face amounts. These discounts and premiums are included in the applicable bond's cost basis and amortized into interest income over the bond's remaining term to maturity. Discounts are not amortized, however, if collectibility of amounts in excess of the bond's amortized cost is doubtful.

The merger with American Tax-Exempt Bond Trust ("ATEBT") in 2000 (see Note 11) resulted in the capitalization of an additional $1,482,986 of goodwill. This goodwill is being amortized to interest income from Revenue Bonds using the straight-line method over 10 years, the approximate average term to maturity of the four Revenue Bonds acquired in this transaction.

The Company has determined that the amounts currently capitalized as goodwill from the business combinations discussed above, meet the criteria in SFAS 141 (see "New Pronouncements" below) for recognition as intangible assets apart from goodwill, and accordingly will continue to amortize these amounts over the remaining expected useful lives. This intangible asset is periodically reviewed for impairment, based on the performance of the Revenue Bonds that were acquired in the applicable merger, and would be written down if impairment was indicated.

The acquisition of PWF was accounted for using the purchase method of accounting, as required under SFAS 141 (see New Pronouncements below).

FAIR VALUE OF FINANCIAL INSTRUMENTS

As described above, the Company's investments in Revenue Bonds and its liability under the interest rate swaps are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable and secured borrowings approximate their carrying values at December 31, 2001 and 2000.

INCOME TAXES

Prior to 2001, no provision or benefits for income taxes have been included in these financial statements since the income or loss passes through to, and is reportable by, the shareholders on their respective income tax returns. Effective July 1, 2001, the Company began operation of a new wholly-owned, taxable subsidiary -- CM Corp., which on December 31, 2001, purchased PWF. CM Corp will own the taxable Revenue Bonds and other taxable investments acquired by the Company. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2001, the net tax basis of the Company's assets and liabilities exceeded the net book basis by approximately $230,969,000.

SEGMENT INFORMATION

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers.

As a result of the December 2001 acquisition of PWF, the Company has two reportable business segments: an investing segment and an operating segment. The investing segment consists of subsidiaries holding investments in Revenue Bonds producing primarily tax-exempt interest income. The operating segment generates taxable interest and fee income, through the ownership of taxable bonds, loans and other investments, loan servicing and origination fees, and fees for credit enhancement and guaranty services.

Prior to the year ended December 31, 2001, all the Company's operations were attributable to the investing segment. Because the acquisition of PWF took place on December 31, 2001, there was no impact on the Company's net income, revenues or expenses. Of the total assets for the Company at December 31, 2001, approximately $1.32 billion are attributable to the investing segment and approximately $100 million are attributable to the operating segment.

NEW PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company implemented SFAS 142 on January 1, 2002. The Company has determined that the amount it has currently capitalized as goodwill from business combinations prior to PWF (approximately $3.2 million at December 31, 2001) will meet the criteria in SFAS 141 for recognition as an intangible asset apart from goodwill and, accordingly, continue to be amortized over its expected useful life, subject to impairment testing. The goodwill capitalized as part of the PWF acquisition (approximately $9.8 million) will not be amortized, but will be reviewed annually to determine whether or not any impairment exists. Thus, implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and, in August of 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. Management believes the implementation of these two statements will not have a material impact on the Company's financial statements.

NOTE 2 - Revenue Bonds

The following table provides certain information with respect to each of the Revenue Bonds owned by the Company and its consolidated subsidiaries:

                                                                  STATED                                                   REVENUE
                                                         DATE    INTEREST    CALL   MATURITY    BOND PAR    AMORTIZED     BOND FAIR
PROPERTY                    LOCATION          NOTES     CLOSED    RATE(1)    DATE     DATE       AMOUNT       COST         VALUE(2)
------------------------------------------------------------------------------------------------------------------------------------
TAX-EXEMPT FIRST MORTGAGE BONDS
Stabilized Portfolio
--------------------
  Bristol Village        Bloomington, MN       E,J       Jul-87    7.500%   Jan-10    Dec-27   17,000,000   17,000,000   17,388,000
  Carrington Point       Los Banos, CA        E,J,K      Sep-98    6.375%   Oct-17    Sep-40    3,375,000    3,351,181    2,961,000
  Casa Ramon             Orange County, CA    E,J,K      Jul-00    7.500%   Oct-16    Sep-35    4,744,000    4,707,384    4,895,000
  Cedar Creek            McKinney, TX         E,J,Q      Dec-86    7.430%   Oct-10    Oct-20    8,100,000    8,202,434    8,207,000
  Cedar Pointe           Nashville, TN         D,I       Apr-87    7.000%   Nov-06    Apr-17    9,500,000    8,500,000    9,069,000
  Cedarbrook             Hanford, CA          E,J,K      Apr-98    7.125%   May-17    May-40    2,840,000    2,819,056    2,782,000
  Clarendon Hills        Hayward, CA          D,I,R      Dec-86    5.520%   Dec-03    Dec-03   17,600,000   14,683,645   13,400,000
  Crowne Pointe          Olympia, WA         E,J,R,T     Dec-86    7.250%             Aug-29    5,075,000    5,054,000    5,018,000
  Cypress Run            Tampa, FL            D,I,Q      Aug-86    5.500%   Dec-29    Dec-29   15,402,428   13,910,255   12,274,000
  Del Monte Pines        Fresno, CA           E,J,K      May-99    6.800%   May-17    May-36   11,000,000   10,947,736   10,317,000
  Douglas Pointe         Miami, FL            C,H,K      Sep-99    7.000%   Oct-26    Sep-41    7,100,000    7,091,837    6,778,000
  Fort Chaplin           Washington, DC       E,J,K      Dec-99    6.900%   Jan-16    Jan-36   25,800,000   25,618,289   24,250,000
  Franciscan Riviera     Antioch, CA          C,H,K      Aug-99    7.125%   Apr-16    Aug-36    6,587,500    6,573,173    6,474,000
  Garfield Park          Washington, DC        D,I       Aug-99    7.250%   Aug-17    Aug-31    3,260,000    3,247,130    3,223,000
  Greenbriar             Concord, CA          E,J,K      May-99    6.875%   May-17    May-36    9,585,000    9,585,000    9,089,000
  Highland Ridge         St. Paul, MN         E,J,R      Dec-86    7.250%   Jun-10    Jun-18   15,000,000   14,400,000   14,831,000
  Highpointe             Harrisburg, PA      A,L,M,T     Jul-86    8.500%             Jun-06    8,900,000    7,000,186    5,728,000
  Highpointe             Harrisburg, PA        B,L       Nov-00    9.000%   Jun-06    Jun-06    3,250,000    3,789,719    3,989,000
  Lakepoint              Atlanta, GA          C,G,R      Nov-87    6.000%   Jul-05    Jun-17   15,100,000   13,146,195   12,355,000
  Lakes Edge at Walden   Miami, FL             C,G       Jun-99    6.900%   Jun-13    May-35   14,850,000   14,850,000   13,974,000
  Lakes, The             Kansas City, MO      D,I,R      Dec-86    4.870%   Dec-06    Dec-06   13,650,000   12,750,000   10,896,000
  Lewis Place            Gainesville, FL      C,G,K      Jun-99    7.000%   Jun-16    Jun-41    4,000,000    3,989,143    3,682,000
  Lexington Square       Clovis, CA           D,I,K      Aug-98    6.375%   Sep-17    Aug-40    3,850,000    3,820,940    3,376,000
  Lexington Trails       Houston, TX            B        Nov-00    9.000%   May-07    May-22    4,900,000    5,467,511    5,521,000
  Loveridge              Pittsburg, CA         D,I       Nov-86    7.500%   Jun-04    Nov-06    8,550,000    6,850,000    7,371,000
  Mansions, The          Independence, MO      E,J       May-86    7.250%   Jan-11    Apr-25   19,450,000   18,267,040   19,230,000
  Newport Village        Tacoma, WA          E,J,R,T     Feb-87    7.250%             Aug-29   13,000,000   12,946,000   12,853,000

                                                                    STATED                                                 REVENUE
                                                           DATE    INTEREST  CALL     MATURITY  BOND PAR     AMORTIZED    BOND FAIR
PROPERTY                    LOCATION           NOTES      CLOSED    RATE(1)  DATE      DATE      AMOUNT        COST        VALUE(2)
------------------------------------------------------------------------------------------------------------------------------------
   North Glen              Atlanta, GA           E,J      Sep-86    7.500%  Jul-05     Jun-17  12,400,000   11,481,433    12,683,000
   Ocean Air               Norfolk, VA          E,J,K     Apr-98    7.250%  Jan-16     Nov-30  10,000,000   10,000,000     9,887,000
   Orchard Hills           Tacoma, WA           E,J,R     Dec-86    7.250%  Jun-04     Aug-29   5,650,000    5,627,000     5,586,000
   Orchard Mill            Atlanta, GA          E,J,K     May-89    7.500%  Jul-05     Jun-17  10,500,000    8,746,667    10,739,000
   Pelican Cove            St. Louis, MO         E,J      Feb-87    7.250%  Oct-10     Oct-20  18,000,000   17,600,000    17,797,000
   Phoenix                 Stockton, CA         E,J,K     Apr-98    7.125%  Nov-16     Oct-29   3,250,000    3,177,166     3,151,000
   Reflections             Casselberry, FL      E,J,R     Nov-00    9.000%  Dec-05     Dec-25  10,700,000   12,829,900    13,133,000
   River Run               Miami, FL           E,J,R,T    Aug-87    8.000%             Aug-07   7,200,000    7,200,000     7,855,000
   Shannon Lake            Atlanta, GA           A,R      Jun-87    7.000%  Jul-05     Jun-17  12,000,000   11,571,000    12,103,000
   Silvercrest             Clovis, CA           E,J,K     Sep-98    7.125%  Oct-17     Sep-40   2,275,000    2,261,912     2,232,000
   South Congress          Austin, TX           E,J,K     May-00    7.500%  Oct-16     Sep-36   6,300,000    6,290,635     6,444,000
   Standiford              Modesto, CA          E,J,K     Sep-99    7.125%  Apr-16     Aug-36   9,520,000    9,499,295     9,356,000
   Stonecreek              Clovis, CA           E,J,K     Apr-98    7.125%  May-17     Apr-40   8,820,000    8,751,326     8,635,000
   Sunset Creek            Lancaster, CA        C,G,S     Mar-88    5.477%  Dec-09     Dec-19   8,275,000    6,144,157     6,251,000
   Sunset Downs            Lancaster, CA        D,I,S     Feb-87    5.477%  Dec-09     Dec-19  15,000,000   11,284,000    11,332,000
   Sunset Terrace          Lancaster, CA        D,I,S     Feb-87    5.477%  Dec-09     Dec-19  10,350,000    7,991,679     7,819,000
   Sunset Village          Lancaster, CA        C,G,S     Mar-88    5.477%  Dec-09     Dec-19  11,375,000    8,799,352     8,593,000
   Sycamore Woods          Antioch, CA          E,J,K     May-99    6.875%  May-17     May-36   9,415,000    9,371,045     8,928,000
   Tallwood                Virginia Beach, VA   C,H,K     Sep-99    7.250%  Nov-17     Oct-41   6,205,000    6,198,351     6,135,000
   Thomas Lake             Eagan, MN             E,J      Sep-86    7.500%  Jan-10     Dec-27  12,975,000   13,407,547    13,271,000
   Village Green           Merced, CA           E,J,K     Aug-00    7.500%    *        Aug-14     503,528      495,795       521,000
   Village Green           Merced, CA           E,J,K     Aug-00    7.500%  Jan-17     Jan-37   3,078,000    3,078,000     3,184,000
   Walnut Park Plaza       Philadelphia, PA     E,J,K     Apr-00    7.500%    -        Oct-18   5,500,000    5,320,000     5,600,000
   Williams Run            Dallas, TX            C,G      Dec-00    7.650%  Jan-11     Nov-40  12,650,000   12,650,000    12,596,000
   Willow Creek            Ames, IA              E,J      Feb-87    7.250%  Jul-08     Jun-22   6,100,000    6,100,000     6,031,000
                                                                                              --------------------------------------
      Subtotal-Revenue Bonds Secured by Stabilized Properties                                 489,510,456  464,444,114   459,793,000
                                                                                              --------------------------------------
Lease-up Portfolio
------------------
Barnaby Manor              Washington, DC       C,G,K     Nov-99    7.375%  May-17     May-32   4,500,000    4,500,000     4,526,000
                           League City, TX       D,K      Aug-00    7.500%  Aug-17     Aug-42  10,100,000   10,100,000    10,330,000
   Chapel Ridge at Little
      Rock                 Little Rock, AR      E,J,K     Aug-99    7.125%  Aug-15     Aug-39   5,600,000    5,562,828     5,428,000
   Chapel Ridge at         Texarkana, AR        E,J,K     Sep-99    7.375%  Oct-16     Sep-41   5,800,000     5,794,000    5,833,000
     Texarkana

                                                                     STATED                                                REVENUE
                                                            DATE    INTEREST  CALL   MATURITY   BOND PAR     AMORTIZED    BOND FAIR
PROPERTY                    LOCATION             NOTES     CLOSED    RATE(1)  DATE    DATE       AMOUNT        COST        VALUE(2)
------------------------------------------------------------------------------------------------------------------------------------
   College Park             Naples, FL            E,J      Jul-98   7.250%   Jul-25   Jul-40   10,100,000   10,036,000   9,961,000
   Columbia at Bells Ferry  Cherokee Co., GA      E,J      Apr-00   7.400%   Apr-17   Apr-42   13,000,000   13,000,000  13,119,000
   Falcon Creek             Indianapolis, IN     E,J,K     Sep-98   7.250%   Sep-16   Aug-38    6,144,600    6,108,067   6,062,000
   Forest Hills             Garner, NC           C,H,K     Dec-98   7.125%   Jun-16   Jun-34    5,930,000    5,825,398   5,696,000
   Gulfstream               Dania, FL            E,J,K     Jul-98   7.250%   Apr-16   Jul-38    3,500,000    3,468,478   3,445,000
   Hamilton Gardens         Hamilton, NJ         C,H,K     Mar-99   7.125%   Mar-17   Mar-35    6,400,000    6,323,103   6,181,000
   Jubilee Courtyards       Florida City, FL     E,J,K     Sep-98   7.125%   Oct-25   Sep-40    4,150,000    4,026,517   3,928,000
   Lake Jackson             Lake Jackson, TX     E,J,K     Dec-98   7.000%   Jan-18   Jan-41   10,934,000   10,882,376  10,430,000
   Lake Park                Turlock, CA          E,J,K     Jun-99   7.250%   Oct-15   Sep-35    3,638,000    3,638,000   3,638,000
   Lakemoor                 Durham, NC            C,H      Dec-99   7.250%   Jan-17   Dec-41    9,000,000    9,000,000   8,898,000
   Lenox  Park              Gainesville, GA      C,G,K     Jul-99   6.800%   Aug-21   Jul-41   13,000,000   12,973,512  12,055,000
   Madalyn Landing          Palm Bay, FL         E,J,K     Nov-98   7.000%   Dec-17   Nov-40   14,000,000   13,928,183  13,349,000
   Marsh Landing            Portsmouth, VA       E,J,K     May-98   7.250%   Jul-17   Jul-30    6,050,000    5,960,540   5,944,000
   Millpond Village         East Windsor, CT      C,G      Dec-00   7.550%     -      Dec-31   14,300,000   14,300,000  14,724,000
   Mountain Ranch           Austin, TX           C,H,K     Dec-98   7.125%   Jan-18   Jan-41    9,128,000    9,086,371   8,863,000
   Newark Commons           New Castle, DE       E,J,K     May-00   7.300%   May-18   May-43   14,300,000   14,300,000  14,236,000
   Northpointe Village      Fresno, CA           E,J,K     Aug-98   7.500%   Sep-17   Aug-40   13,250,000   13,176,504  13,679,000
   Park Sequoia             San Jose, CA         E,J,K     Oct-00   7.500%   Mar-17   Mar-37    6,740,000    6,740,000   6,972,000
   San Marcos               San Marcos, TX       D,I,K     May-00   7.375%   Mar-17   Mar-42    7,231,000    7,231,000   7,273,000
   Summer Lake              Davie, FL            D,I,K     Mar-00   7.400%   Apr-27   Mar-42    5,600,000    5,600,000   5,651,000
   Walnut Creek             Austin, TX            E,J      May-00   7.500%   Oct-16   Sep-36    3,240,000    3,235,184   3,314,000
   Walnut Creek             Austin, TX            E,J      May-00   7.500%     *      May-14      360,000      308,674     344,000
                                                                                              --------------------------------------
     Subtotal-Revenue Bonds Secured by properties in lease-up stage                           205,995,600  205,104,735 203,879,000
                                                                                              --------------------------------------
Construction Bond Portfolio
---------------------------
   Arbors at Creekside      Austin, TX         C,K,N,P,U   Jun-01   8.000%   Jun-18   May-41    8,600,000    8,600,000   8,796,000
   Armstrong Farm           Jeffersonville, IN C,H,K,N,P   Oct-00   7.500%   Oct-17   Oct-40    8,246,000    8,246,000   8,434,000
   Belmont Heights Estates  Tampa, FL           C,H,K,V    Jun-01   8.150%   Jun-18   Jun-43    7,850,000    7,850,000   8,136,000
   Bluffview                Denton, TX          C,H,K,W    May-01   8.600%   May-18   May-41   10,700,000   10,700,000  11,090,000
   Blunn Creek              Austin, TX          C,H,K,X    Aug-01   7.900%   Jul-18   Jul-41   15,000,000   15,000,000  14,933,000
   Chandler Creek           Round Rock, TX     C,H,N,P,Y   Oct-00   8.500%   Dec-17   Nov-42   15,850,000   15,850,000  15,679,000

                                                                      STATED                                                REVENUE
                                                             DATE    INTEREST    CALL   MATURITY   BOND PAR    AMORTIZED   BOND FAIR
PROPERTY                    LOCATION             NOTES      CLOSED    RATE(1)    DATE     DATE      AMOUNT       COST      VALUE(2)
------------------------------------------------------------------------------------------------------------------------------------
   Chapel Ridge at
     Claremore            Claremore, OK          C,K,N,P     Oct-00     7.500%   Oct-17   Oct-42   4,100,000   4,100,000   4,193,000
   Chapel Ridge at Lowell Lowell, AR              C,G,K      May-01     5.500%   Oct-01   May-02   5,500,000   5,500,000   5,550,000
   Cobb Park              Ft. Worth, TX            A,Z       Jul-01     7.900%   Aug-18   Jul-41   7,500,000   7,500,000   7,569,000
   Grace Townhomes        Ennis, TX              D,I,N,P     May-00     7.500%   Jun-17   Jun-42   5,225,600   5,225,600   5,345,000
   Grandview Forest       Durham, NC          D,I,K,N,P,AA   Dec-00     8.500%   Feb-18   Jan-43   5,483,907   5,483,907   5,609,000
   Greenbridge at
     Buckingham           Richardson, TX         C,H,N,P     Nov-00     7.400%   Mar-17   Nov-40  19,735,000  19,735,000  19,009,000
   Hidden Grove           Miami, FL             C,H,K,N,P    Sep-00     7.400%   Oct-17   Oct-42   8,600,000   8,600,000   8,679,000
   Hillside               Dallas, TX           C,K,N,P,BB    Dec-01     7.900%   Nov-18   Dec-41  12,500,000  12,500,000  12,500,000
   Knollwood Villas       Denton, TX            C,H,K,CC     May-01     8.600%   May-18   May-41  13,750,000  13,750,000  14,251,000
   Lakeline               Leander, TX           C,N,P,DD     Nov-01     8.100%   Aug-18   Aug-43  21,000,000  21,000,000  21,000,000
   Lakewood Terrace       Belton, MO           D,I,N,P,EE    Aug-01     7.900%   Feb-19   Aug-41   7,650,000   7,650,000   7,720,000
   Magnolia Arbors        Covington, GA          C,H,N,P     Apr-01     7.500%   May-18   Apr-23  12,500,000  12,500,000  12,785,000
   Midtown Square         Columbus, GA            A,N,P      Jun-01     7.400%   Jun-21   May-43   5,600,000   5,600,000   5,651,000
   Oak Hollow             Dallas, TX           C,K,N,P,HH    Dec-01     7.900%   Nov-18   Dec-41   8,625,000   8,625,000   8,625,000
   Oaks at Hampton        Dallas, TX              C,G,K      Apr-00     7.200%   Mar-27   Mar-40   9,535,000   9,535,000   9,362,000
   Palm Terrace           Auburn, CA          C,G,K,N,P,KK   Aug-01     8.400%   Aug-18   Jul-44   4,460,000   4,460,000   4,552,000
   Palm Terrace           Auburn, CA            C,G,K,N,P    Aug-01     9.500%     -      Apr-03   1,542,381   1,542,381   2,021,000
   Parks at Westmoreland  DeSoto, TX            C,H,K,N,P    Jul-00     7.500%   Jul-17   Jul-40   9,535,000   9,535,000  11,053,000
   Princess Anne House    Virginia Beach, VA    C,H,K,N,P    Apr-00     7.500%   Apr-25   Apr-42   7,500,000   7,500,000   7,671,000
   Red Hill Villas        Round Rock, TX         C,K,LL      Dec-00     8.400%   Dec-17   Dec-40   9,900,000   9,900,000   9,991,000
   River's Edge           Green Island, NY        C,MM       Nov-01     7.700%   Jun-16   Nov-43  15,000,000  15,000,000  15,000,000
   Riverside Meadows      Austin, TX             C,K,NN      Dec-01     7.500%   Nov-20   Dec-41  11,500,000  11,500,000  11,500,000
   Running Brook          Miami, FL              C,K,N,P     Sep-00     7.400%   Jan-27   Dec-42   8,495,000   8,495,000   8,573,000
   Southwest Trails       Austin, TX            D,I,K,N,P    Aug-00     7.350%   Jun-17   Jun-42   6,500,000   6,500,000   6,515,000
   West Meadows           Colorado Spgs., CO     C,K,N,P     Dec-01     7.250%   Aug-18   Nov-41  13,000,000  13,000,000  13,000,000
   Westlake Village       Jackson, NJ            C,K,N,P     Nov-01     7.200%   May-19   Nov-41   6,425,000   6,425,000   6,425,000
   Westlake Village       Jackson, NJ            C,K,N,P     Nov-01     8.000%     -      Feb-04     575,000     575,000     575,000
   White Rock             San Antonio, TX       C,N,P,QQ     Dec-01     7.750%   Dec-18   Dec-41  20,345,000  20,345,000  20,345,000
   Woods Edge             Charlottesville, VA  D,I,N,P,RR    Nov-00     7.800%   Nov-17   Nov-40   4,850,000   4,850,000   4,961,000
                                                                                              --------------------------------------
      Subtotal-Revenue Bonds Secured by Properties in Construction                               333,177,888 333,177,888 337,098,000
                                                                                              --------------------------------------

                                                                    STATED                                                REVENUE
                                                           DATE    INTEREST CALL   MATURITY    BOND PAR    AMORTIZED     BOND FAIR
PROPERTY                     LOCATION          NOTES      CLOSED    RATE(1) DATE    DATE        AMOUNT       COST         VALUE(2)
-----------------------------------------------------------------------------------------------------------------------------------
Rehabilitation Bond Portfolio
-----------------------------
   Autumn Ridge              San Marcos, CA    E,J,K      Aug-00    7.650%  Aug-27  Jul-37     9,304,230    9,304,230     9,818,000
   King's Village            Pasadena, CA      E,J,K      Jul-00    7.500%  Dec-16  Dec-36    17,650,000   17,650,000    18,259,000
   Mecca Vineyards           Indio, CA         C,K,FF     Nov-01    7.750%  May-18  May-38    13,040,000   13,040,000    13,040,000
   Mecca Vineyards           Indio, CA          C,K       Nov-01    7.250%    -     Jul-14     1,500,000    1,500,000     1,500,000
   Merchandise Mart          St. Louis, MO   C,K,O,P,GG   Oct-01    8.000%  Oct-19  Sep-41    25,000,000   25,000,000    25,000,000
   Oakwood Manor             Little Rock, AR  C,H,K,II    Jun-01    8.500%  Dec-17  Nov-37     5,010,000    5,010,000     5,227,000
   Oakwood Manor             Little Rock, AR   C,H,K      Jun-01    7.650%    -     Nov-11       440,000      440,000       459,000
   Ocean Ridge               Federal Way, WA   C,K,JJ     Dec-01    7.750%  Nov-18  Nov-38     6,675,000    6,675,000     6,675,000
   Sherwood Lake             Tampa, FL        C,G,K,OO    Apr-01    8.450%  Nov-17  Sep-37     4,100,000    4,100,000     4,166,000
   Silverwood                Lakewood, WA      C,K,PP     Dec-01    8.000%  Nov-18  Nov-38     3,300,000    3,300,000     3,300,000
   Valley View & Ridgecrest  Little Rock, AR   C,G,K      Oct-01    8.000%    -     Dec-27     9,200,000    9,200,000     9,200,000
                                                                                         -  ----------------------------------------
     Subtotal-Revenue Bonds Secured by properties undergoing rehabilitation                    95,219,230   95,219,230    96,644,000
                                                                                            ----------------------------------------
     Subtotal- Tax-Exempt First Mortgage Revenue Bonds                                      1,123,903,174 1,097,945,96 1,097,414,000
                                                                                            ----------------------------------------
TAXABLE FIRST MORTGAGE BONDS
   Chandler Creek            Round Rock, TX   F,N,P,SS    Oct-00     9.750%           Dec-42     350,000      350,000       382,000
   Cobb Park                 Ft. Worth, TX       F        Jul-01     9.500%           Nov-10     285,000      285,000       303,000
   Greenbriar                Concord, CA        F,K       May-99     9.000%           May-36   2,015,000    1,974,902     2,030,000
   Greenbridge at
     Buckingham              Richardson, TX    F,N,P      Nov-00    10.000%           Feb-07     350,000      350,000       392,000
   Hillside                  Dallas, TX       F,K,N,P     Dec-01     9.250%           Oct-09     400,000      400,000       400,000
   Lake Park                 Turlock Park, CA   F,K       Jun-99     9.000%           Sep-35     375,000      347,078       378,000
   Lakeline                  Leander, TX       F,N,P      Dec-01     9.650%           May-09     550,000      550,000       550,000
   Lakes Edge at Walden      Miami, FL           F        Jun-99    11.000%           Aug-10   1,400,000    1,272,094     1,724,000
   Magnolia Arbors           Covington, GA     F,N,P      Apr-01     8.950%           Jul-18   1,000,000    1,000,000     1,002,000
   Mecca Vineyards           Indio, CA          F,K       Nov-01     9.000%           Apr-07     360,000      360,000       360,000
   Midtown Square            Columbus, GA      F,N,P      Jun-01     8.950%           Feb-14     235,000      235,000       235,000
   Oaks at Hampton           Dallas, TX         F,K       Apr-00     9.000%           May-10     525,000      525,000       529,000
   Oakwood Manor             Little Rock, AR    F,K       Jun-01     9.500%           Jan-09     765,000      746,179       813,000
   Ocean Ridge               Federal Way, WA    F,K       Dec-01     8.750%           Sep-23   2,325,000    2,325,000     2,325,000

                                                                  STATED                                                REVENUE
                                                         DATE    INTEREST CALL   MATURITY    BOND PAR    AMORTIZED     BOND FAIR
PROPERTY                     LOCATION          NOTES    CLOSED    RATE(1) DATE    DATE        AMOUNT       COST         VALUE(2)
---------------------------------------------------------------------------------------------------------------------------------
   Parks at Westmoreland       DeSoto, TX       F,K,N,P Jul-00     9.000%         Nov-09      455,000       455,000        458,000
   Princess Anne House         Virginia
                                Beach, VA       F,K,N,P Apr-00     9.500%         Jan-06      125,000       125,000        133,000
   Red Hill Villas             Round Rock, TX     F,K   Dec-00     9.500%         Jul-01      400,000       400,000        425,000
   Riverside Meadows           Austin, TX         F,K   Dec-01     8.750%         May-09      200,000       200,000        200,000
   Silverwood                  Lakewood, WA       F,K   Dec-01     8.750%         Aug-17      525,000       525,000        525,000
   White Rock                  San Antonio, TX   F,N,P  Dec-01     9.500%         Aug-08      430,000       430,000        430,000
   Williams Run                Dallas, TX          F    Dec-00     9.250%         Jul-04      200,000       151,879        207,000
                                                                                        ------------------------------------------

     Subtotal-Taxable Bonds                                                                13,270,000    13,007,132     13,801,000
                                                                                        ------------------------------------------

       Total First Mortgage Bonds                                                       1,137,173,174 1,110,953,099  1,111,215,000
                                                                                        ------------------------------------------
OTHER TAX-EXEMPT SUBORDINATE BONDS
   Draper Lane                 Silver Spring,
                               MD                 C,H   Feb-01    10.000% Mar-06  Mar-40   11,000,000    11,000,000     11,000,000
   Museum Tower                Philadelphia, PA   C,G   Nov-00     8.250%         Dec-26    6,000,000     6,000,000      6,000,000
   Park at Landmark            Alexandria, VA     C,G   Sep-00     8.750%         Dec-29    9,500,000     9,500,000      9,500,000
                                                                                        ------------------------------------------
     Subtotal-Subordinate Bonds                                                            26,500,000    26,500,000     26,500,000
                                                                                        ------------------------------------------
       Total Revenue Bonds                                                              1,163,673,174 1,137,453,099  1,137,715,000
                                                                                        ==========================================

1. The stated interest rate represents the coupon rate of the Revenue Bond at December 31, 2001.

2. The Revenue Bonds are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values at December 31, 2001.

A.   Owned by the Company, not including its consolidated subsidiaries.

B.   Owned by CM Holding, a consolidated subsidiary of the Company (see Merger)

C. Owned by CharterMac Equity Issuer Trust, a consolidated subsidiary of the Company (see Merger)

D. Owned by CharterMac Origination Trust I, a consolidated subsidiary of the Company (see Merger)

E. Owned by CharterMac Owner Trust I, a consolidated subsidiary of the Company (see Merger)

F.   Owned by CharterMac Corporation, a consolidated subsidiary of the Company.

G. Held by Merrill Lynch as collateral for secured borrowings (see Financing Arrangements below).

H. Held by Merrill Lynch as collateral in connection with the Merrill Lynch P-FLOATS/RITESSM Program (see Financing Arrangements below).

I. Held as collateral in connection with the TOP (see Private Label Tender Option Program below).

J. Transferred to CharterMac Owner Trust I in connection with the TOP (see Private Label Tender Option Program below).

K. The obligors of these Revenue Bonds are partnerships in which affiliates of the Manager are partners that own a controlling interest.

L. The original owner of the Underlying Property and obligor of the Revenue Bond has been replaced with an affiliate of the Manager.

M.   The minimum par rate is the cash flow of the property.

N. In the event the construction of the Underlying Property is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.

O. In the event the rehabilitation of the Underlying Property is not completed in a timely manner, the Company may "put" the Revenue Bond to the construction lender at par.

P. All of the "puts" (see N and O above) are secured by a letter of credit issued by the construction lender to the Company.

Q. The Revenue Bond is currently awaiting approval from the Issuer for modification. The Company is confident that the modification will occur and has therefore shown the terms of the Revenue Bond as per a forbearance agreement which mirrors the terms of the Revenue Bond modification.

R.   The Company received participating interest during 2001.

S. A third party has the option to acquire these Revenue Bonds for an aggregate price of $35,250,000. The notice to exercise the option, on or about March 18, 2002, was received by the Company on February 15, 2002.

T. The Company is permitted to call the Revenue Bond with six months written notice.

U. The interest rate for this Revenue Bond is 8.5% through September 1, 2002 and 7.5% thereafter.

V. The interest rate for this Revenue Bond is 8.15% through March 1, 2003 and 7.6% thereafter.

W. The interest rate for this Revenue Bond is 8.6% through August 1, 2002 and 7.6% thereafter.

X. The interest rate for this Revenue Bond is 7.9% through November 1, 2002 and 7.4% thereafter.

Y. The interest rate for this Revenue Bond is 8.5% through November 1, 2002 and 7.6% thereafter.

Z. The interest rate for this Revenue Bond is 7.9% through December 1, 2002 and 7.4% thereafter.

AA. The interest rate for this Revenue Bond is 8.5% through January 1, 2003 and 7.5% thereafter.

BB. The interest rate for this Revenue Bond is 7.9% through March 1, 2003 and 7.0% thereafter.

CC. The interest rate for this Revenue Bond is 8.6% through August 1, 2002 and 7.6% thereafter.

DD. The interest rate for this Revenue Bond is 8.1% through November 1, 2003 and 7.7% thereafter.

EE. The interest rate for this Revenue Bond is 7.9% through October 1, 2002 and 7.4% thereafter.

FF. The interest rate for this Revenue Bond is 7.75% through February 1, 2003 and 7.25% thereafter.

GG. The interest rate for this Revenue Bond is 8.0% through February 1, 2002 and 7.5% thereafter.

HH. The interest rate for this Revenue Bond is 7.9% through March 1, 2003 and 7.0% thereafter.

II. The interest rate for this Revenue Bond is 8.5% through September 1, 2002 and 7.65% thereafter.

JJ. The interest rate for this Revenue Bond is 7.75% through November 1, 2002 and 6.95% thereafter.

KK. The interest rate for this Revenue Bond is 8.4% through January 1, 2003 and 7.4% thereafter.

LL. The interest rate for this Revenue Bond is 8.4% through December 1, 2002 and 7.4% thereafter.

MM. The interest rate for this Revenue Bond is 7.7% through December 1, 2003 and 7.2% thereafter.

NN. The interest rate for this Revenue Bond is 7.5% through April 1, 2003 and 7.0% thereafter.

OO. The interest rate for this Revenue Bond is 8.45% through October 1, 2002 and 7.45% thereafter.

PP. The interest rate for this Revenue Bond is 8.0% through September 1, 2002 and 7.2% thereafter.

QQ. The interest rate for this Revenue Bond is 7.75% through April 1, 2003 and 7.7% thereafter.

RR. The interest rate for this Revenue Bond is 7.8% through November 1, 2002 and 7.5% thereafter.

SS. The interest rate for this Revenue Bond is 9.75% through November 1, 2002 and 9.25% thereafter.

Reconciliation of Revenue Bonds:                                       2001           2000          1999
                                                                --------------   ------------   ------------
Balance at beginning of period                                    $845,405,056   $587,892,000   $458,662,600
  Acquisitions                                                     295,962,380    304,740,265    165,355,500
  Proceeds from repayments of bonds                                (24,227,000)   (22,400,000)   (21,395,213)
  Periodic principal repayments of bonds                            (1,583,592)      (378,563)            --
  Carrying  amount  of  bonds  in  excess  (less  than)  of
    proceeds from the repayment                                       (681,904)       719,308       (256,000)
  Loss on impairment of assets                                        (400,000)            --     (1,859,042)
  Net change in fair value of bonds                                 23,135,335    (25,291,326)   (12,642,300)
  Accretion  of  deferred  income and  purchase  accounting
    adjustment                                                         104,725        123,372         26,455
                                                                --------------   ------------   ------------
Balance at close of period                                      $1,137,715,000   $845,405,056   $587,892,000
                                                                ==============   ============   ============

The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the years ended December 31, 2001, 2000 and 1999 were 7.4%, 7.74% and 7.26%, respectively, based on weighted average face amounts of approximately $965,865,000, $710,544,000 and $525,092,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at December 31, 2001 and 2000 was $1,137,453,098 and $868,278,491, respectively. The net unrealized gain on Revenue Bonds in the amount of $261,902 at December 31, 2001 consisted of gross unrealized gains and losses of $20,212,713 and $19,940,811, respectively. The net unrealized loss on Revenue Bonds in the amount of $22,873,435 at December 31, 2000 consisted of gross unrealized gains and losses of $6,835,510 and $29,708,945, respectively.

The principal and interest payments on each Revenue Bond are payable only from the cash flows of the Underlying Properties, including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such Revenue Bonds (the "Mortgage Loans"). None of the Revenue Bonds constitutes a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding Revenue Bond that it secures. In order to protect the tax-exempt status of the Revenue Bonds, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

No single Revenue Bond provided interest income that exceeded 10% of the Company's total revenue for the years ended December 31, 2001, 2000 or 1999. Based on the face amount of Revenue Bonds at December 31, 2001, approximately 24% of the Underlying Properties are located in California, 11% are located in Florida, and 24% are located in Texas. No other state comprises more than 10% of the total face amount at December 31, 2001. Based on the face amount of Revenue Bonds at December 31, 2000, approximately 23.1% of the Underlying Properties were located in California, 13.6% were located in Florida, and 17.2% were located in Texas. No other state comprised more than 10% of the total face amount at December 31, 2000.

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

Certain Revenue Bonds provide for "participating interest" which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds. Both the stated and participating interest on the Revenue Bonds are exempt from federal income taxation. During the years ended December 31, 2001, 2000 and 1999, participating interest was collected amounting to approximately $1,496,000, $1,716,000 and $728,000, respectively. Revenue Bonds that contain provisions for contingent interest are referred to as "participating"; Revenue Bonds lacking this provision are "non-participating".

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance. Promissory notes and/or second mortgages typically secure such advances. As of December 31, 2001, the face amount of such advances was $12,625,000, with rates ranging from 8% to 13% and a carrying value of $7,166,000, (net of purchase accounting adjustments), and a reserve for collectibility of $138,000. Included in such amounts were advances to obligors which are affiliates of the Manager at an aggregate face amount of approximately $5,029,000, rates ranging from 8% to 10%.

2001 TRANSACTIONS

                                                                            AGGREGATE      WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                                             PURCHASE        CONSTRUCTION     PERMANENT INTEREST
                                                          FACE AMOUNT         PRICE              RATE                RATE
--------------------------------------------------------------------------------------------------------------------------------
  Non-participating Revenue Bonds
     Construction/rehabilitation properties               $284,962,381     $291,053,618             7.900%          7.530%
  Subordinated non-participating Revenue Bonds              11,000,000       11,260,970           N/A              10.000%
  Other Investments
     Bridge and mezzanine loans                             13,897,017                            N/A               8.782%

Revenue Bond and notes repaid and RITES terminated during 2001 are summarized below:

                                                                                     REALIZED
                                                FACE AMOUNT            COST          GAINS/(LOSSES)
----------------------------------------------------------------------------------------------------
Participating Revenue Bonds
   Stabilized                                  $17,775,000          $18,735,343           $(761,859)

Non-participating Revenue Bonds
   Stabilized                                    6,255,000            6,400,979            (145,979)
   Construction/rehabilitation (RITES)               5,000                8,766              (3,766)

Notes
   Stabilized                                    2,540,000            2,540,000                  --

2001 BOND MODIFICATIONS

On June 1, 2001, the Company agreed to a modification of the terms of the Revenue Bond secured by the Loveridge Apartments Project. The stated interest rate was reduced from 8% to 7.5% and the call date was extended to June 1, 2004. As of December 31, 2001, this bond had a carrying value and fair value of approximately $6.9 million and $7.4 million, respectively.

2001 BOND IMPAIRMENT

During the second quarter of 2001, the borrowers of Lexington Trails failed to make regular interest payments. As a result, the Company determined the bond was impaired, and wrote down the bond to its estimated fair value of approximately $5.5 million and took a loss on impairment of $400,000.

2000 TRANSACTIONS

Revenue Bonds acquired, including those in the ATEBT merger (see Note 11), during 2000 are summarized below:

                                                                            AGGREGATE      WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                                             PURCHASE        CONSTRUCTION     PERMANENT INTEREST
                                                          FACE AMOUNT         PRICE              RATE                RATE
--------------------------------------------------------------------------------------------------------------------------------
  Participating Revenue Bonds
     Stabilized properties                               $  15,625,000    $  18,880,000           N/A               9.000%
  Non-participating Revenue Bonds
     Stabilized properties                                  31,219,000       23,575,084           N/A               7.964%
     Construction/rehabilitation properties                237,467,265      242,453,590             7.837%          7.461%
  Subordinated non-participating Revenue Bonds              15,500,000       15,810,000           N/A               8.460%

(a)  Includes bonds acquired as part of the ATEBT merger.

Revenue Bonds repaid and RITES (see Note 4) terminated during 2000 are summarized below:

                                                                                     REALIZED
                                                FACE AMOUNT            COST          GAINS/(LOSSES)
----------------------------------------------------------------------------------------------------
Participating Revenue Bonds
   Stabilized                                   $22,400,000      $21,719,635              $680,365
Non-participating Revenue Bonds
   Construction/rehabilitation (RITES)               10,000           10,000               (35,214)

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

The original obligors and owners of the Underlying Properties of the Cedar Creek, Highpointe, Pelican Cove and Loveridge Revenue Bonds have been replaced with affiliates of the Manager who have not made equity investments. These affiliates have assumed the day-to-day responsibilities and obligations of the Underlying Properties. On September 29, 2000, the affiliates of the Manager sold 49% of Pelican Cove and Cedar Creek. During 2001 the remaining 51% of Pelican Cove and Cedar Creek were purchased by the same buyers who purchased the initial 49%. Also in 2001, ownership of the property underlying the Loveridge Revenue Bond was transferred to Loveridge L.P., also an affiliate of the Manager. A buyer is being sought for the remaining Underlying Property-Highpointe. Highpointe is generally paying as interest an amount equal to the net cash flow generated by operations, which is less than the stated rate of the Revenue Bond. The Company has no present intention of declaring default on this Revenue Bond. The aggregate carrying value of Highpointe at December 31, 2001 and December 31, 2000 was approximately $5,728,000 and $5,591,000, respectively, and the income earned from Highpointe for the years ended December 31, 2001 and 2000 was approximately $315,000 and $420,000, respectively.

NOTE 3 - Investment in ARCap

On October 18, 2001, the Company, through CM Corp., purchased 739,741 units of Series A Convertible Preferred Membership Interests in ARCap Investors, LLC at the price of $25.00 per unit, with a preferred return of 12.00%.

ARCap Investors, LLC was formed in January, 1999 by REM/CAP and Apollo Real Estate Investors to invest exclusively in subordinated CMBS. Since then, ARCap has changed its focus and has begun to provide portfolio management services for third parties.

Summarized financial information for ARCap as of December 31, 2001 and the year then ended is as follows:

                                                                   ($'s in millions)
Investment securities - trading                                               $ 565
Other assets                                                                     31
                                                                                ---
Total assets                                                                  $ 596
                                                                                ===
Repurchase agreements and long-term debt                                      $ 322
Other liabilities                                                                50
Members' equity                                                                 224
                                                                                ---
Total liabilities and equity                                                  $ 596
                                                                                ===
Total revenues                                                                $  63
Total expenses                                                                   50
                                                                                ---
Net income                                                                    $  13
                                                                                ===

NOTE 4 - Deferred Costs

The components of deferred costs are as follows:

                                                                              DECEMBER 31,
                                                                     ----------------------------
                                                                         2001             2000
                                                                     -----------      -----------
Deferred bond selection costs                                        $25,355,551      $16,260,545
Deferred costs relating to the Private Label Tender Option
  Program (see Note 5)                                                 6,788,462        5,915,266
Deferred costs relating to the issuance of preferred shares
  of subsidiary (see Note 7)                                           8,376,806        6,490,989
Deferred financing costs PWF acquisition and warehouse debt              332,285                -
                                                                     -----------      -----------
                                                                      40,853,104       28,666,800

Less:  Accumulated amortization                                       (9,056,690)      (4,465,458)
                                                                     -----------      -----------
                                                                     $31,796,414      $24,201,342
                                                                     ===========      ===========

NOTE 5 - Financing Arrangements

P-FLOATS/RITES PROGRAM

To raise additional capital to acquire Revenue Bonds, the Company has securitized certain Revenue Bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATS/RITES-SM- program. Under this program, the Company transfers certain Revenue Bonds to Merrill Lynch. Merrill Lynch deposits each Revenue Bond into an individual special purpose trust together with a credit enhancement guarantee ("Guarantee"). Two types of securities are then issued by each trust, (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATS"), a short-term senior security which bears interest at a floating rate that is reset weekly and (2) Residual Interest Tax Exempt Securities ("RITES"), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees. The P-FLOATS are sold to third party investors and the RITES are generally sold back to the Company. The Company has the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying Revenue Bonds from the trust. When the Revenue Bonds are deposited into the P-FLOAT Trust, the Company receives the proceeds from the sale of the P-FLOATS less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the Revenue Bonds from local issuers, deposit them in the trust, sell the P-FLOAT security to investors and then the RITES to the Company.

For financial reporting purposes, due to the repurchase right, the Company accounts for the net proceeds received upon the transfer of its Revenue Bonds through the P- P-FLOATS/RITES-SM- program as secured borrowings and, accordingly, continues to account for the Revenue Bonds as assets. When Merrill Lynch purchases Revenue Bonds directly and sells the RITES to the Company, the RITES are included in other assets and accounted for at fair value as available-for-sale debt securities.

In order to facilitate the securitization, the Company has pledged certain additional Revenue Bonds as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 2001, the total carrying amount of such additional Revenue Bonds, cash and cash equivalents and temporary investments pledged as collateral was approximately $148 million.

During the year 2001, the Company transferred 13 Revenue Bonds with an aggregate face amount of approximately $142 million to the P-FLOATS/RITES program and received proceeds of approximately $135 million. Additionally, the Company repurchased five Revenue Bonds with an aggregate face value of approximately $55 million.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES-SM- program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 3.72%, 4.96% and 4.8%, annualized, for the years ended December 31, 2001 and 2000 and the period June 29, 1999 (inception of this program) through December 31, 1999, respectively.

PRIVATE LABEL TENDER OPTION PROGRAM

The Company also utilizes its Private Label Tender Option Program ("TOP") to raise additional capital to acquire Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400 million. On December 7, 2000, the Company refined the structure of the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500 million.

As of December 31, 2001, the Company has contributed 64 issues of Revenue Bonds in the aggregate par amount of approximately $578 million to CharterMac Origination Trust I (the "Origination Trust"), a wholly owned, indirect subsidiary of the Company. The Origination Trust then contributed 47 of its Revenue Bonds, with an aggregate par amount of approximately $428 million, to CharterMac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2001, four such Series Trusts were created: two California only series and two National (non-state specific) series.

Each Series Trust issues two equity certificates: (i) a Senior Certificate, which has been deposited into another Delaware business trust (a "Certificate Trust") which issued and sold certificates with a floating interest rate ("Floater Certificates") representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in each Series Trust, which has been issued to the Origination Trust. At December 31, 2001, the two California only and two National Series Trusts had Floater Certificates with an outstanding amount of $124 million and $305 million, respectively.

The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $150 million) are an additional collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trusts.

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

The Company's cost of funds relating to the TOP (calculated interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 3.5%, 5.4% and 4.5% for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table shows the components of the financing arrangements.

                                                                      AMOUNT FINANCED
FINANCING ARRANGEMENT                                 DECEMBER 31, 2001              DECEMBER 31, 2000
---------------------                                 -----------------              -----------------
     P-FLOATS/RITES                                     $191,796,333                    $110,026,031
     Private Label Tender Offer Program                  350,000,000                     275,000,000
                                                        ------------                    ------------
          Total                                         $541,796,333                    $385,026,031
                                                        ============                    ============

NOTE 6 -- Notes Payable

In connection with the acquisition of PWF, the Company entered into a loan commitment (the "PWF acquisition loan"). The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%. The loan is interest only for the first twelve months. Beginning in month thirteen and through the remaining loan term, quarterly straight-line principal amortization on the Initial Advance is paid based on a ten-year amortization period. Additionally, after receiving the Final Advance, additional quarterly straight-line principal amortization payments on the Final Advance will be made based on the remaining years of the amortization period for the Initial Advance.

At December 31, 2001, there was approximately $27.3 million outstanding on this loan, included in notes payable in the accompanying financial statements.

PWF also has another $50 million multi-family revolving warehouse facility, which will expire on May 31, 2002. At December 31, 2001, the facility was temporarily increased to $160 million and had outstanding borrowings of $ 29.3 million at an interest rate of 30-day LIBOR plus 1.00%, which resets daily, with a LIBOR floor of 3%. At December 31, 2001, the interest rate was 4.0%. Borrowings under the line of credit are collateralized by PWF's ownership interests in the original mortgage notes. At December 31, 2001, PWF was in compliance with all covenants of the facility.

PWF is the guarantor for a $35 million loan and security agreement for Larson, which will expire on May 31, 2002. The interest rate for the agreement is the lower of 30 day LIBOR plus 209 basis points or the 30 day Treasury Bill rate plus 205 basis points. At December 31, 2001, there were no outstanding borrowings under the agreement. At December 31, 2001, the Company and Larson were in compliance with all covenants of the agreement.

PWF has a $100 million secured, revolving mortgage warehouse facility, subject to annual renewal during December of each year. CM Corp is a guarantor of this warehouse facility. The interest rate for each warehouse advance must be selected by the Company from the following two alternatives: LIBOR (for the estimated duration of the advance) plus 125 basis points or Prime plus 12.5 basis points (the default rate). At December 31, 2001 there were no outstanding borrowings under the facility. At December 31, 2001 the Company were in compliance with all covenants of the facility.

NOTE 7 - Preferred Shares of Subsidiary

Since June 1999, the Company, through a consolidated subsidiary, has issued multiple series of "Cumulative Preferred Shares".

PREFERRED            DATE OF      MANDATORY          MANDATORY      NUMBER         LIQUIDATION           TOTAL FACE      DIVIDEND
SERIES              ISSUANCE       TENDER           REPURCHASE     OF SHARES   PREFERENCE PER SHARE        AMOUNT          RATE
---------------------------------------------------------------------------------------------------------------------------------
Series A             6/29/99        6/30/09           6/30/49           45            $2,000,000         $90,000,000       6.625%
Series A-1           7/21/00        6/30/09           6/30/49           48               500,000          24,000,000       7.100%
Series A-2           10/9/01        6/30/09           6/30/49           62               500,000          31,000,000       6.300%
Series B             7/21/00       11/30/10          11/30/50          110               500,000          55,000,000       7.600%
Series B-1           10/9/01       11/30/10          11/30/50           37               500,000          18,500,000       6.800%

In connection with the offerings of these Cumulative Preferred Shares, the Company caused 100% of the ownership of the Origination Trust to be transferred to CharterMac Equity Issuer Trust (the "Issuer"), a Delaware business trust and an indirectly-owned subsidiary in which the Company owns 100% of the common equity. The Issuer then issues the Cumulative Preferred Shares and, as a result, the Issuer became the direct and indirect owner of the entire outstanding issue of Revenue Bonds held by the Origination Trust and Owner Trust and its directly-owned and indirectly-owned subsidiaries (see discussion of Private Label Tender Option Program, above). In addition to contributing the ownership of the Origination Trust, the Company also contributed certain additional Revenue Bonds to the Issuer.

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

The Series A, A-1 and A-2 Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to all classes or series of Convertible CRA Shares, Series B and B-1 Cumulative Preferred Shares and Common Shares of the of the Company. The Series B and B-1 Subordinate Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to the Company's Common Shares and the Company's Convertible CRA Shares and junior to the Issuer's Series A, A-1 and A-2 Cumulative Preferred Shares.

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

NOTE 8 - Income Taxes

Until December 30, 2001, PWF elected for both Federal and State income tax purposes to be treated as an S corporation. As an S corporation, the net earnings of PWF were taxed directly to its stockholders rather than to PWF. As of December 31, 2001, the sale of 80% of PWF resulted in a change in tax status from an S corporation to a C corporation.

As a result of the termination of PWF's S corporation election effective December 31, 2001, PWF has provided a deferred tax liability for cumulative temporary differences between financial statement and income tax bases of PWF's assets and liabilities by recording an expense of $7.2 million in its consolidated statement of income for the year. However, as a result of CM Corp.'s acquisition of PWF effective December 31, 2001 this liability was reflected as a component of the purchase price allocation. Such deferred tax liabilities were based on the cumulative temporary differences that existed on December 31, 2001 (principally allowance for loan losses and originated mortgage servicing rights).

PWF's effective rate of 39.01% is due to State income taxes net of Federal benefit.

The components of the deferred tax (asset) liability are as follows:

                                                   PWF               CM CORP.
                                            ---------------------------------------
Allowance for loan losses                       $(1,363,000)         $        --
Deferred construction servicing fees                     --           (1,301,823)
Valuation reserve                                        --              137,272
Originated mortgage service rights               11,614,000                   --
Deferred bond selection fees                             --            1,164,551
                                            ---------------------------------------
   Total deferred tax liability                $ 10,251,000          $        --
                                            =======================================

CM Corp has cumulative temporary differences between financial statement and income tax bases of its assets and liabilities at December 31, 2001, principally deferred income relating to construction servicing fee income and bond selection fees that are capitalized and amortized over the construction period and call date, respectively for financial statement purposes. CM Corp. has determined that a portion of the deferred tax asset may not be realizable, so has taken a valuation reserve against that asset.

NOTE 9 - Convertible Community Reinvestment Act Preferred Share Offerings

On May 10, 2000, the Company completed a $27,497,000 private placement of Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") to three financial institutions (1,946,000 Convertible CRA Shares priced at $14.13 per share.) The Company incurred an initial purchasers' discount of approximately $1,109,000 and other related costs of approximately $610,000, resulting in net proceeds (less expenses) of $25,778,000. On December 14, 2000, the Company completed an additional $9,100,000 private placement of Convertible CRA Shares to three additional financial institutions (644,000 Convertible CRA Shares priced at $14.13 per share). After an initial purchasers' discount of approximately $367,000 and other related costs of approximately $318,000, the Company received net proceeds (less expenses) of $8,414,000. On May 24, 2001, the Company bought back 707,636 Convertible CRA Shares, issued May 10, 2000, at $12.70 per share for a total purchase price of $8,986,977. As of December 31, 2001, the Company had outstanding, 1,882,364 Convertible CRA Shares, which are convertible at the holders option into 1,764,663 Common Shares.

The Convertible CRA Shares enable financial institutions to receive certain regulatory benefits in connection with their investment. The Company has developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as Common Shareholders of the Company, including receipt of the same dividends per share as those paid to Common Shareholders. The Convertible CRA Shares have no voting rights, except on matters relating to the terms of the Convertible CRA Shares or to amendments to the Company's Trust Agreement which would adversely affect the Convertible CRA Shares. The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares, and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company.

The investors, at their option, have the ability to convert their Convertible CRA Shares into Common Shares at a predetermined conversion price. Upon conversion, the investors will no longer be entitled to a special allocation of the regulatory benefit. The conversion price is the greater of (i) the Company's book value per Common Share as set forth in the Company's most recently is-sued annual or quarterly report filed with the SEC prior to the respective Convertible CRA Share issuance date or (ii) 110% of the closing price of a Common Share on the respective Convertible CRA Share's pricing date. The conversion price for each Convertible CRA Share offering is indicated on the following table:

                     ISSUANCE DATE               CONVERSION PRICE                CONVERSION RATIO
                     -------------               ----------------                ----------------
                     May 10, 2000                     $15.33                           0.9217
                     December 20, 2000                $14.60                           0.9678

NOTE 10 - Related Parties

Pursuant to the Management Agreement and other servicing agreements with subsidiaries, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) certain fees for its ongoing management and operations of the Company:

        Fees/Compensation           Amount
        -----------------           ------
      I.  Bond selection            2% of the face amount of each asset invested in or acquired by the Company fee

      II. Special                   0.375% per annum of the total invested assets of the Company distribution/Investment
          Management fee

      III. Loan servicing           0.25% per annum of the outstanding face amount of Revenue Bonds or other  investments owned
          fee                       by the Company

      IV.  Liquidation fee          1.5% of the gross sales price of assets sold by the Company

      V.  Operating                 For  direct  expenses  incurred  by the  Manager  or CM Corp.,  in an amount  not to exceed
          expense                   $556,331 per annum (subject to increases based on increases in the Company's  assets and to
          Reimbursements            annual increases based upon increases in the Consumer Price index)

      VI. Incentive share options   The Manager may receive options to acquire additional shares of the Company pursuant to the incentive share option plan to the extent distributions in any year exceed $0.9517 per common share, and the compensation committee of the Company's board of trustees determines to grant such options

Fees payable to the Manager are based on Revenue Bonds or assets of the Company. In addition, the Manager receives bond placement fees directly from the borrower in an amount equal to 1% to 1.5% of the principal amount of each Revenue Bond or other instrument acquired or invested in by the Company. In addition, affiliates of the Manager are part of a joint venture that has a development services agreement with the owners of certain Underlying Properties.

The term of each of CharterMac's management agreements is one year. The term of each of CharterMac's subsidiaries' management agreements is five years; provided that if CharterMac's management agreement with Related Charter LP is terminated or not renewed, each of the management agreements with such subsidiaries would terminate as of such date. Each of the management agreements may be renewed, subject to evaluation of the performance of the manager by the relevant entity's board of trustees. Each management agreement may be terminated (i) without cause by the manager, or (ii) for cause by a majority of the applicable entity's independent trustees, in each case without penalty and upon 60 days prior written notice to the non-terminating party.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                             YEAR               YEAR                 YEAR
                                                                             ENDED              ENDED                ENDED
                                                                         DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                             2001                2000                 1999
                                                                         ------------         ------------         ------------
Bond selection fees                                                      $  7,852,916 (1)     $  5,995,724          $3,806,510
Special distribution/Investment Management fee                              3,620,923            2,743,465           2,018,822
Bond servicing fees                                                         2,454,136            1,809,638           1,337,738
Expense reimbursement                                                         637,337              578,191             384,231
                                                                         ------------         ------------         ------------
                                                                          $14,565,312         $ 11,127,018          $7,547,301
                                                                         ============         ============         ============

(1) Included in the Bond Selection Fee for 2001 is approximately $588,000 paid to Related Capital Company related to the purchase of PWF.

On December 31, 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and the Related Companies, L.P. The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction.

As of December 31, 2001, the obligors of certain Revenue Bonds (see footnote K to table in Note 2) are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With respect to one of the above Revenue Bonds, the Company owns the RITES (see Note 5). These affiliate entities could have interests that do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of Revenue Bonds between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

As of December 31, 2001, the owners of the Underlying Properties and obligors of the Highpointe, and Loveridge Revenue Bonds are affiliates of the Manager who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the Underlying Properties. Buyers are being sought who would make equity investments in the Underlying Properties and assume the nonrecourse obligations for the Revenue Bond or otherwise buy the property and payoff all or most of the Revenue Bond obligation.

On April 11, 2000, Related Capital Company entered into an agreement to purchase $500,000 of the outstanding face amount of the Walnut Park bonds, in $100,000 increments annually beginning April 1, 2001. Related Capital Company has agreed, pursuant to an Intercreditor Agreement, that its right to payment on the purchased bonds is subordinate to the right to payment on the bonds held by the Company.

NOTE 11 - ATEBT Merger

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

NOTE 12 - Earnings Per Share, Profit and Loss Allocations and Distributions

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

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to Common and Convertible CRA Shareholders ("Shareholders") (See Note 9) by the weighted average number of Common and Convertible CRA Shares outstanding during the period. The Convertible CRA shareholders are included in the calculation of shares outstanding as they share the same economic benefits as Common Shareholders, including receipt of the same dividends per share as Common Shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Because each Convertible CRA Share is convertible into less than one common share, the potential conversion would be antidilutive.

                                                                                   FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                              INCOME             SHARES*              PER SHARE
                                                                             NUMERATOR          DENOMINATOR             AMOUNT
                                                                           -----------          -----------           ---------
    Net income allocable to shareholders (Basic EPS)                       $35,010,595           30,782,161             $1.14
       Effect of Dilutive securities - 228,262 stock options                         -               55,179           =========
                                                                           -----------          -----------
    Diluted net income allocable to shareholders (Diluted EPS)             $35,010,595           30,837,340             $1.14
                                                                           ===========          ===========           =========

                                                                                   FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                              INCOME             SHARES*              PER SHARE
                                                                             NUMERATOR          DENOMINATOR             AMOUNT
                                                                           -----------          -----------           ---------
    Net income allocable to shareholders (Basic EPS)                       $27,074,115           22,140,576             $1.22
       Effect of Dilutive securities - 297,830 stock options                         -              11,663           =========
                                                                           -----------          -----------
    Diluted net income allocable to shareholders (Diluted EPS)             $27,074,115           22,152,239             $1.22
                                                                           ===========          ===========           =========
                                                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                              INCOME             SHARES*              PER SHARE
                                                                             NUMERATOR          DENOMINATOR             AMOUNT
                                                                           -----------          -----------           ---------
    Net income allocable to shareholders (Basic EPS)                       $20,951,366           20,580,756             $1.02
       Effect of Dilutive securities- None                                                                            =========
    Diluted net income allocable to shareholders (Diluted EPS)             $20,951,366           20,580,756             $1.02
                                                                           ===========          ===========           =========

    *includes Convertible CRA Shares

NOTE 13 - Capital Stock and Share Option Plan

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

All options granted by the Compensation Committee have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determi-nation of the Compensation Committee. For 1998 the Company did not grant any options as its distributions per Share did not exceed the minimum threshold of $0.9517 per share. In 2001, 2000 and 1999, the Company distributed $1.14, $1.07, and $0.995, respectively, per Share, thus enabling the Compensation Committee, at their discretion, to issue options. Three percent of the Common Shares outstanding as of December 31, 2001, 2000 and 1999 is equal to a maximum option grant of 1,044,777, 680,950 and 617,430 Common Shares, respectively. Since this total exceeds the maximum 10% of Common Shares outstanding on October 1, 1999 by 2,058,748, this is now the total number of options available to be issued.

On May 1, 2000, options to purchase 297,830 Common Shares (which reduces the number of options available to be granted to 1,760,918) were granted to officers of the Company and certain employees of an affiliate of the Manager, none of whom are employees of the Company. The exercise price of each option is $11.5625 per share with a term of ten years, and vesting in equal installments on May 1, 2001, 2002 and 2003. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period end up to the vesting date, and adjusts expensed amounts accordingly. The weighted average grant date fair value at December 31, 2000, for options granted during 2000, was $268,047. No additional options were granted during 2001. The 297,830 options granted on May 1, 2000 had an estimated fair value at December 31, 2001 of $1.23 per option grant, or a total of $445,752. The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001: dividend yield of 7.38%, expected volatility of 24%, and expected lives of ten years. On May 1, 2001, one-third, or 99,276 of the options vested, of which 69,568 were exercised, leaving a balance of 228,262 options. The Company recorded compensation cost of $168,936 for the year ended December 31, 2001 relating to these option grants.

The following table shows the number of options outstanding granted, exercised and exercisable and the exercise price of those options.

                                                                          YEAR ENDED DECEMBER 31,
                                                                  2001                              2000
                                                       OPTIONS       EXERCISE PRICE       OPTIONS       EXERCISE PRICE
                                                   ---------------------------------------------------------------------
Options outstanding at Beginning of Year                   297,830          $11.5625               --          $     --

Options granted during the year                                 --          $     --          297,830          $11.5625

Options exercised during the year                           69,568          $11.5625               --          $     --
Options outstanding at End of Year                         228,262          $11.5625          297,830          $11.5625

Options exercisable at End of Year                          29,708          $11.5625               --          $     --

Through calendar year 1999, each independent trustee was entitled to receive annual compensation for serving as a trustee in the aggregate amount of $15,000 payable in cash (maximum of $5,000 per year) and/or Common Shares based on the fair market value at the date of issuance. Beginning in calendar year 2000, the annual compensation for the two original independent trustees was increased from $15,000 to $17,500 and the maximum payable in cash was increased from $5,000 to $7,500. In 2000, a third independent trustee was appointed and such trustee will receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or Common Shares. As of December 31, 2001 and 2000, 5,553 and 3,552 Common Shares, respectively, having an aggregate value at the date of issuance of $75,000 and $45,000, respectively, have been issued to the independent trustees. An additional 1,830 shares, with an aggregate value of $30,000 at issuance, were issued to the independent trustees in January, 2002 as compensation for their 2001 service.

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

NOTE 14 - Selected Quarterly Financial Data (unaudited)

                                                                          2001 QUARTER ENDED
                                                     -------------------------------------------------------------
                                                       MARCH 31         JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                     ------------    ------------    ------------    -------------
Revenues:

Interest income:
   Revenue Bonds                                     $ 16,340,627    $ 16,360,699    $ 18,818,704    $ 19,979,681
   Temporary investments                                  224,578         390,899         270,184         393,280
   Promissory notes                                       256,934         232,834         168,411         525,470
   Equity in earnings of ARCap                                 --              --              --         456,005
  Other income                                             35,073         506,532          50,042          70,628
                                                     ------------    ------------    ------------    -------------

   Total revenues                                      16,857,212      17,490,964      19,307,341      21,425,064
                                                     ------------    ------------    ------------    -------------

Expenses:
  Interest expense                                      3,413,858       3,889,828       3,009,772       3,327,385
  Recurring fees relating to the Private
   Label Tender Option Program                            564,573         569,702         623,288         733,247
  Loan servicing and management fees                      541,886         595,453         618,035         698,763
  General and Administrative                              742,279         729,772         523,424         759,195
  Amortization                                            198,574         202,545         221,900         242,429
  Loss on impairment of Revenue Bond                           --         400,000              --              --
                                                     ------------    ------------    ------------    -------------

   Total Expenses                                       5,461,170       6,387,300       4,996,419       5,761,019
                                                     ------------    ------------    ------------    -------------

Income before loss on repayment of
  Revenue Bonds                                        11,396,042      11,103,664      14,310,922      15,664,045

Gain (loss) on repayment of Revenue Bonds                 101,791              --              --      (1,013,395)
                                                     ------------    ------------    ------------    -------------

Income before allocation to preferred shareholders
  of subsidiary                                        11,497,833      11,103,664      14,310,922      14,650,650

Income allocated to preferred shareholders
  of subsidiary                                        (2,961,625)     (2,961,625)     (2,961,625)     (3,693,019)
                                                     ------------    ------------    ------------    -------------

  Net Income                                         $  8,536,208    $  8,142,039    $ 11,349,297    $ 10,957,631
                                                     ============    ============    ============    ============
Allocation of income to:
  Special distribution to manager                    $    827,652    $    866,412    $    898,966    $  1,027,906
                                                     ============    ============    ============    ============
  Manager                                            $     77,086    $     72,756    $    104,504    $     99,296
                                                     ============    ============    ============    ============
  Common shareholders                                $  6,849,905    $  6,548,069    $ 10,165,756    $  8,995,017
  Convertible CRA shareholders                            781,565         654,802         180,071         835,411
                                                     ------------    ------------    ------------    -------------
   Total shareholders                                $  7,631,470    $  7,202,871    $ 10,345,827    $  9,830,429
                                                     ============    ============    ============    ============
Net income per share (Basic and diluted)             $       0.30    $       0.24    $       0.31    $       0.28
                                                     ============    ============    ============    ============
Weighted average shares outstanding
  Basic                                                25,289,651      29,607,203      32,986,483      35,113,134
  Diluted                                              25,350,314      29,664,418      33,038,075      35,174,365

                                                                          2000 QUARTER ENDED
                                                     -------------------------------------------------------------
                                                       MARCH 31         JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                     ------------    ------------    ------------    -------------
Revenues:

  Interest income:
   Revenue Bonds                                     $ 11,341,104    $ 12,554,464    $ 14,392,775    $ 17,420,561
   Temporary investments                                  467,654         656,738         861,495         394,089
   Promissory notes                                       242,211         240,633         266,637         252,200
                                                     ------------    ------------    ------------    -------------

   Total revenues                                      12,050,969      13,451,835      15,520,907      18,066,850
                                                     ------------    ------------    ------------    -------------

Expenses:

  Interest expense                                      2,607,575       3,781,942       3,740,189       4,160,917
  Recurring fees relating to the Private
   Label Tender Option Program                            426,978         529,478         619,086         622,015
  Bond servicing                                          396,504         429,305         468,980         522,481
  General and administrative                              448,199         472,187         684,689         562,787
  Amortization                                            110,699         126,230         139,650         200,809

                                                     ------------    ------------    ------------    -------------
   Total expenses                                       3,989,955       5,339,142       5,652,594       6,069,009
                                                     ------------    ------------    ------------    -------------

Income before gain on repayment of
  Revenue Bonds                                         8,061,014       8,112,693       9,868,313      11,997,841

Gain on repayment of Revenue Bonds                             --              --              --         645,151
                                                     ------------    ------------    ------------    -------------

Income before allocation to preferred shareholders
  of subsidiary                                         8,061,014       8,112,693       9,868,313      12,642,992

Income allocated to preferred shareholders
  of subsidiary                                        (1,490,625)     (1,490,625)     (2,651,081)     (2,961,625)
                                                     ------------    ------------    ------------    -------------

   Net income                                        $  6,570,389    $  6,622,068    $  7,217,232    $  9,681,367
                                                     ============    ============    ============    ============

Allocation of net income to:

Special distribution to Manager                      $    594,756    $    641,425    $    706,000    $    801,281
                                                     ============    ============    ============    ============
Manager                                              $     59,756    $     59,806    $     65,112    $     88,802
                                                     ============    ============    ============    ============
Common shareholders                                  $  5,915,877    $  5,626,157    $  5,889,308    $  8,083,604
Convertible CRA Shareholders                                    0         294,680         556,809         707,680
                                                     ------------    ------------    ------------    -------------
Total for shareholders                               $  5,915,877    $  5,920,837    $  6,446,117    $  8,791,284
                                                     ============    ============    ============    ============

Net income per share
  (basic and diluted)                                $        .29    $        .27    $        .29    $        .37
                                                     ============    ============    ============    ============

Weighted average share outstanding
  Basic                                                20,581,805      20,582,617      22,528,617      23,735,475
  Diluated                                             20,581,805      21,694,617      22,569,179      23,768,251

The results for the quarter ended December 31, 2000 reflect net gains totaling $645,151 resulting from the repayment of Revenue Bonds (see Note 2).

NOTE 15 - Credit Enhancement Transaction

On December 31, 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS' $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and The Related Companies, L.P. (See Note 16). As of December 31, 2001, no liability or losses have been recognized as the guaranteed pool has performed according to terms. The maximum contingent liability for this credit enhancement transaction as of December 31, 2001 to the Company is $23.5 million because The Related Companies, L.P., has indemnified CM Corp. for 50% of its first loss position.

NOTE 16 - Commitments and Contingencies

PW FUNDING INC

Through PWF, the Company originates and services multifamily mortgage loans for Fannie Mae, Freddie Mac and FHA. PWF and its subsidiaries' mortgage lending business is subject to various governmental and quasi-governmental regulation. PWF and/or its subsidiaries, collectively, are licensed or approved to service and/or originate and sell loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered investor-owned corporations. These agencies require PWF and its subsidiaries to meet minimum net worth and capital requirements and to comply with other requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.

The DUS program is Fannie Mae's principal loan program. Under the Fannie Mae DUS Product Line, the Company originates, underwrites and services mortgage loans on multifamily residential properties and sells the project loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III. At December 31, 2001, all but one of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae bears any remaining loss.

Under the terms of the Master Loss Sharing Agreement between Fannie Mae and the Company, the Company is responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, for Level I loans, the Company may request interim loss sharing adjustments which allow the Company to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement. No interim loss sharing adjustments are available for Level II and Level III loans.

The Company maintains an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At December 31, 2001, that reserve was approximately $3.5 million. Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

CREDIT ENHANCEMENT - MERRILL LYNCH CAPITAL SERVICES - (SEE NOTE 15)

On December 31, 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1,247,000 in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and the Related Companies, L.P. The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the $46.9 million first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as a security therefor, have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. The Related Companies, L.P. is an affiliate of Related Capital.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of December 31, 2001, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty.

NON-CANCELABLE LEASES

Minimum annual rentals under non-cancelable leases for office space are as follows:


                         2002                    $504,000
                         2003                     501,000
                         2004                     397,000
                         2005                     311,000
                         2006                     291,000
                         2007                      50,000
                                            ----------------
                                               $2,054,000
                                            ================

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 17 - Acquisition of PW Funding, Inc.

On December 31, 2001, CM Corp. acquired 80% of the outstanding capital stock of PWF, for approximately $34.9 million, of which, approximately $21.6 million was financed and $7.6 million was paid in cash. Additionally, the Company repaid a $5.7 million loan on behalf of PWF. It is anticipated that CM Corp. will acquire the remaining 20% of the issued and outstanding capital stock of PWF over the next 24 to 36 months. Under the agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months. The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF's stockholders after the same initial period of 24 to 36 months.

CharterMac is entitled to a cumulative preferential distribution from PWF's cash available for distribution equal to 10% of its invested capital. The remaining cash available for distribution will be distributed approximately 80% to CharterMac and 20% to the other stockholders. CharterMac will also be entitled to an additional cumulative priority return equal to 4.3% of its invested capital prior to the purchase payments to PWF's stockholders on exercise of the put or call options. The fee income generated by PWF will be taxable income. However, CM Corp. incurs tax-deductible expenses which will be used to offset a portion of this taxable income.

The acquisition of PWF was accounted for using the purchase method of accounting, with approximately $7.9 million of the purchase price allocated to mortgage service rights, based on their estimated fair value. Because the acquisition was effective December 31,2001, it had no impact on the Company's operations.

NOTE 18 - Financial Risk Management and Derivatives

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The adoption of SFAS 133 did not have a significant impact on the financial position or results of operations of the Company.

The Company's Revenue Bonds generally bear fixed rates of interest income. However, the P-FLOATS and TOP financing programs incur interest expense at variable rates, which are reset weekly. Therefore, the Company is exposed to interest rate risks. Various financial vehicles exist which would allow Company management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, the Company, upon management's analysis of the interest rate environment and the costs and risks of such strategies, has not engaged in any of these hedging strategies.

During 2001, the Company entered into interest rate swaps in order to reduce the Company's growing exposure to increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay the counterparty a fixed rate on a notional amount of debt. In return, the counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million.

The average BMA rate for 2001 and 2000 was 2.61% and 4.12%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and any resultant dividends paid to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company has designated these interest rate swaps as cash flow hedges of the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps will be recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. Any ineffectiveness in the hedging relationship will be recorded in earnings. The Company believes that these hedging relationships were perfectly effective and that there was no ineffectiveness.

As of December 31, 2001 the estimated fair value of both swaps is a liability of $2,957,663 and is recorded as interest rate swaps in the financial statements. The total of interest paid or payable for the year ended December 31, 2001 was $1,685,774, and is included in interest expense in the financial statements.

The Company estimates that approximately $1.2 million of net derivative loss included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months.

NOTE 19 - Segment Information

SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", requires enterprises to repost certain financial and descriptive information about their reportable business segments and certain other disclosures regarding products and services, geographic areas and major customers.

As a result of the December 2001 acquisition of PWF, the Company has two reportable business segments: an investing segment and an operating segment. The investing segment consists of subsidiaries holding investments in Revenue Bonds producing primarily tax-exempt interest income. The operating segment generates taxable interest and fee income, through the ownership of taxable bonds, loans and other investments, loan servicing and origination fees, and fees for credit enhancement and guaranty services.

Prior to the year ended December 31, 2001, all the Company's operations were attributable to the investing segment. Because the acquisition of PWF took place on December 31, 2001, there was no impact on the Company's net income, revenues or expenses. Of the total assets for the Company at December 31, 2001, approximately $1.32 billion are attributable to the investing segment and approximately $100 million are attributable to the operating segment.

NOTE 20 - Subsequent Events

On February 21, 2002, the Company sold to the public 6.3 million Common Shares at a price of $15.47 per share. The net proceeds from this offering, approximating $92.5 million, will be used primarily to fund additional investments in Revenue Bonds and for general corporate purposes.

On February 1, 2002, the Company acquired a $10.1 million tax-exempt Revenue Bond secured by West Oaks, a 168-unit multifamily affordable housing apartment complex located in Houston, Texas. The bond matures in January 2042 and has an interest rate of 7.5% until construction is completed when the interest rate changes to 7.2%.

On February 1, 2002, the Company acquired a $9.3 million tax-exempt bond and a $1.9 million taxable bond secured by Circle s Apartments, a 200-unit multifamily affordable housing complex located in Austin, Texas. The tax-exempt bond matures in January 2042 and has an interest rate of 7.5% until construction is completed when the interest rate changes to 7.15%. The taxable bond matures in October 2023 and bears interest at 8.75%.

On January 18, 2002, the Clarendon Revenue Bond and associated note payable were repaid. The Company received $17.6 million representing the face amount of the bond, plus approximately $1.8 million in contingent interest from the net proceeds of the sale of the underlying property. The secured mortgage was repaid at the face amount of $6.6 million. The Revenue Bond and note had carrying values of approximately $14.7 million and $6.6 million respectively at the time of repayment.

During January 2002, the Company entered into an 8% interest rate cap on a notional amount of $30 million to mitigate the floating 1 month LIBOR risk associated with the PWF acquisition loan and the PWF warehouse line.

During February 2002, the Company received notice and the required $250,000 deposit, that the borrower of the four Sunset Revenue Bonds (Sunset Creek, Sunset Downs, Sunset Terrace and Sunset Village) intended to exercise its option to purchase the bonds for the option price of $35,250,000. At December 31, 2001, these four bonds had an aggregate carrying value of approximately $34.2 million.

In February 2002, the letter of credit bank, the construction lender , for Chandler Creek, notified us that the property would not be completed by the expected completion date. The Company exercised its right to put the bonds under the letter of credit. The Company recovered the entire original face amount of both the taxable and tax-exempt Revenue Bonds of $350,000 and $15,850,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                     PART III

Item 10.  Directors and Executive Officers of the Company.

Trustees and Officers

The Board of Trustees directs the management of the business of CharterMac, but retains CharterMac Corporation ("CM Corp."), the Company's wholly owned subsidiary, and Related Charter, LP ("RCLP") to manage the Company's day-to-day affairs. CM Corp. and RCLP provide CharterMac services pursuant to management agreements between (i) CM Corp. and CharterMac and (ii) RCLP and CharterMac. Collectively, they are referred to as the "Manager". The Manager has subcontracted its obligations to Related Capital Company ("Related") and uses Related's resources and real estate investment expertise to advise the Company. See "Management Agreements" below. The Board of Trustees has delegated certain responsibilities to the Manager including, among other things, overseeing the Company's portfolio of assets and acquiring and disposing of investments. During 2001, the Board of Trustees held fifteen meetings, the compensation committee did not hold any meetings and the audit committee held four meetings. The average attendance in the aggregate of the total number of Board and committee meetings was 80%.

The Trustees and Executive Officers of CharterMac are as follows:


                                                                          Year First Became
Name                         Age        Office Held                       Officer/Trustee              Term Expires
----                         ---        -----------                       ---------------              ------------
Stephen M. Ross              61     Managing Trustee,
                                    Chairman of the Board                       1999                       2003

Stuart J. Boesky             45     Managing Trustee, President,
                                    and Chief Executive Officer                 1997                       2003

Alan P. Hirmes               47     Managing Trustee,
                                    Executive Vice President,
                                    Secretary                                   1997                       2002

Peter T. Allen               56     Managing Trustee                            1997                       2004

Arthur P. Fisch              60     Managing Trustee                            1997                       2004

Charles L. Edson             67     Managing Trustee                            2001                       2002


Michael J. Brenner           56     Managing Trustee                            2000                       2004

Thomas W. White              64     Managing Trustee                            2000                       2002

Michael I. Wirth             43     Chief Financial Officer and
                                    Chief Accounting Officer                    2000                         --

STEPHEN M. ROSS is Chairman of the Board of Trustees of CharterMac and is a Member of the sole general partner of the Manager. Mr. Ross is the founder, Chairman, CEO and Managing General Partner of the Related Companies, L.P. ("TRCLP") Mr. Ross began his career working for the accounting firm of Coopers & Lybrand in Detroit as a tax attorney. Later, he moved to New York where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments before founding TRCLP in 1972. Mr. Ross graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from New York University School of Law. Mr. Ross endowed the Stephen
M. Ross Professor of Real Estate at the University of Michigan. Mr. Ross is also on the Board of Directors of Insignia Financial Group, Inc.

STUART J. BOESKY is a Managing Trustee, the President and Chief Executive Officer of CharterMac and the President, Chief Executive Officer and Member of the sole general partner of the Manager. Mr. Boesky is also a Partner and Senior Managing Director of Related Capital Company ("Related"), the financial services arm of TRCLP, where he is primarily responsible for the creation, design and implementation of Related's debt and equity finance programs. Prior to joining Related in 1986, Mr. Boesky practiced real estate and tax law with the law firm of Shipley & Rothstein and the Boston office of Stroock and Stroock and Lavan. Previously, Mr. Boesky was a consultant at the accounting firm of Laventhol & Horwath. Mr. Boesky received a Bachelor of Arts degree with high honors from Michigan State University, a Juris Doctor degree from Wayne State University School of Law and a Master of Law degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc. ("Aegis") and the Board of Trustees of American Mortgage Acceptance Company ("AMAC"), both of which are managed by affiliates of RCLP.

ALAN P. HIRMES is a Managing Trustee, the Executive Vice President and the Secretary of CharterMac and is a Senior Vice President and a Member of the sole general partner of the Manager. Mr. Hirmes is also a Partner and a Senior Managing Director of Related, where he is responsible for overseeing the finance, accounting and portfolio management departments and the joint venture development program. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis and the Board of Trustees of AMAC.

PETER T. ALLEN is a Managing Trustee of CharterMac and is President of Peter Allen & Associates, Inc., a real estate development and management firm, in which capacity he has been responsible for the leasing, refinancing and development of major commercial properties. Mr. Allen has also been an Adjunct Professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters Degree in Business Administration with Distinction from the University of Michigan. Mr. Allen has been an Independent Trustee since 1997 and is a member of the Audit and Compensation Committees. Mr. Allen also serves on the Board of Directors of Aegis and on the Board of Trustees of AMAC.

ARTHUR P. FISCH is a Managing Trustee of CharterMac and is an attorney in private practice specializing in real property and securities law since October 1987, with Arthur P. Fisch, P.C. and Fisch & Kaufman. From 1975-1987, Mr. Fisch was employed by E.F. Hutton & Company, serving as First Vice President in the Direct Investment Department from 1981-1987 and associate general counsel from 1975-1980 in the legal department. As First Vice President, he was responsible for the syndication and acquisition of residential real estate. Mr. Fisch received a B.B.A. from Bernard Baruch College of the City University of New York and a Juris Doctor degree from New York Law School. Mr. Fisch is admitted to practice law in New York and Pennsylvania. Mr. Fisch has been an Independent Trustee since 1997 and is a member of the Audit and Compensation Committees. Mr. Fisch also serves on the Board of Directors of Aegis and the Board of Trustees of AMAC.

CHARLES L. EDSON is a Managing Trustee of CharterMac. Mr. Edson is a retired partner of the law firm Nixon Peabody LLP where he focused on all aspects of housing development, management finance and taxation. He served as counsel to several governmental, trade and public interest entities and groups on housing and legislative matters and continues as the Co-Editor-in-Chief for the Housing and Development Reporter, a news and information service published by The West Group. Mr. Edson is an Adjunct Professor of Law at Georgetown University Law Center where he teaches a seminar on federally assisted housing programs. During his career, he has served as the Transition Director for the Department of Housing and Urban Development on President Carter's transition staff and has also held the position of Chief in the Public Housing Section at the Office of General Counselor at the Department of Housing and Urban Development. Mr. Edson received a Bachelor of Arts, magna cum laude, from Harvard College and a Juris Doctor degree from Harvard Law School.

MICHAEL J. BRENNER is a Managing Trustee of CharterMac, and is the Executive Vice President and Chief Financial Officer of The Related Companies, LP TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Directors of Aegis.

THOMAS W. WHITE is a Managing Trustee of CharterMac. Mr. White retired as a Senior Vice President of Fannie Mae in the multifamily activities department, where he was responsible for the development and implementation of policies and procedures for all Fannie Mae multifamily programs, including the delegated underwriting and servicing program, prior approval program and negotiated swap and negotiated cash purchases product lines. He was also responsible for asset management of multifamily loans in portfolio or Mortgage-Backed Securities. Mr. White joined Fannie Mae in November 1987 as director of multifamily product management. He was elected Vice President for multifamily asset acquisition in November 1998 and assumed his position of Senior Vice President in November 1990. Prior to joining Fannie Mae, he served as an investment banker with Bear Stearns, Inc. He also was the executive vice president of the National Council of State Housing Agencies; chief underwriter for the Michigan State Housing Development Authority; and served as a state legislator in the state of Michigan. Mr. White currently serves as a consultant to CharterMac.

MICHAEL I. WIRTH is the Chief Financial Officer and Chief Accounting Officer of CharterMac and is a Senior Vice President and Chief Financial Officer of the general partner of the Manager. Mr. Wirth is also a Senior Vice President of Related. Mr. Wirth joined Related in August, 2000. Prior to Related, Mr. Wirth was a Vice President in the Real Estate Group at CGA Investment Management where he was responsible for the underwriting, investment and management of all commercial real estate debt investments made by the company. Prior to CGA, Mr. Wirth spent 4 years as a senior manager at Deloitte & Touche in the Realty Consulting Group and Technology Solutions practice and 5 years as a senior manager and national director to the financial services industry at The Roulac Group of Deloitte & Touche. Mr. Wirth received a Bachelors in Business Administration from Georgia State University. He has been a Certified Public Accountant since 1986.

Committees of the Board of Trustees

The Board of Trustees has standing Audit and Compensation Committees. The Audit Committee's duties include the review and oversight of all transactions with affiliates of CharterMac, the periodic review of CharterMac's financial statements and meetings with CharterMac's independent auditors. The Audit Committee is comprised of Messrs. Allen, Fisch and Edson and had four meetings during CharterMac's fiscal year ended December 31, 2001.

The Compensation Committee's duties include the determination of compensation, if any, of CharterMac's executive officers and of the Manager and the administration of CharterMac's Incentive Share Option Plan (the "Share Option Plan"). The Compensation Committee is comprised of Messrs. Allen and Fisch and did not hold any meetings during CharterMac's fiscal year ended December 31, 2001. The Compensation Committee must have at least two members, each of which must be Independent Trustees.

Related Charter, LP

 The directors and executive officers of Related Charter LLC ("Related Charter"), the sole general partner of RCLP, are set forth below. These officers of the sole general partner of RCLP may also provide services to CharterMac on behalf of RCLP. The executive officers of RCLP are the exact same as the executive officers of CM Corp.

Related Charter LLC


                                                                                 Year First Became
Name                        Age             Offices Held                            Officer/Member
---                         ---             ------------                           -----------------
Stuart J. Boesky             45     Member, President and
                                    Chief Executive Officer                         1997

Alan P. Hirmes               47     Member, Senior Vice President                   1997

Stephen M. Ross              61     Member                                          1997

Michael I. Wirth             43     Senior Vice President and Chief
                                    Financial Officer                               2000

James D. Spound              41     Executive Vice President                        1998

Denise L. Kiley              42     Senior Vice President                           1997

Marc D. Schnitzer            40     Senior Vice President                           1997

John J. Sorel                41     Senior Vice President                           1999

Steven B. Wendel             39     Senior Vice President                           2001

Mark J. Schlacter            51     Vice President                                  1997

Max E. Schlopy               65     Vice President                                  1998

Gary Parkinson               52     Controller                                      2000

Teresa Wicelinski            36     Secretary                                       1998


Biographical information with respect to Messrs. Boesky, Ross, Hirmes and Wirth is set forth above.

JAMES D. SPOUND is an Executive Vice President of Related Charter, LLC with primary responsibility for bond originations. He joined Related from First Union Capital Markets, in February 1998, where he was a Vice President specializing in affordable housing finance. From 1992 to 1996, Mr. Spound served as an investment banker in the Housing Finance Department at Merrill Lynch & Co., where he was a Vice President at the time of his departure. Previously, Mr. Spound was also a Senior Consultant at Kenneth Leventhal & Company where he focused on debt restructurings in the real estate industry. In addition, he served for three years as a Project Manager at New York City's Economic Development Corporation where he was responsible for underwriting and administering incentive loans to support the City's economic development goals. Mr. Spound received a Bachelor of Arts degree from Brown University and a Masters of Science in Management from the Sloan School at MIT.

DENISE L. KILEY is a Senior Vice President of Related Charter, LLC. Ms. Kiley is also a Partner and a Managing Director of Related where she is responsible for the underwriting and asset management groups. Ms. Kiley oversees the investment underwriting and approval of all multifamily residential properties invested in Related sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and managing the assets of multifamily residential properties. From 1981 through 1985 she was an auditor with a national accounting firm. Ms. Kiley holds a Bachelor of Science degree in Accounting from Boston College and is a Member of the Affordable Housing Roundtable.

MARC D. SCHNITZER is a Senior Vice President of Related Charter, LLC. Mr. Schnitzer is also a Partner and a Managing Director of Related where he is responsible for the Tax Credit Acquisitions and Corporate Funds Groups. Mr. Schnitzer received a Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987, and joined Related in January, 1988. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research Department of The First

Boston Corporation in New York. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University.

JOHN SOREL is a Senior Vice President of Related Charter, LLC and is a Senior Vice President of Related. Mr. Sorel is responsible for overseeing construction risk management for CharterMac. Prior to joining Related in November, 1999, Mr. Sorel was a Vice President for BankBoston in their real estate department from 1993-1999, where he originated and managed over $150 million of corporate and construction loan facilities for the low income housing tax credit industry. From 1991-1993, Mr. Sorel worked as an Assistant Vice President for Recoll Management. Mr. Sorel holds a Bachelor of Arts degree in Economics from Syracuse University.

STEVEN B. WENDEL is a Senior Vice President of Related Charter, LLC and a Senior Vice President of Related Capital, focusing on taxable mortgage financing for multifamily properties. Prior to joining Related in June, 1999, Mr. Wendel was a Managing Director of the commercial loan origination and securitization program at ContiFinancial Corporation, which originated approximately $2.6 billion of commercial loans. From 1989-1992, Mr. Wendel was a senior associate of the structured finance/MBA rotational program at Coopers & Lybrand. From 1987-1989, he was a consultant at Martin E. Segal Company, and from 1984-1987, he was a pricing analyst at Metropolitan Life Insurance Company. Mr. Wendel received his Bachelor of Arts in economics from the University of Pennsylvania and his Masters in Business Administration from the Stern School of Business Administration at New York University.

MARK J. SCHLACTER is a Vice President of Related Charter, LLC. Mr. Schlacter is a Vice President of Related and has been with Related since June 1989. Mr. Schlacter is primarily responsible for the origination and acquisition of taxable mortgage products. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering retail and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, property acquisition and financing, and mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University.

MAX E. SCHLOPY is a Vice President of Related Charter, LLC. An attorney, Mr. Schlopy practiced corporate and commercial real estate law in Buffalo, New York for many years, where he was a partner with the law firm of Duke, Holzman, Yeager and Schlopy. He served as Vice President - General Counsel for Marc Equity Corporation, a diversified real estate development company with operations in several states and later as a Vice President of the general partner for the Summit Tax Exempt Bond Funds. More recently, Mr. Schlopy was President of MK Industries, Inc., an Orlando, Florida-based company involved in the research and development of high technology military and biomedical products and processes. He presently practices law and offers consulting services to the real estate industry from his offices in Park City, Utah. Mr. Schlopy was educated at Cornell and San Francisco State Universities, and received his Juris Doctor degree, cum laude, from the School of Law, State University of New York at Buffalo.

GARY PARKINSON is the Controller of Related Charter, LLC. Mr. Parkinson has been a Certified Public Accountant in New York since 1987. Prior to joining Related in September 2000, Mr. Parkinson was employed by American Real Estate Partners, L.P. from July 1991 to September 2000, Integrated Resources, Inc. from August 1988 to July 1991 and Ernst & Young from September 1984 to August 1988. Mr. Parkinson graduated from Northeastern University and The Johnson Graduate School of Business at Cornell University.

TERESA WICELINSKI is the Secretary of Related Charter, LLC. Ms. Wicelinski joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

MANAGEMENT AGREEMENT

Although the Board of Trustees has continuing exclusive authority over the management of CharterMac, the conduct of its affairs and the management and disposition of CharterMac's assets, the Board of Trustees has initially delegated to the Manager, subject to the supervision and review of the Board of Trustees and consistent with the provisions of the Trust Agreement, the power and duty to: (i) manage the day-to-day operations of CharterMac; (ii) acquire, retain or sell CharterMac's assets; (iii) seek out, present and recommend investment opportunities consistent with CharterMac's investment policies and objectives, and negotiate on behalf of CharterMac with respect to potential investments or the dispositions thereof; (iv) when appropriate, cause an affiliate to serve as the mortgagee of record for mortgage investments of CharterMac and in that capacity hold escrow on behalf of mortgagors in connection with the servicing of mortgages; (v) obtain for CharterMac such services as may be required in acquiring and disposing of investments, disbursing and collecting the funds of CharterMac, paying the debts and fulfilling the obligations of CharterMac, and handling, prosecuting and settling any claims of CharterMac, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (vi) obtain for CharterMac such services as may be required for property management, mortgage brokerage and servicing, and other activities relating to the investment portfolio of CharterMac; (vii) evaluate, structure and negotiate prepayments or sales of CharterMac's mortgage investments and mortgage securities; (viii) monitor operations and expenses of CharterMac; and (ix) from time to time, or as requested by the Board of Trustees, make reports to CharterMac as to its performance of the foregoing services.

The terms of each of the management agreements is one year. Both of the management agreements may be renewed, subject to evaluation of the performance of the Manager by CharterMac's Board of Trustees. Both agreements may be terminated (i) without cause by the Manager; or (ii) for cause by a majority of CharterMac's Board of Trustees, in each case without penalty and each upon 60 days prior written notice to the non-terminating party.

The Manager has subcontracted its obligations under the management agreements to Related Capital Company.

Pursuant to the terms of the Management Agreement, the Manager is entitled to receive the fees and other compensation set forth below:


           FEE/COMPENSATION*                  AMOUNT
           -----------------                  ------
           Bond Selection Fee                 2.00% of the face amount of each asset
                                              invested in or acquired by CharterMac
                                              or its subsidiaries.

           Special Distribution/Investment
             Management Fee                   0.375% per annum of the total invested
                                              assets of CharterMac or its
                                              subsidiaries.

           Loan Servicing Fee                 0.25% per annum based on the
                                              outstanding face amount of Revenue
                                              Bonds and other investments owned by
                                              CharterMac or its subsidiaries.

           Operating                          Expense Reimbursements For direct
                                              expenses incurred by the Manager or CM
                                              Corp. in an amount not to exceed
                                              $556,331 per annum (subject to
                                              increase based on increases in
                                              CharterMac's and its subsidiaries'
                                              assets and to annual increases based
                                              upon increases in the Consumer Price
                                              Index).

           Incentive Share Options            The Manager may receive options to
                                              acquire additional Common Shares
                                              pursuant to the Share Option Plan only
                                              if CharterMac's distributions in any
                                              year exceed $0.9517 per Common Share
                                              and the Compensation Committee of the
                                              Board of Trustees determines to grant
                                              such options.

           Liquidation Fee                    1.50% of the gross sales price of the
                                              assets sold by CharterMac in
                                              connection with a liquidation of
                                              CharterMac assets supervised by the
                                              Manager.

* The Manager is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed. A bond placement fee of 1.0% to 1.5% of the face amount of each asset invested in or acquired by CharterMac or its subsidiaries is payable to the Manager by the borrower and not by us or our subsidiaries.

Affiliates of the Manager may provide certain financial guarantees to facilitate leveraging by CharterMac, for which they could be paid market rate fees. In addition, affiliates of the Manager may provide certain financial guarantees to the owner (or partners of the owners) of the underlying properties securing CharterMac's Revenue Bonds, for which they could be paid market rate fees.

The Manager may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by CharterMac, or act as manager to any other person or entity having investment policies whether similar or dissimilar to those of CharterMac. Before the Manager, the officers and directors of the Manager and all persons controlled by the Manager and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present such investment opportunity to CharterMac if (i) such opportunity is of a character which could be taken by CharterMac, (ii) such opportunity is compatible with CharterMac's investment objectives and policies and (iii) CharterMac has the financial resources to take advantage of such opportunity.

The Trust Agreement and Management Agreement provide that CharterMac will indemnify the Manager and its affiliates under certain circumstances.

The Manager is entitled to subcontract its obligations under the Management Agreement to an affiliate. In accordance with the foregoing, the Manager has assigned its rights and obligations to Related.

RCLP has been designated the "Tax Matters Partner" to manage administrative tax proceedings conducted at CharterMac's level by the IRS with respect to company matters. RCLP will also serve as the general partner of CharterMac for tax purposes.

Item 11.  Executive Compensation

TRUSTEES AND MANAGEMENT

CharterMac has three executive officers and eight Trustees (three of whom are Independent Trustees). CharterMac does not pay or accrue any fees, salaries or other forms of compensation to its officers other than options which may be received under the Share Option Plan. Independent Trustees receive compensation for serving as Independent Trustees. Mr. Edson receives compensation at the rate of $30,000 per year, payable $20,000 in cash (or, at Mr. Edson's option, Common Shares) and Common Shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the Board of Trustees. Messrs. Allen and Fisch receive compensation at the rate of $17,500 per year payable

$7,500 in cash (or, at Messrs. Allen's or Fisch's option, Common Shares) and Common Shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the Board of Trustees.

The Manager, at its expense, provides all personnel necessary to conduct CharterMac's regular business. The Manager receives various fees for advisory and other services performed under the Management Agreement, as further described in Item 10. An affiliate of the Manager pays all salaries, bonuses and other compensation (other than options which may be received under the Share Option Plan) to the officers of CharterMac and the general partner of the Manager. Certain members and officers of the sole general partner of the Manager and certain officers of CharterMac receive compensation from the Manager and its affiliates for services performed for various affiliated entities, which may include services performed for CharterMac. Such compensation may be based in part on the performance of CharterMac; however, the Manager believes that any compensation attributable to services performed for CharterMac is immaterial.

SHARE OPTION PLAN

The Share Option Plan was adopted to attract and retain qualified individuals to serve as trustees, officers and/or employees of CharterMac, its subsidiaries, the Manager and any successor manager, as well as to harmonize the financial interests of such individuals with the interests of the Company's shareholders generally (i.e., by providing them with substantial financial interests in the Company's success). The Compensation Committee, which is comprised of Messrs. Allen and Fisch, administers the Share Option Plan. Pursuant to the Share Option Plan, if CharterMac's distributions per Common Share in the immediately preceding calendar year exceed $0.9517 per Common Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Common Shares which is equal to three percent of the Common Shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Common Shares over the life of the Share Option Plan equal to 2,058,638 Common Shares (i.e., 10% of the Common Shares outstanding on October 1, 1997.)

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

All options granted by the Compensation Committee will have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the years ended December 31, 1997 or December 31, 1998. In 1999, CharterMac distributed $0.995 per Common Share. On May 1, 2000 the compensation committee issued 297,830 options to employees of affiliates of the Manager. No additional options were granted in 2001.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee is comprised of two Independent Trustees (Messrs. Allen and Fisch). The role of the Compensation Committee is to administer the policies governing the Share Option Plan. Because CharterMac does not pay salaries and bonuses to the officers of CharterMac or the general partner of the Manager, the Compensation Committee does not determine executives' salary levels. Subject to the restrictions contained in the Share Option Plan, option compensation is intended to be set at a level competitive with the amounts paid to the management of similarly sized companies in similar industries. The Committee also evaluates the performance of management when determining the number of options to be issued.

CharterMac's grants of share options are structured to link the compensation of the officers of CharterMac and the officers of the general partner of the Manager (and its affiliates) with CharterMac's performance. Through the establishment of the Share Option Plan, CharterMac has aligned the financial interests of its executives (and the executives of the Manager) with the results of CharterMac's performance, which is intended to enhance shareholder value. The Compensation Committee may only grant options if certain performance levels are met and is limited in the number of options which may be granted each year (See "Share Option Plan" above). The amount of options which may be granted will be set at levels that the Compensation Committee believes to be consistent with others in CharterMac's industry, with such compensation contingent upon CharterMac's level of annual and long-term performance.

Section 162 (m) was added to the Internal Revenue Code as part of the Omnibus Budget Reconciliation Act of 1993. Section 162 (m) limits the deduction for compensation paid to the Chief Executive Officer and the other executive officers to the extent that compensation of a particular executive exceeds $1,000,000 (less the amount of any "excess parachute payments" as defined in Section 280G of the Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain "performance-based" compensation established by an independent compensation committee which conforms to certain restrictive conditions stated under the Code and related regulations. It is CharterMac's goal to have compensation paid to its five most highly compensated officers qualify as performance based compensation deductible for federal income tax purposes under Section 162 (m). Given the fact that CharterMac is externally managed and the only compensation that currently may be paid to its executives are options pursuant to the Share Option Plan, it is unlikely that Section 162 (m) will present any concerns.

                             COMPENSATION COMMITTEE

                                 Peter T. Allen
                                 Arthur P. Fisch

                                 AUDIT COMMITTEE

AUDIT COMMITTEE CHARTER

On June 14, 2000, the Board of Trustees adopted the following Audit Committee Charter. The Audit Committee Charter will be reviewed, updated and approved by the Board of Trustees each year:

ROLE AND INDEPENDENCE

The audit committee, of the Board of Trustees of Charter Municipal Mortgage Acceptance Company (the "Company"), assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company and other such duties as directed by the Board. The membership of the Company's audit committee (the "Committee") shall consist of at least three Trustees who are generally knowledgeable in financial and auditing matters, including at least one member with accounting or related financial management expertise. Each member shall be free of any relationship that, in the opinion of the Board, would interfere with his or her individual exercise of independent judgment, and shall meet the director independence requirements for serving on the Committee as set forth in the corporate governance standards of the American Stock Exchange. The Committee is expected to maintain free and open communication (including private executive sessions at least annually) with the independent accountants, the internal auditors, if any, and the management of the Company. In discharging this oversight role, the Committee is empowered to investigate any matter brought to its attention, with full power to retain outside counsel or other experts for this purpose.

The Board of Trustees shall appoint one member of the Committee as chairperson. He or she shall be responsible for leadership of the Committee, including preparing the agenda, presiding over the meetings, making Committee assignments and reporting to the Board of Trustees. The chairperson will also maintain regular liaison with the CEO, CFO, and the lead independent audit partner.

RESPONSIBILITIES

The Committee's primary responsibilities include:

Recommending to the Board the independent accountant to be selected or retained to audit the financial statements of the Company. In so doing, the Committee will request from the auditor a written affirmation, consistent with Independence Standards Board Standard 1, that the auditor is in fact independent, discuss with the auditor any relationships that may impact the auditor's independence, and recommend to the board any actions necessary to oversee the auditor's independence.

Overseeing the independent auditor relationship by discussing with the auditor the nature and rigor of the audit process, receiving and reviewing audit reports, and providing the auditor full access to the Committee (and the Board) to report on any and all appropriate matters.

Reviewing the audited financial statements and discussing them with management and the independent auditor. These discussions shall include consideration of the quality of the Company's accounting principles as applied in its financial reporting, including review of estimates, reserves and accruals, review of judgmental areas, review of audit adjustments whether or not recorded and such other inquiries as may be appropriate. Based on the review, the Committee shall make its recommendation to the Board as to the inclusion of the Company's audited financial statements in the Company's annual report on Form 10-K.

Reviewing with management and the independent auditor the quarterly financial information prior to the Company's filing of Form 10-Q. This review may be performed by the Committee or its chairperson.

Discussing with management, the internal auditors, if any, and the external auditors the quality and adequacy of the Company's internal controls.

Discussing with management the status of pending litigation, taxation matters and other areas of oversight to the legal and compliance area as may be appropriate.

Reporting Committee activities to the full Board and issuing annually a report to be included in the proxy statement (including appropriate oversight conclusions) for submission to the shareholders.

The Committee's job is one of oversight. Management is responsible for the preparation of the Company's financial statements and the independent auditors are responsible for auditing those financial statements. The Committee and the Board recognize that management (including the internal audit staff, if any) and the independent auditors have more resources and time, and more detailed knowledge and information regarding the Company's accounting, auditing, internal control and financial reporting practices than the Committee does; accordingly the Committee's oversight role does not provide any expert or special assurances as to the financial statements and other financial information provided by the Company to its shareholders and others.

AUDIT COMMITTEE REPORT

The Audit Committee of CharterMac's Board of Trustees has issued the following report with respect to the audited financial statements of the Company for the fiscal year ended December 31, 2001:

- The Audit Committee has reviewed and discussed with CharterMac's management the Company's fiscal 2001 audited financial statements;

- The Audit Committee has discussed with Deloitte & Touche LLP (CharterMac's independent auditors) the matters required to be discussed by Statement on Auditing Standards No. 61 as amended by SAS No. 90;

- The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board No. 1 (which related to the auditors' independence from the Company and its related entities) and has discussed with the auditors their independence from CharterMac;

Based on the review and discussions referred to in the three items above, the Audit Committee recommended to the Board of Trustees that the audited financial statements be included in CharterMac's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

           Submitted by the Audit Committee of CharterMac's Board of Trustees:

                                               Charles L. Edson -- Chairman
                                               Peter T. Allen
                                               Arthur P. Fisch

As of March 7, 2002, no person was known by CharterMac to be the beneficial owner of more than 5% of the outstanding Common Shares of CharterMac.

As of March 7, 2002, the members of the sole general partner of the Manager own, in the aggregate, 100% of the voting stock of the sole general partner of the Manager.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of March 7, 2002, Trustees and senior officers of CharterMac and members and senior officers of the sole general partner of the Manager own directly or beneficially Common Shares of CharterMac as follows:


                                                                              AMOUNT AND NATURE OF
NAME                                   TITLE                                  BENEFICIAL OWNERSHIP             PERCENT OF CLASS(10)
----                                   -----                                  --------------------             --------------------
Stephen M. Ross                        Chairman of the Board of               246,454 Common Shares(1,2,3)           *
                                       CharterMac and Member of
                                       Related Charter
Alan P. Hirmes                         Trustee, Executive VP and              58,232 Common Shares(1,3,4)            *
                                       Secretary, of CharterMac
                                       and Member and Senior VP
                                       of Related Charter
Stuart J. Boesky                       Trustee, President and                 66,188 Common Shares(1,3,4)            *
                                       CEO of CharterMac and Member,
                                       President and CEO of Related
                                       Charter
Peter T. Allen                         Trustee of CharterMac                  3,053 Common Shares                    *
Arthur P. Fisch                        Trustee of CharterMac                  3,053 Common Shares                    *
Thomas W. White                        Trustee of CharterMac                  972 Common Shares                      *
Charles L. Edson                       Trustee of CharterMac                  305 Common Shares                      *
Michael J. Brenner                     Trustee of CharterMac                  13,605 Common Shares(5)                *
Michael I. Wirth                       CFO & CAO of CharterMac and
                                       SVP & CFO of Related Charter           10,319 Common Shares(6)
James D. Spound                        Executive VP of Related Charter        27,210 Common Shares(7)                *
Marc D. Schnitzer                      Senior VP of Related Charter           13,628 Common Shares(4)                *
Denise L. Kiley                        Senior VP of Related Charter           13,628 Common Shares(4)                *
John J. Sorel                          Senior VP of Related Charter           1,667 Common Shares(8)                 *
Steven B. Wendel                       Senior VP of Related Charter           0 Common Shares
All Senior Officers and Trustees of CharterMac
and Related Charter as a group (14 persons)                                   415,978 Common Shares(1,3,9)           1.13%

*Less than 1% of the outstanding Common Shares.
------------------

(1) 11 of these Common Shares are owned by the Manager, of which a majority is owned by Messrs. Ross, Hirmes, and Boesky.

(2) Includes 8,702 options to purchase Common Shares (which are exercisable within 60 days)

(3) 21,157 of these Common Shares are owned by Related AMI Associates, Inc., of which a majority is owned by Messrs. Ross, Hirmes and Boesky .

(4) Includes 6,961 options to purchase Common Shares (which are exercisable within 60 days)

(5) Includes 13,605 options to purchase Common Shares (which are exercisable within 60 days)

(6) Includes 4,752 options to purchase Common Shares (which are exercisable within 60 days)

(7) Includes 27,210 options to purchase Common Shares (which are exercisable within 60 days)

(8) Includes 1,667 options to purchase Common Shares (which are exercisable within 60 days)

(9) Includes 83,780 options to purchase Common Shares (which are exercisable within 60 days)

(10) Based on the Common Shares outstanding as of March 7, 2002 (40,327,738) plus the Common Shares issuable upon the conversion of (i) all options to purchase Common Shares which are exercisable within 60 days (83,780) and
     (ii) all CRA Preferred Shares (1,764,663).

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires CharterMac's officers and trustees, and persons who own more than 10% of a registered class of CharterMac's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). These persons are required by regulation of the Commission to furnish CharterMac with copies of all Section 16(a) forms they file.

CharterMac believes that during the fiscal year ended December 31, 2001, CharterMac's officers, trustees and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except for a Form 4 required to be filed on behalf of Marc Schnitzer after exercising an option to purchase 6,667 Common Shares. A Form 5 has been filed with the SEC to reflect this purchase.

Item 13.  Certain Relationships and Related Transactions

GENERAL

The Company has invested in, and may in the future invest in, Revenue Bonds secured by properties in which either direct or indirect affiliates of Related Capital own equity interests in the borrower. The Trust Agreement contains a limitation, equal to 15% of the Company's total market value, on the aggregate amount of Revenue Bonds either the Company may hold where the borrowers under such Revenue Bonds are either direct or indirect affiliates of Related Capital and Related Capital generally has a controlling economic interest ("15% Affiliates"). The Trust Agreement also requires that the Company obtain a fairness opinion from an independent adviser before investing under any circumstance in Revenue Bonds involving 15% Affiliates. For purposes of the foregoing limitations, a borrower in which Related Capital or its affiliates own a partnership or joint venture interest merely to facilitate an equity financing on behalf of one of Related Capital's investment funds is not deemed a 15% Affiliate under the Trust Agreement by virtue of such relationship ("Non-15% Affiliate" and, together with the 15% Affiliates, the "RCC Affiliates"). A typical Non-15% Affiliate borrower would be structured as a limited partnership as follows: the general partner would be an unaffiliated third party with a 1% general partnership interest and the 99% limited partner would itself be a limited partnership in which an affiliate of Related Capital would own a 1% general partnership interest and one or more Fortune 500 companies would own a 99% limited partnership interest.

Every transaction entered into between the Company and an RCC Affiliate raises a potentially ongoing inherent conflict of interest. In addition to the initial determination to invest in Revenue Bonds secured by properties owned by an RCC Affiliate, such conflicts of interest with respect to these Revenue Bonds include, among others, decisions regarding (i) whether to waive defaults of such RCC Affiliate, (ii) whether to foreclose on a loan, and
(iii) whether to permit additional financing on a property securing a Company investment other than financing provided by the Company. Although not required by the Trust Agreement, the Board of Trustees has adopted a policy to address certain of such conflicts, requiring the approval of a majority of the independent trustees in the event that the Company is required to take any of the following actions with respect to a Revenue Bond secured by a property which an affiliate of the Manager owns an equity interest: (i) modification of any material rights and obligations respecting the affiliate,
(ii) the Company's waiver of material rights under the affiliated loan documents, (iii) the advancement of a material amount of additional funds to an affiliate borrower and (iv) forbearing to exercise any of the Company's rights or collect any material costs due to us from an affiliate borrower.

MANAGEMENT AGREEMENTS

CharterMac has, and will continue to have certain relationships with RCLP and its affiliates. While there have been no direct financial transactions between CharterMac and its Trustees and officers or the members and officers of the sole general partner of RCLP, RCLP (and CM Corp.) has subcontracted certain obligations under the management agreements to RCLP. See "Management Agreements" under Item 10 for a further description of the management agreements.

AFFILIATED BORROWERS

The obligors of Revenue bonds with an aggregate approximate original par amount of approximately $612 million are partnerships in which affiliates of the Manager own a 1% general partner interest. In addition, the original owners of underlying properties and obligors of approximately $12 million of Revenue Bonds have been replaced with affiliates of the Manager who have not made equity investments.

As of December 31, 2001, the owners of the Underlying Properties and obligors of the Highpointe and Loveridge Revenue bonds were affiliates of the Manager who have not made equity investments. During June 2001, the affiliates of the Manager sold 49% of Loveridge. The remaining 51% was sold in January 2002, to the same buyer who purchased the initial 49%. A buyer is being sought for the remaining Underlying Property -- Highpointe. Highpointe is generally paying as interest an amount equal to the net cash flow generated by operations, which is less than the stated rate of the Revenue Bond. The Company has no present intention of declaring default on this Revenue Bond. The aggregate carrying value of Highpointe at December 31, 2001 was approximately $5,728,000, and the income earned from Highpointe for the years ended December 31, 2001 was approximately $315,000.

ADVANCES TO AFFILIATED BORROWERS

From time to time the Company has advanced funds to owners of certain properties securing the Company's investments in order to preserve the value of the underlying asset. Such advances have been used to complete construction, fund operating deficits and pay past due real estate taxes and deferred maintenance or other capital items. These advances typically are evidenced by taxable promissory notes, some of which are secured by second mortgages. As of December 31, 2001, the Company advanced funds to obligors which are affiliates of the Manager at an aggregate face amount of approximately $5 million, with rates ranging from 8% to 10%.

INDEMNIFICATION RIGHTS WITH RESPECT TO CREDIT ENHANCEMENT TRANSACTIONS

On December 31, 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and the Related Companies, L.P. The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the $46.9 million first loss position. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as a security therefore, has posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. The Related Companies, L.P. is an affiliate of Related Capital.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of December 31, 2001, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
(a) 1.       Financial Statements

             Independent Auditors' Report                                                  42

             Consolidated Balance Sheets as of December 31, 2000 and 1999                  43

             Consolidated Statements of Income for the years ended
             December 31, 2001, 2000 and 1999                                              44

             Consolidated Statements of Changes in Shareholders' Equity for the
             years ended December 31, 2001, 2000 and 1999                                  45

             Consolidated Statements of Cash Flows for the years ended
             December 31, 2001, 2000 and 1999                                              47

             Notes to Consolidated Financial Statements                                    49

(a) 2.       Financial Statement Schedules

             Schedule I - Condensed Financial Information of Registrant                    98

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

3.2          Amended and Restated Bylaws (filed herewith)

4.1 Specimen Copy of Share Certificate for shares of beneficial interest of the Company (incorporated by reference to the Company's


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
             Amendment No. 1 on Form 10/A to the Company's
             Registration Statement on Form 10, File No. 001-13237)

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


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
10(j)        Certificate Placement Agreement (incorporated by reference to
             Exhibit 10 (aaaac) in the Company's June 30, 1998 Quarterly Report on Form 10-Q)

10(k)        Remarketing Agreement (incorporated by reference to Exhibit 10
             (aaaad) in the Company's June 30, 1998 Quarterly Report on Form
             10-Q)

10(l)        CharterMac Equity Issuer Trust, 6 5/8% Series A Cumulative
             Preferred Shares, Purchase Agreement, dated June 14, 1999
             (incorporated by reference to Exhibit 10 (aaaaz) in the Company's
             June 30, 1999 Quarterly Report on Form 10-Q)

10(m)        Agreement and Plan of Merger by and among Charter Municipal
             Mortgage Acceptance Company, CM Holding Trust and American Tax
             Exempt Bond Trust dated as of November 2, 1999 (incorporated by reference to Exhibit 99.2 in the Company's Current Report on Form
             8-K dated November 2, 1999)

12           Ratio of earnings to fixed charges and preferred share dividends
             of subsidiary                                                                103

21           Subsidiaries of the Company (filed herewith)                                 104

99.1         Amended and Restated Trust Agreement by and among J. Michael
             Fried, Stuart J. Boesky, Alan P. Hirmes, Robert W. Grier and
             Andrew T. Panaccione as Managing Trustees, Charter Municipal
             Mortgage Acceptance Company and Wilmington Trust Company, as
             Registered Trustee dated June 22, 1999 relating to CharterMac
             Equity Issuer Trust (incorporated by reference to Exhibit 99 in the Company's June 30, 1999 Quarterly Report on Form 10-Q)

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


             Current report on Form 8-K filing the underwriting agreement, dated
             May 10, 2001, entered into with UBS Warburg. LLC, regarding the
             Company's offering of 7,900,000 Common Shares of beneficial interest, was dated May 10, 2001 and filed October 22, 2001


             Current report on Form 8-K relating to the Company's announcement of a definitive agreement to acquire PW Funding, Inc., was dated and filed October 26, 2001.

             Current report on Form 8-K relating to Regulation FD disclosure regarding supplemental information for the quarter ended September
             30, 2001, posted on the Company's web page, was dated December 7, 2001 and filed December 13, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)

Date:  March 29, 2002                     By:
                                               ---------------------------------
                                               Stuart J. Boesky
                                               Managing Trustee, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

    SIGNATURE                                TITLE                                DATE
--------------------              ---------------------------               ---------------


--------------------
Stuart J. Boesky                  Managing Trustee, President
                                  and Chief Executive Officer               March 29, 2002


--------------------
Stephen M. Ross                   Managing Trustee and
                                  Chairman of the Board                     March 29, 2002


--------------------
Michael J. Brenner                Managing Trustee                          March 29, 2002


--------------------
Alan P. Hirmes                    Managing Trustee, Executive
                                  Vice President,
                                  and Secretary                             March 29, 2002


--------------------
Michael I. Wirth                  Senior Vice President and Chief Financial
                                  Officer                                   March 29, 2002


--------------------
Peter T. Allen                    Managing Trustee                          March 29, 2002


--------------------
Arthur P. Fisch                   Managing Trustee                          March 29, 2002


--------------------
Thomas W. White                   Managing Trustee                          March 29, 2002


--------------------
Charles L. Edson                  Managing Trustee                          March 29, 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)


Date: March 29, 2002                           By:  /s/ Stuart J. Boesky
                                                    --------------------
                                                    Stuart J. Boesky
                                                    Managing Trustee, President
                                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:

    SIGNATURE                                TITLE                                DATE
--------------------              ---------------------------               ---------------


/s/ Stuart J. Boesky
--------------------
Stuart J. Boesky                  Managing Trustee, President
                                  and Chief Executive Officer               March 29, 2002


/s/ Stephen M. Ross
--------------------
Stephen M. Ross                   Managing Trustee and
                                  Chairman of the Board                     March 29, 2002



/s/ Michael J. Brenner
--------------------
Michael J. Brenner                Managing Trustee                          March 29, 2002


/s/ Alan P. Hirmes
--------------------
Alan P. Hirmes                    Managing Trustee, Executive
                                  Vice President,
                                  and Secretary                             March 29, 2002


/s/ Michael I. Wirth
--------------------
Michael I. Wirth                  Senior Vice President and
                                  Chief Financial Officer                   March 29, 2002


/s/ Peter T. Allen
--------------------
Peter T. Allen                    Managing Trustee                          March 29, 2002


/s/ Arthur P. Fisch
--------------------
Arthur P. Fisch                   Managing Trustee                          March 29, 2002


/s/ Thomas M. White
--------------------
Thomas M. White                   Managing Trustee                          March 29, 2002


/s/ Charles L. Edson
--------------------
Charles L. Edson                  Managing Trustee                          March 29, 2002

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including its consolidated subsidiaries)

                            CONDENSED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                     ----------------------------
                                                                        2001             2000
                                                                     -----------      -----------
                                     ASSETS

Revenue Bonds-at fair value                                        $  10,518,000    $  12,104,055
Investment in ARCap                                                   18,949,530                0
Cash and cash equivalents                                             17,376,178        9,952,594
Interest receivable, net                                                  65,130          165,759
Promissory notes receivable                                            3,057,000        9,909,933
Investment in subsidiaries                                           485,902,564      341,376,758
Deferred costs, net                                                   23,149,663       17,845,534
Goodwill, net                                                          1,984,217        2,329,422
Other assets                                                             597,793          409,595
                                                                     -----------      -----------

Total assets                                                        $561,600,075     $372,429,177
                                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable, accrued expenses and other liabilities         $   1,373,015    $     827,280
  Due to Manager and affiliates                                        1,467,232        1,025,210
  Due to subsidiaries                                                 11,076,093        6,762,543
  Distributions payable to common shareholders                        10,447,756        6,242,046
  Distributions payable to Convertible CRA Shareholders                  564,709          558,250
                                                                     -----------      -----------

Total liabilities                                                     24,928,805       15,415,329
                                                                     -----------      -----------

Commitments and contingencies

Shareholders' equity:
Beneficial owners' equity - Convertible CRA share- holders (1,882,364 and
  2,590,000 shares issued and
  outstanding in 2001 and 2000, respectively)                         25,521,546       34,397,168
Beneficial owner's equity-manager                                      1,068,973          715,342
Beneficial owners' equity-other common shareholders
  (50,000,000 shares authorized; 34,834,308 issued and
   34,825,908 outstanding and 22,706,739 issued and
   22,698,329 outstanding in 2001 and 2000, respectively)            511,456,297      344,870,761
Treasury shares of beneficial interest (8,400 shares)                   (103,359)        (103,359)
Accumulated other comprehensive loss                                  (1,272,186)      (1,201,591)
                                                                     -----------      -----------

Total shareholders' equity                                           536,671,271      378,678,321
                                                                     -----------      -----------

Total liabilities and shareholders' equity                          $561,600,075     $394,093,650
                                                                     ===========      ===========

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                              --------------------------------------
                                                2001          2000           1999
                                              ----------    ----------    ----------
Revenues:
  Interest income:
   Revenue Bonds                             $     1,439   $ 2,972,386   $ 6,050,931
   Temporary investments                         376,187       451,768       662,728
   Promissory notes                              819,752     1,001,681       702,991
   Other income                                  443,921             0             0
   Income from subsidiaries                   40,919,666    28,307,718    18,177,128
  Equity in earnings of ARCap                    456,005             0             0
                                              ----------    ----------    ----------
  Total revenues                              43,016,970    32,733,553    25,593,778
                                              ----------    ----------    ----------
Expenses:
  Interest expense                               412,369        21,887       417,263
  Bond servicing                                  42,494        33,694       135,767
  General and administrative                   2,629,996     2,062,719     1,406,501
  Amortization                                   726,615       478,951       345,282
                                              ----------    ----------    ----------
   Total expenses                              3,811,474     2,597,251     2,304,813
                                              ----------    ----------    ----------

Income before loss on repayment of revenue
  bonds                                       39,205,496    30,136,302    23,288,965
Loss on repayment of Revenue Bonds               220,322        45,246       107,147
                                              ----------    ----------    ----------

   Net income                                $38,985,174   $30,091,056   $23,181,818
                                              ==========    ==========    ==========

Allocation of net income:

  Special distribution to Manager            $ 3,620,936   $ 2,743,465   $ 2,018,822
                                              ==========    ==========    ==========
  Manager                                    $   353,642   $   273,476   $   211,630
                                              ==========    ==========    ==========
  Common shareholders                        $32,555,334   $25,500,984   $20,951,366
  Convertible CRA Shareholders                 2,455,261     1,573,131             0
                                              ----------    ----------    ----------
   Total for Shareholders                    $35,083,278   $27,074,115   $20,951,366
                                              ==========    ==========    ==========

                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                           2001             2000             1999
                                                       ------------     ------------     ------------
Cash flows from operating activities:
  Net income                                          $  39,058,591    $  30,091,056    $  23,181,818
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Loss on repayments of Revenue Bonds                       220,322           45,245          107,147
  Amortization                                              726,615          478,951          345,282
  Amortization of goodwill                                  181,579          345,204          297,623
  Amortization of bond selection costs                    2,510,846          935,380          450,743
   Income from investment in subsidiaries               (40,982,583)     (28,307,718)     (18,177,128)
Distributions from subsidiaries                                   0                0       16,467,319
Equity in earnings of ARCap in excess of
  distributions received                                   (456,005)               0                0
  Changes in operating assets and liabilities:
   Interest receivable                                      100,629           33,789          105,165
   Other assets                                            (181,025)          20,323              656
   Accounts payable, accrued expenses and
    other liabilities                                       709,361          403,740       (5,918,615)
   Due from subsidiaries                                  4,313,550          116,180         (208,887)
   Due to subsidiaries                                            0        7,575,386       (1,328,176)
   Due to Manager and affiliates                            404,205          114,771         (343,960)
                                                       ------------     ------------     ------------
Net cash provided by operating activities                 6,600,585       11,852,307       14,978,987
                                                       ------------     ------------     ------------
Cash flows from investing activities:
  Proceeds from repayments of Revenue Bonds                       0           49,901        5,100,000
  Periodic principal payments to Revenue Bonds               84,876                0                0
  Purchase of Revenue Bonds                              (7,075,000)      (2,405,000)     (44,770,162)
  Proceeds from secured borrowings                                0                0       52,807,000
  Investment in subsidiaries                            (82,762,716)     (23,824,693)      13,507,000
  Increase in deferred bond selection costs              (7,899,327)      (6,499,035)      (3,906,784)
  Net sale (purchase) of temporary investments          (18,493,525)      19,790,000      (19,790,000)
  Increase in other assets                                        0           (9,000)        (251,500)
  Increase in deferred costs                                      0         (545,632)        (100,000)
  Loans made to properties                              (11,971,000)        (200,000)      (2,847,185)
  Principal payments received from loans made to
   properties                                                99,232          438,127          328,045
                                                       ------------     ------------     ------------
Net cash provided by (used in) investing activities    (128,017,460)     (13,205,332)          76,414
                                                       ------------     ------------     ------------

                                                                                          (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                           2001             2000             1999
                                                      ------------      -----------     ------------
Cash flows from financing activities:
  Repayments of note payable                         $   6,226,500     $          0    $           0
  Increase in cash and cash equivalents-restricted               0          971,758         (971,758)
  Distributions paid to the Manager and
   shareholders of the Company                         (33,455,685)     (24,343,782)     (21,815,252)
  Distributions paid to Convertible CRA
   Shareholders                                         (2,334,036)        (810,370)               0
  Increase in deferred costs relating to the
   Private Label Tender Option Program                    (873,197)      (2,300,639)        (559,632)
  Increase in other deferred costs                               0           72,039          (72,039)
  Issuance of Common Shares                            168,263,854                0                0
  Issuance of Convertible CRA Shares                             0       34,192,657                0
  Retirement of Convertible CRA shares                  (8,986,977)               0                0
                                                      ------------      -----------     ------------
Net cash provided by (used in) financing
  activities                                           128,840,459        7,781,663      (23,418,681)
                                                      ------------      -----------     ------------

Net increase (decrease) in cash and cash
  equivalents                                            7,423,584        6,428,638       (8,363,280)
Cash and cash equivalents at the beginning
  of the year                                            9,952,594        3,523,956       11,887,236
                                                      ------------      -----------     ------------
Cash and cash equivalents at the end of
  the year                                           $  17,376,178     $  9,952,594    $   3,523,956
                                                      ============      ===========     ============

Supplemental information:
  Interest paid                                      $     412,368     $     21,887    $     417,263
                                                      ============      ===========     ============
Supplemental disclosure of noncash activities:
  Contribution of Revenue Bonds to
   subsidiaries                                      $   8,345,223                0       13,507,000
                                                      ============      ===========     ============
  Contribution of notes receivables to
   subsidiaries                                      $  12,498,201                0                0
                                                      ============      ===========     ============

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

During the years ended December 31, 1999 and 1998, the Company contributed Revenue Bonds with aggregate carrying value of approximately $115,567,000 and $366,686,000, respectively, to its subsidiaries.

During 2000, in connection with the ATEBT merger, the Company issued Common Shares valued, at the date of issuance, at $29,154,649 and contributed the net assets from the merger to one of its subsidiaries.

During the year ended December 31,2001, the Company contributed Revenue Bonds with an aggregate carrying value of approximately $8,217,000 to its subsidiaries. Additionally, the Company contributed following items to its subsidiaries:

                          CONTRIBUTED ITEM                                                  AGGREGATE CARRYING VALUE
                          ----------------                                                  ------------------------
                          Promissory Notes                                                         $7,166,402
                  Bridge and Pre-Development Loans                                                 $5,474,500