Form 10-Q
period 2002-03-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2002-05-15
CIK 1043325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

_______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)


           Delaware                                    13-3949418
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


625 Madison Avenue, New York, New York                         10022
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --    --

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements
                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                   -----------    ------------
                                                                                     March 31,    December 31,
                                                                                       2002           2001
                                                                                   -----------    ------------
                                                                                   (Unaudited)
ASSETS
Revenue Bonds-at fair value                                                        $ 1,122,301    $ 1,137,715
Temporary investments                                                                   88,570             --
Investment in ARCap                                                                     19,047         18,950
Guaranteed investment contracts                                                         18,360         18,406
Mortgage servicing rights                                                               36,414         35,646
Cash and cash equivalents                                                              145,161        105,364
Cash and cash equivalents-restricted                                                     4,529          4,670
Interest receivable, net                                                                 6,845          6,458
Promissory notes and mortgages receivable                                               56,026         45,022
Deferred costs, net                                                                     31,630         31,796
Goodwill                                                                                 9,869          9,842
Other intangible assets                                                                  3,037          3,154
Other assets                                                                             3,171          3,103
                                                                                   -----------    -----------

Total assets                                                                       $ 1,544,960    $ 1,420,126
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                                          $   526,193    $   541,796
   Notes payable                                                                        74,137         56,586
   Interest rate derivatives                                                             1,936          2,958
   Accounts payable, accrued expenses and other liabilities                             14,932         13,820
   Due to Manager and affiliates                                                         2,046          2,266
   Due to FNMA                                                                          18,359         18,406
   Distributions payable to preferred shareholders
      of subsidiary                                                                      3,764          3,693
   Deferred tax liability                                                               10,432         10,251
   Reserve for possible DUS losses                                                       1,992          1,937
   Distributions payable to Convertible CRA Shareholders                                   584            565
   Distributions payable to common shareholders                                         12,757         10,448
                                                                                   -----------    -----------

Total liabilities                                                                      667,132        662,726
                                                                                   -----------    -----------

Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                                         218,500        218,500
                                                                                   -----------    -----------

Minority interest in consolidated subsidiary                                             3,955          3,652
                                                                                   -----------    -----------

Commitments and contingencies

Shareholders' Equity:
   Beneficial owners' equity - convertible CRA share-
      holders (1,882,364 shares, issued and outstanding
      in 2002 and 2001, respectively)                                                   25,790         25,522
   Beneficial owner's equity-manager                                                     1,246          1,069
   Beneficial owners' equity-other common shareholders
      (50,000,000 shares authorized; 41,161,138 issued
      and 41,152,738 outstanding and 34,834,308
      shares issued and 34,825,908 outstanding in
      2002 and 2001, respectively)                                                     608,023        511,456
   Treasury shares of beneficial interest (8,400 shares)                                  (103)          (103)
   Accumulated other comprehensive income (loss)                                        20,417         (2,696)
                                                                                   -----------    -----------
Total shareholders' equity                                                             655,373        535,248
                                                                                   -----------    -----------

Total liabilities and shareholders' equity                                         $ 1,544,960    $ 1,420,126
                                                                                   ===========    ===========


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                                            ----------------------------
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                 2002           2001
                                                                            ----------------------------
Revenues:
   Interest income:
      Revenue bonds                                                         $     22,920    $     16,341
      Temporary investments                                                          220             225
      Promissory notes                                                               163             256
   Equity in earnings of ARCap                                                       547              --
   Mortgage banking fees                                                           1,656              --
   Servicing fees                                                                  1,853              --
   Other income                                                                    1,991              35
                                                                            ------------    ------------
   Total revenues                                                                 29,350          16,857
                                                                            ------------    ------------

Expenses:
   Interest expense                                                                3,991           3,414
   Recurring fees relating to the Private Label Tender
      Option Program                                                                 727             564
   Bond servicing                                                                    766             542
   General and administrative                                                      5,599             742
   Amortization                                                                    2,240             199
   Minority interest expense                                                         302              --
   Provision for loss under FNMA DUS product line                                    326              --
                                                                            ------------    ------------
      Total expenses                                                              13,951           5,461
                                                                            ------------    ------------

Income before gain on repayment of revenue bonds                                  15,399          11,396

Gain on sale of loans                                                              3,613              --
Gain on repayment of revenue bonds                                                 3,757             102
                                                                            ------------    ------------

Income before allocation to preferred shareholders
   of subsidiary                                                                  22,769          11,498

   Income allocated to preferred shareholders
   of subsidiary                                                                  (3,764)         (2,962)
                                                                            ------------    ------------

Net income before provision for income taxes                                      19,005           8,536
                                                                            ------------    ------------

Provision for income taxes                                                           181              --
                                                                            ------------    ------------

   Net income                                                               $     18,824    $      8,536
                                                                            ============    ============

Allocation of net income to:
   Special distribution to Manager                                          $      1,088    $        828
                                                                            ============    ============
   Manager                                                                  $        177    $         77
                                                                            ============    ============
   Common shareholders                                                      $     16,707    $      6,850
   Convertible CRA shareholders                                                      852             781
                                                                            ------------    ------------
      Total for shareholders                                                $     17,559    $      7,631
                                                                            ============    ============

Net income per share
   Basic                                                                    $        .45    $        .30
                                                                            ============    ============
   Diluted                                                                  $        .45    $        .30
                                                                            ============    ============
Weighted average shares
   outstanding:

   Basic                                                                      38,781,464      25,289,651
                                                                            ============    ============
   Diluted                                                                    38,845,985      25,350,314
                                                                            ============    ============


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                              Accumulated
                                          Beneficial                 Beneficial                                 Other
                                        Owners'Equity   Beneficial     Owners'      Treasury                   Compre-
                                        - Convertible    Owner's      Equity-      Shares of                   hensive
                                            CRA          Equity -      Other       Beneficial   Comprehen-      (Loss)
                                         Shareholders    Manager    Shareholders    Interest    sive Income     Income     Total
                                         ------------    -------    ------------    --------    -----------     ------     -----
Balance at January 1, 2002                 $25,522        $1,069      $511,456       $(103)                    $(2,696)   $535,248
Comprehensive income:
Net income                                     852         1,265        16,707          --       $ 18,824           --      18,824
                                                                                                 --------
Other comprehensive gain (loss):
  Net unrealized loss on                                                                           (2,152)
   interest rate derivatives
  Net unrealized gain on revenue bonds:
  Unrealized holding gain arising                                                                  29,022
   during the period
  Less:  Reclassification adjustment for
   net gain included in net income                                                                 (3,757)
                                                                                                 --------
Other comprehensive gain                                                                           23,113       23,113      23,113
                                                                                                 --------
Comprehensive income                                                                             $ 41,937
                                                                                                 ========
Issuance of common shares                        --           --        92,617          --                          --      92,617
Distributions                                  (584)      (1,088)      (12,757)         --                          --     (14,429)
                                            -------       ------      --------       -----                     -------    --------

Balance at March 31, 2002                   $25,790       $1,246      $608,023       $(103)                    $20,417    $655,373
                                            =======       ======      ========       =====                     =======    ========


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                -----------------------
                                                                   Three Months Ended
                                                                        March 31,
                                                                -----------------------
                                                                  2002           2001
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 18,824       $  8,536
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Gain on repayment of revenue bonds                             (3,757)          (102)
   Other amortization                                                239            200
   Amortization of other intangible assets                           118            121
   Amortization of bond selection costs                              599            417
   Accretion of deferred income and purchase
      accounting adjustment                                          (39)          (109)
   Income allocated to preferred shareholders
      of subsidiary                                                3,764          2,962
   Equity in earnings of ARCap, in excess of
      distributions received                                         (97)            --
   Income on interest rate cap                                      (216)            --
   Changes in operating assets and liabilities:
      Interest receivable                                           (388)           133
      Other assets                                                   (61)           151
      Decrease in cash & cash equivalents-restricted                 141             --
      Accounts payable, accrued expenses and
         other liabilities                                         1,121             23
      Increase in reserve for possible DUS losses                     54             --
      Deferred tax liability                                         181             --
      Due to Manager and
         affiliates                                                   49            203
                                                                --------       --------
Net cash provided by operating activities                         20,532         12,535
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of revenue bonds                       75,650         12,820
   Periodic principal payments of revenue bonds                      968            331
   Purchase of revenue bonds                                     (28,375)       (11,000)
   Increase in deferred bond selection costs                        (859)          (345)
   Net purchase of temporary investments                         (88,570)        (1,000)
   Increase in other deferred costs                                                  --
   Decrease in guaranteed investment contracts                        47             --
   Increase in due to FNMA                                           (47)            --
   Increase in mortgage servicing rights                            (768)            --
   Increase in minority interest in subsidiary                       302             --
   Increase in goodwill                                              (27)            --
   Increase in mortgage receivable                               (17,551)            --
   Loans made to properties                                         (862)          (550)
   Principal payments received from loans made to
      properties                                                     809             49
                                                                --------       --------
Net cash (used in) provided by investing activities              (59,283)           305
                                                                --------       --------


                                    Continued

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 ----------------------
                                                                    Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                  2002           2001
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issuance                                          92,587             --
   Distributions paid to the Manager and Common
      shareholders                                               (11,476)        (7,043)
   Distributions paid to preferred shareholders
      of subsidiary                                               (3,693)        (2,962)
   Distributions paid to Convertible CRA
      shareholders                                                  (565)          (558)
   Principal repayments of secured borrowings                    (15,603)        (8,518)
   Increase in notes payable - PWF warehouse                      17,551             --
   Increase in deferred costs relating to the
      Private Label Tender Option Program                            (35)           (50)
   Increase in deferred costs relating to
      the issuance of preferred stock of subsidiary                                  --
   Increase in other deferred costs                                 (218)            --
   Increase in costs of Convertible CRA Shares                        --            (66)
                                                                --------       --------
Net cash provided by (used in) financing activities               78,548        (19,197)
                                                                --------       --------
Net increase (decrease) in cash and
   cash equivalents                                               39,797         (6,357)
Cash and cash equivalents at the
   beginning of the period                                       105,364         36,116
                                                                --------       --------
Cash and cash equivalents at the
   end of the period                                            $145,161       $ 29,759
                                                                ========       ========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                $  2,502       $  1,187
                                                                ========       ========


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 1 - GENERAL

Charter Municipal Mortgage Acceptance Company ("Charter Mac") is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties").

Charter Mac is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. Charter Mac, through a wholly-owned subsidiary, has engaged Related Charter L.P. (the "Manager"), an affiliate of Related, to manage its day-to-day affairs.

The consolidated financial statements include the accounts of Charter Mac and five majority owned subsidiary business trusts which it controls: CharterMac Corporation, CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I. CharterMac Corporation owns 80% of PW Funding Inc. ("PWF"), which is also included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

The consolidated financial statements of the Company are prepared using the accrual method of accounting in conformity with GAAP, which requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's investments in Revenue Bonds, originated servicing rights and interest rate swaps.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management believes the implementation of SFAS No. 143 will not have a material impact on the Company's financial statements.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

In August of 2001, SFAS No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's financial statements.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2 - REVENUE BONDS

The Company accounts for its investments in Revenue Bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, the Revenue Bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income (loss).

The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the three months ended March 31, 2002 and 2001 were 8.02% and 7.34%, respectively, based on weighted average face amounts of approximately $1,142,812,000 and $890,036,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at March 31, 2002 and December 31, 2001 was $1,099,731,932 and $1,137,453,098,
respectively. The net unrealized gain on Revenue Bonds in the amount of $22,569,069 at March 31, 2002 consisted of gross unrealized gains and losses of $36,000,954 and $13,431,885, respectively. The net unrealized gain on Revenue Bonds of $261,902 at December 31, 2001 consisted of gross unrealized gains and losses of $20,202,713 and $19,940,811, respectively.

2002 TRANSACTIONS

The following table provides information regarding the Company's acquisitions during the first quarter.

                                                                                        Weighted         Weighted
                                                                                         Average          Average
                                                                      Aggregate       Construction       Permanent
                                                   Face Amount      Purchase Price    Interest Rate    Interest Rate
----------------------------------------------- ------------------ ----------------- ---------------- ----------------
Non-participating Revenue Bonds
   Construction/rehabilitation properties           $28,375,000       $28,945,000           7.683%           7.287%

During the first quarter of 2002, seven Revenue Bonds were repaid. The Revenue Bonds had a face amount of $78,800,000, and a carrying value of $79,014,000. The Company recognized a gain on these transactions of approximately $3.8 million.

Additionally, one note was repaid at par in the amount of $6.6 million.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 3 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                                March 31,      December 31,
                                                                  2002            2001
                                                               -----------    ------------
Deferred bond selection costs                                   $25,027,503    $25,355,551
Deferred costs relating to the Private Label
Tender Option Program                                             6,823,197      6,788,462
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                            8,376,806      8,376,806
Deferred financing costs PWF acquisition and
  warehouse debt                                                    766,885        332,285
                                                                -----------    -----------
                                                                 40,994,391     40,853,104

Less: Accumulated amortization                                   (9,364,343)    (9,056,690)
                                                                -----------    -----------

                                                                $31,630,048    $31,796,414
                                                                ===========    ===========

NOTE 4 - GOODWILL AND OTHER ASSETS

The Company has adopted SFAS 141 on July 1, 2001 and SFAS 142, effective January 1, 2002. The Company has determined that the amounts previously capitalized as goodwill relating to the initial formation of the Company and to the merger of ATEBT meet the criteria in SFAS 141 for recognition as intangible assets apart from goodwill, and accordingly will continue to be amortized over their remaining useful lives, subject to impairment testing. The following table provides further information regarding these intangible assets:

                                                    Initial Formation      ATEBT Merger           Total
                                                   -------------------    --------------      -------------
Balance at March 31, 2002                               $3,106,841          $1,319,360           $4,426,201
Accumulated Amortization                                (1,207,743)           (181,771)          (1,389,514)
                                                        ----------          ----------           ----------
Net balance at March 31, 2002                           $1,899,098          $1,137,589           $3,036,687
                                                        ==========          ==========           ==========
Amortization Expense for 3 months ended
March 31, 2002                                          $   85,119          $   32,532           $  117,651
                                                        ==========          ==========           ==========
Estimated amortization expense per year for next
five years                                              $  345,205          $  131,936           $  477,141
                                                        ==========          ==========           ==========

The amortization is included as an offset to Revenue Bond interest.

The amount indicated as goodwill in the accompanying financial statements is related to the acquisition, on December 2001, of PW Funding Inc. This amount represents goodwill under SFAS 142, and therefore, is not being amortized. The increase in goodwill represents an adjustment to the purchade price at PWF.

The Company is in the process of determining the value of PWF's licenses with Fannie Mae and Freddie Mac. Once determined, these items will be reclassified as intangible assets separate from goodwill, however, since the licenses have unlimited lives, the resulting intangible assets will not be amortized.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 5 - RELATED PARTIES

Pursuant to the Management Agreement and other servicing agreements with subsidiaries, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) certain fees for its ongoing management and operations of the Company:

  Fees/Compensation                      Amount
  -----------------                      ------
I.    Bond selection fee                 2% of the face amount of each asset invested in or acquired by the
                                         Company

II.   Special                            0.375% per annum of the total invested assets of the Company distribution/Investment
      Management fee

III.  Loan servicing fee                 0.25% per annum of the outstanding face amount of Revenue Bonds or other investments owned by the Company
IV.   Liquidation fee                    1.5% of the gross sales price of assets sold by the Company
V.    Operating expense                  For direct expenses incurred by the Manager or CM Corp., in an amount
      Reimbursements                     not to exceed $556,331 per annum
                                         (subject to increases based on
                                         increases in the Company's assets and
                                         to annual increases based upon
                                         increases in the Consumer Price index)

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                             ---------------------------
                                                                                 2002            2001
                                                                             ---------------------------
Bond selection fees                                                          $   567,500      $  190,000
Expense reimbursement                                                            309,302         165,369
Bond servicing fees                                                              766,288         541,886
Special distribution                                                           1,087,516         827,652
                                                                             -----------      ----------
                                                                             $ 2,730,606      $1,724,907
                                                                             ===========      ==========

NOTE 6 - EARNINGS PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to common and convertible CRA shareholders ("shareholders") by the weighted average number of common and convertible CRA shares outstanding during the

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

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

                                                              Three Months Ended March 31, 2002
                                                         --------------------------------------------
                                                            Income           Shares         Per Share
                                                          Numerator       Denominator*        Amount
                                                          ---------       -----------       ---------
Net income allocable to shareholders
   (Basic EPS)                                           $ 17,558,581      38,781,464       $     .45
                                                                                            =========
   Effect of dilutive securities
      228,262 stock options                                      --            64,521
                                                         ------------      ----------
Diluted net income allocable to share-
   holders (Diluted EPS)                                 $ 17,558,581      38,845,985       $     .45
                                                         ============      ==========       =========

                                                              Three Months Ended March 31, 2001
                                                         -------------------------------------------
                                                            Income           Shares        Per Share
                                                          Numerator       Denominator*       Amount
                                                          ---------       -----------      ---------
Net income allocable to shareholders
   (Basic EPS)                                           $  7,631,470      25,289,651      $     .30
                                                                                           =========
   Effect of dilutive securities
      297,830 stock options                                        --          60,663
                                                         ------------    ------------
Diluted net income allocable to share-
   holders (Diluted EPS)                                 $  7,631,470      25,350,314      $     .30
                                                         ============    ============      =========

*Includes common and Convertible CRA Shares

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

The Company, through PWF, originates and services multifamily mortgage loans for Fannie Mae, Freddie Mac and FHA. Under the Fannie Mae DUS program, the Company oversees responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formula. The Company maintains a loan loss allowance, which was approximately $3.8 million at March 31, 2002, for loans originated under this program which management believes is adequate to provide for estimated losses.

The Company has entered into a credit enhancement transaction with Merrill Lynch ("MLCS") Capital Services pursuant to which the Company receives a fee for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans. The Related Companies, L.P. has provided the Company with an indemnity covering 50% of any losses incurred by the Company. The Company monitors the portfolio on an ongoing basis and at March 31, 2002, does not anticipate any losses to be incurred.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

Fees for the first quarter, included in other income, were approximately
$315,000.

NOTE 8 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The Company's Revenue Bonds generally bear fixed rates of interest income, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly, thus the Company is exposed to interest rate risks.

In 2001, the Company entered into two interest rate swaps in order to reduce the Company's growing exposure to increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million.

The average BMA rate for the quarter ended March 31, 2002 and the year ended December 31, 2001 was 1.27% and 2.61%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company adopted statement of Financial Accounting Standards No. 133, as amended on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, the Company has a strategy to reduce its interest rate risk through the use of interest rate swaps. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during the first quarter of 2002, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At March 31, 2002, the combined fair market value of the two interest rate swaps was a liability of $2,151,832, included in interest rate derivatives on the consolidated balance sheet. Interest paid or payable under the terms of the swaps, of $864,549, is included in interest expense.

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a $30 million amount. The Company has not designated this interest rate cap as a hedging instrument. At March 31, 2002, the fair market value of this interest rate cap was an asset of $215,500, included in interest rate derivatives on the consolidated balance sheet.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

Because the Company has not designated this derivative as a hedge, the change in market value flows through the Consolidated Statement of Income, where it is included in other income, also in the amount of $215,500.

NOTE 9 - BUSINESS SEGMENTS

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

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Segment reporting is applicable beginning with the year ended December 31, 2001; prior to the year ended December 31, 2001 all of the Company's operations were attributable to the investing segment.

The following table provides more information regarding the Company's segments:

                         The Months Ended March 31, 2002
                       -----------------------------------
                             (Dollars in thousands)
                             ----------------------
                       Investing     Operating       Total
                       ---------     ---------       -----
Revenues               $   24,490   $    4,860     $    29,350
Net Income             $   17,614   $    1,210     $    18,824
Identifiable Assets    $1,416,220   $  128,740     $ 1,544,960

NOTE 10 - SUBSEQUENT EVENTS

On April 4, 2002, the Company acquired a tax-exempt new construction Revenue Bond, and a taxable Revenue Bond in the face amounts of $16,000,000 and $500,000, secured by a 336-unit affordable multifamily apartment complex located in Columbus, GA, known as Johnston Mill Apartments. The stated interest rate on this Revenue Bond is 6.90% during the first 12 months and 6.95% thereafter. The bond matures March 1, 2042, however the obligor may prepay the bond without penalty beginning on November 1, 2017. The interest rate on the taxable revenue bond is 8%.

On April 19, 2002, the Company acquired a tax-exempt new construction Revenue Bond and a taxable Revenue Bond in the face amount of $8,255,000 and $375,000, respectively, secured by a 250-unit affordable multifamily apartment complex located in Hollywood, FL., to be known as Meridian Apartments. The tax-exempt Revenue Bond bears interest at 7.5% during the construction period and 7.0% thereafter and matures on April 1, 2044. The taxable Revenue Bond bears interest at an annual rate of 8.75% and matures on July 1, 2018. Each bond may be prepaid without penalty beginning on December 1, 2013.

On April 30, 2002, the Company acquired a tax-exempt new construction Revenue Bond in the face amount of $5,358,800 secured by a 250-unit affordable multifamily property in West Sacramento, CA, to be known as Bryte Gardens. The stated annual interest rate on this Revenue Bond is 7.0% during construction and 7.0% thereafter. The bond matures March 1, 2039, however, it may be prepaid without penalty beginning on May 1, 2018.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

On May 2, 2002, the Company acquired a tax-exempt new construction Revenue Bond in the face amount of $5,270,000 secured by a 100-unit affordable multifamily property in St. Louis, MO, to be known as Stonebridge Townhomes. The stated annual interest rate on this Revenue Bond is 7.0% during construction and 7.0% thereafter. The bond matures October 1, 2038, however, it may be prepaid without penalty beginning on October 1, 2018.

On May 13, 2002, the Company acquired a tax-exempt new construction Revenue Bond, and a taxable Revenue Bond in the face amounts of $12,725,000 and $1,200,000, secured by a 324-unit affordable multifamily apartment complex located in Savannah, GA, known as Oaks at Brandlewood. The stated interest rate on this Revenue Bond is 7.0%. The bond matures May 1, 2042, however the obligor may prepay the bond without penalty beginning on June 1, 2019. The interest rate on the taxable revenue bond, which matures March 1, 2017 is 8.75%.

On May 14, 2002, the Company acquired two tax-exempt Revenue Bonds in the face amounts of $8,320,500 and $231,500, both secured by a 130-unit multi-family affordable housing apartment complex located in Lansing, KS, to be known as Lansing Heights. The bonds mature in March 1, 2045 and December 1, 2010, respectively and both have a stated interest rate of 6.8%.

On May 15, 2002, the Company acquired a tax-exempt new construction Revenue Bond, and a taxable Revenue Bond in the face amounts of $15,000,000 and $125,000, secured by a 276-unit affordable multi-family apartment complex located in Houston, TX, known as The Clearwood Villas Apartments. The stated interest rate on this tax-exempt Revenue Bond is 7.0%. The bond matures
May 1, 2042, however the obligor may prepay the bond without penalty beginning on April 1, 2019. The interest rate on the taxable revenue bond is 9.0%.

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

In order to generate tax-exempt income to pass through to the Company's shareholders and, as a result, enhance the value of the Company's Common Shares, the Company primarily invests in or acquires tax-exempt bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The traditional methods of financing affordable housing with tax-exempt Revenue Bonds are complex and time consuming, and involve the participation of many intermediaries. Through the Manager, the process has been streamlined with the "Direct Purchase Program." The Company's Direct Purchase Program removes all intermediaries from the financing process (except the governmental issuer of the Revenue Bond) and enables developers to deal directly with one source. Because the Company purchases its Revenue Bonds directly from the governmental issuer, the need for underwriters and their counsel, rating agencies and costly documentation is eliminated. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more. In dealing directly with the Company, developers feel more certain about the terms and timing of their financing. The Company believes the savings in time and up-front costs and the certainty of execution that the Direct Purchase Program offers to developers allows us to receive above-market rates of interest on the Company's Revenue Bonds.

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

On January 14, 2002, the Company announced that its Board of Trustees had formed a special committee to explore strategic alternatives for the Company's future management structure, including internalization of management, and ways to further diversify the Company's revenue sources. The special committee consists of the independent members of the Board of Trustees, Peter T. Allen, Arthur P. Fisch and Charles L. Edson. On April 17, 2002, the special committee retained Dresdner Kleinwort Wasserstein as their financial advisor.

Liquidity and Capital Resources
-------------------------------

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company has primarily used two sources of capital: collateralized debt securitization and equity offerings. To date, the primary sources of long-term liquidity have come from the Company's Private Label Tender Option Program (TOP), common equity offerings and preferred equity offerings by the Company or a subsidiary.

During the three months ended March 31, 2002 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $39.8 million. The increase was primar-ily due to cash provided by operating activities ($20.5 million) issuance of common shares ($92.6 million) and proceeds from the repayment of seven Revenue Bonds and one Note ($75.7 million) less funds used to purchase four Revenue Bonds ($28.4 million), a loan made to two properties ($900,000) purchase of temporary investments ($88.6 million), principal payments on secured borrowings ($15.6 million), and distributions to common, convertible CRA and preferred shareholders ($15.7 million).

In April and May 2002, distributions declared in March 2002 were paid to preferred shareholders of subsidiary Series A, A-1, A-2, B and B-1 in the amounts of $1,490,625 ($33,125 per preferred share), $426,000 ($8,875 per preferred share), $488,250 ($7,875 per preferred share), $1,045,000 ($9,500 per preferred share), and $314,500 ($8,500 per preferred share), respectively. Also paid were distributions of $13,340,885 ($.31 per share) to holders of common and convertible CRA shares. All distributions were paid from cash flow from operations for the quarter ended March 31, 2002.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Acquisitions
------------
During the period January 1, 2002 through May 15, 2002 the Company acquired sixteen Revenue Bonds for an aggregate purchase price of approximately $101,736,000, not including bond selection fees and expenses of approximately $2,035,000.

Results of Operations
---------------------

For the three months ended March 31, 2002 as compared to 2001, total revenues, total expenses and net income increased due to the net result of the acquisition of 45 Revenue Bonds during 2002 and 2001, and the repayment of seven Revenue Bonds and one Note. Total revenues and expenses and net income also increased due to the December 2001 acquisition of PWF.

Interest income from Revenue Bonds increased approximately $6,579,000 for the three months ended March 31, 2002 as compared to 2001. This increase was primarily due to an increase in interest income of approximately $5,843,000 on new Revenue Bonds acquired during 2001 and 2002.

Total revenues for the three months ended March 31, 2002, increased by approximately $12,493,000 including the increases in interest income from Revenue Bonds noted above, $547,000 equity interest in the income of ARCap, approximately $4,860,000 from PWF, and $315,000 in fees related to the credit enhancement deal.

Interest expense and recurring fees increased approximately $577,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to increased secured borrowings, a higher outstanding balance of the TOP during 2002, and interest accrued under the terms of the interest rate swaps.

Bond servicing fees increased approximately $224,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to new acquisitions and the corresponding increase in the Revenue Bond portfolio serviced.

General and administrative expenses increased approximately $4,857,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to the addition of PWF's expenses.

The provision for possible DUS losses of $326,000 for the period ended March 31, 2002, is related to PWF's DUS line of business.

Minority interest expenses of approximately $302,000 represents PWF's continued 20% ownership.

Amortization increased approximately $2,041,000 for the three months ended March 31, 2002 primarily due to amortization of mortgage servicing rights at PWF.

Income allocated to preferred shareholders of subsidiary for the three months ended March 31, 2002 increased approximately $802,000, related to the preferred offerings consummated on June 29, 1999, July 21, 2000, and October 9, 2001.

During the three months ended March 31, 2002, the Company recorded a provision for income taxes of approximately $181,000, related to the activity at PWF and CM Corp.

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

Subsequent to December 31, 2001, with respect to the portion of the Company's floating rate financing programs which are not hedged, a change in BMA rate would result in increased or decreased payments under the financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $376 million outstanding under these financing programs at March 31, 2002, the Company estimates that an increase of 1.0% in the BMA rate would decrease annual net income by approximately $3,760,000. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount describe above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the Revenue Bonds.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, management did not engage in any of these hedging strategies. However, beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50.0 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100.0 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in case the BMA Municipal Swap Index rises. For the quarter ended March 31, 2002, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 2.24% and 2.31%, respectively.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its March 31, 2002 value of $1,122,301,000 to approximately $993,136,000. A 1%
decline in interest rates would increase the value of the March 31, 2002 portfolio to approximately $1,078,234,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         On May 15, 2002, Michael Wirth will resign his position as Chief financial Officer of the Company in order to pursue other endeavors. The Company has begun a search for a new CFO and anticipate that the position will be filled within 90 days. In the interim, Alan Hirmes, the Executive Vice President of the Company, will function as the CFO.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

         (b)   Reports on Form 8-K

               Current report on form 8-K relating to the acquisition of PW Funding Inc., dated December 26, 2001 and filed January 7, 2002.

               Current report on form 8-K relating to the formation of a special committee of the board of trustees to evaluate the Company's management structure, dated and filed January 14, 2002.

               Current report on form 8-K relating to a press release issued by the Related Capital Company, dated and filed January 25, 2002.

               Current report on form 8-K relating to a press release issued by the Company announcing the Company's activity for the year ended December 31, 2001, dated and filed January 29, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)

Date:  May 15, 2001                 By:   /s/ Stuart J. Boesky
                                        -----------------------------
                                          Stuart J. Boesky
                                          Managing Trustee, President
                                          and Chief Executive Officer




Date:  May 15, 2001                 By:   /s/ Michael I. Wirth
                                        -----------------------------
                                          Michael I. Wirth
                                          Chief Financial Officer and Chief
                                          Accounting Officer