Form 10-Q
period 2002-06-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2002-08-15
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



                Delaware                                        13-3949418
--------------------------------------                       -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                             10022
--------------------------------------                           -----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               ------      -------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     ============ ============
                                                       June 30,   December 31,
                                                         2002         2001
                                                     ------------ ------------
                                                     (Unaudited)
ASSETS
Revenue Bonds-at fair value                            $1,286,108   $1,137,715
Investment in ARCap                                        19,055       18,950
Guaranteed investment contracts                            23,412       18,406
Mortgage servicing rights - net                            35,708       33,708
Cash and cash equivalents                                 128,899      105,364
Cash and cash equivalents-restricted                        4,837        4,670
Interest receivable, net                                    7,964        6,458
Promissory notes and mortgages receivable                  46,475       45,022
Deferred costs, net                                        36,905       31,796
Goodwill                                                    1,203        9,842
Other intangible assets, net                               11,557        3,154
Other assets                                                3,164        3,104
                                                       ----------  -----------
Total assets                                           $1,605,287   $1,418,189
                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                              $  529,035   $  541,796
   Notes payable                                           64,873       56,586
   Interest rate derivatives                                4,005        2,958
   Accounts payable, accrued expenses and other
   liabilities                                              9,470       13,820
   Due to Manager and affiliates                            2,530        2,266
   Due to FNMA                                             23,412       18,406
   Distributions payable to preferred shareholders
     of subsidiary                                          4,052        3,693
   Deferred tax liability                                  11,415       10,251
   Distributions payable to Convertible CRA Shareholders      693          565
   Distributions payable to common shareholders            12,759       10,448
                                                       ----------  -----------

Total liabilities                                         662,244      660,789
                                                       ----------  -----------

Preferred shares of subsidiary (subject to mandatory
   repurchase)                                            273,500      218,500
                                                       ----------   ----------

Minority interest in consolidated subsidiary                4,403        3,652
                                                       ----------  -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners' equity - convertible CRA
     shareholders (1,882,364 shares, issued and
     outstanding in 2002 and 2001, respectively)           25,751       25,522
   Beneficial owner's equity-manager                        1,375        1,069
   Beneficial owners' equity-other common shareholders
     (100,000,000 shares authorized; 41,161,138 issued
     and 41,152,738 outstanding and 34,834,308
     shares issued and 34,825,908 outstanding in
     2002 and 2001, respectively)                         607,450      511,456
   Treasury shares of beneficial interest (8,400
   shares)                                                   (103)        (103)
   Accumulated other comprehensive income (loss)           30,667       (2,696)
                                                       ----------  -----------
Total shareholders' equity                                665,140      535,248
                                                       ----------   ----------

Total liabilities and shareholders' equity             $1,605,287   $1,418,189
                                                        =========    =========


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                    Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  ---------------------   ---------------------
                                      2002       2001        2002       2001
                                  ---------------------   ---------------------

Revenues:
   Interest income:
     Revenue bonds                $  22,025  $   16,360    $  44,945   $ 32,701
     Temporary investments              575         391          795        615
     Promissory notes                   160         233          323        490
   Equity in earnings of ARCap          563          --        1,110         --
   Mortgage banking fees              1,394          --        3,050         --
   Servicing fees                     2,009          --        3,862         --
   Other income                       1,897         507        3,888        542
                                  ---------  ----------    ---------   --------
   Total revenues                    28,623      17,491       57,973     34,348
                                  ---------  ----------    ---------   --------

Expenses:
   Interest expense                   3,014       3,890        7,005      7,304
   Recurring fees relating to the
     Private Label Tender Option
     Program                            751         570        1,478      1,134
   Bond servicing                       878         595        1,644      1,137
   General and administrative         5,953         730       11,552      1,472
   Amortization                       1,760         202        4,000        401
   Income (loss) allocated to
     minority interest                  (49)         --          253         --
   Provision for loss under FNMA
     DUS product line                   202          --          528         --
   Loss on impairment of
     revenue bonds                       --         400           --        400
                                  ---------  ----------    ---------   --------

     Total expenses                  12,509       6,387       26,460     11,848
                                  ---------  ----------    ---------   --------

Income before gain on repayment
   of revenue bonds and sale of
   loans                             16,114      11,104       31,513     22,500

Gain on sale of loans                 3,321          --        6,934         --

Gain on repayment of revenue bonds      222          --        3,979        102
                                  ---------  ----------    ---------   --------

Income before allocation to
preferred shareholders of
   subsidiary                       19,657      11,104       42,426     22,602

Income allocated to preferred
   shareholders of subsidiary       (4,053)     (2,962)      (7,817)    (5,924)
                                  ---------  ----------    ---------   --------

Income before provision for
   income taxes                     15,604       8,142       34,609     16,678
   Provision for income taxes        1,457          --        1,638         --
                                  ---------  ----------    ---------   --------
Net Income                        $ 14,147   $   8,142     $ 32,971    $16,678
                                  =========  ==========    =========   ========

Allocation of net income to:
   Special distribution to
   Manager                        $   1,240  $      866    $   2,328   $  1,694
                                  =========  ==========    =========   ========
   Manager                        $     129  $       73    $     306   $    150
                                  =========  ==========    =========   ========
   Common shareholders            $  12,234  $    6,548    $  28,941   $13,398
   Convertible CRA shareholders         544         655        1,396     1,436
                                  ---------  ----------    ---------   --------
     Total for shareholders       $  12,778  $    7,203    $  30,337   $ 14,834
                                  =========  ==========    =========   ========

Net income per share
   Basic                          $     .30  $      .24    $     .74   $    .54
                                  =========  ==========    =========   ========
   Diluted                        $     .30  $      .24    $     .74   $    .54
                                  =========  ==========    =========   ========

Weighted average shares
   outstanding :

   Basic                         43,035,102  29,607,203   40,920,033 27,460,354
                                 ==========  ==========   ========== ==========
   Diluted                       43,107,175  29,664,418   40,988,572 27,520,773
                                 ==========  ==========   ========== ==========


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                          Beneficial
                                           Owners'                   Beneficial                               Accumulated
                                           Equity -    Beneficial     Owners'       Treasury                     Other
                                         Convertible     Owner's      Equity-      Shares of                    Compre-
                                             CRA        Equity -       Other       Beneficial   Comprehensive   hensive
                                         Shareholders   Manager     Shareholders    Interest       Income     (Loss)Income   Total
                                         ------------   -------     ------------    --------       ------     ------------   -----
Balance at January 1, 2002                   $25,522      $1,069      $511,456       $(103)                    $(2,696)    $535,248
Comprehensive income:
Net income                                     1,396       2,634        28,941          --     $    32,971                   32,971
                                                                                                ----------
Other comprehensive gain (loss):
  Net unrealized loss on                                                                            (1,263)
   interest rate derivatives
  Net unrealized gain on revenue bonds:
  Net unrealized holding gain arising                                                               38,605
   during the period
  Add:  Reclassification adjustment
for net gain included in net income                                                                 (3,979)
                                                                                                ----------

Total other comprehensive gain                                                                      33,363      33,363       33,363
                                                                                                ----------
Comprehensive income                                                                           $    66,334
                                                                                                ==========
Issuance of common shares                         --          --        92,570          --                          --       92,570
Distributions                                 (1,167)     (2,328)      (25,517)         --                          --      (29,012)
                                          ----------   ---------     ---------     -------                   ---------    ---------
Balance at June 30, 2002                 $    25,751   $   1,375    $  607,450    $   (103)                 $   30,667   $  665,140
                                          ==========    ========     =========     =======                   =========    =========


          See accompanying notes to consolidated financial statements.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     ==========================
                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         2002           2001
                                                     ------------- ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $   32,971    $   16,678
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Gain on repayment of revenue bonds                      (3,979)         (137)
   Loss on impairment of revenue bonds                         --           400
   Other amortization                                         495           401
   Amortization of other intangible assets                    237           235
   Amortization of bond selection costs                     1,845         1,301
   Amortization of mortgage servicing rights                3,437            --
   Accretion of deferred income and purchase
     accounting adjustment                                    (23)          (45)
   Income allocated to preferred shareholders
     of subsidiary                                          7,817         5,923
   Equity in earnings of ARCap, in excess of
     distributions received                                  (105)           --
   Increase in mortgage servicing rights                   (5,965)           --
   Increase in provision for loss under FNMA DUS
     product line                                             528            --
   Income allocated to minority interest                      253            --
   Issuance of shares of subsidiary as compensation expense   498            --
   Changes in operating assets and liabilities:
     Interest receivable                                   (1,506)         (169)
     Other assets                                             (61)         (171)
     Increase in due to FNMA                                5,006            --
     Increase in guaranteed investment contracts           (5,006)           --
     Accounts payable, accrued expenses and
       other liabilities                                   (4,224)          413
     Deferred tax liability                                 1,165            --
     Due to Manager and
       affiliates                                             380           165
                                                     ------------- ------------
Net cash provided by operating activities                  33,763        24,994
                                                     ------------- ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of revenue bonds                86,130        21,645
   Periodic principal payments of revenue bonds             3,392           746
   Proceeds from repayment of note                          6,600             5
   Purchase of revenue bonds                             (199,013)      (87,050)
   Increase in deferred bond selection costs               (5,397)       (1,950)
   Increase in promissory notes                            (1,409)       (3,065)
   Increase in cash and cash equivalents - restricted        (167)           --
   Increase in notes receivable                            (8,287)           --
   Principal payments received from loans
     made to properties                                     1,643            99
                                                     ------------- ------------
Net cash used in investing activities                    (116,508)      (69,570)
                                                     ------------- ------------


           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       ========================
                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to the Manager and Common
     shareholders                                         (25,321)      (14,114)
   Distributions paid to preferred shareholders
     of subsidiary                                         (7,457)       (5,923)
   Distributions paid to Convertible CRA
     shareholders                                          (1,148)       (1,271)
   Proceeds from financing arrangements                    54,500        53,413
   Principal repayments of financing arrangements         (67,261)      (90,944)
   Increase in notes payable - warehouse lines              8,287            --
   Increase in deferred costs relating to the
     Private Label Tender Option Program                     (298)         (101)
   Issuance of common shares                               92,539       115,750
   Retirement of Convertible CRA Shares                        --        (8,987)
   Increase in fair value of interest rate cap               (216)           --

   Issuance of preferred stock of subsidiary               55,000            --
   Increase in deferred costs relating to
     the preferred shares offering                         (1,922)           --
   Increase in other deferred costs                          (423)           --
                                                       ----------    ----------
Net cash provided by financing activities                 106,280        47,823
                                                       ----------    ----------

Net increase in cash and cash equivalents                  23,535         3,247
Cash and cash equivalents at the
   beginning of the period                                105,364        36,116
                                                       ----------    ----------
Cash and cash equivalents at the
   end of the period                                  $   128,899   $    39,363
                                                       ==========    ==========

SUPPLEMENTAL INFORMATION:
   Interest paid                                      $     4,372   $     2,494
                                                       ==========    ==========

Reclassification of goodwill to intangible assets:

   Decrease in goodwill                               $(8,639,142)
   Increase in intangible assets                        8,639,142
                                                       ----------

                                                      $        --
                                                       ----------


          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

The Company is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. Charter Mac, through Charter Mac Corporation, a wholly-owned subsidiary, has engaged Related Charter L.P. (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. Charter Mac has also directly engaged the Manager to provide additional management services.

The consolidated financial statements include the accounts of Charter Mac and four subsidiary business trusts which it controls and/or majority owns: CM Holding Trust, Charter Mac Equity Issuer Trust, Charter Mac Origination Trust I and Charter Mac Owner Trust I, and one wholly-owned corporation, Charter Mac Corporation. Charter Mac Corporation owns 80% of PW Funding Inc. ("PWF"), which is also included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

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

The consolidated financial statements of the Company are prepared using the accrual method of accounting in conformity with GAAP, which requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's investments in Revenue Bonds, mortgage servicing rights and interest rate swaps.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


New Pronouncements
------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability or an asset retirement obligation be recorded in the period in which it is incurred. SFAS No. 143 does not become effective until January 1, 2003. Management believes the implementation of SFAS No. 143 will not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria of extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The revision of SFAS No. 4 is effective January 2003. Management believes the implementation of SFAS No. 145 will not have a material impact on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 does not become effective until January 1, 2003. Management believes the implementation of SFAS No. 146 will not have a material impact on the Company's financial statements.


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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the six months ended June 30, 2002 and 2001 were 7.71% and 7.33%, respectively, based on weighted average face amounts of approximately $1,165,370,000 and $890,132,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at June 30, 2002 and December 31, 2001 was $1,251,219,735 and $1,137,453,098, respectively.
The net unrealized gain on Revenue Bonds in the amount of $34,888,267 at June 30, 2002 consisted of gross unrealized gains and losses of $45,728,048 and $10,839,781, respectively. The net unrealized loss on Revenue Bonds of $261,902 at December 31, 2001 consisted of gross unrealized gains and losses of $20,202,713 and $19,940,811, respectively.

2002 Transactions
-----------------

The following table summarizes the Company's acquisition activity for the six months ended June 30, 2002.

                                                 Weighted    Weighted
                                    Aggregate    Average      Average    Number
                                    Purchase   Construction  Permanent     of
                       Face Amount   Price       Interest     Interest  Revenue
                                                   Rate         Rate     Bonds
--------------------------------------------------------------------------------
Non-participating      (Dollars in
Revenue Bonds           Thousands)
Construction/
  rehabilitation
  properties             $199,013   $204,410       7.35%        7.17%     30


During the six months ended June 30, 2002, nine Revenue Bonds were sold or repaid. The Revenue Bonds had an aggregate face amount of approximately $95.5 million and a carrying value of $95.9 million. Additionally, one note was repaid at par in the amount of $6.6 million.


NOTE 3 - Deferred Costs

The components of deferred costs are as follows:
                                                 (Dollars in Thousands)
                                                 June 30,   December 31,
                                                   2002         2001
                                                 --------     --------
Deferred bond selection costs                   $  28,644    $  25,356
Deferred costs relating to the Private
  Label Tender Option Program                       7,087        6,788
  Deferred costs relating to the issuance
  of preferred shares of subsidiary                10,298        8,377
Deferred financing costs PWF acquisition
   and warehouse debt                                 982          332
Other Deferred Costs                                  800           --
                                                 --------     --------
                                                   47,811       40,853

Less: Accumulated amortization                    (10,906)      (9,057)
                                                 --------     --------

                                                $  36,905    $  31,796
                                                 ========     ========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE 4 - Goodwill and Intangible Assets

The Company adopted SFAS 141 on July 1, 2001 and SFAS 142, on January 1, 2002. The Company has determined that the amounts previously capitalized as goodwill relating to the initial formation of the Company and to the merger of ATEBT meet the criteria in SFAS 141 for recognition as intangible assets apart from goodwill, and accordingly will continue to be amortized over their remaining useful lives, subject to impairment testing.

During the quarter ended June 30, 2002, PWF engaged a third party valuation firm to evaluate PWF's licenses with Fannie Mae, Freddie Mac, FHA, GNMA and various private investors. As a result of this process approximately $8.6 million has been reclassified from goodwill to intangible assets, representing the market value of PWF's licenses. These licenses have an indefinite life, and as a result are not being amortized.

The following table provides further information regarding the Company's intangible assets:


                                     (Dollars in Thousands)

                             Initial    ATEBT       PWF        Total
                            Formation   Merger    Licenses
                            ---------- ---------- ---------- ----------

Balance at June 30, 2002    $3,107     $1,320     $8,639       $13,066
Accumulated Amortization    (1,294)      (215)         -        (1,509)
                            ------     ------     ------       -------
Net balance at June 30,
  2002                      $1,813     $1,105     $8,639       $11,557
                            ======     ======     ======       =======
Amortization Expense for
  6 months ended June 30,
  2002                       $ 171      $  65      $   -        $  236
                            ======     ======     ======       =======
Estimated amortization
  expense per year for next
  five years                 $ 345      $ 132       $  -        $  477
                            ======     ======     ======       =======

The amortization is included as an offset to Revenue Bond interest.

The amount indicated as goodwill in the accompanying financial statements as of June 30,2002 is related to the acquisition, on December 31, 2001, of PW Funding Inc. This amount represents goodwill under SFAS 142, and therefore, is not being amortized.


NOTE 5 - Related Party Transactions

Pursuant to the management agreement and other servicing agreements with subsidiaries, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) certain fees for its ongoing management and operations of the Company and subsidiaries as follows:

   Fees/Compensation         Amount
   -----------------         ------
  I.  Bond selection fees    2% of the face amount of each asset  invested in or
                             acquired by the Company.

 II.  Special distributions  .375% per annum of the total invested assets of the
                             Company.

III.  Bond servicing fees    .25% per annum of the  outstanding  face  amount of
                             Revenue Bonds or other investments owned by the Company.

IV.  Liquidation fees        1.5% based on the gross  sales price of assets sold
                             by the Company.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


 V. Expense  reimbursement   in an  amount  not to  exceed  $741,932  per  annum
                             (subject to increases based on increases in the Company's assets and to annual increases based upon increases in the Consumer Price Index).

VI. Incentive share options  The  Manager   may   receive   options  to  acquire
                             additional  shares of the  Company  pursuant to the
                             incentive   share   option   plan  to  the   extent
                             distributions in any year exceed $0.9517 per common
                             share,  and  the  compensation   committee  of  the
                             Company's board of trustees determines to grant such options.

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

The term of each of Charter Mac's management agreements is one year. The term of each of Charter Mac's subsidiaries' management agreements is five years; provided that if Charter Mac's management agreement with Related Charter LP is terminated or not renewed, each of the management agreements with such subsidiaries would terminate as of such date. Each of the management agreements may be renewed, subject to evaluation of the performance of the manager by the relevant entity's board of trustees. Each management agreement may be terminated
(i) without cause by the manager, or (ii) for cause by a majority of the applicable entity's independent trustees, in each case without penalty and upon 60 days prior written notice to the non-terminating party.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the six months ended June 30, 2002 and 2001 were as follows:

                           Six Months Ended      Three Months Ended
                                 June 30,             June 30,
                        (Dollars in Thousands) (Dollars in Thousands)
                            2002       2001        2002      2001
                        ---------------------  ----------------------

Bond selection fees     $    3,980 $    1,631  $    3,412 $    1,441
Expense reimbursement          431        327         122        162
Bond servicing fees          1,644      1,137         878        595
Special distribution         2,328      1,694       1,240        866
                        ---------- ----------  ---------- ----------
                        $    8,383 $    4,789  $    5,652 $    3,064
                        ========== ==========  ========== ==========

Certain of the Revenue Bonds held by the Company have various guarantees from affiliates of the Company.

During the quarter ended June 30, 2002, River Run, a bond held by the Company was repaid. The general partner of the owner of the underlying property was comprised of affiliates of the Company. River Run was repaid at par of $7.2 million. The Company has recognized a loss of approximately $38,000 due to the write-off of unamortized acquisition costs associated with

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


River Run, included in Gain on repayment of Revenue Bonds, and received approximately $767,000 in contingent interest, included in Revenue Bond interest income.


NOTE 6 - Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to common and convertible CRA shareholders ("shareholders") by the weighted average number of common and convertible CRA shares outstanding during the period. The convertible CRA shares are included in both the basic and dilutive calculation of shares because they are entitled to the same economic benefits as common shareholders, including receipt of the same dividends per share pari passu with common shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method. Because each convertible CRA share is convertible into not more than one common share, the potential conversion would be antidilutive.

Pursuant to the Company's trust agreement and the management agreement, the Manager is entitled, pursuant to the terms of the Trust Agreement, to a special distribution equal to .375% per annum of the Company's total invested assets (which equals the face amount of the Revenue Bonds and other investments), payable quarterly. After allocation of the special distributions, the net remaining profits or losses, after a special allocation of 1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)



                                          Three Months Ended June 30, 2002                      Six Months Ended June 30, 2002
                                       --------------------------------------              ----------------------------------------
                                        Income       Shares         Per Share               Income         Shares        Per Share
                                       Numerator   Denominator       Amount                Numerator     Denominator       Amount
                                       ---------   -----------      ---------              ----------     ----------      ---------
Net income allocable to
   shareholders (Basic EPS)           $   12,778    43,035,102     $      .30              $   30,337     40,920,033     $      .74
                                                                    =========                                             =========
   Effect of dilutive securities
     228,262 stock options                     -        72,073                                      -         68,539
                                      ----------   -----------                              ---------     ---------
Diluted net income allocable to
   shareholders (Diluted EPS)         $   12,778    43,107,175     $      .30              $   30,337     40,988,572     $      .74
                                       =========   ===========      =========               =========     ==========      =========



                                          Three Months Ended June 30, 2001                      Six Months Ended June 30, 2001
                                      ---------------------------------------              ----------------------------------------
                                        Income       Shares        Per Share                 Income        Shares        Per Share
                                       Numerator   Denominator      Amount                  Numerator    Denominator       Amount
                                       ---------   -----------      ------                 ----------    -----------       ------

Net income allocable to
   shareholders (Basic EPS)            $   7,203    29,607,203     $      .24              $   14,834     27,460,354     $      .54
                                                                    =========                                             =========
   Effect of dilutive securities
     297,830 stock options                     -        57,215                                      -         60,419
                                       ---------   -----------                              ---------     ----------
Diluted net income allocable to
   shareholders (Diluted EPS)          $   7,203    29,664,418     $      .24              $   14,834     27,520,773     $      .54
                                       =========   ===========      =========               =========     ==========      =========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE 7 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a materially adverse impact on the Company's financial position, results of operations or cash flows.

The Company, through PWF, originates and services multifamily mortgage loans for Fannie Mae, Freddie Mac and FHA. Under the Fannie Mae DUS program, the Company oversees responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formula. The Company maintains a loan loss allowance, which was approximately $3.8 million at June 30, 2002, for loans originated under this program which management believes is adequate to provide for estimated losses.

The Company has entered into a credit enhancement transaction with Merrill Lynch Capital Services ("MLCS") pursuant to which the Company receives a fee for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans. The Related Companies, L.P. has provided the Company with an indemnity covering 50% of any losses incurred by the Company. The Company monitors the portfolio on an ongoing basis and at June 30, 2002, does not anticipate any losses to be incurred.

Fees related to the credit enhancement transaction for the three and six months ended June 30, 2002, included in other income, were approximately $315,000 and $627,000, respectively. Income is recognized monthly as the fees are received.


NOTE 8 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly, so the Company is exposed to interest rate risks. Various financial vehicles exist which would allow Company management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company had not engaged in any of these hedging strategies.

Subsequent to December 31, 2000, the Company entered into two interest rate swaps in order to reduce the Company's growing exposure to increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the"Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to The BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100 million.

The average BMA rate for the quarter ended June 30, 2002 and the year ended December 31, 2001 was 1.36% and 2.61%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


The Company adopted statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, the Company has a strategy to reduce its interest rate risk through the use of interest rate swaps. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during the first two quarters of 2002, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At June 30, 2002, the combined fair market value of the two interest rate swaps was a liability of approximately $4.2 million, included in interest rate derivatives on the consolidated balance sheet. Interest paid or payable under the terms of the swaps, of approximately $1.7 million, is included in interest expense.

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. The Company has not designated this interest rate cap as a hedging derivative. At June 30, 2002, the fair market value of this interest rate cap was an asset of $139,000 included in interest rate derivatives in the consolidated balance sheet. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statement of Income, where it is included in interest income, in the amounts of $215,500 and $139,000 for the three and six months ended June 30, 2002, respectively.


NOTE 9 - Shareholders' Equity

During the first quarter of 2002, the Company sold to the public 6.3 million Common Shares at a price of $15.47 per share. The net proceeds from this offering, approximately $92.5 million, have been used to fund additional investments in Revenue Bonds. The underwriters for this offering were UBS Warburg, Robertson Stephens, Legg Mason Ward Walker, Wachovia Securities, RBC Capital Markets and Hilliard Lyons, Inc.

In June 2002, a subsidiary of the Company issued 60 6.80% Series A-3 cumulative preferred shares and 50 7.2% Series B-2 subordinate cumulative preferred shares, raising net proceeds of approximately $53 million. Each of preferred shares is subject to mandatory repurchase in 2052 at a liquidation amount of $500,000 per share.


NOTE 10 - Business Segments

As a result of the December 2001 acquisition of PWF, the Company has two reportable business segments: an investing segment and an operating segment.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

The following table provides more information regarding the Company's segments:

                          Six Months Ended June 30, 2002      Three Months Ended June 30, 2002
                     -------------------------------------   ------------------------------------
                              (Dollars in thousands)               (Dollars in Thousands)
                     -------------------------------------   ------------------------------------
                       Investing   Operating     Total       Investing     Operating       Total
                     ------------ ----------  ------------   ---------    -----------     -------
Revenues             $     48,613 $    9,360  $     57,973     $24,123    $    4,500      $28,623
Net Income (loss)    $     31,958 $    1,013  $     32,971     $14,344    $     (197)     $14,147
Identifiable Assets  $  1,487,630 $  117,657  $  1,605,287


NOTE 11 - Subsequent Events

LIHTC Guarantee
---------------
On July 18, 2002, the Company entered into an agreement with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed upon internal rate of return ("IRR") for a pool of 11 multifamily properties being developed by Related Capital Guaranteed Corporate Partners II, L.P. ("RCGCP") for which the Company will receive a guarantee fee totaling approximately $5.9 million.

The transaction was structured as two separate guarantees, one primarily guaranteeing the IRR through the lease-up phase of the properties and the other guaranteeing the IRR through the operating phase of the properties. The fee for the first guarantee, in the amount of approximately $3.6 million, was paid in July 2002 at closing. The fee for the second guarantee will be paid in two installments. The first installment, in the amount of approximately $1.7 million, will be paid in October 2003, and the final installment, in the amount of approximately $566,000, will be paid in February 2004. These fees will be recognized in income on a straight line basis over the period of the respective guarantees. The total potential liability to the Company pursuant to this guarantee is approximately $ 44 million. The Company has analyzed the expected operations of the underlying properties and believes there is no risk of loss at this time.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


RCGCP is a fund sponsored by Related Capital Company ("RCC") an affiliate of the Company's Advisor. The 11 properties were financed, in part, with $125.3 million of tax-exempt and taxable debt, $70.3 million of which are revenue bonds that have been acquired by the Company.

In connection with the transaction, the Company posted $12.1 million of revenue bonds as collateral to the Primary Guarantor, which will be reduced to $1.1 million over a 12-year period as the properties reach certain operating benchmarks. In addition, the Company agreed to subordinate 25% of each of the bonds it acquired that are secured by the properties and not use the subordinated portion of such bonds as collateral in connection with any borrowings.

To mitigate risk, the Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by The Related Companies L.P. ("TRCLP"), an affiliate of RCC. As of December 31, 2001, TRCLP had a GAAP net worth of approximately $179.3 million with liquid assets of approximately $54.9 million. In addition, the developers of each of the properties have also been required to give recourse completion, stabilization and operating deficit guarantees. TRCLP has also agreed, if needed, after construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

Chief Financial Officer
-----------------------
On August 8, 2002, the Company announced that effective September 3, 2002, Stuart Rothstein will become the Chief Financial Officer and Executive Vice President of the Company. Mr. Rothstein joins the Company with approximately 11 years of professional experience, including seven years of direct experience with Spieker Properties, a San Francisco-based office REIT that was purchased by Equity Office Properties in July 2001. On September 3, 2002, Alan Hirmes will step down from the position of interim Chief Financial Officer, but will continue in his position of Executive Vice President and Director of the Company.

Convertible CRA Shares
----------------------
In July 2002, the Company issued approximately 1.4 million of its Convertible CRA Shares, at $15.43 per share, raising net proceeds of approximately $23 million. The Company intends to use the proceeds to invest in additional tax-exempt Revenue Bonds and for general corporate purposes, including reduction of the Company's indebtedness.

New Acquisitions
----------------
On August 8, 2002, the Company acquired three tax-exempt Revenue Bonds in the face amount of $2,835,000, $660,000 and $680,000, all secured by a 128-unit multi-family affordable housing apartment complex located in Fort Smith, AK, to be known as Briarwood. The bonds mature in February 1, 2039 and May 1, 2023, respectively and all have a stated interest rate of 6.25%

On August 13, 2002, the company acquired two tax-exempt Revenue Bonds in the face amount of $6,245,000 and $1,015,000, both secured by a 133-unit multi-family affordable housing apartment complex located in Pasadena, CA, to be known as Community Arms. The bonds mature in October 1, 2038 and September 1, 2014, respectively and both have a stated interest rate of 7%.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Other
-----

On August 9, 2002, the Kingsbury loan was repaid in full. The outstanding balance of the loan at June 30, 2002 was $114,500.

During July of 2002, CM Corp. made an additional payment to the original shareholders of PWF of approximately $3 million ("the True-Up payment") pursuant to the original acquisition agreement. The True-Up payment was based on i) the increase in value of servicing rights due to certain loans closing, ii) positive changes in the audited balance sheets used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, iv) forward conversions of loans previously committed, and v) a payment to one shareholder for PWF stock used to be used as employee compensation.

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

In order to generate tax-exempt income to pass through to the Company's shareholders and, as a result, enhance the value of the Company's Common Shares, the Company primarily invests in or acquires tax-exempt Revenue Bonds secured by multifamily properties. The Company believes that it can earn above market rates of interest on its Revenue Bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 50% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The traditional methods of financing affordable housing with tax-exempt Revenue Bonds are complex and time consuming, and involve the participation of many intermediaries. Through the Manager, the process has been streamlined with the "Direct Purchase Program". The Company's Direct Purchase Program removes all intermediaries from the financing process (except the governmental issuer of the Revenue Bond) and enables developers to deal directly with one source. Because the Company purchases its Revenue Bonds directly from the governmental issuer, the need for underwriters and their counsel, rating agencies and costly documentation is eliminated. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more. In dealing directly with the Company, developers feel more certain about the terms and timing of their financing. The Company believes the savings in time and up-front costs and the certainty of execution that the Direct Purchase Program offers to developers allows the Company to receive above-market rates of interest on the Company's Revenue Bonds.

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

Liquidity and Capital Resources
-------------------------------

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company has primarily used two sources of capital: collateralized debt securitization and equity offerings. To date, the primary sources of long-term liquidity has come from the Company's Private Label Tender Option Program (TOP), common equity offerings and preferred equity offerings by the Company or a subsidiary.

During the first quarter of 2002, the Company issued  6,325,000 common shares of
beneficial  interest  at  $15.47  per  share,   resulting  in  net  proceeds  of
approximately $92.5 million.

During the six months ended June 30, 2002 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $23.5 million. The increase was primarily due to cash provided by operating activities, $33.8 million, proceeds from the repayment of nine Revenue Bonds and one Note, $92.7 million, the issuance of new common shares, $92.5 million, issuance of preferred stock, $55.0 million and increased borrowings under finance arrangements, $54.5 million, less funds used to purchase Revenue Bonds, $204.4 million, , net principal payments of secured borrowings, $67.3 million and distributions to common, convertible CRA and preferred shareholders, $33.9 million.

In July and August 2002, distributions declared in June 2002 were paid to Preferred Shareholders as shown in the table below:

                                                        Liquidation
                    Distribution per      Total            Value
      Series              Share        Distribution      per share
      ------              -----        ------------      ---------
         A                $33,125       $1,490,625     $2,000,000
         A-1                8,875          426,000        500,000
         A-2                7,875          488,250        500,000
         A-3                2,550          153,000        500,000
         B                  9,500        1,045,000        500,000
         B-1                8,500          314,500        500,000
         B-2                2,700          135,000        500,000

Also paid were distributions of $13,342,358 ($.31 per share) to holders of common and convertible CRA shares. All distributions were paid from cash flow from operations.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Acquisitions
------------

During the period January 1, 2002 through June 30, 2002, the Company acquired 23 tax-exempt Revenue Bonds, seven taxable Revenue Bonds and one bridge loan with an aggregate face amount of approximately $202 million, not including bond selection fees and expenses of approximately $4 million.

Results of Operations
---------------------

For the three and six months ended June 30, 2002 as compared to 2001, total revenues, total expenses and net income increased due to the net result of the acquisition of 64 Revenue Bonds during 2002 and 2001, and the repayment of nine Revenue Bonds and one Note. Total reve-
nues and expenses and net income also increased due to the December 2001 acquisition of PWF and the CMC credit enhancement transaction.

Interest income from Revenue Bonds increased approximately $5.7 million and $12.2 million for the three and six months ended June 30, 2002 as compared to 2001. This increase was primarily due to an increase in interest income of approximately $12.5 million on new Revenue Bonds acquired during 2001 and 2002, partially off-set by the sale or repayment of Revenue Bonds of approximately $0.8 million.

Total revenues for the three and six months ended June 30, 2002, increased by approximately $11.1 million and $23.6 million, respectively, including the increases in interest income from Revenue Bonds noted above, and increases of approximately $563,000 and $1.1 million equity interest in the income of ARCap, approximately $4.9 million and $9.4 million from PWF, and $627,000 in fees related to the CMC credit enhancement transaction.

Interest expense and recurring fees decreased approximately $876,000 and $299,000 for the three and six months ended June 30, 2002, respectively, as compared to 2001, primarily due to lower interest associated primarily to the TOP refinement, partially off-set by higher interest expense on the swaps and interest associated with the PWF Acquisition loan.

Bond servicing fees increased approximately $283,000 and $507,000 for the three and six months ended June 30, 2002 as compared to 2001 primarily due to new acquisitions and the corresponding increase in the Revenue Bond portfolio serviced.

General and administrative expenses increased approximately $5.2 million and $10.1 million for the three and six months ended June 30, 2002 as compared to 2001 primarily due to the addition of PWF's expenses.

The provision for possible DUS losses of $202,000 and $528,000 for the three and six months ended June 30, 2002, is related to PWF's DUS line of business.

Minority interest expenses of approximately $253,000 represents PWF's continued 20% ownership.

Amortization increased approximately $1.6 million and $3.6 million for the three and six months ended June 30, 2002 primarily due to amortization of mortgage servicing rights at PWF.

Income allocated to preferred shareholders of subsidiary for the three and six months ended June 30, 2002 increased approximately $1.1 million and $1.9 million, respectively, due to the preferred offerings consummated on October 9, 2001 and June 4, 2002.

During the six months ended June 30, 2002, the Company recorded a provision for income taxes of approximately $1.6 million, related to the activity of PWF and CM Corp.

During the three and six months ended June 30, 2002, the Company recognized net gains of approximately $222,000 and $3.9 million, respectively, versus $102,000 for 2001, due to the number and size of Revenue Bonds repaid or sold. Additionally, the Company recognized gains on sales of loans of approximately $3.3 million and $6.9 million due to PWF's activities.

During the three months ended June 30, 2001, the Company wrote down one Revenue Bond $400,000. There was no similar item in 2002.

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


Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Prior to December 31, 2000, management did not engage in any of these hedging strategies. However, beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in the event the BMA Municipal Swap Index rises. For the quarter ended June 30, 2002, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 2.32% and 2.39%, respectively.

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in BMA rate would result in increased or decreased payments under the financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $379 million outstanding under these financing programs at June 30, 2002, the Company estimates that an increase of 1.0% in the BMA rate would decrease annual net income by approximately $3.8 million. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased interest expense without corresponding decreases in interest received on the Revenue Bonds.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt and taxable investments. Therefore, as market interest rates for tax-exempt and taxable investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt and taxable investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its June 30, 2002 value of $1,286,108,000 to approximately $1,151,964,000. A 1% decline in interest rates would increase the value of the June 30, 2002 portfolio to approximately $1,463,944,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 2.  Changes in Securities and Use of Proceeds - None.

         See  Note  9 of  the  financial  statements  regarding  the  sale  by a
subsidiary   of  the  Company  of  preferred   shares  for  gross   proceeds  of
approximately $55 million.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 2002. Such meeting was held on June 11, 2002. Charles Edson, Alan Hirmes and Thomas White were re-elected as trustees for three-year terms. The three individuals elected, and the number of votes cast for and abstaining, with respect to each of them, is as follows:

                                For         Abstain
                              ---------     -------
         Alan P. Hirmes      35,611,560    1,323,002

         The Company's Amended and Restated Trust Agreement was further amended to increase the number of authorized shares from 50,000,000 to 100,000,000. The number of votes cast for, against and abstaining is as follows:

         Charles L. Edson    36,496,473     438,090
         Thomas W. White     36,513,028     421,534

              For             Against       Abstain
         -------------        -------       -------
          35,131,998         1,326,618      475,946

Item 5.  Other Information

         On August 8, 2002, the Company announced the selection of a new Chief Financial Officer and Executive Vice President, Stuart Rothstein. Mr. Rothstein was previously CFO of Speiker Properties.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         991.Chief  Executive  Officer  certification   pursuant  to  18  U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.

         992.Chief  Financial  Officer  certification   pursuant  to  18  U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             Current report on form 8-K relating to the Company making available unauditedsupplemental data regarding its operation for the fourth quarter of 2001, dated April 10, 2002 and filed April 12, 2002.

             Current report on form 8-K relating to the Company making available unaudited supplemental data regarding its operations for the first quarter of 2002, dated and filed July 2, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                     (Registrant)




Date:  August 14, 2002               By: /s/ Stuart J. Boesky
                                         -------------------------------
                                         Stuart J. Boesky
                                         Managing Trustee, President and
                                         Chief Executive Officer




Date:  August 14, 2002               By: /s/ Alan Hirmes
                                         -------------------------------
                                         Alan Hirmes
                                         Chief Financial Officer and Chief
                                         Accounting Officer