Form 10-Q
period 2002-09-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2002-11-13
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



                Delaware                                         13-3949418
-------------------------------------------                 --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                                  10022
--------------------------------------                               -----------
   (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                          ============   ============
                                                          September 30,   December 31,
                                                              2002           2001
                                                          ------------   ------------
                                                           (Unaudited)
ASSETS
Revenue Bonds-at fair value                                $ 1,402,979    $ 1,137,715
Investment in ARCap                                             19,054         18,950
Guaranteed investment contracts                                 23,669         18,406
Mortgage servicing rights - net                                 35,665         33,708
Cash and cash equivalents                                       69,537        105,364
Cash and cash equivalents-restricted                             4,868          4,670
Interest receivable - net                                        7,649          6,458
Promissory notes and mortgages receivable                       29,330         45,022
Deferred costs - net                                            43,531         34,666
Goodwill                                                         4,186          9,842
Other intangible assets - net                                   11,437          3,154
Other assets                                                     3,167          3,104
                                                           -----------    -----------

Total assets                                               $ 1,655,072    $ 1,421,059
                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                  $   529,014    $   541,796
   Notes payable                                                46,024         56,586
   Interest rate derivatives                                     5,953          2,958
   Accounts payable, accrued expenses and
     other liabilities                                          10,302         13,820
   Deferred income                                               7,679          2,870
   Due to Manager and affiliates                                 2,658          2,266
   Due to FNMA                                                  23,669         18,406
   Distributions payable to preferred shareholders
     of subsidiary                                               4,724          3,693
   Deferred tax liability                                       10,394         10,251
   Distributions payable to convertible CRA shareholders           968            565
   Distributions payable to common shareholders                 13,171         10,448
                                                           -----------    -----------

Total liabilities                                              654,556        663,659
                                                           -----------    -----------

Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                 273,500        218,500
                                                           -----------    -----------

Minority interest in consolidated subsidiary                     4,527          3,652
                                                           -----------    -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners' equity - convertible CRA share-
     holders (3,259,297 and 1,882,364 shares, issued and
     outstanding in 2002 and 2001, respectively)                48,630         25,522
   Beneficial owner's equity-manager                             1,499          1,069
   Beneficial owners' equity-other common shareholders
     (100,000,000 shares authorized; 41,168,618 issued
     and 41,160,218 outstanding and 34,834,308
     shares issued and 34,825,908 outstanding in
     2002 and 2001, respectively)                              605,418        511,456
   Treasury shares of beneficial interest (8,400 shares)          (103)          (103)
   Accumulated other comprehensive income (loss)                67,045         (2,696)
                                                           -----------    -----------
Total shareholders' equity                                     722,489        535,248
                                                           -----------    -----------

Total liabilities and shareholders' equity                 $ 1,655,072    $ 1,421,059
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

                                                  ============================    ============================
                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
                                                  ----------------------------    ----------------------------
Revenues:
   Interest income:

     Revenue bonds                                $     22,819    $     18,819    $     67,764    $     51,520
     Temporary investments                                 303             270           1,098             886
     Promissory notes                                      166             168             489             658
   Equity in earnings of ARCap                             555              --           1,664              --
   Mortgage banking fees                                   594              --           3,644              --
   Mortgage servicing fees                               2,050              --           5,912              --
   Other income                                          2,152              50           6,040             590
                                                  ------------    ------------    ------------    ------------
   Total revenues                                       28,639          19,307          86,611          53,654
                                                  ------------    ------------    ------------    ------------

Expenses:
   Interest expense                                      3,850           3,010          11,634          10,313
   Recurring fees relating to the Private Label
     Tender Option Program                                 811             623           2,289           1,758
   Bond servicing                                          875             618           2,519           1,755
   General and administrative                            4,166             523          14,939           1,995
   Amortization                                          2,024             222           6,024             623
   Income allocated to minority interest                   124              --             377              --
   Provision for loss under FNMA
     DUS product line                                       68              --             596              --
   Loss on impairment of
     revenue bonds                                         532              --             532             400
                                                  ------------    ------------    ------------    ------------

     Total expenses                                     12,450           4,996          38,910          16,844
                                                  ------------    ------------    ------------    ------------

Income before gain on repayments
   of revenue bonds and sales of loans                  16,189          14,311          47,701          36,810

Gain on sales of loans                                   1,533              --           8,467              --

Gain on repayments of revenue bonds                         --              --           3,979             103
                                                  ------------    ------------    ------------    ------------

Income before allocation to preferred
   shareholders of subsidiary                           17,722          14,311          60,147          36,913

   Income allocated to preferred
     shareholders of subsidiary                         (4,724)         (2,962)        (12,541)         (8,885)
                                                  ------------    ------------    ------------    ------------

Income before provision (benefit) for
   income taxes                                         12,998          11,349          47,606          28,028
   (Provision) benefit for income taxes                    656              --            (983)             --
                                                  ------------    ------------    ------------    ------------
Net Income                                        $     13,654    $     11,349    $     46,623    $     28,028
                                                  ============    ============    ============    ============

Allocation of net income to:
   Special distribution to Manager                $      1,294    $        899    $      3,622    $      2,593
                                                  ============    ============    ============    ============
   Manager                                        $        124    $        104    $        430    $        255
                                                  ============    ============    ============    ============
   Common shareholders                            $     11,327    $     10,166    $     40,266    $     23,564
   Convertible CRA shareholders                            909             180           2,305           1,616
                                                  ------------    ------------    ------------    ------------
     Total for shareholders                       $     12,236    $     10,346    $     42,571    $     25,180
                                                  ============    ============    ============    ============

Net income per share
   Basic                                          $       0.28    $        .31    $       1.01    $        .86
                                                  ============    ============    ============    ============
   Diluted                                        $       0.28    $        .31    $       1.01    $        .86
                                                  ============    ============    ============    ============

Weighted average shares
   outstanding :

   Basic                                            44,209,982      32,986,483      42,030,318      29,322,639
                                                  ============    ============    ============    ============
   Diluted                                          44,282,733      33,038,075      42,099,407      29,380,465
                                                  ============    ============    ============    ============

           See accompanying notes to consolidated financial statements
                                        3

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                           Beneficial                Beneficial
                                             Owners'                   Owners'                                Accumulated
                                             Equity -  Beneficial     Equity-       Treasury                     Other
                                          Convertible    Owner's       Other       Shares of                    Compre-
                                              CRA        Equity -      Common      Beneficial  Comprehensive    hensive
                                          Shareholders   Manager    Shareholders    Interest      Income      (Loss)Income   Total
                                          ------------  --------    ------------   ----------  -------------  ------------   -----

Balance at January 1, 2002                   $25,522    $  1,069      $511,456       $(103)                   $ (2,696)    $535,248
Comprehensive income:
Net income                                     2,305       4,052        40,266                   $ 46,623                    46,623
                                                                                                 --------
Other comprehensive gain (loss):
  Net unrealized loss on                                                                           (3,095)
   interest rate derivatives
  Net unrealized gain on revenue bonds:
  Unrealized holding gain arising                                                                  76,815
   during the period
  Less:Reclassification adjustment for                                                             (3,979)
   net gain included in net income                                                               --------

Other comprehensive gain:                                                                          69,741      69,741        69,741
                                                                                                 --------
Comprehensive income                                                                             $116,364
                                                                                                 ========
Issuance of convertible CRA shares            22,938                                                                         22,938
Issuance of common shares                                               92,383                                               92,383
Distributions                                 (2,135)     (3,622)      (38,687)                                             (44,444)
                                             -------    --------      --------       -----                    --------     --------

Balance at September 30, 2002                $48,630    $  1,499      $605,418       $(103)                   $ 67,045     $722,489
                                             =======    ========      ========       =====                    ========     ========

           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                ======================
                                                                   Nine Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                  2002          2001
                                                                ---------    ---------
Cash flows from operating activities:
   Net income                                                   $  46,623    $  28,028
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Gain on repayment of revenue bonds                              (3,979)        (103)
   Loss on impairment of revenue bonds                                532          400
   Other amortization                                                 823          623
   Amortization of other intangible assets                            357          355
   Amortization of bond selection costs                             1,354        2,031
   Amortization of mortgage servicing rights                        4,944           --
   Accretion of deferred income and purchase
     accounting adjustment                                             (8)         (93)
   Income allocated to preferred shareholders
     of subsidiary                                                 12,541        8,885
   Equity in earnings of ARCap in excess of
     distributions received                                          (104)          --
   Increase in mortgage servicing rights                           (7,498)          --
   Increase in provision for loss under FNMA DUS product line         596           --
   Income allocated to minority interest                              377           --
   Issuance of shares of subsidiary - compensation expense            498           --
   Changes in operating assets and liabilities:
     Interest receivable                                           (1,191)      (2,258)
     Other assets                                                     (64)        (263)
     Increase in goodwill                                          (2,983)          --
     Increase in due to FNMA                                        5,263           --
     Increase in guaranteed investment contracts                   (5,263)          --
     Increase in deferred income                                    4,809           --
     Accounts payable, accrued expenses and
       other liabilities                                           (3,489)         677
     Deferred tax liability                                           143           --
     Due to Manager and affiliates                                    156          316
                                                                ---------    ---------
Net cash provided by operating activities                          54,437       38,598
                                                                ---------    ---------

Cash flows from investing activities:
   Proceeds from repayment of revenue bonds                        86,130       21,611
   Periodic principal payments of revenue bonds                     4,179        1,092
   Proceeds from repayment of note                                  6,600            5
   Purchase of revenue bonds                                     (279,018)    (123,487)
   Increase in deferred bond selection costs                       (6,629)      (3,365)
   Increase in promissory notes                                    (3,409)      (5,565)
   Increase in cash and cash equivalents - restricted                (198)          --
   Decrease in notes receivable                                    10,562           --
   Principal payments received from loans
     made to properties                                             1,939          151
                                                                ---------    ---------
Net cash used in investing activities                            (179,844)    (109,558)
                                                                ---------    ---------

                                    Continued
                                        5

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            =========================
                                                                Nine Months Ended
                                                                  September 30,
                                                            -------------------------
                                                               2002           2001
                                                            ------------   ----------
Cash flows from financing activities:
   Distributions paid to the Manager and Common
     shareholders                                               (39,319)     (23,527)
   Distributions paid to preferred shareholders
     of subsidiary                                              (11,510)      (8,885)
   Distributions paid to Convertible CRA
     shareholders                                                (1,732)      (1,788)
   Proceeds from financing arrangements                          54,500      171,500
   Principal repayments of financing arrangements               (67,282)     (96,767)
   Decrease in notes payable - warehouse lines                  (10,562)          --
   Increase in deferred costs relating to the
     Private Label Tender Option Program                           (636)        (568)
   Issuance of common shares                                     92,353      116,331
   Issuance of convertible preferred shares of subsidiary        22,938           --
   Retirement of Convertible CRA Shares                              --       (8,987)
   Increase in fair value of interest rate cap                     (100)          --
   Issuance of preferred stock of subsidiary                     55,000           --
   Increase in deferred costs relating to
     the preferred shares offering                               (2,068)          --
   Increase in other deferred costs                              (2,002)          --
                                                            -----------    ---------
Net cash provided by financing activities                        89,580      147,309
                                                            -----------    ---------

Net (decrease) increase in cash and cash equivalents            (35,827)      76,349
Cash and cash equivalents at the
   beginning of the period                                      105,364       36,116
                                                            -----------    ---------
Cash and cash equivalents at the
   end of the period                                        $    69,537    $ 112,465
                                                            ===========    =========

Supplemental information:
   Interest paid                                            $    10,247    $  10,302
                                                            ===========    =========
   Taxes paid                                               $       582
                                                            ===========

Reclassification of goodwill to intangible assets:

   Decrease in goodwill                                     $    (8,639)
   Increase in intangible assets                                  8,639
                                                            -----------

                                                            $        --
                                                            -----------

           See accompanying notes to consolidated financial statements
                                        6

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


NOTE 1 - General

Charter Municipal Mortgage Acceptance Company ("CharterMac"), along with its consolidated subsidiaries (the "Company"), is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multi-family housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties").

The Company is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm. CharterMac, through CharterMac Corporation, a wholly-owned subsidiary, has engaged Related Charter L.P. (the "Manager"), an affiliate of Related, to manage its day-to-day affairs. CharterMac has also directly engaged the Manager to provide additional management services.

The consolidated financial statements include the accounts of CharterMac and four subsidiary business trusts which it controls: CM Holding Trust, CharterMac Equity Issuer Trust, CharterMac Origination Trust I and CharterMac Owner Trust I, and one wholly-owned corporation, CharterMac Corporation. CharterMac Corporation owns 80% of PW Funding Inc. ("PWF"), which is also included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

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

The consolidated financial statements of the Company are prepared using the accrual method of accounting in conformity with GAAP, which requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's investments in Revenue Bonds, mortgage servicing rights and interest rate derivatives.

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

New Pronouncements
------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements (see Note 4).

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability or an asset retirement obligation be recorded in the period in which it is incurred. SFAS No. 143 does not become effective until January 1, 2003. Management believes the implementation of SFAS No. 143 will not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria of extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The revision of SFAS No. 4 is effective January 2003. Management believes the implementation of SFAS No. 145 will not have a material impact on the Company's financial statements.

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

The weighted average interest rate on the outstanding face amount of the Revenue Bond portfolio, for both the nine months ended September 30, 2002 and 2001, was 7.35% based on face amounts of approximately $1,341,178,000 and $994,771,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at September 30, 2002 and December 31, 2001 was $1,329,880,638 and $1,137,453,098,
respectively. The net unrealized gain on Revenue Bonds in the amount of $73,098,362 at September 30, 2002 consisted of gross unrealized gains and losses of $79,335,084 and $6,236,722, respectively. The net unrealized loss on Revenue Bonds of $261,902 at December 31, 2001 consisted of gross unrealized gains and losses of $20,202,713 and $19,940,811, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


2002 Transactions
-----------------

The following table summarizes the Company's acquisition activity for the nine months ended September 30, 2002.

                                                          Weighted       Weighted
                                            Aggregate      Average        Average      Number of
                                            Purchase    Construction     Permanent      Revenue
                             Face Amount      Price    Interest Rate   Interest Rate     Bonds
---------------------------------------------------------------------------------------------
Non-participating Revenue   (Dollars in
Bonds                        Thousands)

Stabilized properties         $ 8,000        $ 8,160        N/A             7.11%           3
Construction/rehabilitation
  properties                  271,018        276,595       7.23%            7.08%          43


During the nine months ended September 30, 2002, nine Revenue Bonds were sold or repaid. These Revenue Bonds had an aggregate face amount of approximately $95.5 million and a carrying value of $95.9 million. Additionally, two notes were repaid at par in the amount of $7.1 million.

During the three months ended September 30, 2002, the Company took an additional write down of approximately $532,000, on the Lexington Trails Revenue Bond. This Revenue Bond initially became impaired in the second quarter of 2001, at which time the Company took a write down of $400,000. Subsequently, the Company caused the trustee, for the benefit of the Company, to foreclose on the underlying property. Since the date of the foreclosure, the Company has attempted to find a buyer for the underlying property. Management believes it is likely that in connection with a sale of the underlying property, the terms of this Revenue Bond may need to be modified. The Company has therefore decided to write down the carrying value to the face amount of the bond of $4.9 million.


NOTE 3 - Deferred Costs

The components of deferred costs are as follows:

                                                        (Dollars in Thousands)
                                                     September 30,   December 31,
                                                         2002            2001
                                                     ------------    -----------
Deferred bond selection costs                            $ 30,964      $ 25,120
Deferred costs relating to the Private Label
Tender Option Program                                       7,424         6,788
Deferred costs relating to the issuance of preferred
   shares of subsidiary                                    10,445         8,377
Other deferred costs                                        2,570           568
                                                         --------      --------
                                                           51,403        40,853

Less: Accumulated amortization                             (7,872)       (6,187)
                                                         --------      --------

                                                         $ 43,531      $ 34,666
                                                         ========      ========


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

During the quarter ended June 30, 2002, PWF engaged a third party valuation firm to evaluate PWF's licenses with Fannie Mae, Freddie Mac, FHA, GNMA and various

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


private investors. As a result of this process approximately $8.6 million has been reclassified from goodwill to intangible assets, representing the estimated market value of PWF's licenses. These licenses have an indefinite life and, as a result, are not being amortized.

During July of 2002, CM Corp. made an additional payment to the original shareholders of PWF of approximately $3 million ("the True-Up payment") pursuant to the original acquisition agreement. The True-Up payment was based on i) the increase in value of servicing rights due to certain loans closing, ii) positive changes in the audited balance sheets used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, iv) forward conversions of loans previously committed, and v) a payment to one shareholder for PWF stock to be used as employee compensation.

The following table provides further information regarding the Company's intangible assets:

                                            (Dollars in Thousands)
                                 Initial    ATEBT Merger    PWF         Total
                                Formation                 Licenses
                               -----------  ------------  --------   -----------

Balance at September 30, 2002    $3,107       $1,320       $8,639       $13,066
Accumulated Amortization         (1,381)        (248)          --        (1,629)
                                 ------       ------       ------       -------

Net balance at September 30,     $1,726       $1,072       $8,639       $11,437
2002                             ======       ======       ======       =======

Amortization Expense for the
nine months ended September      $  258       $   99       $   --       $   357
30, 2002                         ======       ======       ======       =======

Estimated amortization expense
per year for next five years     $  345       $  132       $   --       $   477
                                 ======       ======       ======       =======

The amortization is included as a reduction to Revenue Bond interest income.

The amount indicated as goodwill in the accompanying financial statements as of September 30, 2002 is related to the acquisition, on December 31, 2001 of PWF. This amount represents goodwill under SFAS 142, and therefore, is not being amortized. In accordance with SFAS 142, the Company will be testing this goodwill for impairment during the fourth quarter of 2002.


NOTE 5 - Related Party Transactions

Pursuant to the management agreement and other servicing agreements with subsidiaries, the Manager receives (inclusive of fees paid directly to the Manager by subsidiaries of the Company) certain fees for its ongoing management and operations of the Company and subsidiaries as follows:

       Fees/Compensation         Amount
       -----------------         ------
  I.   Bond selection fees       2.0% of the face amount of each  asset invested
                                 in or acquired by the Company.
  II.  Special distribution      .375% per annum of the total invested assets of
                                 the Company.
  III. Bond servicing fees       .25%  per  annum of the outstanding face amount
                                 of Revenue  Bonds or other investments owned by
                                 the Company.
  IV.  Liquidation fees          1.5%  based  on the gross sales price of assets
                                 sold by the Company.
  V.   Expense reimbursement     in an amount not  to  exceed $741,932 per annum
                                 (subject to increases based on increases in the Company's assets and to annual increases based upon increases in the Consumer Price Index).

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


  VI.  Incentive share options   The  Manager  may  receive options  to  acquire
                                 additional shares of the Company pursuant to the incentive share option plan to the extent distributions in any year exceed $0.9517 per common share, and the compensation committee of the Company's board of trustees determines to grant such options.

Fees payable to the Manager which are based on Revenue Bonds or assets of the Company include such Revenue Bonds or assets which are held either directly by the Company or held by other entities to which the Company has transferred such Revenue Bonds or assets to facilitate financing. In addition, the Manager receives bond placement fees directly from the borrower in an amount ranging from 1.0% to 2.0% of the principal amount of each Revenue Bond or other investment. In addition, affiliates of the Manager are part of a joint venture that has development services agreements with the owners of certain underlying properties.

The term of each of CharterMac's management agreements is one year. The term of each of CharterMac's subsidiaries' management agreements is five years; provided that if CharterMac's management agreement with Related Charter LP is terminated or not renewed, each of the management agreements with such subsidiaries would terminate as of such date. Each of the management agreements may be renewed, subject to evaluation of the performance of the manager by the relevant entity's board of trustees. Each management agreement may be terminated (i) without cause by the manager, or (ii) for cause by a majority of the applicable entity's independent trustees, in each case without penalty and upon 60 days prior written notice to the non-terminating party. CharterMac's management agreements were renewed effective October 1, 2002 for a period of one year.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three and nine months ended September 30, 2002 and 2001 were as follows:

                               Three Months Ended           Nine Months Ended
                                  September 30,                September 30,
                             (Dollars in Thousands)       (Dollars in Thousands)
                             ----------------------      -----------------------
                               2002         2001            2002         2001
                             ----------------------      -----------------------
Bond selection fees          $   1,681   $      839      $    5,662   $    2,470
Expense reimbursement              242          161             672          489
Bond servicing fees                875          618           2,519        1,755
Special distribution             1,294          899           3,622        2,593
                             ---------   ----------      ----------   ----------
                             $   4,092   $    2,517      $   12,475   $    7,307
                             =========   ==========      ==========   ==========

Certain of the Revenue Bonds held by the Company are supported by various guarantees including, but not limited to, construction and operating guarantees from affiliates of the Manager.

During the period ended September 30, 2002, the Company agreed to back up a primary guarantor's obligation to guarantee an agreed-upon internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. ("RCGCP"). RCGCP is a fund sponsored by Related, who is an affiliate of the Manager. The fee for the first of two guarantees of approximately $3.6 million was received in July 2002. This fee was deferred and is being amortized on a straight-line basis over the life of the guarantee. For the quarter ended September 30, 2002, approximately $680,000 was included in other income (see
Note 7).

During the quarter ended June 30, 2002, River Run, a Revenue Bond held by the Company, was refinanced with a third party lender. The general partner of the owner of the underlying property was comprised of affiliates of the Manager. River Run was repaid at par of $7.2 million. The Company has recognized a loss of approximately $38,000 due to the write-off of unamortized acquisition costs associated with River Run, included in Gain on repayment of Revenue Bonds, and

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)



received approximately $767,000 in contingent interest, included in Revenue Bond interest income.

In connection with the refinancing of River Run, the Company has entered into an agreement which allows the Revenue Bond to be put to the Company should the owner of the underlying property default on the bond. The Company, in turn, has entered into agreements which allow the Company to put the bond to the general partners of the owner. This right is secured by collateral assignments of the general partners' partnership interests in the limited partnership which owns the underlying property.

The Company has entered into a credit enhancement transaction (the "CMC transaction") with Merrill Lynch Capital Services ("MLCS") pursuant to which the Company receives a fee for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans. The Related Companies, L.P. ("TRCLP"), an affiliate of Related, has provided the Company with an indemnity covering 50% of any losses incurred by the Company. The Company monitors the portfolio on an ongoing basis and at September 30, 2002 does not anticipate any losses to be incurred.

Fees related to the credit enhancement transaction for the three and nine months ended September 30, 2002, included in other income, were approximately $312,000 and $939,000, respectively. Income is recognized monthly as the fees are received.


NOTE 6 - Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic income per share is calculated by dividing income allocated to common and convertible CRA shareholders ("shareholders") by the weighted average number of common and convertible CRA shares outstanding during the period. The convertible CRA shares are included in both the basic and dilutive calculation of shares because they are entitled to the same economic benefits as common shareholders, including receipt of the same dividends per share pari passu with common shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method. Because each convertible CRA share is convertible into not more than one common share, the potential conversion of the convertible CRA shares would be antidilutive.

Pursuant to the Company's trust agreement and the management agreement, the Manager is entitled, pursuant to the terms of the Trust Agreement, to a special distribution equal to .375% per annum of the Company's total invested assets (which equals the face amount of the Revenue Bonds and other investments), payable quarterly. After allocation of the special distributions, the net remaining profits or losses, after a special allocation of 1.0% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

During the quarter ended September 30, 2002, the Company issued 40,000 options at a strike price of $17.56. These options vest equally, in thirds, in September 2003, 2004 and 2005 and expire in 10 years. These options were antidilutive for the three and nine months ended September 30, 2002, so were not taken into account in the calculation of diluted shares.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)
                (Dollars in Thousands, except per Share Amounts)

                                    Three Months Ended September 30, 2002      Nine Months Ended September 30, 2002
                                    -------------------------------------      -------------------------------------
                                     Income        Shares      Per Share       Income        Shares       Per Share
                                    Numerator   Denominator      Amount       Numerator    Denominator      Amount
                                    ---------   -----------    ----------     ---------    -----------    ----------
Net income allocable to share-

   Holders (Basic EPS)               $12,236     44,209,982     $   .28        $42,571     42,030,318     $     1.01
                                                                =======                                   ==========
   Effect of dilutive securities
     223,509 stock options                --         72,751                         --         69,089
                                     -------     ----------                    -------     ----------
Diluted net income allocable to
   shareholders (Diluted EPS)        $12,236     44,282,733     $   .28        $42,571     42,099,407     $     1.01
                                     =======     ==========     =======        =======     ==========     ==========

                                    Three Months Ended September 30, 2001      Nine Months Ended September 30, 2001
                                    -------------------------------------      -------------------------------------
                                     Income        Shares      Per Share       Income        Shares       Per Share
                                    Numerator   Denominator      Amount       Numerator    Denominator      Amount
                                    ---------   -----------    ----------     ---------    -----------    ----------
Net income allocable to share-

   Holders (Basic EPS)               $10,346     32,986,483     $   .31        $25,180     29,322,639     $      .86
                                                                =======                                   ==========
   Effect of dilutive securities
     241,596 stock options                --         51,592                         --         57,826
                                     -------     ----------                    -------     ----------
Diluted net income allocable to
   shareholders (Diluted EPS)        $10,346     33,038,075     $   .31        $25,180     29,380,465     $      .86
                                     =======     ==========     =======        =======     ==========     ==========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


NOTE 7 - Commitments and Contingencies

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a materially adverse impact on the Company's financial position, results of operations or cash flows.

The Company, through PWF, originates and services multi-family mortgage loans for Fannie Mae, Freddie Mac and FHA. Under the Fannie Mae DUS program, the Company retains responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formula. The Company maintains a loan loss allowance, which was approximately $4.1 million at September 30, 2002, for loans originated under this program which management believes is adequate to provide for estimated losses.

The Company has entered into the CMC transaction with MLCS pursuant to which the Company receives a fee for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans. TRCLP, an affiliate of Related, has provided the Company with an indemnity covering 50% of any losses incurred by the Company. The Company monitors the portfolio on an ongoing basis and at September 30, 2002, does not anticipate any losses to be incurred. Should the Company's analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material.

Fees related to the credit enhancement transaction for the three and nine months ended September 30, 2002, included in other income, were approximately $312,000 and $939,000, respectively. Income is recognized monthly as the fees are received.

On July 18, 2002, the Company entered into two agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed-upon internal rate of return ("IRR") for a pool of 11 multi-family properties being developed by RCGCP for which the Company will receive two guarantee fees totaling approximately $5.9 million.

The transaction was structured as two separate guarantees, one primarily guaranteeing the IRR through the lease-up phase of the properties and the other guaranteeing the IRR through the operating phase of the properties. The fee for the first guarantee, in the amount of approximately $3.6 million, was paid in July 2002 at closing. The fee for the second guarantee will be paid in two installments. The first installment, in the amount of approximately $1.7 million, will be paid in October 2003, and the final installment, in the amount of approximately $566,000, will be paid in February 2004. These fees will be recognized in income on a straight line basis over the period of the respective guarantees. The total potential liability to the Company pursuant to these guarantees is approximately $44 million. The Company has analyzed the expected operations of the underlying properties and believes there is no risk of loss at this time. Should the Company's analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material.

RCGCP is a fund sponsored by Related, an affiliate of the Manager. The 11 properties were financed, in part, with $125.3 million of tax-exempt and taxable debt, $70.3 million of which are revenue bonds that have been acquired by the Company.

In connection with the transaction, the Company posted $12.1 million of Revenue Bonds as collateral to the Primary Guarantor, which will be reduced to $1.1 million over a 12-year period as the properties reach certain operating benchmarks. In addition, the Company agreed to subordinate 25% of each of the bonds it acquired that are secured by the properties and to not use the subordinated portion of such bonds as collateral in connection with any borrowings.

To mitigate risk, the Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


provided by TRCLP. As of December 31, 2001, TRCLP had a GAAP net worth of approximately $179.3 million with liquid assets of approximately $54.9 million. In addition, the developers of each of the properties have also been required to give recourse completion, stabilization and operating deficit guarantees. TRCLP has also agreed, if needed, after construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

NOTE 8 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly, so the Company is exposed to interest rate risks. Various financial vehicles exist which allow the Company's management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings.

The Company has entered into two interest rate swaps in order to reduce the Company's growing exposure to increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay MLCS (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to The BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100 million.

The average BMA rates for the three and nine months ended September 30, 2002 and 2001, were 1.35% and 2.27%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company adopted Statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. The Company evaluates its interest rate risk on an ongoing basis to determine whether or not it would be advantageous to engage in any further hedging transactions. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during 2001 or the first three quarters of 2002, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At September 30, 2002, these two interest rate swaps were recorded as a liability with a combined fair market value of approximately $6.0 million, included in interest rate derivatives on the consolidated balance sheets. Interest paid or payable under the terms of the swaps, of approximately $2.6 million, is included in interest expense.

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. Although

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


this transaction is designed to mitigate the Company's exposure to rising interest rates, the Company has not designated this interest rate cap as a hedging derivative. At September 30, 2002, this interest rate cap was recorded as an asset with a fair market value of $100,471 included in interest rate derivatives in the consolidated balance sheets. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income, in the amounts of ($115,029) and $100,471 for the three and nine months ended September 30, 2002, respectively.

NOTE 9 - Shareholders' Equity

During the first quarter of 2002, the Company sold 6.3 million Common Shares to the public at a price of $15.47 per share. The net proceeds from this offering, approximately $92.4 million, have been used to fund additional investments in Revenue Bonds.

In June 2002, a subsidiary of the Company issued 60 6.80% Series A-3 cumulative preferred shares and 50 7.20% Series B-2 subordinate cumulative preferred shares, raising net proceeds of approximately $53 million. Each of preferred shares is subject to mandatory repurchase in 2052 at a liquidation amount of $500,000 per share.

In July 2002, the Company issued approximately 1.4 million of its Convertible CRA Shares, at $17.43 per share, raising net proceeds of approximately $23 million. The Company intends to use the proceeds to invest in additional Revenue Bonds and for general corporate purposes, including reduction of the Company's indebtedness.

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

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Segment reporting is applicable beginning with the acquisition of PWF on December 31, 2001; prior to December 31, 2001, all of the Company's operations were attributable to the investing segment.

The following table provides more information regarding the Company's segments:

               Three Months Ended September 30, 2002      Nine Months Ended September 30, 2002
                       (Dollars in thousands)                     (Dollars in Thousands)
               -------------------------------------     --------------------------------------

               Investing      Operating      Total       Investing      Operating      Total
               ----------     ---------   ----------     ----------     ---------    ----------

Revenues       $   24,759      $  3,880   $   28,639     $   73,371     $ 13,240     $   86,611
Net Income     $   13,035      $    619   $   13,654     $   44,739     $  1,884     $   46,623
Identifiable
   Assets      $1,551,629      $103,443   $1,655,072     $1,551,629     $103,443     $1,655,072

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


NOTE 11 - Subsequent Events

New Acquisitions
----------------
On October 8, 2002, the Company acquired one tax-exempt Revenue Bond in the face amount of $8,700,000, secured by a 192-unit multi-family affordable housing apartment complex located in Vicksburg, MS, to be known as Magnolia Commons of Vicksburg. The bond matures September 1, 2032 and has a stated interest rate of 6.75%.

On October 15, 2002, the Company acquired two tax-exempt Revenue Bonds in the face amounts of $1,160,000 and $100,000, secured by Golf Villas, a 166-unit multi-family affordable housing apartment complex located in Tamarac, FL, and Lakeside Villas, a 224-unit multi-family affordable housing apartment complex located in Miami, FL. The bonds mature in December 1, 2025 and December 1, 2016 respectively and have a stated interest rate of 7.25% and 7.0% respectively.

On October 17, 2002, the Company acquired two tax-exempt Revenue Bonds in the face amounts of $13,500,000 and $1,500,000, both secured by a 256-unit multi-family affordable housing apartment complex located in Pflugerville, TX, to be known as Heatherwilde Villas. The bonds both mature October 1, 2042 with interest rates of 5.5% until February 2004 and have stated interest rates of 6.75% and 7.0% thereafter, respectively.

On October 24, 2002, the Company acquired one tax-exempt Revenue Bond in the face amount of $8,300,000, secured by a 220-unit multi-family affordable housing apartment complex located in Athens, Georgia, to be known as Oak Hill. The bond matures October 1, 2042 and has a stated interest rate of 6.5%.

On October 25, 2002, the Company acquired one tax-exempt Revenue Bond in the face amount of $9,925,119, of which $2,102,000 was funded at closing, secured by a 164-unit multi-family affordable housing apartment complex located in Loveland, CO, to be known as Waterford Phase II. The bond matures August 1, 2045 and has a stated interest rate of 6.5%.

On November 1, 2002, one tax-exempt Revenue Bond, in the face amount of $5,500,000, matured, and funds in the full face amount of the Revenue Bond were returned to the Company.

On November 8, 2002, the Company acquired two tax-exempt Revenue Bonds. The first, to be known as Allapattah Gardens, is in the face amount of $5,200,000, of which $4,850,000 was funded at closing, secured by a 128-unit multi-family affordable housing apartment complex located in Miami, Fl. The bond matures November 1, 2044 and has a stated interest rate of 7.15%. The second, to be known as Hickory Trace, is in the face amount of $11,920,000, secured by a 180-unit multi-family affordable housing apartment complex located in Dallas, TX. The bond matures November 1, 2042 and has a stated interest rate of 7.0%.

On November 12, 2002, the Company acquired one tax-exempt Revenue Bond in the face amount of $12,500,000, secured by a 192-unit multi-family affordable housing apartment complex located in Houston, TX, to be known as Green Crest. The bond matures November 2042 and has a stated interest rate of 7.0%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

Charter Municipal Mortgage Acceptance Company ("CharterMac"), along with its consolidated subsidiaries (the "Company"), is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multi-family housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties").

In order to generate tax-exempt income to pass through to the Company's shareholders and, as a result, enhance the value of the Company's Common Shares, the Company primarily invests in or acquires tax-exempt Revenue Bonds secured by multi-family properties. The Company believes that it can earn above market rates of interest on its Revenue Bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 30% of all new multi-family development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The traditional methods of financing affordable housing with tax-exempt Revenue Bonds are complex and time consuming, and involve the participation of many intermediaries. Through the Manager, the process has been streamlined with the "Direct Purchase Program". The Company's Direct Purchase Program removes all intermediaries from the financing process (except the governmental issuer of the Revenue Bond) and enables developers to deal directly with one source. Because the Company purchases its Revenue Bonds directly from the governmental issuer, the need for underwriters and their counsel, rating agencies and costly documentation is eliminated. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more. In dealing directly with the Company, developers feel more certain about the terms and timing of their financing. The Company believes the savings in time and up-front costs and the certainty of execution that the Direct Purchase Program offers to developers allows the Company to receive above-market rates of interest on the Company's Revenue Bonds.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate services firm, because the Manager is able to utilize Related's resources and relationships in the multi-family affordable housing finance industry to source potential borrowers of Revenue Bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multi-family owners and developers for over 30 years. According to the 2001 National Multi Housing Council survey, Related is the second largest owner of apartments in the United States.

The Company, through its wholly-owned subsidiary CharterMac Corporation ("CM Corp."), acquired 80% of the outstanding capital stock of PW Funding, Inc. ("PWF"). As a result of the acquisition of PWF, the Company has diversified the range of its investment products and is able to offer developers fixed and floating rate tax-exempt and taxable financing through Fannie Mae, Freddie Mac and FHA for affordable and market rate multi-family properties. Combining this with the Company's core business of investing in Revenue Bonds and its affiliation with Related, the Company is able to provide developers with financing for all aspects of their property's capital structure. In addition, the Company has diversified its revenues with a fee business that will grow in value over time and will insulate the Company from the vagaries of the capital markets.

On January 14, 2002, the Company announced that its Board of Trustees had formed a special committee to explore strategic alternatives for the Company's future management structure, including internalization of management, and ways to further diversify the Company's revenue sources. The special committee consists of the independent members of the Board of Trustees, Peter T. Allen, Arthur P. Fisch and Charles L. Edson. On April 17, 2002, the special committee retained Dresdner Kleinwort Wasserstein as their financial advisor. As of the date of this report, the special committee and its advisors are continuing their efforts.

Results of Operations
---------------------

For the three and nine months ended September 30, 2002 as compared to 2001, total revenues, total expenses and net income increased due to the net result of the acquisition of 77 Revenue Bonds during 2002 and 2001, and the repayment of nine Revenue Bonds and two notes. Total revenues and expenses and net income also increased due to the December 2001 acquisition of PWF, the CMC transaction and the LIHTC guarantee yield.

The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the nine months ended September 30, 2002 and 2001 were 7.48% and 7.37%, respectively, based on weighted average face amounts of approximately $1,208,528,000 and $929,863,000, respectively.

Interest income from Revenue Bonds increased approximately $4.0 million and $16.2 million for the three and nine months ended September 30, 2002 as compared to 2001. This increase was primarily due to an increase in interest income of approximately $19.7 million on new Revenue Bonds acquired during 2001 and 2002, partially off-set by a decrease in interest income due to the sale or repayment of Revenue Bonds of approximately $3.6 million.

Total revenues for the three and nine months ended September 30, 2002, increased by approximately $9.3 million and $33.0 million, respectively, including the increases in interest income from Revenue Bonds noted above, and increases of approximately $.6 million and $1.7 million equity interest in the income of ARCap, approximately $3.9 million and $13.2 million from PWF, $939,000 in fees related to the CMC credit enhancement transaction and approximately $680,000 in fees from the LIHTC yield guarantee.

Interest expense and recurring fees increased approximately $1.0 million and $1.9 million for the three and nine months ended September 30, 2002, respectively, as compared to 2001, primarily due to higher interest expense on the swaps and interest associated with the PWF Acquisition loan.

General and administrative expenses increased approximately $3.6 million and $12.9 million for the three and nine months ended September 30, 2002 as compared to 2001 primarily due to the addition of PWF's expenses.

Income allocated to minority interest of approximately $124,000 and $377,000 for the three and nine months ended September 30, 2002, respectively, represents PWF's continued 20% ownership.

Amortization increased approximately $1.8 million and $5.4 million for the three and nine months ended September 30, 2002 primarily due to amortization of mortgage servicing rights at PWF.

Income allocated to preferred shareholders of subsidiary for the three and nine months ended September 30, 2002 increased approximately $1.8 million and $3.7 million, respectively, due to the preferred offerings consummated on October 9, 2001 and June 4, 2002.

During the three months ended September 30, 2002, the Company recorded a benefit for income taxes of approximately $656,000, relating to the activity of PWF and CM Corp. During the nine months ended September 30, 2002, the Company recorded a provision for income taxes of approximately $983,000, related to the activity of PWF and CM Corp.

During the nine months ended September 30, 2002, the Company recognized net gains on repayments of Revenue Bonds of approximately $4.0 million, versus $.1 million for 2001, due to the number and size of Revenue Bonds repaid or sold. Additionally, during the three and nine months ended September 30, 2002, the Company recognized gains on sales of loans of approximately $1.5 million and $8.5 million due to PWF's activities.

During the nine months ended September 30, 2002, the Company wrote down one Revenue Bond in the amount of approximately $532,000. During the nine months ended September 30, 2001, the Company wrote down the same Revenue Bond in the amount of $400,000.

Liquidity and Capital Resources
-------------------------------

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company has primarily used two sources of capital: collateralized debt securitization and various types of equity offerings.

During the first quarter of 2002, the Company issued  6,325,000 common shares of
beneficial  interest  at  $15.47  per  share,   resulting  in  net  proceeds  of
approximately $92.4 million.

During the nine months ended September 30, 2002 cash and cash equivalents of the Company and its consolidated subsidiaries decreased approximately $35.8 million. The decrease was primarily due to cash provided by operating activities, $54.4 million, proceeds from the repayment of nine Revenue Bonds and one Note, $92.7 million, the issuance of new common shares, $92.4 million, issuance of preferred stock, $55.0 million and increased borrowings under finance arrangements, $54.5 million, less funds used to purchase Revenue Bonds, $279.0 million, net principal payments of secured borrowings, $67.3 million and distributions to common, convertible CRA and preferred shareholders, $52.6 million.

In October and November 2002, distributions declared in September 2002 were paid to Preferred Shareholders as shown in the table below:

                                                                     Liquidation
                                                                        Value
Series  Dividend Rate  Distribution per Share  Total Distribution     per share
------  -------------  ----------------------  ------------------    -----------

A           6.625%            $33,125            $1,490,625           $2,000,000
A-1         7.100%              8,875               426,000              500,000
A-2         6.300%              7,875               488,250              500,000
A-3         6.800%              8,500               510,000              500,000
B           7.600%              9,500             1,045,000              500,000
B-1         6.800%              8,500               314,500              500,000
B-2         7.200%              9,000               450,000              500,000

Also paid were distributions of $14,139,588 ($.32 per share) to holders of common and convertible CRA shares. All distributions were paid from cash flow from operations.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Critical Accounting Policies
----------------------------

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2001. These critical accounting policies have not changed during 2002, but the Company has entered into transactions which involve new critical accounting policies as described in the following paragraphs.

The Company has entered into two transactions in which it has agreed to back up a primary guarantor's obligation to guarantee an agreed upon internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. ("RCGCP"), an affiliate of the Manager (see Note 7 in the accompanying financial statements).

The transaction was structured as two separate guarantees, one primarily guaranteeing the IRR through the lease-up phase of the properties and the other guaranteeing the IRR through the operating phase of the properties. The fee for the first guarantee, in the amount of approximately $3.6 million, was paid in July 2002 at closing. The fee for the second guarantee will be paid in two installments. The first installment, in the amount of approximately $1.7 million, will be paid in October 2003, and the final installment, in the amount of approximately $566,000, will be paid in February 2004. These fees will be recognized in income on a straight line basis over the period of the respective guarantees. Should the Company's analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material.

Additionally, the Company entered into the CMC Transaction, assuming a third party's first loss position of approximately $46.9 million on a $351.9 million pool of tax-exempt mortgage loans, for a fee. The fee is paid to the Company monthly, in equal installments, spread over the term of the transaction and is recognized as income as received. The Company monitors the portfolio on an ongoing basis and at September 30, 2002, does not anticipate any losses to be incurred. Should the Company's analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material.

Acquisitions
------------

During the period January 1, 2002 through September 30, 2002, the Company acquired 35 tax-exempt Revenue Bonds, eleven taxable Revenue Bonds and one bridge loan with an aggregate face amount of approximately $282 million, not including bond selection fees and expenses of approximately $5.7 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in the event the BMA Municipal Swap Index rises. For the quarter ended September 30, 2002, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 2.32% and 2.38%, respectively, which does not include the effect of the Company's hedging activities.

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in BMA rate would result in increased or decreased payments under the financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $379 million outstanding under these financing programs at September 30, 2002, the Company estimates that an increase of 1.0% in the BMA rate would increase interest expense and therefore decrease annual net income by approximately $3.8 million. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased interest expense without corresponding decreases in interest received on the Revenue Bonds.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt and taxable investments. Therefore, as market interest rates for tax-exempt and taxable investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in the estimated fair values. For example, the Company projects that a 1% increase in market rates for tax-exempt and taxable investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its September 30, 2002 value of $1,402,979,000 to approximately $1,239,109,000. A 1% decline in interest rates would increase the value of the September 30, 2002 portfolio to approximately $1,622,066,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          991. Chief  Executive  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          992. Chief  Financial  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               Current report on Form 8-K relating to the Company making available unaudited supplemental data regarding its operations for the first quarter of 2002, dated and filed July 2, 2002.

               Current  report on Form 8-K relating to the Company's  renewal of
               the  management   agreements  between  the  Company  and  Related
               Charter, L.P. and the Company and CharterMac Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  November 13, 2002            By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President
                                        and Chief Executive Officer




Date:  November 13, 2002            By: /s/Stuart A. Rothstein
                                        ----------------------
                                        Stuart A. Rothstein
                                        Chief Financial Officer and Chief
                                        Accounting Officer

                                  CERTIFICATION


I, Stuart J. Boesky, hereby certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Charter Municipal Mortgage Acceptance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                            By:  /s/Stuart J. Boesky
      -----------------                                 -------------------
                                                        Stuart J. Boesky
                                                        Chief Executive Officer

                                  CERTIFICATION


I, Stuart A. Rothstein, hereby certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Charter Municipal Mortgage Acceptance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                            By:  /s/ Stuart A. Rothstein
      -----------------                                 -----------------------
                                                        Stuart A. Rothstein
                                                        Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Charter Municipal Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     November 13, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Charter Municipal Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart A. Rothstein, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart A. Rothstein
     -----------------------
     Stuart A. Rothstein
     Chief Financial Officer
     November 13, 2002