Form 10-K
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2003-04-02
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
         (Exact name of Registrant as specified in its Trust Agreement)

                   Delaware                                  13-3949418
--------------------------------------------          ------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

625 Madison Avenue, New York, New York                          10022
--------------------------------------                    --------------
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

     Indicate by check mark whether the Registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X    No
                                        ---     ---

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 was $729,517,070, based on a price of $17.88 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

     As of March 27, 2003 there were 41,220,138 outstanding shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part IV: Definitive proxy statement for the 2003 Annual Meeting of Shareholders, to be file pursuant to Regulation 14A.

Index to exhibits may be found on page 90
Page 1 of 106

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

                                     PART I
Item 1.  Business

General

Charter Municipal Mortgage Acceptance Company ("CharterMac"), along with its consolidated subsidiaries (the "Company"), is a Delaware business trust principally engaged in the acquisition and ownership (directly and indirectly) of tax-exempt multi-family housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties"). The Company believes that it can earn above market rates of interest on its Revenue Bond acquisitions by focusing its efforts primarily on affordable housing. The Company utilizes the services and advice of two managers, Charter Mac Corporation, the Company's wholly-owned subsidiary and Related Charter L.P. (collectively the "Manager") which is an affiliate of Related Capital Company ("Related"), a nationwide fully integrated real estate services firm, to operate its day-to-day activities and advise it on the selection and underwriting of investments. The Manager estimates that nearly 30% of all new multi-family housing development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code.

In addition, the Company believes it can earn above market rates of interest via its "Direct Purchase Program". The traditional methods of financing affordable housing with tax-exempt Revenue Bonds are complex and time consuming, and involve the participation of many intermediaries. This process has been streamlined with the Direct Purchase Program. The Company's Direct Purchase Program removes all intermediaries from the financing process (except the governmental issuer of the Revenue Bond) and enables developers to deal directly with one source. Because the Company purchases its Revenue Bonds directly from the governmental issuer, the need for underwriters and their counsel, rating agencies and costly documentation is eliminated. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more. In dealing directly with the Company, developers feel more certain about the terms and timing of their financing. The Company believes the savings in time and up-front costs and the certainty of execution that the Direct Purchase Program offers to developers allows the Company to receive above-market rates of interest on the Company's Revenue Bonds.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related, because the Manager is able to utilize Related's resources and relationships in the multi-family affordable housing finance industry to source potential borrowers of Revenue Bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multi-family owners and developers for over 30 years.

Corporate Strategy

The Company focuses on providing shareholders with a stable investment by, in part, operating at relatively low levels of leverage. The Company chose not to operate as a mortgage REIT, which typically have leverage ratios ranging from 3:1 to 10:1. Pursuant to the Company's Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of its Total Market Value (as defined in the Trust Agreement).

Adding to the Company's overall stability is the fact the Revenue Bond investments carry fixed interest rates and, generally, can not be repaid before ten years, without substantial repayment penalties. This significantly reduces the risk of repayment in markets where interest rates are declining.

The Company has sought to keep as much of the income, passed through to the shareholders, tax-exempt, by investing mostly in tax-exempt Revenue Bonds. The Company has begun to guarantee third party mortgage loans and tax credit yields, through Charter Mac Corporation ("CM Corp."), its wholly-owned taxable subsidiary. While these new lines of business will increase the Company's taxable revenues, the Company is able to reduce taxable income by deducting certain expenses which qualify for income tax purposes.

Proposed Acquisition of Related Capital Company

On January 14, 2002, the Company announced that its Board of Trustees had formed a special committee to explore strategic alternatives for the Company's future management structure, including internalization of management, and ways to further diversify the Company's revenue sources. The special committee consists of the independent members of the Board of Trustees, Peter T. Allen, Arthur P. Fisch and Charles L. Edson. On December 18, 2002, the Company announced it had entered into an agreement to acquire 100% of the ownership interests in and substantially all of the businesses operated by Related. The acquisition will enable the Company to terminate its outside management agreement with the Manager and to become an internally-managed company.

Acquisition Terms

The acquisition will be structured so that the ownership interests held by the Related principals in both Related and the other entities which control other aspects of Related's business will be contributed into a newly-formed, wholly-owned subsidiary of CharterMac (the "CharterMac Sub"). The selling principals of Related include the four executive managing partners (Stuart J. Boesky, Alan P. Hirmes, Marc D. Schnitzer and Denise L. Kiley) and an affiliate of The Related Companies, L.P. ("TRCLP"), which is majority owned by Stephen M. Ross (the "Related Principals"). Messrs. Boesky, Hirmes and Schnitzer and Ms. Kiley have managed RCC over the past 15 years.

CharterMac will pay total consideration to the Related Principals of up to $338 million. The consideration will be paid as follows:

        o The Initial Payment - $210 million consisting of $160 million in special common units of the CharterMac Sub ("SCUs") and $50 million in cash (with the cash position being paid only to TRCLP). The Initial Payment SCUs will be issued at $17.78 per unit, which was the average closing price of CharterMac Common Shares, for the 30 calendar days prior to this announcement (the "Initial Payment SCUs");

        o The Contingent Payment - Up to $128 million of additional SCUs (the "Contingent Payment SCUs"), following the determination of Related's adjusted audited earnings before interest, taxes, depreciation and amortization, as well as certain other adjustments, for the year ending December 31, 2002 ("Adjusted Earnings"). The Contingent Payment SCUs will be issued in an amount equal to 7.73x RCC 2002 Adjusted Earnings minus $210 million, subject to a cap of $338 million of total consideration. The Contingent Payment SCUs are expected to be issued at the same price as the Initial Payment SCUs, subject to a 17.5% symmetrical collar.

In connection with the acquisition, CharterMac will establish a restricted share program and will broadly issue to employees of Related, other than the Related Principals, $15 million of CharterMac Common Shares. Following the completion of the acquisition, TRCLP's economic interest in CharterMac will equal approximately 19% and management and Related employees' economic interest in CharterMac will equal approximately 11%.

On February 28, 2003, the Company filed a preliminary proxy regarding this proposed acquisition.

The Predecessor

CharterMac was formed on October 1, 1997 as the result of the merger (the "Merger") of three publicly registered limited partnerships: Summit Tax Exempt Bond Fund, L.P., Summit Tax Exempt L.P. II and Summit Tax Exempt L.P. III (the "Partnerships"). One of the general partners of the Partnerships was an affiliate of Related. Pursuant to the Merger, CharterMac issued common shares of beneficial interest ("Common Shares") to all partners in each of the Partnerships in exchange for their proportionate interests. The Common Shares commenced trading on the American Stock Exchange on October 1, 1997 under the symbol "CHC."

Significant Subsidiaries

CharterMac Equity Issuer Trust

In 1999, CharterMac created CharterMac Equity Issuer Trust, a wholly-owned subsidiary, (collectively, with its subsidiaries, "Equity Issuer") which holds a substantial portion of the Company's Revenue Bonds. From time to time, Equity Issuer may issue Series A and Series B Cumulative Preferred Shares (cumulatively, "Preferred Shares") to institutional investors. The Preferred Shares have a senior claim to the tax-exempt income derived from the investments owned by Equity Issuer. Any income in Equity Issuer after the payment of the cumulative distributions on its Preferred Shares, and after the fulfillment of certain covenants, may then be allocated to CharterMac. The assets of Equity Issuer, while included in the consolidated financial statements of the Company, are legally owned by Equity Issuer and are not available to any creditors of the Company outside of Equity Issuer.

CharterMac Corporation

In July 2001, the Company formed CM Corp. as a wholly-owned, consolidated taxable subsidiary to help the Company more efficiently manage its taxable business. CM Corp. allows the Company to better diversify its business lines to include, among other things, mortgage origination and servicing on behalf of third parties and guaranteeing mortgage loans for a fee. CM Corp. will conduct most of the Company's taxable business, including any fee-generating activities in which the Company may engage and provide management services to CharterMac and its other subsidiaries. CM Corp. isolates a substantial portion of the taxable income and expenses of the Company. Unlike CharterMac, CM Corp. is a corporation which is subject to both Federal and State income tax. Any distributions of net income from CM Corp. to CharterMac are taxable and are passed through to the shareholders of CharterMac in its dividend.

PW Funding, Inc.

In December 2001, the Company, through CM Corp. acquired 80% of the outstanding capital stock of PW Funding, Inc. and its subsidiaries ("PWF"), for approximately $34.9 million, of which, approximately $21.6 million was financed and $7.6 million was paid in cash. Additionally, the Company repaid a $5.7 million loan on behalf of PWF. It is anticipated that CM Corp. will acquire the remaining 20% of the issued and outstanding capital stock of PWF over the next 12 to 24 months. Under the acquisition agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months. The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF's stockholders after the same initial period of 24 to 36 months. During the year ended December 31, 2002 and the three months ended March 31, 2003, the Company, pursuant to the original acquisition agreement, paid approximately $3.6 million in "true-up" payments representing payments due to the original PWF stockholders. These true-up payments were based on i) the increase in the value of servicing rights due to certain loans closing, ii) positive changes between the audited balance sheet used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and iv) forward conversions of loans previously committed. The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

PWF is a national mortgage-banking firm which specializes in providing financing and ancillary services to the multi-family housing industry, including construction and permanent debt financing, mortgage loan servicing and asset management. Founded in 1971, PWF became one of the original Federal National Mortgage Association ("Fannie Mae") Delegated Underwriter and Servicers ("DUS") and is a Federal Housing Administration ("FHA") approved mortgagor. In 2000, PWF joined a select group of Federal Home Loan Mortgage Corporation ("Freddie Mac") Program Plus lenders through the acquisition of Larson Financial Resources, Inc. ("Larson").

Since 1988, PWF has originated more than $2.8 billion in Fannie Mae loans and currently services a $3.2 billion loan portfolio including about $1.8 billion in Fannie Mae DUS loans, $337.2 million in FHA loans, and $548.3 million in Freddie Mac loans. PWF and its subsidiaries provide a full range of financing services to the conventional multi-family market and complements CharterMac's principal business in the acquisition of tax-exempt affordable housing Revenue Bonds.

CharterMac is entitled to a cumulative preferential distribution from PWF's cash available for distribution equal to 10% of its invested capital. The remaining cash available for distribution will be distributed approximately 80% to CharterMac and 20% to the other stockholders. CharterMac will also be entitled to an additional cumulative priority return equal to 4.3% of its invested capital prior to the purchase payments to PWF's stockholders on exercise of the put or call options. The fee income generated by PWF is taxable income, which is partially offset by tax-deductible expenses incurred by CM Corp.

Governance

The Company is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related. The Company utilizes the services and advice provided by CM Corp. and the Manager to operate its day-to-day activities and advise on the selection and underwriting of investments. CM Corp. and the Manager provide these services pursuant to management agreements between (i) CM Corp. and/or Related Charter LP and CharterMac, and (ii) CM Corp. and each of the Company's subsidiaries. The Manager has subcontracted its obligations under the management agreements to Related and uses Related's resources and real estate and investment expertise to advise the Company and provide it with services with a core group of experienced staff and executive management. These services include, among other things, acquisition, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations and public relations services.

Business Plan

The Company focuses its efforts on investing in Revenue Bonds that are secured by multi-family affordable housing properties. Through PWF, the Company focuses on originating and servicing multi-family mortgage loans on behalf of Government Sponsored Enterprises ("GSEs") and government agencies such as Fannie Mae and Freddie Mac and the FHA. Together, these components offer a full range of debt capital solutions to developers of affordable and market rate multi-family housing.

Investing in Tax-Exempt Revenue Bonds

The Company's primary business is investing in tax-exempt Revenue Bonds secured by multi-family affordable housing properties. The Company has been successful, using its Direct Purchase Program, in achieving above market interest rates on its investments in Revenue Bonds, and the Manager believes this continues to be a viable business model.

In addition to investing in tax-exempt Revenue Bonds secured by multi-family properties producing tax credits, the Company may acquire other multi-family tax-exempt bonds including those issued to finance affordable multi-family projects and facilities for the elderly owned by Section 501(c)(3) not-for-profit organizations. A portion of assets of the Company produce a small amount of taxable income.

Credit Enhancement and Yield Guarantee Transactions

Through CM Corp., the Company has begun guaranteeing third party mortgage loans and tax credit yields for a fee. In 2001, the Company executed its first mortgage loan credit enhancement transaction. In 2002 the Company entered into two transactions whereby it guaranteed an agreed upon internal rate of return
(IRR), for a pool of 11 properties owned by Related Capital Guaranteed Corporate Partners II LP (RCGCP), an investment fund sponsored by Related, an affiliate of the Manager. In such transactions, the Company will generally receive a guarantee fee in return for guaranteeing an agreed upon IRR. The Company expects to be able to selectively grow the value of this new fee business over time.

CMBS Investment

The Company owns 739,741 preferred equity units of ARCap Investors, L.L.C. ("ARCap"), with a face amount of $25 per unit, representing a 6.73% ownership and voting interest. The preferred equity units are convertible, at the Company's option, into ARCap common units. If converted into common units, the conversion price is equivalent to $25 per unit, subject to certain adjustments. Also, if not already converted, for a period of sixty days following the fifth anniversary of the first closing date, which will be August 4, 2005, the preferred equity units are convertible, at the Company's option, into a three-year note bearing interest at 12% that would be junior to all of ARCap's then existing indebtedness. The preferred equity units are also redeemable, at the option of ARCap, up until the fifth anniversary of the first closing date. As of December 31, 2002, ARCap had approximately $823 million in assets, including investments of approximately $799 million of CMBS. Approximately one-third of ARCap's CMBS are secured by multi-family properties.

Business Segments

As a result of the December 2001 acquisition of PWF, the Company has two reportable business segments: an investing segment and an operating segment.

The investing segment consists of subsidiaries holding investments in Revenue Bonds producing primarily tax-exempt interest income.

The operating segment generates taxable interest and fee income. Taxable interest income is generated through the ownership of taxable bonds, certain taxable loans and other investments. Taxable fee income includes loan origination and loan servicing fees (through PWF) on portfolios for third parties, fees earned and associated with the acquisition or origination of Revenue Bonds, and fees for credit enhancement and the yield guaranty business.

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

The following table provides more information regarding the Company's segments:

                          Year Ended December 31, 2002
                   -------------------------------------------
                             (Dollars in Thousands)

                                                   Investing       Operating        Total
                                                   ---------       ---------        -----


   Revenues                                    $     98,208      $  18,205      $  116,413
   Interest Revenues                                 94,683          3,409          98,092
   Interest Expense                                  14,558          1,265          15,823
   Depreciation and Amortization Expense              1,131          7,760           8,891
   Equity in the net income of investees
   accounted for by the equity method                 2,219             --           2,219
   Income tax expense (benefit)                        (214)         1,498           1,284
   Total Assets                                   1,729,194        123,674       1,852,868



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

Generally, Revenue Bonds are secured by mortgage loans on Underlying Properties. The Underlying Properties are primarily garden apartment complexes located in major metropolitan markets in 25 states and the District of Columbia. The following table summarizes the Company's portfolio at December 31, 2002.


                                               Outstanding      Fair        Stated    Occupancy    Average
                                                Balance at    Value1 at     Interest   Rate at   Rental Rate
 Investments/Asset Type                 Units   12/31/2002    12/31/2002     Rate2    12/31/02   at 12/31/02
--------------------------             -------- ------------ -------------  --------  ---------  -----------
                                                         (Dollars in thousands)

Tax-Exempt First Mortgage Bonds

                    Stabilized:
                  Participating          3,874   $  152,977   $  154,440      6.9%      88.1%     $711
              Non-participating         10,463      414,859      445,723      7.2%      94.1%      684
                                      --------    ---------    ---------
               Total stabilized         14,337      567,836      600,163      7.2%
                      Lease-Up3          4,725      227,147      245,866      7.4%
                   Construction          9,779      512,668      532,669      7.0%
                 Rehabilitation          2,976      142,330      153,489      7.5%
                                      --------   ----------   ----------
      Subtotal/Weighted Average         31,817   $1,449,981   $1,532,187      7.2%

   Tax-Exempt Subordinate Bonds
                     Stabilized            692   $   17,000   $   17,000      9.4%
                                                 ----------   ----------

                  Taxable Bonds
                 First Mortgages             *   $   28,368   $   30,403      8.9%
                                                 ----------   ----------
             Total Revenue Bonds                 $1,495,349   $1,579,590      7.2%
                                                 ----------   ----------

Notes:

* Not applicable to avoid duplication with Tax-Exempt First Mortgage Bonds which are secured by the Underlying Property
1 The Revenue Bonds are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values.
2 The stated interest rate represents the weighted average coupon rates of the Revenue Bonds, based on their face amounts at December 31, 2002.
3 Represents properties that have completed construction/rehabilitation and have not achieved occupancy above 90% and/or debt coverage ratios of 1.10:1 or greater for three consecutive months. This lease-up definition may differ from the definition of stabilization in individual Revenue Bond documents.

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

Modified Revenue Bonds

From time to time, the Company, as an alternative to foreclosure in the event of default, enters into forbearance agreements and/or permanent modifications with certain borrowers. The determination as to whether it is in the best interest of the Company to enter into permanent modifications or forbearance agreements, to advance second mortgages, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, Underlying Property operations and performance, owner cooperation and projected costs of foreclosure and litigation
- irrespective of whether or not the obligor has an affiliation with the Manager. These modifications have generally encompassed an extension of the maturity together with a prepayment lock out feature and/or prepayment penalties together with an extension of the mandatory redemption feature (5-10 years from modification). Stated interest rates have also been adjusted together with a change in the participating interest features. Base interest rates, participating interest, prepayment lock-outs, mandatory redemption and maturity features are arrived at through negotiations between the Company and the owners of the Underlying Properties and vary dependent on the facts of a particular Revenue Bond, the owner of the Underlying Property, the Underlying Property's performance and requirements of bond counsel and local issuers. Should negotiations break down, the Company has the option to pursue its other remedies including acceleration and foreclosure. The Company may agree to the modification of other Revenue Bonds to generally reflect similar terms as those modified previously, where and as appropriate. Significant modifications to interest rates and maturity dates are subject to final approval of the local issuers, bond counsel and indenture trustees. Since inception, the Company has modified Revenue Bonds with an aggregate face amount of only $187 million.

With respect to Revenue Bonds which are subject to forbearance agreements with their respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once an Underlying Property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $434,500, $662,000 and $1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Payments under each of the existing forbearance agreements are current as of December 31, 2002.

Revenue Bonds with the Obligor as an Affiliate of the Manager

The obligors of Revenue Bonds with an aggregate original par amount of approximately $1.1 billion are partnerships in which affiliates of the Manager own a 1% general partner interest. In addition, the original owners of Underlying Properties and obligors of approximately $12.2 million of Revenue Bonds have been replaced with affiliates of the Manager who have not made equity investments. Up to 15% of the Total Market Value of the Company (as defined in its Trust Agreement) may be invested in Revenue Bonds secured by Underlying Properties in which affiliates of the Manager have a controlling interest, equity interest or security interest. The 15% limit is not applicable to properties to which the Manager or its affiliates have taken title for the benefit of the Company and only applies to Revenue Bonds acquired after the Merger. These affiliate entities could have interests that do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of Revenue Bonds between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

The original obligor and owner of the Underlying Property of the Highpointe Revenue Bond has been replaced with an affiliate of the Manager who has not made an equity investment. This affiliate has assumed the day-to-day responsibilities and obligations of the Underlying Property. A buyer is being sought for the Underlying Property securing the Highpointe Revenue Bond. Highpointe is generally paying as interest an amount equal to the net cash flow generated by operations, which is less than the stated rate of the Revenue Bond. The Company has no present intention of declaring default on this Revenue Bond. The aggregate carrying value of Highpointe at December 31, 2002 and 2001 was approximately $6.2 million and $5.7 million, respectively, and the income earned from Highpointe for the years ended December 31, 2002 and 2001 was approximately $322,000 and $315,000, respectively.

Impaired Revenue Bond

During 2002, the Company took a write down of approximately $920,000, on the Lexington Trails Revenue Bond. This Revenue Bond initially became impaired in the second quarter of 2001, at which time the Company took a write down of $400,000. Subsequently, the Company caused the trustee, for the benefit of the Company, to foreclose on the underlying property. Since the date of the foreclosure, the Company has attempted to find a buyer for the underlying property. Management believes it is likely that in connection with a sale of the underlying property, the terms of this Revenue Bond may need to be modified. The Company has therefore decided to write down the carrying value of the bond to $4.5 million, the fair value of the Underlying Property.

Accessing Multiple Forms of Capital

In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company utilizes multiple sources of debt and equity capital. The Company's access to multiple sources of debt and equity capital provides financial flexibility and enables the Company to not have to rely on one single source of capital. Further, the particular structure of each capital source has attributes that may make it more accommodating to certain investors or more favorably received in the then current climate of the capital markets.

The Company has collateralized debt securitizations and equity offerings to raise capital. The most efficient and economical source of capital is securitization. The Company has two primary securitization programs: the Private Label Tender Option Program ("TOP") and the P-FLOATS/RITES program. Securitizations continue to offer the lowest cost of capital, albeit with certain covenants and leverage limits. Pursuant to its Trust Agreement, the
Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value; this leverage restriction is generally consistent or more conservative than leverage covenants on the Company's securitized debt. The Company's conservative capital structure therefore requires periodic preferred and common equity offerings to maintain leverage within required limits.

During 2002, the Company's growth was financed by the TOP, an additional offering of common share, two offerings of Convertible CRA Shares, preferred share offerings by a subsidiary, and securitization transactions as well as funds generated from operations in excess of distributions. The Company's continued growth is expected to be financed by new issuances of Common Shares, the TOP or similar programs, additional securitization transactions and funds generated from operations in excess of distributions.

Public Offerings and Private Placements

In February 2002, the Company issued approximately 6.3 million Common Shares, at $15.47 per share, raising proceeds net of underwriting discounts of approximately $92.8 million. The Company used these proceeds to fund additional investments in Revenue Bonds.

In July 2002, the Company issued approximately 1.4 million Convertible CRA Shares, at $17.43 per share, raising proceeds net of underwriting discounts of approximately $23 million. The Company used these proceeds to invest in additional Revenue Bonds and for general Company purposes, including reduction of the Company's indebtedness.

In November 2002, the Company completed a private placement of approximately 576,000 Convertible CRA Shares, at $17.37 per share, raising proceeds net of underwriting discounts of approximately $9.6 million. The Company used these proceeds to invest in additional Revenue Bonds.

Preferred Equity Issuances

One of CharterMac's subsidiaries, Equity Issuer, has issued preferred shares to institutional investors with an aggregate liquidation preference of approximately $273.5 million, issued as follows: $90 million in 1999, $79 million in 2000, $49.5 million in 2001 and $55 million in 2002. The Preferred Shares are not convertible into Common Shares of Equity Issuer or the Company. The preferred shares have an annual preferred dividend payable quarterly in arrears, but only upon declaration thereof by Equity Issuer's board of trustees and only to the extent of Equity Issuer's tax-exempt income (net of expenses) for the particular quarter. Since inception, all quarterly distributions have been declared at the stated annualized dividend rate for each respective series and all distributions so declared have been paid. See Item 5, "Market for the Company's Common Shares and Related Shareholder Matters" for more detailed information.

The preferred shares issued during June 2002, consisted of 60 6.80% Series A-3 cumulative preferred shares and 50 7.20% Series B-2 subordinate cumulative preferred shares, raising proceeds net of underwriting discounts of approximately $53.1 million. Each of these preferred shares is subject to mandatory repurchase in 2052 at a liquidation amount of $500,000 per share.

Private Label Tender Option Program

On May 21, 1998, the Company closed on its TOP. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400 million. On December 7, 2000, the Company refined the structure of the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500 million.

As of December 31, 2002, the Company has contributed 83 issues of Revenue Bonds in the aggregate outstanding bond amount of approximately $704 million to
CharterMac Origination Trust I (the "Origination Trust"), a wholly-owned, indirect subsidiary of the Company. The Origination Trust then contributed 56 of its Revenue Bonds, with an aggregate outstanding bond amount of approximately
$505  million,  to  CharterMac  Owner  Trust  I (the  "Owner  Trust")  which  is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2002, six such Series Trusts had been created: two "California only" series that had 16 issues of Revenue Bonds in the aggregate outstanding bond amount of approximately $118 million and four "National" (non-state specific) series that had 40 issues of Revenue Bonds in the aggregate outstanding bond amount of approximately $387 million.

Each Series Trust issues two equity certificates: (i) a Senior Certificate, which has been deposited into another Delaware business trust (a "Certificate Trust") which issues and sells "Floater Certificates" representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in each Series Trust, which has been issued to the Origination Trust. At December 31, 2002, the California only and National Series Trusts had Floater Certificates with an outstanding amount of $115 million and $341.5 million, respectively.

The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $199 million) are additional collateral for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance Certificate distributions for the benefit of the holders of the Floater Certificates and arranged for a liquidity facility, issued by a consortium of highly-rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in and does not control the Certificate Trusts.

The effect of the TOP structure is that a portion of the interest received by the Owner Trust on the Revenue Bonds it holds is distributed through the Senior Certificate to the holders of the Floater Certificates with the residual interest remitted to the Origination Trust (and thus to the benefit of the Company) via the Residual Certificate. The effect of the December 7, 2000 refinement of the TOP structure was to segregate the California-related Floater Certificates as they generally will pay distributions at lower rates than National (non-state specific) Floater Certificates and thus the yield on the Residual Certificates owned by the Origination Trust is increased.

The Company's cost of funds relating to the TOP (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 2.4%, 3.5% and 5.4% for the years ended December 31, 2002, 2001 and 2000, respectively before the effects of hedging.

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

In order to facilitate the securitization under the P-FLOATS program, the Company has pledged certain additional Revenue Bonds, cash and cash equivalents and temporary investments as collateral for the benefit of the credit enhancer, Merrill Lynch. At December 31, 2002, the total par amount of such additional Revenue Bonds, cash and cash equivalents and temporary investments pledged as collateral was approximately $180 million.

During the year 2002, the Company transferred six Revenue Bonds with an aggregate par amount of approximately $91 million to the P-FLOATS/RITES program and received proceeds of approximately $90.7 million. Additionally, the Company repurchased eight Revenue Bonds with an aggregate par value of approximately $67 million.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 2.4%, 3.7% and 5.0%, for the years ended December 31, 2002, 2001 and 2000, respectively before the effects of hedging.

Other Debt

In conjunction with the acquisition of PW Funding, the Company, through its subsidiary CM Corp., borrowed approximately $27.3 million ("the PWF Acquisition Loan"). CM Corp. may request a resizing of the loan, up to the maximum facility size of $40 million, in order to generate additional funding ("Final Advance") that may be required in connection with CM Corp.'s acquisitions of the remaining 20% stock ownership of PWF. The Final Advance would equal the lesser of 100% of the cost of the remaining 20% equity interests of PWF or an amount that represents an overall maximum advance of 75% of the value of the PWF mortgage servicing portfolio at the time of the Final Advance.

The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%. The loan was interest only for the first twelve months. Beginning in January 2003 and through the remaining loan term, quarterly straight-line principal amortization on the Initial Advance is paid based on a ten-year amortization period. Additionally, after receiving the Final Advance, additional quarterly straight-line principal amortization payments on the Final Advance will be made based on the remaining years of the amortization period for the Initial Advance.

PWF established a $100 million secured, revolving mortgage warehouse facility in December 2001, subject to annual renewal during December of each year. CM Corp. is a guarantor of this warehouse facility. The interest rate for each warehouse advance is the federal funds rate plus 125 basis points. The interest rate as of December 31, 2002 was 2.48%. At December 31, 2002, PWF had out-standing borrowings under the facility of approximately $41.3 million. At
December 31, 2002, the Company was in compliance with all covenants of the facility.

The $100 million facility replaced PWF's $50 million multi-family revolving warehouse facility, which expired on May 31, 2002. At December 31, 2001, the $50 million facility had outstanding borrowings of $29.3 million at an interest rate of 30-day LIBOR plus 1.00%, which at December 31, 2001, was 4.0%. Borrowings under the $50 million facility were collateralized by PWF's ownership interests in the original mortgage notes. At December 31, 2001, PWF was in compliance with all covenants of the $50 million facility. This facility was repaid during the first quarter of 2002.

PWF was the guarantor for a $35 million loan and security agreement for Larson, which expired on May 31, 2002. The interest rate for the agreement was the lower of 30 day LIBOR plus 209 basis points or the 30-day Treasury Bill rate plus 205 basis points. At December 31, 2001, there were no outstanding borrowings under the agreement.

Competition

The Company, from time to time, may be in competition with private investors, regional investment banks, mortgage banking companies, lending institutions, quasi-governmental agencies such as Fannie Mae and Freddie Mac, trust funds, mutual funds, domestic and foreign credit enhancers, bond insurers, investment partnerships and other entities with objectives similar to the Company. Although the Company operates in a competitive environment, competitors focused on providing tax-exempt financing on multifamily housing consistent with the Company's custom-designed programs are relatively few.

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

In addition, through PWF, the Company is also in competition with 25 other licensed DUS lenders which originate multi-family mortgages on behalf of Fannie Mae. However, PWF through its affiliation with the Company, is better positioned to offer a full range of financing programs on both affordable and market-rate multi-family housing. PWF's origination groups are able to cross market the Company's tax-exempt Revenue Bonds and Related Capital's Low Income Tax Credit equity with its loan products, thereby offering developers a single, streamlined execution.

The Manager and/or its affiliates have formed, and may continue to form, various entities to engage in businesses that may be competitive with the Company. At this time, there is no other such business that has a tax-exempt execution. However, the Company's relationship with the Manager and its affiliates offers developers different products for all their financing needs, including pre-development loans, bridge loans and Low Income Housing Tax Credit Equity. These "Capital Solutions" enable developers to have a single, streamlined process, which reduces the time and cost of financing. As a result, the savings in time and up-front costs and the certainty of execution that the Company offers developers enables the Company to receive above-market rates of interest on our Revenue Bonds.

Employees

CharterMac and each of its subsidiaries have entered into separate management agreements with Related Charter L.P. and/or CM Corp. pursuant to which they provide each respective entity with investment advice, portfolio management, and all other services vital to such entity's operations.

Prior to the acquisition of PWF in December 2001, the Company had no employees. PWF, which is a subsidiary of CM Corp., operates as a stand-alone entity and is actively self-managed with its own employees. Thus on a consolidated basis, the Company had 69 employees as of December 31, 2002. These employees are not a party to any collective bargaining agreement.

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

Additional    information    about   the   Company   is   also    available   at
www.chartermac.com.

Item 2.  Properties

The Company leases office space as follows (See Note 15 - Commitments and Contingencies of Item 8. Financial Statements and Supplementary Data):

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

On or about December 24, 2002, an alleged shareholder of the Company commenced a stockholder's derivative action ostensibly on behalf of the Company in the Supreme Court of the State of New York, County of Nassau, against each member of the Company's Board of Trustees and Related Capital Company ("RCC"). The case is entitled Dulitz v. Hirmes, et al., Index No. 02-020389, and the Company is named as a nominal defendant in the action. The plaintiff alleges that each of the members of the Board of Trustees and RCC allegedly breached fiduciary duties and/or aided and abetted breaches of fiduciary duties owed to the Company and its shareholders in approving the proposed acquisition of RCC by the Company. The complaint alleges, among other things, that the purchase price for RCC is excessive, the transaction has been pursued and structured solely for the benefit of the Trustees that are affiliated with RCC and the members of the Special Committee are not independent because they are supposedly "dominated or controlled" by the Trustees that are affiliated with RCC. The complaint further alleges that shareholder ratification of the proposed transaction supposedly will not be effective because the Trustees allegedly will not "disclose the true nature and purpose of the proposed transaction." The complaint seeks declaratory and injunctive relief, including enjoining the consummation of the proposed transaction, and unspecified amounts of compensatory damages, costs, disbursements and attorneys' fees. The individual defendants and RCC have informed the Company that they intend to defend against the claims vigorously.

Item 4.  Submission of Matters to a Vote of Shareholders

None.

                                     PART II

Item 5. Market for the Company's Common Shares and Related Shareholder Matters.

As of March 27, 2003, there were 3,383 registered shareholders owning 41,220,138. Common Shares. The Company's Common Shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol "CHC". Prior to October 1, 1997, there was no established public trading market for the Company's Common Shares.

The high and low prices for each quarterly period of the last two years during which the Common Shares were traded are as follows:




                                    2002                       2001
                                    ----                       ----

Quarter Ended                 Low           High          Low          High
-------------                 ---           ----          ---          ----

March 31                    $15.45        $16.79         $13.30      $16.10
June 30                     $15.53        $18.20         $14.21      $15.95
September 30                $14.75        $18.19         $15.00      $15.99
December 31                 $15.01        $18.44         $14.75      $16.48

The last reported sale price of Common Shares on the American Stock Exchange on March 27, 2003 was $17.75

The following table provides information related to the Company's Incentive Share Option Plan as of December 31, 2002:

                                          Equity Compensation Plan Information

                                   (a)                          (b)                     (c)

                                                                                Number of securities
                                                                                remaining available
                            Number of securities         Weighted-average       for future issuance under
                            be issued upon exercise      exercise price of      equity compensation plans
                            of outstanding options,      outstanding options,   (excluding securities
                            warrants and rights          warrants and rights    reflected in column a)
                            -----------------------------------------------------------------------------
Equity compensation plans
  approved by security holders      263,509                      $12.47                1,720,918(1)

Equity compensation plans
  Not approved by security
  holders                           --                           --                    --

Total                               263,509                      $12.47                1,720,918(1)


Notes:
(1) The Incentive Share Option Plan authorizes the issuance of options equal to 3% of the Common Shares outstanding as of December 31, of the preceding year, for any year the Company's distribution is in excess of $0.9517 per share, up to 10% of the total Common Shares outstanding at October 1, 1997 (2,058,748). The Company has reached the 10% cap.

Common Share Repurchase Plan

On October 9, 1998, the Board of Trustees authorized the implementation of a Common Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Common Shares. The repurchases, if any, are to be made in the open market and the timing is dependent on the availability of Common Shares and other market conditions. As of December 31, 2002, the Company has acquired 8,400 of its Common Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Common Shares are accounted for as treasury Common Shares of beneficial interest.

Other

Two of the Company's independent trustees are entitled to receive annual compensation for serving as trustees in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or Common Shares valued at their fair market value on the date of issuance. The third independent trustee is entitled to receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or Common Shares. As of December 31, 2002 and 2001, 1,830 and 2,001 Common Shares, respectively, having an aggregate value on the date of issuance of $30,000 each year, were issued to the independent trustees as compensation for services rendered during the years ended December 31, 2001 and 2000. The independent trustees also received an aggregate of 5,535 shares, worth $97,500 at the time of issuance, as payment for their work on the special committee analyzing the proposed acquisition of Related. An additional 1,728 shares, with an aggregate value of $30,000 at issuance, were issued to the independent trustees in January 2003 as compensation for their 2002 services.

Distribution Information

Distributions Per Share

The Company's earnings are allocated pro rata among the Common Shares and the Convertible CRA Shares (collectively, "Shares"), and the Convertible CRA Shares rank on parity with the Common Shares with respect to rights upon liquidation, dissolution or winding up of the Company. Quarterly cash distributions per Share for the years ended December 31, 2002 and 2001 were as follows:



                          Shareholders of the Company

Cash Distribution         Date              Per       Total Amount
for Quarter Ended         Paid             Share      Distributed
--------------------- --------------- -------------- ----------------

March 31, 2002           5/15/02           $0.31      $13,340,885
June 30, 2002            8/14/02            0.31       13,342,358
September 30, 2002      11/14/02            0.32       14,139,587
December 31, 2002        2/14/03            0.32       14,296,126
                                            ----       ----------
Total for 2002                             $1.26      $55,118,956
                                            ====       ==========

March 31, 2001           5/15/01           $0.275    $  6,954,856
June 30, 2001            8/14/01            0.275       9,064,756
September 30, 2001      11/15/01            0.290       9,575,495
December 31, 2001        2/15/02            0.300      11,012,485
                                            -----      ----------
Total for 2001                             $1.140     $36,607,592
                                            =====      ==========


In addition to the distributions set forth in the table above, the Company paid Related Charter, as Manager a special distribution (equal to .375% per annum of the total invested assets of the Company), which amounted to approximately $4.9 million and $3.6 million for the years ended December 31, 2002 and 2001, respectively.

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

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data".


                                                    For the Year Ended December 31, ($000s except for share data)
                                                    -------------------------------------------------------------


OPERATIONS                                     2002           2001           2000            1999                1998
----------                                   --------       --------       --------        ---------            -------

Total revenues                               $116,413       $ 74,625       $ 59,091        $ 40,437            $ 27,940

Operating expenses                            (33,397)        (6,074)        (4,563)         (3,151)             (2,391)
Interest expense and financing costs          (19,004)       (16,132)       (16,488)         (8,768)             (3,523)
Other-than-temporary impairments related
 to investments in Revenue Bonds                 (920)          (400)            --          (1,859)                 --
Equity in earnings of ARCap                     2,219            456             --              --                  --
Gain/(Loss) on repayment of Revenue Bonds
 and sales of loans                            14,568           (912)           645            (463)                 --
                                               ------        -------         ------         -------             -------
Income before allocation to preferred
 shareholders and minority interest            79,879         51,563         38,685          26,196              22,026
Income allocated to preferred shareholders
 of subsidiary                                (17,266)       (12,578)        (8,594)         (3,014)                 --
Income allocated to minority interest            (496)            --             --              --                  --
                                               ------        -------         ------         -------             -------
Income before provision for income taxes       62,117         38,985         30,091          23,182              22,026

Provision for income taxes                     (1,284)            --             --              --                  --
                                               ------        -------         ------         -------             -------
Net income                                   $ 60,833        $38,985        $30,091         $23,182             $22,026
                                              =======        =======        =======         =======             =======
Net income applicable to Shareholders (2)    $ 55,905        $35,010        $27,074         $20,951             $20,343
                                              =======        =======        =======         =======             =======
Net income per Share (2)
 Basic                                       $   1.31       $   1.14       $   1.22        $   1.02            $    .99
                                              =======        =======        =======         =======             =======
 Diluted                                     $   1.31       $   1.14       $   1.22        $   1.02            $    .98
                                              =======        =======        =======         =======             =======

Weighted average Shares outstanding

  Basic                                    42,697,195     30,782,161     22,140,576      20,580,756          20,587,151
                                           ==========     ==========     ==========      ==========          ==========
  Diluted                                  42,768,139     30,837,340     22,152,239      20,580,756          20,740,641
                                           ==========     ==========     ==========      ==========          ==========

FINANCIAL POSITION

Total assets                              $ 1,852,868   $  1,421,059    $   925,236    $   673,791          $   492,586
                                           ==========    ===========     ==========     ===========          ==========
Financing arrangements                    $   671,659   $    541,796    $   385,026    $   257,770          $   150,000
                                           ==========    ===========     ==========     ===========          ==========
Notes payable                             $    68,556   $     56,586    $        --    $         --         $        --
                                           ==========    ===========     ==========     ===========          ==========
Total liabilities                         $   821,031   $    663,659    $   399,222    $    268,239         $   165,092
                                           ==========    ===========     ==========     ===========          ==========
Preferred shares of subsidiary (subject to
 mandatory repurchase)                    $   273,500   $    218,500    $   169,000    $     90,000         $        --
                                           ==========    ===========     ==========     ===========          ==========
Total shareholders' equity/partners'
 capital                                  $   753,515   $    535,248    $   357,014    $    315,552         $   327,494
                                           ==========    ===========     ==========     ===========          ==========

DISTRIBUTIONS

Distributions to Series A preferred
shareholders                              $ 5,962,500    $ 5,962,500    $  5,962,500    $ 3,014,375                 N/A
                                           ==========     ==========     ===========     ==========
Distributions to Series A-1 preferred
 shareholders                             $ 1,704,000    $ 1,704,000    $    762,067            N/A                 N/A
                                           ==========     ==========     ===========
Distributions to Series B preferred
 shareholders                             $ 4,180,000    $ 4,180,000    $  1,869,389            N/A                 N/A
                                           ==========     ==========     ===========
Distributions to Series A-2 preferred
 shareholders                             $ 1,953,000    $   444,850            N/A             N/A                 N/A
                                           ==========     ==========
Distributions to Series B-1 preferred
 shareholders                             $ 1,258,000    $   286,544            N/A             N/A                 N/A
                                           ==========     ==========
Distributions to Series A-3 preferred
 shareholders                             $ 1,173,000            N/A            N/A             N/A                 N/A
                                           ==========
Distributions to Series B-2 preferred
 shareholders                             $ 1,035,000            N/A            N/A             N/A                 N/A
                                           ==========
Distributions to Shareholders (2)         $55,118,956    $36,607,592    $23,973,872     $20,478,112         $19,144,597
                                           ==========     ==========     ==========      ==========          ==========
Distributions per share (1)               $      1.26    $      1.14    $      1.07     $      1.00         $       .93
                                           ==========     ==========     ==========      ==========          ==========


Other Data

(1) Distributions per share are the same for both Common Shares and Convertible CRA Shares.

(2)  Includes common shareholders and Convertible CRA Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following is a summary of the Company's results of operations for the years ended December 31, 2002, 2001 and 2000. Net income for the years ended December 31, 2002, 2001 and 2000 was approximately $60.8 million, $39.0 million and $30.1 million, respectively.

2002 vs. 2001

For the year ended December 31, 2002 as compared to 2001, total revenues, total expenses and net income increased due to the net result of the acquisition of 72 Revenue Bonds and the repayment of 11 Revenue Bonds and three notes. Total revenues and expenses and net income also increased due to the December 2001 acquisition of PWF, the credit enhancement and yield guarantee transaction.

Interest income from Revenue Bonds increased approximately $21.2 million for the year ended December 31, 2002 as compared to 2001. This increase was primarily due to an increase in interest income of approximately $26.6 million from new Revenue Bonds acquired during 2002 and 2001 and an increase of approximately $1.6 million in contingent interest collections, partially off-set by a decrease in interest income of approximately $3.2 million due to the sale or repayment of Revenue Bonds.

Total revenues for the year ended December 31, 2002 increased by approximately $41.8 million, including the increases in interest income from Revenue Bonds noted above, approximately $18.2 million from PWF, $1.3 million in fees related to the credit enhancement transaction and approximately $1.4 million in fees from the LIHTC yield guarantee.

Interest expense and recurring fees increased approximately $2.9 million for the year ended December 31, 2002 as compared to 2001, primarily due to higher interest expense on the interest rate swaps and a higher level of borrowing throughout the year.

General and administrative expenses increased approximately $18.2 million for the year ended December 31, 2002 as compared to 2001 primarily due to the addition of PWF's expenses and the growth of the Company.

Income allocated to minority interest of approximately $496,000 for the year ended December 31, 2002 represents PWF's third party continued 20% ownership.

Amortization increased approximately $8 million for the year ended December 31, 2002 as compared to 2001 primarily due to amortization of mortgage servicing rights at PWF.

Income allocated to preferred shareholders of subsidiary for the year ended December 31, 2002 as compared to 2001 increased approximately $4.7 million due to the preferred offerings consumated on October 9, 2001 and June 4, 2002.

During the year ended December 31, 2002, the Company recognized net gains on repayments of Revenue Bonds of approximately $3.9 million, versus a net loss for 2001 of approximately $912,000, due to the number and size of Revenue Bonds repaid or sold. Additionally, during the year end December 31, 2002, the Company recognized gains on sales of loans of approximately $10.7 million due to PWF's activities.

During the year ended December 31, 2001, the Company wrote down the Lexington Trails Revenue Bond in the amount of $400,000. The Company has continued to seek a buyer for the Lexington Trails property and feels it may be necessary to restructure the debt on the Underlying Property, so felt it prudent to take a further write down of approximately $920,000.

2001 vs. 2000

For the year ended December 31, 2001 as compared to 2000, total revenues, total expenses and net income increased due to the net result of the acquisition of 42 Revenue Bonds and the repayment of three Revenue Bonds.

Interest income from Revenue Bonds increased approximately $15.8 million for the year ended December 31, 2001 as compared to 2000. This increase was primarily due to an increase in interest income of approximately $21.9 million on new Revenue Bonds acquired during 2001 and 2000, partially offset by a decrease in additional base interest, contingent interest and a decrease in interest income due to Revenue Bond repayments.

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

Total expenses for the year ended December 31, 2001, increased by approximately $1.6 million primarily due to increases in bond servicing costs, general and administrative expenses and amortization due to the acquisition of 42 new Revenue Bonds during the year and a loss on impairment of $400,000 taken against the Lexington Trails Revenue Bond, partially offset by a decrease in interest expense due to lower interest rates and the refinement of the Private Label Tender Option Program. During 2001, Lexington Trails failed to make the regular interest payments due of $210,000 for the period from April through September. As a result this bond was written down to the estimated fair value of the underlying property of approximately $4.5 million.

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

As of December 31, 2001, the Company recorded an unrealized gain on its Revenue Bonds of approximately $262,000 versus a net unrealized loss in 2000 of approximately $22.9 million. The large fluctuation between the years was due to declining interest rates and is recorded as part of other comprehensive income in the consolidated statements of changes in shareholders' equity.

Acquisitions and Dispositions of Revenue Bonds

During 2002, the Company acquired Revenue Bonds with an aggregate par value of approximately $457 million, not including bond selection fees and expenses of approximately $10 million.



                      Acquisitions for the Year Ended December 31, 2002
                      -------------------------------------------------
                                                                                     Bond
                                                                      Aggregate     Interest
                                      Closing                         Purchase       Rate
        Property/Bond Name              Date    Par Amount            Price (a)    at 12/31/02
        ----------------------------- --------- -----------        -------------- ------------

         West Oaks                    Feb-02   $10,150,000           $10,376,008        7.500%
         Circle S                     Feb-02     9,300,000             9,511,859        7.500%
         Circle S                     Feb-02     1,925,000             1,963,500        8.750%
         Faircliff                    Mar-02     7,000,000             7,152,289        7.900%
         Johnston Mill               April-02   16,000,000            16,378,889        6.900%
         Johnston Mill               April-02      500,000               510,000        8.000%
         Bryte Gardens               April-02    5,358,800             5,501,960        7.000%
         Meridian                    April-02    8,255,000             8,420,100        7.500%
         Meridian                    April-02      375,000               382,500        8.750%
         Stonebridge                  May-02     5,270,000             5,387,215        7.000%
         Oaks At Brandlewood          May-02    12,725,000            12,979,500        7.000%
         Oaks At Brandlewood          May-02     1,200,000             1,224,000        8.750%
         Lansing Heights              May-02     8,320,500             8,486,910        6.800%
         Lansing Heights              May-02       231,500               236,130        6.800%
         Clearwood Villas             May-02    15,000,000            15,311,843        7.000%
         Clearwood Villas             May-02       125,000               127,500        9.000%
         Viewcrest Villages           May-02     8,723,200             8,897,664        8.000%
         Viewcrest Villages           May-02     2,180,800             2,224,416        8.750%
         Matthew Ridge                May-02    10,968,000            11,187,360        7.150%
         Cobblestone Landing          May-02    11,500,000            11,740,399        6.900%
         Lincoln Park                 May-02     4,900,000             4,998,364        7.750%
         Georgia King                 May-02    16,075,000            16,484,823        8.000%
         Georgia King                 May-02     8,925,000             9,103,500        7.000%
         Colonial Park               June-02     8,200,000             8,364,198        7.500%
         Colonial Park               June-02       375,000               382,500        8.750%
         Willow Creek                June-02     4,130,000             4,223,252        7.000%
         Laguna Pointe               June-02    13,300,000            13,584,323        7.500%
         Lakeside Villas             June-02     6,020,000             6,140,400        7.250%
         Lakeside Villas             June-02     2,600,000             2,652,000        7.000%
         Lakeside Villas             June-02     1,350,000             1,377,000        6.750%
         Inverness Centre             Aug-02     5,950,000             6,091,833        6.835%
         Inverness Centre             Aug-02       750,000               765,000        8.000%
         Pleasant Valley              Aug-02    15,000,000            15,317,330        6.750%
         Pleasant Valley              Aug-02     1,470,000             1,499,400        8.500%
         Briarwood Apts.              Aug-02     2,835,000             2,893,912        6.250%
         Briarwood Apts.              Aug-02       660,000               673,200        6.250%
         Briarwood Apts.              Aug-02       680,000               693,600        6.250%





                      Acquisitions for the Year Ended December 31, 2002
                      -------------------------------------------------
                                                                                     Bond
                                                                      Aggregate     Interest
                                      Closing                         Purchase       Rate
        Property/Bond Name              Date    Par Amount            Price (a)    at 12/31/02
        ----------------------------- --------- -----------        -------------- ------------



         Community Arms               Aug-02     6,245,000             6,378,363        7.000%
         Community Arms               Aug-02     1,015,000             1,035,300        7.000%
         Palm Terrace                Sept-02     1,000,000             1,020,000        9.500%
         Clarkridge Villas           Sept-02    14,600,000            14,901,921        7.000%
         Chapel Ridge Of Yukon       Sept-02     7,000,000             7,140,000        7.000%
         Pheasant Ridge              Sept-02     9,000,000             9,195,287        7.400%
         Pheasant Ridge              Sept-02     1,900,000             1,938,000        8.500%
         Emerald Bay                 Sept-02    10,570,000            10,789,678        5.500%
         Emerald Bay                 Sept-02     1,330,000             1,356,600        9.000%
         Magnolia Commons at
          Vicksburg                   Oct-02     8,700,000             8,881,167        6.750%
         Heatherwilde Villas          Oct-02    13,500,000            13,785,942        5.500%
         Heatherwilde Villas          Oct-02     1,500,000             1,530,000        5.500%
         Oak Hill                     Oct-02     8,300,000             8,473,590        6.500%
         Waterford Place II           Oct-02     2,102,000             2,319,413        6.500%
         Hickory Trace                Nov-02    11,920,000            12,158,400        7.000%
         Allapatah Gardens            Nov-02     4,850,000             4,956,774        7.150%
         Green Crest                  Nov-02    12,500,000            12,759,348        7.000%
         Ironwood Crossing            Nov-02    15,000,000            15,300,000        5.500%
         Ironwood Crossing            Nov-02     1,970,000             2,009,400        8.750%
         Park Center                  Nov-02    15,000,000            15,368,750        6.375%
         Grove Apts                   Dec-02     8,270,000             8,441,114        4.000%
         Grove Apts                   Dec-02     3,055,000             3,116,100        4.000%
         Grove Apts                   Dec-02     1,475,000             1,504,500        4.000%
         Kensington Court             Dec-02    10,000,000            10,201,169        6.850%
         Southern Oaks                Dec-02    14,990,000            15,289,800        6.750%
         Creekside Landing            Dec-02     5,000,000             5,100,480        6.800%
         Creekside Landing            Dec-02     1,100,000             1,122,000        8.250%
         Chapel Ridge Of Jackson      Dec-02     5,000,000             5,101,489        6.750%
         Chapel Ridge Of Jackson      Dec-02       900,000               918,000        8.250%
         Rosemont                     Dec-02    14,990,000            15,292,800        6.750%
         Hickory Falls Apartment      Dec-02    12,350,000            12,609,757        5.000%
         Ecumenical Homes             Dec-02     2,793,000             2,858,576        6.875%
         Ecumenical Homes             Dec-02       556,000               567,120        6.875%
         Ecumenical Homes             Dec-02       165,000               168,300        9.000%
         Ecumenical Homes             Dec-02        86,000                87,720        6.875%
                                              ----------------------------------
                                              $457,059,800          $466,921,532
                                              ==================================



(a)  Includes bond selection fees and other direct costs of acquiring the bond.

During 2001, the Company acquired 42 Revenue Bonds with an aggregate par value of approximately $296 million, not including bond selection fees and expenses of approximately $6.4 million.



             Acquisitions for the Year Ended December 31, 2001
             -------------------------------------------------
                                                                     Bond
                                                     Aggregate     Interest
                               Closing                Purchase      Rate at
Project Name                     Date    Par Amount   Price (a)    12/31/01
----------------------------- --------- ----------- -----------    ---------

Draper Lane                    Feb-28  $11,000,000  $  11,260,970    10.000%
Sherwood Lake                  Apr-24    4,100,000      4,193,572     8.450%
Magnolia Arbors                Apr-26   12,500,000     12,789,997     7.500%
Magnolia Arbors                Apr-26    1,000,000      1,020,000     8.950%
Bluffview                      May-03   10,700,000     10,947,687     8.600%
Knollwood Villas               May-03   13,750,000     14,068,044     8.600%
Chapel Ridge of Lowell         May-18    5,500,000      5,613,165     5.500%
Belmont Heights Estates       June-06    7,850,000      8,030,136     8.150%
Arbors at Creekside           June-12    8,600,000      8,800,720     8.000%
Midtown Square                June-13    5,600,000      5,732,024     7.400%
Midtown Square                June-13      235,000        239,700     8.950%
Oakwood Manor                 June-26    5,010,000      5,144,488     8.500%
Oakwood Manor                 June-26      440,000        448,800     7.650%
Oakwood Manor                 June-26      765,000        780,300     9.500%
Cobb Park                     July-31    7,500,000      7,669,755     7.900%
Cobb Park                     July-31      285,000        290,700     9.500%
Palm Terrace                   Aug-15    4,460,000      4,564,483     8.400%
Palm Terrace                   Aug-15    1,542,381      1,573,229     9.500%
Lakewood Terrace               Aug-21    7,650,000      7,814,099     7.900%
Blunn Creek                    Aug-28   15,000,000     15,355,213     7.900%
Valley View & Ridgecrest       Oct-12    9,200,000      9,387,268     5.000%
Merchandise Mart               Oct-24   25,000,000     25,505,683     8.000%
Lakeline Apartments            Nov-06   21,000,000     21,442,825     8.100%
Lakeline Apartments            Nov-06      550,000        561,000     9.650%
Rivers Edge                    Nov-20   15,000,000     15,306,040     7.700%
Mecca Vineyards                Nov-29   13,040,000     13,300,800     7.750%
Mecca Vineyards                Nov-29    1,500,000      1,530,000     7.250%
Mecca Vineyards                Nov-29      360,000        367,200     9.000%
Westlake Village               Nov-30    6,425,000      6,553,500     7.200%
Westlake Village               Nov-30      575,000        586,500     8.000%
Silverwood                     Dec-11    3,300,000      3,366,000     8.000%
Silverwood                     Dec-11      525,000        535,500     8.750%
Riverside Meadows              Dec-13   11,500,000     11,732,121     7.500%
Riverside Meadows              Dec-13      200,000        204,000     8.750%
Oak Hollow                     Dec-18    8,625,000      8,797,500     7.900%
Hillside Apartments            Dec-18   12,500,000     12,760,859     7.900%
Hillside Apartments            Dec-18      400,000        408,000     9.250%
White Rock                     Dec-21   20,345,000     20,751,900     7.750%
White Rock                     Dec-21      430,000        438,600     9.500%
West Meadows                   Dec-21   13,000,000     13,262,208     5.000%
Ocean Ridge                    Dec-21    6,675,000      6,808,500     7.750%
Ocean Ridge                    Dec-21    2,325,000      2,371,500     8.750%
                                      ---------------------------
                                      $295,962,381   $302,314,586
                                      ---------------------------


(a)  Includes bonds selection fees and other direct costs of acquiring the bond.

During the period January 1, 2002 through December 31, 2002, eleven Revenue Bonds and three notes were sold or repaid as described in the table below.

      Dispositions for the Year Ended December 31, 2002
      -------------------------------------------------
                                                      Realized
                             Par        Amortized      Gains/
Property/Bond Name          Amount        Cost        (Losses)
------------------------ ------------ -------------- -----------
Bonds
-----
  Sunset Downs           $15,000,000  $11,360,289    $  389,711
  Chandler Creek          15,850,000   15,915,839       (65,839)
  Chandler Creek-
    Taxable                  350,000      350,000            --
  Sunset Creek             8,275,000    6,155,801       326,199
  Sunset Village          11,375,000    8,819,548        90,452
  Sunset Terrace          10,350,000    8,014,072        93,928
  River Run                7,200,000    7,238,328       (38,328)
  Park at Landmark         9,500,000    9,619,990       260,010
  Clarendon               17,600,000   14,684,445     2,915,555
  Bristol Village         17,000,000   17,082,110       (82,110)
  Chapel Ridge of
    Lowell                 5,500,000    5,609,166        (4,573)

Notes
-----
  Clarendon Hills          6,600,000    6,600,000            --
  Bristol Village            200,000      200,000            --
  Kingsbury                  550,000      550,000            --
                                                      ---------
                                                     $3,885,005
                                                      =========


During the period January 1, 2001 through December 31, 2001, three Revenue Bonds and one note were repaid and one RITE was terminated as described in the table below.

      Dispositions for the Year Ended December 31, 2001
      -------------------------------------------------
                                                       Realized
                            Par          Amortized      Gains/
 Property/Bond Name        Amount          Cost        (Losses)
--------------------- --------------- -------------- -----------
Bonds
-----
Greenway             $12,850,000     $12,744,443     $ 105,557
Rolling Ridge          4,925,000       5,989,416      (867,416)
Country Lake           6,255,000       6,400,979      (145,979)

Note
----
Country Lake           2,540,000       2,540,000             -

RITE
----
Courtyard                  5,000           8,766        (3,766)
                                                      ---------
                                                     $(911,604)
                                                      =========

Liquidity and Capital Resources


In order for the Company to fund its investments in Revenue Bonds and facilitate growth, the Company uses various sources of capital including two different methods of collateralized debt securitizations and preferred and common equity offerings. Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The following table summarizes, on a gross basis, the Company's capital raising activities, which are described in more detail below.



                                Amount of Capital Raised During (in $000's):
---------------------------------------------------------------------------------------------
    Capital Source                 2000 and prior     2001         2002
---------------------------------------------------------------------------------------------

    Equity:
    ------

    Preferred
    ---------
    Series A                        $  90,000     $      --    $      --
    Series A-1                         24,000            --           --
    Series A-2                             --        31,000           --
    Series A-3                             --            --       30,000
    Series B                           55,000            --           --
    Series B-1                             --        18,500           --
    Series B-2                             --            --       25,000
    Convertible CRA                    35,596            --       34,000
                                      -------      --------     --------
       Total                         $204,596     $  49,500    $  89,000
                                      -------      --------     --------

    Common
    ------
    May 2001                        $      --     $ 122,683    $      --
    November 2001                          --        55,140           --
    February 2002                          --            --       92,835
                                     --------      --------     --------
       Total                        $      --     $ 177,823    $  92,835
                                     --------      --------     --------

    Securitizations:
    ----------------

    Private Label Tender Option
      Program                       $ 275,000     $  75,000    $ 106,500
    P-Floats/RITES                    110,117        81,770       23,272
                                      -------      --------     --------
       Total                        $ 385,117     $ 156,770    $ 129,772
                                      -------      --------     --------

    Fleet: PW Acquisition           $      --     $  27,261    $      --
    ---------------------            --------      --------    ---------


    PW Warehouse Line               $      --     $  29,325    $  11,969
    -----------------                 -------      --------     --------

    Total of all capital activity   $ 589,713     $ 440,679    $ 323,576
                                     ========      ========     ========



Securitizations and Debt Financings
-----------------------------------

The Company has two primary securitization programs: the TOP and the P-FLOATS/RITES program. Securitizations continue to offer efficient execution and the lowest cost of capital, albeit with certain covenants and leverage limits. Pursuant to its Trust Agreement, the Company is only able to incur leverage or other financing up to 50% of the Company's Total Market Value; such terms are generally consistent or more conservative than leverage covenants on the Company' s securitized debt.

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

The Company  believes  that its  financing  capacity  and cash flow from current operations are adequate to meet its current and projected liquidity requirements. As of December 31, 2002, the Company has no off-balance sheet debt.

(i) Preferred Equity Issuances By Subsidiary

Since June 1999, the Company, through a subsidiary, has issued multiple series of Cumulative Preferred Shares. Proceeds from these offerings were used to invest in or acquire additional tax-exempt assets for the Company.


                                                          Liquidation
Preferred     Date of  Mandatory    Mandatory   Number     Preference    Total Face  Dividend
Series       Issuance   Tender     Repurchase  of Shares   per Share       Amount      Rate
------       --------   ------     ----------  ---------   ---------     ----------  --------

Series A     06/29/99  06/30/09     06/30/49      45     $2,000,000   $90,000,000     6.625%
Series A-1   07/21/00  06/30/09     06/30/49      48        500,000    24,000,000     7.100%
Series A-2   10/09/01  06/30/09     06/30/49      62        500,000    31,000,000     6.300%
Series A-3   06/04/02  10/31/14     10/31/52      60        500,000    30,000,000     6.800%
Series B     07/21/00  11/30/10     11/30/50     110        500,000    55,000,000     7.600%
Series B-1   10/09/01  11/30/10     11/30/50      37        500,000    18,500,000     6.800%
Series B-2   06/04/02  10/31/14     10/31/52      50        500,000    25,000,000     7.200%


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

The Series A, A-1, A-2 and A-3 Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to all classes or series of Convertible CRA Shares, Series B, B-1 and B-2 Subordinate Cumulative Preferred Shares and Common Shares of the of the Company. The Series B Subordinate Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to the Company's Common Shares and the Company's Convertible CRA Shares and junior to the Issuer's Series A, A-1, A-2 and A-3 Cumulative Preferred Shares.

Since inception, all quarterly distributions have been declared at each stated annualized dividend rate for each respective series and all distributions due have been paid. In February 2003, preferred shareholder distributions that were declared in December 2002, were paid to the preferred shareholders from cash flow from operations for the quarter ended December 31, 2002. The per share distributions declared and paid for this period were as follows:

                            Dividend per Share   Total Distribution
                            ------------------   ------------------


Series A; 6.625%             $ 33,125               $ 1,490,625
Series A-1; 7.100%           $  8,875               $   426,000
Series A-2; 6.300%           $  7,878               $   488,250
Series A-3; 6.800%           $  8,500               $   510,000
Series B;   7.600%           $  9,500               $ 1,045,000
Series B-1; 6.800%           $  8,500               $ 1,258,000
Series B-2; 7.200%           $  9,000               $   450,000

(ii) Convertible Community Reinvestment Act Preferred Share Offerings

On May 10, 2000, the Company completed an offering of approximately $26.4 million, net of underwriters discount, of Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") to three financial institutions (1,946,000 Convertible CRA Shares priced at $14.13 per share). On December 14, 2000, the Company completed an additional offering of approximately $8.7 million, net of underwriters discount, of Convertible CRA Shares to three additional financial institutions (644,000 Convertible CRA Shares priced at $14.13 per share). On May 24, 2001, the Company bought back 707,636 Convertible CRA Shares, issued May 10, 2000, at $12.70 per share for a total purchase price of approximately $9.0 million.

During July and November 2002, the Company issued approximately 1.4 million and 576,000 Series A Convertible CRA Shares, respectively. The shares were priced at $17.43 and $17.37, respectively, raising proceeds net of underwriters discount, for the two issuances of approximately $32.5 million.

As of December 31, 2002, the Company had outstanding, 3,835,002 Convertible CRA Shares, which are convertible at the holders option into 3,717,301 Common Shares.

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

Issuance Date    Conversion Price       Conversion Ratio
-------------    ----------------       ----------------

May 10, 2000          $15.33                   0.9217
December 14, 2000     $14.60                   0.9678
July 15, 2002           N/A                    1.0000
November 21, 2002       N/A                    1.0000

(iii) Private Label Tender Option Program

On May 21, 1998, the Company closed on its TOP in order to raise additional capital to acquire additional Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400 million. On December 7, 2000, the Company refined the structure the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500 million. In addition, the TOP's surety commitment was extended for a five-year term. The liquidity commitment is a one-year renewable commitment. The Company expects to renew or replace such commitments upon expiration of their terms.

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

The balance of the TOP at December 31, 2002 (the equity in the Owner Trust, represented by the Senior Certificate), was $456.5 million. The Company's floating rate cost of funds relating to the TOP (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 2.4%, 3.5% and 5.4% for the years ended December 31, 2002, 2001 and 2000, respectively.

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

During the year 2002, the Company transferred six Revenue Bonds with an aggregate face amount of approximately $91 million to P-FLOATS/RITES program and received proceeds of approximately $90.7 million. Additionally, the Company repurchased eight Revenue Bonds with an aggregate face value of approximately $67 million.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 2.4%, 3.7% and 5.0%, annualized, for the years ended December 31, 2002 and 2001 and 2000, respectively.

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

The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%. The loan is interest only for the first twelve months. Beginning in January 2003 and through the remaining loan term, quarterly straight-line principal amortization on the Initial Advance is paid based on a ten-year amortization period. Additionally, after receiving the Final Advance, additional quarterly straight-line principal amortization payments on the Final Advance will be made based on the remaining years of the amortization period for the Initial Advance.

PWF established a $100 million secured, revolving mortgage warehouse facility, subject to annual renewal during December of each year. CM Corp is a guarantor of this warehouse facility. The interest rate for each warehouse advance is the Fed Funds rate plus 1.25% (2.48% at December 31, 2002). At December 31, 2002, the amount outstanding was $41.3 million. There were no outstanding borrowings under the facility at December 31, 2001. At December 31, 2002 the Company was in compliance with all covenants of the facility.

The $100 million facility replaced PWF's $50 million multi-family revolving warehouse facility, which expired on May 31, 2002. At December 31, 2001, the facility was temporarily increased to $160 million and had outstanding borrowings of $ 29.3 million at an interest rate of 30-day LIBOR plus 1.00%, which resets daily, with a LIBOR floor of 3%. At December 31, 2001, the interest rate was 4.0%. Borrowings under the line of credit are collateralized by PWF's ownership interests in the original mortgage notes. At December 31, 2001, PWF was in compliance with all covenants of the facility. This facility was repaid during the first quarter of 2002.

PWF was the guarantor for a $35 million loan and security agreement for Larson, which expired on May 31, 2002. The interest rate for the agreement was the lower of 30 day LIBOR plus 209 basis points or the 30 day Treasury Bill rate plus 205 basis points. At December 31, 2001, there were no outstanding borrowings under the agreement. At December 31, 2001, the Company and Larson were in compliance with all covenants of the agreement.

Critical Accounting Policies

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the consolidated financial statements in this annual report on Form 10-K.

Investment in Revenue Bonds and Promissory Notes Receivable

The Company accounts for its investments in Revenue Bonds as available-for-sale debt securities under the provisions of SFAS 115.

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

The Manager's bond review committee which meets monthly to review the status of the Revenue Bond portfolio. The committee maintains a "watch list" of Revenue Bonds where the underlying property may be experiencing difficulties. These underlying properties are identified taking into account a number of factors, including but not limited to, construction cost overruns, delays in completing construction, occupancy shortfalls and lower than expected debt service coverage ratios. In those instances where an underlying property has been identified as possibly experiencing problems, members of the review committee work with the borrower to attempt to resolve any issues. Actions taken at this point could include recommending a change in the property management agent or such actions as extending the term of the bond, making additional advances, or reducing required payments. If, in the judgment of the Manager, it is determined probable that the Company will not receive all contractual payments required, when they are due, the bond is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

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

Mortgage Banking Activities

Fannie Mae Program - The Company, through PWF, is approved by Fannie Mae as a DUS. Under the Fannie Mae DUS product line, the Company originates, underwrites and services mortgage loans on multi-family residential properties and sells the loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II, or III. As of December 31, 2002, all of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae sustains any remaining loss.

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

The Company maintains an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. This judgment is based upon various risk assessments including the value of the collateral, the operating results of the properties, the borrower's financial condition and the Company's loss experience. The Company's bond review committee meets monthly to review the status of PWF's loan portfolio and after review of the risk assessment factors may place a loan on the "watch list". Such loans are tracked more closely and the committee may contact the borrowers in an attempt to resolve any issues, taking steps similar to those discussed above for Revenue Bonds.

FHA Program - The Company, through PWF and its subsidiaries, is approved by the U.S. Department of Housing and Urban Development ("HUD")/FHA as nonsupervised mortgagees. The Company, through PWF, is also approved by the Government National Mortgage Association ("GNMA") as a GNMA seller/servicer. As of December 31, 2002, the Company serviced approximately $337.2 million of loans under the FHA 223(f), 232, and 242 Programs, of which approximately $127.6 million had GNMA securities outstanding.

Freddie Mac Program - The Company, through PWF and its subsidiaries, is an approved Freddie Mac seller/servicer of mortgage loans. At December 31, 2002, the Company had approximately $548.3 million of such loans in its portfolio. A substantial portion of the underlying properties subject to these mortgages are located in New Jersey.

Other Programs - The Company's PWF subsidiary also originates, underwrites and services multi-family and commercial mortgages for insurance companies, and banks. The servicing for these loans is generally retained by the Company. At December 31 2002, the Company had approximately $179.8 million of such loans in its portfolio.

Mortgage banking fee revenues earned from arranging financings under the Fannie Mae DUS product line, Freddie Mac, FHA, banking and other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan thereafter is fixed. Revenue from servicing the loan portfolio is recognized on an accrual basis.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair value. Mortgage servicing rights are being carried at their adjusted cost basis.

SFAS No. 140 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized in the Consolidated Statements of Income during the applicable period through additions to a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. Subsequent to the initial measurement of impairment, the valuation allowance is adjusted to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as mortgage servicing rights (net of amortization ), however, is not recognized. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratify those rights based on the predominant risk characteristics of the underlying loans.

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

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate the Company's exposure to rising interest rates, the Company has not designated this interest rate cap as a hedging derivative. At December 31, 2002, this interest rate cap was recorded as an asset with a fair market value of $61,054 included in interest rate derivatives in the Consolidated Balance Sheets. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income.

Income Taxes

Prior to 2001, the Company had no provision or benefit for income taxes have since any income or loss passes through to, and is reportable by, the shareholders on their respective income tax returns. Effective July 1, 2001, the Company began operation of CM Corp., a new wholly-owned, taxable subsidiary, which will conduct the taxable business of the Company, such as credit enhancement and other types of guarantee transactions., and therefore, the Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company assesses the likelihood that any tax benefits may not be completely or partially available and will establish an appropriate allowance for any such benefits.

Credit Enhancement and Yield Guarantee Transactions

The Company has expanded its lines of business to include credit enhancement and yield guarantee transactions, for which the Company receives a fee, either on a monthly basis over the life of the transaction, or a lump-sum, up-front fee. The monthly fees are recognized as income when they become due. The up-front fees are deferred and recognized on a straight-line basis over the life of the guarantee.

The Company evaluates the ongoing risk in each credit enhancement and guarantee transaction and should the Company determine the risk of loss is probable, would record a provision for loss. Such provision could be material.

Commitments and Contingencies

PWF. Through PWF, the Company originates and services multi-family mortgage loans for Fannie Mae, Freddie Mac and FHA. PWF and its subsidiaries' mortgage lending business is subject to various governmental and quasi-governmental regulation. PW Funding and/or its subsidiaries, collectively, are licensed or approved to service and/or originate and sell loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally chartered, investor-owned corporations. These agencies require PWF and its subsidiaries to meet minimum net worth and capital requirements and to comply with other requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.

The Company shares the risk of loss for loans it originates under the Fannie Mae program, as described above. The Company's bond review committee meets monthly to review the status of the portfolio in an effort to identify loans that may be experiencing problems. Based on these reviews and possible communication with borrowers, the Company estimates its possible loses and adjusts its allowance for loan loss accordingly. The Company feels confident the current allowance for loan losses, of approximately $4.3 million at December 31, 2002, is adequate to provide for any estimated losses.

Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

Credit Enhancement. On December 31, 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and The Related Companies, L.P. (TRCLP). The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the $46.9 million first loss position. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as a security therefore, have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. The Related Companies, L.P. is an affiliate of Related.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of December 31, 2002, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty.

IRR Guarantee. During July 2002, the Company entered into two agreements with an unrelated third party (the "Primary Guarantor") to guarantee an agreed-upon internal rate of return ("IRR") for a pool of 11 multi-family properties owned by RCGCP for which the Company will receive two guarantee fees totaling approximately $5.9 million.

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

In connection with the transaction, the Company posted $18.2 million of Revenue Bonds as collateral to the Primary Guarantor, which will be reduced to approximately $1.4 million over a period of up to 20 years as the properties reach certain operating benchmarks. In addition, the Company agreed to subordinate 25% of each of the bonds it acquired that are secured by the properties and to not use the subordinated portion of such bonds as collateral in connection with any borrowings.

To mitigate risk, the Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by TRCLP. If the Company's acquisition of Related is completed, then this guarantee will no longer be in force. As of December 31, 2001, TRCLP had a GAAP net worth of approximately $179.3 million with liquid assets of approximately $54.9 million. In addition, the developers of each of the properties have also been required to give recourse completion, stabilization and operating deficit guarantees. TRCLP has also agreed, if needed, after construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

Credit Support for Construction Loans. During December 2002, the Company entered into two transactions related to two properties, Coventry Place and Canyon Springs. Pursuant to the terms of these deals, the Company will provide credit support to the construction lender for project completion and FMNA conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert.

Up until the point of completion, the Company will guaranty the construction lender reimbursement of any draw on its construction letter of credit up to 40% of the stated amount of the Letter of Credit. Following completion, up until the project loan converts to permanent loan status, the Company will guarantee the full amount of the letter of credit. The developer has also issued several guarantees to the construction lender, each of which would be called upon before the Company's guarantees, and each of which would be assigned to the Company should its guarantees are called.

Once the construction loans convert to permanent loans, the Company is obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any. The subordinated bonds will bear interest at 10%. Under FNMA guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

Forward Commitments. Also, during December 2002, the Company entered into two forward commitment transactions related to Auburn Glenn and Cottonwood. Pursuant to the terms of the transactions, a third party, unrelated lender will advance funds to the developers, as needed, at a floating rate. At the completion of construction, the Company is obligated to acquire the permanent Revenue Bonds at a predetermined price and interest rate. The Company has designated these two derivatives as hedges against the cash flow to be received from these investments.

Leases. Minimum annual rentals, under non-cancelable leases for a office space, are as follows:

                               2003             $  639,000
                               2004                536,000
                               2005                387,000
                               2006                350,000
                               2007                 85,000
                                              ------------
                                                $1,997,000
                                              ============

Leases contain provisions for escalation based on certain increases in costs incurred by the lessors.

Income Taxes

CharterMac is organized as a Delaware Statutory Trust and, for tax purposes, is classified as a partnership. Almost all of the Company's recurring income is tax-exempt and from time to time CharterMac may sell or securitize various assets which may result in capital gains and losses. This tax structure allows CharterMac to have the pass-through income characteristics as a partnership for both taxable and tax-exempt income. CharterMac does not pay tax at the partnership level. Instead, the distributive share of CharterMac's income, deductions and credits reported to each shareholder for inclusion on their respective income tax return. The tax-exempt income derived from most of CharterMac's Revenue Bonds remains tax-exempt as it is passed through to shareholders. Any cash dividends received by CharterMac from subsidiaries, organized as corporations, will be recorded as dividend income for tax purposes (such subsidiaries, created in 2001, distributed no dividends during 2001). Approximately 96%of CharterMac's tax basis income for each of the years ended
December 31, 2002, 2001 and 2000, was tax-exempt for federal income tax purposes.

During 2001, the Company restructured its operations into two segments, an investing segment and an operating segment. The investing segment invests primarily in tax-exempt Revenue Bonds. The operating segment, which is directly and wholly owned by CharterMac, generates taxable investment and fee income through direct investment or through its PWF subsidiary. The Company provides for income taxes in accordance with FAS 109. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Company derives a substantial portion of its income from ownership of first mortgage "Private Activity Bonds." The interest from these bonds is generally tax-exempt from regular Federal income tax. However, the Tax Reform Act of 1986 classifies the interest earned on Private Activity Bonds issued after August 7, 1986 as a tax preference item for alternative minimum tax purposes ("AMT"). The percentage of the Company's tax-exempt interest income subject to AMT for the years ended December 31, 2002, 2001 and 2000 was approximately 85%, 79% and 88% respectively. AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the vast majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of the Company's income that is exempt from federal income tax may be different for each shareholder depending on that shareholder's individual tax situation.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability or an asset retirement obligation be recorded in the period in which it is incurred. SFAS No. 143 became effective until January 1, 2003. The implementation of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria of extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations". The revision of SFAS No. 4 is effective January 2003. The implementation of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective until January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has entered into one credit enhancement transaction and two yield guarantee transactions. The fee for the credit enhancement transaction is received monthly and recognized as income when due. The fee for the first yield guarantee transaction was received in advance was deferred and is being amortized over the guarantee period. The Company believes that the fees received approximate the fair value of the obligations undertaken in issuing the guarantees; therefore, the Company's current accounting for these guarantees will not be affected by this Interpretation.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB statement No. 123. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation. Because the Company currently accounts for its stock options using the fair value method, implementation of this statement will not have an impact on the Company's consolidated financial statements. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provision of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than July 1, 2003. The Company believes at this time, it has no variable interests in variable interest entities requiring consolidation.

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

Item 7.  Quantitative and Qualitative Disclosures About Market Risk

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

Real Estate Risk

The Company derives income by investing in Revenue Bonds secured by multi-family, affordable, residential properties. Investing in such Revenue Bonds collateralized by such properties subjects the Company to various types and degrees of risk that could adversely affect the value of the Company's assets and the Company's ability to generate revenue. The factors that may reduce the Company's revenues, net income and cash available for distributions to shareholders include the following: the property securing a Revenue Bond may not generate income sufficient to meet its operating expenses and debt service on its related Revenue Bond; economic conditions, either local, regional or national, may limit the amount of rent that can be charged for rental units at the properties, and may result in a reduction in timely rent payments or a reduction in occupancy levels; occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements; federal LIHTC and city, state and federal housing subsidy or similar programs which apply to many of the properties, could impose rent limitations and adversely affect the ability to increase rents to maintain the properties in proper condition during periods of rapid inflation or declining market value of such properties; and, if a Revenue Bond defaults, the value of the property securing such Revenue Bond (plus, for properties that have availed themselves of the federal LIHTC, the value of such credit) may be less than the face amount of such Revenue Bond.

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

The Company, through CM Corp., has floating rate debt related to the acquisition financing of PWF. PWF has loans receivable and short term borrowings related to its mortgage origination operations which are not expected to subject PWF to significant interest rate risk. PWF typically provides mortgages to borrowers (mortgages receivable) by borrowing from third parties (short-term borrowings). Since PWF's mortgages receivable are typically subject to a take-out commitment by Fannie Mae, Freddie Mac or FHA, the related borrowings to finance such mortgages are typically short-term. The interest income or expense that represents the difference between the interest charged to borrowers and the interest paid to PWF's lender during the warehousing period will be earned by PWF.

Other long-term sources of capital, such as the Company's various series of Cumulative Preferred Shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

A rising interest rate environment could reduce the demand for multi-family tax-exempt and taxable financing, which could limit the Company's ability to invest in Revenue Bonds or to structure transactions. Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multi-family housing.

An effective interest rate management strategy can be complex and no strategy can insulate the Company from all potential risks associated with interest rate changes. Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Beginning in 2001, based upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into interest rate swaps in order to hedge a portion of the risk of rising interest rates and the impact of such a rise on its TOP and P-Floats programs.

On January 5, 2001, the Company entered into a five-year interest swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest swap that fixes the BMA index to 3.64% on a notional amount of an additional $100 million. Interest rate swap agreements are subject to risk of early termination by the Company or the counterparty, possibly at times unfavorable to the Company and, depending on market conditions at the time, may result in the recognition of a significant gain or loss from changes in the market value of the hedging instrument. There can be no assurance that the Company will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated which would then fully expose the Company to interest rate risk to the extent of the balance of debt subject to such hedges. In addition, there is no assurance that the counterparty to these hedges will have the capacity to pay or perform under the stated terms of the interest rate swap agreement; however, the Company seeks to enter into such agreements with reputable and investment grade rated counterparties to mitigate this risk.

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate the Company's exposure to rising interest rates, the Company has not designated this interest rate cap as a hedging derivative.

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in the BMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $522 million ($672 million outstanding under these financing programs at December 31, 2002, less the $150 million notional amount subsequently hedged and assuming a perfect hedge correlation) the Company estimates that an increase of 1.0% in the BMA rate would decrease the Company's annual net income by approximately $5.2 million. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on Revenue Bonds.

The Company adopted statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, the Company has a strategy to reduce its interest rate risk through the use of interest rate swaps. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during 2001 or 2002, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At December 31, 2002, the combined fair market value of the two interest rate swaps and the interest rate cap was a net liability of approximately $5.5 million, included in interest rate swaps on the Consolidated Balance Sheets. Interest paid or payable under the terms of the swaps, of approximately $3.5 million, is included in interest expense for the year ended December 31, 2002.

At December 31, 2002, this interest rate cap was recorded as an asset with a fair market value of $61,054 included in interest rate derivatives in the Consolidated Balance Sheets. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, the Company projects, using the same methodology used to estimate the portfolio fair market value under FAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its December 31, 2002 value of approximately $1,579,590,000 to approximately $1,403,098,000. A 1% decline in interest rates would increase the value of the December 31, 2002 portfolio to approximately $1,816,819,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

Changes in interest rates would also affect both the PWF acquisition loan with Fleet and the PWF warehouse lines. A 1% change in the underlying interest rates would affect the Company's annual net income by approximately $686,000 (based on the outstanding balances at December 31, 2002 of approximately $27.3 million for the PWF acquisition loan and $41.3 million for the warehouse line).

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

Risk Associated with Securitization

Through securitizations, the Company seeks to enhance its overall return on its investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. In the Company's debt securitizations, an investment bank and/or credit enhancer provides liquidity to the underlying trust and credit enhancement to the bonds, which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity facilities are generally for one-year terms and are renewable annually. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact the Company's income. If the Company is unable to renew the liquidity or credit enhancement facilities, the Company would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bonds and its investment in the residual interests. If the Company is forced to liquidate its investment, the Company would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of December 31, 2002, $672 million of the senior interests were subject to annual "rollover" renewal for liquidity and credit enhancement, respectively. Of the $672 million, $456.5 million is credit enhanced by a longer-term facility by MBIA. The Company continues to review alternatives that would reduce and diversify risks associated with securitization.

Item 8. Financial Statements and Supplementary Data.
                                                                            Page
(a) 1.  Financial Statements                                                ----

        Independent Auditors' Report                                          32

        Consolidated Balance Sheets as of December 31, 2002 and 2001          33

        Consolidated Statements of Incomefor the years
        ended December 31, 2002, 2001 and 2000                                34

        Consolidated Statements of Changes in Shareholders' Equity
        for the years ended December 31, 2002, 2001 and 2000                  35

        Consolidated  Statements of Cash Flows for the years ended
        December 31, 2002, 2001 and 2000                                      37

        Notes to Consolidated Financial Statements                            39

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trustees
And Shareholders of
Charter Municipal Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of Charter Municipal Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Charter Municipal Mortgage Acceptance Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
New York, New York

March 7, 2003, except for Note 19, as to which the date is April 1, 2003

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             December 31,
                                                     -------------------------
                                                     2002                 2001
                                                     ----                 ----

                                     ASSETS

Revenue Bonds-at fair value                   $1,579,590             $1,137,715
Investment in ARCap                               19,054                 18,950
Guaranteed investment contracts                   19,642                 18,406
Temporary investments                              5,400                     --
Mortgage servicing rights - net of reserves
  of $4,271 and $1,937                            35,595                 33,708
Cash and cash equivalents                         55,227                105,364
Cash and cash equivalents-restricted               5,257                  4,670
Interest receivable - net                          9,020                  6,458
Promissory notes and mortgages receivable         53,278                 45,022
Deferred costs - net of amortization of
  $8,451 and $6,187                               48,693                 34,666
Goodwill                                           4,793                  9,842
Other intangible assets - net of amortization
  of $1,750 and $1,272                            11,316                  3,154
Other assets                                       6,003                  3,104
                                               ---------              ---------

Total assets                                  $1,852,868             $1,421,059
                                               =========              =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Financing arrangements                      $   671,659             $  541,796
 Notes payable                                    68,556                 56,586
 Interest rate derivatives                         5,504                  2,958
 Accounts payable, accrued expenses and
   other liabilities                              12,736                 13,820
 Deferred Income                                   8,998                  2,870
 Due to Manager and Affiliates                     4,126                  2,266
 Due to FNMA                                      19,642                 18,406
 Distributions payable to preferred shareholders
  of subsidiary                                    4,724                  3,693
 Deferred tax liability                           10,790                 10,251
 Distributions payable to convertible CRA
  shareholders                                     1,125                    565
 Distributions payable to common shareholders     13,171                 10,448
                                               ---------              ---------

Total liabilities                                821,031                663,659
                                               ---------              ---------

Preferred shares of subsidiary
  (subject to mandatory repurchase)              273,500                218,500
                                               ---------              ---------

Minority interest in consolidated
  subsidiary                                       4,822                  3,652
                                               ---------              ---------
Commitments and contingencies

Shareholders' equity:
 Beneficial owners' equity -
   Convertible CRA shareholders
   (3,835,002 and 1,882,364 shares,
   issued and outstanding in 2002
   and 2001, respectively)                        58,174                 25,522
 Beneficial owner's equity-manager                 1,126                  1,070
 Beneficial owners' equity-other common
   shareholders (100,000,000 shares
   authorized; 41,168,618 issued and
   41,160,218 outstanding and 34,834,308
   issued and 34,825,908 outstanding in
   2002 and 2001, respectively)                  604,496                511,456
 Treasury shares of beneficial interest
   (8,400 shares)                                   (103)                  (103)
 Accumulated other comprehensive
   income (loss)                                  89,822                 (2,697)
                                              ----------             ----------

Total shareholders' equity                       753,515                535,248
                                              ----------             ----------

Total liabilities and shareholders' equity    $1,852,868             $1,421,059
                                               =========              =========


                 See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)




                                                    Years Ended December 31,
                                         --------------------------------------------
                                           2002              2001            2000
                                         ----------        ----------      ----------

Revenues:
 Interest income:
  Revenue Bonds                        $  92,681        $   71,500       $    55,709
  Temporary investments                    1,293             1,279             2,380
  Promissory notes and mortgages
    receivable                               709             1,184             1,002
 Mortgage banking fees                     5,710                --                --
 Mortgage servicing fees                   7,971                --                --
 Other income                              8,049               662                --
                                        --------         ---------        ----------
  Total revenues                         116,413            74,625            59,091
                                        --------         ---------        ----------

Expenses:
 Interest expense                         15,823            13,641            14,291
 Recurring fees relating to the
  Private Label Tender Option
  Program                                  3,181             2,491             2,198
 Bond servicing                            3,530             2,454             1,817
 General and administrative               20,976             2,755             2,168
 Depreciation and amortization             8,891               865               577
 Loss on impairment of assets                920               400                --
                                        --------         ---------        ----------
  Total expenses                          53,321            22,606            21,051
                                        --------         ---------        ----------

Income before gain (loss) on
 repayment of Revenue Bonds,
 gain on sale of loans
 and equity in earnings of ARCap          63,092            52,019            38,040

Equity in earnings of ARCap                2,219               456                --

Gain on sales of loans                    10,683                --                --

Gain (loss) on repayment of
 Revenue Bonds                             3,885              (912)              645
                                        --------         ---------        ----------

Income before allocation to preferred
 shareholders of subsidiary and
 minority interest                        79,879            51,563            38,685

Income allocated to preferred
 shareholders of subsidiary              (17,266)          (12,578)           (8,594)

Income allocated to minority
 interest                                   (496)               --                --
                                        --------         ---------        ----------

Income before provision for income
 taxes                                    62,117            38,985            30,091

Provision for income taxes                (1,284)               --                --
                                        --------         ---------        ----------

  Net income                           $  60,833        $   38,985       $    30,091
                                        ========         =========        ==========

Allocation of net income to:
 Special distribution to Manager       $   4,872        $    3,621       $     2,743
                                        ========         =========        ==========
 Manager                               $      56        $      354       $       274
                                        ========         =========        ==========

 Common shareholders                   $  52,516        $   32,558       $    25,501
 Convertible CRA Shareholders              3,389             2,452             1,573
                                        --------         ---------        ----------
  Total for shareholders               $  55,905        $   35,010       $    27,074
                                        ========         =========        ==========
Net income per share:
 Basic                                 $    1.31        $     1.14       $      1.22
                                        ========         =========        ==========
 Diluted                               $    1.31        $     1.14       $      1.22
                                        ========         =========        ==========

Weighted average shares
 outstanding:

 Basic                                42,697,195        30,782,161        22,140,576
                                      ==========        ==========        ==========
 Diluted                              42,768,139        30,837,340        22,152,239
                                      ==========        ==========        ==========



          See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                     Beneficial
                                      Owners'                    Beneficial                                Accumulated
                                      Equity-     Beneficial      Owners'      Treasury                    Other Com-
                                     Convertible   Owner's        Equity-     Shares of                    prehensive
                                      CRA Share-   Equity-        Other       Beneficial    Comprehen-      Income
                                       holders     Manager      Shareholders   Interest     sive Income     (Loss)      Total
                                     ----------   --------      ------------  ----------    ------------   ----------   -----
Balance at January 1, 2000            $     --    $   442      $    312,800  $    (103)                   $    2,413   $ 315,552

Comprehensive income:
Net income                               1,573      3,017            25,501                $    30,091                    30,091
Other comprehensive loss:
 Net unrealized loss on Revenue
  Bonds
 Net unrealized holding loss arising                                                           (24,635)
  during the period
 Add: Reclassification adjustment for
  losses included in net income
                                                                                                  (645)
                                                                                             ---------
Total other comprehensive loss                                                                 (25,280)      (25,280)    (25,280)
Comprehensive income                                                                         ---------
                                                                                           $     4,811
                                                                                             =========
Issuance of Common Shares                                            29,175         --                                    29,175
Issuance of Convertible CRA Shares      34,193                                                                            34,193
Distributions                           (1,369)    (2,743)          (22,605)        --                                   (26,717)
                                    ----------     ------       -----------   --------                                 ---------

Balance at December 31, 2000            34,397        716           344,871       (103)                      (22,867)    357,014

Comprehensive income:
Net income                               2,452      3,975            32,558                $    38,985                    38,985
Other comprehensive gain (loss):
 Net unrealized loss interest rate
  swaps                                                                                         (2,958)
 Net unrealized loss on Revenue
           Bonds:
 Net unrealized holding loss arising                                                            26,225
  during the period
 Add: Reclassification adjustment for net
  gain included in net income
                                                                                                (3,097)
                                                                                             ---------
Total other comprehensive gain                                                                  20,170        20,170      20,170
                                                                                             ---------

Comprehensive income                                                                       $    59,155
                                                                                             =========
Retirement of convertible CRA shares    (8,986)                                                                           (8,986)
Issuance of Common Shares                                           168,294                                              168,294
Distributions                           (2,341)    (3,621)          (34,267)                                             (40,229)
                                    ----------     ------       -----------                                            ---------

                                                                                                                      (continued)

                                   (continued)




         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                   Beneficial
                                    Owners'                      Beneficial                                Accumulated
                                    Equity-       Beneficial      Owners'      Treasury                    Other Com-
                                   Convertible     Owner's        Equity-     Shares of                    prehensive
                                    CRA Share-     Equity-        Other       Beneficial    Comprehen-      Income
                                     holders       Manager      Shareholders   Interest     sive Income     (Loss)      Total
                                   ---------      --------      ------------  ----------    ------------   ----------   -----


Balance at December 31, 2001            25,522      1,070         511,456        (103)                       (2,697)    535,248

Comprehensive income:
Net income                               3,389      4,928          52,516                  $   60,833                    60,833

Other comprehensive gain [loss]:
 Net unrealized loss on interest rate                                                          (2,607)
  derivatives
 Net unrealized gain on Revenue Bonds:
 Unrealized holding gain arising during                                                        99,011
  the period
Less: Reclassification adjustment for net
 gain included in net income                                                                   (3,885)
                                                                                            ---------
Total other comprehensive gain                                                                 92,519        92,519      92,519
                                                                                            ---------
Comprehensive income                                                                       $  153,352
                                                                                            =========
Issuance of Convertible CRA shares       32,523                                                                          32,523
Issuance of Common Shares                    --        --          92,383                                                92,383
Distributions                            (3,260)   (4,872)        (51,859)                                              (59,991)
                                        -------   -------        --------                                              --------

Balance at December 31, 2002           $ 58,174  $  1,126       $ 604,496    $   (103)                  $    89,822   $ 753,515
                                        =======   =======        ========     =======                     =========    ========




                 See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Dollars in thousands)




                                                     Years Ended December 31,
                                        ----------------------------------------------------
                                            2002                2001                2000
                                        ------------        ------------        ------------

Cash flows from operating
 activities:
 Net income                              $  60,833          $     38,985        $     30,091
 Adjustments to reconcile net
 income to net cash provided
 by operating activities:
 (Gain) loss on repayments of
   Revenue Bonds                            (3,885)                  912                (645)
 Loss on impairment of Revenue Bonds           920                   400                  --
 Other amortization                          2,836                   865                 577
 Amortization of other intangible assets       476                   475                 365
 Amortization of bond selection costs        1,782                 2,425                 938
 Amortization of mortgage servicing rights   7,684                    --                  --
 Amortization of interest income             2,617                    --                  --
 Accretion of deferred income and purchase
  accounting adjustment                         18                  (144)                (163)
 Income allocated to preferred
  shareholders of subsidiary                17,266                12,578                8,594
 Equity in earnings of ARCap, in excess
  of distributions received                   (104)                 (456)                  --
 Increase in mortgage servicing rights      (9,571)                   --                   --
 Income allocated to minority interest         496                    --                   --
 Issuance of shares of subsidiary-
  compensation expenses                        674                    --                   --
Changes in operating assets and
 liabilities:
  Interest receivable                       (2,562)               (1,255)              (2,279)
  Other assets                              (2,900)                 (167)                  51
  Due to FNMA                                1,236                    --                   --
  Guaranteed investment contracts           (1,236)                   --                   --
  Deferred Income                            2,008                 1,302                   --
Accounts payable, accrued expenses
 and other liabilities                      (1,053)                1,381                  212
  Deferred tax liability                       539                    --                   --
  Due to Manager and affiliates              1,623                   629                 (705)
  Fair value of interest rate cap              (61)                   --                   --
                                         ---------           -----------         ------------
Net cash provided by operating
  activities                                79,636                57,930               37,036
                                         ---------           -----------         ------------

Cash flows from investing
 activities:
 Proceeds from repayments of
  Revenue Bonds                            108,630                24,227               22,400
 Periodic principal payments
  of Revenue Bonds                           4,986                 1,584                  380
 Proceeds from repayment of notes            7,260                 2,540                   --
 Purchase of Revenue Bonds                (457,060)             (295,962)            (276,011)
 Increase in deferred bond selection
  costs                                    (10,702)               (9,100)              (6,499)
 Investment in preferred shares of ARCap        --               (18,494)              45,541
 Increase in temporary investments          (5,400)                   --                   --
 Additional Purchase Price - PWF            (3,590)                   --                   --
 (Increase) decrease in cash and
  cash equivalents-restricted                 (587)               (4,670)               1,028
 Increase in mortgages receivable          (11,969)                   --                   --
 Increase in promissory notes               (5,409)              (11,122)                (200)
 Principal payments received
  from loans made to properties              1,862                 2,794                  438
 Cash acquired in ATEBT merger                  --                    --                  838
 Acquisition of PWF, net of cash acquired       --               (22,340)                  --
                                         ---------           -----------         ------------
Net cash used in investing activities     (371,979)             (330,543)            (212,085)
                                         ---------           -----------         ------------

                                   (continued)

                                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE
                                        COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Dollars in thousands)



                                                     Years Ended December 31,
                                        ----------------------------------------------------
                                            2002                2001                2000
                                        ------------        ------------        ------------
Cash flows from financing activities:
 Distributions paid to the Manager
  and Common shareholders                  (53,741)           (33,456)             (24,344)
 Distributions paid to preferred
  shareholders of subsidiary               (16,234)           (11,846)              (7,123)
 Distributions paid to Convertible
  CRA shareholders                          (2,700)            (2,334)                (810)

 Repayment of minority interest                 --                 --             (250,000)
 Proceeds from financing arrangements      197,176            253,596              377,349
 Principal repayments of financing
  arrangements                             (67,313)           (96,826)                 (92)
 Increase in notes payable                  11,969             27,262                   --
 Increase in deferred costs relating
  to the Private Label Tender Option
  Program                                     (921)              (873)              (2,301)
 Issuance of Common Shares                  92,353            168,264                   --
 Issuance of Convertible CRA shares         32,523                 --               34,193
 Retirement of Convertible CRA Shares           --             (8,987)                  --
 Issuance of preferred stock of
  subsidiary                                55,000             49,500               79,000
 Increase in deferred costs relating
  to the preferred shares of subsidiary     (2,068)            (1,886)              (2,814)
 Increase in other deferred costs           (3,838)              (553)                (546)
                                         ---------        -----------         ------------
Net cash provided by financing
 activities                                242,206            341,861              202,512
                                         ---------        -----------         ------------

Net (decrease) increase in cash and
 cash equivalents                          (50,137)            69,248               27,463

Cash and cash equivalents at the
 beginning of the year                     105,364             36,116                8,653
                                         ---------        -----------         ------------

Cash and cash equivalents at the
 end of the year                        $   55,227       $    105,364        $      36,116
                                         =========        ===========         ============

Supplemental information:
 Interest paid                          $   12,703       $      4,493        $       4,109
                                         =========        ===========         ============

Reclassification of goodwill
 to other intangible assets:

Decrease in goodwill                    $   (8,639)      $         --        $          --
Increase in other intangible assets          8,639                 --                   --
                                         ---------        -----------         ------------
                                        $       --       $         --        $          --
                                         =========        ===========         ============










                                                              Years Ended December 31,
                                                ----------------------------------------------------
                                                    2002                2001                2000
                                                ------------        ------------        ------------
Supplemental disclosure of noncash activities:

Merger and issuance of shares:

 Increase in Revenue Bonds                                                             $  (28,729)
 Increase in interest receivable                                                             (121)
 Increase in accounts payable, accrued
  expenses and other liabilities                                                              356
 Increase in due to affiliates                                                              1,014
 Increase in goodwill, net                                                                 (1,483)
 Issuance of shares of common stock                                                        29,155
 Decrease in deferred costs                                                                   646
                                                                                       ----------
Cash acquired in ATEBT merger                                                          $      838
                                                                                       ==========

Acquisition of PW Funding Inc.

 Increase in guaranteed investment contracts                        $  (18,406)
 Increase in mortgage servicing rights                                 (35,646)
 Increase in promissory notes receivable                               (29,325)
 Increase in other assets                                               (2,500)
 Increase in notes payable                                              29,325
 Increase in due to FNMA                                                18,406
 Increase in accounts payable, accrued
  expenses and other liabilities                                         9,807
 Increase in reserves for possible DUS losses                            1,938
 Increase in minority interest in subsidiary                             3,652
 Increase in deferred tax liability                                     10,251
 Increase in goodwill                                                   (9,842)
                                                                    ----------
Acquisition of PWF, net of cash acquired                            $  (22,340)
                                                                    ==========


           See accompanying notes to consolidated financial statements

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - Organization and Significant Accounting Policies

Charter Municipal Mortgage Acceptance Company ("CharterMac"), along with its consolidated subsidiaries (the "Company"), is a Delaware business trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multi-family housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties"). In some cases the Company also acquires smaller taxable loans in conjunction with acquiring a Revenue Bond.

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

CharterMac Corporation ("CM Corp."), a wholly-owned, consolidated taxable subsidiary of CharterMac, allows the Company to better diversify its business lines to include mortgage origination and servicing to third parties and the guarantee of mortgage loans for a fee. CM Corp. will conduct most of the Company's taxable business, including any fee-generating activities in which the Company may engage and provide management services to CharterMac and its other subsidiaries. CM Corp. isolates a substantial portion of the taxable income and expenses of the Company and is subject to federal income tax. Any distributions of net income from CM Corp. to CharterMac are taxable and are passed through to the shareholders of CharterMac in its dividend.

In December 2001, the Company acquired 80% of the common stock of PW Funding Inc. ("PWF") and it is anticipated that the Company will acquire the remaining 20% of the issued and outstanding stock of PWF within the next 12 to 24 months. PWF is a national mortgage banking firm and, with its subsidiaries, specializes in providing financing and ancillary service to the multi-family housing industry, including construction and permanent debt financing mortgage loan servicing and asset management.

The Company is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related. CharterMac, through CM Corp., a wholly-owned subsidiary, has engaged the Manager to manage its day-to-day affairs. CharterMac has also directly engaged the Manager to provide additional management services.

On December 18, 2002, the Company announced it had entered into an agreement to acquire 100% of the ownership interests and substantially all of the businesses operated by Related. The acquisition will enable the Company to terminate its outside management agreement with Manager and to become an internally managed company.

Acquisition Terms

The acquisition will be structured so that the ownership interests held by the Related principals in both Related and the other entities which control other aspects of Related's business will be contributed into a newly-formed, wholly-owned subsidiary of CharterMac (the "CharterMac Sub"). The selling principals of Related include the four executive managing partners (Stuart J. Boesky, Alan P. Hirmes, Marc D. Schnitzer and Denise L. Kiley) and an affiliate of The Related Companies, L.P. ("TRCLP"), which is majority owned by Stephen M. Ross (the "Related Principals"). Messrs. Boesky, Hirmes and Schnitzer and Ms. Kiley have managed RCC over the past 15 years.

CharterMac will pay total consideration to the Related Principals of up to $338 million. The consideration will be paid as follows:

        o The Initial Payment - $210 million consisting of $160 million in special common units of the CharterMac Sub ("SCUs") and $50 million in cash (with the cash position being paid only to TRCLP). The Initial Payment SCUs will be issued at $17.78 per unit, which was the average closing price of CharterMac Common Shares, for the 30 calendar days prior to this announcement (the "Initial Payment SCUs");

        o The Contingent Payment - Up to $128 million of additional SCUs (the "Contingent Payment SCUs"), following the determination of Related's adjusted audited earnings before interest, taxes, depreciation and amortization, as well as certain other adjustments, for the year ending December 31, 2002 ("Adjusted Earnings"). The Contingent Payment SCUs will be issued in an amount equal to 7.73x RCC 2002 Adjusted Earnings minus $210 million, subject to a cap of $338 million of total consideration. The Contingent Payment SCUs are expected to be issued at the same price as the Initial Payment SCUs, subject to a 17.5% symmetrical collar.

In connection with the acquisition, CharterMac will establish a restricted share program and will broadly issue to employees of Related, other than the Related Principals, $15 million of CharterMac Common Shares. Following the completion of the acquisition, TRCLP's economic interest in CharterMac will equal approximately 19% and management and Related employees' economic interest in CharterMac will equal approximately 11%.

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

The consolidated financial statements include the accounts of the Company and four majority owned subsidiary business trusts which it controls: CM Holding Trust, CharterMac Equity Issuer Trust, CharterMac Origination Trust I and CharterMac Owner Trust I (see Note 5), and one wholly-owned corporation, CM Corp. CM Corp, in turn, owns 80% of PWF and its subsidiary, Larsen Financial Services, Inc. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2002 presentation.

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

                      CHARTER MUNICIPAL MORTGAGE ACCEPTANCE
                            COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In most cases, the Company has a right to require redemption of the Revenue Bonds prior to their maturity, although it can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires the Company to classify these investments as "available-for-sale." Accordingly, investments in Revenue Bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the Revenue Bonds.

If, in the judgment of the manager, it is determined probable that the Company will not receive all contractual payments required, when they are due, the bond is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

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

Occasionally, the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset due to difficulties including construction completion, past due real estate taxes and/or deferred maintenance. Such advances are typically secured by promissory notes and/or second mortgages and are carried at cost less a valuation allowance as may be periodically deemed appropriate.

Investment in ARCap

The Company's preferred equity investment in ARCap Investors, L.L.C. ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies (see Note 3).

Mortgage Banking Activities

Fannie Mae Program - The Company, through its PWF subsidiary, is approved by the Federal National Mortgage Association ("Fannie Mae") as a Delegated Underwriter and Servicer ("DUS"). Under the Fannie Mae DUS product line, the Company originates, underwrites and services mortgage loans on multi-family residential properties and sells the loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II, or III. As of December 31, 2002, all of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae sustains any remaining loss.

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

Since the inception of the Fannie Mae DUS product line in 1988, PWF has closed over $2.8 billion of mortgage loans. At December 31, 2002, the Company had approximately $1.8 billion of such loans in its servicing portfolio. In addition, as of December 31, 2002, the Company received a commitment from Fannie Mae on a loan totaling approximately $4.2 million. A substantial portion of the underlying properties subject to these mortgages are located in California. The Company also services approximately $95.7 million under other Fannie Mae non-risk sharing programs.

The Company maintains on allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. This reserve was approximately $4.3 million and $1.9 million in 2002 and 2001, respectively. This judgment is based upon various risk assessments including the value of the collateral, the operating results of the properties, the borrower's financial condition and the Company's loss experience.

FHA Program - The Company, through PWF and its subsidiaries, is approved by the U.S. Department of Housing and Urban Development ("HUD")/Federal Housing Administration ("FHA") as nonsupervised mortgagees. The Company, through a PWF subsidiary, is also approved by the Government National Mortgage Association ("GNMA") as a GNMA seller/servicer. As of December 31, 2002, the Company serviced approximately $337.2 million of loans under the FHA 223(f), 232, and 242 Programs, of which approximately $127.6 million had GNMA securities outstanding.

                      CHARTER MUNICIPAL MORTGAGE ACCEPTANCE
                            COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Freddie Mac Program - The Company, through PWF and its subsidiaries, is an approved Federal Home Loan Mortgage Corporation ("Freddie Mac") seller/servicer of mortgage loans. At December 31, 2002, the Company had approximately $548.3 million of such loans in its portfolio and had received commitments from Freddie Mac on eleven loans totaling approximately $61.1 million. A substantial portion of the underlying properties subject to these mortgages are located in New Jersey.

Other Programs - The Company's PWF subsidiary also originates, underwrites and services multi-family and commercial mortgages for insurance companies, and banks. The servicing for these loans is generally retained by the Company. At December 31 2002, the Company had approximately $179.8 million of such loans in its portfolio.

Mortgage banking fee revenues earned from arranging financings under the Fannie Mae DUS product line Freddie Mac, FHA, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan thereafter is fixed. Revenue from servicing the loan portfolio is recognized on an accrual basis.

Guaranteed Investment Contracts

The Company, through PWF, is participating in the Fannie Mae "Guaranteed Investment Agreement Rate Lock Loan Financing" program for four properties which are currently in the construction phase. Under this program, Fannie Mae commits to a fixed interest rate on a permanent loan, which will be closed at the completion of the construction phase of the project. The rate lock forward commitment provided by Fannie Mae exists for a maximum period of twenty-four months. Fannie Mae loans the Company the amount of the future permanent loan, which is required to be deposited in a guaranteed investment contract during the construction phase. In exchange for such loan, the Company issues Fannie Mae a promissory note whose interest will be paid from the interest on the guaranteed investment contract and the negative arbitrage paid by the borrower. The interest rate on the note will be equivalent to the fixed rate committed to on the permanent loan. At the close of the construction phase, the Company will unwind the guaranteed investment contract to repay the note to Fannie Mae. The Company will originate the permanent loan to the borrower at the rate locked amount, which will be subsequently purchased from the Company by Fannie Mae. The Company has commitments from Fannie Mae under this program of approximately $19.3 million as of December 31, 2002.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, whether the servicing rights are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the servicing rights retained based on their relative fair value. Mortgage servicing rights are being carried at their adjusted cost basis.

SFAS No. 140 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized in the Consolidated Statements of Income during the applicable period through additions to a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. Subsequent to the initial measurement of impairment, the valuation allowance is adjusted to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as mortgage servicing rights (net of amortization), however, is not recognized. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, the Company stratifies those rights based on the predominant risk characteristics of the underlying loans.

In using this valuation model, the Company incorporated assumptions that market participants would use in estimating future net servicing income. The Company estimates the term of servicing for each loan by assuming that servicing would not end prior to the yield maintenance date, at which point the prepayment penalty expires. The Company provides an estimated default amount to be deducted in each year based on the borrower's debt service ratio. The debt service ratio is a measurement of the amount of excess cash flow a borrower has to make monthly mortgage payments. Purchased servicing rights are measured initially at the price paid, which approximates fair value. Mortgage servicing rights ("MSR's") are amortized in proportion to, and over the period of, estimated net servicing income. At December 31, 2002, the Company has not provided for impairment on any mortgage servicing rights.

Temporary Investments

Temporary investments may consist of puttable floating option tax-exempt receipts, short-term senior securities which bear interest at a floating rate that is reset weekly and other short-term investments that generate tax-exempt and taxable interest income. These investments are recorded at cost which is generally equal to market value.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks and investments in short-term instruments with an original maturity of three months or less. Certain amounts of cash and cash equivalents are restricted and serve as additional collateral for borrowings under securitizations (see Note 5).

                      CHARTER MUNICIPAL MORTGAGE ACCEPTANCE
                            COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Revenue Recognition

The Company derives its revenues from a variety of investments and guarantees, summarized as follows:

     o Interest Income from Revenue Bonds - Interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured. Contingent interest is recognized when received. Interest income from Revenue Bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts. Certain construction Revenue Bonds carry a higher interest rate during the construction period, which declines to a lower rate for the balance of the term. In these cases, the Company calculates the effective yield on the Revenue Bond and uses that rate to recognize interest over the life of the bond.

     o Interest Income from Promissory Notes and Mortgages Receivable - Interest on mortgage loans and notes receivable is recognized on the accrual basis as it becomes due. Deferred loan origination costs and fees are amortized over the life of the applicable loan as an adjustment to interest income, using the interest method. Interest which was accrued is reversed out of income if deemed to be uncollectible.

     o    Interest  Income on  Temporary  Investments  -  Interest  income  from
          temporary   investments,   such  as  cash  in  banks  and   short-term
          instruments, is recognized on the accrual basis as it becomes due.

     o Equity in Earnings of ARCap - The Company's equity in the earnings of ARCap Investors, LLC ("ARCap") is accrued at the Company's preferred dividend rate of 12%, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

     o Construction Service Fees - The Company receives fees, in advance, from borrowers for servicing Revenue Bonds during the construction period. These fees are deferred and amortized into other income over the anticipated construction period.

     o Credit Enhancement and Guarantee Fees - The Company receives fees for providing credit enhancement and guarantees guaranteed yields. The credit enhancement fees are received monthly and recognized in other income when received. The guarantee fees are deferred and recognized in other income on a prorata basis over the guarantee period.

     o Mortgage Banking Fees -PWF fees earned for arranging financings under the FNMA DUS product line as well as Freddie Mac, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan is fixed.

     o Mortgage Servicing Fees - PWF receives fees for servicing the loans it has originated. This income is recognized on an accrual basis.

Deferred Costs

Fees paid to the Manager (see Note 9) for its activities performed to originate Revenue Bonds, including their evaluation and selection, negotiation of mortgage loan terms, coordination of property developers and government agencies, and other direct expenditures of acquiring or investing in Revenue Bonds, are capitalized and amortized as a reduction to interest income over the terms of the Revenue Bonds. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the Revenue Bonds are charged to operations.

Costs incurred in connection with the Company's TOP (see Note 5), such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight-line method over 10 years, which approximates the average remaining term to maturity of the Revenue Bonds in this program.

Costs incurred in connection with the issuance of cumulative preferred shares of subsidiary (see Note 7), such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight line method over the period to the mandatory repurchase date of the shares, approximately 50 years.

Costs incurred in connection  with the issuance of  Convertible  CRA Shares (see
Note 9), such as legal, accounting, documentation and other direct costs, have been accounted for as an offset to beneficial owners' equity of such shares.

Financial Risk Management and Derivatives

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company has entered into two interest rate swaps, an interest rate cap and two forward commitments, all of which are accounted for under the State of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The Company designated the two interest rate swaps as cash flow hedges on the variable interest payments in the floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. These hedges have been highly effective, so there has been no ineffectiveness included in earnings. The interest rate cap, although designed to mitigate the Company's exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income.

Goodwill and Other Intangible Assets

The Company adopted SFAS 141 on July 1, 2001 and SFAS 142, on January 1, 2002. The Company has determined that the amounts previously capitalized as goodwill relating to the initial formation of the Company and to the merger of ATEBT meet the criteria in SFAS 141 for recognition as intangible assets apart from goodwill, and accordingly will continue to be amortized over their remaining useful lives, subject to impairment testing. Therefore, the implementation of SFAS 142 did not materially affect the Company's results of operations.

During the quarter ended June 30, 2002, PWF engaged a third party valuation firm to evaluate PWF's licenses with Fannie Mae, Freddie Mac, FHA, GNMA and various private investors. As a result of this process approximately $8.6 million has been reclassified from goodwill to intangible assets, representing the estimated market value of PWF's licenses. These licenses have an indefinite life and, as a result, are not being amortized. Since CM Corp. purchased PWF December 31, 2001, the effect of not amortizing the goodwill, is not material.

The following table provides further information regarding the Company's other intangible assets:

                                    (Dollars in Thousands)

                               Identifiable Other   PWF
                               Intangible Assets   Licenses    Total
                               -----------------   --------    -----

Balance at December 31,
2002                            $4,427              $8,639       $13,066
Accumulated Amortization        (1,750)                  -        (1,750)
                                ------              ------       -------
Net balance at December
31, 2002                        $2,677              $8,639       $11,316
                                ======              ======       =======
Amortization Expense for
the year ended December
31, 2002                        $  477              $    -        $  477
                                ======              ======        ======
Estimated amortization
expense per year for next
five years                      $  477              $    -        $  477
                                ======              ======        ======


The amount indicated as goodwill in the accompanying consolidated financial statements as of December 31, 2002 is related to the acquisition, on December 31, 2001, of PWF. This amount represents goodwill under SFAS 142, and therefore, is not being amortized. In accordance with SFAS 142, the Company tested this goodwill for impairment during the fourth quarter of 2002 and determined there was no impairment.

During 2002, CM Corp. made additional payments to the original shareholders of PWF of approximately $3.6 million ("the True-Up payments") pursuant to the original acquisition agreement. The True-Up payments were based on i) the increase in value of servicing rights due to certain loans closing, ii) positive changes in the audited balance sheets used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and iv) forward conversions of loans previously committed. These True-Up payments were recorded as additional goodwill related to the PWF acquisition. The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

Fair Value of Financial Instruments

As described above, the Company's investments in Revenue Bonds, its mortgage servicing rights and its liability under the interest rate derivatives are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at December 31, 2002 and 2001.

Income Taxes

Prior to 2001, no provision or benefits for income taxes have been included in these financial statements since the income or loss passes through to, and is reportable by, the shareholders on their respective income tax returns. Effective July 1, 2001, the Company

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


began operation of a new wholly-owned, taxable subsidiary -- CM Corp., which on December 31, 2001, purchased PWF. CM Corp will own the taxable Revenue Bonds and other taxable investments acquired by the Company. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") (see Note 8). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. At December 31, 2002, the net book basis of the Company's assets and liabilities exceeded the net tax basis by approximately $56.6 million.

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

Prior to the year ended December 31, 2001, all the Company's operations were attributable to the investing segment. Because the acquisition of PWF took place on December 31, 2001, there was no impact on the Company's net income, revenues or expenses. Of the total assets for the Company at December 31, 2002 and 2001, approximately $1.73 billion and $1.32 billion, respectively, are attributable to the investing segment and approximately $124 million and $100 million, respectively, are attributable to the operating segment.

New Pronouncements

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability or an asset retirement obligation be recorded in the period in which it is incurred. SFAS No. 143 became effective January 1, 2003. The implementation of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of this statement did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria of extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of
Operations". The revision of SFAS No. 4 is effective January 2003. The implementation of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has entered into one credit enhancement transaction and two yield guarantee transactions. The fee for the credit enhancement transaction is received monthly and recognized as income when due. The fee for the first yield guarantee transaction was received in advance was deferred and is being amortized over the guarantee period. The Company believes that the fees received approximate the fair value of the obligations undertaken in issuing the guarantees; therefore, for any such similar transactions entered into after December 31, 2002, the Company will record the fair market value of the guarantee, when entered into.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB statement No. 123. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation. Because the Company currently accounts for its stock options using the fair value method, implementation of this statement will not have an impact on the Company's consolidated financial statements. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provision of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than July 1, 2003. The Company believes at this time, it has no variable interests in variable interest entities requiring consolidation.

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

All options granted by the Compensation Committee have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. Since 1999, the Company has made distributions in excess of $0.9517, thus allowing the Compensation Committee to issue options. Three percent of the Common Shares outstanding as of December 31, 2001, 2000 and 1999 is equal to a maximum option grant of 1,234,807, 1,044,777 and 680,950 Common Shares, respectively. The 10% cap has been reached, therefore 2,058,748 options are available to be issued.

On May 1, 2000, options to purchase 297,830 Common Shares were granted to officers of the Company and certain employees of an affiliate of the Manager, none of who are employees of the Company. The exercise price of these options is $11.5625 per share. The term of each option is ten years. The options vest in equal installments on May 1, 2001, 2002 and 2003. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Revenue Bonds

The following table provides certain information with respect to each of the Revenue Bonds owned by the Company and its consolidated subsidiaries:

                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                 Effective
                                                                         Stated   Date of    Future
                                              Date      Call   Maturity  Interest  Future   Interest
Property           Location           Units  Closed     Date     Date     Rate1     Rate     Rate2
----------------- ---------         -------- -------- -------- --------- --------- -------- --------
Tax-Exempt First Mortgage Bonds
Stabilized
Portfolio
 Autumn Ridge      San Marcos, CA      192   Aug-00    Aug-27   Jul-37   7.650%     --        --
 Barnaby Manor     Washington, DC      124   Nov-99    May-17   May-32   7.375%     --        --
 Carrington Point  Los Banos, CA        80   Sep-98    Oct-17   Sep-40   6.375%     --        --
 Casa Ramon        Orange County,
                   CA                   75   Jul-00    Oct-16   Sep-35   7.500%     --        --
 Cedar Creek       McKinney, TX        250   Dec-86    Oct-10   Oct-20   7.430%     --        --
 Cedar Pointe      Nashville, TN       210   Apr-87    Nov-06   Apr-17   7.000%     --        --
 Cedarbrook        Hanford, CA          70   Apr-98    May-17   May-40   7.125%     --        --
 Chapel Ridge at
  Texarkana        Texarkana, AR       144   Sep-99    Oct-16   Sep-41   7.375%     --        --
 College Park      Naples, FL          210   Jul-98    Jul-25   Jul-40   7.250%     --        --
 Crowne Pointe     Olympia, WA         160   Dec-86             Aug-29   7.250%     --        --
 Cypress Run       Tampa, FL           408   Aug-86    Dec-29   Dec-29   5.500%     --        --
 Del Monte Pines   Fresno, CA          366   May-99    May-17   May-36   6.800%     --        --
 Douglas Pointe    Miami, FL           176   Sep-99    Oct-26   Sep-41   7.000%     --        --
 Fort Chaplin      Washington, DC      549   Dec-99    Jan-16   Jan-36   6.900%     --        --
 Franciscan
  Riviera          Antioch, CA         129   Aug-99    Apr-16   Aug-36   7.125%     --        --
 Garfield Park     Washington, DC       94   Aug-99    Aug-17   Aug-31   7.250%     --        --
 Golf and
  Lakeside Villas  Miami, FL             *   Jun-02    Jun-06   Dec-16   7.000%     --        --
 Golf and
  Lakeside Villas  Tamarac, FL         166   Jun-02    Jun-06   Dec-10   6.750%     --        --
 Golf and
  Lakeside Villas  Miami, FL           224   Jun-02    Jun-06   Dec-25   7.250%     --        --
 Greenbriar        Concord, CA         199   May-99    May-17   May-36   6.875%     --        --
 Gulfstream        Dania, FL            96   Jul-98    Apr-16   Jul-38   7.250%     --        --
 Hamilton Gardens  Hamilton, NJ        174   Mar-99    Mar-17   Mar-35   7.125%     --        --
 Highland Ridge    St. Paul, MN        228   Dec-86    Jun-10   Jun-18   7.250%     --        --
 Highpointe        Harrisburg, PA        *   Nov-00    Jun-06   Jun-06   9.000%     --        --
 Highpointe        Harrisburg, PA      240   Jul-86             Jun-06   8.500%     --        --
 King's Village    Pasadena, CA        313   Jul-00    Dec-16   Dec-36   7.500%     --        --






                     Outstanding
                  Principal Amount     Fair
                         at          Value at
Property             12/31/2002      12/31/2002     Notes
-----------------    ----------     ------------  ---------
Tax-Exempt First
Stabilized
Portfolio
 Autumn Ridge       $9,286,388      $10,509,000      E,K
 Barnaby Manor       4,472,011        4,900,000      D,J
 Carrington Point    3,330,714        3,169,000      E,K
 Casa Ramon
                     4,675,524        5,240,000      E,K
 Cedar Creek         8,100,000        8,886,000      E,K
 Cedar Pointe        9,500,000        9,818,000      D,J
 Cedarbrook          2,804,561        2,977,000      E,K
 Chapel Ridge at
  Texarkana          5,768,870        6,315,000      E,K
 College Park        9,986,710       10,784,000      E,K
 Crowne Pointe       5,075,000        5,432,000     E,K,Q
 Cypress Run        15,402,428       13,288,000     D,J,P
 Del Monte Pines    10,864,772       11,044,000      E,K
 Douglas Pointe      7,057,726        7,338,000      D,J
 Fort Chaplin       25,423,633       26,254,000      E,K
 Franciscan
  Riviera            6,528,099        6,930,000      D,J
 Garfield Park       3,214,613        3,490,000      D,J
 Golf and
  Lakeside Villas    2,600,000        2,687,000      C,H
 Golf and
  Lakeside Villas    1,350,000        1,347,000      C,H
 Golf and
  Lakeside Villas    6,020,000        6,330,000      C,H
 Greenbriar          9,585,000        9,729,000      E,K
 Gulfstream          3,448,591        3,729,000      E,K
 Hamilton Gardens    6,274,674        6,691,000      D,J
 Highland Ridge     15,000,000       16,056,000     E,K,Q
 Highpointe          3,250,000        4,319,000      B,N
 Highpointe          8,900,000        6,201,000     A,N,O
 King's Village     17,542,043       19,544,000      E,K


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                 Effective
                                                                         Stated   Date of    Future
                                              Date     Call   Maturity  Interest  Future    Interest
 Property         Location           Units    Closed    Date     Date     Rate1     Rate       Rate2
 ----------------- ---------        -------- -------- -------- --------- --------- -------- ---------


 Lake Park         Turlock, CA         104   Jun-99    Oct-15   Sep-35   7.250%     --        --
 Lakepointe        Atlanta, GA         360   Nov-87    Jul-05   Jun-17   6.000%     --        --
 Lakes             Kansas City, MO     400   Dec-86    Dec-06   Dec-06   4.870%     --        --
 Lakes Edge at
  Walden           Miami, FL           400   Jun-99    Jun-13   May-35   6.900%     --        --
 Lenox  Park       Gainesville, GA     292   Jul-99    Aug-21   Jul-41   6.800%     --        --
 Lewis Place       Gainesville, FL     112   Jun-99    Jun-16   Jun-41   7.000%     --        --
 Lexington Square  Clovis,CA           130   Aug-98    Sep-17   Aug-40   6.375%     --        --
 Lexington Trails  Houston, TX         200   Nov-00    May-07   May-22   9.000%     --        --
 Loveridge         Pittsburg, CA       148   Nov-86    Jun-04   Nov-06   7.500%     --        --
 Mansion           Independence, MO    550   May-86    Jan-11   Apr-25   7.250%   Jan-06    7.500%
 Millpond Village  East Windsor, CT    360   Dec-00        -    Dec-31   7.550%     --        --
 Newport Village   Tacoma, WA          402   Feb-87    Sep-11   Aug-29   7.250%     --        --
 North Glen        Atlanta, GA         284   Sep-86    Jul-05   Jun-17   7.500%     --        --
 Northpointe
  Village          Fresno, CA          406   Aug-98    Sep-17   Aug-40   7.500%     --        --
 Oaks at Hampton   Dallas, TX          250   Apr-00    Mar-27   Mar-40   7.200%     --        --
 Ocean Air         Norfolk, VA         434   Apr-98    Jan-16   Nov-30   7.250%     --        --
 Orchard Hills     Tacoma, WA          176   Dec-86    Sep-11   Aug-29   7.250%     --        --
 Orchard Mill      Atlanta, GA         238   May-89    Jul-05   Jun-17   7.500%     --        --
 Park Centre       Alexandria, VA      326   Nov-02    Apr-11   Apr-34   6.375%     --        --
 Park Sequoia      San Jose, CA         81   Oct-00    Mar-17   Mar-37   7.500%     --        --
 Parks at
  Westmoreland     DeSoto, TX          250   Jul-00    Jul-17   Jul-40   7.200%     --        --
 Pelican Cove      St. Louis, MO       402   Feb-87    Oct-10   Oct-20   7.250%     --        --
 Phoenix           Stockton, CA        186   Apr-98    Nov-16   Oct-29   7.125%     --        --
 Reflections       Casselberry, FL     336   Nov-00    Dec-05   Dec-25   9.000%     --        --
 Running Brook     Miami, FL           186   Sep-00    Jan-27   Dec-42   7.400%     --        --
 Shannon Lake      Atlanta, GA         294   Jun-87    Jul-05   Jun-17   7.000%     --        --
 Sherwood Lake     Tampa, FL           149   Apr-01    Nov-17   Sep-37   7.450%     --        --
 Silvercrest       Clovis,CA           100   Sep-98    Oct-17   Sep-40   7.125%     --        --
 South Congress    Austin, TX          172   May-00    Oct-16   Sep-36   7.500%     --        --
 Standiford        Modesto, CA         250   Sep-99    Apr-16   Aug-36   7.125%     --        --








                    Outstanding
                  Principal Amount        Fair
                       at               Value at
 Property           12/31/2002        12/31/2002        Notes
 ---------------   ------------       ------------    ---------

 Lake Park           3,638,000        3,894,000         E,K
 Lakepointe         15,100,000       13,377,000         C,H
 Lakes              13,650,000       11,797,000        D,J,Q
 Lakes Edge at
  Walden            14,850,000       15,128,000         E,K
 Lenox  Park        12,906,803       13,052,000         C,H
 Lewis Place         3,969,472        3,986,000         C,H
 Lexington Square    3,797,470        3,614,000         D,J
 Lexington Trails    4,500,000        4,500,000         B,R
 Loveridge           8,550,000        9,468,000         D,J
 Mansion            19,450,000       20,820,000         E,K
 Millpond Village   14,169,461       15,940,000         E,K
 Newport Village    13,000,000       13,915,000        E,K,Q
 North Glen         12,400,000       13,731,000         E,K
 Northpointe
  Village           13,116,371       14,643,000         E,K
 Oaks at Hampton     9,535,000       10,136,000         C,H
 Ocean Air          10,000,000       10,704,000         E,K
 Orchard Hills       5,650,000        6,048,000        E,K,Q
 Orchard Mill       10,500,000       11,627,000         E,K
 Park Centre        15,000,000       15,000,000         C,I
 Park Sequoia        6,709,372        7,463,000         E,K
 Parks at
  Westmoreland       9,535,000       11,966,000         C,I
 Pelican Cove       18,000,000       19,268,000         E,K
 Phoenix             3,139,578        3,373,000         E,K
 Reflections        10,700,000       14,218,000        E,K,Q
 Running Brook       8,495,000        9,281,000          C
 Shannon Lake       12,000,000       12,402,000         A,G
 Sherwood Lake       3,993,982        4,510,000         C,H
 Silvercrest         2,250,573        2,389,000         E,K
 South Congress      6,251,374        6,976,000         E,K
 Standiford          9,434,155       10,015,000         E,K


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                      Effective
                                                                              Stated   Date of    Future
                                                   Date     Call   Maturity  Interest  Future    Interest
 Property         Location             Units      Closed    Date     Date     Rate1     Rate       Rate2
 ---------------- ---------           --------   -------- -------- --------- --------- -------- ----------

 Stonecreek        Watsonville, CA      120      Apr-98    May-17   Apr-40   7.125%     --        --
 Sycamore Woods    Antioch, CA          186      May-99    May-17   May-36   6.875%     --        --
 Tallwood          Virginia Beach, VA   120      Sep-99    Nov-17   Oct-41   7.250%     --        --
 Thomas Lake       Eagan, MN            216      Sep-86    Jan-10   Dec-27   7.500%     --        --
 Village Green     Merced, CA           128      Aug-00    Jan-17   Jan-37   7.500%     --        --
 Village Green     Merced, CA             *      Aug-00        -    Aug-14   7.500%     --        --
 Walnut Creek      Austin, TX            98      May-00    Oct-16   Sep-36   7.500%     --        --
 Walnut Creek      Austin, TX             *      May-00        -    May-14   7.500%     --        --
 Walnut Park
  Plaza            Philadelphia, PA     224      Apr-00        -    Oct-18   7.500%     --        --
 Williams Run      Dallas, TX           252      Dec-00    Jan-11   Nov-40   7.650%     --        --
 Willow Creek      Ames, IA             138      Feb-87    Jul-08   Jun-22   7.250%     --        --
                                     ------
Subtotal - Revenue Bonds Secured
  by Stabilized Properties           14,337
                                     ------

Lease-Up Portfolio
------------------
 Arbors at
  Creekside        Austin, TX           176      Jun-01    Jun-18   May-41   7.450%     --        --
 Armstrong Farm    Jeffersonville, IN   168      Oct-00    Oct-17   Oct-40   7.500%     --        --
 Bay Colony        League City, TX      248      Aug-00    Jul-17   Jul-42   7.500%     --        --
 Chapel Ridge at
  Claremore        Claremore, OK        104      Oct-00    Oct-17   Oct-42   7.500%     --        --
 Chapel Ridge at
  Little Rock      Little Rock, AR      128      Aug-99    Aug-15   Aug-39   7.125%     --        --
 Columbia  at
  Bells Ferry      Cherokee Co., GA     272      Apr-00    Apr-17   Apr-42   7.400%     --        --
 Falcon Creek      Indianapolis, IN     131      Sep-98    Sep-16   Aug-38   7.250%     --        --
 Forest Hills      Garner, NC           136      Dec-98    Jun-16   Jun-34   7.125%     --        --
 Grace Townhomes   Ennis, TX            112      May-00    Jun-17   Jun-42   7.500%     --        --
 Grandview Forest  Durham, NC            92      Dec-00    Feb-18   Jan-43   8.500%   Feb-03     7.500%
 Greenbridge at
  Buckingham       Richardson, TX       242      Nov-00    Mar-17   Nov-40   7.400%     --        --
 Jubilee
  Courtyards       Florida City,FL       98      Sep-98    Oct-25   Sep-40   7.125%     --        --
 Lake Jackson      Lake Jackson, TX     160      Dec-98    Jan-18   Jan-41   7.000%     --        --






                    Outstanding
                  Principal Amount        Fair
                       at               Value at
 Property           12/31/2002        12/31/2002        Notes
 ---------------   ------------       ------------    ---------

 Stonecreek           8,706,043         9,243,000        E,K
 Sycamore Woods       9,301,229         9,557,000        E,K
 Tallwood             6,170,519         6,642,000        E,K
 Thomas Lake         12,975,000        14,368,000        E,K
 Village Green        3,060,797         3,408,000        E,K
 Village Green          471,404           558,000        E,K
 Walnut Creek         3,214,992         3,588,000        E,K
 Walnut Creek           273,232           372,000        E,K
 Walnut Park
  Plaza               5,160,000         6,063,000        E,K
 Williams Run        12,650,000        13,586,000        C,H
 Willow Creek         6,100,000         6,530,000        E,K
                   ------------       -----------
Subtotal - Revenue
  Bonds Secured
  by Stabilized
  Properties       $567,836,184      $600,163,000
                   ------------      ------------
Lease-Up Portfolio
 Arbors at
  Creekside           8,600,000         9,460,000        D,J
 Armstrong Farm       8,242,806         9,131,000        C,I
 Bay Colony          10,083,089        11,184,000        D,J
 Chapel Ridge at
  Claremore           4,097,280         4,540,000        A,G
 Chapel Ridge at
  Little Rock         5,532,543         5,877,000        E,K
 Columbia  at
  Bells Ferry        12,963,840        14,203,000        E,K
 Falcon Creek         5,644,393         6,467,000      E,K,M
 Forest Hills         5,778,074         6,167,000        D,J
 Grace Townhomes      5,215,067         5,786,000        D,J
 Grandview Forest     5,483,907         6,072,000        D,J
 Greenbridge at
  Buckingham         19,735,000        20,502,000        C,I
 Jubilee
  Courtyards          4,006,332         4,252,000        E,K
 Lake Jackson        10,133,171        10,500,000        E,K


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                  Effective
                                                                          Stated   Date of    Future
                                               Date     Call   Maturity  Interest  Future    Interest
Property         Location            Units    Closed    Date     Date     Rate1     Rate       Rate2
----------------- ---------         -------- -------- -------- --------- --------- -------- ----------

 Lakemoor          Durham, NC          160   Dec-99   Jan-17   Dec-41   7.250%     --        --
 Lakewood Terrace  Belton, MO          152   Aug-01   Feb-19   Aug-41   7.400%     --        --
 Madalyn Landing   Palm Bay, FL        304   Nov-98   Dec-17   Nov-40   7.000%     --        --
 Magnolia Arbors   Covington, GA       250   Apr-01   May-18   Apr-43   7.500%     --        --
 Marsh Landing     Portsmouth, VA      250   May-98   Jul-17   Jul-30   7.250%     --        --
 Midtown Square    Columbus, GA        144   Jun-01   Jun-21   May-43   7.400%     --        --
 Mountain Ranch    Austin, TX          196   Dec-98   Jan-18   Jan-41   7.125%     --        --
 Newark Commons    New Castle, DE      220   May-00   May-18   May-43   7.300%     --        --
 Princess Anne     Virginia  Beach,
  House            VA                  186   Apr-00   Apr-25   Apr-42   7.500%     --        --
 Red Hill Villas   Round Rock, TX      168   Dec-00   Dec-17   Dec-40   7.400%     --        --
 San Marcos        San Marcos, TX      156   May-00   Mar-17   Mar-42   7.375%     --        --
 Silverwood        Lakewood, WA        107   Dec-01   Nov-18   Nov-38   7.200%     --        --
 Southwest Trails  Austin, TX          160   Aug-00   Jun-17   Jun-42   7.350%     --        --
 Summerlake        Davie, FL           108   Mar-00   Apr-27   Mar-42   7.400%     --        --
 Woods Edge        Charlottesville,     97   Nov-00   Nov-17   Nov-40   7.500%     --        --
                   VA
                                     -----
Subtotal - Revenue Bonds Secured
  by properties in lease-up stage    4,725
                                     -----

Construction Bond Portfolio
---------------------------
 Allapattah
  Gardens          Miami, FL           128   Nov-02   Nov-19   Nov-44   7.150%     --        --
 Belmont Heights
  Estates          Tampa, FL           201   Jun-01   Jun-18   Jun-43   8.150%   Mar-03     7.600%
 Bluffview         Denton, TX          250   May-01   May-18   May-41   7.600%     --        --
 Blunn Creek       Austin, Tx          280   Aug-01   Jul-18   Jul-41   7.300%     --        --
 Chapel Ridge at
  Jackson          Jackson, TN         124   Dec-02   Jan-20   Dec-42   6.750%     --        --
 Chapel Ridge at   Oklahoma City,
  Yukon            OK                  148   Sep-02   Nov-02   Sep-03   7.000%     --        --
 Circle S          Austin, TX          200   Feb-02   Dec-18   Jan-42   7.500%   Apr-03     7.200%
 Clarkridge
  Villas           Dallas, TX          256   Sep-02   Aug-19   Sep-42   7.000%     --        --
 Clearwood Villas  Houston, TX         276   May-02   Apr-19   May-42   7.000%     --        --







                      Outstanding
                   Principal Amount       Fair
                         at              Value at
 Property             12/31/2002       12/31/2002       Notes
 ---------------     ------------      ------------    ---------

 Lakemoor              8,960,356        9,634,000         C,I
 Lakewood Terrace      7,650,000        8,358,000         E,K
 Madalyn Landing      12,859,503       13,284,000         E,K
 Magnolia Arbors      12,500,000       13,842,000         E,K
 Marsh Landing         5,895,278        6,435,000         E,K
 Midtown Square        5,600,000        6,118,000         A,G
 Mountain Ranch        9,041,675        9,595,000         C,I
 Newark Commons       14,300,000       15,413,000         E,K
 Princess Anne
  House                7,500,000        8,305,000         C,I
 Red Hill Villas       9,900,000       10,816,000         C,I
 San Marcos            7,208,142        7,874,000         D,J
 Silverwood            3,300,000        3,508,000         C,H
 Southwest Trails      6,486,332        7,054,000         D,J
 Summerlake            5,582,422        6,118,000         D,J
 Woods Edge            4,848,121        5,371,000         D,J

                     -----------      -----------
Subtotal - Revenue
  Bonds Secured
  by properties
  in lease-up stage $227,147,331     $245,866,000
                   -------------     ------------

Construction Bond Portfolio
---------------------------
 Allapattah
  Gardens              4,850,000        4,850,000         C,L
 Belmont Heights
  Estates              7,850,000        8,808,000         D,J
 Bluffview            10,700,000       12,006,000         C,I
 Blunn Creek          15,000,000       16,167,000         C,I
 Chapel Ridge at
  Jackson              5,000,000        5,000,000         C,L
 Chapel Ridge at
  Yukon                7,000,000        7,235,000          C
 Circle S              9,300,000        9,886,000        C,H,L
 Clarkridge
  Villas              14,600,000       15,089,000         C,L
 Clearwood Villas     15,000,000       15,503,000        E,K,L


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                 Effective
                                                                         Stated   Date of    Future
                                               Date     Call   Maturity  Interest  Future    Interest
Property           Location           Units   Closed    Date     Date     Rate1     Rate       Rate2
-----------------  ---------        -------- -------- -------- --------- --------- -------- ----------

 Cobb Park         Ft. Worth, TX       172   Jul-01   Aug-18   Jul-41   7.400%     --        --
 Cobblestone       Acworth, GA         172   May-02   May-19   May-42   6.900%     --        --
 Colonial Park     Margate, FL         160   Jun-02   Jun-19   Jun-44   7.500%  Sept-03     7.000%
 Ecumenical Homes  Dayton, OH           50   Dec-02   Jul-19   Jun-44   6.875%     --        --
 Ecumenical Homes  Dayton, OH            *   Dec-02        -   Mar-07   6.875%     --        --
 Ecumenical Homes  Dayton, OH            *   Dec-02        -   Jun-14   9.000%     --        --
 Ecumenical Homes  Dayton, OH            *   Dec-02        -   Jun-14   6.875%     --        --
 Emerald Bay       Houston, TX         248   Sep-02   Aug-19   Sep-42   5.500%   Feb-04     7.000%
 Green Crest       Houston, TX         192   Nov-02   Nov-19   Nov-42   7.000%     --           --
 Grove             Merced, CA          204   Dec-02   Dec-20   Dec-44   4.000%   Mar-03     7.000%
 Grove             Merced, CA            *   Dec-02        -   Dec-07   4.000%   Mar-03     7.000%
 Grove             Merced, CA            *   Dec-02        -   Jun-16   4.000%   Mar-03     8.750%
 Heatherwilde      Pflugerville, TX    256   Oct-02   Nov-19   Oct-42   5.500%   Mar-04     6.750%
 Heatherwilde      Pflugerville, TX      *   Oct-02   Nov-19   Oct-42   5.500%   Mar-04     7.000%
 Hickory Falls     Villa Rica, GA      220   Dec-02   Jan-20   Dec-45   5.000%   Apr-04     6.500%
 Hickory Trace     Dallas, TX          180   Nov-02   Dec-19   Nov-42   7.000%     --        --
 Hidden Grove      Miami, FL           222   Sep-00   Oct-17   Oct-42   7.400%     --        --
 Hillside          Dallas, TX          236   Dec-01   Nov-18   Dec-41   7.900%   Mar-03     7.000%
 Inverness Centre  Ft. Wayne, IN       192   Aug-02   Mar-20   Aug-42   6.835%     --        --
 Ironwood
  Crossing         Ft. Worth, TX       280   Nov-02   Oct-27   Nov-42   5.500%   Jul-04     7.000%
 Johnston Mill     Columbus, GA        336   Apr-02   Mar-19   Mar-42   6.900%   Apr-04     6.950%
 Kensington Court  Kansas City, MO     192   Dec-02   Jan-20   Dec-42   6.850%     --        --
 Knollwood Villas  Denton, TX          264   May-01   May-18   May-41   7.600%     --        --
 Laguna Pointe     Pompano Beach, FL   188   Jun-02   Dec-19   Jun-44   7.500%   Aug-04     7.000%
 Lakeline          Leander, TX         264   Nov-01   Aug-18   Aug-43   8.100%   Mar-03     7.700%
 Lansing Heights   Lansing, KS         130   May-02   Mar-27   Mar-45   6.800%     --        --
 Lansing Heights   Lansing, KS           *   May-02        -   Dec-10   6.800%     --        --






                      Outstanding
                   Principal Amount     Fair
                         at            Value at
 Property             12/31/2002     12/31/2002       Notes
 ---------------     ------------    ------------    ---------

 Cobb Park          7,500,000            8,194,000     A,G,L
 Cobblestone       11,500,000           11,716,000     E,K,L
 Colonial Park      8,200,000            8,475,000     E,K,L
 Ecumenical Homes   2,793,000            2,793,000      C,L
 Ecumenical Homes     556,000              556,000      C
 Ecumenical Homes     165,000              165,000      C,L
 Ecumenical Homes      86,000               86,000      C,L
 Emerald Bay       10,570,000           10,924,000      C
 Green Crest       12,500,000           12,500,000      C,L
 Grove              8,270,000            8,270,000      C,L
 Grove              3,055,000            3,055,000      C
 Grove              1,475,000            1,475,000      C
 Heatherwilde      13,500,000           13,500,000      C,H
 Heatherwilde       1,500,000            1,500,000      C,H
 Hickory Falls     12,350,000           12,350,000      C,L
 Hickory Trace     11,920,000           11,920,000      C
 Hidden Grove       8,594,129            9,396,000     C,I,L
 Hillside          12,500,000           12,919,000     A,F,L
 Inverness Centre   5,950,000            6,004,000     D,J,L
 Ironwood
  Crossing         15,000,000           15,000,000      C
 Johnston Mill     16,000,000           16,418,000     C,I,L
 Kensington Court  10,000,000           10,000,000      C,L
 Knollwood Villas  13,750,000           15,429,000      C,I
 Laguna Pointe     13,300,000           13,746,000      C,L
 Lakeline          21,000,000           22,701,000     C,H,L
 Lansing Heights    8,320,500            8,354,000      C
 Lansing Heights      231,500              232,000      C


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                     Effective
                                                                             Stated   Date of     Future
                                                  Date    Call    Maturity  Interest  Future     Interest
Property             Location           Units    Closed   Date      Date     Rate1     Rate        Rate2
-----------------    ---------         -------- -------- -------- --------- --------- --------  -----------

 Magnolia Commons     Vicksburg, MS       192   Oct-02   Oct-19   Sep-32   6.750%        --          --
 Matthew Ridge        Houston, TX         240   May-02   Apr-19   May-42   7.150%        --          --
 Meridian             Hollywood, FL       160   Apr-02   May-19   Apr-44   7.500%      Jul-03      7.000%
 Oak Hill             Athens, GA          220   Oct-02   Nov-19   Oct-42   6.500%        --          --
 Oak Hollow           Dallas, TX          150   Dec-01   Nov-18   Dec-41   7.900%      Mar-03      7.000%
 Oaks at
  Brandlewood         Savannah, GA        324   May-02   Jun-19   May-42   7.000%        --          --
 Palm Terrace         Auburn, CA            *   Sep-02        -   Sep-03   9.500%        --          --
 Palm Terrace         Auburn, CA           80   Aug-01   Aug-18   Jan-44   8.400%      Feb-03      7.400%
 Palm Terrace         Auburn, CA            *   Aug-01        -   Apr-03   9.500%        --          --
 Pleasant Valley
  Villas              Austin, TX          280   Aug-02   Aug-19   Sep-42   6.750%        --          --
 River's Edge         Green Island, NY    190   Nov-01   Jun-16   Nov-43   7.700%      Jun-03      7.200%
 Riverside
  Meadows             Austin, TX          248   Dec-01   Nov-20   Dec-41   7.500%      May-03      7.000%
 Rosemont             San Antonio, TX     280   Dec-02   Jan-20   Dec-44   6.750%        --          --
 Southern Oaks        Dallas, TX          256   Dec-02   Jan-20   Dec-44   6.750%        --          --
 Waterford Place
 Waterford Place II   Loveland, CO        164   Oct-02   Aug-27   Aug-45   6.500%        --          --
                      Colorado
 West Meadows         Springs, CO         216   Dec-01   Aug-18   Nov-41   7.250%        --          --
 West Oaks            Houston, TX         168   Feb-02   Dec-18   Jan-42   7.500%      Feb-04      7.150%
 Westlake Village     Jackson, NJ           *   Nov-01        -   Feb-04   8.000%        --          --
 Westlake Village     Jackson, NJ         150   Nov-01   May-19   Nov-41   7.200%        --          --
 White Rock           San Antonio, TX     336   Dec-01   Dec-18   Dec-41   7.750%      May-03      7.550%
 Willow Creek II      North Port, FL      104   Jun-02   Jun-19   Jun-44   7.000%        --          --
                                       ------
Subtotal - Revenue Bonds secured
  by properties in construction         9,779
                                       ------





                         Outstanding
                      Principal Amount     Fair
                            at            Value at
 Property                12/31/2002     12/31/2002       Notes
 ---------------        ------------    ------------    ---------

 Magnolia Commons        8,700,000        8,700,000          C,L
 Matthew Ridge          10,968,000       11,578,000         E,K,L
 Meridian                8,255,000        8,532,000         E,K,L
 Oak Hill                8,300,000        8,300,000          C,L
 Oak Hollow              8,625,000        8,914,000         A,F,L
 Oaks at
  Brandlewood           12,725,000       13,151,000         D,J,L
 Palm Terrace            1,000,000        1,403,000          C,L
 Palm Terrace            4,460,000        4,873,000         A,F,L
 Palm Terrace            1,542,381        2,163,000         A,F,L
 Pleasant Valley
  Villas                15,000,000       14,949,000         C,H,L
 River's Edge           15,000,000       15,946,000           C
 Riverside
  Meadows               11,500,000       11,885,000          A,F
 Rosemont               14,990,000       14,990,000           C
 Southern Oaks          14,990,000       14,990,000           C
 Waterford Place
 Waterford Place II      2,102,000        2,102,000           C

 West Meadows           13,000,000       13,915,000         A,F,L
 West Oaks              10,150,000       10,715,000         A,F,L
 Westlake Village          575,000          679,000          C,L
 Westlake Village        6,425,000        6,830,000         D,J,L
 White Rock             20,345,000       21,564,000         C,H,L
 Willow Creek II         4,130,000        4,268,000          C,H
                     -------------      -----------
Subtotal - Revenue
 Bonds secured
 by properties
 in construction      $512,668,510     $532,669,000
                     -------------     ------------


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                   Effective
                                                                           Stated   Date of    Future
                                                 Date     Call   Maturity  Interest  Future    Interest
Property             Location          Units    Closed    Date     Date     Rate1     Rate      Rate2
-----------------    ---------        -------- -------- -------- --------- --------- -------- ---------

Rehabilitation Bond Portfolio
 Briarwood           Fort Smith, AR         *   Aug-02        -   Jun-13   6.250%     --         --
 Briarwood           Fort Smith, AR         *   Aug-02   Jun-03   May-23   6.250%     --         --
 Briarwood           Fort Smith, AR       128   Aug-02   Jun-19   Feb-39   6.250%     --         --
 Bryte Gardens       W. Sacramento, CA    108   Apr-02   Mar-18   Mar-39   7.000%     --         --
 Community Arms      Pasadena, CA         133   Aug-02        -   Sep-14   7.000%     --         --
 Community Arms      Pasadena, CA           *   Aug-02   Jan-18   Oct-38   7.000%     --         --
 Creekside
  Landing            Memphis, TN          248   Dec-02   Jan-20   Dec-39   6.800%     --         --
 Faircliff Plaza     Washington, DC        80   Mar-02   Mar-19   Mar-39   7.900%   Mar-03      7.200%
 Georgia King        Newark, NJ           422   May-02        -   Aug-38   8.000%   Aug-03      7.000%
 Georgia King        Newark, NJ             *   May-02        -   Oct-25   7.000%     --         --
 Lincoln Park        Newark, NJ            80   May-02        -   May-28   7.750%   Feb-03      7.250%
 Mecca Vineyards     Indio, CA            268   Nov-01   May-18   May-38   7.750%   Feb-03      7.250%
 Mecca Vineyards     Indio, CA              *   Nov-01        -   Jul-14   7.250%     --         --
 Merchandise Mart    St. Louis, MO        213   Oct-01   Oct-19   Sep-41   8.000%   Mar-03      7.500%
 Oakwood Manor       Little Rock, AR      200   Jun-01   Dec-17   Nov-37   7.650%     --         --
 Oakwood Manor       Little Rock, AR        *   Jun-01        -   Nov-11   7.650%     --         --
 Ocean Ridge         Federal Way, WA      192   Dec-01   Nov-18   Nov-38   6.950%     --         --
 Pheasant Ridge      Bellevue, NE         264   Sep-02   Apr-19   Mar-39   7.400%   Sep-03      6.750%
 Stonebridge         Florrisant, MO       100   May-02   Oct-18   Oct-38   7.000%     --         --
 Valley View &
  Summertree         Little Rock, AR      240   Oct-01   Jun-18   Jun-38   8.000%   Apr-03      7.450%
 Valley View &
  Summertree         Little Rock, AR        *   Oct-01        -   Feb-14   7.450%     --         --
 Viewcrest
  Villages           Bremerton, WA        300   May-02   Oct-18   Oct-38   8.000%   Apr-03       7.150%
                                       ------
Subtotal - Revenue Bonds secured
  by properties undergoing
  rehabilitation                        2,976
                                      -------
Subtotal - Tax-Exempt First
  Mortgage Revenue Bonds               31,817
                                      -------






                              Outstanding
                           Principal Amount    Fair
                                at           Value at
 Property                    12/31/2002     12/31/2002     Notes
 ---------------           --------------   ------------  ---------

Rehabilitation Bond
 Briarwood                       645,635        609,000       C
 Briarwood                       680,000        627,000       C
 Briarwood                     2,835,000      2,616,000       C
 Bryte Gardens                 5,358,800      5,538,000       C,H
 Community Arms                  996,958      1,049,000       C
 Community Arms                6,245,000      6,454,000       C
 Creekside
  Landing                      5,000,000      5,000,000       C
 Faircliff Plaza               7,000,000      7,441,000       C,H
 Georgia King                 16,075,000     18,987,000       C,I
 Georgia King                  8,835,121      9,224,000       C,I
 Lincoln Park                  4,900,000      5,245,000       D,J
 Mecca Vineyards              13,040,000     13,958,000       A,F
 Mecca Vineyards               1,424,193      1,606,000       A,F
 Merchandise Mart             25,000,000     27,683,000      C,I,L
 Oakwood Manor                 5,007,621      5,659,000       C,I
 Oakwood Manor                   440,000        497,000       C,I
 Ocean Ridge                   6,675,000      6,849,000       A,F
 Pheasant Ridge                9,000,000      8,969,000       D,J
 Stonebridge                   5,270,000      5,447,000       D,J
 Valley View &
  Summertree                   8,655,000     10,223,000       A,F
 Valley View &
  Summertree                     523,063        599,000       A,F
 Viewcrest
  Villages                     8,723,200      9,209,000       D,J
                            ------------     ----------
Subtotal - Revenue
  Bonds secured
  by properties
  undergoing
  rehabilitation           $ 142,329,591  $ 153,489,000
                           -------------  -------------
Subtotal -
  Tax-Exempt First        $1,449,981,616 $1,532,187,000
  Mortgage Revenue Bonds  -------------- --------------


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                               Effective
                                                                       Stated    Date of    Future
                                             Date     Call   Maturity  Interest  Future    Interest
Property          Location         Units    Closed    Date     Date     Rate1     Rate       Rate2
----------------- ---------       -------- -------- -------- --------- --------- -------- -----------


Taxable First Mortgage Bonds
----------------------------
 Chapel Ridge at
  Jackson          Jackson, TN        *     Dec-02   Jan-20   Sep-22   8.250%       --        --
 Circle S          Austin, TX         *     Feb-02        -   Oct-23   8.750%       --        --
 Clearwood Villas  Houston, TX        *     May-02        -   Jan-06   9.000%       --        --
 Cobb Park         Ft. Worth, TX      *     Jul-01        -   Nov-10   9.500%       --        --
 Colonial Park     Margate, FL        *     Jun-02        -   Mar-12   8.750%       --        --
 Creekside
  Landing          Memphis, TN        *     Dec-02   Jan-20   Aug-20   8.250%       --        --
 Emerald Bay       Houston, TX        *     Sep-02   Aug-19   Dec-19   9.000%       --        --
 Greenbriar        Concord, CA        *     May-99        -   May-36   9.000%       --        --
 Greenbridge at
  Buckingham       Richardson, TX     *     Nov-00        -   Feb-07  10.000%       --        --
 Hillside          Dallas, TX         *     Dec-01        -   Oct-09   9.250%       --        --
 Inverness Centre  Ft. Wayne, IN      *     Aug-02   Mar-20   Jan-29   8.000%       --        --
 Ironwood
  Crossing         Ft. Worth, TX      *     Nov-02   Jun-05   May-21   8.750%       --        --
 Johnston Mill     Columbus, GA       *     Apr-02        -   Sep-12   8.000%       --        --
 Lake Park         Turlock Park, CA   *     Jun-99        -   Sep-35   9.000%       --        --
 Lakeline          Leander, TX        *     Dec-01        -   Nov-09   9.650%     Mar-03     9.250%
 Lakes Edge at
  Walden           Miami, FL          *     Jun-99        -   Aug-10  11.000%       --        --
 Magnolia Arbors   Covington, GA      *     Apr-01   May-08   Jul-18   8.950%       --        --
 Mecca Vineyards   Indio, CA          *     Nov-01        -   Apr-07   9.000%       --        --
 Meridian          Hollywood, FL      *     Apr-02        -   Dec-13   8.750%       --        --
 Midtown Square    Columbus, GA       *     Jun-01   Jun-08   Feb-14   8.950%       --        --
 Oaks at
  Brandlewood      Savannah, GA       *     May-02        -   Mar-17   8.750%       --        --
 Oaks at Hampton   Dallas, TX         *     Apr-00        -   May-10   9.000%       --        --
 Oakwood Manor     Little Rock, AR    *     Jun-01        -   Jan-09   9.500%       --        --
 Ocean Ridge       Federal Way, Wa    *     Dec-01        -   Sep-23   8.750%       --        --
 Parks at
  Westmoreland     DeSoto, TX         *     Jul-00        -   Nov-09   9.000%       --        --
 Pheasant Ridge    Bellevue, NE       *     Sep-02   Apr-19   Aug-19   8.500%       --        --





                              Outstanding
                           Principal Amount     Fair
                                at            Value at
 Property                    12/31/2002      12/31/2002     Notes
 ---------------           --------------    ------------  ---------

Taxable First Mortgage
 Bonds Chapel Ridge
 at Jackson                   900,000          900,000       A,L
 Circle S                   1,925,000        1,982,000       A,L
 Clearwood Villas             125,000          132,000       A,L
 Cobb Park                    285,000          319,000       A,L
 Colonial Park                375,000          386,000       A,L
 Creekside
  Landing                   1,100,000        1,100,000        A
 Emerald Bay                1,330,000        1,409,000        A
 Greenbriar                 1,910,078        2,134,000        A
 Greenbridge at
  Buckingham                  350,000          412,000        A
 Hillside                     400,000          435,000      A,F,L
 Inverness Centre             750,000          706,000       A,L
 Ironwood
  Crossing                  1,970,000        1,970,000        A
 Johnston Mill                500,000          471,000       A,L
 Lake Park                    322,375          397,000        A
 Lakeline                     550,000          599,000       A,L
 Lakes Edge at
  Walden                    1,179,109        1,812,000        A
 Magnolia Arbors            1,000,000        1,053,000        A
 Mecca Vineyards              360,000          381,000       A,F
 Meridian                     375,000          386,000       A,L
 Midtown Square               235,000          248,000       A,L
 Oaks at
  Brandlewood               1,200,000        1,236,000       A,L
 Oaks at Hampton              490,942          556,000        A
 Oakwood Manor                666,583          855,000        A
 Ocean Ridge                2,325,000        2,394,000        A
 Parks at
  Westmoreland                436,175          482,000        A
 Pheasant Ridge             1,900,000        1,900,000       A,L


                CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                   Effective
                                                                           Stated   Date of    Future
                                              Date       Call   Maturity  Interest  Future    Interest
Property          Location           Units    Closed     Date     Date     Rate1     Rate       Rate2
----------------- ---------        --------  --------  -------- --------- --------- -------- ----------

 Pleasant Valley
  Villas           Austin, TX          *      Aug-02     Aug-19   Sep-42   8.500%     --        --
 Princess Anne     Virginia Beach,
  House            VA                  *      Apr-00        -     Jan-06   9.500%     --        --
 Red Hill Villas   Round Rock, TX      *      Dec-00        -     Jul-10   9.500%     --        --
 Riverside
  Meadows          Austin, TX          *      Dec-01        -     May-09   8.750%     --        --
 Silverwood        Lakewood, WA        *      Dec-01        -     Aug-17   8.750%     --        --
 Viewcrest
  Villages         Bremerton, WA       *      May-02     Oct-18   Feb-21   8.750%     --        --
 White Rock        San Antonio, TX     *      Dec-01        -     Aug-08   9.500%     --        --
 Williams Run      Dallas, TX          *      Dec-00        -     Jul-04   9.250%     --        --
                                    ------

Subtotal - Taxable Bonds               -
                                    ------

Total First Mortgage Bonds          31,817
                                    ======


Other Tax-Exempt Subordinate Bonds

 Draper Lane       Silver Spring, MD   406    Feb-01     Mar-06   Mar-40  10.000%      --        --
 Museum Tower      Philadelphia, PA    286    Nov-00        -     Dec-26   8.250%      --        --
                                    ------

Total Subordinate Bonds                692
                                    ------
Total Revenue Bonds
                                    32,509
                                    ======





                         Outstanding
                       Principal Amount     Fair
                            at            Value at
 Property                12/31/2002      12/31/2002       Notes
 ---------------      ---------------    ------------    ---------

 Pleasant Valley
  Villas                1,470,000            1,470,000     A,L
 Princess Anne
  House                   105,667              140,000      A
 Red Hill Villas          397,001              447,000      A
 Riverside
  Meadows                 200,000              206,000     A,F
 Silverwood               525,000              541,000      A
 Viewcrest
  Villages              2,180,800            2,245,000      A
 White Rock               430,000              481,000     A,L
 Williams Run              99,113              218,000      A
                   --------------       --------------

Subtotal -
 Taxable Bonds     $   28,367,843        $  30,403,000
                   --------------       --------------
Total First
 Mortgage Bonds    $1,478,349,459       $1,562,590,000
                   --------------       --------------

Other Tax-Exempt
 Subordinate Bonds

 Draper Lane           11,000,000           11,000,000     C,I
 Museum Tower           6,000,000            6,000,000     C,H
                    -------------          -----------

Total Subordinate   $  17,000,000       $   17,000,000
 Bonds
Total Revenue
 Bonds             $1,495,349,459       $1,579,590,000
                   ==============       ==============


         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1 The stated interest rate represents the coupon rate of the Revenue Bond at December 31, 2002.

     2 Represents a future interest rate, generally after the property is no longer in construction or rehabilitation.

     3 The Revenue Bonds are deemed to be available-for-sale debt securities and, accordingly, are carried at their estimated fair values.

A.   Owned by the Company, not including its consolidated subsidiaries.
B.   Owned by CM Holding, a consolidated subsidiary of the Company (See Merger).
C. Owned by CharterMac Equity Issuer Trust, a consolidated subsidiary of the Company (see Merger).
D. Owned by CharterMac Origination Trust I, a consolidated subsidiary of the Company (see Merger).
E. Owned by CharterMac Owner Trust I, a consolidated subsidiary of the Company (see Merger).
F.   Held by Merrill Lynch as collateral under the LIHTC Guaranty Program.
G.   Held by Merrill Lynch as collateral under the Credit Enhancement Program.
H. Held by Merrill Lynch as collateral for secured borrowings (see Financing Arrangements).
I. Held by Merrill Lynch as collateral in connection with the Merrill Lynch P-FLOATS/RITES Program (see Financing Arrangements).
J. Held as collateral in connection with the TOP (see Private Label Tender Option Program).
K. Transferred to CharterMac Owner Trust I in connection with the TOP (see Private Label Tender Option Program).
L. In the event the construction or rehabilitation of the Underlying Property is not completed in a timely manner, the Company may "put" the Revenue Bonds to the construction lender at par. The put is secured by a letter of credit issued by the construction lender to the Company.
M. The obligor of this Revenue Bond is a partnership in which an affiliate of the Manager is the partner that owns a controlling interest(see Note 10).
N. The original owner of the Underlying Property and obligor of the Revenue Bond has been replaced with an affiliate of the Manager.
O.   The minimum pay rate of the bond is the cash flow of the  property.
P. The Revenue Bond is currently awaiting approval from the Issuer for modification. The Company is confident that the modification will occur and has therefore shown the terms of the Revenue Bond as per a forbearance agreement which mirrors the terms of the Revenue Bond modification.
Q.   The Company received participating interest during 2002.
R. The Company has deemed this Revenue Bond impaired and has written it down to its estimated fair value of the underlying property (see Bond
     Impairment section herein Note 2)

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in thousands)


Reconciliation of Revenue Bonds:         2002          2001            2000
                                     -----------    -----------     ----------

Balance at beginning of period      $1,137,715         $845,405          $587,892
 Acquisitions                          457,060          295,962           304,740
 Proceeds from repayments of bonds    (108,630)         (24,227)          (22,400)
 Periodic  principal  repayments of     (4,986)          (1,584)             (379)
   bonds
 Carrying   amount   of   bonds  in
   excess  (less  than) of proceeds      4,273             (681)              719
   from the repayment
 Loss on impairment of assets             (920)            (400)               --
 Net change in fair value of bonds      95,126           23,135           (25,291)
 Accretion  of deferred  income and
   purchase accounting adjustment          (48)             105               124
                                      --------        ---------           -------
Balance at close of period           $1,579,590      $1,137,715          $845,405
                                      =========       ==========          =======

The weighted average interest rates recognized on the face amount of the portfolio of Revenue Bonds for the years ended December 31, 2002, 2001 and 2000 were 7.32%, 7.40% and 7.74%, respectively, based on weighted average face
amounts  of  approximately   $1,266,968,000,   $965,865,000  and   $710,544,000,
respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at December 31, 2002 and 2001 was $1,484,202,610 and $1,137,453,098, respectively. The net unrealized gain on Revenue Bonds in the amount of $95,387,390 at December 31, 2002 consisted of gross unrealized gains and losses of $100,964,090 and $5,576,700, respectively. The net unrealized loss on Revenue Bonds in the amount of $261,902 at December 31, 2001 consisted of gross unrealized gains and losses of $20,202,713 and $19,940,811, respectively.

The principal and interest payments on each Revenue Bond are payable only from the cash flows of the Underlying Properties, including proceeds from a sale of an Underlying Property or the refinancing of the mortgage loan securing such Revenue Bonds. None of the Revenue Bonds constitutes a general obligation of any state or local government, agency or authority. The structure of each Mortgage Loan mirrors the structure of the corresponding Revenue Bond that it secures. In order to protect the tax-exempt status of the Revenue Bonds, the owners of the Underlying Properties are required to enter into certain agreements to own, manage and operate such Underlying Properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

No single Revenue Bond provided interest income that exceeded 10% of the Company's total revenue for the years ended December 31, 2002, 2001 or 2000. Based on the face amount of Revenue Bonds at December 31, 2002, approximately 29.6% are located in Texas, 12.5% of the Underlying Properties are located in California, 11.2% are located in Florida, and 10.5% are located in Georgia. No other state comprises more than 10% of the total face amount at December 31, 2002. Based on the face amount of Revenue Bonds at December 31, 2001, approximately 23% of the Underlying Properties were located in California, 14% were located in Florida, and 17% were located in Texas. No other state comprised more than 10% of the total face amount at December 31, 2001.

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

Certain Revenue Bonds provide for "participating interest" which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds. Both the stated and participating interest on the Revenue Bonds are exempt from federal income taxation. During the years ended December 31, 2002, 2001 and 2000, participating interest was collected amounting to approximately $3.1 million, $1.5 million and $1.7 million, respectively. Revenue Bonds that contain provisions for contingent interest are referred to as "participating"; Revenue Bonds lacking this provision are "non-participating".

From time to time the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset including completion of construction and/or when Underlying Properties have experienced operating difficulties including past due real estate taxes and/or deferred maintenance. Promissory notes and/or second mortgages typically secure such ad-

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


vances. As of December 31, 2002, the face amount of such advances was approximately $6.2 million, with rates ranging from 8% to 13% and a carrying value of $190,000 (net of purchase accounting adjustments). Included in such amounts were advances to obligors which are affiliates of the Manager at an aggregate face amount of approximately $5.0 million, with rates ranging from 8% to 10%.

2002 Transactions

Revenue Bonds and other investments acquired or made during 2002 are summarized below:



                                                                   Weighted      Weighted
                                                       Aggregate    Average      Average
                                           Face        Purchase    Construction  Permanent
                                          Amount        Price        Rate       Interest Rate
                                          ------        ---------  ------------ -------------


 Non-participating Revenue Bonds
   Construction/rehabilitation
      properties                        $457,059,800    $466,921,529  6.940%       6.981%

 Other Investments
   Bridge and mezzanine loans              4,375,000                    N/A        8.257%



Revenue Bond and notes repaid during 2002 are summarized below:


                                     Face                     Realized
                                    Amount        Cost         Gains
                                 ------------ ------------- -------------

Participating Revenue Bonds
  Stabilized                     $81,825,000  $82,749,336    $917,326

Non-participating Revenue
  Bonds Stabilized                36,175,000   39,142,679    2,967,679

Notes
  Stabilized                       7,350,000    7,350,000           --

2001 Transactions

Revenue Bonds and other investments acquired or made during 2001 are summarized below:


                                                                     Weighted       Weighted
                                                       Aggregate      Average       Average
                                           Face        Purchase      Construction   Permanent
                                          Amount        Price          Rate        Interest Rate
                                          ------       ---------     ------------  -------------

 Non-participating Revenue Bonds
   Construction/rehabilitation
   properties                           $284,962,381  $291,053,618     7.900%          7.530%

 Subordinated non-participating
   Revenue Bonds                          11,000,000    11,260,970       N/A          10.000%

 Other Investments
   Bridge and mezzanine loans             13,897,017                     N/A           8.782%




Revenue Bond and notes repaid and RITES terminated during 2001 are summarized below:


                                     Face                     Realized
                                    Amount        Cost        (Losses)
                                 ------------ ------------- -------------


Participating Revenue Bonds
  Stabilized                     $17,775,000    $18,735,343    $(761,859)

Non-participating Revenue Bonds
  Stabilized                       6,255,000      6,400,979     (145,979)
  Construction/rehabilitation          5,000          8,766       (3,766)
  (RITES)

Notes
  Stabilized                       2,540,000      2,540,000           --

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2001 Bond Modifications


On June 1, 2001, the Company agreed to a modification of the terms of the Revenue Bond secured by the Loveridge Apartments Project. The stated interest rate was reduced from 8% to 7.5% and the call date was extended to June 1, 2004. As of December 31, 2002, this bond had a carrying value and fair value of approximately $6.85 million and $9.47 million, respectively.

Bond Impairment

During the second quarter of 2001, the borrowers of Lexington Trails failed to make regular interest payments. As a result, the Company determined the bond was impaired, and wrote down the bond to its estimated fair value of approximately $5.5 million and took a loss on impairment of $400,000. During 2002, the Company took an additional write down of approximately $920,000 on the Lexington Trails Revenue Bond. Subsequently, the Company caused the trustee, for the benefit of the Company, to foreclose on the underlying property. Since the date of the foreclosure, the Company has attempted to find a buyer for the underlying property. Management believes it is likely that in connection with a sale of the underlying property, the terms of this Revenue Bond may need to be modified. The Company has therefore decided to write down the carrying value of the bond to $4.5 million, the estimated value of the underlying property.

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

Summarized financial information for ARCap as of December 31, 2002 and the year then ended is as follows:

                                          ($'s in millions)
Investment securities - trading               $        799
Other assets                                            24
                                               -----------
Total assets                                  $        823
                                               ===========

Repurchase agreements and long-term debt      $        391
Other liabilities                                      207
Members' equity                                        225
                                               -----------
Total liabilities and equity                  $        823
                                               ===========

Total revenues                                $         79
Total expenses                                          48
                                               -----------
Net income                                    $         31
                                               ===========

NOTE 4 - Deferred Costs

The components of deferred costs are as follows:
                                                    December 31,
                                                    ------------
                                                 2002          2001
                                                 ----          ----


Deferred bond selection costs (1)              $ 34,810    $ 25,356


Deferred financing costs                          8,030       6,788
Deferred costs relating to the issuance
 of preferred shares of subsidiary
 (see Note 7)                                    10,445       8,377
Deferred costs relating to acquisition
 of Related                                       2,483          --
Other deferred costs                              1,376         332
                                                -------    --------
                                                 57,144      40,853
Less:  Accumulated amortization                  (8,451)     (6,187)
                                                -------     -------
                                               $ 48,693    $ 34,666
                                                =======     =======

(1) This primarily represents the 2% bond selection fee paid to the Manager (See Note 9).

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

For financial reporting purposes, due to the repurchase right, the Company accounts for the net proceeds received upon the transfer of its Revenue Bonds through the P- P-FLOATS/RITES program as secured borrowings and, accordingly, continues to account for the Revenue Bonds as assets. When Merrill Lynch purchases Revenue Bonds directly and sells the RITES to the Company, the RITES are included in other assets and accounted for at fair value as available-for-sale debt securities.

In order to facilitate the securitization, the Company has pledged certain additional Revenue Bonds as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 2002, the total carrying amount of such additional Revenue Bonds, cash and cash equivalents and temporary investments pledged as collateral was approximately $180 million.

During the year 2002, the Company transferred six Revenue Bonds with an aggregate face amount of approximately $91 million to the P-FLOATS/RITES program and received proceeds of approximately $90.7 million. Additionally, the Company repurchased eight Revenue Bonds with an aggregate face value of approximately $67 million.

The Company's cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 2.4%, 3.7% and 5.0%, annualized, for the years ended December 31, 2002 and 2001 and 2000, respectively.

Private Label Tender Option Program

The Company also utilizes its TOP to raise additional capital to acquire Revenue Bonds. As of December 31, 1999, the maximum amount of capital that could be raised under the TOP was $400 million. On December 7, 2000, the Company refined the structure of the TOP for the primary purpose of segregating Revenue Bonds issued by governmental entities in California from the remainder of the Revenue Bonds under the TOP and to increase the maximum amount of capital available under the program to $500 million.

As of December 31, 2002, the Company has contributed 83 issues of Revenue Bonds in the aggregate par amount of approximately $704 million to CharterMac Origination Trust I (the "Origination Trust"), a wholly owned, indirect subsidiary of the Company. The Origination Trust then contributed 56 of its Revenue Bonds, with an aggregate par amount of approximately $505 million, to CharterMac Owner Trust I (the "Owner Trust") which is controlled by the Company. The Owner Trust contributes selected bonds to specific "Series Trusts" in order to segregate Revenue Bonds issued by governmental entities selected by state of origin. As of December 31, 2002, four such Series Trusts were created: two California only series and two National (non-state specific) series.

Each Series Trust issues two equity certificates: (i) a Senior Certificate, which has been deposited into another Delaware business trust (a "Certificate Trust") which issued and sold certificates with a floating interest rate ("Floater Certificates") representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate representing the remaining beneficial ownership interest in each Series Trust, which has been issued to the Origination Trust. At December 31, 2002, the two California only and two National Series Trusts had Floater Certificates with an outstanding amount of $115 million and $341.5 million, respectively.

The Revenue Bonds remaining in the Origination Trust (aggregate principal amount of approximately $199 million) are an additional collateral pool for the Owner Trust's obligations under the Senior Certificate. In addition, the Owner Trust obtained a municipal bond insurance policy from MBIA to credit enhance
Certificate distributions for the benefit of the holders of the Floater Certificates and has also arranged for a liquidity facility, issued by a consortium of highly rated European banks, with respect to the Floater Certificates. The Company owns no beneficial interest in, and does not control, the Certificate Trusts.

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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For financial accounting and reporting purposes, the Owner Trust, which is controlled by the Company, is consolidated. Income earned by the Owner Trust is allocated to the minority interest in an amount equal to the distributions through the Senior Certificate to the holders of the Floater Certificates.

The Company's cost of funds relating to the TOP (calculated interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 2.4%, 3.5% and 5.4% for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table shows the components of the financing arrangements.

                                             Amount Financed
  Financing Arrangement         December 31, 2002      December 31, 2001
  ---------------------         -----------------      -----------------
      P-FLOATS/RITES              $215,159                 $191,796
      Private Label Tender
        Offer Program              456,500                  350,000
                                   -------                  -------
           Total                  $671,659                 $541,796
                                   =======                  =======

NOTE 6 -- Notes Payable

In connection with the acquisition of PWF, the Company entered into a loan commitment (the "PWF acquisition loan"). The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%. The loan is interest only for the first twelve months. Beginning in January 2003 and through the remaining loan term, quarterly straight-line principal amortization on the Initial Advance is paid based on a ten-year amortization period. Additionally, after receiving the Final Advance, additional quarterly straight-line principal amortization payments on the Final Advance will be made based on the remaining years of the amortization period for the Initial Advance.

At December 31, 2002, there was approximately $27.3 million outstanding on this loan, included in notes payable in the accompanying consolidated financial statements.

PWF has a $100 million secured, revolving mortgage warehouse facility, subject to annual renewal during December of each year. CM Corp. is a guarantor of this warehouse facility. The interest rate for each warehouse advance is the Fed Funds rate plus 1.25%, which at December 31, 2002 was 2.48%. At December 31, 2001 there were no outstanding borrowings under the facility. At December 31, 2002, the amount outstanding was approximately $41.3 million. At December 31, 2002 the Company was in compliance with all covenants of the facility.

The $100 million facility replaced PWF's $50 million multi-family revolving warehouse facility, which expired on May 31, 2002. At December 31, 2001, the facility was temporarily increased to $160 million and had outstanding borrowings of $29.3 million at an interest rate of 30-day LIBOR plus 1.00%, which resets daily, with a LIBOR floor of 3%. At December 31, 2001, the interest rate was 4.0%. Borrowings under the line of credit are collateralized by PWF's ownership interests in the original mortgage notes. This facility was repaid during the first quarter of 2002.

PWF was the guarantor for a $35 million loan and security agreement for Larson, which expired on May 31, 2002. The interest rate for the agreement was the lower of 30 day LIBOR plus 209 basis points or the 30 day Treasury Bill rate plus 205 basis points. At December 31, 2001, there were no outstanding borrowings under the agreement.


NOTE 7 - Preferred Shares of Subsidiary

Since June 1999, the Company, through a consolidated subsidiary, has issued multiple series of "Cumulative Preferred Shares".



                                                          Liquidation
Preferred     Date of  Mandatory    Mandatory   Number     Preference   Total Face  Dividend
Series       Issuance   Tender     Repurchase  of Shares    per Share     Amount      Rate
------       --------   ------     ----------  ---------    ---------     ------      ----

Series A      6/29/99   6/30/09      6/30/49      45     $2,000,000   $90,000,000     6.625%
Series A-1    7/21/00   6/30/09      6/30/49      48        500,000    24,000,000     7.100%
Series A-2    10/9/01   6/30/09      6/30/49      62        500,000    31,000,000     6.300%
Series A-3     6/4/02  10/31/14     10/31/52      60        500,000    30,000,000     6.800%
Series B      7/21/00  11/30/10     11/30/50     110        500,000    55,000,000     7.600%
Series B-1    10/9/01  11/30/10     11/30/50      37        500,000    18,500,000     6.800%
Series B-2     6/4/02  10/31/14     10/31/52      50        500,000    25,000,000     7.200%


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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Series A, A-1, A-2 and A-3 Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to all classes or series of Convertible CRA Shares, Series B, B-1 and B-2 Cumulative Preferred Shares and Common Shares of the of the Company. The Series B, B-1 and B-2 Subordinate Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of the Company, senior to the Company's Common Shares and the Company's Convertible CRA Shares and junior to the Issuer's Series A, A-1, A-2 and A-3 Cumulative Preferred Shares.

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

NOTE 8 - Income Taxes

The income tax provision at December 31, 2002, consisted of the following components:

                                                               2002
                                                               ----
                    Current:
                     Federal                                $  1,303
                     State and Local                             520
                                                             -------
                    Total current                           $  1,823

                    Deferred                                    (539)
                                                             -------
                    Total provision for income taxes        $  1,284
                                                             =======

Until December 30, 2001, PWF elected for both Federal and state income tax purposes to be treated as an S corporation. As an S corporation, the net earnings of PWF were taxed directly to its stockholders rather than PWF.

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed at December 31, 2002.

The Company's effective tax rate is 45.8%, due to State income taxes, net of the Federal benefit.

The components of the deferred tax (asset), liability are as follows:

                                                             2002        2001
                                                             ----        ----
                    Allowance for loan loss reserves     $    (752)   $  (1,363)
                    Originated mortgage service rights      12,314       11,614
                    Deferred guarantee fees                 (1,456)          --
                    Deferred construction service fees      (1,477)      (1,302)
                    Other Deferred costs                     2,161        1,165
                    Valuation Allowance                         --          137
                                                          --------     --------
                                                         $  10,790    $  10,251
                                                          ========     ========


NOTE 9 - Convertible Community Reinvestment Act Preferred Share Offerings

On May 10, 2000, the Company completed a private placement of approximately $26.4 million, net of underwriters discount, of Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") to three financial institutions (1,946,000 Convertible CRA Shares priced at $14.13 per share). On December 14, 2000, the Company completed an additional $9,100,000 pri-

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


vate placement of approximately $8.7 million, net of underwriters discount, of Convertible CRA Shares to three additional financial institutions (644,000 Convertible CRA Shares priced at $14.13 per share). On May 24, 2001, the Company bought back 707,636 Convertible CRA Shares, issued May 10, 2000, at $12.70 per share for a total purchase price of approximately $9.0 million. As of December 31, 2002, the Company had outstanding, 3,835,002 Convertible CRA Shares, which are convertible at the holders option into 3,717,301 Common Shares.

During July and November 2002, the Company issued approximately 1.4 million and 576,000 Series A Convertible CRA Shares, respectively. The shares were priced at $17.43 and $17.37 respectively, raising net proceeds for the two issuances of approximately $32.5 million. These Series A CRA Shares are convertible on a one to one basis. As of December 31, 2002, there were 3,835,002 Convertible CRA Shares outstanding, which are convertible at the holders option into 3,717,301 Common Shares.

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

               Issuance Date    Conversion Price       Conversion Ratio
               -------------    ----------------       ----------------

               May 10, 2000          $15.33                  0.9217
               December 14, 2000     $14.60                  0.9678
               July 15, 2002          --                     1.0000
               November 21, 2002      --                     1.0000

NOTE 10 - Related Parties

The Manager is entitled to subcontract its obligations under the Management Agreements to an affiliate. In accordance with the foregoing, the Manager has assigned its rights and obligations to Related.

Pursuant to the terms of the Management Agreement, the Manager is entitled to receive the fees and other compensation set forth below:

Fees/Compensation*                  Amount
------------------                  ------
Bond Selection  Fee                 2.00%  of the  face  amount  of  each  asset
                                    invested in or acquired by CharterMac or its
                                    subsidiaries.
Special Distributions/Investment
Management Fee                      0.375%  per  annum  of  the  total  invested
                                    assets of CharterMac or its subsidiaries.
Loan  Servicing Fee                 0.25%  per  annum  based on the  outstanding
                                    face  amount  of  revenue  bonds  and  other
                                    investments   owned  by  CharterMac  or  its
                                    subsidiaries.
Operating Expense Reimbursement     For direct expenses  incurred by the Manager
                                    in an  amount  not to  exceed  $778,622  per
                                    annum   (subject   to   increase   based  on
                                    increases    in    CharterMac's    and   its
                                    subsidiaries' assets and to annual increases
                                    based upon  increases in the Consumer  Price
                                    Index).
Incentive Share Options             The Manager  may receive  options to acquire
                                    additional  Common  Shares  pursuant  to the
                                    Share  Option  Plan  only  if   CharterMac's
                                    distributions in any year exceed $0.9517 per
                                    Common Share and the Compensation  Committee
                                    of the Board of Trustees determines to grant
                                    such options.
Liquidation Fee                     1.50% of the gross sales price of the assets
                                    sold by CharterMac in connection with a liquidation of CharterMac assets supervised by the Manager.

* The Manager is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed. A bond placement fee of 1.0% to 1.5% of the face amount of each asset invested in or acquired by CharterMac or its subsidiaries is payable to the Manager by the borrower, and not by CharterMac or its subsidiaries.

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Affiliates of the Manager may provide certain financial guarantees to facilitate leveraging by CharterMac, for which they could be paid market rate fees. In addition, affiliates of the Manager may provide certain financial guarantees to the owner (or partners of the owners) of the underlying properties securing CharterMac's revenue bonds, for which they could be paid market rate fees.

The terms of each of the management agreements is one year. The management agreements may be renewed, subject to evaluation of the performance of the Manager by CharterMac's Board of Trustees. Both agreements may be terminated (i) without cause by the Manager; or (ii) for cause by a majority of CharterMac's Board of Trustees, in each case without penalty and each upon 60 days prior written notice to the non-terminating party.

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                     Year Ended December 31,
                                 --------------------------------
                               2002         2001          2000
                               ----         ----          ----

Bond selection fees        $ 11,104     $  7,853      $  5,996
Special distribution/
  Investment Management
  fee                         4,872        3,621         2,743
Bond servicing fees           3,792        2,535         1,956
Expense reimbursement           768          556           432
                           --------     --------      --------
                          $  20,536    $  14,565     $  11,127
                           ========     ========      ========

In December 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and the Related Companies, L.P. The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction.

As of December 31, 2002, the obligors of certain Revenue Bonds (see footnote M to table in Note 2) are local partnerships in which investment partnerships, whose general partners are affiliates of the Manager, own a controlling partnership interest. With respect to one of the above Revenue Bonds, the Company owns the RITES (see Note 5). These affiliate entities could have interests that do not coincide with, and may be adverse to, the interests of the Company. Negotiations, if any, with respect to modifications of Revenue Bonds between the Company and obligors who are affiliates may be affected by these conflicts as the Manager determines the appropriate terms and conditions of modifications or otherwise opts for some other remedy including foreclosure.

As of December 31, 2002, the owner of the Underlying Property and obligor of the Highpointe Revenue Bond was an affiliate of the Manager who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the Underlying Property. Buyers are being sought who would make equity investments in the Underlying Property and assume the nonrecourse obligations for the Revenue Bond or otherwise buy the property and payoff all or most of the Revenue Bond obligation.

On April 11, 2000, Related entered into an agreement to purchase $500,000 of the outstanding face amount of the Walnut Park bonds, in $100,000 increments annually beginning April 1, 2001. Related Capital Company has agreed, pursuant to an Intercreditor Agreement, that its right to payment on the purchased bonds is subordinate to the right to payment on the bonds held by the Company.

On July 18, 2002, the Company entered into two agreements with an unrelated third party (the "Primary Guarantor") to guarantee an agreed-upon internal rate of return ("IRR") for a pool of 11 multi-family properties owned by RCGCP for which the Company will receive two guarantee fees totaling approximately $5.9 million.

In connection with the transaction, the Company posted $18.2 million of Revenue Bonds as collateral to the Primary Guarantor, which will be reduced to approximately $1.4 million over a period of up to 20 years as the properties reach certain operating benchmarks. In addition, the Company agreed to subordinate 25% of each of the bonds it acquired that are secured by the properties and to not use the subordinated portion of such bonds as collateral in connection with any borrowings.

To mitigate risk, the Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by TRCLP. If the Company's acquisition of Related is completed, then this guarantee will no longer be in force. As of December 31, 2001, TRCLP had a GAAP net worth of approximately $179.3 million with liquid assets of approximately $54.9 million. In addition, the developers of each of the properties have also been required to give recourse completion, stabilization and operating deficit guarantees. TRCLP has also agreed, if needed, after construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

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

Income is allocated first to the Manager in an amount equal to the special distribution. The net remaining profits or losses, after a special allocation of ..1% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to Common and Convertible CRA Shareholders ("Shareholders") (See Note 9) by the weighted average number of Common and Convertible CRA Shares outstanding during the period. The Convertible CRA shareholders are included in the calculation of shares outstanding as they share the same economic benefits as Common
Shareholders, including receipt of the same dividends per share as Common Shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common stock equivalents. The dilutive effect of outstanding stock options is calculated using the treasury stock method. Because each Convertible CRA Share is convertible into one or less than one common share, the potential conversion would be antidilutive.

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                     For the Year Ended December 31, 2002
                                                     ------------------------------------
                                                     Income        Shares*      Per Share
                                                    Numerator    Denominator      Amount
                                                    ---------    -----------    --------
Net income  allocable to  shareholders
 (Basic EPS)                                       $  55,905     42,697,195     $  1.31
                                                                                 ======
Effect  of  Dilutive  securities-223,509
 stock options                                            --         70,944
                                                    --------     ----------
Diluted net income  allocable to  shareholders
 (Diluted EPS)                                     $  55,905     42,768,139     $  1.31
                                                    ========     ==========      ======

                                                     For the Year Ended December 31, 2001
                                                     ------------------------------------
                                                     Income        Shares*      Per Share
                                                    Numerator    Denominator      Amount
                                                    ---------    -----------    ---------
Net income  allocable to  shareholders
 (Basic EPS)                                       $  35,010     30,782,161     $  1.14
                                                                                 ======
Effect  of  Dilutive  securities-228,262
 stock options                                            --         55,179
                                                    --------     ----------
Diluted net income  allocable to  shareholders
 (Diluted EPS)                                     $  35,010     30,837,340     $  1.14
                                                    ========     ==========      ======

                                                     For the Year Ended December 31, 2000
                                                     ------------------------------------
                                                     Income        Shares       Per Share
                                                    Numerator    Denominator      Amount
                                                    ---------    -----------    ---------
Net income  allocable to  shareholders
 (Basic EPS)                                       $  27,074     22,140,596     $  1.22
                                                                                 ======
Effect  of  Dilutive   securities-297,830
 stock options                                            --         11,663
                                                    --------     ----------
Diluted net income allocable to shareholders       $  27,074     22,152,259     $  1.22
 (Diluted EPS)                                      ========     ==========      ======


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

All options granted by the Compensation Committee have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. Since 1999, the Company has made distributions in excess of $0.9517, thus allowing the Compensation Committee to issue options. Three percent of the Common Shares outstanding as of December 31, 2001, 2000 and 1999 is equal to a maximum option grant of 1,234,807, 1,044,777 and 680,950 Common Shares, respectively. The 10% cap has been reached, therefore 2,058,748 options are available to be issued.

On May 1, 2000, options to purchase 297,830 Common Shares were granted to officers of the Company and certain employees of an affiliate of the Manager, none of who are employees of the Company. The exercise price of these options is $11.5625 per share. The term of each option is ten years. The options vest in equal installments on May 1, 2001, 2002 and 2003. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The options granted on May 1, 2000 had an estimated fair value at December 31, 2002, 2001 and 2000 of $681,038, $445,752 and

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



$268,047, respectively. At December 31, 2002, the fair value, was calculated using the Black-Scholes model, used the following assumptions: dividend yield of 7.37%, estimated volatility of 20%, swap rate of 3.788% and expected lives of
7.4 years. On May 1, 2001, one-third, or 99,276, of the options vested, of which 69,568 were exercised. On May 1, 2002 an additional 99,276 options vested, of which 4,753 were exercised, leaving a balance of 223,509. The Company recorded compensation cost of $379,206, $168,936 and $109,952 during the years ended December 31, 2002, 2001 and 2000, respectively, relating to these option grants.

During the quarter ended September 30, 2002, the Company issued 40,000 options at a strike price of $17.56. These options vest equally, in thirds, in September 2003, 2004 and 2005 and expire in 10 years. These options were antidilutive for the three and twelve months ended December 31, 2002, so were not taken into account in the calculation of diluted shares. At December 31,2002, these options had a fair value of $33,600 based on the Black-Scholes pricing model, using he following assumptions: dividend yield of 7.37%, estimated volatility of 20%, swap rate of 4.22% and expected lives of 9.7 years. The Company recorded compensation cost of $3,222 for the year ended December 31, 2002, relating to these options.

The following table shows the number of options outstanding granted, exercised and exercisable and the exercise price of those options.



                                                     Year Ended December 31,
                                  --------------------------------------------------------------
                                     2002                  2001                  2000
                               -------------------  -------------------  ---------------------

                                         Weighted             Weighted             Weighted
                                         Average              Average               Average
                                         Exercise             Exercise             Exercise
                               Options    Price     Options    Price     Options     Price
                              ---------- --------- ---------- --------- ---------- ----------

Options outstanding at
 beginning of year              228,262  $11.5625    297,830  $11.5625         --   $     --

Options granted during the
 year                            40,000   $ 17.56         --    $   --    297,830   $11.5625

Options exercised during          4,753  $11.5625     69,568  $11.5625              $     --
 the year                     ---------            ---------            ---------

Options outstanding at end      263,509  $11.5625    228,262  $11.5625    297,830   $     --
 of year                      =========            =========            =========

Options exercisable at end      124,231  $11.5625     29,708  $11.5625         --   $     --
 of year

Weighted-average fair value
 of options granted during
 the year                                 $33,600               $  --               $268,047


The following table summarizes information about stock options outstanding at December 31, 2002.



                       Options Outstanding                           Options Exercisable
------------------------------------------------------------------ -----------------------------
                      Number      Weighted-Average   Weighted        Number        Weighted
                   Outstanding      Remaining        Average       Exercisable     Average
    Exercise           at         Contractual        Exercise          at          Exercise
     Prices         12/31/02          Life            Price         12/31/02         Price
  -------------- --------------- --------------- --------------- --------------- -------------
     $11.5625      223,509            7.4           $11.5625       124,231        $11.5625
     $17.56         40,000            9.7           $17.56              --          $   --



Other

Two of the Company's independent trustees are entitled to receive annual compensation for serving as trustees in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or Common Shares valued at their fair market value on the date of issuance. The third independent trustee is entitled to receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or Common Shares. As of December 31, 2002 and 2001, 1,830 and 2,001 Common Shares, respectively, having an aggregate value on the date of issuance of $30,000 each year, were issued to the independent trustees as compensation for services rendered during the years ended December 31, 2001 and 2000. The independent trustees also received an aggregate of 5,535 shares, worth $97,500 at the time of issuance, as payment for their work on the special committee analyzing the proposed acquisition of Related. An additional 1,728 shares, with an aggregate value of $30,000 at issuance, were issued to the independent trustees in January 2003 as compensation for their 2002 services.

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

The Board of Trustees has authorized the implementation of a Common Share repurchase plan, enabling the Company to repurchase, from time to time, up to 1,500,000 of its Common Shares. The repurchases will be made in the open market and the timing is dependant on the availability of Common Shares and other market conditions. As of both December 31, 2002 and 2001, the Company had acquired 8,400 of its Common Shares for an aggregate purchase price of $103,359 (including commissions and service charges). Repurchased Common Shares are accounted for as treasury shares of beneficial interest.

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)





NOTE 14 - Selected Quarterly Financial Data (unaudited)



                                                    (Dollars in thousands)
                                                         (Unaudited)

                                                      2002 Quarter Ended
                                    --------------------------------------------------------
                                      March 31      June 30     September 30     December 31
                                    ------------   ---------   --------------   -------------

Revenues:
 Interest income:
  Revenue bonds                    $   22,920      $  22,025    $  22,819       $  24,917
  Temporary investments                   220            575          303             195
  Promissory notes                        163            160          166             220
 Mortgage banking fess                  1,656          1,394          594           2,066
 Mortgage servicing fees                1,853          2,009        2,050           2,059
 Other income                           1,991          1,897        2,152           2,009
                                   ----------      ---------     --------        --------
  Total revenues                       28,803         28,060       28,084          31,466
                                   ----------      ---------     --------        --------

Expenses:
 Interest expense                       3,991          3,014        3,850           4,968
 Recurring fees relating
  to the Private Label
  Tender Option Program                   727            751          811             892
 Bond servicing                           766            878          875           1,011
 General and Administrative             5,599          5,953        4,166           5,258
 Depreciation and amortization          2,240          1,760        2,024           2,867
 Loss on impairment of assets              --             --          532             388
                                   ----------      ---------     --------        --------
  Total expenses                       13,323         12,356       12,258          15,384
                                   ----------      ---------     --------        --------

Income before gain (loss) on
 repayment of Revenue Bonds,
 gain on sale of loans and
 equity in earnings of ARCap           15,480         15,704       15,826          16,082

Equity in earnings of ARCap               547            563          555             554
Gain on sale of loans                   3,287          3,119        1,465           2,812
Gain (loss) on repayment of
 Revenue Bonds                          3,757            222           --             (94)
                                   ----------      ---------     --------        --------

Income before allocation to
 preferred shareholders of
 subsidiary and minority interest      23,071         19,608       17,846          19,354

Income allocated to preferred
 shareholders of subsidiary            (3,764)        (4,053)      (4,724)         (4,725)

Income allocated to minority
 interest                                (302)            49         (124)           (119)
                                   ----------      ---------     --------        --------

Income before (provision)
 benefit for income taxes              19,005         15,604       12,998          14,510

(Provision) benefit for
 income taxes                            (181)        (1,457)         656            (302)
                                   ----------      ---------     --------        --------

  Net income                       $   18,824      $  14,147     $ 13,654       $  14,208
                                   ==========      =========     ========        ========

Allocation of net income to:
 Special distribution
 to Manager                        $    1,088      $   1,240     $  1,294       $   1,250
                                   ==========      =========     ========        ========
 Manager                           $       18      $      13     $     12       $      13
                                   ==========      =========     ========        ========
 Common shareholders               $   16,866      $  12,350     $ 11,439       $  11,861
 Convertible CRA
   shareholders                           852            544          909           1,084
                                   ----------      ---------     --------        --------
  Total shareholders               $   17,718      $  12,894     $ 12,348       $  12,945
                                   ==========      =========     ========        ========

Net income per share:
 Basic                             $     0.45      $    0.30     $   0.28       $    0.29
                                   ==========      =========     ========        ========
 Diluted                           $     0.45      $    0.30     $   0.28       $    0.29
                                   ==========      =========     ========        ========

Weighted average shares
 outstanding:
 Basic                             38,781,464     43,035,102   44,209,982      44,676,079
                                   ==========     ==========   ==========      ==========
 Diluted                           38,845,985     43,107,175   44,282,733      44,752,197
                                   ==========     ==========   ==========      ==========


         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)




                                                    (Dollars in thousands)
                                                         (Unaudited)

                                                      2001 Quarter Ended
                                    --------------------------------------------------------
                                      March 31      June 30     September 30     December 31
                                    ------------   ---------   --------------   -------------

Revenues:
 Interest income:
  Revenue Bonds                     $  16,341      $  16,360    $  18,819       $   19,980
  Temporary investments                   224            391          270              394
  Promissory notes                        257            233          168              526
Other income                               35            507           50               70
                                     --------       --------     --------        ---------
  Total revenues                       16,857         17,491        19,307          20,970
                                     --------       --------     --------        ---------

Expenses:
 Interest expense                       3,414          3,890        3,010            3,327
 Recurring fees relating
  to the Private
  Label Tender Option Program             564            570          623              734
 Bond servicing                           542            595          618              699
 General and Administrative               742            730          523              760
 Depreciation and amortization            199            202          222              242
 Loss on impairment of assets              --            400           --               --
                                     --------       --------     --------        ---------
  Total Expenses                        5,461          6,387        4,996            5,762
                                     --------       --------     --------        ---------

Income before gain (loss) on
 repayment of Revenue Bonds
 and equity in earnings of ARCap       11,396         11,104       14,311           15,208

Equity in earnings of ARCap                --             --           --              456

Gain (loss) on repayment
 of Revenue Bonds                         102             --           --           (1,014)
                                     --------       --------     --------        ---------

Income before allocation to
 preferred shareholders of
 subsidiary                            11,498         11,104       14,311           14,650

Income allocated to preferred
 shareholders of subsidiary            (2,962)        (2,962)      (2,962)          (3,692)
                                     --------       --------     --------        ---------

 Net Income                         $   8,536      $   8,142    $  11,349       $   10,958
                                     ========       ========     ========        =========

Allocation of income to:
 Special distribution
   to manager                         $   828      $     866    $     899       $    1,028
                                     ========       ========     ========        =========
 Manager                            $      77      $      73    $     105       $      100
                                     ========       ========     ========        =========
 Common shareholders                $   6,850      $   6,548    $  10,166       $    8,994
 Convertible CRA shareholders             781            655          180              836
                                     --------       --------     --------        ---------
  Total shareholders                $   7,631      $   7,203    $  10,346       $    9,830
                                     ========       ========     ========        =========

Net income per share:
 Basic                              $    0.30      $    0.24    $    0.31       $     0.28
                                     ========       ========     ========        =========
 Diluted                            $    0.30      $    0.24    $    0.31       $     0.28
                                     ========       ========     ========        =========

Weighted average shares outstanding
 Basic                             25,289,651     29,607,203   32,986,483       35,113,134
                                   ==========     ==========   ==========       ==========
 Diluted                           25,350,314     29,664,418   33,038,075       35,174,365
                                   ==========     ==========   ==========       ==========



NOTE 15 - Commitments and Contingencies

PW Funding Inc.

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

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The DUS program is Fannie Mae's principal loan program. Under the Fannie Mae DUS Product Line, the Company originates, underwrites and services mortgage loans on multifamily residential properties and sells the project loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III. At December 31, 2002, all of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae bears any remaining loss.

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

The Company maintains an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At December 31, 2002, that reserve was approximately $4.2 million, which the Company believes represents its maximum liability at this time. Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

Credit Enhancement Transaction

In December 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc ("MLCS"), as described above. Pursuant to the terms of the transaction, CM Corp. assumes MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans. The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the $46.9 million first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as security therefore, have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. The Company's maximum exposure under the terms of this transaction is approximately $23.5 million.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of December 31, 2002, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty. Should the Company's analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Fees related to the credit enhancement transaction for the year ended December 31, 2002, included in other income, were approximately $1,251,000. Income is recognized monthly as the fees are received.

LIHTC Guarantee Transaction

On July 18, 2002, the Company entered into two agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed-upon internal rate of return ("IRR") for a pool of 11 multi-family properties owned by RCGCP.

The total potential liability to the Company pursuant to these guarantees is approximately $44 million. The Company has analyzed the expected operations of the underlying properties and believes there is no risk of loss at this time. Should the Company's analysis of risk of loss change in the future, a provision for probable losses might be required; such provision could be material.

In connection with the transaction, the Company posted $18.2 million of Revenue Bonds as collateral to the Primary Guarantor, which will be reduced to $1.4 million over a period of up to 20 years as the properties reach certain operating benchmarks. In addition, the Company agreed to subordinate 25% of each of the bonds it acquired that are secured by the properties and to not use the subordinated portion of such bonds as collateral in connection with any borrowings.

To mitigate risk, the Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by TRCLP. If the Company's acquisition of Related is completed, then this guarantee will no longer be in force. As of December 31, 2001, TRCLP had a GAAP net worth of approximately $179.3 million with liquid assets of approximately $54.9 million. In addition, the developers of each of the properties have also been required to give recourse completion, stabilization and operating deficit guarantees. TRCLP has also agreed, if needed, after construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Non-Cancelable Leases

Minimum annual rentals under non-cancelable leases for office space are as follows:

                          2003             $   639,000
                          2004                 536,000
                          2005                 387,000
                          2006                 350,000
                          2007                  85,000
                                            ----------
                                           $ 1,997,000
                                            ==========

Other

During December 2002, the Company entered into two transactions related to two properties, Coventry Place and Canyon Springs. Pursuant to the terms of these deals, the Company will provide credit support to the construction lender for project completion and FMNA conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert.

Up until the point of completion, the Company will guaranty the construction lender reimbursement of any draw on its construction letter of credit up to 40% of the stated amount of the Letter of Credit. Following completion, up until the project loan converts to permanent loan status, the Company will guarantee the full amount of the letter of credit.

The developer has also issued several guarantees to the construction lender, each of which would be called upon before the Company's guarantees, and each of which would be assigned to the Company should its guarantees are called.

Once the construction loans convert to permanent loans, the Company is obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any. The subordinated bonds will bear interest at 10%. Under FNMA guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

The Company's maximum exposure, related to these two transactions, is 40% of the stated amount of the Letter of Credit of approximately $27 million.

Also, during December 2002, the Company entered into two transactions related to properties known as Auburn Glenn and Cottonwood. Pursuant to the terms of the transactions, a third party, unrelated lender will advance funds to the developers, as needed, at a floating rate. At the completion of construction, the Company is obligated to acquire the permanent Revenue Bonds at a predetermined price and interest rate. These commitments create derivative instruments under SFAS No. 133, which has been designated as a cash flow hedge of the anticipated funding of the Revenue Bonds, and will be recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded. The Revenue Bonds are expected to be $18.8 million for Auburn Glenn and $12.4 million for Cottonwood, which together represents the Company's maximum liability.

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on the Company's financial position, results of operations or cash flows.

In connection with the PWF warehouse line, both the CharterMac and CM Corp., have entered into guarantees for the benefit of Fleet, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

The Company maintains, as of December 31, 2002, treasury notes of approximately $3.0 million and a money market account of approximately $2.2 million, which is included in restricted cash and securities in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $5.2 million.

Due to the nature of the Companies' mortgage banking activities, the Company is subject to supervision by certain regulatory agencies. Among other things, these agencies require the Company to meet certain minimum net worth requirements, as defined. The Company met these requirements for all agencies, as applicable, as of December 31, 2002.

NOTE 16 - Acquisition of PW Funding, Inc.

On December 31, 2001, CM Corp. acquired 80% of the outstanding capital stock of PWF, for approximately $34.9 million, of which, approximately $21.6 million was financed and $7.6 million was paid in cash. Additionally, the Company repaid a $5.7 million loan on behalf of PWF. It is anticipated that CM Corp. will acquire the remaining 20% of the issued and outstanding capital stock of PWF over the next 12 to 24 months. Under the agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months. The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF's stockholders after the same initial period of 24 to 36 months.

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

During 2002 and the first quarter of 2003, CM Corp. made additional payments to the original shareholders of PWF of approximately $3.6 million ("the True-Up payments") pursuant to the original acquisition agreement. The True-Up payments were based on i) the increase in value of servicing rights due to certain loans closing, ii) positive changes in the audited balance sheets used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and iv) forward

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


conversions of loans previously committed. The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

NOTE 17 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly, so the Company is exposed to interest rate risks. Various financial vehicles exist which allow the Company's management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings.

The Company has entered into two interest rate swaps in order to reduce the Company's exposure to increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay MLCS (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to The BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on an additional notional amount of $100 million.

The average BMA rates for 2002 and 2001, were 1.38% and 2.61%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company adopted SFAS No. 133, as amended and interpreted, on January 1, 2001. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. The Company evaluates its interest rate risk on an ongoing basis to determine whether or not it would be advantageous to engage in any further hedging transactions. At inception, the Company designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. There was no ineffectiveness in the hedging relationship during 2001 or 2002, and the Company expects that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At December 31, 2002, these two interest rate swaps were recorded as a liability with a combined fair market value of approximately $5.6 million, included in interest rate derivatives on the consolidated balance sheets. Interest paid or payable under the terms of the swaps, of approximately $3.5 million, is included in interest expense.

The Company estimates that approximately $3.3 million of the net derivative loss included in accumulated other comprehensive income will be reclassed into interest expense within the next twelve months.

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate the Company's exposure to rising interest rates, the Company has not designated this interest rate cap as a hedging derivative. As of December 31, 2002, this interest rate cap was recorded as an asset with a fair market value of $61,054 included in interest rate derivatives in the consolidated balance sheets. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income, in the amount of $61,054 for the year ended December 31, 2002.

NOTE 18 - Business Segments

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

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Segment reporting is applicable beginning with the acquisition of PWF on December 31, 2001; prior to December 31, 2001, all of the Company's operations were attributable to the investing segment. Because the acquisition of PWF took place on December 31, 2001, there was no impact on the Company's net income, revenues or ex-

         CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


penses. Of the total assets for the Company at December 31, 2002 and 2001, approximately $1.73 billion and $1.32 billion, respectively, are attributable to the investing segment and approximately $124 million and $100 million, respectively, are attributable to the operating segment.

The following table provides more information regarding the Company's segments for the year ended December 31, 2002:

                                                (Dollars in Thousands)

                                       Investing       Operating       Total
                                       ---------       ---------       -----


        Revenues                     $   98,208      $  18,205     $   116,413
        Interest Revenues                94,683          3,409          98,092
        Interest Expense                 14,558          1,265          15,823
        Depreciation and
         Amortization Expense             1,131          7,760           8,891
        Equity in the net
         income of investees
         accounted for by the
         equity method                    2,219            --            2,219
        Income tax expense or
         benefit                           (214)         1,498           1,284
        Total Assets                  1,729,194        123,674       1,852,868

NOTE 19 - Subsequent Event

On February 28, 2003, the Company filed a preliminary proxy statement regarding the proposed purchase of Related Capital Company. The acquisition will be structured so that the ownership interests held by the Related principals in both Related and the other entities which control other aspects of Related's business will be contributed into a newly-formed, wholly-owned subsidiary of CharterMac (the "CharterMac Sub"). The selling principals of Related include the four executive managing partners (Stuart J. Boesky, Alan P. Hirmes, Marc D. Schnitzer and Denise L. Kiley) and an affiliate of The Related Companies, L.P. ("TRCLP"), which is majority owned by Stephen M. Ross (the "Related Principals"). Messrs. Boesky, Hirmes and Schnitzer and Ms. Kiley have managed RCC over the past 15 years.

CharterMac will pay total consideration to the Related Principals of up to $338 million. The consideration will be paid as follows:

        o The Initial Payment - $210 million consisting of $160 million in special common units of the CharterMac Sub ("SCUs") and $50 million in cash (with the cash position being paid only to TRCLP). The Initial Payment SCUs will be issued at $17.78 per unit, which was the average closing price of CharterMac Common Shares, for the 30 calendar days prior to this announcement (the "Initial Payment SCUs");

        o The Contingent Payment - Up to $128 million of additional SCUs (the "Contingent Payment SCUs"), following the determination of Related's adjusted audited earnings before interest, taxes, depreciation and amortization, as well as certain other adjustments, for the year ending December 31, 2002 ("Adjusted Earnings"). The Contingent Payment SCUs will be issued in an amount equal to 7.73x RCC 2002 Adjusted Earnings minus $210 million, subject to a cap of $338 million of total consideration. The Contingent Payment SCUs are expected to be issued at the same price as the Initial Payment SCUs, subject to a 17.5% symmetrical collar.

In connection with the acquisition, CharterMac will establish a restricted share program and will broadly issue to employees of Related, other than the Related Principals, $15 million of CharterMac Common Shares. Following the completion of the acquisition, TRCLP's economic interest in CharterMac will equal approximately 19% and management and Related employees' economic interest in CharterMac will equal approximately 11%.

On March 31, 2003, the Company entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc. and Wachovia Securities, Inc. (the "Facility"). The Facility has built in accordion feature allowing up to a $25 million increase for a total of $100 million and a term of two years, plus a one year extension at the Company's option. The Facility bears interest at either 31, 60, 90, or 180-day reserve adjusted LIBOR, or prime plus ..25%.

On April 1, 2003, the Company closed on its sale of Tax-Exempt Multi-Family Housing Trust Certificates Series 2003A (the "Trust"). Pursuant to the terms of the Trust, the Company contributed 19 fixed-rate, tax-exempt multifamily housing and senior housing revenue bonds collateralized by 16 different properties totaling approximately $197 million in aggregate principal into a trust out of which was sold $100 million in Class A Certificates to various institutional investors. A wholly-owned indirect subsidiary of CharterMac retained the subordinated Class B Certificates totaling approximately $97 million. CharterMac has agreed that it will hold the Class B Certificates until the trust is terminated. The Class A Certificates will accrue interest at the fixed rate of 3.25% per annum for two years. Distributions to the Class A Certificate holders are expected to be made on the 15th day of each month, commencing on May 15, 2003. The Class A Certificates will be subject to mandatory tender for purchase at a price equal to the outstanding Certificate Balance thereof plus accrued interest thereon on March 15, 2005. If CharterMac does not exercise its option to terminate the Trust on March 15, 2005, the Class A Certificates will be subject to remarketing. The Class A Certificates will be subject to mandatory tender for purchase and cancellation on the Final Distribution Date from proceeds of the liquidation of the bonds on March 15, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

Trustees and Officers

During 2002, the Board of Trustees held 23 meetings, the compensation committee held one meeting and the audit committee held five meetings. The average attendance in the aggregate of the total number of Board and committee meetings was 80%.

The Trustees and Executive Officers of CharterMac are as follows:



                                                             Year First Became
Name                       Age      Offices Held              Officer/Trustee   Term Expires
----                       ---      ------------             -----------------  ------------

Stephen M. Ross            62     Managing Trustee,
                                  Chairman of the Board            1999             2003

Peter T. Allen             57     Managing Trustee                 1997             2004

Charles L. Edson           68     Managing Trustee                 2001             2005

Arthur P. Fisch            61     Managing Trustee                 1997             2005

Stuart J. Boesky           45     Managing Trustee,
                                  President, and Chief
                                  Executive Officer                1997             2003

Alan P. Hirmes             48     Managing Trustee,
                                  Executive Vice
                                  President,
                                  Secretary                        1997             2005

Michael J. Brenner         57     Managing Trustee                 2000             2004 1

Thomas W. White            65     Managing Trustee                 2000             2005 1

Stuart A. Rothstein        37     Chief Financial Officer          2002              --
                                  and Chief Accounting
                                  Officer



1 In the event that the proposed acquisition of Related Capital Company is consummated, Messrs. Brenner and White will resign from the Board of Trustees and five additional independent trustees will be named.

STEPHEN M. ROSS is Chairman of the board of trustees of CharterMac and is a Member of the sole general partner of Related Charter. Mr. Ross is the founder, Chairman, CEO and Managing General Partner of The Related Companies, LP ("TRCLP"). Mr. Ross began his career working for the accounting firm of Coopers & Lybrand in Detroit as a tax attorney. Later, he moved to New York where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments before founding TRCLP in 1972. Mr. Ross graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from New York University School of Law. Mr. Ross endowed the Stephen M. Ross Professor of Real Estate at the University of Michigan. Mr. Ross is also on the board of directors of Insignia Financial Group, Inc.

PETER T. ALLEN is a managing trustee (independent trustee) of CharterMac and is President of Peter Allen & Associates, Inc., a real estate development and management firm, in which capacity he has been responsible for the leasing, refinancing and development of major commercial properties. Mr. Allen has also been an Adjunct Professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters Degree in Business Administration with Distinction from the University of Michigan. Mr. Allen has been an Independent trustee since 1997 and is a member of the Audit and Compensation Committees. Mr. Allen also serves on the board of trustees of American Mortgage Acceptance Company ("AMAC"), a company that is also advised by an affiliate of Related Capital Company ("Related").

CHARLES L. EDSON is a managing trustee (independent trustee) of CharterMac. Mr. Edson, as senior counsel of the law firm Nixon Peabody LLP, is no longer engaged in the practice of law. From 1968 to 2002 his practice included service as counsel to several governmental, trade and public interest entities and groups on housing and legislative matters. He still serves as the Co-Editor-in-Chief for the Housing and Development Reporter, a news and information service published by The West Group. Mr. Edson is an Adjunct Professor of Law at
Georgetown University Law Center where he teaches a seminar on federally assisted housing programs. During his career, he has served as the Transition Director for the Department of Housing and Urban Development on President Carter's transition staff and has also held the position of Chief in the Public Housing Section at the Office of General Counselor at the Department of Housing and Urban Development. Mr. Edson received a Bachelor of Arts, magna cum laude, from Harvard College and a Juris Doctor degree from Harvard Law School.

ARTHUR P. FISCH is a managing trustee (independent trustee) of CharterMac and is an attorney in private practice specializing in real property and securities law since October 1987, with Arthur P. Fisch, P.C. and Fisch & Kaufman. From 1975-1987, Mr. Fisch was employed by E.F. Hutton & Company, serving as First Vice President in the Direct Investment Department from 1981-1987 and associate general counsel from 1975-1980 in the legal department. As First Vice President, he was responsible for the syndication and acquisition of residential real estate. Mr. Fisch received a B.B.A. from Bernard Baruch College of the City University of New York and a Juris Doctor degree from New York Law School. Mr. Fisch is admitted to practice law in New York and Pennsylvania. Mr. Fisch has been an Independent trustee since 1997 and is a member of the Audit and Compensation Committees. Mr. Fisch also serves on the board of trustees of AMAC.

STUART J. BOESKY is a managing trustee, President and Chief Executive Officer of CharterMac, and President, Chief Executive Officer and a Member of the sole general partner of Related Charter. Mr. Boesky is also Chairman of PW Funding, Inc. Mr. Boesky is a Senior Managing Director and one of the principals of Related, the financial services affiliate of TRCLP, where his primary areas of responsibility are the creation, design, and implementation of Related's debt and equity finance programs and management of all debt product origination and loan servicing. Mr. Boesky practiced real estate and tax law with the law firm of Shipley & Rothstein from 1984-1986, when he joined Related. From 1983-1984, he practiced law with the Boston office of Kaye, Fialkow, Richman and Rothstein. Previously, Mr. Boesky was a consultant at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated with high honors from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky is Chairman of the Board of Trustees of AMAC. Mr. Boesky is a regular speaker at industry conferences and on television. Mr. Boesky is also a member of the board of directors of the National Association of Affordable Housing Lenders. Biographical information with respect to Mr. Boesky is listed in the "Trustees and Officers" section above.


ALAN P. HIRMES is a managing trustee, the Executive Vice President and the Secretary of CharterMac, and is a Senior Vice President and a Member of the sole general partner of Related Charter. Mr. Hirmes is also a principal and a Senior Managing Director of Related, where he is responsible for overseeing the finance, accounting and investor services departments and the joint venture development program. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the board of trustees of AMAC.

MICHAEL J. BRENNER is a managing trustee, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction.

THOMAS W. WHITE is a managing trustee. Mr. White retired as a Senior Vice President of Fannie Mae in the multi-family activities department, where he was responsible for the development and implementation of policies and procedures for all Fannie Mae multi-family programs, including the delegated underwriting and servicing program, prior approval program and negotiated swap and negotiated cash purchases product lines. He was also responsible for asset management of multi-family loans in portfolio or Mortgage-Backed Securities. Mr. White joined Fannie Mae in November 1987 as director of multi-family product management. He was elected Vice President for multi-family asset acquisition in November 1998 and assumed his position of Senior Vice President in November 1990. Prior to joining Fannie Mae, he served as an investment banker with Bear Stearns, Inc. He also was the executive vice president of the National Council of State Housing Agencies; chief underwriter for the Michigan State Housing Development Authority; and served as a state legislator in the state of Michigan. In July 2001, CM Corp. hired Mr. White as a consultant.

STUART A. ROTHSTEIN is an Executive Vice President and Chief Financial Officer of CharterMac and is an Executive Vice President and Chief Financial Officer of the general partner of Related Charter. Prior to joining Related in September 2002, Mr. Rothstein was Chief Financial Officer at Spieker Properties, a San Francisco-based office real estate investment trust (REIT) with over $7 billion in real estate assets and $850 million in revenues. At Spieker Properties, Mr. Rothstein was responsible for developing and implementing all aspects of the company's corporate financial strategy, including executing over $4.0 billion in capital raising transactions, which included public and private debt and equity offerings and structured transactions. Mr. Rothstein's past experience also includes a position as manager with Price Waterhouse. Mr. Rothstein graduated from Pennsylvania State University with a Bachelor of Science degree in Accounting and received his Masters in Business Administration from Stanford Graduate School of Business. Mr. Rothstein is a Certified Public Accountant in the State of New York.

Committees of the Board of Trustees

The Board of Trustees has standing Audit and Compensation Committees. The Audit Committee's duties include the review and oversight of all transactions with affiliates of CharterMac, the periodic review of CharterMac's financial statements and meetings with CharterMac's independent auditors. The Audit Committee is comprised of Messrs. Allen, Fisch and Edson and had five meetings during CharterMac's fiscal year ended December 31, 2002. The Audit Committee must have at least three members, all of whom must be Independent Trustees.

The Compensation Committee's duties include the determination of compensation, if any, of CharterMac's executive officers and of the Manager and the administration of CharterMac's Incentive Share Option Plan (the "Share Option Plan"). The Compensation Committee is comprised of Messrs. Allen and Fisch and they held one meeting during CharterMac's fiscal year ended December 31, 2002. The Compensation Committee must have at least two members, each of whom must be Independent Trustees.

Related Charter, LP

The directors and executive officers of Related Charter LLC, the sole general partner of Related Charter, are set forth below. These officers of the sole general partner of Related Charter may also provide services to CharterMac on behalf of Related Charter. The executive officers of Related Charter, LLC are the exact same as the executive officers of CM Corp.

                                                              Year First Became
Name                        Age           Offices Held         Officer/Member
----                        ---           ------------         --------------
Stuart J. Boesky            45     Member, President, and           1997
                                   Chief Executive Officer

Alan P. Hirmes              48     Member,                          1997
                                   Executive Vice
                                   President,
                                   Secretary

Stephen M. Ross             62     Member,                          1999
                                   Chairman of the Board

Stuart A. Rothstein         37     Executive Vice President         2002
                                   and Chief Financial
                                   Officer

Denise L. Kiley             43     Senior Vice President            1997

Marc D. Schnitzer           42     Senior Vice President            1997

James D. Spound             42     Executive Vice President         1998

Steven B. Wendel            40     Senior Vice President            1999

John Sorel                  42     Senior Vice President            1999

Gary Parkinson              53     Controller                       2000

Teresa Wicelinski           37     Secretary                        1998

Biographical information with respect to Messrs. Boesky, Hirmes, Ross and Rothstein is set forth above.


DENISE L. KILEY is a Senior Vice President of the sole general partner of Related Charter and a Managing Director and principal of RCC and Director of its Asset Management Division. Ms. Kiley is responsible for overseeing due diligence and asset management of multi-family residential properties invested in Related sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley was a First Vice President with Resources Funding Corporation where she was responsible for acquiring, financing, and asset managing multi-family residential properties. Previously, she was an auditor with Price Waterhouse. Ms. Kiley is a member of the National Association of Home Builders and the National Housing and Rehabilitation Association. She received a Bachelor of Science Degree in accounting from the Carroll School of Management at Boston College.

MARC D. SCHNITZER is a Senior Vice President of the sole general partner of Related Charter and a Managing Director and principal of Related. Mr. Schnitzer directs Related's tax credit group, which has invested in excess of $4.5 billion in affordable housing tax credit properties since 1987, and is responsible for structuring and marketing Related's institutional tax credit offerings. Mr.

Schnitzer is a frequent speaker at industry conferences sponsored by the National Council of State Housing Agencies, the National Housing and Rehabilitation Association and the National Association of Homebuilders. He is a member of the Executive Committee of the Board of Directors of the National Multi-Housing Council and a Vice President and member of the Executive Committee of the Affordable Housing Tax Credit Coalition. Mr. Schnitzer joined Related in 1988 after receiving his Masters of Business Administration degree from The Wharton School of the University of Pennsylvania in 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with First Boston Corporation, an international investment bank. Mr. Schnitzer received a Bachelor of Science degree in business administration, summa cum laude, from the Boston University School of Management in 1983.

JAMES D. SPOUND is an Executive Vice President of the sole general partner of Related Charter with primary responsibility for revenue bond acquisitions. He joined Related from First Union Capital Markets, in February 1998, where he was a Vice President specializing in affordable housing finance. From 1992 to 1996, Mr. Spound served as an investment banker in the Housing Finance Department at Merrill Lynch & Co., where he was a Vice President at the time of his departure. Previously, Mr. Spound was also a Senior Consultant at Kenneth Leventhal & Company where he focused on debt restructurings in the real estate industry. In addition, he served for three years as a Project Manager at New York City's Economic Development Corporation where he was responsible for underwriting and administering incentive loans to support the City's economic development goals. Mr. Spound received a Bachelor of Arts degree from Brown University and a Masters of Science in Management from the Sloan School at MIT.

STEVEN B. WENDEL is a Senior Vice President of Related Charter and a Senior Vice President of Related, focusing on taxable mortgage financing for multi-family properties. Prior to joining Related in June, 1999, Mr. Wendel was a Managing Director of the commercial loan origination and securitization program at
ContiFinancial Corporation, which originated approximately $2.6 billion of commercial loans. From 1989-1992, Mr. Wendel was a senior associate of the structured finance/MBA rotational program at Coopers & Lybrand. From 1987-1989, he was a consultant at Martin E. Segal Company, and from 1984-1987, he was a pricing analyst at Metropolitan Life Insurance Company. Mr. Wendel received his Bachelor of Arts in economics from the University of Pennsylvania and his Masters in Business Administration from the Stern School of Business Administration at New York University.

GARY PARKINSON is the Controller of the sole general partner of Related Charter. Mr. Parkinson has been a Certified Public Accountant in New York since 1987. Prior to joining Related in September 2000, Mr. Parkinson was employed by American Real Estate Partners, L.P. from July 1991 to September 2000, Integrated Resources, Inc. from August 1988 to July 1991 and Ernst & Young from September 1984 to August 1988. Mr. Parkinson graduated from Northeastern University and The Johnson Graduate School of Business at Cornell University.

TERESA WICELINSKI is the Secretary of the sole general partner of Related Charter. Ms. Wicelinski joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

PW Funding, Inc.

On December 24, 2001, CM Corp. acquired approximately 80% of the outstanding capital stock of PW Funding, Inc. ("PWF"), a mortgage banking firm specializing in multi-family housing.

PW Funding has its own management team, the executive officers of which are listed below:


                                                                 Year First Became
Name                         Age   Office Held                    Officer/Trustee
----                         ---   -----------                   -----------------

Stuart J. Boesky             45    Chairman                             2001

Raymond J. Reisert, Jr.      61    Chief Executive Officer              1991

William T. Hyman             45    Executive Vice President             1991

Larry N. Volk                55    Executive Vice President &           1993
                                   Secretary

Katherine B. Schnur          40    Executive Vice President             2001

Peter J. Reisert             32    Senior Vice President                1997

Lawrence Cohen               45    Controller                           2002

Biographical information with respect to Mr. Boesky is listed in the "Trustees and Officer's" section above

RAYMOND J. REISERT, JR. is the Chief Executive Officer of PWF, a member of the Board of Directors and serves on the PWF Loan Committee. He is also actively involved in the company's strategic and financial planning and PWF's working relationships with Fannie Mae and Freddie Mac. Mr. Reisert started PWF as an FHA Lender and directed its entry into the Fannie Mae Delegated Underwriting and Servicing Product Line ("DUS") as one of the original lenders in that program. During his tenure, PWF acquired Larson Financial Resources, a major Freddie Mac Program Plus and Insurance Company Correspondent. Prior to joining PWF, Mr. Reisert was a Managing Director in PaineWebber's Municipal Securities Group. Prior to joining PaineWebber, Mr. Reisert was Vice President of Finance and Treasurer of United Health Services. Mr. Reisert started his career at Coopers & Lybrand in the Consulting Division where he specialized in economic feasibility and financial planning studies. Mr. Reisert received a Bachelors in Business Administration from Iona College and a Masters in Business Administration from New York University. Mr. Reisert is a member of the Executive Board of American Seniors Housing Association, the National Multi-family Housing Council, The DUS Lenders' Advisory Council and the Mortgage Bankers Association of America ("MBAA"). Mr. Reisert also serves on the MBAA's Commercial Board of Governors and is the current chair of the Multi-family Steering Committee. Mr. Reisert is the father of Peter Reisert.

WILLIAM T. HYMAN was named Executive Vice President of Underwriting and National Origination at PWF in 2001. Mr. Hyman has been with PWF since 1989 and was PWF's Chief Underwriter from 1993 until he was named Chief Operating Officer in 2000. During his tenure as Chief Underwriter, Mr. Hyman was responsible for the approval of mortgage loans totaling in excess of $800 million. Mr. Hyman was also responsible for the management of the Firm's multi-family loan processing and underwriting activities. In 1993, he was appointed Chief Underwriter for the Fannie Mae Delegated Underwriting and Servicing Program. In addition to his Fannie Mae responsibilities, Mr. Hyman developed the underwriting standards and procedures for the Firm's Conduit Program. Prior to joining PWF, Mr. Hyman was a Vice President with L.F. Rothschild & Co.'s corporate finance department. Prior to that, Mr. Hyman was with PaineWebber Incorporated as an associate in the municipal finance healthcare group. Mr. Hyman holds a Bachelor of Arts degree with a major in architecture from Yale University and a Masters degree in business administration from Washington University in St. Louis. Mr. Hyman served on the Fannie Mae DUS Business Model Task Force in 2000 and currently serves on the DUS Advisory Council Subcommittee for Product Development.

LARRY N. VOLK is Executive Vice President, General Counsel and Corporate Secretary of PWF and Assistant to the President. Mr. Volk has been with PWF since early 1993 and served in his current capacity since early 2001. Mr. Volk has been actively engaged in commercial mortgage finance since 1981. Mr. Volk served on both the business side and as general counsel for various New York State agencies during the 1980's. Prior to joining PWF, Mr. Volk spent three years in Washington, D.C. serving the U.S. Department of Housing and Urban Development in the office of the Assistant Secretary for Housing-Federal Housing Commissioner. He was also a founding partner of a Washington-based investment banking firm, and then Policy and Program Director for the trade association of state housing finance agencies. Mr. Volk is a graduate of Clarkson College of Technology, was valedictorian of his class at Albany Law School, and holds an MBA from Rensselaer Polytechnic Institute.

KATHERINE B. SCHNUR is Executive Vice President of operations for PWF. She is responsible for servicing, closing, personnel and administrative and information management functions for PWF and its subsidiaries. Ms. Schnur joined LFR's servicing department in June 1988. In January 1992, Ms. Schnur was promoted to the position of Vice President, Loan Administration. In 1994, Ms. Schnur became the Vice President, Loan Closing and Underwriting and was promoted to Senior Vice President in August, 1995. In January 1997, Ms. Schnur helped create the Specialty Finance Department. In April 2001, Ms. Schnur was promoted to Chief Operating Officer. Prior to joining LFR, she was a manager in the Corporate Sales Division with Blue Cross/Blue Shield of New Jersey where she had responsibility for computer software and managing the sales support staff. Ms. Schnur has been an active member of both the New Jersey Mortgage Bankers Association and the Mortgage Bankers Association of America, and has chaired or vice-chaired a number of committees. She was chosen to participate in the MBA of America's inaugural class of Future Leaders in 1997. She is past president and Board member of Children on the Green in Morristown, NJ. Ms. Schnur holds a Bachelor of Arts in Psychology and Economics from Lafayette College.

PETER J.  REISERT is Senior  Vice  President  of Capital  Markets,  New  Product
Development,  and  Corporate  Marketing  and  Advertising  of PWF.  Mr.  Reisert
coordinates PWF's new product development with CharterMac, The Related Companies, Fannie Mae and Freddie Mac. He also runs PWF's pricing and trading desk where he is responsible for the trading of securities including mortgages (Fannie Mae DUS/MBS, FHA Whole Loans and Ginnie Mae securities), discount notes and US Treasuries. During his tenure, Mr. Reisert formalized trading and pricing procedures and developed relationships with numerous institutional investors. Mr. Reisert is a current member of the PWF loan committee. Mr. Reisert served on PWF's Board of Directors prior to its sale to CharterMac in 2001. Prior to joining PWF, Mr. Reisert was employed by Arbor National Mortgage where he worked on the mortgage-trading desk in a variety of roles. He earned a Bachelor of Arts degree from Providence College and a Masters degree in business administration from Hofstra University. In 2002, Mr. Reisert was chosen to participate in the Mortgage Banker's Association of America's Future Leader's leadership program. Mr. Reisert is the son of Raymond Reisert.

LAWRENCE COHEN is Senior Vice President and Controller of PWF. Mr. Cohen joined PWF in May 2000. As Controller, Mr. Cohen is responsible for directing the accounting and financial management activities, including preparation of financial statements and the business plan. Mr. Cohen is responsible for negotiating credit lines and letters of credit for financings under the FHA, Fannie Mae, Freddie Mac, Ginnie Mae and Conduit loan programs. Mr. Cohen manages PWF's working capital position and the investment of PWF's own, as well as its clients', funds. Prior to joining PWF, Mr. Cohen held key financial positions with Value Line Inc., Kaplan Educational Centers and Primedia Inc. Mr. Cohen received a Bachelor of Arts in Accounting from Queens College.

Management Agreements

CM Corp. and Related Charter provide CharterMac services pursuant to management agreements between (i) CM Corp. and CharterMac and (ii) Related Charter and CharterMac. Collectively, CM Corp. and Related Charter are referred to as the "Manager". Pursuant to these agreements, the Manager is obligated to use its best efforts to seek out and present to CharterMac, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment policies and objectives of CharterMac and consistent with such investment programs as the Board of Trustees may adopt from time to time in conformity with CharterMac's Trust Agreement.

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

The Manager is entitled to subcontract its obligations under the Management Agreements to an affiliate. In accordance with the foregoing, the Manager has assigned its rights and obligations to Related Capital.

Pursuant to the terms of the Management Agreement, the Manager is entitled to receive the fees and other compensation set forth below:

Fees/Compensation*                  Amount
------------------                  ------

Bond Selection Fee                  2.00%  of the  face  amount  of  each  asset
                                    invested in or acquired by CharterMac or its
                                    subsidiaries.
Special Distributions/Investment    0.375%  per  annum  of  the  total  invested
Management Fee                      assets of  CharterMac  or its  subsidiaries.
                                    Loan  Servicing Fee 0.25% per annum based on
                                    the outstanding face amount of revenue bonds
                                    and other investments owned by CharterMac or
                                    its subsidiaries.
Operating Expense Reimbursement     For direct expenses  incurred by the Manager
                                    in an  amount  not to  exceed  $778,622  per
                                    annum   (subject   to   increase   based  on
                                    increases    in    CharterMac's    and   its
                                    subsidiaries' assets and to annual increases
                                    based upon  increases in the Consumer  Price
                                    Index).
Incentive Share Options             The Manager  may receive  options to acquire
                                    additional  Common  Shares  pursuant  to the
                                    Share  Option  Plan  only  if   CharterMac's
                                    distributions in any year exceed $0.9517 per
                                    Common Share and the Compensation  Committee
                                    of the Board of Trustees determines to grant
                                    such options.
Liquidation Fee                     1.50% of the gross sales price of the assets
                                    sold by CharterMac in connection with a liquidation of CharterMac assets supervised by the Manager.

* The Manager is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed. A bond placement fee of 1.0% to 1.5% of the face amount of each asset invested in or acquired by CharterMac or its subsidiaries is payable to the Manager by the borrower, and not by CharterMac or its subsidiaries.

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

Related Charter has been designated the "Tax Matters Partner" to manage administrative tax proceedings conducted at CharterMac's level by the IRS with respect to company matters. Related Charter will also serve as the general partner of CharterMac for tax purposes.

Item 11.  Executive Compensation

Trustees and Management

CharterMac has three executive officers and eight Trustees (three of whom are Independent Trustees). CharterMac does not pay or accrue any fees, salaries or other forms of compensation to its officers other than options which may be received under the Share Option Plan. Independent Trustees receive compensation for serving as Independent Trustees. Mr. Edson receives compensation at the rate of $30,000 per year, payable $20,000 in cash (or, at Mr. Edson's option, Common Shares) and Common Shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the Board of Trustees. Messrs. Allen and Fisch receive compensation at the rate of $17,500 per year payable $7,500 in cash (or, at Messrs. Allen's or Fisch's option, Common Shares) and Common Shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the Board of Trustees. In addition, Messrs. Fisch, Allen and Edson each are receiving compensation for serving on the special committee of the Board of Trustees in connection with the proposed acquisition of a Related. For the year ended December 31, 2002, Mr. Fisch, who served as Chairman of the special committee, received in total $75,000, of which $37,500 was in cash and $37,500 was in Common Shares. Messrs. Allen and Edson each received in total $60,000, of which $30,000 was in cash and $30,000 was in Common Shares. CharterMac has agreed to pay the members of the special committee the same compensation in 2003, prorated from the period January 1, 2003 until the proposed acquisition is consummated.

The Manager, at its expense, provides all personnel necessary to conduct CharterMac's regular business. The Manager receives various fees for advisory and other services performed under the Management Agreement. An affiliate of the Manager pays all salaries, bonuses and other compensation (other than options which may be received under the Share Option Plan) to the officers of CharterMac and the general partner of the Manager. Certain members and officers of the sole general partner of the Manager and certain officers of CharterMac receive compensation from the Manager and its affiliates for services performed for various affiliated entities, which may include services performed for CharterMac. Such compensation may be based in part on the performance of CharterMac; however, the Manager believes that any compensation attributable to services performed for CharterMac is immaterial.

Share Option Plan

The Share Option Plan was adopted to attract and retain qualified individuals to serve as trustees, officers and/or employees of CharterMac, its subsidiaries, the Manager and any successor manager, as well as to harmonize the financial interests of such individuals with the interests of the Company's shareholders generally (i.e., by providing them with substantial financial interests in the Company's success). The Compensation Committee, which is comprised of Messrs. Allen and Fisch, administers the Share Option Plan. Pursuant to the Share Option Plan, if CharterMac's distributions per Common Share in the immediately preceding calendar year exceed $0.9517 per Common Share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of Common Shares which is equal to three percent of the Common Shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of October 1, 1997), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of Common Shares over the life of the Share Option Plan equal to 2,058,683 Common Shares (i.e., 10% of the Common Shares outstanding on October 1, 1997.)

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

In 2000, 2001 and 2002, CharterMac distributed $1.07, $1.14 and $1.26 per share, respectively, thus enabling the Compensation Committee to issue options under the Share Option Plan for each of those years. In 2002, the compensation committee issued 40,000 options to Mr. Rothstein. The following table sets forth information concerning the grant of share options to Mr. Rothstein during the last fiscal year:



                                      Percentage
                                         of
                                        total
                                       options
                                       granted                              Potential realized
                                         to                                  value at assumed
                                      employees      Per                     annual rates of
                                         in         Share                   stock appreciation
                           Options     fiscal      exercise  Expiration     at the end of 10
Name            Title      Granted 1    year        price       Date            years 2
----            -----      -------   ----------   --------   ----------     ------------------

                                                                              5%         10%
                                                                            ------     -------
Stuart A.       Chief      40,000       100%       $17.56     9/18/12     $429,356   $1,099,732
Rothstein      Financial
               Officer


1 Options become exercisable one-third on each of the first three anniversaries of the date of grant.
2 Assumed annual rates of share price appreciation, as determined by the rules of the Commission, for illustrative purposes only. Actual share prices will vary from time to time based upon market factors and the Company's financial performance. No assurance can be given that such rates will be achieved.

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

Audit Committee Report

The Audit Committee of CharterMac's Board of Trustees has issued the following report with respect to the audited financial statements of the Company for the fiscal year ended December 31, 2002:

o The Audit Committee has reviewed and discussed with CharterMac's management the Company's fiscal 2002 audited financial statements;

o The Audit Committee has discussed with Deloitte & Touche LLP (CharterMac's independent auditors) the matters required to be discussed by Statement on Auditing Standards No. 61 as amended by SAS No. 90;

o The Audit Committee has received the written disclosures and letter from the independent auditors required by Independence Standards Board Standard No. 1 (which related to the auditors' independence from the Company and its related entities) and has discussed with the auditors their independence from CharterMac;

Based on the review and discussions referred to in the three items above, the Audit Committee recommended to the Board of Trustees that the audited financial statements be included in CharterMac's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Submitted by the Audit Committee of CharterMac's Board of Trustees:

                                    Charles L. Edson -- Chairman
                                    Peter T. Allen
                                    Arthur P. Fisch

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 31, 2003, no person was known by CharterMac to be the beneficial owner of more than 5% of the outstanding Common Shares of CharterMac.

As of March 31, 2003, the members of the sole general partner of the Manager own, in the aggregate, 100% of the voting stock of the sole general partner of the Manager.

As of March 31, 2003, Trustees and senior officers of CharterMac and members and senior officers of the sole general partner of the Manager own directly or beneficially Common Shares of CharterMac as follows:

                                                          Amount and Nature of       Percent of
Name                          Title                       Beneficial Ownership          Class11
----                          -----                   ---------------------------    -----------
Stephen M. Ross     Chairman of the  Board of         255,487 Common Shares  1 2 3         *
                    CharterMac and Member of
                    Related Charter
Alan P. Hirmes      Managing Trustee,                  65,459 Common Shares  1 3 4         *
                    Executive VP and
                    Secretary, of CharterMac
                    and Member and Senior VP
                    of Related Charter
Stuart J. Boesky    Managing Trustee,                  73,415 Common Shares  1 3 5         *
                    President and CEO of
                    CharterMac and  Member,
                    President and CEO of
                    Related Charter
Peter T. Allen      Managing Trustee  of                5,332 Common Shares                *
                    CharterMac
Arthur P. Fisch     Managing Trustee  of                5,758 Common Shares                *
                    CharterMac
Thomas W. White     Managing Trustee  of                  972 Common Shares                *
                    CharterMac
Charles L. Edson    Managing Trustee  of                2,584 Common Shares                *
                    CharterMac
Michael J. Brenner  Managing Trustee of                20,787 Common Shares  6             *
                    CharterMac
Stuart A.           CFO & CAO of CharterMac                 0 Common Shares                *
Rothstein           and SVP & CFO of Related
                    Charter

James D. Spound     Executive VP of Related            41,576 Common Shares  7             *
                    Charter
Marc D. Schnitzer   Senior VP of  Related              20,855 Common Shares  4             *
                    Charter
Denise L. Kiley     Senior VP of Related               20,855 Common Shares  4             *
                    Charter
John J. Sorel       Senior VP of Related                3,373 Common Shares  8             *
                    Charter
Steven B. Wendel    Senior VP of Related                1,000 Common Shares *9             *
                    Charter
All Senior  Officers and Trustees of CharterMac       475,117 Common Shares  1 3 10    1.05%
and Related Charter as a group (14 persons)


*Less than 1% of the outstanding Common Shares.


------------------
1 11 of these Common Shares are owned by Related Charter, of which a majority is owned by Messrs. Ross, Hirmes, and Boesky.
2 Includes 9,033 options to purchase Common Shares (which are exercisable within 60 days)
3 21,157 of these Common Shares are owned by Related AMI Associates, Inc., of which a majority is owned by Messrs. Ross, Hirmes and Boesky .
4 Includes 7,226 options to purchase Common Shares (which are exercisable within 60 days)
5 Includes 14,188 options to purchase Common Shares (which are exercisable within 60 days)
6 Includes 20,787 options to purchase Common Shares (which are exercisable within 60 days)
7 Includes 41,576 options to purchase Common Shares (which are exercisable within 60 days)
8 Includes 3,373 options to purchase Common Shares (which are exercisable within 60 days)
9 Includes 1,000 options to purchase Common Shares (which are exercisable within 60 days)
10 Includes 111,635 options to purchase Common Shares (which are exercisable within 60 days)
11 Based on the Common Shares outstanding as of December 31, 2002 (41,160,218) plus the Common Shares issuable upon the conversion of (i) all options to purchase Common Shares which are exercisable within 60 days (111,635) and
     (ii) all CRA Preferred Shares (3,835,002).

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

CharterMac believes that during the fiscal year ended December 31, 2002, CharterMac's officers, trustees and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements. There were not any Form 5's filed with the SEC for the year ended December 31, 2002.

Item 13.  Certain Relationships and Related Transactions

General

CharterMac has invested in, and may in the future invest in, Revenue Bonds secured by properties in which either direct or indirect affiliates of Related Capital own equity interests in the borrower. The Trust Agreement contains a limitation, equal to 15% of CharterMac's total market value, on the aggregate amount of Revenue Bonds CharterMac may hold where the borrowers under such Revenue Bonds are either direct or indirect affiliates of Related and Related generally has a controlling economic interest ("15% Affiliates"). The Trust Agreement also requires that CharterMac obtain a fairness opinion from an independent adviser before investing under any circumstance in Revenue Bonds involving 15% Affiliates. For purposes of the foregoing limitations, a borrower in which Related Capital or its affiliates own a partnership or joint venture interest merely to facilitate an equity financing on behalf of one of RCC's investment funds is not deemed a 15% Affiliate under the Trust Agreement by virtue of such relationship ("Non-15% Affiliate" and, together with the 15% Affiliates, the "RCC Affiliates"). A typical Non-15% Affiliate borrower would be structured as a limited partnership as follows: the general partner would be an unaffiliated third party with a 1% general partnership interest and the 99% limited partner would itself be a limited partnership in which an affiliate of Related would own a 1% general partnership interest and one or more Fortune 500 companies would own a 99% limited partnership interest.

Every transaction entered into between CharterMac and an RCC Affiliate raises a potentially ongoing inherent conflict of interest. In addition to the initial determination to invest in Revenue Bonds secured by properties owned by an RCC Affiliate, such conflicts of interest with respect to these Revenue Bonds include, among others, decisions regarding (i) whether to waive defaults of such RCC Affiliate, (ii) whether to foreclose on a loan, and (iii) whether to permit additional financing on a property securing a CharterMac investment other than financing provided by CharterMac. Although not required by the Trust Agreement, the Board of Trustees has adopted a policy to address certain of such conflicts, requiring the approval of a majority of the independent trustees in the event that CharterMac is required to take any of the following actions with respect to a Revenue Bond secured by a property in which an RCC Affiliate of the Manager owns an equity interest: (i) modification of any material rights and obligations respecting the RCC Affiliate, (ii) CharterMac's waiver of material rights under the affiliated loan documents, (iii) the advancement of a material amount of additional funds to an affiliate borrower and (iv) forbearing to exercise any of CharterMac's rights or collect any material costs due to us from an affiliate borrower.

Indemnification Rights with respect to Credit Enhancement and Yield Guarantee Transactions

On December 31, 2001, CharterMac completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and TRCLP. TRCLP has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the $46.9 million first loss position. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as a security therefore, has posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. TRCLP is an affiliate of Related Capital.

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

On July 18, 2002, CM Corp. entered into two agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed-upon internal rate of return ("IRR") for a pool of 11 multi-family properties owned by RCGCP for which the Company will receive two guarantee fees totaling approximately $5.9 million.

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

In connection with the transaction, the Company posted $18.2 million of Revenue Bonds as collateral to the Primary Guarantor, which will be reduced to approximately $1.4 million over a period of up to 20 years as the properties reach certain operating benchmarks. In addition, the Company agreed to subordinate 25% of each of the bonds it acquired that are secured by the properties and to not use the subordinated portion of such bonds as collateral in connection with any borrowings.

To mitigate risk, the Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by TRCLP. If the Company's acquisition of Related is completed, then this guarantee will no longer be in force. As of December 31, 2001, TRCLP had a GAAP net worth of approximately $179.3 million with liquid assets of approximately $54.9 million. In addition, the developers of each of the properties have also been required to give recourse completion, stabilization and operating deficit guarantees. TRCLP has also agreed, if needed, after construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

Proposed Acquisition of Related

In December 2002, CharterMac announced that it had entered into an agreement to acquire 100% of the ownership interests of RCC and substantially all of the businesses operated by Related, one of the nation's leading full-service financial services providers for the multi-family housing industry. The acquisition will enable CharterMac to terminate its outside management agreement with Related Charter, an affiliate of Related, and to become a self-advised and self-managed company.

The acquisition, together with other related proposals to amend CharterMac's trust agreement and its share option plan in connection with the acquisition, are subject to approval by CharterMac's common shareholders, as well as other customary closing conditions. The complete terms of the proposed acquisition and the opinion from Dresdner Kleinwort Wasserstein will be set forth in the proxy statement to be mailed to shareholders following any required regulatory review. The transaction will be voted upon by CharterMac shareholders at a special shareholder meeting.

On February 28, 2003, the Company filed a preliminary proxy regarding this proposed acquisition of Related.

Share Performance Graph

The following share performance graph compares CharterMac's performance to the S&P 500 and the Russell 2000 stock index. CharterMac is currently one of the companies included in the Russell 2000 stock index, an index that measures the performance of small market capitalization companies. The graph assumes a $100 investment on December 31, 1997. All stock price performance figures includes the reinvestment of dividends.


                               [GRAPHIC OMMITED]




Cumulative Total Return


                       12/97    12/98      12/99      12/00       12/01     12/02
                       -----    -----      -----      -----       -----     -----

CHARTERMAC               100    $102.08   $107.16     $133.01     $173.10   $199.10
S&P 500                  100     128.58    155.64      141.46      124.65     97.10
RUSSELL 2000             100      97.45    118.17      114.60      117.45     93.39


Item 14.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.




                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------

(a)1.  Financial Statements

       Independent Auditors' Report                                                          32

       Consolidated Balance Sheets as of December 31, 2002 and 2001                          33

       Consolidated  Statements of Income for the years ended December 31, 2002,
       2001 and 2000                                                                         34

       Consolidated  Statements of Changes in Shareholders' Equity for the years
       ended December 31, 2002, 2001 and 2000                                                35

       Consolidated  Statements  of Cash Flows for the years ended  December 31,
       2002, 2001 and 2000                                                                   37

       Notes to Consolidated Financial Statements                                            39

(a)2.  Financial Statement Schedules

       Schedule I - Condensed Financial Information of Registrant                            98

       All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

(a)3.  Exhibits

3.1(a) Certificate of Business Trust dated as of August 12, 1996 (incorporated by reference to the Company's Registration Statement on Form 10, File No.
       001-13237)

3.1(b) Certificate of Amendment of Certificate of Business Trust dated as of April 30, 1997 (incorporated by reference to the Company's Registration
       Statement on Form 10, File No. 001-13237)

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                  (continued)


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

3.2    Amended and Restated Bylaws  (incorporated  by reference to the Company's
       Annual Report on Form 10-K, filed with the Commission on March 30, 2000)

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


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                  (continued)


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
10(g)  Liquidity  Agreement among Owner Trust,  Floater Certificate Trust, First
       Tennessee,  MBIA and Bayerische dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaz) in the Company's  June 30, 1998  Quarterly
       Report on Form 10-Q)

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

10(n) Contribution Agreement dated as of December 17, 2002 (incorporated by reference to the Company's Preliminary Proxy Statement on Schedule 14A filed on February 2, 2003)

12     Ratio of  earnings to fixed  charges and  preferred  share  dividends  of
       subsidiary                                                                       103

21     Subsidiaries of the Company (filed herewith)                                     104

99.1   Amended and  Restated  Trust  Agreement  by and among J.  Michael  Fried,
       Stuart  J.  Boesky,  Alan P.  Hirmes,  Robert  W.  Grier  and  Andrew  T.
       Panaccione as Managing Trustees,  Charter Municipal  Mortgage  Acceptance
       Company and Wilmington  Trust Company,  as Registered  Trustee dated June
       22, 1999 relating to CharterMac Equity Issuer Trust (incorporated by reference to Exhibit 99 in the Company's June 30, 1999 Quarterly Report on Form 10-Q)

99.2   Agreement dated as of April 15, 1999 between Charter  Municipal  Mortgage
       Acceptance  Company and Melvyn I. Weiss,  Esq. and Lawrence A.  Sucharow,
       Esq.,  as Class  Counsel  co-chairmen (incor-


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------

       porated by reference to the Company's current report on Form 8-K filed with the Commission on April 29, 1999).


(a)4.  Additional Exhibits

99.3   Chief  Executive  Officer  certification  to 18 U.S.C.  Section  1350, as
       adopted to Section  906 of the  Sarbanes-Oxley  Act of 2002.*                    105

99.4   Chief  Financial  Officer  certification  to 18 U.S.C.  Section  1350, as
       adopted to Section  906 of the  Sarbanes-Oxley  Act of 2002.*                    106

(b)    Reports on Form 8-K

       Current report on Form 8-K relating to the Company's press release announcing its intent to acquire Related Capital Company, dated and filed
       December 20, 2002.

      *Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be declared to be incorporated by reference3 into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                    (COMPANY)




Date: March 31, 2003             By:/s/ Stuart J. Boesky
                                    --------------------
                                    Stuart J. Boesky
                                    Managing Trustee, President
                                    and Chief Executive Officer




Date: March 31, 2003             By:/s/ Stuart J. Boesky
                                    --------------------
                                    Stuart A. Rothstein
                                    Executive Vice President
                                    and Chief Financial Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart
J. Boesky, Alan P. Hirmes and Stuart A. Rothstein, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                        Title                             Date
---------                        -----                             ----


---------------------   Managing Trustee, President
Stuart J. Boesky        and Chief Executive Officer           March 31, 2003


---------------------   Managing Trustee and
Stephen M. Ross         Chairman of the Board                 March 31, 2003


---------------------
Michael J. Brenner      Managing Trustee                      March 31, 2003


---------------------   Managing Trustee, Executive
Alan P. Hirmes          Vice President and Secretary          March 31, 2003


---------------------   Chief Financial Officer and
Stuart A. Rothstein     Chief Accounting Officer              March 31, 2003


---------------------
Peter T. Allen          Managing Trustee                      March 31, 2003


---------------------
Arthur P. Fisch         Managing Trustee                      March 31, 2003


---------------------
Thomas W. White         Managing Trustee                      March 31, 2003


---------------------
Charles L. Edson        Managing Trustee                      March 31, 2003

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart
J. Boesky, Alan P. Hirmes and Stuart A. Rothstein, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                        Title                          Date


/s/ Stuart J. Boesky    Managing Trustee, President
--------------------    and Chief Executive Officer        March 31, 2003
Stuart J. Boesky


/s/ Stephen M. Ross     Managing Trustee and
--------------------    Chairman of the Board              March 31, 2003
Stephen M. Ross

/s/ Michael J. Brenner
----------------------  Managing Trustee                   March 31, 2003
Michael J. Brenner


/s/ Alan P. Hirmes      Managing Trustee, Executive
------------------      Vice President and Secretary       March 31, 2003
Alan P. Hirmes


/s/ Stuart A. Rothstein Chief Financial Officer and
----------------------- Chief Accounting Officer           March 31, 2003
Stuart A. Rothstein


/s/ Peter T. Allen
------------------      Managing Trustee                   March 31, 2003
Peter T. Allen


/s/ Arthur P. Fisch
-------------------     Managing Trustee                   March 31, 2003
Arthur P. Fisch


/s/ Thomas M. White
-------------------     Managing Trustee                   March 31, 2003
Thomas M. White


/s/ Charles L. Edson
--------------------    Managing Trustee                   March 31, 2003
Charles L. Edson

                                  CERTIFICATION


I, Stuart J. Boesky, hereby certify that:

       1. I have reviewed this annual report on Form 10-K of Charter Municipal Mortgage Acceptance Company;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                        By:/s/ Stuart J. Boesky
      --------------                           --------------------
                                               Stuart J. Boesky
                                               Chief Executive Officer

                                  CERTIFICATION


I, Stuart A. Rothstein, hereby certify that:

       1. I have reviewed this annual report on Form 10-K of Charter Municipal Mortgage Acceptance Company;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 31, 2003                        By:/s/ Stuart A. Rothstein
      --------------                           -----------------------
                                               Stuart A. Rothstein
                                               Chief Financial Officer

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Summarized condensed financial information of registrant (not including its consolidated subsidiaries)

                            CONDENSED BALANCE SHEETS


                                                             December 31,
                                               ----------------------------------------
                                                       2002                 2001
                                               ------------------   -------------------
                                                        (Dollars in thousands)

                                     ASSETS
Revenue Bonds-at fair value                       $   166,477           $   10,518
Investment in ARCap                                    19,054               18,950
Cash and cash equivalents                               4,374               17,376
Interest receivable, net                                1,041                   65
Promissory notes receivable                            11,984                3,057
Investment in subsidiaries                            494,352              485,902
Deferred costs, net                                    34,683               23,150
Goodwill, net                                           1,639                1,984
Other assets                                            3,098                  598
                                                   ----------           ----------
Total assets                                      $   736,702          $   561,600
                                                   ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable, accrued expenses
  and other liabilities                           $     2,121          $     1,373
 Deferred income                                        2,639                   --
 Due to Manager and affiliates                          2,405                1,467
 Due to subsidiaries                                   41,304               11,076
 Distributions payable to common
  shareholders                                         13,171               10,448
 Distributions payable to Convertible
  CRA Shareholders                                      1,125                  565
                                                   ----------           ----------
Total liabilities                                      62,765               24,929
                                                   ----------           ----------

Commitments and contingencies

Shareholders' equity:
Beneficial owners' equity-Convertible CRA
 share- holders (3,835,002 and
 1,882,364 shares issued and
 outstanding in 2002 and 2001,
 respectively)                                         58,173               25,521
Beneficial owner's equity-manager                       1,125                1,069
Beneficial owners' equity-other
 common shareholders (100,000,000
 shares authorized; 41,168,618 issued
 and 41,160,218 outstanding and
 34,834,308 issued and 34,825,908
 outstanding in 2002 and 2001,
 respectively)                                        604,496              511,456
Treasury shares of beneficial
 interest (8,400 shares)                                (103)                 (103)
Accumulated other comprehensive loss                  10,246                (1,272)
                                                   ----------           ----------

Total shareholders' equity                            673,937              536,671
                                                   ----------           ----------

Total liabilities and shareholders' equity        $   736,702          $   561,600
                                                   ==========           ==========


                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS



                                                        Years Ended December 31,
                                    ----------------------------------------------------------
                                            2002                   2001              2000
                                    ------------------     ------------------   --------------
                                                         (Dollars in thousands)


Revenues:
 Interest income:
  Revenue Bonds                    $      4,701            $         1          $     2,972
  Temporary investments                     505                    376                  452
  Promissory notes                          452                    820                1,002
  Other income                              262                    444                   --
  Income from subsidiaries               59,637                 40,920               28,308
                                     ----------             ----------           ----------
 Total revenues                          65,557                 42,561               32,734
                                     ----------             ----------           ----------

Expenses:
 Interest expense                             3                    412                   22
 Bond servicing                             245                     43                   34
 General and administrative               4,329                  2,630                2,063
 Amortization                               876                    727                  479
                                     ----------             ----------           ----------
  Total expenses                          5,453                  3,812                2,598
                                     ----------             ----------           ----------

Income before loss on repayment
 of revenue bonds                        60,104                 38,749               30,136

Equity in earnings of ARCap               1,116                    456                   --

Loss on repayment of Revenue Bonds         (387)                  (220)                 (45)
                                     ----------             ----------           ----------

  Net income                       $     60,833            $    38,985          $    30,091
                                    ===========             ==========           ==========

Allocation of net income:

 Special distribution to Manager   $      4,872            $     3,621          $     2,744
                                    ===========             ==========           ==========
 Manager                           $         56            $       354          $       273
                                    ===========             ==========           ==========
 Common shareholders               $     52,516            $    32,555          $    25,501
 Convertible CRA Shareholders             3,389                  2,455                1,573
                                     ----------             ----------           ----------
  Total for Shareholders           $     55,905            $    35,010          $    27,074
                                    ===========             ==========           ==========





                 See accompanying notes to financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
                                    ----------------------------------------------------------
                                            2002                   2001              2000
                                    ------------------     ------------------   --------------
                                                         (Dollars in thousands)
Cash flows from operating
 activities:
 Net income                             $   60,833            $    38,985       $    30,091
 Adjustments to reconcile net
  income to net cash
  provided by operating
  activities:
 Loss on repayments of
  Revenue Bonds                                387                    200                45
 Amortization                                  876                    727               479
 Amortization of goodwill                      345                    182               345
 Amortization of bond selection
  costs                                      1,781                  2,511               935
 Amortization of straight-lining
  of interest income                         2,617                     --                --
 Income from investment in
  subsidiaries                             (59,637)               (40,983)          (28,307)
Equity in earnings of ARCap in
 excess of distributions received             (105)                  (456)               --
 Changes in operating assets
  and liabilities:
  Interest receivable                         (976)                   101                34
  Other assets                              (2,500)                  (181)               20
  Accounts payable, accrued
   expenses and other liabilities              748                    783               404
  Deferred income                               22                     --                --
  Due from subsidiaries                         --                  4,308               116
  Due to subsidiaries                       30,229                     --             7,575
  Due to Manager and affiliates                701                    404               115
                                        ----------            -----------        ----------
Net cash provided by
 operating activities                       35,322                  6,601            11,852
                                        ----------            -----------          --------

Cash flows from investing
 activities:
 Proceeds from repayments of
  Revenue Bonds                                200                     --                50
 Periodic principal payments
  to Revenue Bonds                             353                     85                --
 Purchase of Revenue Bonds                 (16,101)                (7,075)           (2,405)
 Proceeds from secured borrowings               --                     --                --
 Investment in subsidiaries                (82,009)               (82,763)           23,825)
 Increase in deferred bond
  selection costs                          (10,702)                (7,899)           (6,499)
 Net sale (purchase) of temporary
  investments                                   --                (18,493)           19,790
 Increase in promissory notes               (4,547)                    --                --
 Increase in other assets                       --                     --                (9)
 Increase in deferred costs                     --                     --              (545)
 Loans made to properties                     (861)               (11,971)             (200)
 Principal payments received
  from loans made to properties                784                     99               438
                                        ----------            -----------        ----------
Net cash (used in) investing
 activities                               (112,883)              (128,017)          (13,205)
                                        ----------            -----------        ----------

                                                                     (continued)

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
                                    ----------------------------------------------------------
                                            2002                   2001              2000
                                    ------------------     ------------------   --------------
                                                         (Dollars in thousands)
Cash flows from financing
 activities:
 Repayments of note payable            $        --              $   6,226       $       --
 Increase in cash and cash
  equivalents-restricted                        --                     --              972
 Distributions paid to the Manager
  and shareholders of the Company          (53,741)               (33,456)         (24,344)
 Distributions paid to
  Convertible CRA Shareholders              (2,700)                (2,334)            (810)
 Increase in deferred costs
  relating to the Private
  Label Tender Option Program                 (921)                 (873)           (2,301)
 Increase in other deferred costs           (2,955)                    --               72
 Issuance of Common Shares                  92,353                168,264               --
 Issuance of Convertible CRA Shares         32,523                     --           34,193
 Retirement of Convertible CRA shares           --                 (8,987)              --
                                        ----------               --------        ---------
Net cash provided by financing
 activities                                 64,559                128,840            7,782
                                        ----------               --------        ---------

Net (decrease) increase in cash
 and cash equivalents                      (13,002)                 7,424            6,429
Cash and cash equivalents at
 the beginning of the year                  17,376                  9,952            3,524
                                        ----------               --------         --------
Cash and cash equivalents
 at the end of the year                $     4,374              $  17,376        $   9,953
                                        ==========               ========         ========
Supplemental information:
 Interest paid                         $         3         $          412        $      22
                                        ==========               ========         ========
Supplemental disclosure of
 noncash activities:
 Contribution of Revenue Bonds
  to subsidiaries                      $        --              $   8,345        $      --
                                        ==========               ========         ========
 Contribution of notes
  receivables to
  subsidiaries                         $        --              $  12,498        $      --
                                        ==========               ========         ========

Distribution of Revenue Bonds
 from subsidiaries                     $   128,693              $      --        $      --
                                        ==========               ========         ========
Distribution of notes
 receivables from
 subsidiaries                          $     4,503              $      --        $      --
                                        ==========               ========         ========






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

2. Transactions with Subsidiaries

During the year ended December 31, 2002, the Company received distributions of Revenue Bonds from its subsidiaries of approximately $129 million.

During 2000, in connection with the ATEBT merger, the Company issued Common Shares valued, at the date of issuance, at $29,154,649 and contributed the net assets from the merger to one of its subsidiaries.

During the year ended December 31, 2002, the Company made no contributions to subsidiaries.

During the year ended December 31, 2001, the Company contributed Revenue Bonds with an aggregate carrying value of approximately $8,217,000 to its subsidiaries. Additionally, the Company contributed following items to its subsidiaries:



         Contributed Item                             Aggregate Carrying Value
         ----------------                             ------------------------
          Promissory Notes                                    $7,166,402
   Bridge and Pre-Development Loans                           $5,474,500

                                                                      Exhibit 12

Ratio of Earnings to Combined Fixed Charges and Preference Dividends



                                                          (Dollars in thousands)


                                                     2002           2001          2000
                                                  ----------     ---------     ----------

Interest expense                                 $    15,823    $   13,641    $    14,291
Recurring fees related to TOPs program                 3,181         2,491          2,198
Amortized capitalized costs related to
 indebtedness                                            940           727            479
Preference security dividend requirements
 of consolidated                                      17,266        12,578          8,594
                                                  ----------     ---------     ----------
 Total fixed charges                             $    37,210    $   29,437    $    25,562
                                                  ==========     =========     ==========

Net income before allocation to preferred
 shareholders of subsidiary                      $    79,879    $   51,563    $    38,685
Add:  Total fixed charges                             37,210        29,437         25,562
Less:  Preference security dividend
 requirements of consolidated subsidiaries           (17,266)      (12,578)        (8,594)
                                                  ----------     ---------     ----------
Earnings                                      $       99,823    $   68,422    $    55,653
                                                  ==========     =========     ==========

Ratio of Earnings to Combined Fixed Charges
 and Preference Dividends                                3:1           2:1            2:1



For the purposes of computing the ratio of earnings to fixed charges and preference dividends, earnings were calculated using income before minority interest adding back total fixed charges less preference security dividend requirements of consolidated subsidiaries. Fixed charges consist of interest expense, recurring fees and amortization of capitalized costs related to indebtedness and preference security dividend requirements of consolidated subsidiaries. There were no periods in which earnings were insufficient to cover combined fixed charges and preference dividends.

                                                                      Exhibit 21



                           Subsidiaries of the Company
                           ---------------------------

CM Holding Trust, a Delaware business trust

CharterMac Equity Issuer Trust, a Delaware business trust

CharterMac Corporation, a Delaware corporation


    Subsidiaries of CharterMac Equity Issuer Trust, a Delaware business trust
    -------------------------------------------------------------------------

CharterMac Origination Trust I, a Delaware business trust

CharterMac Owner Trust I, a Delaware business trust


                      Subsidiary of CharterMac Corporation
                      ------------------------------------

PW Funding, Inc. a  Delaware corporation

                                                                    Exhibit 99.3


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Charter Municipal Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Stuart J. Boesky
    --------------------
    Stuart J. Boesky
    Chief Executive Officer
    March 31, 2003

    A signed original of this written statement required by Section 906 has been provided to Charter Municipal Mortgage Acceptance Company and will be retained by Charter Municipal Mortgage Acceptance Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.4


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of Charter Municipal Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ Stuart A. Rothstein
    -----------------------
    Stuart A. Rothstein
    Chief Financial Officer
    March 31, 2003

    A signed original of this written statement required by Section 906 has been provided to Charter Municipal Mortgage Acceptance Company and will be retained by Charter Municipal Mortgage Acceptance Company and furnished to the Securities and Exchange Commission or its staff upon request.