Form 10-Q
period 2003-03-31
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2003-05-15
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                 ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



       Delaware                                   13-3949418
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)



625 Madison Avenue, New York, New York               10022
---------------------------------------       -------------------
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
                             (Dollars in thousands)


                                                     ===============         ===============
                                                        March 31,            December 31,
                                                          2003                   2002
                                                     ---------------         ---------------
                                                      (Unaudited)

ASSETS
Revenue bonds-at fair value                             $1,551,808              $1,579,590
Other investments                                           29,782                  44,096
Mortgage servicing rights                                   36,072                  35,595
Cash and cash equivalents                                   74,923                  55,227
Cash and cash equivalents-restricted                         5,444                   5,257
Interest receivable - net                                    8,550                   9,020
Promissory notes and mortgages receivable                   50,463                  53,278
Deferred costs - net of amortization of $9,468
  and $8,451                                                48,880                  48,693
Goodwill                                                     4,793                   4,793
Other intangible assets - net of amortization of
  $1,867 and $1,750                                         11,199                  11,316
Other assets                                                 9,390                   6,003
                                                         ---------               ---------
Total assets                                            $1,831,304              $1,852,868
                                                         =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Financing arrangements                                $  671,164              $  671,659
  Notes payable                                             71,349                  68,556
  Interest rate derivatives                                  4,936                   5,504
  Accounts payable, accrued expenses and
   other liabilities                                        12,511                  32,378
  Deferred income                                            8,274                   8,998
  Due to Manager and affiliates                              3,054                   4,126
  Deferred tax liability                                     9,586                  10,790
  Distributions payable                                     19,367                  19,020
                                                         ---------               ---------
Total liabilities                                          800,241                 821,031
                                                         ---------               ---------

Preferred shares of subsidiary (subject to
  mandatory repurchase)                                    273,500                 273,500
                                                         ---------               ---------

Minority interest in consolidated subsidiary                 5,718                   4,822
                                                         ---------               ---------

Commitments and contingencies

Shareholders' equity:
  Beneficial owners' equity - convertible CRA
   share-holders  (3,835,002 shares, issued
   and outstanding in 2003 and 2002,
   respectively)                                            58,332                  58,174
  Beneficial owner's  equity-manager                         1,128                   1,126
  Beneficial owners' equity-other
   common shareholders
   (100,000,000 shares authorized;  41,228,527
   issued and 41,220,127 outstanding
   and  41,168,618  shares issued and 41,160,218
   outstanding in 2003 and 2002,
   respectively)                                           606,867                 604,496
  Treasury shares of beneficial interest (8,400 shares)       (103)                   (103)
  Accumulated other comprehensive income                    85,621                  89,822
                                                         ---------               ---------
Total shareholders' equity                                 751,845                 753,515
                                                         ---------               ---------

Total liabilities and shareholders' equity              $1,831,304              $1,852,868
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



                                                                  =========================
                                                                      Three Months Ended
                                                                            March 31,
                                                                  -------------------------
                                                                     2003          2002
                                                                  -------------------------

Revenues:
  Interest income:
   Revenue bonds                                                  $     26,250  $    22,920
   Other interest income                                                   837        1,625
   Promissory notes and mortgages receivable                               181          163
  Mortgage banking fees                                                    941        1,656
  Mortgage servicing fees                                                2,126        1,853
  Other income                                                           1,586          586
                                                                  ------------   ----------

  Total revenues                                                        31,921       28,803
                                                                  ------------   ----------

Expenses:
  Interest expense                                                       3,816        3,991
  Recurring fees relating to the Private Label
   Tender Option Program                                                   963          727
  Bond servicing                                                         1,015          766
  General and administrative                                             6,039        5,599
  Depreciation and amortization                                          1,687        2,240
                                                                  ------------   ----------

   Total expenses                                                       13,520       13,323
                                                                  ------------   ----------

Income before gain (loss) on repayment of revenue bonds,
  gain on sales of loans and equity in earnings of
  ARCap                                                                 18,401       15,480

Equity in earnings of ARCap                                                555          547

Gain on sales of loans                                                   2,139        3,287

Gain (loss) on repayment of revenue bonds                                 (412)       3,757
                                                                  ------------   ----------

Income before allocation to preferred shareholders
  of subsidiary and minority interest                                   20,683       23,071

  Income allocated to preferred shareholders of
    subsidiary                                                          (4,724)      (3,764)

  Income allocated to minority interest                                    (28)        (302)
                                                                  ------------   ----------

Income before benefit (provision) for income taxes                      15,931       19,005

  Benefit (provision) for income taxes                                   1,976         (181)
                                                                  ------------   ----------
Net income                                                       $      17,907  $    18,824
                                                                  ============   ==========

Allocation of net income to:
  Special distribution to manager                                $       1,411  $     1,088
                                                                  ============   ==========
  Manager                                                        $           2  $       177
                                                                  ============   ==========
  Common shareholders                                            $      15,089  $    16,707
  Convertible CRA shareholders                                           1,405          852
                                                                  ------------   ----------
   Total for shareholders                                        $      16,494  $    17,559
                                                                  ============   ==========

Net income per share
  Basic                                                          $         .37  $       .45
                                                                  ============   ==========
  Diluted                                                        $         .37  $       .45
                                                                  ============   ==========

Weighted average shares
  outstanding:

  Basic                                                             45,013,292   38,781,464
                                                                  ============   ==========
  Diluted                                                           45,070,595   38,845,985
                                                                  ============   ==========



          See accompanying notes to consolidated financial statements

                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)



                           Beneficial                   Beneficial
                             Owners'                      Owners'      Treasury                        Accumulated
                             Equity       Beneficial      Equity-       Shares                           Other
                           Convertible     Owner's        Other           of                          Comprehensive
                               CRA         Equity         Common       Beneficial     Comprehensive      Income
                           Shareholders    Manager     Shareholders     Interest          Income         (Loss)         Total
                           ------------  -----------   ------------    ----------     -------------   -------------    --------

Balance at January 1,      $   58,174    $   1,126     $  604,496     $  (103)                        $  89,822        $753,515
 2003
Comprehensive income:
 Net income                     1,405        1,413         15,089                     $ 17,907                           17,907
                                                                                       -------
 Other comprehensive
  gain (loss):
  Net unrealized gain                                                                      602
   on interest rate
   derivatives
  Net unrealized loss
   on revenue bonds:
  Unrealized holding                                                                    (5,215)
   loss arising during
   the period
  Less: Reclassification
   adjustment for net
   loss included in
   net income                                                                              412
                                                                                       -------
Total other
   comprehensive loss                                                                   (4,201)          (4,201)         (4,201)
                                                                                       -------
Total comprehensive                                                                   $ 13,706
  income                                                                               =======
Options exercised                                             679                                                           679
Distributions                  (1,247)      (1,411)       (13,397)                                                      (16,055)
                             --------      -------        -------       ----                            -------          ------
Balance at March 31,
  2003                      $  58,332     $  1,128       $606,867      $(103)                          $ 85,621         $751,845
                             ========      =======        =======       ====                            =======          =======




          See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                            ==============================
                                                 Three Months Ended
                                                      March 31,
                                            ------------------------------
                                                 2003             2002
                                            -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $   17,907        $   18,824
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Loss (gain) on repayment of revenue bonds        412            (3,757)
  Other amortization                               370               200
  Amortization of other intangible assets          118               118
  Amortization of bond selection costs             650               599
  Amortization of mortgage servicing rights      1,335             1,968
  Income allocated to preferred shareholders
   of subsidiary                                 4,724             3,764
  Equity in earnings of ARCap, in excess of
   distributions  received                          --               (97)
  Increase in mortgage servicing  rights        (1,812)           (2,682)
  Income  allocated  to minority  interest          28               302
  Issuance of shares of subsidiary-compensation
   expense                                         867                --
  Increase in mortgages receivable              (2,793)          (17,551)
Changes in operating assets and liabilities:
   Interest receivable                             470              (388)
   Other assets                                 (3,387)              (61)
   Increase in goodwill                             --               (27)
   Guaranteed investment contracts              14,314                47
   Deferred income                                (724)               --
   Accounts payable, accrued expenses and
    other liabilities                          (19,858)            1,074
   Deferred tax liability                       (1,204)              181
   Due to Manager and affiliates                (1,203)               49
   Fair value of interest rate cap                  34              (216)
                                            ----------       -----------
Net cash provided by operating activities       10,248             2,347
                                            ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from repayments of revenue
    bonds                                       18,853            75,650
  Periodic principal payments of revenue
    bonds                                        6,750               968
  Purchase/advances to revenue bonds            (3,050)          (28,375)
  Increase in deferred bond selection
    costs                                          (63)             (859)
  Increase in temporary investments                 --           (88,570)
  (Increase) decrease in cash and cash
    equivalents - restricted                      (187)              141
  Loans made to properties                      (1,839)             (862)
  Principal  payments received from loans
    made to properties                           7,448               809
                                            ----------       -----------
Net cash provided by (used in) investing
    activities                                  27,912           (41,098)
                                            ----------       -----------




                                   Continued

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                            ==============================
                                                 Three Months Ended
                                                      March 31,
                                            ------------------------------
                                                 2003             2002
                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to the
   Manager and Common shareholders             (14,421)         (11,476)
  Distributions paid to preferred
   shareholders of subsidiary                   (4,724)          (3,693)
  Distributions paid to Convertible
   CRA shareholders                             (1,125)            (565)
  Principal repayments of financing
   arrangements                                   (495)         (15,603)
  Increase in notes payable                      2,793           17,551
  Increase in deferred costs relating
   to the Private Label Tender Option
   Program                                        (290)             (35)
  Options exercised                                649           92,587
  Increase in other deferred costs                (851)            (218)
                                              --------        ---------
Net cash (used in) provided by financing
  activities                                   (18,464)          78,548
                                              --------        ---------
Net increase in cash and cash equivalents       19,696           39,797
Cash and cash equivalents at the
  beginning of the period                       55,227          105,364
                                              --------        ---------
Cash and cash equivalents at the
  end of the period                          $  74,923       $  145,161
                                              ========        =========

SUPPLEMENTAL INFORMATION:
  Interest paid                              $   4,414       $    2,502
                                              ========        =========
  Taxes paid                                 $     103       $        9
                                              ========        =========




           See accompanying notes to consolidated financial statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 1 - General

Charter Municipal Mortgage Acceptance Company ("CharterMac"), along with its consolidated subsidiaries (the "Company"), is a Delaware statutory trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multi-family housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. The Company is also engaged in providing credit enhancements and yield guarantees, and originates loans for multi-family housing through its subsidiary PW Funding Inc. ("PWF"). Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties"). In some cases the Company also acquires smaller taxable loans in conjunction with acquiring a Revenue Bond.

The Company is governed by a board of trustees comprised of three independent managing trustees and five managing trustees who are affiliated with Related
Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. CharterMac, through CharterMac Corporation ("CM Corp."), a wholly-owned subsidiary, has engaged Related Charter L.P. (the "Manager"), an affiliate of Related, to manage its day-to-day affairs.
CharterMac has also directly engaged the Manager to provide additional management services.

The consolidated financial statements include the accounts of CharterMac and four subsidiary statutory trusts which it controls: CM Holding Trust, CharterMac Equity Issuer Trust, CharterMac Origination Trust I and CharterMac Owner Trust I, and one wholly-owned corporation, CM Corp. CM Corp. owns 80% of PW Funding Inc. ("PWF"), which is also included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

The accompanying interim financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

The consolidated financial statements of the Company are prepared using the accrual method of accounting in conformity with GAAP, which requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's investments in Revenue Bonds, mortgage servicing rights ("MSRs") and interest rate derivatives.

On December 18, 2002, the Company announced it had entered into an agreement to acquire 100% of the ownership interests in and substantially all of the businesses operated by Related (other than specific excluded interests). The acquisition will enable the Company to terminate its outside management agreement with the Manager and to become an internally-managed company.

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Significant Accounting Policies
-------------------------------

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

Because Revenue Bonds have a limited market, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Manager. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

Occasionally, the Company has advanced funds to owners of certain Underlying Properties in order to preserve the underlying asset due to difficulties including construction completion, past due real estate taxes and/or deferred maintenance. Such advances are typically secured by promissory notes and/or second mortgages and are carried at cost less a valuation allowance as may be periodically deemed appropriate. In some cases, an actual note was issued which was recorded as a separate note receivable. In each of these instances, the ability of the borrower to repay was examined and appropriate allowances were established. At March 31, 2003, each of these notes was fully reserved. Alternatively, when a cash advance is made, the Company establishes a contra-income account, which was reduced as cash payments for interest income were received. The Company currently has no outstanding advances that utilize this method.

Other Investments

Other investments include the following items:

     Investment in ARCap - The Company's preferred equity investment in ARCap Investors, L.L.C. ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies.

     Guaranteed Investment Contracts - The Company, through PWF, is participating in the Fannie Mae "Guaranteed Investment Agreement Rate Lock Loan Financing" program for properties which are in the construction phase. Under this program, Fannie Mae commits to a fixed interest rate on a permanent loan, which will be closed at the completion of the construction phase of the project. The rate lock forward commitment provided by Fannie Mae exists for a maximum

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


     period of twenty-four months. Fannie Mae loans the Company the amount of the future permanent loan, which is required to be deposited in a guaranteed investment contract during the construction phase. In exchange for such loan, the Company issues Fannie Mae a promissory note whose interest will be paid from the interest on the guaranteed investment contract and the negative arbitrage paid by the borrower. The interest rate on the note will be equivalent to the fixed rate committed to on the permanent loan. At the close of the construction phase, the Company will unwind the guaranteed investment contract to repay the note to Fannie Mae. The Company will originate the permanent loan to the borrower at the rate locked amount, which will be subsequently purchased from the Company by Fannie Mae. The Company has commitments from Fannie Mae under this program of approximately $5.3 million as of March 31, 2003.

     Temporary Investments - Temporary investments may consist of puttable floating option tax-exempt receipts, short-term senior securities which bear interest at a floating rate that is reset weekly and other short-term investments that generate tax-exempt and taxable interest income. These investments are recorded at cost which is equal to market value.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks and investments in short-term instruments with an original maturity of three months or less. Certain amounts of cash and cash equivalents are restricted and serve as additional collateral for borrowings under securitizations.

Mortgage Banking Activities

PWF is an approved seller/servicer of multifamily mortgage loans for Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae"). For Fannie Mae, PWF is approved under the Delegated Underwriting and Servicing ("DUS") program. Under DUS, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire the mortgage loan based upon PWF's underwriting and PWF agrees to bear a portion of the risk of potential losses in the event of a default. Fannie Mae commitments may be made to acquire the mortgage loan for cash or in exchange for a mortgage backed security backed by the mortgage loan. As a Program Plus lender for Freddie Mac, Freddie Mac agrees to acquire for cash from PWF loans for which PWF has issued commitments. Ginnie Mae agrees to exchange FHA-insured mortgages originated by PWF for Ginnie Mae securities.

Mortgage loans originated for Fannie Mae, Freddie Mac or Ginnie Mae are closed in the name of PWF and PWF uses corporate cash obtained by borrowing from a warehouse lender to fund the loans. Approximately a week to a month following closing of a loan, loan documentation and an assignment are delivered Fannie Mae, Freddie Mac or Ginnie Mae, or a document custodian on its behalf, and the cash purchase price or mortgage backed security is delivered to PWF. Cash is used to repay warehouse loans and mortgage backed securities are sold pursuant to prior agreements for cash which is used to repay warehouse loans. PWF also underwrites and originates multifamily and commercial mortgages for insurance companies and banks.

PWF receives a fee ranging from 50bps to 100bps for its underwriting and origination services, included in mortgage servicing fees in the Consolidated Statements of Income. Neither the Company nor PWF retains any interest in any of the mortgage loans, except for mortgage servicing rights and certain liabilities under the loss-sharing arrangement with Fannie Mae.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Since the inception of the Fannie Mae DUS product line in 1988, PWF has closed over $2.9 billion of mortgage loans. At March 31, 2003, PWF serviced Fannie Mae loans of approximately $1.9 billion and had received commitments from Fannie Mae on two loans totaling approximately $11.7 million. A substantial portion of the underlying properties subject to these mortgages are located in California. PWF also services loans with face values of approximately $108.4 million under other Fannie Mae non-risk sharing programs. As of March 31, 2003, PWF serviced approximately $375.3 million of loans under the FHA 223(f), 232, and 242 Programs, of which approximately $129.1 million had GNMA securities outstanding. At March 31, 2003, PWF serviced approximately $613.7 million of Freddie Mac loans in its portfolio. A substantial portion of the underlying properties subject to these mortgages are located in New Jersey. At March 31, 2003, PWF serviced approximately $165.2 million of loans made on behalf of banks or insurance companies in its portfolio. The Company does not hold any of the mortgages serviced by PWF.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the MSRs retained based on their relative fair value. MSRs are being carried at their adjusted cost basis. MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

SFAS No. 140 also requires an entity to record the impairment of MSRs based on the difference between the carrying amount of the MSRs and their current fair value. Impairment of MSRs is recognized in the Consolidated Statements of Income during the applicable period through additions to a valuation allowance. The amount of impairment recognized is the amount by which the capitalized MSRs exceed their fair value. Subsequent to the initial measurement of impairment, the valuation allowance is adjusted to reflect changes in impairment. Fair value in excess of the amount capitalized as MSRs (net of amortization), however, is not recognized. For the purpose of evaluating and measuring impairment of capitalized MSRs, the Company stratifies those rights based on the predominant risk characteristics of the underlying loans. The Company maintains an allowance for loan losses for loans originated by PWF under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. This reserve was approximately $4.5 million and $4.3 million at March 31, 2003 and December 31, 2002, respectively.

Loss reserves are only recorded for loans for which PWF has a potential loss obligation, i.e., DUS loans. The monthly amount of reserves recorded is initially a mechanical calculation - 25bp for each DUS loan. The level of the reserve is reviewed quarterly by PWF management to identify any significant misstatement.

On an annual basis, PWF utilizes the results of the current year's Financial Analysis of Operations to stratify the at-risk portfolio by debt service coverage ("DSC"). The entire DUS portfolio is used, including loans that have been closed but are not yet settled.

The totals in each DSC category are multiplied by a default percentage and then further by an expected loss percentage to result in the minimum required reserve. The default percentage is an estimate made by management; it has an inverse relationship with the DSC (the higher the DSC, the lower the default percentage). The expected loss percentage is also a

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


management estimate, but it is based upon the actual loss experience of the company. Historically, for Level 1 loans, (see Note 7), the average loss size has been approximately 11%. The expected loss percentages are distributed so that a loan with a DSC just under the origination minimum (1.25 DSC) will have an expected loss percentage equal to this historical average. Lower DSC loans are anticipated to have higher losses since it is likely that the properties are performing below expectations, that PWF has made significant advances, and that the appraisal will be lower for loss calculation purposes.

In order to test the adequacy of the reserve resulting from the above calculation, PWF performs sensitivity analysis to develop a "worst case" scenario. In this analysis, the default percentages are raised dramatically for low DSC loans. In fact, any loan below 1.0 DSC is assumed to have a default percentage of 100%. Only those loans with a DSC above 1.3 are not changed from the original set of assumptions. This "worst case" scenario provides a ceiling for the reserve.

Based upon the annual calculation of reserves and the "worst case" scenario developed above, management, determines the appropriate amount of reserves to be recorded.

In using this valuation model, the Company incorporated assumptions that market participants would use in estimating future net servicing income. The Company estimates the term of servicing for each loan by assuming that servicing would not end prior to the yield maintenance date, at which point the prepayment penalty expires. The Company provides an estimated default amount to be deducted in each year based on the borrower's debt service ratio. The debt service ratio is a measurement of the amount of excess cash flow a borrower has to make monthly mortgage payments. Purchased MSRs are measured initially at the price paid, which approximates fair value At March 31, 2003, the Company has not provided for impairment on any MSRs.

Revenue Recognition

The Company derives its revenues from a variety of investments and guarantees, summarized as follows:

     Interest Income from Revenue Bonds - Interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured. Participating interest is recognized when received. Interest income from Revenue Bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts. Certain construction Revenue Bonds carry a higher interest rate during the construction period, which declines to a lower rate for the balance of the term. In these cases, the Company calculates the effective yield on the Revenue Bond and uses that rate to recognize interest over the life of the bond.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


     Credit Enhancement and Guarantee Fees - The Company receives fees for providing credit enhancement and guaranteed yields. The credit enhancement fees are received monthly and recognized in other income when received. The guarantee fees are deferred and recognized in other income on a prorata basis over the guarantee period.

     Mortgage Banking Fees - PWF fees earned for arranging financings under the FNMA DUS product line as well as Freddie Mac, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan is fixed.

     Mortgage Servicing Fees - PWF receives fees for servicing the loans it has originated. This income is recognized on an accrual basis.

Deferred Costs

Fees paid to the Manager (see Note 5) for its activities performed to originate Revenue Bonds, including their evaluation and selection, negotiation of mortgage loan terms, coordination of property developers and government agencies, and other direct expenditures of acquiring or investing in Revenue Bonds, are capitalized and amortized as a reduction to interest income over the terms of the Revenue Bonds. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the Revenue Bonds are charged to operations.

Costs incurred in connection with the Company's TOP, such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight-line method over 10 years, which approximates the average remaining term to maturity of the Revenue Bonds in this program.

Costs incurred in connection with the issuance of cumulative preferred shares of subsidiary, such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight line method over the period to the mandatory repurchase date of the shares, approximately 50 years. Costs incurred in connection with the issuance of Convertible CRA Shares, such as legal, accounting, documentation and other direct costs, have been accounted for as an offset to beneficial owners' equity of such shares.

Financial Risk Management and Derivatives

The Company has entered into two interest rate swaps, an interest rate cap and two forward commitments, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The Company designated the two interest rate swaps as cash flow hedges on the variable interest payments in the floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. These hedges have been highly effective, so there has been no ineffectiveness included in earnings. The interest rate cap, although designed to mitigate the Company's exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income. The two forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the Revenue Bonds and will be recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded.

Fair Value of Financial Instruments

As described above, the Company's investments in Revenue Bonds, its MSRs and its liability under the interest rate derivatives are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at March 31, 2003 and December 31, 2002.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Income Taxes

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

New Pronouncements
------------------

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria of extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The revision of SFAS No. 4 became effective January 2003. The implementation of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has entered into one credit enhancement transaction and two yield guarantee transactions. The fee for the credit enhancement transaction is received monthly and recognized as income when due. The fee for the first yield guarantee transaction was received in advance, was deferred and is being amortized over the guarantee period. The Company believes that the fees received approximate the fair value of the obligations undertaken in issuing the guarantees; therefore, for any such similar transactions entered into after December 31, 2002, the Company will record the fair market value of the guarantee, when entered into.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB statement No. 123. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation. Because the Company currently accounts for its share options using the fair value method, implementation of this statement did not have an impact on the Company's consolidated financial statements. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and is effective for contracts entered into or modified after June 20, 2003. The Company is currently evaluating the impact that this Statement may have on its financial position and results of operations.

NOTE 2 - Revenue Bonds

Total interest income from Revenue Bonds, including participating interest, for the three months ended March 31, 2003 and 2002, were 6.99% and 8.02% based on weighted average face amounts of approximately $1,501,876,963 and $1,142,812,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at March 31, 2003 and December 31, 2002 was $1,461,224,032 and $1,484,202,610,
respectively. The net unrealized gain on Revenue Bonds in the amount of $90,583,968 at March 31, 2003 consisted of gross unrealized gains and losses of $98,640,060 and $8,056,092, respectively. The net unrealized gain on Revenue Bonds of $95,387,390 at December 31, 2002 consisted of gross unrealized gains and losses of $100,964,090 and $5,576,700, respectively.

The following is a table reflecting the maturity dates of the Company's Revenue Bonds.

(Dollars In                     Outstanding                          Fair
 thousands)                     Bond Amount                          Value
--------------------------------------------------------------------------------

 Due in less than
 one year                   $       10,117                       $      11,480
 Due between one
 and five years                     38,979                              36,727
 Due after five
 years                           1,424,131                           1,503,601
--------------------------------------------------------------------------------
        Total               $    1,473,227                       $   1,551,808
--------------------------------------------------------------------------------

All of the Company's Revenue Bonds have fixed interest rates.

2003 Transactions
-----------------

During the three months ended March 31, 2003 the Company did not acquire any new Revenue Bonds, but did advance additional funds of approximately $3,050,000 to Revenue Bonds which were previously acquired.

During the three months ended March 31, 2003, two Revenue Bonds were repaid. The Company received net proceeds of approximately $19.0 million. The bonds had a carrying value of approximately $19.4 million, resulting in a loss of approximately $412,000.

During the second quarter of 2001, the borrowers of Lexington Trails failed to make the regular interest payments. As a result, the Company determined the bond was impaired, and wrote down the bond to its estimated fair value of approximately $5.5 million and took a loss on impairment of $400,000. During the fourth quarter of 2001, the Company caused the trustee, for the benefit of the Company, to foreclose on the underlying property. Negotiations for the sale of the underlying property began during the fourth quarter of 2002 at a sales price of approximately $4.5 million and the Company wrote this bond down to its fair value of $4.5 million in the fourth quarter of 2002, taking a loss of $932,000. In May 2002, the Company entered into a contract with an unaffiliated third party, to sell the underlying property securing the Lexington Trails Revenue Bond for a sales price of approximately $4.5 million. The Company expects the sale transaction to be completed,

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


however, there can be no assurance that the Company will complete the transaction.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:


                                                  (Dollars in Thousands)
                                               March 31,        December 31,
                                                 2003               2002
                                          -----------------  -----------------

Deferred bond selection costs (1)            $  34,873          $  34,810
Deferred financing costs                         8,320              8,030
Deferred costs relating to the
  issuance of preferred shares of
  subsidiary                                    10,445             10,445
Deferred costs relating to acquisition
  of Related                                     3,334              2,483
Other deferred costs                             1,376              1,376
                                              --------           --------
                                                58,348             57,144

Less: Accumulated amortization                  (9,468)            (8,451)
                                              --------           --------
                                             $  48,880          $  48,693
                                              ========           ========


(1) This primarily represents the 2% bond selection fee paid to the Manager (see Note 5).

NOTE 4 - Goodwill and Intangible Assets

The Company adopted SFAS 141 on July 1, 2001 and SFAS 142, on January 1, 2002. The Company has determined that the amounts previously capitalized as goodwill relating to the initial formation of the Company and to the merger of American Tax Exempt Bond Trust, meet the criteria in SFAS 141 for recognition as intangible assets apart from goodwill, and accordingly will continue to be amortized over their remaining useful lives, subject to impairment testing.

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

During 2002 and the three months ended March 31, 2003, the Company, pursuant to the original acquisition agreement, paid approximately $3.6 million in "true-up" payments representing payments due to the original PWF stockholders which was recorded as additional goodwill during the fourth quarter of 2002 . These true-up payments were based on i) the increase in the value of MSRs due to certain loans closing, ii) positive changes between the audited balance sheet used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and iv) forward conversions of loans previously committed. The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


The following table provides further information regarding the Company's intangible assets:

                                                (Dollars in Thousands)


                                     Identifiable
                                        Other
                                      Intangible         PWF
                                        Assets         Licenses       Total
                                     -------------     --------       -----


Balance at March 31, 2003             $  4,427         $  8,639       $  13,066

Accumulated Amortization                (1,867)               -          (1,867)
                                        ------          -------          ------

Net balance at March 31, 2003         $  2,560         $  8,639       $  11,199
                                       =======          =======        ========

Amortization Expense for the
three months ended March 31, 2003     $    118         $      -       $     118
                                       =======          =======        ========

Estimated amortization
expense per year
for next five years                   $    472         $      -       $     472
                                       =======          =======        ========


The amortization is included as a reduction to Revenue Bond interest income.

The amount indicated as goodwill in the accompanying consolidated financial statements as of March 31, 2003 is related to the acquisition, on December 31, 2001 of PWF. This amount represents goodwill under SFAS 142, and therefore, is not being amortized. In accordance with SFAS 142, the Company tested this goodwill for impairment during the fourth quarter of 2002 and determined there was no impairment.

NOTE 5 - Related Party Transactions

The Manager is entitled to subcontract its obligations under the Management Agreements to an affiliate. In accordance with the foregoing, the Manager has assigned its rights and obligations to Related.

Pursuant to the terms of the Management Agreements, the Manager is entitled to receive the fees and other compensation set forth below:

Fees/Compensation *      Amount
-----------------        ------

Bond Selection Fee       2.00% of the face amount of each asset invested in or
                         acquired by CharterMac or its subsidiaries.

Special                  0.375%  per  annum  of the total  invested  assets of
Distributions/           CharterMac or its subsidiaries.
Investment
Management Fee

Loan                    0.25% per  annum based on the outstanding face amount of
Servicing Fee           revenue bonds and other investments owned by  CharterMac
                        or its subsidiaries.

Operating Expense       For    direct    expenses  incurred   by   the   Manager
Reimbursement           in an amount not to exceed  $950,978 per annum  (subject
                        to increase based on increases in CharterMac's and its subsidiaries' assets and to annual increases based upon increases in the Consumer Price Index).

Incentive Share         The Manager may  receive  options to acquire  additional
Options                 Common Shares  pursuant to the Share Option Plan only if
                        CharterMac's  distributions  in any year exceed  $0.9517
                        per Common Share and the  Compensation  Committee of the
                        Board of  Trustees  determines  to grant  such  options.
                        Liquidation  Fee 1.50% of the gross  sales  price of the
                        assets  sold  by  CharterMac   in   connection   with  a
                        liquidation of CharterMac assets supervised by the Manager.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


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


The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three months ended March 31, 2003 and 2002 were as follows:


                                                           Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                         (Dollars in thousands)
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------

Bond selection fees                                     $      --      $    568
Special distribution/Investment Management fee              1,483         1,088
Bond servicing fees                                         1,015           766
Expense reimbursement                                         233           309
                                                         --------       -------
                                                        $   2,731      $  2,731
                                                         ========       =======


Certain of the Revenue Bonds held by the Company are supported by various guarantees including, but not limited to, construction and operating guarantees from affiliates of the Manager.

During the quarter ended September 30, 2002, the Company agreed to back up a primary guarantor's obligation to guarantee an agreed-upon internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. ("RCGCP"). RCGCP is a fund sponsored by Related, which is an affiliate of the Manager. The Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by The Related Companies, L.P. ("TRCLP"), an affiliate of Related. If the Company's acquisition of Related is completed, then this guarantee will no longer be in force.

In connection with the refinancing of River Run, the general partners of which are affiliates of the Manager, the Company entered into an agreement which allows the Revenue Bond to be put to the Company should the owner of the underlying property default on the bond. The Company, in turn, entered into agreements which allow the Company to put the bond to the general partners. The Company's put right is secured by collateral assignments of the general partners' partnership interests in the limited partnership which owns the underlying property.

The Company has entered into a credit enhancement transaction with Merrill Lynch Capital Services ("MLCS"). TRCLP has provided the Company with an indemnity covering 50% of any losses incurred by the Company.

NOTE 6 - Earnings Per Share

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is calculated by dividing income allocated to Common and Convertible CRA Shareholders ("Shareholders") by the weighted average number of Common and Convertible CRA Shares outstanding during the period. The Convertible CRA Shares are included in the calculation

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


of shares outstanding as they share the same economic benefits as Common Shares, including payment of the same dividends per share as Common Shares. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

Pursuant to the Company's Trust Agreement and the Management Agreements with the Manager, the Manager is entitled, in its capacity as the general partner of the Company, to a special distribution equal to .375% per annum of the Company's total invested assets (which equals the face amount of the Revenue Bonds and other investments), payable quarterly. Income is allocated first to the Manager in an amount equal to the special distribution. The net remaining profits or losses, after a special allocation of .01% to the Manager, are then allocated to shareholders in accordance with their percentage interests.

During the quarter ended September 30, 2002, the Company issued 40,000 options at a strike price of $17.56. These options vest equally, in thirds, in September 2003, 2004 and 2005 and expire in 10 years. These options were antidilutive for the three months ended March 31, 2003, so were not taken into account in the calculation of diluted shares.


                                                 (Dollars in thousands)
                                           Three Months Ended March 31, 2003
                                      ------------------------------------------
                                        Income           Shares        Per Share
                                       Numerator       Denominator *    Amount
                                      -----------      ------------    ---------
Net income allocable to share-
  holders (Basic EPS)                     16,494        45,013,292     $     .37
                                                                        ========
  Effect of dilutive securities
   168,136 stock options                      --            57,303
                                      ----------        ----------
Diluted net income allocable to
  shareholders (Diluted EPS)              16,494        45,070,595     $     .37
                                      ==========        ==========      ========


                                                 (Dollars in thousands)
                                           Three Months Ended March 31, 2003
                                      ------------------------------------------
                                        Income           Shares        Per Share
                                       Numerator       Denominator *    Amount
                                      -----------      ------------    ---------
Net income allocable to share-
  holders (Basic EPS)                 $  17,559          38,781,464    $     .45
                                                                        ========
  Effect of dilutive securities
   228,262 stock options                       -            64,521
                                      ----------        ----------
Diluted net income allocable to
  shareholders (Diluted EPS)          $   17,559        38,845,985      $    .45
                                      ==========        ==========      ========


* Includes Common and Convertible CRA Shares.

NOTE 7 - Commitments and Contingencies

Litigation

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a materially adverse impact on the Company's financial position, results of operations or cash flows.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Mortgage Banking Activities

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

The DUS program is Fannie Mae's principal loan program. Under the Fannie Mae DUS Product Line, the Company, through PWF, originates, underwrites and services mortgage loans on multifamily residential properties and sells the project loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III. At March 31, 2003, all of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae bears any remaining loss.

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

The Company maintains an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At March 31, 2003, that reserve was approximately $4.5 million, which the Company believes represents its maximum liability at this time. Unlike loans originated for Fannie Mae, The Company does not share the risk of loss for loans PWF originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

PWF maintains, as of March 31, 2003, treasury notes of approximately $5.0 million and a money market account of approximately $400,000, which is included in restricted cash and securities in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $5.4 million.

Due to the nature of PWF's mortgage banking activities, PWF is subject to supervision by certain regulatory agencies. Among other things, these agencies require PWF to meet certain minimum net worth requirements, as defined. PWF met these requirements for all agencies, as applicable, as of March 31, 2003.

At March 31, 2003, PWF had commitments to lend approximately $44.1 million to twelve borrowers.

Credit Enhancement Transaction

In December 2001, the Company completed a credit enhancement transaction with Merrill Lynch

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


Capital Services, Inc. ("MLCS"), as described above. Pursuant to the terms of the transaction, CM Corp. assumed MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans. The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the $46.9 million first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as security therefore, has posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. The Company's maximum exposure under the terms of this transaction is approximately $23.5 million.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of March 31, 2003, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty. Should the Company's analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Fees related to the credit enhancement transaction for the three months ended March 31, 2003, included in other income, was approximately $312,000. Income is recognized monthly as the fees are received.

Yield Guarantee Transaction

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

To mitigate risk, the Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by TRCLP. If the Company's acquisition of Related is completed, then this guarantee will no longer be in force. As of December 31, 2002, TRCLP had a GAAP net worth of approximately $175.0 million with liquid assets of approximately $70.1 million. In addition, the developers of each of the properties have also been required to give recourse completion, stabilization and operating deficit guarantees. TRCLP has also agreed, if needed, after construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

Bond Forward Transactions

During December 2002, the Company entered into two transactions related to two properties, Coventry Place and Canyon Springs. Pursuant to the terms of these transactions, the Company will provide credit support to the construction lender for project completion and Fannie Mae permanent

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


loan conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert. Up until the point of completion, the Company will guaranty the construction lender reimbursement of any draw on its construction letter of credit up to 40% of the stated amount of the letter of credit. Following completion, up until the project loan converts to permanent loan status, the Company will guarantee the full amount of the letter of credit. The developer has also issued several guarantees to the construction lender, each of which would be called upon before the Company's guarantees, and each of which would be assigned to the Company should its guarantees be called. Once the construction loans convert to permanent loans, the Company is obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any. The subordinated bonds will bear interest at 10%. Under FNMA guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

The Company's maximum exposure, related to these two transactions, is 40% of the stated amount of the letter of credit of approximately $27 million.

Also, during December 2002, the Company entered into two transactions related to properties known as Auburn Glenn and Cottonwood. Pursuant to the terms of the transactions, a third party, unrelated lender will advance funds to the developers, as needed, at a floating rate. At the completion of construction, the Company is obligated to acquire the permanent Revenue Bonds at a predetermined price and interest rate. The two forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the Revenue Bonds, and will be recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded. The Revenue Bonds are expected to be $18.8 million for Auburn Glenn and $12.4 million for Cottonwood, which together represents the Company's maximum liability.

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

The average BMA rates for the three months ended March 31, 2003 and 2002, were 1.07% and 1.27%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

At March 31, 2003, these two interest rate swaps were recorded as a liability with a combined fair market value of approximately $4.96 million, included in interest rate derivatives on the consolidated balance sheets. Interest paid or payable under the terms of the swaps, of approximately $884,000, is included in interest expense.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate the Company's exposure to rising interest rates, the Company has not designated this interest rate cap as a hedging derivative. At March 31, 2003, this interest rate cap was recorded as an asset with a fair market value of $27,316 included in interest rate derivatives in the Consolidated Balance Sheets. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income, in the amount of $33,738 for the three months ended March 31, 2003.

NOTE 9 - Dividends and Restricted Assets

CharterMac may not receive any distributions from its subsidiary, Equity Issuer, until Equity Issuer has either paid all accrued but unpaid distributions related to its preferred shares, or in the case of the next following distribution payment date, set aside funds sufficient for payment. The distributions related to the preferred shares are payable only from Equity Issuer's quarterly net income, defined as the tax-exempt income (net of expenses) for the particular calendar quarter. Equity Issuer is required, under the terms of its preferred share issuance, to meet certain leverage ratios calculated as its total obligations divided by the gross fair value of investments. This could limit the ability of Equity Issuer to distribute cash or Revenue Bonds to the Company or to make loans or advances to the Company.

Equity Issuer and its subsidiaries hold Revenue Bonds which at March 31, 2003, had an aggregate par amount of approximately $1.03 billion that serve as collateral for securitized borrowings or are securitized. The total securitized borrowings at March 31, 2003 were approximately $671 million. Equity Issuer's net assets at March 31, 2003 were approximately $761 million.

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

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Segment reporting is applicable beginning with the acquisition of PWF on December 31, 2001; prior to December 31, 2001, all of the Company's operations were attributable to the investing segment. Of the total assets for the Company at March 31, 2003 and December 31, 2002, approximately $1.72 billion and $1.73 billion, respectively, are attributable to the investing segment and approximately $111 million and $124 million, respectively, are attributable to the operating segment.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


The following table provides more information regarding the Company's segments:



                                                Three Months Ended                      Three Months Ended
                                                   March 31, 2003                         March 31, 2002
                                           ----------------------------------------------------------------------

(Dollars in thousands)                     Investing     Operating     Total     Investing    Operating     Total
----------------------                     ---------     ---------     -----     ---------    ---------     -----

Revenues                                   $  27,884      $  4,037     $ 31,921  $ 23,943     $   4,860     $ 28,803
Interest Revenues                             26,550           718       27,268    23,357         1,351       24,708
Interest Expense                               3,562           254        3,816     3,488           503        3,991
Depreciation and
 Amortization expense                            316         1,371        1,687       240         2,000        2,240
Equity in the income
 of investees
 accounted for under
 the equity method                                28            --           28       302            --          302
Income tax expense or benefit                 (1,873)         (103)      (1,976)       --           181          181
Net Income                                    17,769           138       17,907    17,614         1,210        18,824

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE 11 - Warehouse Facility

On March 31, 2003, the Company entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc. and Wachovia Securities, Inc. (the "Facility"). The Facility has a built in accordion feature allowing up to a $25 million increase for a total of $100 million and a term of two years, plus a one year extension at the Company's option. The Facility bears interest at either 31, 60, 90, or 180-day reserve adjusted LIBOR, or prime plus .25%, at the Company's option.

NOTE 12 - PWF Acquisition

As part of the PWF acquisition, the purchase agreement provided that CharterMac has the right to purchase the remaining 20% of PWF shares of stock within the 37 months following the close of the acquisition, (the "Call Option"). The agreement also gives the owners of the remaining 20% of PWF's shares of stock the right to put those shares to CharterMac (the "Put Option"), within the 34 months following the close of the acquisition. The Company considers these two options to be a single unit (a forward contract), due to the fact the Put Option and Call Option were entered into at the same time, have the same counter parties, have the same risk, and could have been accomplished in a single transaction. The price at which the shares of stock are to be repurchased is based on many factors, determined in the future including the performance of the underlying revenues of PWF, the value of PWF's servicing portfolio and other factors which are not currently determinable. The Company determined the forward contract should not be recorded until the contract is settled and the associated shares transferred to the Company. During the period of the forward contract, the Company will allocate subsidiary income or loss to the minority interest on a pro-rata basis, determined by its ownership percentage.

NOTE 13 - Subsequent Events

On April 1, 2003, the Company closed on its sale of Tax-Exempt Multi-Family Housing Trust Certificates Series 2003A (the "Trust"). Pursuant to the terms of the Trust, the Company contributed 19 fixed-rate, tax-exempt multifamily housing and senior housing Revenue Bonds collateralized by 16 different properties totaling approximately $196.8 million in aggregate principal into a trust out of which was sold $100 million in Class A Certificates to various institutional investors. A wholly-owned indirect subsidiary of CharterMac retained the subordinated Class B Certificates totaling approximately $96.8 million. CharterMac has agreed that it will hold the Class B Certificates until the Trust is terminated. The Class A Certificates will accrue interest at the fixed rate of 3.25% per annum for two years. Distributions to the Class A Certificate holders are expected to be made on the 15th day of each month, commencing on May 15, 2003. The Class A Certificates will be subject to mandatory tender for purchase at a price equal to the outstanding Certificate Balance thereof plus accrued interest thereon on March 15, 2005. If CharterMac does not exercise its option to terminate the Trust on March 15, 2005, the Class A Certificates will be subject to remarketing. The Class A Certificates will be subject to mandatory tender for purchase and cancellation on the Final Distribution Date from proceeds of the liquidation of the bonds on March 15, 2007. This financing arrangement will be accounted for as a secured borrowing.

Subsequent to March 31, 2003, CharterMac has acquired twelve Revenue Bonds with a total aggregate face amount of approximately $53.1 million, secured by 1,013 multifamily units.

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

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm, because the Manager is able to utilize Related's resources and relationships in the multi-family affordable housing finance industry to source potential borrowers of Revenue Bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multi-family owners and developers for over 30 years. According to the 2001 National Multi Housing Council survey, Related is the second largest owner of apartments in the United States.

The Company, through its wholly-owned subsidiary CharterMac Corporation ("CM Corp."), acquired 80% of the outstanding capital stock of PW Funding, Inc. ("PWF"). As a result of the acquisition of PWF, the Company has diversified the range of its investment products and is able to offer developers fixed and floating rate tax-exempt and taxable financing through Fannie Mae, Freddie Mac and FHA for affordable and market rate multi-family properties. Combining this with the Company's core business of investing in Revenue Bonds and its affiliation with Related, the Company is able to provide developers with financing for all aspects of their property's capital structure. In addition, the Company has diversified its revenues with a fee business that may grow in value over time and is expected to insulate the Company from the vagaries of the capital markets.

On January 14, 2002, the Company announced that its Board of Trustees had formed a special committee to explore strategic alternatives for the Company's future management structure, including internalization of management, and ways to further diversify the Company's revenue sources. The special committee consists of the independent members of the Board of Trustees, Peter T. Allen, Arthur P. Fisch and Charles L. Edson. On December 18, 2002, the Company announced it had entered into an agreement to acquire 100% of the ownership interests in and substantially all of the businesses operated by Related (other than specific excluded interests). The acquisition will enable the Company to terminate its outside management agreement with the Manager and to become an internally-managed company.

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

     The Contingent Payment - $128 million of additional SCUs (the "Contingent Payment SCUs"), based on 7.73x Related's adjusted audited earnings before interest, taxes, depreciation and amortization, as well as certain other adjustments, for the year ended December 31, 2002. The Contingent Payment SCUs are expected to be issued at the same price as the Initial Payment SCUs, subject to a 17.5% symmetrical collar.

In connection with the acquisition, CharterMac will establish a restricted share award plan and will broadly issue to employees of Related, other than the Related Principals, at least $15 million of CharterMac Common Shares and, at the option of the Related Principals, up to $20.2 million, in which event the Contingent Payment payable to the Related Principals will be reduced by the amount by which the value of the Common Shares issued exceeds $15 million. Following the completion of the acquisition, TRCLP's economic interest in CharterMac will equal approximately 17.7% and management and Related Principals (other than TRCLP) economic interest in CharterMac will equal approximately 8.7%.

On February 28, 2003, the Company filed a preliminary proxy regarding this proposed acquisition and has received comments from the SEC. On May 8, 2003, the Company filed a revised proxy with the SEC.

Results of Operations
---------------------

Interest income from Revenue Bonds increased approximately $3.3 million for the three months ended March 31, 2003 as compared to 2002. This increase was primarily due to an increase in interest income of approximately $7.2 million from new Revenue Bonds acquired during 2002, partially off-set by a decrease in interest income due to the sale or repayment of Revenue Bonds of approximately $3.1 million and a decrease in participating interest.

Total revenues for the three months ended March 31, 2003, increased by approximately $3.1 million including the increases in interest income from Revenue Bonds noted above, increases in mortgage servicing fees and other income offset by a decrease of approximately $700,000, investment in mortgage banking fees due to lower origination volume.

General and administrative expenses increased approximately $440,000 for the three months ended March 31, 2003 as compared to 2002 primarily due to an increase in stock based compensation to PWF employees, mostly offset by decreases in other forms of compensation to PWF employees.

Amortization decreased approximately $553,000 for the three months ended March 31, 2003 primarily due to a decrease of amortization of MSRs at PWF, primarily due to the write-off of the remaining MSR asset for loans that paid-off prior to their term expiration.

Income allocated to preferred shareholders of subsidiary for the three months ended March 31, 2003 increased approximately $960,000 due to the preferred offerings consummated on June 4, 2002.

During the three months ended March 31, 2003, the Company recorded a benefit for income taxes of approximately $1,976,000, relating to a decrease in the provision for income taxes.

During the three months ended March 31, 2003, the Company recognized a net loss on repayments of Revenue Bonds of approximately $412,000, versus a gain of approximately $3.8 million for 2002, due to the number and size of Revenue Bonds repaid or sold. Additionally, during the three months ended March 31, 2003, the Company recognized gains on sales of loans of approximately $2.1 million versus approximately $3.3 million for 2002, relating to PWF's origination activities.

Liquidity and Capital Resources
-------------------------------

The Company has primarily used two sources of capital: collateralized debt securitization and various types of equity offerings to fund its investments and facilitate growth.

On March 31, 2003, the Company entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc. and Wachovia Securities, Inc. (the "Facility"). The Facility has a built- in accordion feature allowing up to a $25 million increase for a total of $100 million and a term of two years, plus a one- year extension at the Company's option. The Facility bears interest at either 31, 60, 90, or 180-day reserve adjusted LIBOR, or prime plus .25%, at the Company's option.

On April 1, 2003, the Company closed on its sale of Tax-Exempt Multi-Family Housing Trust Certificates Series 2003A (the "Trust"). Pursuant to the terms of the Trust, the Company contributed 19 fixed-rate, tax-exempt multifamily housing and senior housing revenue bonds collateralized by 16 different properties totaling approximately $196.8 million in aggregate principal into a trust out of which was sold $100 million in Class A Certificates to various institutional investors. A wholly-owned indirect subsidiary of CharterMac retained the subordinated Class B Certificates totaling approximately $96.8 million. CharterMac has agreed that it will hold the Class B Certificates until the Trust is terminated. The Class A Certificates will accrue interest at the fixed rate of 3.25% per annum for two years. Distributions to the Class A Certificate holders are expected to be made on the 15th day of each month, commencing on May 15, 2003. The Class A Certificates will be subject to mandatory tender for purchase at a price equal to the outstanding Certificate Balance thereof plus accrued interest thereon on March 15, 2005. If CharterMac does not exercise its option to terminate the Trust on March 15, 2005, the Class A Certificates will be subject to remarketing. The Class A Certificates will be subject to mandatory tender for purchase and cancellation on the Final Distribution Date from proceeds of the liquidation of the bonds on March 15, 2007.

During the three months ended March 31, 2003 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $19.7 million. The increase was primarily due to cash provided by operating activities of approximately $13 million, proceeds from the repayment of two Revenue Bonds of approximately $19.0 million, principal payments on Revenue Bonds of approximately $6.8 million and principal payments received from loans made to properties of approximately $7.4 million, partially offset by distribution payments of approximately $20.3 million, advances made to Revenue Bonds of approximately $3.1 million and an increase in mortgages receivable held at PWF of approximately $2.8 million.

In April 2003, distributions declared in March 2003 were paid to Preferred Shareholders as shown in the table below:


                                                                                          Liquidation
                                                                                             Value
                                        Dividend       Distribution        Total              per
Series                                    Rate           per Share      Distribution         share
------                                  --------       ------------     ------------      ------------

A                                         6.625%         $33,125        $1,490,625        $2,000,000
A-1                                       7.100%           8,875           426,000           500,000
A-2                                       6.300%           7,875           488,250           500,000
A-3                                       6.800%           8,500           510,000           500,000
B                                         7.600%           9,500         1,045,000           500,000
B-1                                       6.800%           8,500           314,500           500,000
B-2                                       7.200%           9,000           450,000           500,000



Also paid, during May 2003, were distributions of $14,642,929 ($.325 per share) to holders of common and convertible CRA shares, which were also declared in May.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Critical Accounting Policies
----------------------------

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2002 and in Note 1 of the footnotes of the accompanying financial statements. These critical accounting policies have not changed during 2003.

Acquisitions
------------

During the period January 1, 2003 through March 31, 2003, the Company did not acquire any new Revenue Bonds, but did advance additional funds to Revenue Bonds which were previously acquired totaling approximately $3.1 million.

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

Related Parties
---------------

The Company's day-to-day affairs are handled under the terms of the Management Agreements with the Manager.

The Company has invested in, and may in the future invest in, Revenue Bonds secured by properties in which either direct or indirect affiliates of Related own equity interests in the borrower. The Company's trust agreement contains a limitation, equal to 15% of total market value, on the aggregate amount of Revenue Bonds the Company may hold where the borrowers under such Revenue Bonds are either direct or indirect affiliates of Related and Related generally has a controlling economic interest.

In some cases, Related or its affiliates may own a partnership or joint venture interest merely to facilitate an equity financing on behalf of one of Related's investment funds. These instances are not considered in the above 15% limitation. This type of transaction with an affiliated borrower would be structured as a limited partnership as follows: the general partner would be an unaffiliated third party with a 1% general partnership interest and the 99% limited partner would itself be a limited partnership in which an affiliate of Related would own a 1% general partnership interest and one or more Fortune 500 companies would own a 99% limited partnership interest.

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

During the quarter ended September 30, 2002, the Company agreed to back up a primary guarantor's obligation to guarantee an agreed-upon internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. ("RCGCP"). RCGCP is a fund sponsored by Related, who is an affiliate of the Manager. The Company is the beneficiary of a guarantee against losses associated with construction and operating stabilization for each of the properties in RCGCP, which is capped at $15 million. The guarantee has been provided by The Related Companies, L.P. ("TRCLP"), an affiliate of Related. If the Company's acquisition of Related is completed, then this guarantee will no longer be in force.

In connection with the refinancing of River Run, the Company entered into an agreement which allows the Revenue Bond to be put to the Company should the owner of the underlying property default on the bond. The Company, in turn, entered into agreements which allow the Company to put the bond to the general partners of the owner who are affiliates of the Manager. The Company's put right is secured by collateral assignments of the general partners' partnership interests in the limited partnership which owns the underlying property.

The Company has entered into a credit enhancement transaction with Merrill Lynch Capital Services. TRCLP has provided the Company with an indemnity covering 50% of any losses incurred by the Company.

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

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on a notional amount of an additional $100 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in the event the BMA Municipal Swap Index rises. For the quarter ended March 31, 2003, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 2.08% and 2.0%, respectively, which does not include the effect of the Company's hedging activities.

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in the BMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged $521 million outstanding under these financing programs at March 31, 2003, the Company estimates that an increase of 1.0% in the BMA rate would increase interest expense and therefore decrease annual net income by approximately $5.2 million. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the Revenue Bonds.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt and taxable investments. Therefore, as market interest rates for tax-exempt and taxable investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, the Company projects, using the same methodology used to estimate the portfolio's fair market value under FAS 115, that a 1% increase in market rates for tax-exempt and taxable investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its March 31, 2003 value of $1,551,808,000 to approximately $1,364,862,000. A 1%
decline in interest rates would increase the value of the March 31, 2003 portfolio to approximately $1,803,163,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 2. Changes in Securities and Use of Proceeds - As previously disclosed, during the quarter ended June 30,2002, a subsidiary of the Company issued preferred shares for gross proceeds of approximately $55 million. The following disclosure supplements the disclosure made in the Company's Form 10Q for that period. These preferred shares were sold to qualified institutional investors under a Rule 144A private placement. The underwriter was Merrill Lynch and Co.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission  of Matters to a Vote of  Security  Holders -  None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits:

          Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

              The following Form 8-K's were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended March 31, 2003.

              Current report on Form 8-K relating to a press release issued by the Company reporting fourth quarter and year-end 2002 financial results, dated February 27, 2003.

              Current report on Form 8-K relating to the Company making available unaudited supplemental data regarding its operations for the quarter ended December 31, 2002, dated March 4, 2003.

              Current report on Form 8-K relating to hosting a conference call to discuss the Company's fourth quarter and year-end 2002 earnings, dated February 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  May 15, 2003                      By:
                                            -------------------------
                                            Stuart J. Boesky
                                            Managing Trustee, President
                                            and Chief Executive Officer




Date:  May 15, 2003                     By:
                                            -------------------------
                                            Stuart A. Rothstein
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  May 15, 2003                    By:/s/ Stuart J. Boesky
                                          --------------------
                                          Stuart J. Boesky
                                          Managing Trustee, President
                                          and Chief Executive Officer




Date:  May 15, 2003                    By:/s/Stuart A. Rothstein
                                          ----------------------
                                          Stuart A. Rothstein
                                          Chief Financial Officer and Chief
                                          Accounting Officer

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



Date: May 15, 2003                          By:
      ------------                             ----------------------
                                               Stuart J. Boesky
                                               Chief Executive Officer

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


Date: May 15, 2003                   By:/s/Stuart J. Boesky
      ------------                      ------------------
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



Date: May 15, 2003                        By:
      ------------                           ------------------------
                                             Stuart A. Rothstein
                                             Chief Financial Officer

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



Date: May 15, 2003                         By:/s/Stuart A. Rothstein
      ------------                            ----------------------
                                              Stuart A. Rothstein
                                              Chief Financial Officer