Form 10-Q
period 2003-06-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2003-08-14
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-------
EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                  ---------------------------------------------
         (Exact name of Registrant as specified in its Trust Agreement)



          Delaware                                              13-3949418
-------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                                  10022
--------------------------------------                               -----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------      ------


Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes    X     No
                                           ------      -------

                               PART I - FINANCIAL

Item 1.  Financial Statements


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         ============= ==============
                                                             June 30,   December 31,
                                                               2003        2002
                                                         ------------- --------------
                                                           (Unaudited)

ASSETS
Revenue bonds-at fair value                                 $1,677,287   $1,579,590
Other investments                                               39,963       44,096
Mortgage servicing rights                                       34,220       35,595
Cash and cash equivalents                                      108,459       55,227
Cash and cash equivalents-restricted                             5,603        5,257
Interest receivable - net                                        9,486        9,020
Promissory notes and mortgages receivable                       12,449       53,278
Deferred costs - net of amortization of $10,588 and $8,451      52,494       48,693
Goodwill                                                         4,857        4,793
Other intangible assets - net of amortization of
   $1,985 and $1,750                                            11,080       11,316
Other assets                                                     3,930        6,003
                                                             ---------    ---------

Total assets                                                $1,959,828   $1,852,868
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                   $  780,489  $   671,659
   Notes payable                                                63,108       68,556
   Interest rate hedges                                          4,493        5,504
   Accounts payable, accrued expenses and other liabilities     15,016       32,378
   Deferred income                                              10,600        8,998
   Due to Manager and affiliates                                 3,520        4,126
   Deferred tax liability                                        8,770       10,790
   Distributions payable                                        19,391       19,020
                                                             ---------    ---------

Total liabilities                                              905,387      821,031
                                                             ---------    ---------

Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                 273,500      273,500
                                                             ---------    ---------

Minority interest in consolidated subsidiary                     5,459        4,822
                                                             ---------    ---------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners' equity - convertible CRA share-
     holders (3,835,002 shares, issued and
     outstanding in 2003 and 2002, respectively)                58,510       58,174
   Beneficial owner's equity-manager                             1,128        1,126
   Beneficial owners' equity-other common shareholders
     (100,000,000 shares authorized; 41,303,661 issued
     and 41,295,261 outstanding and 41,168,618
     shares issued and 41,160,218 outstanding in
     2003 and 2002, respectively)                              609,643      604,496
   Treasury shares of beneficial interest (8,400 shares)          (103)        (103)
   Accumulated other comprehensive income                      106,304       89,822
                                                             ---------    ---------
Total shareholders' equity                                     775,482      753,515
                                                             ---------    ---------

Total liabilities and shareholders' equity                  $1,959,828   $1,852,868
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


                                                        =====================================      =================================
                                                                 Three Months Ended                        Six Months Ended
                                                                      June 30,                                 June 30,
                                                        -------------------------------------      ---------------------------------
                                                             2003                   2002                  2003            2002
                                                        -------------------------------------      ---------------------------------

Revenues:
     Interest income:
       Revenue bonds                                    $      26,925        $     22,025          $     53,175      $     44,945
     Other interest income                                        819               1,423                 1,656             3,048
       Promissory notes                                           100                 160                   281               323
     Mortgage banking fees                                      1,233               1,394                 2,174             3,862
     Mortgage servicing fees                                    2,240               2,009                 4,366             3,050
     Other income                                               1,891               1,049                 3,477             1,635
                                                         ------------         -----------           -----------       -----------

     Total revenues                                            33,208              28,060                65,129            56,863
                                                         ------------         -----------           -----------       -----------

Expenses:
     Interest expense                                           4,887               3,014                 8,703             7,005
     Recurring fees - securitizations                           1,019                 751                 1,982             1,478
     Bond servicing                                             1,047                 878                 2,062             1,644
     General and administrative                                 4,888               5,953                10,927            11,552
     Depreciation and amortization                              2,915               1,760                 4,602             4,000
                                                         ------------         -----------           -----------       -----------

         Total expenses                                        14,756              12,356                28,276            25,679
                                                         ------------         -----------           -----------       -----------

Income before gain on repayment of revenue
     bonds, sale of loans and equity in earnings
     of ARCap                                                  18,452              15,704                36,853            31,184

Equity in earnings of ARCap                                       555                 563                 1,110             1,110

Gain on sales of loans                                            411               3,119                 2,550             6,406

Gain on repayment of revenue bonds                              2,652                 222                 2,240             3,979
                                                         ------------         -----------           -----------       -----------

Income before allocation to preferred
     shareholders of subsidiary and minority
     interest                                                  22,070              19,608                42,753            42,679

     Income allocated to preferred shareholders
     of subsidiary                                             (4,725)             (4,053)               (9,449)           (7,817)

     Income (loss) allocated to minority interest                  67                  49                    39              (253)
                                                         ------------         -----------           -----------       -----------

Income before benefit (provision) for income
     taxes                                                     17,412              15,604                33,343            34,609

     Benefit (provision) for income taxes                         788              (1,457)                2,764            (1,638)
                                                         ------------         -----------           -----------       -----------

Net income                                              $      18,200        $     14,147          $     36,107      $     32,971
                                                         ===========          ===========           ===========       ===========

Allocation of net income to:
     Special distribution to Manager                    $       1,459        $      1,240          $      2,870      $      2,328
                                                         ============         ===========           ===========       ===========
     Manager                                            $           1        $        129          $          3      $        306
                                                         ============         ===========           ===========       ===========
     Common shareholders                                $      15,316        $     12,234          $     30,405      $     28,941
     Convertible CRA shareholders                               1,424                 544                 2,829             1,396
                                                         ------------         -----------           -----------       -----------
         Total for shareholders                         $      16,740        $     12,778          $     33,234      $     30,337
                                                         ============         ===========           ===========       ===========

Net income per share
     Basic and diluted                                  $        0.37        $       0.30          $       0.74      $       0.74
                                                         ============         ===========           ===========       ============

Weighted average shares
outstanding:

     Basic                                                 45,090,477          43,035,102            45,054,096        40,920,033
                                                           ==========          ==========            ==========        ==========
     Diluted                                               45,130,042          43,107,175            45,090,323        40,988,572
                                                           ==========          ==========            ==========        ==========


          See accompanying notes to consolidated financial statements.



                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                             Beneficial                Beneficial
                                              Owners'                    Owner's    Treasury                Accumulated
                                              Equity      Beneficial    Equity -    Shares                    Other
                                          - Convertible    Owner's       Other         of         Com-         Com-
                                                CRA        Equity-       Common    Beneficial  prehensive   prehensive
                                            Shareholders   Manager    Shareholders  Interest     Income       Income      Total
                                            ------------   -------    ------------  --------     ------       ------      -----

Balance at January 1, 2003                    $ 58,174    $  1,126    $ 604,496    $   (103)                 $ 89,822   $753,515
Comprehensive income:
   Net income                                    2,829       2,873       30,405                $ 36,107                   36,107
                                                                                               --------
   Other comprehensive gain (loss):
     Net unrealized gain on interest rate
       derivatives                                                                                1,040
     Net unrealized loss on revenue bonds:
     Unrealized holding gain arising during
       the period                                                                                17,682
     Less: Reclassification adjustment for
       net gain included in net income                                                           (2,240)
                                                                                               --------
   Total other comprehensive income                                                              16,482        16,482     16,482
                                                                                               --------
   Total comprehensive income                                                                  $ 52,589
                                                                                               ========
Options exercised and issuance of
   common shares                                                          1,560                                            1,560
Distributions                                   (2,493)     (2,871)     (26,818)                                         (32,182)
                                              --------    --------    ---------    --------                  --------   --------

Balance at June 30, 2003                      $ 58,510    $  1,128    $ 609,643    $   (103)                 $106,304   $775,482
                                              ========    ========    =========    ========                  ========   ========


          See accompanying notes to consolidated financial statements.



                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          ========================
                                                             Six Months Ended
                                                                 June 30,
                                                          ------------------------
                                                             2003         2002
                                                          ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $    36,107 $    32,971
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Gain on repayment of revenue bonds                          (2,240)     (3,979)
   Other amortization                                           1,220         472
   Amortization of other intangible assets                        236         237
   Amortization of bond selection costs                         1,222       1,845
   Amortization of mortgage servicing rights                    3,112       3,437
   Income allocated to preferred shareholders
     of subsidiary                                              9,449       7,817
   Equity in earnings of ARCap, in excess of
     distributions received                                        --        (105)
   Increase in mortgage servicing rights                       (1,737)     (5,437)
   Income allocated to minority interest                          (39)        253
   Issuance of shares of subsidiary - compensation expense        676         498
   Decrease in mortgages receivable                            33,916          --
   Changes in operating assets and liabilities:
     Interest receivable                                         (517)     (1,506)
     Goodwill                                                     (64)         --
     Other assets                                               2,073         (61)
     Guaranteed investment contracts                           14,354      (5,006)
     Deferred income                                            1,621          --
     Accounts payable, accrued expenses and
       other liabilities                                      (17,364)        782
     Deferred tax liability                                    (2,020)      1,165
     Due to Manager and affiliates                               (785)        380
     Fair value of interest rate cap                               28        (216)
                                                           ----------  ----------
Net cash provided by operating activities                      79,248      33,547
                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayments of revenue bonds                   57,276      86,130
   Periodic principal payments of revenue bonds                 9,002       3,392
   Proceeds from repayment of note                                 --       6,600
   Purchase/advances to revenue bonds                        (146,036)   (199,013)
   Purchase of other investments                              (10,221)         --
   Increase in deferred bond selection costs                   (3,321)     (5,397)
   Increase in promissory notes                                    --      (1,409)
   Increase in cash and cash equivalents - restricted            (346)       (167)
   Increase in notes receivable                                    --      (8,287)
   Loans made to properties                                    (1,879)         --
   Principal payments received from loans
     made to properties                                         8,793       1,643
                                                           ----------  ----------
Net cash used in investing activities                         (86,732)   (116,508)


          See accompanying notes to consolidated financial statements.



                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                          ========================
                                                             Six Months Ended
                                                                 June 30,
                                                          ------------------------
                                                             2003         2002
                                                          ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to the Manager and Common
     shareholders                                            (29,229)    (25,321)
   Distributions paid to preferred shareholders
     of subsidiary                                            (9,449)     (7,457)
   Distributions paid to Convertible CRA
     shareholders                                             (2,371)     (1,148)
   Proceeds from financing arrangements                      109,421      54,500
   Principal repayments of financing arrangements               (591)    (67,261)
   (Decrease) increase in notes payable                       (5,447)      8,287
   Increase in deferred costs relating to the
     Private Label Tender Option Program                        (334)       (298)
   Issuance of common shares                                      --      92,539
   Options exercised                                           1,530          --
   Issuance of preferred stock of subsidiary                      --      55,000
   Increase in deferred costs relating to the
     preferred shares offering                                    --      (1,922)
   Increase in other deferred costs                           (2,814)       (423)
                                                           ---------   ---------
Net cash provided by financing activities                     60,716     106,496
                                                           ---------   ---------

Net increase in cash and cash equivalents                     53,232      23,535
Cash and cash equivalents at the
   beginning of the period                                    55,227     105,364
                                                           ---------   ---------
Cash and cash equivalents at the
   end of the period                                      $  108,459  $  128,899
                                                           =========   =========

SUPPLEMENTAL INFORMATION:
   Interest paid                                          $    8,394  $    4,372
                                                           =========   =========
   Taxes paid                                             $      135  $       --
                                                           =========   =========


          See accompanying notes to consolidated financial statements.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


NOTE 1 - General

Charter Municipal Mortgage Acceptance Company ("CharterMac"), along with its consolidated subsidiaries (the "Company"), is a Delaware statutory trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multi-family housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. The Company is also engaged in providing credit enhancements and certain other guarantees, and originates loans for multi-family housing through its subsidiary PW Funding Inc. ("PWF"). Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties"). In some cases the Company also acquires smaller taxable loans in conjunction with acquiring a Revenue Bond.

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

On December 18, 2002, the Company announced it had entered into an agreement to acquire 100% of the ownership interests in and substantially all of the businesses operated by Related (other than specific excluded interests which will be retained by the principals of Related). The acquisition will enable the Company to terminate its outside management agreement with the Manager and to become an internally-managed company.

The consolidated financial statements include the accounts of CharterMac and four subsidiary statutory trusts which it controls: CM Holding Trust, CharterMac Equity Issuer Trust, CharterMac Origination Trust I and CharterMac Owner Trust I, and one wholly-owned corporation, CM Corp. CM Corp. owns approximately 81% of the economics of PW Funding Inc. ("PWF"), which is also included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Significant Accounting Policies
-------------------------------

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

If, in the judgment of the Manager, it is determined probable that the Company will not receive all contractual payments required, when they are due, the Revenue Bond is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because Revenue Bonds have a limited market, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Manager. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

Other Investments

Other investments include the following items:

   Investment in ARCap - The Company's preferred equity investment in ARCap Investors, L.L.C. ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies.

   Guaranteed Investment Contracts - The Company, through PWF, is participating in the Fannie Mae "Guaranteed Investment Agreement Rate Lock Loan Financing" program for properties which are in the construction phase. Under this program, Fannie Mae commits to a fixed interest rate on a permanent loan, which will be closed at the completion of the construction phase of the project. The rate lock forward commitment provided by Fannie Mae exists for a maximum period of twenty-four months. Fannie Mae loans the Company the amount of the future permanent loan, which is required to be deposited in a guaranteed investment contract during the construction phase. In exchange for such loan, the Company issues Fannie Mae a promissory note whose interest is paid from the interest on the guaranteed investment contract and the negative arbitrage paid by the borrower. The interest rate on the note is equivalent to the fixed rate committed to on the permanent loan. At the close of the construction phase, the Company unwinds the guaranteed investment contract to repay the note to Fannie Mae. The Company originates the permanent loan to the borrower at the rate locked amount, which is subsequently purchased from the Company by Fannie Mae. The Company has commitments from Fannie Mae under this program of approximately $5.3 million as of June 30, 2003.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


   Temporary Investments - Temporary investments may consist of puttable floating option tax-exempt receipts, short-term senior securities which bear interest at a floating rate that is reset weekly and other short-term investments that generate tax-exempt and taxable interest income. These investments are recorded at cost, which is equal to market value.

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

PWF receives a fee ranging from 50bps to 100bps for its underwriting and origination services, included in mortgage servicing fees in the Consolidated Statements of Income. Neither the Company nor PWF retains any interest in any of the mortgage loans, except for MSRs and certain liabilities under the loss-sharing arrangement with Fannie Mae.

Mortgage Servicing Rights

The Company recognizes as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the MSRs retained based on their relative fair value. MSRs are being carried at their adjusted cost basis. MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

The Company has two areas of loss exposure related to its lending activities. First, while a loan is recorded on the balance sheet, there is exposure to potential loss if a loan becomes impaired and defaults. Second, the Company has exposure to loss due to its retention of a portion of credit risk within its servicing contact under the Fannie Mae DUS program.

When a loan is owned by PWF and recorded on the balance sheet, PWF identifies loans that are impaired and evaluates the allowance for loss on a specific loan basis for losses believed to currently exist in the recorded loan portfolio. An impaired loan is defined, as noted within accounting guidance, when contractual payments are not made. PWF's primary tool for determining which loans are likely to currently have a loss associated with them is to evaluate the debt service coverage ratio based on PWF's historical experience of similar properties and the

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


frequency of such losses. Loans that are impaired and specific loans that are not impaired but have debt service coverage ratios below a certain threshold as having a high likelihood of future foreclosure and currently have an existing loss, are evaluated. The estimate of currently existing loss, includes the estimated severity of the loss which would include any advances made or existing property loss. Property maintenance costs (when foreclosure occurs) are expensed when incurred and not included in the loss estimate. However, as most loans are sold very quickly after origination, there typically is not a significant amount of loan loss allowance recorded.

The Company has exposure to loss due to its retention of a portion of credit risk within PWF's servicing contract under the Fannie Mae DUS program. For loans which have been sold as commercial mortgage backed securities for which PWF retains the servicing under Fannie Mae's DUS program, PWF's share of loss is associated with the servicing contract and determined in accordance with the loss sharing provisions under the program. Prior to the issuance of Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), because the loss sharing on these serviced loans was associated with the servicing contract, they are valued within the servicing right and the anticipated cash flows that are associated with such servicing activities. The Company has determined that these potential losses are guarantees under the definition of FIN 45 and therefore, for loans originated on January 1, 2003 and thereafter, the Company will record an asset and a corresponding liability based on the Company's estimate of the portion of the servicing cash flows deemed to represent compensation to the Company for its guarantee. On an ongoing basis, the Company will account for the asset by offsetting cash received for the guarantee against the asset and crediting interest income for the change in asset due to the passage of time. The portion of the liability representing an accrual for probable losses under SFAS No. 5, "Accounting for Contingencies" ("FAS 5") will be adjusted as loss estimates change; the portion representing the Company's willingness to stand by as guarantor will be amortized over the expected life of the guarantee.

The components of the change in MSRs are as follows:

              Servicing Assets                                (in millions)
              ---------------------------------              ----------------

              Balance at December 31, 2002                          $35.5
              MSR's capitalized during the six
                 months ended June 30, 2003                           3.3
              Amortization                                           (3.1)
              Increase in reserves                                   (1.5)
                                                                     ----
              Balance at June 30, 2003                              $34.2
                                                                     ====

              Reserve for loan loss reserves of
              Servicing Assets
              ---------------------------------

              Balance at December 31, 2002                         $  4.3
              Additions                                               1.5
              Deletions                                                -
                                                                    -----
              Balance at June 30, 2003                             $  5.8
                                                                    =====

The estimated fair values of the MSRs were $37.6 million and $36.7 million, at June 30, 2003 and December 31, 2002, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


The significant assumptions used in estimating the fair value of the servicing assets at June 30, 2003 were as follows:

                                             Fannie                   Freddie
                                              Mae         FHA           Mac
                                           -----------  ----------   ----------

      Weighted average discount rate          17.01%      15.89%        17.00%
      Weighted average pre-pay speed          15.05%      16.10%        15.30%
      Weighted average lock out period       68 months  39 months     81 months
      Cost to service loans                   $2,404      $1,250        $1,906
      Acquisition cost (per loan)             $1,500      $  500        $1,500

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

    Other Interest Income - Interest income from temporary investments, such as cash in banks and short-term instruments, is recognized on the accrual basis as it becomes due.

    Equity in Earnings of ARCap - The Company's equity in the earnings of ARCap Investors, LLC ("ARCap") is accrued at the preferred dividend rate of 12% on the preferred shares held by the Company, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

    Construction Service Fees - The Company receives fees, in advance, from borrowers for servicing Revenue Bonds during the construction period. These fees are deferred and amortized into other income over the anticipated construction period.

    Credit Enhancement and Guarantee Fees - The Company receives fees for providing credit enhancement and for backing up a primary guarantor's obligation to guarantee an agreed upon internal rate of return to the investor in a program sponsored by Related (see Note 5). The credit enhancement fees are received monthly and recognized in other income when received. The guarantee fees are deferred and recognized in other income on a prorata basis over the guarantee period.

    Mortgage Banking Fees - PWF fees earned for arranging financings under the FNMA DUS product line as well as Freddie Mac, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan is fixed.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

Costs incurred in connection with the Company's Private Label Tender Option Program ("TOP"), such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight-line method over 10 years, which approximates the average remaining term to maturity of the Revenue Bonds in this program.

Costs incurred in connection with the issuance of cumulative preferred shares of the Equity Issuer Trust subsidiary, such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight line method over the period to the mandatory repurchase date of the shares, approximately 50 years. Costs incurred in connection with the issuance of Convertible CRA Shares, such as legal, accounting, documentation and other direct costs, have been accounted for as an offset to beneficial owners' equity of such shares.

Financial Risk Management and Derivatives

The Company has entered into two interest rate swaps, an interest rate cap and two forward commitments, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. The Company designated the two interest rate swaps as cash flow hedges on the variable interest payments in the floating rate financing. Accordingly, the interest rate swaps are recorded at their respective fair market value each accounting period, with changes in market value being recorded in other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. These hedges have been highly effective, so there has been no ineffectiveness included in earnings. The interest rate cap, although designed to mitigate the Company's exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income. The two forward commitments (see Note 7) create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the Revenue Bonds, and will be recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded.

Fair Value of Financial Instruments

As described above, the Company's investments in Revenue Bonds, its MSRs and its liability under the interest rate derivatives are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at June 30, 2003 and December 31, 2002.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has entered into one credit enhancement transaction and two yield guarantee transactions. The fee for the credit enhancement transaction is received monthly and recognized as income when due. The fees for the yield guarantee transactions, received in advance, were deferred and amortized over the guarantee periods. The Company believes that the fees received approximate the fair value of the obligations undertaken in issuing the guarantees; therefore, for any such similar transactions entered into after December 31, 2002, the Company will record the fair market value of the guarantee, when entered into.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provision of FIN 46 will be

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than July 1, 2003. The Company does not believe that it has any variable interests in variable interest entities requiring consolidation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Pursuant to SFAS No. 150, the Company will be required to reclassify the $273.5 million currently shown in the consolidated balance sheets as "preferred shares of subsidiary subject to mandatory redemption" into liabilities as of July 1, 2003, and the dividends paid on such shares (approximately $9.4 million for the six months ended June 30, 2003) will be recorded as interest expense from that date forward.

NOTE 2 - Revenue Bonds

Total interest income from Revenue Bonds, including participating interest, was approximately $53,175,000 and $44,945,000, for the six months ended June 30, 2003 and 2002, which represents an average annual yield of 7.32% and 7.71% based on weighted average face amounts of approximately $1,452,087,000 and $1,165,370,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at June 30, 2003 and December 31, 2002 was $1,566,457,536 and $1,484,202,610, respectively.
The net unrealized gain on Revenue Bonds in the amount of $110,829,464 at June 30, 2003 consisted of gross unrealized gains and losses of $119,133,351 and $8,303,887, respectively. The net unrealized gain on Revenue Bonds of $95,387,390 at December 31, 2002 consisted of gross unrealized gains and losses of $100,964,090 and $5,576,700, respectively.

The following is a table reflecting the maturity dates of the Company's Revenue Bonds.

                                  Outstanding                Weighted Average
    (Dollars in thousands)        Bond Amount    Fair Value    Interest Rate
--------------------------------------------------------------------------------
Due in less than one year        $     3,118    $     4,313         9.22%
Due between one and five years        30,682         27,967         6.78%
Due after five years               1,542,130      1,645,007         7.12%
--------------------------------------------------------------------------------
             Total                $1,575,930     $1,677,287         7.12%
--------------------------------------------------------------------------------

All of the Company's Revenue Bonds have fixed interest rates.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


2003 Transactions

The following table summarizes the Company's acquisition activity for the six months ended June 30, 2003.


                                                           Weighted     Weighted
                                                           Average       Average    Number
                                               Aggregate Construction  Permanent      of
(Dollars in Thousands)                         Purchase   Interest      Interest   Revenue
                                 Face Amount    Price        Rate         Rate      Bonds
----------------------------------------------------------------------------------------------
Non-participating Revenue Bonds
Construction/rehabilitation
  properties                     $137,086       $139,943     6.47%       6.70%         21

During the six months ended June 30, 2003 the Company advanced additional funds of approximately $8,950,000 to Revenue Bonds which were previously acquired.

During the six months ended June 30, 2003, eight Revenue Bonds were repaid. The Company received net proceeds of approximately $57.3 million. The bonds had a net carrying value of approximately $55.1 million, resulting in a gain of approximately $2.2 million.

During the second quarter of 2001, the borrowers of Lexington Trails failed to make the regular interest payments. As a result, the Company determined the bond was impaired, and wrote down the bond to its estimated fair value of approximately $5.5 million and took a loss on impairment of $400,000. During the fourth quarter of 2001, the Company caused the trustee, for the benefit of the Company, to foreclose on the underlying property. During the fourth quarter of 2002, the Company began marketing the underlying property for sale, and the Company wrote this bond down to its estimated fair value of $4.5 million resulting in a recorded loss of $932,000. The Company continues to actively market this property.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:




                                                              (Dollars in Thousands)
                                                           June 30,       December 31,
                                                              2003            2002
                                                         ------------    --------------

Deferred bond selection costs (1)                          $  37,600        $  34,810
Deferred financing costs                                       8,364            8,030
Deferred costs relating to the issuance of preferred
   shares of subsidiary                                       10,445           10,445
Deferred costs relating to acquisition of Related              3,762            2,483
Other deferred costs                                           2,911            1,376
                                                            --------         --------
                                                              63,082           57,144

Less: Accumulated amortization                               (10,588)          (8,451)
                                                            --------         --------

                                                           $  52,494        $  48,693
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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

During 2002 and the six months ended June 30, 2003, the Company, pursuant to the original acquisition agreement, paid approximately $3.7 million in "true-up" payments representing payments due to the original PWF stockholders which was recorded as additional goodwill during the fourth quarter of 2002 and the first six months of 2003. These true-up payments were based on i) the increase in the value of MSRs due to certain loans closing, ii) positive changes between the audited balance sheet used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and
iv) forward conversions of loans previously committed. The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

The following table provides further information regarding the Company's intangible assets:


                                              (Dollars in Thousands)
                                  Identifiable Other      PWF
                                  Intangible Assets     Licenses       Total
                                 -----------------------------------------------

Balance at June 30, 2003                $  4,426        $  8,639       $13,065
Accumulated Amortization                  (1,985)              -        (1,985)
                                         -------         -------        ------
Net balance at June 30, 2003            $  2,441        $  8,639       $11,080
                                         =======         =======        ======
Amortization Expense for the six
months ended June 30, 2003
                                        $    237        $      -       $   237
                                         =======         =======        ======
Estimated amortization expense
per year for next five years
                                        $    474        $      -       $   474
                                         =======         =======        ======

The amortization is included as a reduction to Revenue Bond interest income.

The amount indicated as goodwill in the accompanying consolidated financial statements as of June 30, 2003 is related to the acquisition, on December 31, 2001 of PWF. This amount represents goodwill under SFAS 142, and therefore, is not being amortized. In accordance with SFAS 142, the Company tested this goodwill for impairment during the fourth quarter of 2002 and determined there was no impairment.

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

Operating Expense Reimbursement          For direct expenses incurred by the
                                         Manager in a amount not to exceed
                                         $996,064 per annum (subject to
                                         increase    based   on   increases   in
                                         CharterMac's   and  its   subsidiaries'
                                         assets  and to annual  increases  based
                                         upon  increases in the  Consumer  Price
                                         Index).
Incentive Share Options                  The  Manager  may  receive  options  to
                                         acquire    additional   Common   Shares
                                         pursuant to the Share  Option Plan only
                                         if  CharterMac's  distributions  in any
                                         year exceed  $0.9517  per Common  Share
                                         and the  Compensation  Committee of the
                                         Board of Trustees  determines  to grant
                                         such options.
Liquidation Fee                          1.50% of the gross  sales  price of the
                                         assets sold by CharterMac in connection
                                         with a liquidation of CharterMac assets
                                         supervised by the Manager.

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

The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three and six months ended June 30, 2003 and 2002 were as follows:


                                   Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                  ----------------------  ----------------------
                                  (Dollars in thousands)  (Dollars in thousands)
                                  ----------------------  ----------------------

                                      2003      2002        2003        2002
                                    -------   -------     ---------- ----------

Bond selection fees                $  2,604   $  3,412     $   2,604  $   3,980
Special distribution/Investment
   Management fee                     1,539      1,240         3,022      2,328
Bond Servicing                        1,047        878         2,062      1,644
Expense reimbursement                   246        122           479        431
                                    -------    -------      --------   --------
                                   $  5,436   $  5,652     $   8,167  $   8,383
                                    =======    =======      ========   ========

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

Effective April 1, 2003, PWF took on the day-to-day responsibility of a $598 million portfolio of loans subserviced by CreditRe Mortgage Servicing Company, L.L.C. ("CMC"), an affiliate of The Related Companies L.P.

NOTE 6 - Earnings Per Share

Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic income per share is calculated by dividing income allocated to Common and Convertible CRA Shareholders ("Shareholders") by the weighted average number of Common and Convertible CRA Shares outstanding during the period. The Convertible CRA Shares are included in the calculation of shares outstanding as they share the same economic benefits as Common Shares, including payment of the same dividends per share as Common Shares. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

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

During the quarter ended September 30, 2002, the Company issued 40,000 options at a strike price of $17.56. These options vest equally, in thirds, in September 2003, 2004 and 2005 and expire in 10 years. The dilutive effect of these outstanding share options is calculated using the treasury stock method.

During the six months ended June 30, 2003, 127,943 of the Company's stock options were exercised.



                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


                                              (Dollars in thousands)                  (Dollars in thousands)
                                         Three Months Ended June 30, 2003          Six Months Ended June 30, 2003
                                       -------------------------------------  -----------------------------------------
                                          Income       Shares     Per Share     Income        Shares        Per Share
                                        Numerator    Denominator   Amount      Numerator    Denominator       Amount
                                       -----------   -----------  ---------    ---------    -----------     -----------

Net income allocable to share-
     holders (Basic EPS)                 $  16,740     45,090,477     $   .37     $  33,234     45,054,096     $   .74
                                                                       ======                                   ======
     Effect of dilutive securities
         135,566 share options                  --         39,565                        --         36,227
                                          --------    -----------                  --------    -----------
     shareholders (Diluted EPS)          $  16,740     45,130,042     $   .37     $  33,234     45,090,323     $   .74
                                          ========    ===========      ======      ========    ===========      ======



                                              (Dollars in thousands)                  (Dollars in thousands)
                                         Three Months Ended June 30, 2002          Six Months Ended June 30, 2002
                                       -------------------------------------  -----------------------------------------
                                          Income       Shares     Per Share     Income        Shares        Per Share
                                        Numerator    Denominator   Amount      Numerator    Denominator       Amount
                                       -----------   -----------  ---------    ---------    -----------     -----------

Net income allocable to share-
     holders (Basic EPS)                 $  12,778     43,035,102     $   .30     $  30,337     40,920,033     $   .74
                                                                       ======                                   ======
     Effect of dilutive securities
       228,262 stock options                    --         72,073                        --         68,539
                                          --------    -----------                  --------    -----------
Diluted net income allocable to
     shareholders (Diluted EPS)          $  12,778     43,107,175     $   .30     $  30,337     40,988,572     $   .74
                                          ========    ===========      ======      ========    ===========      ======


*    Includes Common and Convertible CRA Shares.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


NOTE 7 - Commitments and Contingencies

Litigation

The Company is subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a materially adverse impact on the Company's financial position, results of operations or cash flows.

Mortgage Banking Activities

Through PWF, the Company originates and services multifamily mortgage loans for Fannie Mae, Freddie Mac and FHA. PWF's mortgage lending business is subject to various governmental and quasi-governmental regulation. PWF, collectively, is licensed or approved to service and/or originate and sell loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered investor-owned corporations. These agencies require PWF and its subsidiaries to meet minimum net worth and capital requirements and to comply with other requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.

The DUS program is Fannie Mae's principal loan program. Under the Fannie Mae DUS Product Line, the Company, through PWF, originates, underwrites and services mortgage loans on multifamily residential properties and sells the project loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III. At June 30, 2003, all of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae bears any remaining loss.

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

The Company maintains an accrued liability for probable losses under FAS 5 for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At June 30, 2003, that liability was approximately $5.8 million, which the Company believes represents its maximum liability at this time. Unlike loans originated for Fannie Mae, The Company does not share the risk of loss for loans PWF originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

PWF maintains, as of June 30, 2003, treasury notes of approximately $5.0 million and a money market account of approximately $606,000, which is included in restricted cash and securities in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $5.6 million.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


Due to the nature of PWF's mortgage banking activities, PWF is subject to supervision by certain regulatory agencies. Among other things, these agencies require PWF to meet certain minimum net worth requirements, as defined. PWF met these requirements for all agencies, as applicable, as of June 30, 2003.

At June 30, 2003, PWF had commitments of approximately $28 million to four borrowers.

Credit Enhancement Transaction

In December 2001, the Company completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS"), as described above. Pursuant to the terms of the transaction, CM Corp. assumed MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans. The Related Companies, L.P. has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the $46.9 million first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and has met its obligation to post collateral, in an amount equal to 40% of the first loss amount. The Company's maximum exposure under the terms of this transaction is approximately $23.5 million.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of June 30, 2003, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty. Should the Company's analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Fees related to the credit enhancement transaction for the three and six months ended June 30, 2003, included in other income, was approximately $311,905 and $623,810, respectively. Income is recognized monthly as the fees are received.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


construction completion and property stabilization, to fund up to the first $2.5 million of operating deficits of the underlying properties or any amounts required to pay the guaranteed IRR to the investor.

Bond Forward Transactions

During December 2002, the Company entered into two transactions related to two properties, Coventry Place and Canyon Springs. Pursuant to the terms of these transactions, the Company will provide credit support to the construction lender for project completion and Fannie Mae permanent loan conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert. Up until the point of completion, the Company will reimburse the construction lender for any draw on its construction letter of credit up to 40% of the stated amount of the letter of credit. Following completion, up until the project loan converts to permanent loan status, the Company will, should the need arise, reimburse the full amount of the letter of credit. The Company closely monitors these two properties, and believes there is no need currently, to provide for any potential loss. Should the Company's analysis of risk of loss change in the future, a provision for loss might be required; such provision could be material. The developer has also issued several guarantees to the construction lender, each of which would be called upon before the Company's guarantees, and each of which would be assigned to the Company should its guarantees be called. Once the construction loans convert to permanent loans, the Company is obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any. The subordinated bonds will bear interest at 10%. Under FNMA guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

The Company's maximum exposure, related to these two transactions, is 40% of the stated amount of the letter of credit of approximately $27 million.

Also, during December 2002, the Company entered into two transactions related to properties known as Auburn Glenn and Cottonwood. Pursuant to the terms of the transactions, a third party, unrelated lender will advance funds to the developers, as needed, at a floating rate. At the completion of construction, the Company is obligated to acquire the permanent Revenue Bonds at a predetermined price and interest rate. The two forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the Revenue Bonds, and are recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded. The Revenue Bonds are expected to be $18.8 million for Auburn Glenn and $12.4 million for Cottonwood, which combined represents the Company's maximum liability.

NOTE 8 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly. The Company is also exposed to interest rate risks due to its borrowings under the Facility (see Note 11). Various financial vehicles exist which allow the Company's management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings.

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

The average BMA rates for the six months ended June 30, 2003 and 2002, were 1.11% and 1.36%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


possible

inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

At June 30, 2003, these two interest rate swaps were recorded as a liability with a combined fair market value of approximately $4.5 million, included in interest rate hedges on the Consolidated Balance Sheets. Interest paid or payable under the terms of the swaps, of approximately $1,979,000, is included in interest expense.

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate the Company's exposure to rising interest rates, the Company has not designated this interest rate cap as a hedging derivative. At June 30, 2003, this interest rate cap was recorded as an asset with a fair market value of $32,421 included in interest rate derivatives in the Consolidated Balance Sheets. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income, in the amount of ($28,633) for the six months ended June 30, 2003.

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

Equity Issuer and its subsidiaries hold Revenue Bonds which at June 30, 2003, had an aggregate carrying amount of approximately $1.31 billion that serve as collateral for securitized borrowings or are securitized. The total securitized borrowings at June 30, 2003 were approximately $780 million. Equity Issuer's net assets at June 30, 2003 were approximately $826 million.

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

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Segment reporting is applicable beginning with the acquisition of PWF on December 31, 2001; prior to December 31, 2001, all of the Company's operations were attributable to the investing segment. Of the total assets for the Company at June 30, 2003 and December 31, 2002, approximately $1.88 billion and $1.73 billion, respectively, are attributable to the investing segment and approximately $75 million and $124 million, respectively, are attributable to the operating segment.



                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


The following tables provide more information regarding the Company's segments:

                                            Three Months Ended June 30, 2003        Three Months Ended June 30, 2002
                                            ---------------------------------     --------------------------------
(Dollars in thousands)                      Investing   Operating    Total         Investing     Operating  Total
                                            ---------   ---------    -----         ---------     ---------  -----

Revenues                                    $ 28,641    $ 4,567    $ 33,208         $ 23,560    $ 4,500    $ 28,060
Interest Revenues                             27,236        608      27,844           23,042        566      23,608
Interest Expense                               4,680        207       4,887            3,517       (503)      3,014
Depreciation and Amortization expense          1,098      1,817       2,915              255      1,505       1,760
Equity in the income of investees
  accounted for under the equity method          (67)      --           (67)             (49)      --           (49)
Income tax expense or (benefit)                 (370)      (418)       (788)            --        1,457       1,457
Net income                                    18,552       (352)     18,200           14,091         56      14,147


                                             Six Months Ended June 30, 2003        Six Months Ended June 30, 2002
                                            ---------------------------------     --------------------------------
(Dollars in thousands)                      Investing   Operating    Total         Investing     Operating  Total
                                            ---------   ---------    -----         ---------     ---------  -----

Revenues                                    $ 56,525    $ 8,604    $ 65,129          $47,503     $9,360     $56,863
Interest Revenues                             53,786      1,326      55,112           46,399      1,917      48,316
Interest Expense                               8,242        461       8,703            7,005          0       7,005
Depreciation and Amortization expense          1,414      3,188       4,602              495      3,505       4,000
Equity in the income of investees
  accounted for under the equity method          (39)      --           (39)             253       --           253
Income tax expense or (benefit)               (2,243)      (521)     (2,764)            --        1,638       1,638
Net income                                    36,321       (214)     36,107           31,705      1,266      32,971

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


NOTE 11 - Warehouse Facility

On March 31, 2003, the Company entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc. and
Wachovia Securities, Inc. (the "Facility"). The Facility has a built in accordion feature allowing up to a $25 million increase for a total of $100 million and a term of two years, plus a one year extension at the Company's option. The Facility bears interest at either 31, 60, 90, or 180-day reserve adjusted LIBOR plus 1.5%, or prime plus .25%, at the Company's option. The outstanding balance of this Facility at June 30, 2003 was approximate-ly $29.2 million.

NOTE 12 - PWF Acquisition

As part of the PWF acquisition, the purchase agreement provided that CharterMac has the right to purchase the remaining 19% of the economics of PWF shares within the 37 months following the close of the acquisition, (the "Call Option"). The agreement also gives the owners of the remaining PWF shares the right to put those shares to CharterMac (the "Put Option"), within the 34 months following the close of the acquisition. The Company considers these two options to be a single unit (a forward contract), due to the fact the Put Option and Call Option were entered into at the same time, have the same counter parties, have the same risk, and could have been accomplished in a single transaction. The price at which the shares of stock are to be repurchased is based on many factors, determined in the future including the performance of the underlying revenues of PWF, the value of PWF's servicing portfolio and other factors which are not currently determinable. The Company determined the forward contract should not be recorded until the contract is settled and the associated shares transferred to the Company. During the period of the forward contract, the Company will allocate subsidiary income or loss to the minority interest on a pro-rata basis, determined by its ownership percentage.

NOTE 13 - Financing Arrangements

In addition to other Company borrowings, on April 1, 2003, the Company closed on its sale of Tax-Exempt Multi-Family Housing Trust Certificates Series 2003A (the "Trust"). Pursuant to the terms of the Trust, the Company contributed 19 fixed-rate, tax-exempt multifamily housing and senior housing Revenue Bonds collateralized by 16 different properties totaling approximately $196.8 million in aggregate principal into a trust out of which was sold $100 million in Class A Certificates to various institutional investors. A wholly-owned indirect subsidiary of CharterMac retained the subordinated Class B Certificates totaling approximately $96.8 million. CharterMac has agreed that it will hold the Class B Certificates until the Trust is terminated. The Class A Certificates will accrue interest at the fixed rate of 3.25% per annum for two years. Distributions to the Class A Certificate holders are expected to be made on the 15th day of each month, commencing on May 15, 2003. The Class A Certificates will be subject to mandatory tender for purchase at a price equal to the outstanding Certificate Balance thereof plus accrued interest thereon on March 15, 2005. If CharterMac does not exercise its option to terminate the Trust on March 15, 2005, the Class A Certificates will be subject to remarketing. The Class A Certificates will be subject to mandatory tender for purchase and cancellation on the Final Distribution Date from proceeds of the liquidation of the bonds on March 15, 2007. This financing arrangement will be accounted for as a secured borrowing.

NOTE 14 - Subsequent Events

Subsequent to June 30, 2003, CharterMac has acquired seven Revenue Bonds with a total aggregate face amount of approximately $74.7 million, secured by 1,952 multifamily units. The Company has also advanced additional funds to Revenue Bonds which were previously acquired totaling approximately $2.4 million.

The Company has filed a preliminary Prospectus Supplement dated July 24, 2003 for the offer of 2,000,000 Series A Convertible Community Reinvestment Act Preferred Shares. The offering is anticipated to close in August 2003.

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

The Company, through its wholly-owned subsidiary CharterMac Corporation ("CM Corp."), owns approximately 84% of the outstanding capital stock (81% of the economics) of PW Funding, Inc. ("PWF"), a national mortgage banking firm specializing in multi-family housing. CM Corp. expects to acquire the remaining outstanding capital stock of PWF over the next 6 to 18 months. As a result of the acquisition of PWF, the Company has diversified the range of its investment products and is able to offer developers fixed and floating rate tax-exempt and taxable financing through Fannie Mae, Freddie Mac and FHA for affordable and market rate multi-family properties. Combining this with the Company's core business of investing in Revenue Bonds and its affiliation with Related, the Company is able to provide developers with financing for all aspects of their property's capital structure.

On December 18, 2002, the Company announced it had entered into an agreement to acquire 100% of the ownership interests in and substantially all of the businesses operated by Related (other than specific excluded interests which will be retained by the principals of Related). The acquisition will enable the Company to terminate its outside management agreement with the Manager and to become an internally-managed company.

The potential acquisition is intended to be structured so that the ownership interests held by the principals of Related in both Related and the other entities which control other aspects of Related's business will be contributed into a newly-formed, wholly-owned subsidiary of CM Corp. (the "CharterMac Sub").

The Company anticipates paying total consideration to the principals of Related of up to $338 million, as follows:

    o The Initial Payment--$210 million consisting of $160 million in special common units of the CharterMac Sub and $50 million in cash (with the cash portion being paid only to TRCLP). These special common units will be issued at $17.78 per unit, which was the average closing price of the Company's common shares for the 30 calendar days prior to the announcement of the acquisition (the "Initial Payment SCUs");

    o The Contingent Payment--up to $128 million of additional special common units (the "Contingent Payment SCUs"), which is based on 7.73x Related's adjusted audited earnings before interest, taxes, depreciation and amortization, as well as certain other adjustments, for the year ended December 31, 2002. The Contingent Payment SCUs are expected to be issued at the same price as the Initial Payment SCUs, subject to a 17.5% symmetrical collar.

In connection with the proposed acquisition, the Company also intends to establish a restricted share award plan which will permit the Company to grant restricted common shares to the employees of Related. At the option of the principals of Related, on or prior to the closing of the acquisition, the amount of restricted common shares may be increased to up to $20.2 million, in which event the amount of the contingent payment payable to the principals of Related will be reduced by the amount by which the value of the restricted common shares issued exceeds $15 million.

Following the completion of the proposed acquisition, the economic interest in the Company of (i) TRCLP will equal approximately 17.7% and (ii) the Company's management and the principals of Related (other than TRCLP) will equal approximately 8.7%.

The affirmative vote of the holders of a majority of the Company's issued and outstanding common shares entitled to vote is required to approve the issuance of the Company's securities in connection with the proposed acquisition.
Accordingly, the Company filed a preliminary proxy statement with the SEC regarding the proposed acquisition (and the other matters discussed below) on February 28, 2003, a revised preliminary proxy statement on May 8, 2003, a second revised preliminary proxy statement on July 2, 2003 and a third revised preliminary proxy statement on August 7, 2003, in each instance after receiving comments from the SEC.

In addition to asking the holders of the Company's common shares to approve the issuance of securities in connection with the proposed acquisition, the Company is also asking for their approval of the following proposals:

         (a) Amending and restating the Company's trust agreement to (i) reflect the terms of the proposed acquisition, (ii) accommodate the Company's internalized management structure and expansion of the Company's business resulting from the proposed acquisition and (iii) bring the Company's organizational structure in line with other internally-managed, public companies;

         (b) Expanding the Company's existing incentive share option plan to enable the Company to continue to attract and retain qualified individuals to serve as the Company's officers and trustees and to provide incentives to and more closely align the financial interests of the Company's management team with the interests of the Company's shareholders;

         (c) Electing two trustees to the Company's board of trustees, each for a term of three years; and

         (d) Amending the Company's trust agreement to clarify that future issuances by us or the Company's subsidiaries of securities which contain mandatory redemption features would not be considered "financing or leverage" under the terms of the Company's trust agreement.

Results of Operations
---------------------

Interest income from Revenue Bonds increased approximately $4.9 million and $8.2 million for the three and six months ended June 30, 2003 as compared to 2002. This increase was primarily due to an increase in interest income of approximately $14.5 million from new Revenue Bonds acquired during 2002 and 2003, partially off-set by a decrease in interest income due to the sale or repayment of Revenue Bonds of approximately $4.9 million and a decrease in contingent interest of approximately $1.8 million.

Other income for the three and six months ended June 30, 2003, increased by approximately $1.2 million and $2.2 million as compared to 2002. This increase was primarily due to the Yield Guarantee Transaction completed in July 2002.

Total revenues for the three and six months ended June 30, 2003, increased by approximately $5.1 million and $8.2 million including the increases in interest income from Revenue Bonds noted above, increases in mortgage servicing fees and other income offset by a decrease of approximately $876,000 in mortgage banking fees due to lower origination volume.

General and administrative expenses decreased approximately $1,065,000 and $625,000 for the three and six months ended June 30, 2003 as compared to 2002 primarily due to decreases in employee compensation resulting from lower originations at PW Funding.

Amortization increased approximately $953,000 and $602,000 for the three and six months ended June 30, 2003 primarily due to the increase of amortization of PW Funding acquisition expense and deferred finance cost for LIHTC guarantee deal and PW Funding acquisition and warehouse loans.

Income allocated to preferred shareholders of subsidiary for the three and six months ended June 30, 2003 increased approximately $672,000 and $1,632,000 due to the preferred offerings consummated on June 4, 2002.

During the three and six months ended June 30, 2003, the Company recorded a benefit for income taxes of approximately $788,000 and $2,764,000, due to CM Corp having a consolidated tax loss when calculated in accordance with FAS 109 (see Note 1, Income Taxes).

During the three and six months ended June 30, 2003, the Company recognized a net gain on repayments of Revenue Bonds of approximately $2.7 million and $2.2 million, versus approximately $0.2 million and $4.0 million for 2002, due to the number and size of Revenue Bonds repaid or sold. Additionally, during the three and six months ended June 30, 2003, the Company recognized gains on sales of loans of approximately $0.4 million and $2.6 million versus approximately $3.3 million and $6.9 million for 2002, relating to PWF's origination activities.

Liquidity and Capital Resources
-------------------------------

The Company has primarily used three sources of capital: collateralized debt securitization, various types of equity offerings and a Credit Facility to fund its investments and facilitate growth.

On March 31, 2003, the Company entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc. and Wachovia Securities, Inc. (the "Facility"). The Facility has a built- in accordion feature allowing up to a $25 million increase for a total of $100 million and a term of two years, plus a one- year extension at the Company's option. The Facility bears interest at either 31, 60, 90, or 180-day reserve adjusted LIBOR plus 1.5%, or prime plus .25%, at the Company's option.

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

During the six months ended June 30, 2003 cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $53.2 million. The increase was primarily due to cash provided by operating activities of approximately $79.2 million, proceeds from the repayment of eight Revenue Bonds of approximately $57.3 million, principal payments on Revenue Bonds of approximately $9.0 million, principal payments received from loans made to properties of approximately $8.8 million, proceeds from financing arrangements of approximately $109.4 million and proceeds from exercise of stock options of approximately $1.5 million, partially offset by distribution payments of approximately $41.0 million, advances made to Revenue Bonds of approximately $146.0 million, purchases of other investments of approximately $10.2 million, loans made to properties of approximately $1.9 million and a decrease in notes payable of approximately $5.4 million.

In July 2003, distributions declared in June 2003 were paid to Preferred Shareholders as shown in the table below:



                                                                                    Liquidation
                                                                                       Value
Series      Dividend Rate    Distribution per Share        Total Distribution        per share
------      -------------    ----------------------        ------------------        ---------

A              6.625%                $33,125                   $1,490,625           $2,000,000
A-1            7.100%                  8,875                      426,000              500,000
A-2            6.300%                  7,875                      488,250              500,000
A-3            6.800%                  8,500                      510,000              500,000
B              7.600%                  9,500                    1,045,000              500,000
B-1            6.800%                  8,500                      314,500              500,000
B-2            7.200%                  9,000                      450,000              500,000

Also paid, during August 2003, were distributions of approximately $14,667,000 ($.325 per share) to holders of common and convertible CRA shares, which were declared in June 2003.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Critical Accounting Policies
----------------------------

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2002 and in Note 1 of the footnotes of the accompanying financial statements. These critical accounting policies have not changed during 2003 except for the Company's accounting treatment of MSRs (see
Note 1, Mortgage Banking Activities and Mortgage Servicing Rights for a description of the current accounting policies).

Acquisitions
------------

During the period January 1, 2003 through June 30, 2003, the Company acquired 18 tax-exempt Revenue Bonds and three taxable Revenue Bonds with an aggregate face amount of approximately $137.1 million, not including bond selection fees and expenses of approximately $2.9 million. The Company also advanced additional funds to Revenue Bonds which were previously acquired totaling approximately $9.0 million.

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

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on a notional amount of an additional $100 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in the event the BMA Municipal Swap Index rises. For the quarter ended June 30, 2003, the Company's cost to borrow funds through the TOP and P-FLOATS programs averaged 2.16% and 2.29%, respectively, which does not include the effect of the Company's hedging activities.

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in the BMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged floating rate $530 million outstanding under these financing programs at June 30, 2003, the Company estimates that an increase of 1.0% in the BMA rate would increase interest expense and therefore decrease annual net income by approximately $5.3 million. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the Revenue Bonds.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt and taxable investments. Therefore, as market interest rates for tax-exempt and taxable investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, the Company projects, using the same methodology used to estimate the portfolio's fair market value under FAS 115, that a 1% increase in market rates for tax-exempt and taxable investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its June 30, 2003 value of $1,677,287,000 to approximately $1,487,299,000. A 1%
decline in interest rates would increase the value of the June 30, 2003 portfolio to approximately $1,933,934,000. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective .

(b) Internal Control over Financial Reporting. There have not been any significant changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Shareholders Action - Related
         On or about December 24, 2002, an alleged shareholder of the Company commenced a shareholder's action ostensibly on behalf of the Company in the Supreme court of the State of New York, County of Nassau, against each member of the Company's board of trustees and Related. Subsequently, the plaintiff amended his complaint to add a direct, putative class action claim. The case is entitled Dulitz v. Hirmes, et al., Index No. 02-020389, and we are named as a nominal defendant in the action. The plaintiff alleges that each of the members of the Company's board of trustees and Related breached fiduciary duties and/or aided and abetted breaches of fiduciary duties owed to the
         Company and the Company's shareholders in approving the Company's proposed acquisition of Related. The amended complaint alleges, among other things, that the purchase price for Related is excessive, the transaction has been pursued and structured solely for the benefit of the trustees that are affiliated with Related and the members of the special committee are not independent because they are supposedly "dominated or controlled" by the trustees that are affiliated with Related. Additionally, the amended complaint alleges that the defendants also breached fiduciary duties owed to a putative class of all of the Company's shareholders (excluding the defendants and their affiliates) due to alleged dilution of the voting power and economic interests of the Company's shareholders by the proposed transaction. The amended complaint further alleges that shareholder ratification of the proposed transaction supposedly will not be effective and the trustees allegedly will not "disclose the true nature and purpose of the proposed transaction." The amended complaint seeks declaratory and injunctive relief, including enjoining the consummation of the proposed transaction, and unspecified amounts of compensatory damages, costs, disbursements and attorneys' fees.

         Although the defendants in the Dulitz action do not believe that the plaintiff's allegations have merit, the defendants have engaged in settlement negotiations with the plaintiff's counsel solely in order to avoid unnecessary expenses, burdens, uncertainties and distractions of continued litigation. In April and May 2003, counsel for the parties met to discuss the issues in the case and counsel for the defendants provided counsel for the plaintiff with certain documents and other information. In June 2003, counsel for the parties drafted a memorandum of understanding setting forth the terms of a settlement in principle.

         In June 2003, the Company's board of trustees and the special committee approved the memorandum of understanding and authorized and directed the Company's counsel to enter into the memorandum of understanding and a settlement agreement on terms substantially in accordance with the memorandum of understanding. Also in June 2003, plaintiff conducted limited confirmatory discovery pursuant to the memorandum of understanding.

         In July 2003, the parties to the litigation entered into a stipulation of compromise and settlement. The stipulation of compromise and settlement requires defendants to make certain changes to the proposed transaction and the related agreements.

         On August 7, 2003, the Company entered a hearing order that, in pertinent part:

                o       conditionally   certifies  the  class  for  purposes  of
                        settlement;

                o schedules for October 24, 2003 a settlement hearing at which the Company will consider whether to approve the settlement embodied in the stipulation of compromise and settlement;

                o requires defendants to distribute with the proxy statement, and to file with the Securities and Exchange Commission as an exhibit to a Form 8-K, a notice to the class members of the action, the settlement, and the settlement hearing; and

                o establishes procedures and deadlines for members of the class to file objections to the settlement or to opt out of the class.

         The individual defendants and Related have informed us that if the case is not settled, they intend to defend against the plaintiff's claims vigorously.

Item 2.  Changes in Securities and Use of Proceeds - None.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         10.1 Acquisition Loan Agreement, dated as of December 24, 2001, among Charter Mac Corporation, as Borrower, Fleet National Bank, as Agent, and the Lenders.

         10.2 Mortgage Warehousing Credit and Security Agreement, dated as of December 24, 2001, among PW Funding Inc., Cambridge Healthcare Funding Inc. and Larson Financial Resources, Inc., as Borrowers, Fleet National Bank, as Agent, and the Lenders.

         10.3 Amended and Restated Reimbursement Agreement, dated as of March 31, 2003, among Charter Mac Equity Issuer Trust, Fleet National Bank, as Agent, Fleet National Bank, as Issuing Bank, and the Participants.

         10.4 Tax-Exempt Bond Line of Credit and Security Agreement, dated as of March 26, 2003, among Charter Mac Equity Issuer Trust, Fleet National Bank, Wachovia Bank, National Association, Fleet Securities Inc. and Wachovia Securities, Inc., and the Lenders.

         31.1 Chief Executive Officer certification pursuant to Rule 13a-14 or 15d-14

         31.2 Chief Financial Officer certification pursuant to Rule 13a-14 or 15d-14

         32.1   Chief  Executive  Officer  certification  pursuant  to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2   Chief  Financial  Officer  certification  pursuant  to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended June 30, 2003.

              Current report on Form 8-K relating to the Company making available unaudited supplemental data regarding its operations for the quarter ended March 31, 2003, dated May 14, 2003.

              Current report on Form 8-K relating to a press release issued by the Company reporting its financial results for the first quarter ended March 31, 2003, dated May 14, 2003.

              Current report on Form 8-K relating to filing exhibits for the five-year 3.98% fixed interest rate swap transaction dated January 5, 2001, on a notional amount of $50 million and the three-year 3.64% fixed interest rate swap transaction dated February 5, 2001, on a notional amount of $100 million, dated June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date:  August 14, 2003              By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Managing Trustee, President
                                        and Chief Executive Officer


Date:  August 14, 2003              By: /s/Stuart A. Rothstein
                                        ----------------------
                                        Stuart A. Rothstein
                                        Chief Financial Officer and Chief
                                        Accounting Officer