Form 10-Q
period 2003-09-30
CHARTER MUNICIPAL MORTGAGE ACCEPTANCE CO
filed 2003-11-14
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2003


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____


Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes X   No ____

                               PART I - FINANCIAL

Item 1.  Financial Statements

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                        ================= =================
                                                                         September 30,     December 31,
                                                                                  2003             2002
                                                                        ----------------- -----------------
                                                                          (Unaudited)

ASSETS
Revenue bonds-at fair value                                                   $1,712,897         $1,579,590
Other investments                                                                 39,908             44,096
Mortgage servicing rights                                                         32,803             35,595
Cash and cash equivalents                                                         83,115             13,699
Cash and cash equivalents-restricted                                              84,005             46,785
Interest receivable - net                                                         10,019              9,020
Promissory notes and mortgages receivable                                         17,636             53,278
Deferred costs - net of amortization of $11,495 and $8,451                        55,125             48,693
Goodwill                                                                           5,560              4,793
Other intangible assets - net of amortization of
   $2,107 and $1,750                                                              10,959             11,316
Other assets                                                                       6,388              6,003
                                                                              ----------         ----------

Total assets                                                                  $2,058,415         $1,852,868
                                                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                                    $   863,621        $   671,659
   Preferred shares of subsidiary (subject to mandatory
      repurchase)                                                                273,500                 --
   Notes payable                                                                  83,695             68,556
   Interest rate hedges                                                            3,453              5,504
   Accounts payable, accrued expenses and other liabilities                       14,041             32,378
   Deferred income                                                                14,067              8,998
   Due to Manager and affiliates                                                   3,965              4,126
   Deferred tax liability                                                          6,567             10,790
   Distributions payable                                                          20,936             19,020
                                                                              ----------         ----------

Total liabilities                                                              1,283,845            821,031
                                                                               ---------         ----------

Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                                        --            273,500
                                                                              ----------         ----------

Minority interest in consolidated subsidiary                                       5,788              4,822
                                                                              ----------         ----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners' equity - convertible CRA share-
      holders (6,074,767 and 3,835,002 shares, issued and
      outstanding in 2003 and 2002, respectively)                                112,412             58,174
   Beneficial owner's equity-manager                                               1,130              1,126
   Beneficial owners' equity-other common shareholders
      (100,000,000 shares authorized; 42,089,694 shares issued
      and 42,081,294 outstanding and 41,168,618
      shares issued and 41,160,218 outstanding in
      2003 and 2002, respectively)                                               608,539            604,496
   Treasury shares of beneficial interest (8,400 shares)                            (103)              (103)
   Accumulated other comprehensive income                                         46,804             89,822
                                                                              ----------         ----------
Total shareholders' equity                                                       768,782            753,515
                                                                              ----------         ----------

Total liabilities and shareholders' equity                                    $2,058,415         $1,852,868
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



                                                    =============================     ============================
                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                    -----------------------------     ----------------------------
                                                        2003           2002               2003           2002
                                                    -------------- --------------     -------------- -------------

Revenues:
   Interest income:
     Revenue bonds                                   $   30,353     $   22,819          $   83,528    $   67,764
     Other interest income                                  686          1,141               2,342         4,189
     Promissory notes                                        82            166                 363           489
   Mortgage banking fees                                    898            594               3,072         3,644
   Mortgage servicing fees                                2,273          2,050               6,639         5,912
   Other income                                           1,556          1,314               5,033         2,949
                                                      ---------      ---------           ---------     ---------
   Total revenues                                        35,848         28,084             100,977        84,947
                                                      ---------      ---------           ---------     ---------

Expenses:
   Interest expense                                       4,889          3,850              13,592        11,634
   Interest expense - distributions to
     preferred shareholders of subsidiary                 4,724             --              14,173            --
   Recurring fees - securitizations                       1,039            811               3,021         2,289
   Bond servicing                                         1,123            875               3,185         2,519
   General and administrative                             6,550          4,166              17,477        14,939
   Depreciation and amortization                          2,242          2,024               6,844         6,024
   Loss on impairment of revenue bonds                    1,758            532               1,758           532
                                                      ---------      ---------           ---------     ---------

      Total expenses                                     22,325         12,258              60,050        37,937
                                                      ---------      ---------           ---------     ---------

Income before gain on repayment of revenue
   bonds, sale of loans and equity in earnings
   of ARCap                                              13,523         15,826              40,927        47,010

Equity in earnings of ARCap                                 555            555               1,665         1,664

Gain on sales of loans                                      444          1,465               2,994         7,871

Gain on repayment of revenue bonds                          557             --               2,797         3,979
                                                      ---------      ---------           ---------     ---------

Income before allocation to preferred
   shareholders of subsidiary and minority
   interest                                              15,079         17,846              48,383        60,524

   Income allocated to preferred shareholders
   of subsidiary                                             --         (4,724)                 --       (12,541)

   (Income) loss allocated to minority interest             147           (124)                186          (377)
                                                      ---------      ---------           ---------     ---------

Income before benefit (provision) for income
   taxes                                                 15,226         12,998              48,569        47,606

   Benefit (provision) for income taxes                     689            656               3,453          (983)
                                                      ---------      ---------           ---------     ---------

Net income                                           $   15,915     $   13,654          $   52,022    $   46,623
                                                      =========      =========           =========     =========

Allocation of net income to:
   Special distribution to Manager                   $    1,583     $    1,294          $    4,453    $    3,622
                                                      =========      =========           =========     =========
   Manager                                           $        2     $      124          $        5    $      430
                                                      =========      =========           =========     =========
   Common shareholders                               $   12,727     $   11,327          $   43,132    $   40,266
   Convertible CRA shareholders                           1,603            909               4,432         2,305
                                                      ---------      ---------           ---------     ---------
      Total for shareholders                         $   14,330     $   12,236          $   47,564    $   42,571
                                                      =========      =========           =========     =========

Net income per share
   Basic                                             $     0.31     $     0.28          $     1.05    $     1.01
                                                      ---------      ---------           ---------     ---------
   Diluted                                           $     0.31     $     0.28          $     1.04    $     1.01
                                                      ---------      ---------           ---------     ---------

Weighted average shares
outstanding:

   Basic                                             46,331,385     44,209,982          45,484,538    42,030,318
                                                     ==========     ==========          ==========    ==========
   Diluted                                           46,366,342     44,282,733          45,517,942    42,099,407
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



                                             Beneficial
                                           Owners' Equity Beneficial   Beneficial     Treasury                Accumulated
                                           - Convertible   Owner's   Owners' Equity- Shares of                   Other
                                                CRA        Equity -   Other Common   Beneficial Comprehensive Comprehensive
                                            Shareholders   Manager    Shareholders    Interest     Income     Income (Loss) Total
                                            ------------   -------    ------------    --------     ------     ------------  -----


Balance at January 1, 2003                    $  58,174   $  1,126     $604,496        $(103)                  $  89,822   $753,515
Comprehensive income:
 Net income                                       4,432      4,458       43,132                   $  52,022                  52,022
                                                                                                   --------
 Other comprehensive gain (loss):
     Net unrealized gain on interest rate
        derivatives                                                                                   2,073
     Net unrealized loss on revenue bonds:
     Unrealized holding loss arising during
        the period                                                                                  (42,294)
     Less: Reclassification adjustment for
        net loss included in net income                                                              (2,797)
                                                                                                   --------
 Total other comprehensive loss:                                                                    (43,018)     (43,018)   (43,018)
                                                                                                   --------
 Total comprehensive income                                                                       $   9,004
                                                                                                   ========
Issuance of Convertible CRA Shares               53,783                                                                      53,783
Options exercised                                                         2,456                                               2,456
Distributions                                    (3,977)    (4,454)     (41,545)                                            (49,976)
                                              ---------   --------     --------         ----                    --------    -------

Balance at September 30, 2003                  $112,412   $  1,130     $608,539        $(103)                  $  46,804   $768,782
                                                =======    =======      =======         ====                    ========    =======

                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                ==================================
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                ----------------------------------
                                                                                     2003              2002
                                                                                ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   52,022       $   46,623
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Gain on repayment of revenue bonds                                                  (2,797)          (3,979)
   Loss on impairment of revenue bonds                                                  1,758              532
   Other amortization                                                                   2,062              815
   Amortization of other intangible assets                                                357              357
   Amortization of bond selection costs                                                 1,587            1,354
   Amortization of mortgage servicing rights                                            4,688            4,944
   Distributions to preferred shareholders of subsidiary                               14,173               --
   Income allocated to preferred shareholders
      of subsidiary                                                                        --           12,541
   Equity in earnings of ARCap, in excess of
      distributions received                                                               --             (104)
   Increase in mortgage servicing rights                                               (1,897)          (7,498)
   Increase in provision for loss under FNMA DUS
      product line                                                                         --              596
   Income (loss) allocated to minority interest                                          (186)             377
   Issuance of shares of subsidiary - compensation expense                              1,152              498
   Decrease in mortgages receivable                                                    28,439               --
   Changes in operating assets and liabilities:
      Interest receivable                                                              (1,042)          (1,191)
      Other assets                                                                      3,257              (64)
      Deferred income                                                                   5,099            4,809
      Accounts payable, accrued expenses and
         other liabilities                                                            (18,339)           1,774
      Deferred tax liability                                                           (4,223)             143
      Due to Manager and affiliates                                                      (340)             156
      Fair value of interest rate cap                                                      22             (100)
                                                                                    ---------        ---------
Net cash provided by operating activities                                              85,792           62,583
                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayments of revenue bonds                                           72,276           86,130
   Periodic principal payments of revenue bonds                                        12,793            4,179
   Proceeds from repayment of note                                                         --            6,600
   Purchase/advances to revenue bonds                                                (265,796)        (279,018)
   Other investments                                                                    4,188           (5,263)
   Increase in deferred bond selection costs                                           (6,928)          (6,629)
   Increase in promissory notes                                                            --           (3,409)
   Increase in cash and cash equivalents - restricted                                 (37,219)         (41,726)
   Decrease in notes receivable                                                            --           10,562
   Goodwill                                                                              (767)          (2,983)
   Loans made to properties                                                            (1,879)              --
   Principal payments received from loans
      made to properties                                                                9,082            1,939
                                                                                     --------         --------
Net cash used in investing activities                                                (214,250)        (229,618)
                                                                                     --------         --------


                                   Continued

                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                ==================================
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                     2003              2002
                                                                                ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to the Manager and Common
      shareholders                                                                   (44,232)          (39,319)
   Distributions paid to preferred shareholders
      of subsidiary                                                                  (14,173)          (11,510)
   Distributions paid to Convertible CRA
      shareholders                                                                    (3,617)           (1,732)
   Proceeds from financing arrangements                                              192,699            54,500
   Principal repayments of financing arrangements                                       (737)          (67,282)
   Increase (decrease) in notes payable                                               15,139           (10,562)
   Increase in deferred costs relating to the
      Private Label Tender Option Program                                               (554)             (636)
   Options exercised and stock compensation                                            2,426                --
   Issuance of Convertible CRA Shares                                                 53,783                --
   Issuance of common shares                                                              --            92,353
   Retirement of Convertible CRA Shares                                                   --            22,938
   Issuance of preferred stock of subsidiary                                              --            55,000
   Increase in deferred costs relating to the
      preferred shares offering                                                           --            (2,068)
   Increase in other deferred costs                                                   (2,860)           (2,002)
                                                                                  ----------        ----------
Net cash provided by financing activities                                            197,874            89,680
                                                                                    --------         ---------

Net increase (decrease) in cash and cash equivalents                                  69,416           (77,355)
Cash and cash equivalents at the
   beginning of the period                                                            13,699           105,364
                                                                                   ---------          --------
Cash and cash equivalents at the
   end of the period                                                              $   83,115        $   28,009
                                                                                   =========         =========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                  $   28,600        $   21,757
                                                                                   =========         =========
   Taxes paid                                                                     $      135        $      582
                                                                                   =========         =========


          See accompanying notes to consolidated financial statements.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE 1 - General

Charter Municipal Mortgage Acceptance Company ("CharterMac"), along with its consolidated subsidiaries (the "Company"), is a Delaware statutory trust principally engaged in the acquisition and ownership (directly or indirectly) of tax-exempt multifamily housing revenue bonds ("Revenue Bonds") and other investments that produce tax-exempt income, issued by various state or local governments, agencies, or authorities. The Company is also engaged in providing credit enhancements and certain other guarantees, and originates loans for multifamily housing through its subsidiary PW Funding Inc. ("PWF"). Revenue Bonds are primarily secured by participating and non-participating first mortgage loans on underlying properties ("Underlying Properties"). In some cases the Company also acquires smaller taxable loans in conjunction with acquiring a Revenue Bond.

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

On December 18, 2002, the Company announced it had entered into an agreement to acquire 100% of the ownership interests in and substantially all of the businesses operated by Related (other than specific excluded interests which will be retained by the principals of Related). The acquisition will enable the Company to terminate its outside management agreement with the Manager and to become an internally-managed company. The annual meeting to vote on the acquisition of Related, originally scheduled for October 29, 2003, was rescheduled to November 17, 2003, due to the low number of votes received.

The consolidated financial statements include the accounts of CharterMac and five subsidiary statutory trusts which it controls: CM Holding Trust, CharterMac Equity Issuer Trust, CharterMac Origination Trust I, CharterMac Owner Trust I and Tax-Exempt Multifamily Housing Trust and one wholly-owned corporation, CM Corp. CM Corp. owns approximately 85% of the economics of and has voting control over PWF, which is also included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company", as hereinafter used, refers to Charter Municipal Mortgage Acceptance Company and its consolidated subsidiaries.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Significant Accounting Policies
-------------------------------

Investment in Revenue Bonds

The Company accounts for its investments in Revenue Bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") due to a provision in most of its Revenue Bonds under which the Company has a right to require redemption of the Revenue Bonds prior to their maturity, although it can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires the Company to classify these investments as "available-for-sale." Accordingly, investments in Revenue Bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the Revenue Bonds.

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

For certain Revenue Bonds, management believes that certain factors have impacted the near-term fair value. In these instances, the Revenue Bonds are valued at either the outstanding face amount of the bond or management's estimate of the fair value, whichever is lower.

Other Investments

Other investments include the following items:

   Investment in ARCap - The Company's preferred equity investment in ARCap Investors, L.L.C. ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies.

   Guaranteed Investment Contracts - The Company, through PWF, is participating in the Federal National Mortgage Association ("Fannie Mae") "Guaranteed Investment Agreement Rate Lock Loan Financing" program for properties which are in the construction phase. Under this program, Fannie Mae commits to a fixed interest rate on a permanent loan, which will be closed at the completion of the construction phase of the property. The rate lock forward commitment provided by Fannie Mae exists for a maximum period of twenty-four months. Fannie Mae loans the Company the amount of the future permanent loan, which is required to be deposited in a guaranteed investment contract during the construction phase. In exchange for such loan, the Company issues Fannie Mae a promissory note whose interest is paid from the interest on the guaranteed investment contract and the negative arbitrage paid by the borrower. The interest rate on the note is equivalent to the fixed rate committed to on the permanent loan. At the close of the construction phase, the Company unwinds the guaranteed investment contract to repay the note to Fannie Mae. The Company originates the permanent loan to the borrower at the rate locked amount, which is subsequently purchased from the Company by Fannie Mae. The Company has commitments from Fannie Mae under this program of approximately $5.2 million as of September 30, 2003.

   Temporary Investments - Temporary investments may consist of puttable floating option tax-exempt receipts, short-term senior securities which bear interest at a floating rate that is reset weekly and other short-term investments that generate tax-exempt and taxable interest income. These investments are recorded at cost, which is equal to market value.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks and investments in short-term instruments with an original maturity of three months or less. Certain amounts of cash and cash equivalents are restricted and serve as additional collateral for borrowings within our existing securitization programs.

Mortgage Banking Activities

PWF is an approved seller/servicer of multifamily mortgage loans for Fannie Mae, Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae"). For Fannie Mae, PWF is approved under the Delegated Underwriting and Servicing ("DUS") program. Under DUS, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire the mortgage loan based upon PWF's underwriting and PWF agrees to bear a portion of the risk of potential losses in the event of a default. Fannie Mae commitments may be made to acquire the mortgage loan for cash or in exchange for a mortgage-backed security backed by the mortgage loan. As a Program Plus lender for Freddie Mac, Freddie Mac agrees to acquire for cash from PWF loans for which PWF has issued commitments. Ginnie Mae agrees to exchange FHA-insured mortgages originated by PWF for Ginnie Mae securities.

Mortgage loans originated for Fannie Mae, Freddie Mac or Ginnie Mae are closed in the name of PWF which uses corporate cash obtained by borrowing from a warehouse lender to fund the loans. Approximately a week to a month following closing of a loan, loan documentation and an assignment are delivered to Fannie Mae, Freddie Mac, Ginnie Mae, or a document custodian on its behalf, and the cash purchase price or mortgage-backed security is delivered to PWF. Cash is used to repay warehouse loans and mortgage-backed securities are sold pursuant to prior agreements for cash which is used to repay warehouse loans. PWF also underwrites and originates multifamily and commercial mortgages for insurance companies and banks.

PWF receives a fee ranging from 50bps to 100bps for its origination services, included in mortgage banking fees in the Consolidated Statements of Income. Neither the Company nor PWF retains any interest in any of the mortgage loans, except for MSRs and certain liabilities under the loss-sharing arrangement with Fannie Mae.

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

The Company has two areas of loss exposure related to its lending activities. First, while a loan is recorded on the balance sheet, there is exposure to potential loss if a loan becomes impaired and defaults. Second, the Company has exposure to loss due to its retention of a portion of credit risk within its servicing contract under the Fannie Mae DUS program.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


When a loan is owned by PWF and recorded on the balance sheet, PWF identifies loans that are impaired and evaluates the allowance for loss on a specific loan basis for losses believed to currently exist in the recorded loan portfolio. An impaired loan is defined, as noted within accounting guidance, when contractual payments are not made. PWF's primary tool for determining which loans are likely to currently have a loss associated with them is to evaluate the debt service coverage ratio based on PWF's historical experience of similar properties and the frequency of such losses. Loans that are impaired and specific loans that are not impaired but have debt service coverage ratios below a certain threshold as having a high likelihood of future foreclosure and currently have an existing loss, are evaluated. The estimate of currently existing loss, includes the estimated severity of the loss which would include any advances made or existing property loss. Property maintenance costs (when foreclosure occurs) are expensed when incurred and not included in the loss estimate. However, as most loans are sold very quickly after origination, there typically is not a significant amount of loan loss allowance recorded.

The Company has exposure to loss due to its retention of a portion of credit risk within PWF's servicing contract under the Fannie Mae DUS program. For loans which have been sold as commercial mortgage-backed securities for which PWF retains the servicing under Fannie Mae's DUS program, PWF's share of loss is associated with the servicing contract and determined in accordance with the loss sharing provisions under the program. Prior to the issuance of Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), because the loss sharing on these serviced loans was associated with the servicing contract, they are valued within the servicing right and the anticipated cash flows that are associated with such servicing activities. The Com-pany has determined that these potential losses are guarantees under the definition of FIN 45 and therefore, will record an asset and a corresponding liability based on the Company's estimate of the portion of the servicing cash flows deemed to represent compensation to the Company for its guarantee for loans originated on/or after January 1, 2003. On an ongoing basis, the Company will account for the asset by offsetting cash received for the guarantee against the asset and crediting interest income for the change in asset due to the passage of time. The portion of the liability representing an accrual for probable losses under SFAS No. 5, "Accounting for Contingencies" ("FAS 5") will be adjusted as loss estimates change; the portion representing the Company's willingness to stand by as guarantor will be amortized over the expected life of the guarantee.

The components of the change in MSRs are as follows:

     Servicing Assets                                      (Dollars in millions)
     ---------------------------------------------------  ----------------------

     Balance at December 31, 2002                                   $35.5
     MSR's capitalized during the nine
        months ended September 30, 2003                               4.3
     Amortization                                                    (4.6)
     Increase in reserves                                            (2.4)
                                                                   -------
     Balance at September 30, 2003                                  $32.8
                                                                     ====

     Reserve for Loan Loss Reserves of
     Servicing Assets
     ---------------------------------------------------

     Balance at December 31, 2002                                  $  4.3
     Additions                                                        2.4
                                                                    -----
     Balance at September 30, 2003                                 $  6.7
                                                                    =====

The estimated fair values of the MSRs were $37.8 million and $36.7 million, at September 30, 2003 and December 31, 2002, respectively.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


The significant assumptions used by the third party valuation firm in estimating the fair value of the servicing assets at September 30, 2003 were as follows:



                                                    Fannie Mae              FHA             Freddie Mac
                                                   ---------------      --------------     ---------------
Weighted average discount rate                         17.07%              16.86%             16.99%
Weighted average pre-pay speed                         12.12%              10.58%             15.09%
Weighted average lockout period                       56 months          31 months           73 months
Cost to service loans                                  $2,493              $1,365             $1,942
Acquisition cost (per loan)                            $1,500              $  471             $1,480

Revenue Recognition

The Company derives its revenues from a variety of investments and guarantees, summarized as follows:

     Interest Income from Revenue Bonds - Interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured. Participating interest is recognized when received. Interest income from Revenue Bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts. Certain construction Revenue Bonds carry different interest rates during the construction and permanent financing periods. In these cases, the Company calculates the effective yield on the Revenue Bond and uses that rate to recognize interest income over the life of the bond.

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

     Equity in Earnings of ARCap - The Company's equity in the earnings of ARCap is accrued at the preferred dividend rate of 12% on the preferred shares held by the Company, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

     Construction Service Fees - The Company receives fees, in advance, from borrowers for servicing Revenue Bonds during the construction period. These fees are deferred and amortized into other income over the anticipated construction period.

     Credit Enhancement and Guarantee Fees - The Company receives fees for providing credit enhancement and for backing up primary guarantors' obligations to guarantee agreed upon internal rates of return to the investors in programs sponsored by Related (see Note 5). The credit enhancement fees are received monthly and recognized in other income when received. The guarantee fees are deferred and recognized in other income on a prorata basis over the guarantee periods.

     Mortgage Banking Fees - PWF fees earned for arranging financings under the Fannie Mae DUS product line on behalf of Freddie Mac, insurance companies and banks or other lenders are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan is fixed.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


     Mortgage Servicing Fees - PWF receives fees for servicing the loans it has originated or purchased. This income is recognized on an accrual basis over the estimated life of the loans being serviced.

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

Costs incurred in connection with the issuance of cumulative preferred shares of the Equity Issuer Trust subsidiary, such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight line method over the period to the mandatory repurchase date of the shares, approximately 50 years. Costs incurred in connection with the issuance of Convertible Community Reinvestment Act ("CRA") Shares, such as legal, accounting, documentation and other direct costs, have been accounted for as an offset to beneficial owners' equity of such shares.

Financial Risk Management and Derivatives

The Company has entered into two interest rate swaps, an interest rate cap and several forward commitments, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted. The Company designated the two interest rate swaps as cash flow hedges on the variable interest payments in the floating rate financing (described in Note 8). Accordingly, the interest rate swaps are recorded at their respective fair market value each accounting period, with changes in market value being recorded in other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. These hedges have been highly effective, so there has been no ineffectiveness included in earnings. The interest rate cap, although designed to mitigate the Company's exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income. The forward commitments (see Note 7) create derivative instruments under SFAS 133, which have been designated as cash flow hedges of the anticipated funding of the Revenue Bonds, and will be recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded.

Fair Value of Financial Instruments

As described above, the Company's investments in Revenue Bonds, its MSRs and its liability under the interest rate derivatives are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at September 30, 2003 and December 31, 2002.

Income Taxes

Effective July 1, 2001, the Company began operation of a new wholly-owned, taxable subsidiary -- CM Corp., which on December 31, 2001, purchased PWF. CM Corp. will conduct most of the Company's taxable business, including fee-generating activities in which the Company may engage and provide management services to CharterMac and its other subsidiaries. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

In November 2002, the FASB issued FIN 45. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of this FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company entered into one credit enhancement transaction and two yield guarantee transactions prior to December 31, 2002. The fee for the credit enhancement transaction is received monthly and recognized as income when due. The fees for the yield guarantee transactions, received in advance, were deferred and amortized over the guarantee periods. During the third quarter of 2003, the Company entered into its second yield guarantee transaction. The Company believes the fee received for this guarantee approximates the fair value of the obligation undertaken in issuing the guarantee and has recorded a liability included in deferred income equal to the fair value of the obligation.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB statement No. 123. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation. Because the Company accounts for its share options using the fair value method, implementation of this statement did not have an impact on the Company's consolidated financial statements. The Company has adopted the provisions of SFAS No. 123 for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provision of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company is required to apply its provisions to any existing variable interests in variable interest entities beginning December 31, 2003. The Company does not believe that it currently has any variable interests in variable interest entities requiring consolidation, however, the Company is evaluating whether such variable interests may exist should the proposed acquisition of Related be completed.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Pursuant to SFAS No. 150, on July 1, 2003 the Company classified the $273.5 million previously shown in the "mezzanine" (between liabilities and equity) in the consolidated balance sheets as "preferred shares of subsidiary subject to mandatory redemption" into the liability section, and the dividends paid on such shares (approximately $4.7 million and $14.1 million for the three and nine month periods ended September 30, 2003) has been classified as interest expense; dividends related to prior periods continue to be classified as income allocated to preferred shareholders of subsidiary.

NOTE 2 - Revenue Bonds

Total interest income from Revenue Bonds, including participating interest, was approximately $83,528,000 and $67,764,000, for the nine months ended September 30, 2003 and 2002, which represents an average annual yield of 7.14% and 7.48% based on weighted average face amounts of approximately $1,559,869,000 and $1,208,528,000, respectively.

The amortized cost basis of the Company's portfolio of Revenue Bonds at September 30, 2003 and December 31, 2002 was $1,662,600,968 and $1,484,202,610,
respectively. The net unrealized gain on Revenue Bonds in the amount of $50,296,031 at September 30, 2003 consisted of gross unrealized gains and losses of $58,888,083 and $8,592,052, respectively. The net unrealized gain on Revenue Bonds of $95,387,390 at December 31, 2002 consisted of gross unrealized gains and losses of $100,964,090 and $5,576,700, respectively.

The following is a table summarizing the maturity dates of the Company's Revenue Bonds.


                                                Outstanding                            Weighted Average
          (Dollars in thousands)                Bond Amount         Fair Value          Interest Rate
-----------------------------------------------------------------------------------------------------------
Due in less than one year                    $        3,174      $        2,982               9.22%
Due between one and five years                       30,994              30,086               6.81%
Due after five years                              1,640,859           1,679,829               7.02%
-----------------------------------------------------------------------------------------------------------
                 Total                           $1,675,027          $1,712,897               7.02%
-----------------------------------------------------------------------------------------------------------

All of the Company's Revenue Bonds have fixed interest rates.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


2003 Transactions
-----------------

The following table summarizes the Company's acquisition activity for the nine months ended September 30, 2003.


                                                                          Weighted        Weighted
                                                           Aggregate       Average         Average      Number of
                                                           Purchase     Construction      Permanent      Revenue
(Dollars in thousands)                   Face Amount         Price      Interest Rate   Interest Rate     Bonds
-------------------------------------------------------------------------------------------------------------------
Non-participating Revenue Bonds
Construction/rehabilitation
   properties                              $265,796           $271,512      5.98%           6.37%          33

During the nine months ended September 30, 2003 the Company advanced additional funds of approximately $11,320,000 to Revenue Bonds which were previously acquired.

During the nine months ended September 30, 2003, nine Revenue Bonds were repaid. The Company received net proceeds of approximately $72.3 million. The bonds had a net carrying value of approximately $69.5 million, resulting in a gain of approximately $2.8 million.

The original developer of Waterford Place Phase II, is in the process of divesting its assets and unwinding its business, which triggered defaults under the Company's guarantees with the developer. Additionally, the Company has determined there has been a softening of this market. The equity investor, an affiliate of the Manager, has agreed to release and transfer its ownership to a nominee of the Company, who will foreclose on the underlying property. The Company has determined this bond is impaired, has stopped accruing interest, and wrote down the bond to its estimated fair value of approximately $900,000, taking a loss on impairment of approximately $1.8 million during the quarter ended September 30, 2003. The Company determined the fair value of the property as equal to the appraised value of the land plus the cost of certain improvements made to date, discounted for the softening in the market.

During the second quarter of 2001, the borrowers of Lexington Trails failed to make the regular interest payments. As a result, the Company determined the bond was impaired, has stopped accruing interest, and wrote down the bond to its estimated fair value of approximately $5.5 million and took a loss on impairment of $400,000. During the fourth quarter of 2001, the Company caused the trustee, for the benefit of the Company, to foreclose on the underlying property. During the fourth quarter of 2002, the Company began marketing the underlying property for sale, and the Company wrote this bond down to its estimated fair value of $4.5 million resulting in a recorded loss of $932,000. The Company continues to actively pursue the disposition of this property.

NOTE 3 - Deferred Costs

The components of deferred costs are as follows:


                                                                                 (Dollars in thousands)
                                                                             September 30,           December 31,
                                                                                 2003                   2002
                                                                           ---------------       ------------------

Deferred bond selection costs (1)                                            $  40,871              $  34,810
Deferred financing costs                                                         8,584                  8,030
Deferred costs relating to the issuance of preferred
   shares of subsidiary                                                         10,445                 10,445
Deferred costs relating to acquisition of Related                                3,945                  2,483
Other deferred costs                                                             2,775                  1,376
                                                                               -------              ---------
                                                                                66,620                 57,144

Less: Accumulated amortization                                                 (11,495)                (8,451)
                                                                              --------              ---------

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)




                                                                             $  55,125              $  48,693
                                                                              ========               ========

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

During 2002 and the nine months ended September 30, 2003, the Company, pursuant to the original acquisition agreement, paid approximately $3.0 and $.7 million, respectively, in "true-up" payments representing payments due to the original PWF stockholders which was recorded as additional goodwill during the fourth quarter of 2002 and the first nine months of 2003. These true-up payments were based on i) the increase in the value of MSRs due to certain loans closing, ii) positive changes between PWF's audited balance sheet used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and iv) forward conversions of loans previously committed. The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

The following table provides further information regarding the Company's intangible assets:



                                                                (Dollars in thousands)
                                                   Other Identifiable         PWF
                                                   Intangible Assets        Licenses             Total
                                                ----------------------------------------------------------

Balance at December 31, 2002                              $  4,427            $  8,639           $ 13,066
Accumulated amortization                                    (1,750)                  -             (1,750)
                                                           -------             -------            -------
Net balance at December 31, 2002                             2,677               8,639             11,316
Amortization expense                                           357                   -                357
                                                           -------             -------            -------
Balance at September 30, 2003                              $ 2,320            $  8,639           $ 10,959
                                                            ======             =======            =======
Amortization expense for the nine months
   ended September 30, 2003                                $   357             $     -           $    357
                                                           =======              ======            =======
Estimated amortization expense per year for
   next five years                                         $   477             $     -           $    477
                                                           =======              ======            =======

The amortization is included as a reduction to Revenue Bond interest income.

The amount indicated as goodwill in the accompanying consolidated financial statements as of September 30, 2003 is related to the acquisition, on December 31, 2001 of PWF. This amount represents goodwill under SFAS 142, and therefore, is not being amortized. In accordance with SFAS 142, the Company tested this goodwill for impairment during the fourth quarter of 2002 and determined there was no impairment. The Company will perform the required annual impairment test in the fourth quarter of 2003.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

Pursuant to the terms of the Management Agreements, the Manager is entitled to receive the fees and other compensation set forth below:

Fees/Compensation*                      Amount
------------------                      ------
Bond Selection  Fee                     2.00% of the face  amount of each  asset
                                        invested in or acquired by CharterMac or
                                        its subsidiaries.
Special Distributions/Investment        0.375%  per annum of the total  invested
Management Fee                          assets    of     CharterMac    or    its
                                        subsidiaries.
Loan Servicing Fee                      0.25% per annum based on the outstanding
                                        face  amount of revenue  bonds and other
                                        investments  owned by  CharterMac or its
                                        subsidiaries.
Operating Expense Reimbursement         For  direct  expenses  incurred  by  the
                                        Manager  in  an  amount  not  to  exceed
                                        $1,027,206   per   annum   (subject   to
                                        increase    based   on    increases   in
                                        CharterMac's   and   its   subsidiaries'
                                        assets  and to  annual  increases  based
                                        upon  increases  in the  Consumer  Price
                                        Index).
Incentive Share Options                 The  Manager  may  receive   options  to
                                        acquire    additional    Common   Shares
                                        pursuant  to the Share  Option Plan only
                                        if  CharterMac's  distributions  in  any
                                        year exceed $0.9517 per Common Share and
                                        the Compensation  Committee of the Board
                                        of  Trustees  determines  to grant  such
                                        options.
Liquidation Fee                         1.50% of the  gross  sales  price of the
                                        assets sold by CharterMac in connection with a liquidation of CharterMac assets supervised by the Manager.

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

The term of each of the management agreements is one year. The management agreements may be renewed, subject to evaluation of the performance of the Manager by CharterMac's Board of Trustees. Both agreements may be terminated (i) without cause by the Manager; or (ii) for cause by a majority of CharterMac's Board of Trustees, in each case without penalty and each upon 60 days prior written notice to the non-terminating party. The management agreements which were due to expire on September 30, 2003 were renewed for the earlier of the date the acquisition of Related is completed or December 31, 2003.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


The costs, expenses and the special distributions incurred to the Manager and its affiliates for the three and nine months ended September 30, 2003 and 2002 were as follows:


                                                            Three Months Ended             Nine Months Ended
                                                              September 30,                  September 30,
                                                        -------------------------      ------------------------
                                                          (Dollars in thousands)         (Dollars in thousands)
                                                        -------------------------      ------------------------
                                                           2003            2002           2003           2002
                                                        ---------     -----------      ---------      ---------
Bond selection fees                                      $  2,670       $  1,681        $  5,274       $  5,662
Special distribution/Investment
   management fee                                           1,690          1,336           4,712          3,747
Bond servicing                                              1,123            875           3,185          2,519
Expense reimbursement                                         269            200             748            547
                                                         --------       --------        --------       --------
                                                         $  5,752       $  4,092         $13,919        $12,475
                                                          =======        =======          ======         ======

Certain of the Revenue Bonds held by the Company are supported by various guarantees including, but not limited to, construction and operating guarantees from affiliates of the Manager.

On September 24, 2003, the Company completed its second yield guarantee transaction, agreeing to back up a primary guarantor's obligation to guarantee an agreed-upon internal rate of return ("IRR") to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series B ("RCGCP - Series B"). RCGCP - Series B is a fund sponsored by Related, which is an affiliate of the Manager.

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

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

During the nine months ended September 30, 2003, 137,943 of the Company's stock options were exercised.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


                                                   (Dollars in thousands)                         (Dollars in thousands)
                                            Three Months Ended September 30, 2003           Nine Months Ended September 30, 2003
                                        -------------------------------------------      -------------------------------------------
                                            Income         Shares        Per Share          Income         Shares       Per Share
                                           Numerator     Denominator       Amount          Numerator     Denominator      Amount
                                        ---------------  -----------     ----------      ------------    -----------    ----------

Net income allocable to share-
   holders (Basic EPS)                   $       14,330  46,331,385       $    .31         $   47,564     45,484,538     $   1.05
                                                                           =======                                        =======
   Effect of dilutive securities
      125,566 share options                          --      34,957                                --        33,404
                                          -------------  ----------                         ---------     ---------
   Diluted net income allocable to
      shareholders (Diluted EPS)         $       14,330  46,366,342       $    .31         $   47,564     45,517,942     $   1.04
                                          =============  ==========        =======          =========     ==========      =======

                                                   (Dollars in thousands)                         (Dollars in thousands)
                                            Three Months Ended September 30, 2003           Nine Months Ended September 30, 2003
                                        -------------------------------------------      -------------------------------------------
                                            Income         Shares        Per Share          Income         Shares       Per Share
                                           Numerator     Denominator       Amount          Numerator     Denominator      Amount
                                        ---------------  -----------     ----------      ------------    -----------    ----------

Net income allocable to share-
   holders (Basic EPS)                   $       12,236  44,209,982       $    .28         $   42,571     42,030,318     $   1.01
                                                                           =======                                        =======
   Effect of dilutive securities
     223,509 stock options                           --      72,751                                --        69,089
                                          -------------  ----------                         ---------     ---------
Diluted net income allocable to
   shareholders (Diluted EPS)            $       12,236  44,282,733       $    .28         $   42,571     42,099,407     $   1.01
                                         ==============  ==========        =======          =========    ===========      =======



*  Includes Common and Convertible CRA Shares.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE 7 - Commitments and Contingencies

Litigation

On October 24, 2003, the New York Supreme Court for Nassau County issued a final judgment approving the stipulation of compromise and settlement of the class and derivative action entitled Dulitz v. Hirmes, which had challenged certain aspects of the Company's acquisition of Related. Pursuant to that settlement, certain terms of the acquisition will be modified, as fully detailed in the Company's proxy statement that was previously mailed to shareholders and filed with the Commission on September 5, 2003, together with the Notice of Pendency of Class and Derivative Action.

Although the defendants in the action denied all wrongdoing and believe they had meritorious defenses, the settlement eliminates the cloud of litigation over the acquisition in connection with Dulitz and provides the Company and its shareholders with certain benefits described in the proxy statement and Notice. The Court also approved an award pursuant to the settlement of $400,000 for attorney's fees and expenses payable by the Company to the plaintiff's attorneys.

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

The DUS program is Fannie Mae's principal loan program. Under the Fannie Mae DUS Product Line, the Company, through PWF, originates, underwrites and services mortgage loans on multifamily residential properties and sells the project loans directly to Fannie Mae. The Company assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III. At September 30, 2003, all of the Company's loans consisted of Level I loans. For such loans, the Company is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae bears any remaining loss.

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

The Company maintains an accrued liability for probable losses under FAS 5 for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At September 30, 2003, that liability was approximately $6.7 million, which the Company believes represents its probable liability at this time. Unlike loans originated

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


for Fannie Mae, The Company does not share the risk of loss for loans PWF originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet National Bank ("Fleet"), guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

PWF maintains, as of September 30, 2003, treasury notes of approximately $5.6 million and a money market account of approximately $209,000, which is included in restricted cash and securities in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $5.7 million.

Due to the nature of PWF's mortgage banking activities, PWF is subject to supervision by certain regulatory agencies. Among other things, these agencies require PWF to meet certain minimum net worth requirements, as defined. PWF met these requirements for all agencies, as applicable, as of September 30, 2003.

At September 30, 2003, PWF had commitments of approximately $18.5 million to six borrowers.

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

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of September 30, 2003, the credit enhanced pool of properties are performing according to their contractual obligations and the Company does not anticipate any losses to be incurred on its guaranty. Should the Company's analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Fees related to the credit enhancement transaction for the three and nine months ended September 30, 2003, included in other income, were approximately $250,673 and $874,482, respectively. Income is recognized monthly as the monthly fees are received.

Yield Guarantee Transactions

On September 24, 2003, the Company entered into two agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed-upon IRR for a pool of 14 multifamily properties each owned by a local partnership which in turn, is majority-owned by RCGCP - Series B for which the Company will receive two guarantee fees totaling approximately $5.9 million.

The transaction was structured as two separate guarantees, one primarily guaranteeing the IRR through the lease-up phase of the properties and the other guaranteeing the IRR through the operating phase of the properties. The fee for the first guarantee, in the amount of approximately $3.6 million, was paid in September 2003 at closing. The fee for the second guarantee will be paid in two installments. The first installment, in the amount of approximately $1.7 million, will be paid in

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


July 2004, and the final installment, in the amount of approximately $562,000, will be paid in January 2005. These fees will be recognized in income on a straight line basis over the period of the respective guarantees. The total potential liability to the Company pursuant to these guarantees is approximately $74 million. The Company has analyzed the expected operations of the underlying properties and believes there is no risk of loss at this time. Should the Company's analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material.

Of the 14 local partnerships, 13 financed their properties with the proceeds of Revenue Bonds acquired by an affiliate of CharterMac. In connection with the transaction, the Primary Guarantor required that those Revenue Bonds be deposited into a trust pursuant to which the Revenue Bonds were divided into senior and subordinated interests with 50% of each Revenue Bond being subordinated. The Company has financed the senior trust interest as part of the Merrill Lynch P-FloatsSM/RitesSM program. The subordinate trust interests are being used as collateral in other of the Company's financing programs.

In connection with the transaction, the Company posted $14.5 million of Revenue Bonds as collateral to the Primary Guarantor in the form of either cash or Revenue Bonds.

On July 18, 2002, the Company entered into two agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed-upon IRR for a pool of 11 multifamily properties each owned by a local partnership which in turn, is majority-owned by RCGCP.

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

The structure of the guaranteed transaction that closed on July 18, 2002, was reorganized on September 24, 2003, to conform to the structure of the Company's second guaranteed transaction, which simultaneously closed on September 24, 2003. The new structure requires the Company to subordinate 50% of each of the Revenue Bonds it acquired that are secured by the properties involved in that transaction. The Senior and the Junior Certificates are available to the Company to be used as collateral in the Company's securitization programs. Before the restructuring, the Company only subordinated 25% of the Revenue Bonds. In connection with this transaction, the Company was able to lower the required collateral posted to the Primary Guarantor from $18.2 million to $11.0 million.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Revenue Bond Forward Transactions

During July 2003, the Company entered into a transaction to purchase two series of Revenue Bonds related to a property named Middle Creek Village Apartments. Pursuant to the terms of the transaction, a third party, unrelated lender will advance funds to the developer, as needed, at a floating rate. At the earlier of stabilization or conversion to permanent financing, as long as completion is achieved, the Company is obligated to acquire Series A Revenue Bonds at a predetermined price and interest rate. The Company is only obligated to buy the Series B Revenue Bonds if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. The two forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the Revenue Bonds, and are recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded. The Series A Revenue Bond is expected to be approximately $15.8 million and the Series B Revenue Bond is expected to be $350,000, which combined represents the Company's maximum purchase commitment. At September 30, 2003, the fair value of these forward transactions is not significant.

During December 2002, the Company entered into two transactions related to two properties, Coventry Place and Canyon Springs. Pursuant to the terms of these transactions, the Company will provide credit support to the construction lender for project completion and Fannie Mae permanent loan conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert. Up until the point of completion, the Company will reimburse the construction lender for any draw on its construction letter of credit up to 40% of the stated amount of the letter of credit. Following completion, up until the project loan converts to permanent loan status, the Company will, should the need arise, reimburse the full amount of the letter of credit. The Company closely monitors these two properties, and believes there is no need currently, to provide for any potential loss. Should the Company's analysis of risk of loss change in the future, a provision for loss might be required; such provision could be material. The developer has also issued several guarantees to the construction lender, each of which would be called upon before the Company's guarantees, and each of which would be assigned to the Company should its guarantees be called. Once the construction loans convert to permanent loans, the Company is obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any. The subordinated bonds will bear interest at 10%. Under Fannie Mae guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

The Company's maximum exposure, related to these two transactions, is 40% of the stated amount of the letter of credit of approximately $27 million.

Also, during December 2002, the Company entered into two transactions related to properties known as Auburn Glenn and Cottonwood. Pursuant to the terms of the transactions, a third party, unrelated lender will advance funds to the developers, as needed, at a floating rate. At the completion of construction, the Company is obligated to acquire the permanent Revenue Bonds at a predetermined price and interest rate. The two forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the Revenue Bonds, and are recorded at fair value, with changes in fair value recorded in other comprehensive income until the Revenue Bonds are funded. The Revenue Bonds are expected to be $18.8 million for Auburn Glenn and $12.4 million for Cottonwood, which combined represents the Company's maximum purchase commitment. At September 30, 2003, the fair value of these forward transactions is not significant.

NOTE 8 - Financial Risk Management and Derivatives

The Company's Revenue Bonds generally bear fixed rates of interest, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly. The Company is also exposed to interest rate risks due to its borrowings under a $75 million warehouse facility with Fleet Securities, Inc. and Wachovia Securities, Inc. (the "Facility") (see Note 11). Various financial

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


vehicles exist which allow the Company's management to hedge against the impact of interest rate fluctuations on the Company's cash flows and earnings.

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

The average BMA rates for the nine months ended September 30, 2003 and 2002, were 1.02% and 1.35%, respectively. Net swap payments received by the Company, if any, will be taxable income to the Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

At September 30, 2003, these two interest rate swaps were recorded as a liability with a combined fair market value of approximately $3.5 million, included in interest rate hedges on the Consolidated Balance Sheets. Interest paid or payable under the terms of the swaps, of approximately $3,066,000, is included in interest expense.

During January 2002, the Company entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate the Company's exposure to rising interest rates, the Company has not designated this interest rate cap as a hedging derivative. At September 30, 2003, this interest rate cap was recorded as an asset with a fair market value of $39,443 included in interest rate hedges in the Consolidated Balance Sheets. Because the Company has not designated this derivative as a hedge, the change in fair market value flows through the Consolidated Statements of Income, where it is included in interest income, in the amount of ($21,611) for the nine months ended September 30, 2003.

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

Equity Issuer and its subsidiaries hold Revenue Bonds which at September 30, 2003, had an aggregate carrying amount of approximately $1.46 billion that serve as collateral for securitized borrowings or are securitized. The total securitized borrowings at September 30, 2003 were approximately $864 million. Equity Issuer's net assets at September 30, 2003 were approximately $559 million.

NOTE 10 - Business Segments

As a result of the December 2001 acquisition of PWF, the Company has two reportable business segments: an investing segment and an operating segment.

The investing segment consists of subsidiaries holding investments in Revenue Bonds producing

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


primarily tax-exempt interest income.

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. The reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Segment reporting is applicable beginning with the acquisition of PWF on December 31, 2001; prior to December 31, 2001, all of the Company's operations were attributable to the investing segment. Of the total assets for the Company at September 30, 2003 and December 31, 2002, approximately $1.98 billion and $1.73 billion, respectively, are attributable to the investing segment and approximately $77 million and $124 million, respectively, are attributable to the operating segment.

      The following tables provide more information regarding the Company's segments:

                                                         (Dollars in thousands)                     (Dollars in thousands)
                                                  Three Months Ended September 30, 2003      Three Months Ended September 30, 2002
                                            --------------------------------------------- ------------------------------------------

                                              Investing     Operating        Total          Investing     Operating       Total
                                              ---------     ---------        -----          ---------     ---------       -----

Revenues                                       $31,755       $ 4,093        $35,848         $24,204       $ 3,880         $28,084
Interest Revenue                                30,586           535         31,121          23,174           952          24,126
Interest Expense                                 9,468           145          9,613           8,225         1,128           9,353
Depreciation and Amortization
   expense                                         626         1,616          2,242             479         1,545           2,024
Equity in the income of investees
   accounted for under the equity
   method                                          555          --              555             555          --               555
Income tax or benefit                              345           344            689             214           442             656
Net income (loss)                               16,870          (955)        15,915          13,036           618          13,654

                                                         (Dollars in thousands)                     (Dollars in thousands)
                                                Nine Months Ended September 30, 2003         Nine Months Ended September 30, 2002
                                            --------------------------------------------- ------------------------------------------

                                              Investing     Operating        Total          Investing     Operating       Total
                                              ---------     ---------        -----          ---------     ---------       -----

Revenues                                       $88,280     $  12,697      $ 100,977        $   71,707    $  13,240      $  84,947
Interest Revenue                                84,372         1,861         86,233            69,573        2,869         72,442
Interest Expense                                27,159           606         27,765            23,047        1,128         24,175
Depreciation and Amortization
   expense                                       2,040         4,804          6,844               974        5,050          6,024
Equity in the income of investees
  accounted for under the equity
  method                                         1,665            --          1,665             1,664            -          1,664
Income tax (provision) or benefit                2,588           865          3,453               214       (1,197)          (983)
Net income (loss)                               53,191        (1,169)        52,022            44,739        1,884         46,623

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE 11 - Warehouse Facility

On March 31, 2003, the Company entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc. and Wachovia Securities, Inc. (the "Facility"). The Facility has a built in accordion feature allowing up to a $25 million increase for a total Facility size of $100 million and a term of two years, plus a one year extension at the Company's option. The Facility bears interest at either 31, 60, 90, or 180-day reserve adjusted LIBOR plus 1.5%, or prime plus .25%, at the Company's option. During the third quarter of 2003, Citibank became the third lender under this Facility. The outstanding balance of this Facility at September 30, 2003 was approximately $45.6 million.

NOTE 12 - PWF Acquisition

As part of the PWF acquisition, the purchase agreement provided that CharterMac has the right but not obligation, to purchase the remaining 15% of the economics of PWF shares within the 37 months following the close of the acquisition, (the "Call Option"). The agreement also gives the owners of the remaining PWF shares the right to put those shares to CharterMac (the "Put Option"), within the 34 months following the close of the acquisition. The Company considers these two options to be a single unit (a forward contract), due to the fact the Put Option and Call Option were entered into at the same time, have the same counter parties, have the same risk, and could have been accomplished in a single transaction. The price at which the shares of stock are to be purchased is based on many factors, determined in the future including the performance of the underlying revenues of PWF, the value of PWF's servicing portfolio and other factors which are not currently determinable. The Company determined the forward contract should not be recorded until the contract is settled and the associated shares transferred to the Company. During the period of the forward contract, the Company will allocate subsidiary income or loss to the minority interest on a pro-rata basis, determined by its ownership percentage.

NOTE 13 - Financing Arrangements

In addition to other Company borrowings, on April 1, 2003, the Company closed on its sale of Tax-Exempt Multifamily Housing Trust Certificates Series 2003A (the "Trust"). Pursuant to the terms of the Trust, the Company contributed 19 fixed-rate, tax-exempt multifamily housing and senior housing Revenue Bonds collateralized by 16 different properties totaling approximately $196.8 million in aggregate principal into a trust out of which was sold $100 million in Class A Certificates to various institutional investors. A wholly-owned indirect subsidiary of CharterMac retained the subordinated Class B Certificates totaling approximately $96.8 million. CharterMac has agreed that it will hold the Class B Certificates until the Trust is terminated. The Class A Certificates will accrue interest at the fixed rate of 3.25% per annum for two years. Distributions to the Class A Certificate holders are made on the 15th day of each month, commencing on May 15, 2003. The Class A Certificates will be subject to mandatory tender for purchase at a price equal to the outstanding Certificate Balance thereof plus accrued interest thereon on March 15, 2005. If CharterMac does not exercise its option to terminate the Trust on March 15, 2005, the Class A Certificates will be subject to remarketing. The Class A Certificates will be subject to mandatory tender for purchase and cancellation on the Final Distribution Date from proceeds of the liquidation of the bonds on March 15, 2007. This financing arrangement is being accounted for as a secured borrowing.

NOTE 14 - Shareholders' Equity

In August 2003, the Company issued approximately 3.1 million of its Convertible CRA Shares, at $18.48 per share, raising proceeds net of underwriter's discount of approximately $54.2 million. The Company intends to use the proceeds to invest in additional Revenue Bonds and for general corporate purposes, including reduction of the Company's indebtedness.

In September 2003, the Company, at the shareholders request, converted 817,589 of outstanding Convertible CRA Shares to 776,033 Common Shares. The conversion was based on a conversion ratio of .9217 for 530,728 Convertible CRA Shares which were purchased by the holder, thereof on May 10, 2000 and a one to one ratio for the remaining 286,861 Convertible CRA Shares which were

                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


purchased by the holder, thereof on July 15, 2002.

NOTE 15 - Subsequent Events

New Acquisitions
----------------
Subsequent to September 30, 2003, CharterMac has acquired four Revenue Bonds with a total aggregate face amount of approximately $98.9 million, secured by 2,659 multifamily units. The Company has also advanced additional funds to Revenue Bonds which were previously acquired totaling approximately $8.2 million.

Convertible CRA Shares
----------------------
Subsequent to the close of the third quarter, CharterMac completed two additional offerings of its CRA Preferred Shares to another twelve financial institutions. During October, CharterMac raised gross proceeds of approximately $36.0 million through the offering of 1,687,194 CRA Preferred Shares and 238,599 CRA Preferred Shares priced at $18.67 and $18.86 respectively. Year-to-date, CharterMac has raised gross proceeds totaling over $92.5 million through this unique security.

Conversion of Convertible CRA Shares to Common Shares
-----------------------------------------------------
On October 10, 2003, the Company converted 575,705 of outstanding Convertible CRA Shares to Common Shares. The conversion was based on a one to one conversion ratio for the Convertible CRA Shares which were purchased on November 12, 2002.

Sale of Taxable Revenue Bonds
-----------------------------
On October 10, 2003, the Company sold nine taxable Revenue Bonds at a price of 99% of par value to American Mortgage Acceptance Company ("AMAC"), which is an affiliate of the Manager, for approximately $7.6 million. These Revenue Bonds, which are each secured by a first mortgage position on a multifamily property, carried a weighted average interest rate of 8.69%. The sale price was determined by an independent third party valuation. This transaction was approved by the Company's Board of Trustees.

Auction Rate Securitization
---------------------------
On October 30, 2003, the Company entered into a new form of securitization, under which auction rate certificates secured by an open pool of Revenue Bonds were auctioned through UBS Financial Services Inc. to corporations as an alternative to tax-exempt money market funds.

The Company placed Revenue Bonds with an aggregate par value of approximately $141 million into CharterMac Auction Rate Certificate Trust I, ("ARCSI"). A portion of these bonds, approximately $79 million, had been previously securitized under TOPS in the Nat-1 Series Trust. In order to move the bonds to ARCSI, the Company redeemed low-floater certificates aggregating approximately $118 million. On October 30, 2003, ARCSI issued $100 million of auction rate certificates. These certificates have an initial rate of 1% which will be reset every 35 days through a dutch auction process. The Company intends to account for this transaction as a secured borrowing.

LIHTC Guarantee
---------------
On October 31, 2003, the Company completed its third transaction to guarantee tax benefits to an investor in a partnership designed to earn LIHTCs. The Company entered into two agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed-upon IRR to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series C ("RCGCP - Series C") for which the Company will receive guarantee fees totaling approximately $3.4 million in three installments.

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

The Company believes that it can earn above market rates of interest on its Revenue Bond acquisitions by focusing its efforts primarily on affordable housing. The Manager estimates that nearly 30% of all new multifamily development contains an affordable component which produces tax credits pursuant to Section 42 of the Internal Revenue Code. The traditional methods of financing affordable housing with tax-exempt Revenue Bonds are complex and time consuming, and involve the participation of many intermediaries. Through the Manager, the process has been streamlined with the "Direct Purchase Program". The Company's Direct Purchase Program removes all intermediaries from the financing process (except the governmental issuer of the Revenue Bond) and enables developers to deal directly with one source. Because the Company purchases its Revenue Bonds directly from the governmental issuer, the need for underwriters and their counsel, rating agencies and costly documentation is eliminated. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more. In dealing directly with the Company, developers feel more certain about the terms and timing of their financing. The Company believes the savings in time and up-front costs and the certainty of execution that the Direct Purchase Program offers to developers allows the Company to receive above-market rates of interest on the Company's Revenue Bonds.

The Company believes that it is well positioned to market its Direct Purchase Program as a result of the Manager's affiliation with Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm, because the Manager is able to utilize Related's resources and relationships in the multifamily affordable housing finance industry to source potential borrowers of Revenue Bonds. Related and its predecessor companies have specialized in offering debt and equity products to mid-market multifamily owners and developers for over 30 years. According to the 2001 National Multi Housing Council survey, Related is the second largest owner of apartments in the United States.

The Company, through its wholly-owned subsidiary CharterMac Corporation ("CM Corp."), owns approximately 87% of the outstanding capital stock (85% of the economics) of PW Funding, Inc. ("PWF"), a national mortgage banking firm specializing in multifamily housing. CM Corp. expects to acquire the remaining outstanding capital stock of PWF over the next 6 to 18 months. As a result of the acquisition of PWF, the Company has diversified the range of its investment products and is able to offer developers fixed and floating rate tax-exempt and taxable financing through Fannie Mae, Freddie Mac and FHA for affordable and market rate multifamily properties. Combining this with the Company's core business of investing in Revenue Bonds and its affiliation with Related, the Company is able to provide developers with financing for all aspects of their property's capital structure.

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

The potential acquisition is structured so that the ownership interests held by the principals of Related in both Related and the other entities which control other aspects of Related's business will be contributed into a newly-formed, wholly-owned subsidiary of CM Corp. (the "CharterMac Sub").

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

The proposed acquisition of Related is still subject to customary conditions, including receipt of the affirmative vote of the holders of a majority of the Company's issued and outstanding common shares. Holders of the Company's common shares of record on August 1, 2003 are entitled to vote on the proposed acquisition of Related and other matters described below at the annual meeting of shareholders, which was originally scheduled to occur on October 29, 2003 and adjourned to November 17, 2003. Definitive proxy materials relating to the proposed acquisition of Related and other matters to be voted on were filed with the SEC on September 5, 2003 and mailed to common shareholders entitled to vote at the annual meeting on or about September 9, 2003.

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

            (c) Electing two trustees to the Company's board of trustees, each for a term of three years; and

            (d) Amending the Company's trust agreement to clarify that preferred shares already issued at the date of the acquisition by the Company's subsidiary, which contain mandatory redemption features would not be considered "financing or leverage" under the terms of the Company's trust agreement to clarify any confusion due to the reclassification of those amounts due to FAS 150.

Results of Operations
---------------------

Interest income from Revenue Bonds increased approximately $7.5 million and $15.8 million for the three and nine months ended September 30, 2003 as compared to 2002. This increase was primarily due to an increase in interest income of approximately $21.8 million from new Revenue Bonds acquired during 2002 and 2003, partially off-set by a decrease in interest income due to the sale or repayment of Revenue Bonds of approximately $4.6 million and a decrease in contingent interest of approximately $1.1 million.

Other income for the three and nine months ended September 30, 2003, increased by approximately $242,000 and $2.1 million as compared to 2002. This increase was primarily due to the Yield Guarantee Transaction completed in July 2002.

Total revenues for the three and nine months ended September 30, 2003, increased by approximately $7.8 million and $16.0 million including the increases in interest income from Revenue Bonds noted above, increases in mortgage servicing fees and other income offset by a decrease of approximately $1.8 million in other interest income, due to decrease in other investments and promissory notes, and a decrease of approximately $572,000 in mortgage banking fees due to lower origination volume.

General and administrative expenses increased approximately $2.4 million and $2.5 million for the three and nine months ended September 30, 2003 as compared to 2002 primarily due to increases in legal expenses, litigation costs, compensation expenses, accounting fees, overhead and travel reimbursements and D and O insurance.

During the three and nine months ended September 30, 2003, the Company recorded a loss on impairment of Revenue Bond of approximately $1.8 million, associated with the write-down of the Waterford Place Revenue Bond.

Amortization increased approximately $218,000 and $820,000 for the three and nine months ended September 30, 2003 primarily due to the increase of amortization of PW Funding acquisition expense and deferred finance cost for LIHTC guarantee deal and PW Funding acquisition and warehouse loans.

Interest expense for the three and nine months ended September 30, 2003 increased approximately $1.0 million and $2.0 million, primarily due to increased secured borrowings and interest payments on the Merrill Lynch two-year securitization and the Facility.

Interest expense - distributions to preferred shareholders of subsidiary increased approximately $1.6 million for the nine months ended September 30, 2003 when compared to 2002 reclassified amounts of income allocated to preferred shareholders of subsidiary, due to the preferred offering consummated on June 4, 2002.

During the three and nine months ended September 30, 2003, the Company recorded a benefit for income taxes of approximately $689,000 and $3.5 million, primarily due to a large increase in deferred tax assets representing the deferred income associated with the yield guarantee transaction.

During the three and nine months ended September 30, 2003, the Company recognized a net gain on repayments of Revenue Bonds of approximately $557,000 and $2.8 million. For the nine months ended September 30, 2002, the Company recognized a gain of approximately $4.0 million. These amounts vary due to the number and size of Revenue Bonds repaid or sold. Additionally, during the three and nine months ended September 30, 2003, the Company recognized gains on sales of loans of approximately $444,000 and $3.0 million versus approximately $1.5 million and $7.9 million for 2002, relating to PWF's origination activities.

Liquidity and Capital Resources
-------------------------------

The Company has primarily used three sources of capital: collateralized debt securitization, various types of equity offerings and a Credit Facility to fund its investments and facilitate growth.

On March 31, 2003, the Company entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc. and Wachovia Securities, Inc. (the "Facility"). The Facility has a built- in accordion feature allowing up to a $25 million increase for a total Facility size of $100 million and a term of two years, plus a one- year extension at the Company's option. The Facility bears interest at either 31, 60, 90, or 180-day reserve adjusted LIBOR plus 1.5%, or prime plus .25%, at the Company's option. During the third quarter of 2003, Citibank became the third liquidity provider under this Facility.

On April 1, 2003, the Company closed on its sale of Tax-Exempt Multifamily Housing Trust Certificates Series 2003A (the "Trust"). Pursuant to the terms of the Trust, the Company contributed 19 fixed-rate, tax-exempt multifamily housing and senior housing revenue bonds collateralized by 16 different properties totaling approximately $196.8 million in aggregate principal into a trust out of which was sold $100 million in Class A Certificates to various institutional investors. A wholly-owned indirect subsidiary of CharterMac retained the subordinated Class B Certificates totaling approximately $96.8 million. CharterMac has agreed that it will hold the Class B Certificates until the Trust is terminated. The Class A Certificates will accrue interest at the fixed rate of 3.25% per annum for two years. Distributions to the Class A Certificate holders are expected to be made on the 15th day of each month, commencing on May 15, 2003. The Class A Certificates will be subject to mandatory tender for purchase at a price equal to the outstanding Certificate Balance thereof plus accrued interest thereon on March 15, 2005. If CharterMac does not exercise its option to terminate the Trust on March 15, 2005, the Class A Certificates will be subject to remarketing. The Class A Certificates will be subject to mandatory tender for purchase and cancellation on the Final Distribution Date from proceeds of the liquidation of the bonds on March 15, 2007.

In August 2003, the Company issued approximately 3.1 million of its Convertible CRA Shares, at $18.48 per share, raising proceeds net of underwriters discount of approximately $54.2 million. The Company intends to use the proceeds to invest in additional Revenue Bonds and for general corporate purposes, including reduction of the Company's indebtedness.

During the nine months ended September 30, 2003, cash and cash equivalents of the Company and its consolidated subsidiaries increased approximately $69.4 million. The increase was primarily due to cash provided by operating activities of approximately $85.0 million, proceeds from the repayment of nine Revenue Bonds of approximately $75.9 million, principal payments on Revenue Bonds of approximately $12.8 million, principal payments received from loans made to properties of approximately $9.1 million, proceeds from financing arrangements of approximately $192.7 million, increase in notes payable of approximately $15.1 million and proceeds from issuance of CRA Shares of approximately $53.8 million, partially offset by distribution payments of approximately $62.0 million, purchases of/advances to Revenue Bonds of approximately $265.8 million, purchases of other investments of approximately $10.2 million, an increase in restricted cash of approximately $37.2 million and an increase in deferred bond selection costs and other deferred costs of approximately $9.8 million.

In October 2003, distributions declared in September 2003 were paid to Preferred Shareholders as shown in the table below:


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

Also paid, during November 2003, were distributions of approximately $16,213,000 ($.35 per share) to holders of common and convertible CRA shares, which were declared in September 2003.

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

Acquisitions
------------

During the period January 1, 2003 through September 30, 2003, the Company acquired 29 tax-exempt Revenue Bonds and four taxable Revenue Bonds with an aggregate face amount of approximately $254.5 million, not including bond selection fees and expenses of approximately $5.7 million. The Company also advanced additional funds to Revenue Bonds which were previously acquired totaling approximately $11.3 million.

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

On September 24, 2003, the Company completed its second yield guarantee transaction, agreeing to back up a primary guarantor's obligation to guarantee an agreed-upon internal rate of return ("IRR") to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series B ("RCGCP - Series B"). RCGCP - Series B is a fund sponsored by Related, which is an affiliate of the Manager.

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

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. Beginning in 2001, and upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into two interest rate swaps in order to hedge against increases in the floating interest rate on its TOP and P-FLOATS programs. Under such interest rate swap agreements, the Company is required to pay Merrill Lynch Capital Services (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the BMA Municipal Swap Index, an index of weekly tax-exempt variable rate issues on which the Company's variable rate financing programs are based. On January 5, 2001, the Company entered into a five-year interest rate swap that fixes the BMA index to 3.98% on a notional amount of $50 million. On February 5, 2001, the Company entered into a three-year interest rate swap that fixes the BMA index to 3.64% on a notional amount of an additional $100 million. This effectively fixes $50 million and $100 million of the Company's secured borrowings at 3.98% and 3.64%, respectively, protecting the Company in the event the BMA Municipal Swap Index rises. For the nine months ended September 30, 2003, the Company's cost to borrow funds through the TOP and P-FLOATS programs on an annualized basis, averaged 2.08% and 2.02%, respectively, which does not include the effect of the Company's hedging activities.

With respect to the portion of the Company's floating rate financing programs which are not hedged, a change in the BMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in Revenue Bonds. For example, based on the unhedged floating rate $614 million outstanding under these financing programs at September 30, 2003, the Company estimates that an increase of 1.0% in the BMA rate would increase interest expense and therefore decrease annual net income by approximately $6.1 million. Conversely, a decrease in market interest rates would generally benefit the Company in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on the Revenue Bonds.

Changes in market interest rates would also impact the estimated fair value of the Company's portfolio of Revenue Bonds. The Company estimates the fair value for each Revenue Bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt and taxable investments. Therefore, as market interest rates for tax-exempt and taxable investments increase, the estimated fair value of the Company's Revenue Bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, the Company projects, using the same methodology used to estimate the portfolio's fair market value under FAS 115, that a 1% increase in market rates for tax-exempt and taxable investments would decrease the estimated fair value of its portfolio of Revenue Bonds from its September 30, 2003 value of $1,712,897,000 to approximately $1,603,741,780. A 1%
decline in interest rates would increase the value of the September 30, 2003 portfolio to approximately

$1,843,496,857. Changes in the estimated fair value of the Revenue Bonds do not impact the Company's reported net income, earnings per share, distributions or cash flows, but are reported as components of other comprehensive income and affect reported shareholders' equity.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective .

(b) Internal Control over Financial Reporting. There have not been any significant changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

            Shareholders Action - Related
            On October 24, 2003, the New York Supreme Court for Nassau County issued a final judgment approving the stipulation of compromise and settlement of the class and derivative action entitled Dulitz v. Hirmes, which had challenged certain aspects of the Company's acquisition of Related. Pursuant to that settlement, certain terms of the acquisition will be modified, as fully detailed in the Company's proxy statement that was previously mailed to shareholders and filed with the Commission on September 5, 2003, together with the Notice of Pendency of Class and Derivative Action.

            Although the defendants in the action denied all wrongdoing and believe they had meritorious defenses, the settlement eliminates the cloud of litigation over the acquisition in connection with Dulitz and provides the Company and its shareholders with certain benefits described in the proxy statement and Notice. The Court also approved an award pursuant to the settlement of $400,000 for attorney's fees and expenses payable by the Company to the plaintiff's attorneys.

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

            31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1     Chief Executive Officer certification pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2     Chief Financial Officer certification pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K

                    The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended September 30, 2003.

                    Current report on Form 8-K relating to filing an exhibit for the Notice of Class and Derivative Action and Settlement dated September 8, 2003.

                    Current report on Form 8-K relating to the Company making available unaudited supplemental data regarding its operations for the quarter ended June 30, 2003, dated August 15, 2003.

                    Current report on Form 8-K relating to a press release issued by the Company reporting its financial results for the second quarter ended June 30, 2003, dated August 12, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  November 14, 2003         By:  /s/ Stuart J. Boesky
                                      ------------------------------------------
                                      Stuart J. Boesky
                                      Managing Trustee, President and
                                      Chief Executive Officer




Date:  November 14, 2003         By:  /s/ Stuart A. Rothstein
                                      ------------------------------------------
                                      Stuart A. Rothstein
                                      Chief Financial Officer and Chief
                                      Accounting Officer