Form 10-K
period 2003-12-31
CHARTERMAC
filed 2004-03-16
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13237

CHARTERMAC

(Exact name of Registrant as specified in its Trust Agreement)

Delaware	13-3949418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Shares of Beneficial Interest

Name of each exchange on which registered:
American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes    ☒    No  ☐

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 was $776,896,042, based on a price of $19.01 per share, the closing sales price for the Registrant’s shares of beneficial interest on the American Stock Exchange on that date.

As of March 12, 2004 there were 44,468,778 outstanding shares of the Registrant’s shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:  Those portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 10, 2004, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 88

CAUTIONARY STATEMENT FOR PURPOSES OF

THE “SAFE HARBOR” PROVISIONS OF

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS “BELIEVES,” “ANTICIPATES,” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE “SAFE HARBOR” PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”  READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

PART I

Item 1.  Business.

General

We are CharterMac, a Delaware statutory trust, which commenced operations in October 1997.  We and our subsidiaries are in the business of (i) portfolio investing, which includes acquiring and holding (directly and indirectly through our subsidiaries) federally tax-exempt multi-family housing revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income; (ii) mortgage banking, which includes originating and servicing mortgage loans on behalf of third parties such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Authority (“FHA”); (iii) credit enhancement, which includes guaranteeing tax credit equity returns and mortgage loans; and (iv) fund management, which includes sponsoring investment programs for a fee.

We and a majority of our subsidiaries, are each either treated as partnerships or disregarded for federal income tax purposes.  Therefore, we pass through to our shareholders, in the form of distributions, income (including federally tax-exempt income) derived from our investments without paying federal income tax on that income.

Corporate Strategy

We are one of the nation’s leading full-service multi-family finance companies.  We focus on providing both capital solutions to developers and owners of multi-family rental housing throughout the country, as well as quality investment products to institutional and retail investors.  Collectively, we and our subsidiaries offer financing for every part of a multi-family property’s capital structure.

Significant Subsidiaries

CharterMac Equity Issuer Trust

In 1999, we created CharterMac Equity Issuer Trust, a wholly owned subsidiary, (“Equity Issuer”) which holds a substantial portion of our revenue bonds.  From time to time, Equity Issuer may issue Cumulative Preferred Shares (“Preferred Shares”) to institutional investors.  The Preferred Shares have a senior claim to the tax-exempt income derived from the investments owned by Equity Issuer.  Any income in Equity Issuer after the payment of the cumulative distributions on its Preferred Shares, and after the fulfillment of certain covenants, may then be distributed to CharterMac.  The assets of Equity Issuer, while included in our consolidated financial statements, are legally owned by Equity Issuer.  We conduct most of our portfolio investing through Equity Issuer.

CharterMac Corporation

In July 2001, we formed CharterMac Corporation (“CM Corp.”) as a wholly owned, consolidated taxable subsidiary to help us more efficiently manage our taxable businesses.  CM Corp. and its subsidiaries conduct most of our taxable business, including many of the fee-generating activities in which we may engage.  CM Corp. isolates a substantial portion of the taxable income and expenses of our Company.  Unlike our Company, CM Corp. is a corporation which is subject to both Federal and State income tax.  Any distributions of net income from CM Corp. to us are taxable and are passed through to our shareholders in its dividend.  We conduct our credit enhancement business through CM Corp.

PW Funding Inc.

In December 2001, we acquired, through CM Corp., 80% of the outstanding capital stock of PW Funding, Inc.  and its subsidiaries (“PWF”).  Under the acquisition agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months.  The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF’s stockholders after the same initial period of 24 to 36 months.  Subsequent to the initial purchase of PWF stock, we have purchased additional shares pursuant to individual employee stock purchase agreements.  As of December 31, 2003, we own approximately 87% of the outstanding shares of PWF.  We conduct our mortgage banking activities through PWF.

Related Capital Company

On November 17, 2003, we acquired 100% of the ownership interests in and substantially all of the businesses operated by Related Capital Company (“Related”) (other than specific excluded interests).  The acquisition was structured so that the selling principals of Related contributed their ownership interests in Related to CharterMac Capital Company, LLC, a newly formed subsidiary of CM Corp. which we refer to as “CCC”, in exchange for 15,854,505 special common units in CCC.  The special common units (“SCUs”) are exchangeable for cash or, at our option, common shares on a one-for-one basis.  All of the selling principals were also issued one special preferred voting share of our Company for each special common unit they received.  The special preferred voting shares have no economic interest, but entitle the holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares.  One of the selling principals also received $50 million in cash.  The selling principals of Related included its four executive managing partners (Stuart J. Boesky, Alan P. Hirmes, Marc D. Schnitzer and Denise L. Kiley), all of whom are members of our board of trustees, a former principal of Related, and an affiliate of The Related Companies, L.P., a New York limited partnership (“TRCLP”) with a majority of its equity controlled by Stephen M.  Ross, who is also the non-executive Chairman of our board of trustees.  As a result of the acquisition, the economic interest in our Company of (i) TRCLP equals approximately 15.4% and (ii) our management and employees equals approximately 7.1%.  We conduct our fund management business through Related.

Governance

We are governed by a board of trustees comprised of fifteen managing trustees, eight of whom are independent.  As a result of our acquisition of Related, we are now internally managed.  Since most of our employees work directly for Related, we and our subsidiaries have entered into management and/or servicing agreements with Related.

Committees of the Board of Trustees

Our board of trustees has six committees: (1) Audit; (2) Compensation, (3) Nominating/Governance; (4) Investment; (5) Capital Markets; and (6) Conflicts.

Business Plan

We and our subsidiaries are in the business of (i) portfolio investing,  (ii) mortgage banking (iii) credit enhancement and (iv) fund management.

Portfolio Investing

We conduct most of our portfolio investing through Equity Issuer.  Portfolio investing includes the acquisition and ownership (directly and indirectly through our subsidiaries) of federally tax-exempt multi-family housing revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income.  The proceeds of the revenue bonds are used to make mortgage loans for the construction, rehabilitation, acquisition or refinancing of affordable multi-family housing properties throughout the United States.  While Equity Issuer currently holds a small amount of participating revenue bonds, we do not expect to acquire a significant amount of participating revenue bonds in the future.  Equity Issuer holds a portion of our revenue bond and loan investments directly, however, to facilitate securitization and financing of our investments, a substantial portion of our investments are held indirectly through the subsidiaries of Equity Issuer.  Accordingly, our common shareholders’ and our Convertible Community Reinvestment Act Preferred (“Convertible CRA Shares”) shareholders’ interests in the cash flow from investments held by Equity Issuer and our other subsidiaries are subordinate to the rights of the debt holders, preferred shareholders and senior interest holders of Equity Issuer and its subsidiaries.

We believe we have a competitive advantage in our portfolio investing due to our “Direct Purchase Program”.  The traditional methods of financing affordable multi-family housing with tax-exempt bonds are complex and time consuming and involve the participation of many intermediaries.  Through our “Direct Purchase Program”, we have streamlined the process by removing all intermediaries (except for the governmental issuer of the revenue bond) and enabling the developer to deal directly with one source.  Because we purchase our revenue bonds directly from the governmental issuer, our program eliminates the need for underwriters and their counsel, rating agencies and costly documentation.  This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more.  In dealing directly with us, developers feel more confident about the terms and timing of their financing.

The various loan documents that are negotiated, executed and delivered upon the issuance of the revenue bonds define our rights and the specific terms of those revenue bonds.  All of the properties, which secure our revenue bonds (“Underlying Properties”), are “qualified residential rental properties” under Section 142(d) of the Code (or a predecessor provision), which requires that a specified percentage of rental units of these properties be rented to individuals or families whose incomes do not exceed certain area median income levels.  Accordingly, our revenue bonds are “qualified bonds” within the meaning of Section 141(e) of the Code and, based upon the opinions of bond counsel or special tax counsel rendered at the time of initial issuance or re-issuance of each issue of revenue bonds, interest paid on our revenue bonds is excludable from gross income for federal income tax purposes.  In addition to investing in tax-exempt revenue bonds secured by affordable multi-family housing properties, we may acquire other tax-exempt bonds including those issued to finance affordable multi-family properties and facilities for the elderly owned by Section 501(c)(3) not-for-profit organizations.

As of December 31, 2003, our revenue bond portfolio included direct or indirect interests in revenue bonds with an aggregate carrying value of approximately $1.9 billion, secured by affordable multi-family properties containing 40,556 units located in 24 states and the District of Columbia.

Mortgage Banking

We conduct our mortgage-banking activity through PWF.  PWF is a full service, direct mortgage banking firm specializing in originating, underwriting, and servicing mortgage loans for conventional apartment properties, affordable housing, senior’s housing, and commercial properties nationwide.  In addition to conventional financing, PWF provides forward commitments on tax credit and market rate multi-family properties, and arranges tax-exempt bond credit enhancements.  During 2003, PWF originated approximately $604.8 million of loans on behalf of Fannie Mae, Freddie Mac, Ginnie Mae, and FHA.  At December 31, 2003, PWF services a portfolio of approximately $4.1 billion.

PWF is one of 26 approved Fannie Mae Delegated Underwriters and Services (“DUS”).  DUS is Fannie Mae’s principal multi-family loan program.  Fannie Mae delegates the responsibility for originating, underwriting, closing and delivering multi-family mortgages to the DUS lenders and the DUS lenders share the risk of loss with Fannie Mae and service the loans for a fee.  PWF also (i) closes and delivers multi-family mortgages to Freddie Mac as a Freddie Mac Program Plus Seller/Servicer (ii) is a leading commercial loan correspondent for Wall Street conduits and life insurance companies; and (iii) is an approved loan processor/servicer for the Federal Housing Authority.

Credit Enhancement

We conduct our credit enhancement activities through CM Corp., which includes guaranteeing mortgage loans and tax credit equity specified returns to investors in tax credit equity funds in exchange for fees.

Fund Management

We conduct our fund management business through Related, which offers the following financial products and services:

•                  sponsoring real estate equity investment programs that acquire interests in and finance affordable multi-family housing on behalf of third-party investors;

•                  acting as manager or advisor to us and certain of our subsidiaries, and American Mortgage Acceptance Company (“AMAC”), a publicly-traded real estate investment trust that originates and acquires taxable, construction, permanent, bridge, mezzanine and participating mortgage debt for multi-family housing;

•                  providing real estate underwriting, asset management, construction and permanent loan servicing, capital markets and advisory services to us and these investment programs; and

•                  arranging and structuring credit enhancement transactions to guarantee the delivery of tax benefits to institutional investors.

Related generates cash flow predominately from acquisition and partnership management fees in connection with the capital raising and sponsorship of investment programs; investment fees associated with acquisition and disposition activity of each investment program; and asset management and advisory fees associated with on-going administration of each investment program.

Business Segments

We have three reportable business segments which include portfolio investing, mortgage banking, and fund management.

The portfolio investing segment primarily consists of subsidiaries holding investments in revenue bonds producing primarily tax-exempt interest income and includes our credit enhancement activities.

The mortgage banking segment consists of subsidiaries which originate mortgages on behalf of third parties and receive mortgage origination and mortgage servicing fees generated by those activities.

The fund management segment consists of subsidiaries that generate fee income from the asset management, underwriting, originating and other services provided to the real estate equity investment programs Related sponsors, and the management and related services provided to us and a publicly-traded real estate investment trust.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies.  These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The following table provides summary information regarding our segments:

	December 31, 2003				December 31, 2002
(Dollars in thousands)	Portfolio Investing	Mortgage Banking	Fund Management	Total	Portfolio Investing	Mortgage Banking	Total

Total revenues	$120,775	$17,690	$13,745	$152,210	$98,208	$18,205	$116,413

Net income (loss)	$72,168	$(329)	$(5,253)	$66,586	$58,352	$2,481	$60,833

Total Assets	$2,102,755	$90,094	$390,425	$2,583,274	$1,729,194	$123,674	$1,858,668

Raising Capital

A major aspect of our business plan includes the acquisition of additional revenue bonds, which requires capital.  We have primarily used three sources of capital, either directly or through our subsidiaries: (i) loan securitizations, (ii) commercial bank borrowings and (iii) equity offerings.

Securitizations

Historically, we have used two primary floating rate securitization programs: our Private Label Tender Option Program (“TOP”) and the P-FLOATsSM/RITESSM (“P-FLOAT”) program.  During 2003, we added a fixed rate securitization and an auction rate securitization.  Securitizations continue to offer the lowest cost of capital, albeit with certain covenants and leverage limits.  Pursuant to our trust agreement, we are only able to incur leverage or other financing up to 50% of our total market value; this leverage restriction is generally consistent with or more conservative than leverage covenants on our securitized debt.  With respect to these securitization programs, we are obligated to pay interest at short-term floating rates and retain an inverse floating rate residual interest in revenue bonds carrying a fixed rate of interest.

MBIA Securitization Programs

MBIA is a financial insurer, which has entered into a surety commitment with our Company and certain of its subsidiaries whereby MBIA has agreed to credit enhance certain pools of bonds in exchange for certain fees.  We currently use two different structures in our dealings with MBIA; the Floater Certificate structure and the Auction Certificate structure.  Under each structure, we contribute revenue bonds to CharterMac Origination Trust I (“Origination Trust”), a wholly owned, indirect subsidiary of our Company.  Origination Trust then contributes certain of these revenue bonds to CharterMac Owner Trust I (“Owner Trust”) and others to CharterMac Auction Rate Trust I (“ARCS1”), which are controlled by us.  Owner Trust and ARCS1 contribute selected bonds to specific “Series Trusts.”  As of December 31, 2003, seven such Series Trusts existed.  Six of these series trusts reside beneath Owner Trust including two California only series and four National (non-state specific) series.  This is our Floater Certificate structure.  One series trust resides beneath ARCS1, which is our Auction Certificate structure.

Each Series Trust, issues two equity certificates:  (i) a Senior Certificate which has been deposited into a “Certificate Trust” which issues and sells “Floater Certificates” or “Auction Certificates” representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate, issued to Origination Trust which represents the remaining beneficial ownership interest in each Series Trust.

As of December 31, 2003, the maximum amount of capital that could be raised under our MBIA securitizations programs was $650 million, including $425 million in Floater Certificates under Owner Trust and $225 million in Auction Certificates under ARCS1.  In addition, the surety commitment by MBIA was recently extended for eight years, through October 1, 2011.  As of December 31, 2003, our total outstanding under our MBIA programs was $483.5 million, including $383.5 million in Floater Certificates and $100.0 million in Auction Certificates.

The surety commitment by MBIA can be used to enhance certificates sold under low floater and auction rate programs.  The low floater program requires the existence of liquidity due to the put option available to the buyers of the low floater certificates.  The liquidity is currently supplied by a consortium of highly-rated banks.  The liquidity commitments are one-year renewable contracts.  We expect to renew or replace such commitments upon expiration of their terms.  The auction rate program does not require liquidity as the buyers of those securities do not have the option to put their certificates back to the seller.

The effect of our MBIA securitizations is that a portion of the interest received on the revenue bonds in Owner Trust and ARCS1 is distributed through the Senior Certificate to the holders of the Floater or Auction Rate Certificates with any remaining interest remitted to Origination Trust (and thus to our benefit) via the Residual Certificate.  The revenue bonds remaining in Origination Trust (aggregate principal amount of approximately $160 million) are an additional collateral pool for Owner Trust’s obligations.  In addition, five taxable revenue bonds totaling $10.8 million in principal outstanding, have been contributed as additional collateral for this program.

Our floating rate cost of funds relating to our MBIA securitizations (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificates) was approximately 2.2%, 2.4% and 3.5% for the years ended December 31, 2003, 2002 and 2001, respectively.

P-FLOATs

Another source of financing for our investments is the securitization of selected revenue bonds through the Merrill Lynch P-FLOATsSM/RITESSM program.  Merrill Lynch typically deposits individual revenue bonds purchased from us into a special purpose trust together with a credit enhancement guarantee.  A credit enhanced custodial receipt is issued and deposited into a second trust which issues two types of securities: (1) P-FLOATs, a short-term senior security which bears interest at a floating rate that is determined weekly by Merrill Lynch as the lowest rate possible that will clear the market at par, and (2) Residual Interest Tax-Exempt Securities (“RITESSM”), a subordinate security which receives the remainder of the interest on the revenue bond after payment of interest on the P-FLOATs and ongoing transaction fees.  The P-FLOATs are sold to third-party investors and the RITESSM are generally sold back to us.  We have the right, upon at least 14 days notice to the trustee, to purchase the outstanding P-FLOATsSM issued by the special purpose trust and to withdraw the revenue bond from such trust.  When the revenue bonds are deposited into the trust, we receive the proceeds from the sale of the P-FLOATsSM less certain transaction costs.  In certain cases, Merrill Lynch may directly buy the revenue bonds from local issuers, deposit them in the trust, sell the P-FLOATSM security to third-party investors and then sell the RITESSM to us.  As of December 31, 2003, revenue bonds, with an aggregate outstanding bond amount of approximately $316.5 million, have been securitized by Merrill Lynch under the P-FLOATsSM/RITESSM program.  In order to facilitate the securitization under the P-FLOATsSM/RITESSM program, we have, as of December 31, 2003, pledged additional revenue bonds as collateral for the benefit of the credit enhancer with an aggregate outstanding bond amount of approximately $168.9 million.  For financial reporting purposes, due to our right to repurchase the revenue bonds, we account for the net proceeds received upon transfer of our revenue bonds through the P-FLOATsSM/RITESSM program as secured borrowings (which is reflected on our consolidated balance sheet as a liability) and, accordingly, continue to account for our revenue bonds as assets.

Fixed Rate Securitization

On April 1, 2003, Equity Issuer completed a $100 million revenue bond securitization financing through the sale of Tax-Exempt Multi-family Housing Trust Certificates Series 2003A.  Equity Issuer placed revenue bonds, totaling $196.8 million in aggregate principal amount, into a trust from which $100 million in Class A Certificates were sold to various institutional investors.  The Class A Certificates bear interest at the fixed rate of 3.25% per annum to, but not including March 15, 2005, on which date the Class A Certificates are subject to mandatory tender for purchase.  Merrill Lynch acted as placement agent.  A wholly owned, indirect subsidiary of Equity Issuer was issued the subordinated Class B Certificates totaling approximately $96.8 million.  Equity Issuer has agreed that one of its affiliates will hold the Class B Certificates throughout the duration of this transaction.  For financial reporting purposes, due to our obligation to repurchase the revenue bonds, we have accounted for the net proceeds received upon sale of the class A certificate as secured borrowings (which is reflected on our consolidated balance sheet as a liability) and accordingly, combine to account for our revenue bonds as assets.

Commercial Bank Borrowings

On March 31, 2003, Equity Issuer entered into a $75 million secured revolving credit facility with Fleet Bank and Wachovia Bank.  Through this facility, Equity Issuer can pledge certain of its revenue bonds as security for amounts borrowed under this credit facility from time to time.  The outstanding borrowings can be repaid at any time without penalty.  Equity Issuer pays a floating rate of interest on borrowings outstanding on a quarterly basis equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or prime plus 0.25%.  At December 31, 2003, revenue bonds pledged under the facility had an aggregate principal amount of approximately $37.3 million.  Equity Issuer had approximately $21.7 million outstanding under the facility as of December 31, 2003.

On November 17, 2003, CM Corp. entered into $50 million and $10 million acquisition bridge loan facilities with Wachovia Bank in order to fund the cash portion, fees and expenses of our acquisition of Related.  These bridge loan facilities have a nine-month term with two 90-day extension options.  We have pledged our common ownership interest in Equity Issuer as security under these facilities.  The facilities are pre-payable at any time and bear interest at LIBOR plus 1.5% and 2.4%, respectively.  As of December 31, 2003, CM Corp. had borrowed the full $60 million available under these two facilities.

Similarly, in 2001, CM Corp. entered into a loan agreement with Fleet Bank to provide the funds used to purchase the 80% interest in PWF.  This loan has a term of five years with an interest rate of LIBOR plus 2.25%.  The loan was interest only for the first 12 months.  In January 2003, we began making quarterly straight-line principal payments based on the initial amount borrowed on a ten-year amortization schedule.

PWF has a $100 million secured, revolving mortgage warehouse facility, subject to annual renewal.  The interest rate for each advance under this facility is the fed funds rate plus 1.25%, which at December 31, 2003 was 2.24%  At December 31, 2003 we had approximately $21.9 million outstanding under this facility.

On November 17, 2003, Related entered into a warehouse facility in the amount of $85 million, with Fleet National Bank, Merrill Lynch, CDC and Citicorp USA.  The facility has a maturity date of October 29, 2004 and bears interest, at Related’s option, at either LIBOR plus 2.00% or the prime rate plus 1/8%.  At December 31, 2003, there was an outstanding balance of $24.5 million with a weighted average interest rate of 3.73%.

Interest Rate Hedging

We currently manage a portion of our interest rate risk through the use of The Bond Market Association (“TBMA”) indexed interest rate swaps.  Under each interest rate swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the TBMA index, which is the most widely used tax-exempt floating rate index.  As of December 31, 2003, we have entered into two such swaps with MLCS as counterparty: the first has a notional amount of $50 million fixed at an annual rate of 3.98%, which expires in January 2006.  The second has a notional amount of $100 million fixed at an annual rate of 3.64%, which expired in February 2004.  We have also entered into two interest rate swaps with Fleet Bank as the counterparty.  One has a notional amount of $100 million fixed at an annual rate of 2.56% beginning in January 2005 and expiring in December 2007.  The other swap with Fleet has a notional amount of $50 million and fixed rates of 2.00%, 2.78%, and 3.27% for the twelve months beginning January 2005, 2006, and 2007, respectively.

The receipt of payments pursuant to these or other swaps would constitute taxable, rather than tax-exempt income.  Related analyzes the interest rate environment and the costs and risks of such strategies on an ongoing basis and upon expiration of these swaps, will evaluate whether we should enter into replacement swaps.  A possible risk of such swap agreements is the possible inability to meet the terms of the contracts with us; however, there is no current indication of such an inability.

Our Outstanding Equity

Common Equity Issuances

As of December 31, 2003, we have raised net proceeds of over $259.7 million through public offerings of our common shares.

Preferred Equity Issuances

As of December 31, 2003, we have completed public and private offerings of our Series A Convertible and our Convertible CRA Shares (collectively “Convertible CRA Shares”) raising net proceeds of approximately $160.7 million.

Special Preferred Voting Shares

In connection with our acquisition of Related, each holder of SCUs also acquired one special preferred voting share (at $.01 per share) for each special common unit received.  The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of the holders of our common shares.  We have the right to require that each special preferred voting share be redeemed (for $.01 per share) and cancelled simultaneously upon the exchange of a special common unit by the holder thereof into cash or our common shares.  Other than the payment of $.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.  The selling principals of Related entered into a voting agreement which governs the voting of all of their special preferred voting shares, common shares, issuable upon exchange of their SCUs and any other common shares currently owned or which may be acquired by them in the future.  The voting agreement provides that the selling principals of Related will (a) vote on any matter requiring a vote of our common shareholders not more than 90% of the voting power represented by the special preferred voting shares (and any common shares to be issued in exchange for the SCUs) until November 17, 2005; (b) vote their common shares or special preferred voting shares in favor of the election of any independent trustee approved by our board of trustees or in the same proportion as the unaffiliated holders of our common shares vote in such election, and (c) not exercise any right as shareholder of our Company to nominate any independent trustee.  With the exception of Mr.  Ross, the voting agreement will terminate for each of the remaining selling principals at the time he or she is no longer an employee, officer, or trustee of our Company.  The voting agreement with respect to Mr.  Ross will remain in effect as long as he owns any of our special preferred voting shares or common shares.

Preferred Equity Issuances by Subsidiary

One of our subsidiaries, Equity Issuer, has issued preferred shares to institutional investors with an aggregate liquidation amount of approximately $273.5 million.  Attributes of each series of Cumulative Preferred Shares are as follows:

Preferred Series	Date of Issuance	Mandatory Tender	Mandatory Repurchase	Number of Shares	Liquidation Preference per Share	Total Face Amount	Dividend Rate

Series A	06/29/99	06/30/09	06/30/49	45	$2,000,000	$90,000,000	6.625%
Series A-1	07/21/00	06/30/09	06/30/49	48	500,000	24,000,000	7.100%
Series A-2	10/09/01	06/30/09	06/30/49	62	500,000	31,000,000	6.300%
Series A-3	06/04/02	10/31/14	10/31/52	60	500,000	30,000,000	6.800%
Series B	07/21/00	11/30/10	11/30/50	110	500,000	55,000,000	7.600%
Series B-1	10/09/01	11/30/10	11/30/50	37	500,000	18,500,000	6.800%
Series B-2	06/04/02	10/31/14	10/31/52	50	500,000	25,000,000	7.200%

We collectively refer to the Series A Cumulative Preferred Shares, Series A-1 Cumulative Preferred Shares, Series A-2 Cumulative Preferred Shares and Series A-3 Cumulative Preferred Shares as the “Series A Shares.” We collectively refer to the Series B Subordinate Cumulative Preferred Shares, Series B-1 Subordinate Cumulative Preferred Shares and Series B-2 Subordinate Cumulative Preferred Shares as the “Series B Shares.” We also collectively refer to the Series A Shares and the Series B Shares as the “Preferred Shares.”

The Preferred Shares are not convertible into common shares of Equity Issuer or our common shares.  The Preferred Shares have an annual preferred dividend payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, but only upon declaration thereof by Equity Issuer’s board of trustees and only to the extent of Equity Issuer’s tax-exempt income (net of expenses) for the particular quarter.  Since inception, all quarterly distributions have been declared at the stated annualized dividend rate for each respective series.

The Series A Shares all have identical terms except as to the distribution commencement date, the annual preferred dividend rate, the remarketing date, the mandatory repurchase date and the liquidation amount per share.  Equity Issuer may not redeem the Series A, A-1 and A-2 preferred shares before June 30, 2009 and they are subject to mandatory tender for remarketing and purchase on such date and each remarketing date thereafter at a price equal to their respective per share liquidation amounts plus an amount equal to all distributions accrued but unpaid on the Series A, A-1 and A-2 preferred shares.  Equity Issuer may not redeem the Series A-3 preferred shares before October 31, 2014 and they are subject to mandatory tender for remarketing and purchase on such date and each remarketing date thereafter at a price equal to its per share liquidation amount plus an amount equal to all distributions accrued but unpaid on the Series A-3 preferred shares.  Holders of the Series A Shares may elect to retain their shares upon remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent.  After the initial remarketing dates, all or a portion of the shares may be redeemed, subject to certain conditions.  Each holder of the Series A, Series A-1 and Series A-2 preferred shares, and each holder of the Series A-3 preferred shares, will be required to tender its shares to Equity Issuer for mandatory repurchase on June 30, 2049 and October 31, 2052, respectively, unless Equity Issuer decides to remarket the shares on such dates.

The Series A Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of Equity Issuer, senior to the Series B Shares and all classes or series of common shares of Equity Issuer and, therefore, effectively rank senior to our common shares, our Convertible CRA Shares, and our preferred shares, if any.

The Series B Shares all have identical terms, except as to the distribution commencement date, the annual preferred dividend rate, the remarketing date and the mandatory repurchase date.  Equity Issuer may not redeem the Series B and Series B-1 preferred shares before November 30, 2010 and they are subject to mandatory tender for remarketing and purchase on such date and each remarketing date thereafter at a price equal to their per share liquidation amount plus an amount equal to all distributions accrued but unpaid on the Series B and Series B-1 preferred shares.  Equity Issuer may not redeem the Series B-2 preferred shares before October 31, 2014, and they are subject to mandatory tender for remarketing and purchase on such date and each remarketing date thereafter at a price equal to its per share liquidation amount plus an amount equal to all distributions accrued but unpaid on the Series B-2 preferred shares.  Holders of the Series B Shares may elect to retain their shares upon remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent.  After the initial remarketing dates, all or a portion of the shares may be redeemed, subject to certain conditions.  Each holder of the Series B and Series B-1 preferred shares and each holder of the Series B-2 preferred shares will be required to tender its shares to Equity Issuer for mandatory repurchase on November 30, 2050 and October 31, 2052, respectively, unless Equity Issuer decides to remarket the shares on such dates.

The Series B Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding up of Equity Issuer, senior to all classes or series of common shares of Equity Issuer and, therefore, effectively rank senior to our common shares, our Series A Convertible CRA Shares, our Convertible CRA Shares and our preferred shares, if any, and junior to the Series A Shares.

Equity Issuer is subject to, among others, the following covenants with respect to the Preferred Shares:

Tax-Exempt Interest and Distribution

Equity Issuer may only acquire new investments that it reasonably believes will generate interest and distributions excludable from gross income for federal income tax purposes.  Equity Issuer will dispose of any investment the interest on which becomes includable in gross income for federal income tax purposes, for any reason, as soon as commercially practicable.

Leverage

Equity Issuer will not, and will not permit any of its subsidiaries to, directly or indirectly, incur any obligation except if (i) Equity Issuer is not in default under its trust agreement, (ii) Equity Issuer has paid or declared and set aside for payment all accrued and unpaid distributions on the Cumulative Preferred Shares, and (iii) after giving effect to the incurrence of the obligation, the leverage ratio on the portfolio is less than 0.6 to 1.0.

Failure to pay distributions

If Equity Issuer has not paid in full six consecutive quarterly distributions on the Preferred Shares, Equity Issuer is required to reconstitute its board of trustees so that a majority of the board of trustees consists of trustees who are independent with respect to Equity Issuer, us or Related.

Allocation of Taxable Interest Income and Market Discount

Equity Issuer will specially allocate taxable interest income and market discount that is taxable as ordinary income to us.  Market discount, if any, may arise where Equity Issuer acquires a bond other than upon its original issuance for less than its stated redemption price at maturity and the difference is greater than a de minimis amount (generally ¼ of 1% of a bond’s stated redemption price at maturity multiplied by the number of complete years to maturity).

Special Common Unit Issuance by Subsidiary

In connection with our acquisition of Related, CCC issued membership interests in the form of special common units (“SCUs”).  Holders of SCUs, which amount to 16,071,785 units, are entitled to distributions at the same time as, and only if, distributions are paid on our common shares.  However, unlike distributions payable to holders of our common shares, which consist of substantially tax-exempt income, distributions payable to holders of the SCUs will consist of taxable income.  In order to take into account the difference in tax treatment and enable holders of the SCUs to receive an equivalent after-tax return on distributions as holders of our common shares receive on their distributions, the amount of the special common unitholders’ initial distribution was set to equal our per share distribution, annualized as of the closing date of our acquisition of Related, divided by 0.72.  Subsequent distributions to the holders of SCUs will be increased (or decreased) proportionately with increases (or decreases) in distributions paid to holders of our common shares.  To the extent that, in any year, CCC does not have sufficient cash flow to pay the entire distribution due on the SCUs, we have agreed to contribute or to lend to CCC all but $5 million of these distributions.  The remaining shortfall, if any, will earn interest at a market rate and will only be payable at the time CCC has sufficient cash flow.  Each holder of SCUs has the right, upon expiration of any lock-up period, to (a) exchange all or a portion of their SCUs for cash and (b) receive cash in an amount equal to any accrued but unpaid distributions with respect to the SCUs being exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).  In lieu of cash, we may, at our discretion, exchange such SCUs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments.  The common shares will be issued at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date upon which CCC and CM Corp. receive notice of conversion.

Competition

We, from time to time, may be in competition with private investors, regional investment banks, mortgage banking companies, lending institutions, quasi-governmental agencies such as Fannie Mae and Freddie Mac, trust funds, mutual funds, domestic and foreign credit enhancers, bond insurers, investment partnerships and other entities with objectives similar to ours.  Although we operate in a competitive environment, competitors focused on providing tax-exempt financing on multi-family housing consistent with our custom-designed programs are relatively few.

Our business is also affected by competition to the extent that the properties which secure our revenue bonds from which we derive interest and, ultimately, principal payments may be subject to competition relating to rental rates and relative levels of amenities from those offered by comparable neighboring properties.

In addition, through PWF, we are also in competition with 25 other licensed DUS lenders which originate multi-family mortgages on behalf of Fannie Mae.  However, PWF through its affiliation with us, is better positioned to offer a full range of financing programs on both affordable and market-rate multi-family housing.  PWF’s origination groups are able to cross market our Company’s tax-exempt revenue bonds and Related’s Low Income Tax Credit equity with our loan products, thereby offering developers a single, streamlined execution.

Our affiliates have formed, and may continue to form, various entities to engage in businesses that may be competitive with us.  At this time, there is no other such business that has a tax-exempt execution.

Employees

We and our subsidiaries have entered into separate management agreements with Related pursuant to which Related provides each respective entity with investment advice, portfolio management, and all other services vital to such entity’s operations.

Prior to the acquisition of PWF in December 2001, we had no employees.  PWF, which is a subsidiary of CM Corp., operates as a stand-alone entity and is actively self-managed with 75 employees.  We also added approximately 175 employees with the acquisition of Related.  Thus on a consolidated basis through our subsidiaries, we had approximately 250 employees as of December 31, 2003.  These employees are not a party to any collective bargaining agreement.

Regulatory Matters

Investment Company Act

Neither we nor our subsidiaries are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  We would not be able to conduct our activities as we currently do if we were required to register.

We at all times intend to conduct our activities and the activities of our subsidiaries, so as not to become regulated as an “investment company” under the Investment Company Act.  While we are not an “investment company”, if one of our subsidiaries were deemed to be an “investment company,” we could also be subject to regulation under the Investment Company Act.  There are a number of exemptions from registration under the Investment Company Act that we believe apply to us and our subsidiaries, and, therefore, which we believe exempts us from the requirement to register under the Investment Company Act.

Internal Revenue Service

With regard to our revenue bond investing and Related’s sponsorship of investment programs that generate Low Income Housing Tax Credits (“LIHTCs”), we operate in a regulatory environment that is governed primarily by two sections of the Internal Revenue Code of 1986 (“the Code”) relating to affordable housing.  The first is Section 142(d) of the Code, which governs the issuance of federally tax-exempt revenue bonds for affordable multi-family housing to be owned by private, for-profit developers and the second is Section 42 of the Code, which authorizes federal LIHTCs for qualifying affordable housing properties.

Tax-exempt financing

Section 142(d) of the Code provides for the issuance of federally tax-exempt revenue bonds, the proceeds of which will be loaned to private developers for the new construction or acquisition and rehabilitation of multi-family rental housing.  Under the Code, in order to qualify for federally tax-exempt financing, certain ongoing requirements must be complied with on a continuous basis.  The principal requirement is that the property be operated as a rental property and that during the Qualified Project Period (defined below) at least either (i) 20% of the units must be rented to individuals or families whose income is less than 50% of the area median gross income, or (ii) 40% of the units must be rented to individuals or families whose income is less than 60% of the area median gross income, in each case with adjustments for family size.  The Qualified Project Period begins when 10% of the units in the property are first occupied and ends on the latest of the date: (i) which is 15 years after 50% of the units are occupied, (ii) on which all the bonds have been retired, or (iii) on which any assistance provided under Section 8 of the U.S.  Housing Act of 1937 terminates.  If these requirements are not complied with on a continual basis interest on the revenue bonds could be determined to be includable in gross income, retroactively to the date such bonds were issued.  There is no statutory or regulatory limit on the amount of rent that may be charged.  The availability of federally tax-exempt financing for affordable multi-family housing to be owned by private, for-profit developers in each state is limited by an annual volume cap contained in Section 146 of the Code.  At the end of 2000 Congress enacted legislation which, for the first time, increased the volume cap.  The volume cap increased by 25% in both 2001 and 2002 and thereafter has been, and will continue to be, indexed for inflation.  Bonds issued for affordable multi-family housing properties must compete with all other types of private activity bonds (other than private activity bonds issued for qualifying Section 501(c)(3) organizations) for an allocation of a state’s available volume cap.  Non-profit organizations described in Section 501(c)(3) of the Code whose charitable purpose is to provide low income housing may also avail themselves of federally tax-exempt financing to construct or acquire and rehabilitate affordable multi-family housing properties.  Revenue bonds for such charities are governed by Section 145 of the Code and may be issued without regard to the statewide volume cap that applies to for-profit developers.  Under Section 145 of the Code at least 95% of the proceeds of the bond issue must be used in a manner that furthers the charitable purpose of the Section 501(c)(3) organization, or a related purpose.  In Revenue Procedure 96-32 the IRS promulgated a non-exclusive safe harbor for Section 501(c)(3) organizations whose charitable purpose is to provide affordable housing: if either the 20/50 or 40/60 tests described above are met and, in addition, at least 75% of all units are rented to families whose income does not exceed 80% of area median gross income (adjusted for family size) and the Section 501(c)(3) organization charges tenants “affordable rents”, the proceeds of a revenue bond issue will be treated as being used to further the Section 501(c)(3) organization’s charitable purpose.

Federal LIHTCs

Section 42 of the Code authorizes federal LIHTCs for affordable multi-family rental housing.  Under this program, developers receive an allocation of federal LIHTCs from an agency designated by each state government.  There are two types of credits, 4% credits and 9% credits.  Developers that receive an allocation of volume cap for revenue bonds are also entitled automatically to receive an allocation of federal LIHTCs, which are the 4% credits.  Properties financed using 9% credits must receive an allocation for such credits from the appropriate state agency.  Both the 4% credits and the 9% credits provide the owner of an affordable multi-family housing property that has received a federal LIHTC allocation with a dollar for dollar credit against federal income taxes.  The credit is taken over a period of 10 years, which can span over an 11 year operating period.  The credit amount is based on the qualified basis of each building and the number of units set aside for low income tenants.  Purchasers of federal LIHTCs are usually Fortune 500 corporations that have projected long-term positive tax positions.  These purchasers generally become limited partners in the developer/owner of the affordable housing property and pay the present value of the projected credits in the form of an up-front equity contribution to the developer.  In the case of properties utilizing 4% credits, this payment will usually provide between 25% and 35% of the costs of the development.  For properties utilizing 9% credits, this payment will usually provide between 45% and 55% of the cost of the development.

In order to qualify for the federal LIHTC the property must comply with either of the 20/50 or 40/60 tests that apply to tax-exempt bonds.  However, in addition, the amount of rent that may be charged to qualifying low income tenants cannot exceed 30% of the “imputed income” for each unit, as determined pursuant to Section 42(g) of the Code.  Failure to comply continuously with these requirements could result in a recapture of the federal LIHTCs.  In addition, in the event that the rents from the property generate insufficient revenue to pay debt service on the revenue bonds and a default ensues, the initial borrower could lose ownership of the project as the result of foreclosure of the mortgage securing the bonds.  In such event, the initial equity investors would no longer be entitled to the federal LIHTCs which would inure to benefit of the foreclosing revenue bond owner.  As a result, there is a strong incentive for the federal LIHTC investor to ensure that the development is current on debt service payments by making capital contributions or otherwise.  With respect to most of the properties that secure our revenue bonds, all the multi-family units are rented to individuals or families at 60% of area median income and, thus, 100% of the qualified basis may be used to determine the amount of the federal LIHTC.  This maximizes the amount of equity raised from the purchasers of the federal LIHTCs for each development and creates strong occupancy demand.

Government sponsored enterprise lending

PWF’s mortgage lending business is subject to various governmental and quasi-governmental regulations.  PWF is licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs.  FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered, public corporations.  These agencies require PWF to meet minimum net worth and capital requirements and to comply with other requirements.  Mortgage loans made under these programs are also required to meet the requirements of these programs.  In addition, under Fannie Mae’s DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.  If PWF fails to comply with the requirements of these programs, the agency can terminate its license or approval.  In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender’s authority to originate and service their loans for any reason.  If PWF’s authority is terminated under any of these programs, it would prevent PWF from originating or servicing loans under that program.  We were required to guarantee the obligations of PWF under these programs as a condition for receiving Fannie Mae and Freddie Mac’s approval of our of PWF by CM Corp.

Risk Factors

As with any business, our Company faces a number of risks.  If any of the following risks actually occur, our business, prospects, results of operations and financial condition would likely suffer.  This section includes or refers to certain forward-looking information and as such should be read with regard to the cautionary statement for purposes of the “Safe Harbor” provisions of the Private Security Limitation Reform Act of 1995.

Risks related to investing in revenue bonds

A large portion of our income is subject to the risks of investing in affordable multi-family rental residential properties.

We derive a large portion of our income by investing in revenue bonds secured by affordable multi-family rental residential properties.  Investing in such revenue bonds subjects us to various types and degrees of risk that could adversely affect the value of our assets and our ability to generate revenue, net income and cash available for distributions to shareholders, including the following:

•                  the property securing a revenue bond does not generate sufficient income to meet its operating expenses and payments on its related revenue bond;

•                  local, regional or national economic conditions may limit the amount of rent that can be charged for rental units at the properties, and may result in a reduction in rent payments or the timeliness of rent payments or a reduction in occupancy levels;

•                  occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements;

•                  federal LIHTCs and city, state and federal housing subsidy or similar programs which apply to many of the properties impose rent limitations that could adversely affect the ability to increase rents to generate the funds necessary to maintain the properties in proper condition, which is particularly important during periods of rapid inflation or declining market value of such properties; and

•                  if a revenue bond defaults, the value of the property securing such revenue bond (plus, for properties that have availed themselves of the federal LIHTC, the value of such credit) may be less than the unamortized principal amount of such revenue bond.

We may suffer adverse consequences from changes in interest rates

An increase in market interest rates may reduce the carrying value of our investments, including our residual interests in tax-exempt securitization transactions, decrease the amount we could realize on the sale of those investments and adversely affect the amount of funds available for distribution to the CRA shareholders.  Since a significant portion of our investments represent residual interests in revenue bonds or other securities whose cash flow is first used to pay senior securities with short-term floating interest rates, any increase in short-term interest rates will increase the amount of interest we are required to pay on the senior securities and reduce the cash flow from our residual interests.  Any significant increase in short-term interest rates could adversely affect the market value of our shares by reducing the amount of cash available for distribution to our shareholders.  A decrease in market interest rates may lead to the refinancing of some of the revenue bonds we own, through redemption thereof by the issuing entities or the borrowers.  We may not be able to reinvest the proceeds of any such redemption in a comparable revenue bond at an attractive rate of return.  In addition, we may not be able to purchase new revenue bonds at the same interest rates as we have in the past.  This may affect our ability to generate sufficient income to make distributions and other payments in respect of our shares.

We have no recourse against state or local governments or property owners upon default of our revenue bonds or upon the bankruptcy of an owner of properties securing our revenue bonds

Although state or local governments or their agencies or authorities issue the revenue bonds we purchase, the revenue bonds are not general obligations of any state or local government.  No government is liable to repay the revenue bonds, nor is the taxing power of any government pledged for the payment of principal or interest on the revenue bonds.  An assignment by the issuing government agency or authority of the mortgage loan to the owner of the related properties in favor of a bond trustee on behalf of us or one of our subsidiaries, or in some cases, an assignment directly to the bondholder, secures the applicable revenue bond we own.  The loan is secured by a mortgage on the related property or properties and an assignment of rents.  The underlying mortgage loans are non-recourse to the property owner, other than customary recourse carve-outs for bad acts such as fraud; that is, the owners of the properties securing the revenue bonds that we own are liable for the payment of principal and interest under the loans only to the extent of cash flow from, and sale or refinancing proceeds of, such properties.  Accordingly, the revenue derived from the operation of the properties securing the revenue bonds that we own and amounts derived from the sale, refinancing or other disposition of the properties are the sole sources of funds for payment of principal and interest on the revenue bonds.  Our revenue may also be adversely affected by the bankruptcy of an owner of properties securing the revenue bonds that we directly or indirectly own.  An owner of properties under bankruptcy protection may be able to forcibly restructure its debt service payments and stop making, temporarily or otherwise, debt service payments to us.  Our rights in this event would be defined by applicable law.

Some of the properties underlying our revenue bonds are owned by charities

As of December 31, 2003, nine of our revenue bonds with an aggregate carrying value of approximately $78.4 million were issued on behalf of non-profit organizations described in Section 501(c)(3) of the Code and finance low income multi-family properties or facilities for the elderly.  Because an allocation of a state’s volume cap is not needed for these revenue bonds, they may be more readily available than revenue bonds which require an allocation of volume cap.  However, because charities are not profit motivated, they may not operate properties as efficiently as for-profit owners.  Many charities are thinly capitalized and are unable to invest significant amounts of equity into affordable multi-family properties acquired by them.  This may increase the likelihood of default because the charity (i) may not have the capital required to operate and maintain the property if the cash flow expected to be generated by rental income is less than expected or (ii) may be more willing to abandon a property experiencing financial difficulty because its investment is minimal.  In addition, investing in revenue bonds owned by charities is subject to other risks, including:

•                  changes in governmental sponsorship of subsidized programs;

•                  subsidization of indigent persons who use their facilities, which may reduce the cash flow available to pay debt service on revenue bonds secured by such facilities;

•                  the possibility that a charity’s status as an exempt organization could be revoked or the possibility that the property is sold to a person which is not an exempt organization that is described in Section 501(c)(3) of the Code, for example, as a result of a foreclosure sale, thereby resulting in the interest on the revenue bonds issued for the benefit of such charity becoming includable in gross income for purposes of federal income taxation from the date of issue of the respective revenue bond; and

•                  the inability of the owner of the revenue bond to recover sufficient value in the event of a default and subsequent foreclosure, because of the loss of the benefit of the tax-exempt financing and, in some cases, real estate tax abatements, unless the property is promptly resold to another qualifying non-profit organization.

There may be negative effects of requirements with respect to rent restrictions and permissible income of occupants of properties securing our revenue bonds

All of the properties securing our revenue bonds are subject to certain federal, state and/or local requirements with respect to the permissible income of their tenants.  The LIHTC program and, often, state or local law establish a rent ceiling for some or all tenants.  In addition, pursuant to the Code, all of the properties securing our revenue bonds are required to have at least 20% (and in the case of low income properties owned by most charities, up to 75%) of the units reserved for occupancy by low or moderate income persons or families.  The Code provides that, as a general rule, for revenue bonds issued on or after January 1, 1986, the income limitations for low or moderate income tenants will be adjusted for family size.  Since federal subsidies are not generally available in connection with the mortgage loans, rents must be charged on such portions of the units at a level to permit such units to be continuously occupied by low or moderate income persons or families.  As a result, such rents may not be sufficient to cover all operating costs with respect to such units and debt service on the related revenue bond.  In such event, the rents on the remaining units may have to be higher than they would otherwise be and may, therefore, exceed competitive rents, which may adversely affect the occupancy rate of a property securing an investment and the developer’s ability to service its debt.

We are subject to construction completion and rehabilitation risks

As of December 31, 2003, revenue bonds with an aggregate carrying value of approximately $520.7 million were secured by affordable multi-family housing properties which are still in various stages of construction and revenue bonds with an aggregate carrying value of approximately $192.4 million were secured by affordable multi-family housing properties which are undergoing substantial rehabilitation.  Construction and/or rehabilitation of such properties generally takes approximately 12 to 24 months.  The principal risk associated with this type of lending is the risk of non-completion of construction or rehabilitation which may arise as a result of: (i) underestimated initial construction or rehabilitation costs; (ii) cost overruns; (iii) delays; (iv) failure to obtain governmental approvals; and (v) adverse weather and other unpredictable contingencies beyond the control of the developer.  If a mortgage loan is called due to construction and/or rehabilitation not being completed as required in the mortgage loan documents, we, as the holder of the revenue bonds secured by such mortgage, may incur certain costs and be required to invest additional capital in order to preserve our investment.

The properties securing certain of our revenue bonds, which are currently in a lease-up stage, may experience financial distress if they do not meet occupancy and debt service coverage levels sufficient to stabilize such properties

As of December 31, 2003, revenue bonds in our portfolio with a carrying value of approximately $530.4 million are secured by mortgages on properties which are currently in a lease-up stage.  The lease-up of these Underlying Properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that such revenue bonds may go into default than bonds secured by mortgages on properties that are fully leased-up.  Moreover, there can be no assurance that the Underlying Property will achieve expected occupancy or debt service coverage levels.

Other parties have the first right to income from and principal of, and control of foreclosure on, some of our revenue bond investments

As of December 31, 2003, a substantial portion of our investments consist of revenue bonds that are subordinated or that represent interests in bonds, notes or other instruments that may be junior in right of payment to other bonds, notes or instruments.  There are risks in investing in subordinated revenue bonds and other junior residual interests that could adversely affect our ability to make expected distributions to our CRA shareholders or common shareholders, including:

•                  the risk that borrowers may not be able to make payments on both the senior and the subordinated revenue bonds or interests, resulting in us, as a holder of the subordinated revenue bond, receiving less than the full and timely payments of interest and principal;

•                  the risk that short-term interest rates rise significantly, which would increase the amounts payable to the holders of the senior interests created through our securitizations and reduce the amounts payable to us or our subsidiaries as holders of the junior residual interests; and

•                  the possibility that the holders of the senior revenue bonds or senior interests created through our securitizations may control the ability to enforce remedies, limiting our ability to take actions that might protect our interests.

Our revenue bonds and mortgage loans may be considered usurious

State usury laws establish restrictions, in certain circumstances, on the maximum rate of interest that may be charged by a lender and impose penalties on parties making usurious loans, including monetary penalties, forfeiture of interest and unenforceability of the debt.  Although we do not intend to acquire revenue bonds secured by mortgage loans at usurious rates, there is a risk that our revenue bonds and mortgage loans could be found to be usurious as a result of uncertainties in determining the maximum legal rate of interest in certain jurisdictions, especially with respect to revenue bonds that bear participating or otherwise contingent interest.  Therefore, the amount of interest to be charged and our return on our revenue bonds will be limited by state usury laws.  In order to minimize the risk of investing in a revenue bond at a usurious rate, we obtain an opinion of local counsel to the effect that the interest rate of a proposed revenue bond is not usurious under applicable state law.  We also generally obtain an opinion of local counsel to the effect that the interest on the proposed mortgage loan is not usurious.  To obtain such opinions, we may have to agree to defer or reduce the amount of interest that can be paid in any year.  Some states may prohibit the compounding of interest, in which case we may have to agree to forego the compounding feature of our revenue bonds originated in those states.

Risks related to our taxable business

Revenues from our subsidiaries’ fee-generating activities are less predictable than our revenues from our revenue bond investments and could result in additional taxable income to our shareholders

Our formation of CM Corp., acquisition of PWF and more recent acquisition of Related has changed our business from one that invests substantially in revenue bonds to one that, in addition to bond investments, conducts significant fee-generating service activities.  These fee-generating activities are significantly different from our historical investment business where revenue bonds are held and income is generated primarily through receipt of interest payments.  Although we expect that these fee-generating businesses will generate significant growth for us, they are inherently less predictable than the ownership of tax-exempt bonds and there can be no assurance that our subsidiaries’ fee-generating activities will be profitable.  In addition, the earnings and cash generated by the Related business has historically fluctuated between quarters due to the variability and seasonality inherent in the timing of investing in tax credit partnerships, which is the primary driver of the earnings and cash generated by Related.  These fluctuations could be perceived negatively and, therefore, adversely affect the price at which our common shares trade.  In addition, the portion of our distributions that represent federally tax-exempt income could decrease based on the proportion of our future taxable business.  If the taxable dividend income distributed by CM Corp. to us grows as a percentage of our consolidated net income, if we invest in a larger percentage of taxable investments or if we engage in other taxable fee-generating business, the percentage of our net income distributed to our shareholders that is federally tax-exempt to them is likely to decrease.

There are risks associated with Delegated Underwriter and Servicer (“DUS”) lending

Through PWF’s DUS program, we originate loans which are thereafter purchased by Fannie Mae.  PWF retains a first loss position with respect to loans that it originates and sells to Fannie Mae.  PWF assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II, or III.  As December 31, 2003, all of PWF’s loans consisted of Level I loans.  For such loans, PWF is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance.  Level II and Level III loans carry a higher loss sharing percentage.  Any remaining loss is sustained by Fannie Mae.

Under the terms of the Master Loss Sharing Agreement between Fannie Mae and PWF, PWF is responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, PWF may request interim loss sharing adjustments which allow PWF to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement.  No interim sharing adjustments are available for Level II and Level III loans.

There are risks associated with credit enhancement and internal rate of return guarantees

Through CM Corp., we provide credit enhancement to third parties for a fee.  If such third parties default on their obligations on which CM Corp. provided credit enhancement, CM Corp. would be called upon to make the related payment, which could be in an amount that is far in excess of the fee obtained for its credit enhancement.  In addition, we usually guarantee CM Corp.’s obligations under its credit enhancement transactions.  As of December 31, 2003, our maximum risk associated with these credit enhancement transactions was approximately $19 million.  Through CM Corp., we provide internal rate of return guarantees to investors in partnerships designed to pass through certain tax benefits, including federal LIHTCs, to investors.  In connection with such guarantees we might be required to advance funds to ensure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the guaranteed level, we would be required to make a payment so that the guaranteed rate of return will be achieved.  As of December 31, 2003, our maximum potential liability, pursuant to those guarantees, was approximately $228 million.

First loss and non-investment grade subordinated interests are subject to increased risk of loss

We have invested indirectly in subordinated Commercial Mortgage Backed Securities (“CMBS”) through our ownership of a preferred membership interest in ARCap Investors L.L.C.  (“ARCap”).  Subordinated CMBS of the type in which ARCap invests typically include “first loss” and non-investment grade subordinated interests.  A first loss security is the most subordinate class in a structure and accordingly is the first to bear the loss upon a default or restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, and is often not assigned an investment rating.  Accordingly, such classes are subject to a greater risk of loss of principal and non-payment of interest than more senior, rated classes.  The market values of subordinated interests in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than more senior, rated classes.  As a result of these and other factors, subordinated interests generally are not actively traded and are relatively illiquid investments.  With respect to our investment in ARCap, our ability to transfer our membership interest in ARCap is further limited by the terms of ARCap’s operating agreement.

Elimination of, or changes to, governmental programs

A significant portion of Related’s revenues are derived from the syndication of partnership interests in properties eligible for LIHTCs.  Although LIHTCs are a part of the Code, Congress could repeal or modify this legislation at any time.  If such legislation is repealed or adversely modified, Related would no longer be able to pursue its business strategy as currently contemplated.

The inability to maintain Related’s current recurring fee arrangements and to generate new transaction fees could have a negative impact on the price of our common shares

Two of our taxable revenue sources are expected to be the transaction fees generated by Related’s sponsorship of any new investment programs and recurring fees payable by existing and future programs.  Transaction fees are generally “up-front” fees that are generated from the sponsorship of new investment programs, while recurring fees depend on the ongoing operation of investment programs sponsored by Related.  The termination of one or more of these recurring fee arrangements, or the inability to sponsor new programs which will generate new recurring and transaction fees, could adversely affect our results of operations and reduce the market price of our common shares.  There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new investment programs.

Certain agreements pursuant to which Related earns fees have finite terms and may not be renewed

Related receives fees pursuant to an advisory agreement with American Mortgage Acceptance Company (“AMAC”).  The AMAC advisory agreement is subject to annual renewal by AMAC, which requires the approval of a majority of its board of trustees.  In addition, a majority of the independent members of AMAC’s board may terminate this agreement with Related with or without cause.  As a result, this agreement may not be renewed or may be terminated with or without cause.  Related also receives fees from investment programs Related has sponsored and may sponsor in the future that do not provide for annual elections by investors of their management.  With respect to these investment programs, we will generally be acquiring controlling interests in the entities which control these investment programs which currently generate recurring fees.  However, these interests are subject to the fiduciary duty of the controlling entity to the investors in those investment programs which may affect our ability to continue to collect fees from those investment programs.  Furthermore, the organizational documents of substantially all of these investment programs allow for the investors, at their option, to remove the entity controlled by Related as general partner or managing member without cause.  Although the investment programs will generally be required to pay fair market value if they exercise this right, Related’s right to receive future fees would terminate and there can be no assurance that the payment will fully compensate us for this loss.  Finally, many of these investment programs typically have finite periods in which they are scheduled to exist, after which they are liquidated.  The termination of a program will result in a termination of the fees we receive from those programs.

Related’s business is subject to competition and our inability to compete effectively in the future for financial services business could reduce the revenues we expect to receive as a result of our acquisition of Related and negatively affect the price of our shares

Financial services in the multi-family affordable housing industry is highly competitive.  Related competes with entities that possess greater financial resources for (a) providing financing to multi-family developers and (b) selling LIHTC funds to investors.  Related also competes against numerous private financial service providers as well as state and federal agencies.  Pursuant to Section 42 of the Code, a fixed number of LIHTCs are allocated annually to each state based on population.  In 2002, developers applied for approximately $5.0 billion of LIHTCs, while only $2.5 billion were available nationally.  Related is dependent upon the developers of LIHTC properties to apply for and obtain LIHTCs.  Related, in turn, contracts with the local developer for the right to offer the tax credits to equity investors through investment programs it sponsors.  These local developers include independent third parties as well as affiliates of TRCLP.  Our inability to continue to arrange for the acquisition of LIHTC opportunities from developers or the inability of developers with whom Related has done business in the past to continue to obtain LIHTC allocations, may adversely affect our ability to achieve the anticipated benefits of our acquisition of Related.

Related relies on relationships with key investors and customers which may not continue, which would adversely affect our ability to generate revenue

Related relies on relationships with key investors and developers.  If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected.  In 2002, five key investors provided approximately 72% of the equity capital raised by tax credit syndication programs sponsored by Related, with two of those key investors providing approximately 47% of the capital.  In addition, ten key developers provided approximately 55% of the LIHTC properties for which Related arranged equity financing in 2002.  There can be no assurance that we will be able to continue to do business with these key investors and developers or that new relationships will be formed.

General risks related to our Company

We and our subsidiaries depend on the services of Related’s senior management team

We and our subsidiaries depend upon the services of four key employees of Related (Messrs.  Boesky, Hirmes and Schnitzer and Ms. Kiley) and other individuals who comprise Related’s senior management team.  All decisions with respect to the management and control of our Company and our subsidiaries, subject to the supervision of our board of trustees (or the applicable subsidiaries board of directors), are currently made exclusively by these four key employees and Related’s senior management team.  This includes, without limitation, the determination of how we and our subsidiaries choose our investments.  The departure or the loss of the services of any of these key employees or a large number of senior management personnel and other employees could have a material adverse effect on our ability to effectively operate our business and our future results of operations.

Because we hold most of our investments through our subsidiaries, our shareholders are effectively subordinated to the liabilities and preferred equity of our subsidiaries

We hold most of our investments through our subsidiaries.  Since we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the liabilities and preferred equity of our subsidiaries, which at December 31, 2003, aggregated approximately $1.9 billion.  In particular, the holders of the preferred shares of one of our subsidiaries, Equity Issuer, are entitled to receive preferential distributions with respect to revenues generated by revenue bonds held directly or indirectly through it, which constitute a substantial portion of our assets.  Similarly, holders of senior interests created through our securitization programs have a superior claim to the cash flow from the revenue bonds deposited in such programs.  Accordingly, a portion of the earnings on our investments will not be available for distribution on our CRA Shares.

We are subject to ongoing liabilities and business risks that are inherent to Related’s business

Assumed Liabilities

In connection with our acquisition of Related, we assumed and incurred liabilities and associated costs, including the assumption of liabilities under certain guarantees.  We also provided replacement notes to capitalize general partner entities of investment programs previously sponsored by Related and controlled directly by us and guaranteed the performance by our subsidiaries of any obligations they have pursuant to the agreements entered into in connection with our acquisition of Related.  As a guarantor, we could incur liability if events of default occur.

New Liabilities and Business Risks

In connection with the sponsorship of investment programs and joint venture activities related to the co-development of LIHTC properties, Related acts as a fiduciary to the investors in its syndication programs and is often also required to provide guarantees of performance.  Related advances funds to acquire interests in property-owning partnerships for inclusion in investment programs it sponsors and at any point in time, the amount of funds advanced can be material.  The warehouse line of credit utilized by Related to fund these acquisitions has a maximum amount of $85.0 million.  Recoupment of amounts used to acquire such interests is subject to Related’s ability to attract investors to new investment programs or, if investors are not found, the sale of the partnership interests in the Underlying Properties.  Finally, our subsidiaries could be subject to liabilities to investors in investment programs and third parties as a result of serving as general partner or special limited partner in various investment programs.  In addition, even when we are not required to do so, we may advance funds to allow investment programs to meet their expenses and/or generate the expected tax benefits to investors.

Certain types of losses are uninsured

There are certain types of losses (generally of a catastrophic nature, such as toxic mold, earthquakes, floods, terrorism and wars) which are either uninsurable or not economically insurable.  Should a disaster of this type occur to, or cause the destruction of, one of the properties securing a revenue bond that we directly or indirectly own, it is possible that we could lose our invested capital, anticipated future revenue and anticipated profit.

Our investments in revenue bonds are illiquid

Our investments in revenue bonds lack a regular trading market.  There is no limitation in our trust agreement or otherwise as to the percentage of our investments that may be illiquid and we expect to continue to invest in assets, a substantial portion of which will be illiquid securities.  If a situation arises where we would require additional cash, we could be forced to liquidate some or all of our investments on unfavorable terms (if any sale is possible) that could substantially reduce the amount of distributions available and payments made in respect of our shares.

Certain of the revenue bonds held by us and our subsidiaries have been pledged

A significant portion of our revenue bond portfolio has been pledged in connection with our securitizations, credit enhancement activities and warehouse borrowing.  The carrying value of the pledged bonds varies from time to time.  As of December 31, 2003, the carrying value of all pledged bonds is approximately $1.8 billion.  Upon the occurrence of a default under one or more of the programs in connection with which our revenue bonds are pledged, certain of those bonds could be liquidated and the proceeds of such liquidation paid to the secured party.  Such liquidation and application would reduce the amount of interest available for distributions to our shareholders and would also potentially trigger other defaults, which could lead to additional liquidations of the pledged revenue bonds.

Our board of trustees can change our business policies unilaterally

Our shareholders have no control over changes in our policies, including our business policies with respect to acquisitions, financing, growth, debt, capitalization and distributions, which are determined by our board of trustees.  Our board of trustees may amend or revise our business plan and certain other policies without shareholder vote.  There is a risk that changes in our business policies may not fully serve the interests of all of our shareholders.

We invest in real estate related investments and revenue bonds secured by real estate, which involves risk of liability under the environmental laws

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances released on, above, under or in such real estate.  These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances.  As a result, the entities we sponsor which own real estate, and the owners of the real estate securing our investments could be required to pay removal or remediation costs.  These costs of removal or remediation could be substantial and could negatively impact the availability of property cash flow for payments on our investments.  Phase I reports have been obtained for all of the properties securing our investments, and in certain instances, because of findings in the Phase I reports, Phase II reports have also been obtained.  The results of such reports were that no material violations of applicable regulations were found and such reports concluded that there has been no verifiable or apparent adverse environmental impact from past or present land use which has not been or will not be remediated.  Other than such Phase I and Phase II reports, no further environmental analyses have been performed with respect to the properties securing our investments.  Other than the results of the reports described above, our awareness of environmental problems associated with the properties securing our investments is derived, for the most part, from information obtained from owners of the properties which secure our investments, due diligence inquiries when our investments were financed or visual inspections of properties by independent appraisers.  There may, however, be environmental problems associated with a property securing an investment not known to us and our subsidiaries.

We are not registered under the Investment Company Act and would not be able to conduct our activities as we currently conduct them if we were to become required to be registered

Neither we nor our subsidiaries are registered under the Investment Company Act of 1940 and we may not be able to conduct our activities as we currently conduct them if we were required to register thereunder.  We at all times intend to conduct our activities, and those of our subsidiaries, so as not to become regulated as an investment company under the Investment Company Act.  Even if we are not an “investment company” under the Investment Company Act, we could be subject to regulation under the Investment Company Act if a subsidiary of ours were to be deemed to be an “investment company.” There are a number of possible exemptions from registration under the Investment Company Act that we believe apply to us and our subsidiaries and which we believe make it possible for us not to be subject to registration under the Investment Company Act.  For example, the Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” which we refer to as “qualifying interests.” Under current interpretations of the staff of the SEC, one of the ways in which our subsidiaries can qualify for this exemption is to maintain at least 55% of its assets directly in qualifying interests and the balance in real estate-type interests.  Under this test, unless certain mortgage securities represent all of the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying interests for purposes of the 55% requirement.  We believe our subsidiaries can rely on this exemption or another exemption from registration.  The requirement that our subsidiaries maintain 55% of assets in qualifying interests (or satisfy another exemption from registration) may inhibit our ability to acquire certain kinds of assets or to securitize additional interests in the future.  If any of our subsidiaries fail to qualify for exemption from registration as an investment company, we, in turn, may be required to register as an investment company under the Investment Company Act.  In such event, our ability to maintain our financing strategies would be substantially reduced, and we would be unable to conduct our business as described herein.  Such a failure to qualify could have a material adverse effect upon our ability to make distributions to our shareholders.

There are possible adverse effects arising from shares available for future sale

Our board of trustees is permitted to offer additional CRA Shares or other equity or debt securities of our Company in exchange for money, property or otherwise.  Our ability to sell or exchange such securities will depend on conditions then prevailing in the relevant capital markets and our results of operations, financial condition, investment portfolio and business prospects.  Subject to American Stock Exchange rules which require shareholder approval for certain issuances of securities and as long as the issuance is made in accordance with our trust agreement, the issuance of such additional securities will not be subject to the approval of our CRA shareholders and may negatively affect any resale price of our CRA Shares.  CRA shareholders will not have any preemptive rights in connection with the issuance of any additional securities we or our subsidiaries may offer, and any of our equity offerings will cause dilution of a shareholder’s investment in us.

Our inability to raise capital could adversely affect our growth

A major aspect of our business plan includes the acquisition of additional revenue bonds, which requires capital.  In addition to funds generated through operations (including securitizations), we raise capital by periodically offering securities issued by us or one or more of our subsidiaries.  Our ability to raise capital through securities offerings is subject to risks, including:

•                  conditions then prevailing in the relevant capital markets;

•                  our results of operations, financial condition, investment portfolio and business prospects;

•                  the timing and amount of distributions to the holders of our shares which could negatively affect the price of a common share; and

•                  the amount of securities that are structurally senior to the securities being sold.

Our classification as a publicly traded partnership not taxable as a corporation is not free from doubt and could be challenged

We, and the majority of our subsidiaries, operate as partnerships or are disregarded for federal income tax purposes.  This allows us to pass through our income, including our federally tax-exempt income, and deductions to our shareholders.  The listing of our common shares on the American Stock Exchange causes us to be treated as a “publicly traded partnership” for federal income tax purposes.  We, and Paul, Hastings, Janofsky & Walker LLP, our counsel (who we also refer to as “Paul Hastings”), believe that we have been and are properly treated as a partnership for federal income tax purposes.  However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership in future years.  Qualification as a partnership involves the application of highly technical and complex Code provisions.  For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income (which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items).  We have represented that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to conduct our operations in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future.  In the opinion of Paul Hastings, although the issue is not free from doubt, we have been and are properly treated as a partnership for federal income tax purposes.  In determining whether interest is treated as qualifying income under these rules, interest income derived from a “financial business” and income and gains derived by a “dealer” in securities are not treated as qualifying income.  We have represented that we are acting as an investor with respect to our investments and that we have not engaged in, and will not engage in, a financial business.  There is no clear guidance on what constitutes a financial business.  We have taken the position that for purposes of determining whether we are in a financial business, our bond acquisition and financing activities as well as our proposed activities would not cause us to be engaged in a financial business or to be considered a “dealer” in securities.  The IRS could assert that our activities constitute a financial business.  Even if we were considered to be engaged in a financial business, we believe that we would satisfy the requirement that 90% or more of our income constitutes qualifying income.  If our activities constitute (or as a result of increased volume constitute) a financial business or cause us to be treated as a dealer, there is a substantial risk that more than 10% of our gross income would not constitute qualifying income.  We could also be treated as if we were engaged in a financial business if the activities of Related were attributed to us.  Although we are affiliated with Related, we seek to enter into arms length arrangements with Related.  CM Corp. will be subject to income tax with respect to amounts earned by Related.  Accordingly, we believe the activities and income of Related will not be attributed to us.  In addition, in determining whether interest is treated as qualifying income, interest income that is determined based upon the income or profits of any person is not treated as qualifying income.  A portion of the interest payable on participating interest bonds owned by us and our subsidiaries is determined based upon the income or profits of the properties securing our investments.  Accordingly, if we were to receive more than 10% of our interest income in any given year from such “contingent interest,” the IRS could take the position that we should be treated as publicly traded partnerships, taxable as associations.  We carefully monitor the type of interest income we receive to void such a circumstance.  However, there can be no assurance that such monitoring would be effective in all events to avoid the receipt of more than 10% contingent interest in any given year, because circumstances outside of the control of us and our subsidiaries could cause such a result.  If for any reason less than 90% of our gross income constitutes qualifying income, items of income and deduction would not pass through to our shareholders and our shareholders would be treated for federal income tax purposes as stockholders in a corporation.  We would be required to pay income tax at regular corporate rates on any portion of our net income that did not constitute tax-exempt income.  In addition, a portion of our federally tax-exempt income may be included in determining our alternative minimum tax liability.  Distributions by us to our shareholders would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, which would include tax-exempt income, as well as any taxable income we might have, and the payment of these distributions would not be deductible by us.  These consequences would have a material adverse effect on us and our shareholders.

Our treatment of income from our residual interests as federally tax-exempt could be challenged

We hold, indirectly, residual interests in certain federally tax-exempt revenue bonds through securitization programs, such as the Private Label Tender Option Program and P-FLOATsSM/RITESSM program, which entitle us to a share of the federally tax-exempt interest of such revenue bonds.  Special tax counsel have each rendered an opinion to the effect that the issuer of the RITESSM and the issuer of the Private Label Tender Option Program residual certificates, respectively, will each be classified as a partnership for federal income tax purposes and the holders of the RITESSM and the Private Label Tender Option Program residual certificates will be treated as partners of each partnership.  Consequently, as the holder of the RITESSM and the Private Label Tender Option Program residual certificates, we believe we are entitled to treat our share of the federally tax-exempt income allocated and distributed to us as tax-exempt income.  However, it is possible that the IRS could disagree with those conclusions and an alternative characterization could adversely affect the treatment of any income we receive from the RITESSM and the Private Label Tender Option Program residual certificates, as well as the pass-through of that income to our shareholders, as ordinary taxable income.

The value of our shares and our ability to make distributions of federally tax-exempt income depends upon the application of tax laws

The following discussion relates only to those investments which generate federally tax-exempt income.

Tax treatment of our revenue bonds

A large portion of our business involves acquiring and holding investments that we believe, based upon the opinion of nationally recognized counsel delivered on the date the investment was originally issued (or on the date on which the investment was considered reissued), will generate interest or distributions excludable from the gross income of the holders thereof for federal income tax purposes.  Certain of the revenue bonds acquired directly or indirectly by us bear interest at rates which include participating or otherwise contingent interest.  These revenue bonds are called participating interest bonds.  In the case of all participating interest bonds, the opinions of counsel include an opinion to the effect that such participating interest bond would be treated as debt for federal income tax purposes.

Tax-exemption of our revenue bonds

On the date of original issuance or re-issuance of each revenue bond, nationally recognized bond counsel or special tax counsel rendered its opinion to the effect that, based on the law in effect on the date of original issuance or re-issuance, interest on such revenue bonds is excludable from gross income for federal income tax purposes, except with respect to any revenue bond (other than a revenue bond, the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code) during any period in which it is held by a “substantial user” of the property financed with the proceeds of such revenue bonds or a “related person” of such a “substantial user.” In the case of participating interest bonds, such opinion assumes, in certain cases in reliance on another unqualified opinion, that such participating interest bond constitutes debt for federal income tax purposes.  Each opinion speaks only as of the date it was delivered.  In addition, in the case of revenue bonds which, subsequent to their original issuance, have been reissued for federal tax purposes, nationally recognized bond counsel or special tax counsel has delivered opinions to the effect that interest on the reissued revenue bond is excludable from gross income of the holder thereof for federal income tax purposes from the date of re-issuance or, in some cases, to the effect that the re-issuance did not adversely affect the excludability of interest on the revenue bonds from the gross income of the holders thereof.  However, an opinion of counsel has no binding effect and there is no assurance that the conclusions reached will not be contested by the IRS or, if contested, will be sustained by a court.  The re-issuance of a revenue bond generally does not, in and of itself, cause the interest on such revenue bond to be includable in the gross income of the holder thereof for federal income tax purposes.  However, if a revenue bond is treated as reissued and the appropriate federal tax information return, a Form 8038, has not been timely filed or a late filing has not been accepted by the IRS, interest on such revenue bond could be includable in the gross income of the holder thereof for federal income tax purposes from and after the re-issuance date.  In addition, if a participating interest revenue bond is treated as reissued, there can be no assurance that such revenue bond would continue to be characterized as debt, as described below, insofar as the facts and circumstances underlying such characterization may have changed.  Furthermore, pursuant to regulations generally effective as of June 30, 1993, if an issue of revenue bonds is treated as reissued within six months of the transfer of the property financed by such issue of revenue bonds by the owner of such property to an unrelated party the interest on such revenue bonds could become includable in gross income for purposes of federal income taxation.  In addition, if a participating interest revenue bond is reissued after August 13, 1996, the reissued revenue bond is or would become subject to certain regulations concerning contingent payments, which could cause some or all of the interest payable on such participating interest revenue bond to become includable in gross income of the holder thereof for federal income tax purposes, unless such participating interest revenue bond is modified at the time of re-issuance to comply with the contingent payment regulations.  The Code establishes certain requirements which must be met subsequent to the issuance and delivery of tax-exempt revenue bonds for interest on such revenue bonds to remain excludable from gross income for federal income tax purposes.  Among these continuing requirements are restrictions on the investment and use of the revenue bond proceeds and, for revenue bonds the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, the continued exempt status of such borrower.  In addition, the continuing requirements include tenant income restrictions, regulatory agreement compliance and compliance with rules pertaining to arbitrage.  Each issuer of the revenue bonds, as well as each of the underlying borrowers, has covenanted to comply with certain procedures and guidelines designed to ensure satisfaction of the continuing requirements of the Code.  Failure to comply with these continuing requirements of the Code may cause the interest on such bonds to be includable in gross income for federal income tax purposes retroactively to the date of issuance, regardless of when such noncompliance occurs.  Greenberg Traurig, LLP (also referred to as “Greenberg Traurig”) as our bond counsel, and Paul Hastings, as our securities counsel (Greenberg Traurig and Paul Hastings are collectively referred to herein as our “Counsel”), have not, in connection with the offering of the Series A Convertible CRA Shares pursuant to this prospectus supplement, passed upon and do not assume any responsibility for, but rather have assumed the continuing correctness of, the opinions of bond counsel or special tax counsel (including opinions rendered by Greenberg Traurig) relating to the exclusion from gross income for federal income tax purposes of interest on the revenue bonds and have not independently verified whether any events or circumstances have occurred since the date such opinions were rendered that would adversely affect the conclusions set forth herein.  However, as of the date of this prospectus supplement, neither we, nor our subsidiaries, our affiliates or our Counsel have knowledge of any events that might adversely affect the federally tax-exempt status of our revenue bonds, including any notice that the IRS considers interest on any of our revenue bonds to be includable in gross income for federal income tax purposes.

Treatment of revenue bonds as equity

Payment of a portion of the interest accruing on each participating interest bond depends in part upon the cash flow from, and proceeds upon sale of, the property securing our investment financed by such revenue bond.  An issue may arise as to whether the relationship between us and the respective obligors is that of debtor and creditor or whether we are engaged in a partnership or joint venture with the respective obligors.  If the IRS were to determine that one or more of the participating interest bonds represented or contained an equity investment in the respective property securing our investment because of this feature, all or part of the interest on such participating interest bond could be viewed as a taxable return on such investment and would not qualify as tax-exempt interest for federal income tax purposes.  To our knowledge, neither the characterization of the participating interest bonds as debt, nor the characterization of the interest thereon as interest excludable from gross income for federal income tax purposes of the holders thereof, has been challenged by the IRS in any judicial or regulatory proceeding.  In certain instances, opinions rendered by bond counsel provided that the characterization of the bonds as debt was not free from doubt and that all or a portion of the interest on such bonds, including “contingent interest” and “deferred interest,” may not be treated as interest for state and federal law but that it is more likely than not that such interest is interest for state and federal law purpose or otherwise similarly limited.  We or our predecessors received opinions of counsel from Willkie, Farr & Gallagher LLP and other counsel retained by us or our predecessor respecting each of our participating interest bonds to the effect that, based upon assumptions described in such opinions, which assumptions included the fair market value of the respective properties upon completion and economic projections and guarantees, the participating interest bonds “would” be treated for federal tax purposes as representing debt.  The implicit corollary of these opinions is that the participating interest bonds do not constitute the following: (i) an equity interest in the underlying borrower; (ii) an equity interest in a venture between the underlying borrower and us; or (iii) an ownership interest in the properties securing our investments.  Although we assume the continuing correctness of these opinions, and will treat all interest received with respect to these bonds as tax-exempt income, there can be no assurance that such assumptions are correct, such treatment would not be challenged by the IRS, or that intervening facts and circumstances have changed the assumptions and basis for providing such opinions.  Most of the opinions described in the preceding paragraph were not rendered by Greenberg Traurig, which has not passed on or assumed any responsibility for the opinions of other counsel on this issue, nor made any independent determination as to whether any events or circumstances have occurred or intervened since the original issuance of the “debt” opinions that would adversely affect such opinions.  In addition, the opinions discussed above speak only as of their respective delivery dates, and our Counsel has not passed upon or assumed any responsibility for reviewing any events that may have occurred subsequent to the delivery of such opinions which could adversely affect the conclusions contained therein.

“Substantial User” Limitation

Interest on a revenue bond owned by us or our subsidiaries, other than a bond the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, will not be excluded from gross income during any period in which we or our subsidiaries are a “substantial user” of the properties financed with the proceeds of such revenue bond or a “related person” to a “substantial user.” We have received advice from our counsel with respect to our revenue bonds to the effect that we are not a “substantial user” of any properties financed with the proceeds of such bonds or a “related person” thereto.  A “substantial user” generally includes any underlying borrower and any person or entity who uses the financed properties on other than a de minimis basis.  We would be a “related person” to a “substantial user” for this purpose if, among other things, (i) the same person or entity owned more than a 50% interest in both us and in the properties financed with the proceeds of a bond owned by us or one of our subsidiaries, or (ii) if we owned a partnership or similar equity interest in the owner of a property financed with the proceeds of a bond.  Additionally, a determination that we are a partner or a joint venturer with a mortgagor involving an equity interest, as described above under “Treatment of revenue bonds as equity,” could cause us to be treated as a “substantial user” of the properties securing our investments.  In the event that the entity which owns a property securing our investment financed with the proceeds of a revenue bond owned by us were to acquire any of our shares, the IRS, if it became aware of such ownership, could take the position that the substantial user and related person rules require that the interest income on such revenue bond allocable to all of our investors, including the holders of the shares, including the CRA Shares, be included in gross income for federal income tax purposes.  Greenberg Traurig has advised us that in its opinion such a result is not supported by the Code and treasury regulations; however, there can be no assurance that the IRS would not take such a position.  Related and its affiliates owned a portion of our outstanding common shares.  Such ownership of the obligors of certain of our revenue bonds and our common shares were considered when we received advice that we are not a “substantial user” of the properties financed by such revenue bonds or a “related party” to a “substantial user.” The selling principals of Related and its affiliates also own SCUs in CCC.  Greenberg Traurig has reviewed the revenue bonds owned by us and our subsidiaries, the ownership of the obligors of our revenue bonds and the ownership of our shares and our subsidiaries’ shares, and concurs in the conclusion that we and our subsidiaries are not “substantial users” of the properties financed with the proceeds of the revenue bonds or related parties thereto.  There can be no assurance, however, that the IRS would not challenge such conclusion.  If such challenge were successful, the interest received on any bond respecting which we or our subsidiaries were treated as a “substantial user” or a “related party thereto” would be includable in gross income for federal income tax purposes.  In addition, prior to our acquisition of Related, it owned, directly and indirectly, partnership interests in many partnerships owning multi-family properties financed with the proceeds of revenue bonds in our revenue bond portfolio, which could have caused us to be treated as a “substantial user” of these entities or a “related party” to a “substantial user” upon our acquisition of Related.  Accordingly, prior to our acquisition of Related, we modified the structure of the ownership interests in such entities and our operation of CCC’s investment programs so that we will not be treated as a “substantial user” of any properties financed with the proceeds of revenue bonds in our revenue bond portfolio or a “related party” thereto.  Under our new structure, designated senior executives will acquire and hold 51% of the equity interests in certain entities and we or our affiliates own a 49% interest and serve as the non-equity manager or general partner.  It is not expected that such entities will have significant economic value.  Paul Hastings and Greenberg Traurig have reviewed the structure of our acquisition of Related, the modifications to the ownership interests in such entities and the structure we use to operate the real estate investment programs of CCC and they have advised us that, with such modifications, we and our subsidiaries should not be “substantial users” of the properties financed with the proceeds of the revenue bonds or “related parties” thereto.  There can be no assurance, however, that the IRS would not challenge such a conclusion.  If such challenge were successful, the interest received on any revenue bond during the time period when we or our subsidiaries were treated as a substantial user or a “related party” thereto would be includable in gross income for federal income tax purposes.

Revenue bonds May Go Into Default From Time To Time

Properties underlying our revenue bonds may experience financial difficulties from time to time, which could cause certain of our revenue bonds to go into default.  Were that to occur, we might take remedial action such as, among other things, entering into a work-out or forbearance agreement with the owner of the property or exercising our rights with respect to the collateral securing such revenue bond, including the commencement of mortgage foreclosure proceedings.  The execution and delivery of a forbearance agreement could, under certain circumstances, result in a significant modification (i.e., “re-issuance”) of the revenue bond for federal income tax purposes.  In such event, the issuer of the revenue bond would be required to file a form 8038 in order to preserve the exclusion from gross income of interest on such modified revenue bond.  In addition, in the event that we were successfully to foreclose the mortgage on the property underlying a defaulted revenue bond, it is likely that, during the period that we or an affiliate owned both the property and the defaulted revenue bond, we, as holder of the defaulted revenue bond, would be deemed to be a related party to a substantial user of the property underlying such bond.  As a result, during such period, the interest we receive on such revenue bond would be includable in gross income for purposes of federal income taxation.

Section 761 Election and Revenue Procedure 2003-84

Many of the senior interests in our securitization programs are held by tax-exempt money-market funds.  Because our securitization programs must be structured as partnerships for federal income tax purposes, which allocate income, gain or loss at the end of each partnership year, the senior interests will only be held by the tax-exempt money-market funds if the securitization partnerships have made an election under Section 761 of the Code to opt out of the provisions of subchapter K of the Code.  Each of the partnerships, through which we securitize our revenue bonds and sell senior floating rate interests to tax-exempt money-market funds, has made such an election.  On November 5, 2003, the IRS released Revenue Procedure 2003-84, which states, among other things, that partnerships, such as the ones used by us to securitize our bonds, do not meet the requirements of Section 761 of the Code.  However, the Revenue Procedure also states that, for partnerships with start-up dates prior to January 1, 2004 that have made a Section 761 election, the IRS will not challenge a partnership’s or a partner’s tax treatment that has been consistent with such an election, provided that the partnerships meet certain requirements.  We have been advised by our counsel, Greenberg Traurig, that the partnerships we use in our securitizations currently meet such requirements.  It is our intention to continue to meet those requirements, which include an income test and an expense test, on an ongoing basis.  There can be no assurance, however, that unforeseen circumstances might cause one or more of our securitization partnerships to fail either the income test or the expense test, which would cause our securitization partnerships to have to comply with all of the requirements of subchapter K of the Code, including any reporting requirements.  In addition, there is no assurance that the IRS would not challenge our position that the securitization partnerships we use meet the requirements necessary to be able to continue to rely upon Section 761 elections.  In the event one or more of our securitization partnerships was forced to comply with the provisions of subchapter K of the Code, it is likely that all of the tax-exempt money market funds which hold the senior interests in those securitizations would tender their positions and the remarketing agent would have to try to locate new purchasers, which were not tax-exempt money market funds, for those tendered senior interests.  This would probably result in an increase in the distributions to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the securitizations, which are owned by us through our subsidiaries.

Structure of our acquisition of Related

Our acquisition of Related was structured to prevent us from realizing active income from the Related business and effectively receive a tax deduction for payments made to the selling principals of Related.  It is possible that the IRS could challenge this structure, with material adverse consequences to our Company.  First, the IRS could assert that we are the owner of the Related business, in which case we would realize an amount of active income from the Related business that would require us to be treated as a corporation instead of a publicly traded partnership for income tax purposes.  If the IRS prevailed, we would be required to pay taxes on our income, thereby reducing the amount available to us to make distributions.  As a result, it is possible that the value of our shares would decline.  Second, the IRS might assert that the SCUs in CCC held by the selling principals of Related are actually shares of our Company.  If this position prevailed, the distributions payable on the SCUs would not result in tax deductions for CM Corp. In such event, CM Corp. would be subject to increased tax, which could reduce our net after-tax income and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

Taxable income

We primarily invest in investments that produce only tax-exempt income.  However, the IRS may seek to re-characterize a portion of our tax-exempt income as taxable income as described above.  If the IRS were successful, a shareholder’s distributive share of such income will be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed.  Any taxable income will be allocated pro rata between our CRA Shares and our common shares.  We may also have taxable income in the form of market discount or gain on the sale or other disposition of our investments, and we expect to own investments and engage in certain fee generating activities that will generate taxable income.

Impact of recent and future tax legislation

Recent and future tax legislation could also adversely impact the value of our investments and the market price of our shares.  On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Act.  This law amends the Code to reduce federal income tax rates for individuals on long-term capital gains and dividend income and accelerates certain previously enacted income tax rate reductions for individuals for tax years ending on or after May 6, 2003.  This tax legislation reduces the importance of a primary advantage of investing in municipal bonds—that the interest received on these bonds is federally tax-exempt, while other income is subject to federal income tax at higher rates.  It is likely that these tax law changes, and any similar future tax law changes, could increase the cost of tax-exempt financings, as interest rates offered by municipal issuers would rise to compensate investors for the loss of the tax advantage.  This could lead to a decrease in tax-exempt multi-family rental housing bond issuances, which would reduce our opportunities to purchase revenue bonds.  If the interest received on the revenue bonds remains federally tax-exempt under the Code, the allocations of such federally tax exempt interest by us to our investors will also remain excludable from gross income for federal income tax purposes.  However, the Jobs and Growth Tax Relief Act could cause the after-tax returns available from other investments to increase, and cause shares in other companies to become more attractive relative to our shares.  These changes could also reduce the value of our existing investments, because federally tax-exempt municipal bond income would not enjoy the same relative tax advantage as provided under prior law.

No assurance can be given that our shareholders will be entitled to the same limitation on personal liability as stockholders of private corporations for profit

We are governed by the laws of the State of Delaware.  Under our trust agreement and the Delaware Statutory Trust Act, as amended (“Delaware Act”), our shareholders will be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware.  In general, stockholders of Delaware corporations are not personally liable for the payment of corporation debts and obligations, and are liable only to the extent of their investment in the Delaware corporation.  However, a shareholder may be obligated to make certain payments provided for in our trust agreement and bylaws.  The properties securing our investments are dispersed in numerous states and the District of Columbia.  In jurisdictions which have not adopted legislative provisions regarding statutory trusts similar to those of the Delaware Act, questions exist as to whether such jurisdictions would recognize a statutory trust, absent a state statute, and whether a court in such jurisdiction would recognize the Delaware Act as controlling.  If not, a court in such jurisdiction could hold that our shareholders are not entitled to the limitation of liability set forth in our trust agreement and the Delaware Act and, as a result, are personally liable for our debts and obligations.

Our anti-takeover provisions may discourage third-party proposals

Certain provisions of our trust agreement may have the effect of discouraging a third party from making an acquisition proposal for our Company.  This could inhibit a change in control of our Company under circumstances that could give our shareholders the opportunity to realize a premium over then-prevailing market prices.  Such provisions include the following:

Additional Classes and Series of Shares

Our trust agreement permits our board of trustees to issue additional classes or series of beneficial interests and to establish the preferences and rights of any such securities.  Thus, our board of trustees could authorize the issuance of beneficial interests with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some, or a majority, of our shares might receive a premium for their shares over then-prevailing market price of such shares.

Staggered Board

Our board of trustees has three classes of managing trustees.  The terms of the first, second and third classes will expire in 2004, 2005 and 2006, respectively.  Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class’ term.  The use of a staggered board makes it more difficult for a third-party to acquire control over us.

The interests of the selling principals of Related may be in conflict with the interests of our shareholders

Because the selling principals of Related serve, along with others, as our managing trustees, there are ongoing conflicts of interests when we are required to determine whether or not to take actions to enforce our rights under the various agreements entered into in connection with our acquisition of Related.  While any material decisions involving the selling principals of Related are subject to the vote of a majority of our independent trustees, such decisions may create conflicts between us and these selling principals who are our managing trustees.  In addition, we have some obligations to the selling principals of Related which will require us to make choices with respect to how we operate our business which may affect those obligations.  For example, we have agreed to guarantee the payment to the selling principals of Related of all but $5 million of the distributions they would otherwise be entitled to receive under the operating agreement of CCC.  In addition, we have agreed to share cash flow from investment programs so that we and the selling principals of Related can receive payment of deferred fees.  In addition, TRCLP and its affiliates currently engage in businesses which compete with Related.  The non-competition covenants contained in a future relations agreement entered into by TRCLP and its affiliates in connection with our acquisition of Related prohibit TRCLP and its affiliates from competing with any business currently engaged in by Related and our Company other than in specified areas, including providing (a) credit enhancement on debt products secured by so-called “80/20” multi-family housing properties and (b) mezzanine financing to multi-family housing properties other than so-called “tax credit properties.” There can be no assurance that we and TRCLP and its affiliates would not directly compete for similar products and opportunities in these areas in the future.

The selling principals of Related have significant voting power on matters submitted to a vote of our shareholders

In connection with our acquisition of Related, each of the selling principals of Related were issued one special preferred voting share for each special common unit they received.  The special preferred voting shares entitle each holder thereof to vote on all matters subject to a vote of the holders of our common shares.  The selling principals of Related, all of whom, except TRCLP, are now employees of Related, received special preferred voting shares that in the aggregate represent approximately 8.1% of our voting power.  TRCLP and Mr.  Ross control approximately 17.5% of our voting power.  As such, Mr.  Ross and, if they vote as a block, the other selling principals of Related will have significant voting power on all matters submitted to a vote of our common shareholders.  These individuals could have significant influence over any shareholder vote as a result of the issuance of the special preferred voting shares.

The integration of the management services of Related could adversely affect our results of operations

In connection with our acquisition of Related, we terminated our external management agreements with Related.  Related employs certain selling principals of Related and substantially all of the personnel that provided services to us prior to our acquisition of Related to perform internally those functions formerly provided by it externally.  There can be no assurance that costs or other factors associated with the integration of Related and our Company will not adversely affect our future combined results of operations or that the expected benefits will occur.

Sales in the public market of our common shares issuable in exchange for the SCUs issued in connection with our acquisition of Related could adversely affect prevailing market prices of our shares

Future sales of substantial amounts of our common shares in the public market could adversely affect prevailing market prices of our shares.  Approximately 16,071,785 common shares are issuable in exchange for the SCUs issued to the selling principals and certain employees of Related in connection with our acquisition of Related.  In addition, we also granted approximately 778,420 restricted common shares to the employees of Related at the closing of our acquisition of Related.  Following the effectiveness of a registration statement relating to the common shares issuable upon exchange of SCUs and the expiration of any lock-up agreements to which the common shares and restricted common shares are subject, the sale in the public market of these common shares and restricted common shares could, and depending upon the number of common shares and restricted common shares involved, likely would, adversely affect prevailing market prices of our shares.  TRCLP and Mr.  Ross own 10,194,400 SCUs and 246,493 common shares which, subject to some exceptions, are not subject to a lock-up agreement.  Sales in the public market could reduce the market price of our common shares and our ability to raise additional capital through equity markets.

Additional Information

Additional information about us is also available at www.chartermac.com.  We have made available, free of charge on or through our website, our annual report on Form 10-K, our quarterly reports in Form 10-Q, current reports of Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”).  Materials we filed with the SEC may be read and copies at the SEC’s Public Reference Room at 450 Fifth Street, NY, Washington D.C.  20549.  This information may also be obtained by calling the SEC at 1-800-SEC-0300.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will provide a copy of any of the foregoing documents upon request.  None of the information on our website that is not otherwise expressly set forth or incorporated by reference in the Form 10-K is a part of this Form 10-K.

Item 2.  Properties

Our headquarters is located at 625 Madison Avenue, New York, New York.

We also lease office space in other location as follows (See Note 16 – Commitments and Contingencies of Item 8.  Financial Statements and Supplementary Data):

Mineola, New York.  In 1997, PWF entered into a 10 year, 2 month lease for an office facility.  The lease expires in  2007.

Bernardsville, New Jersey.  In 1999, PWF entered into a 5 year lease for an office facility.  The lease expires in 2004.

Dallas, Texas.  In 2000, PWF entered into a 5 year lease for an office facility.  The lease expires in 2005.

We and Related believe that these facilities are suitable for current requirements and contemplated future operations.

Item 3.  Legal Proceedings

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

On October 24, 2003, the New York Supreme Court for Nassau County issued a final judgment approving the stipulation of compromise and settlement of the class and derivative action entitled Dulitz v.  Hirmes, which had challenged certain aspects of our acquisition of Related.  Pursuant to that settlement, certain terms of the acquisition will be modified, as fully detailed in our proxy statement that was previously mailed to shareholders and filed with the SEC on September 5, 2003, together with the Notice of Pendency of Class and Derivative Action.

Although the defendants in the action denied all wrongdoing and believe they had meritorious defenses, the settlement eliminates the cloud of litigation over the acquisition in connection with Dulitz and provides us and our shareholders with certain benefits described in the proxy statement and Notice.  The Court also approved an award pursuant to the settlement of $400,000 for attorney’s fees and expenses payable by us to the plaintiff’s attorneys.

Item 4.  Submission of Matters to a Vote of Shareholders

By Notice of Annual Meeting Dated September 5, 2003, the Annual Meeting of Shareholders was scheduled for October 29, 2003 to consider the following proposals: (i) the issuance of securities in connection with our acquisition of Related Capital, (ii) the amendment of our Trust Agreement in connection with our acquisition of Related Capital, (iii) the expansion of our Incentive Share Plan, (iv) the re-election of Stuart J. Boesky and Stephen M. Ross to our board of trustees, (v) the amendment of our Trust Agreement to clarify the definition of financing or leverage and (vi) the adjournment of the Annual Meeting to permit further solicitation of proxies if there were not sufficient votes at the time of the Annual Meeting to approve the proposals.

On October 29, 2003, the Annual Meeting was convened and the polls were opened.  The polls were then closed only on the proposal to adjourn the Annual Meeting to permit further solicitation of proxies if there were not sufficient votes at the time of the Annual Meeting to approve the proposals, with shareholders voting to adjourn the meeting with respect to all other proposals.  The meeting was rescheduled for November 17, 2003 at 10:00 am.

On November 17, 2003, the Annual Meeting reconvened and the polls were opened.  Shareholders of record voted to approve (i) the issuance of securities in connection with the acquisition of Related Capital, (ii) the amendment of our Trust Agreement in connection with the acquisition of Related Capital, (iii) the re-election of Stuart J. Boesky and Stephen M. Ross to our board of trustees, and (iv) the amendment of our Trust Agreement to clarify the definition of financing or leverage.  The remaining proposal to approve the expansion of our incentive share option plan did not yet receive a majority vote at the meeting.  Therefore, the polls were closed on all of the other proposals and, pursuant to a shareholder proposal adopted on the original meeting date, adjourned the meeting, keeping the polls open on the incentive share option plan proposal to enable us to solicit votes from all remaining shareholders who have not voted.  The adjourned meeting with respect to the proposal to expand our incentive share option plan was rescheduled for November 26, 2003, at 10:00 a.m.

On November 26, 2003, the adjourned meeting convened and the poll with respect to the vote on the expansion of our incentive share option plan was opened.  At the meeting, the proposal to expand our Company’s incentive share option plan was approved by a majority of the votes entitled to be cast.

The following are the tallies from the three meetings:

On Oct. 29, the vote for proposal #VI to adjourn the meeting was as follows:

For:	33,177,561	(80)%
Against:	4,635,880	(11)%
Abstain:	812,667	(2)%

There were 41,295,272 shares issued, outstanding and eligible to vote as of the record date of August 1, 2003 . The transfer agent tabulated proxies representing 38,615,588 shares or 94 percent of the eligible voting shares.

On November 17, 2003, the vote for the proposals were as follows:

Acquisition of RCC- Securities

For:	22,843,337	(55)%
Against:	1,822,199	(4)%
Abstain:	1,121,552	(3)%
No Vote:	14,327,315	(35)%

Proposal II

Amend & Restating the Trust Agreement

For:	22,722,925	(55)%
Against:	1,941,848	(5)%
Abstain:	1,122,315	(2)%
No Vote:	14,327,314	(35)%

Proposal IV

Director Proposal

For:	36,165,046	(90)%
Against:	3,750,076	(9)%
Instructed:	199,281	(1)%

Proposal V

Amendment to the Trust Agreement

For:	20,885,183	(51)%
Against:	3,548,333	(9)%
Abstain:	1,353,569	(3)%
No Vote:	14,327,317	(34)%

The transfer agent certifies that the number of shares issued, outstanding and eligible to vote as of the record date of August 1, 2003 were 41,295,272, and they tabulated proxies representing 40,114,403.7282 shares or 97 percent of the eligible voting shares.

On November 26, 2003, the vote for Proposal #3 to amend the stock option plan was as follows:

For:	20,804,046	(50.4)%
Against:	5,260,706	(12.7)%
Abstain:	1,455,954	(3.5)%
No Vote:	12,131,940	(29.4)%

The transfer agent certified that the number of shares issued, outstanding and eligible to vote as of the record date of August 1, 2003 were 41,295,272, and they tabulated proxies representing 39,652,647.5471 shares or 96 percent of the eligible voting shares.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Shareholder Matters

As of March 12, 2004, there were 3,299 registered shareholders owning 44,468,778 common shares.  Our Company’s common shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol “CHC”.  Prior to October 1, 1997, there was no established public trading market for our common shares.

The high and low prices for each quarterly period of the last two years during which our common shares were traded are as follows:

	2003		2002
Quarter Ended	Low	High	Low	High

March 31	$16.51	$18.34	$15.45	$16.79
June 30	$17.50	$19.79	$15.53	$18.20
September 30	$16.68	$19.62	$14.75	$18.19
December 31	$18.35	$21.86	$15.01	$18.44

The last reported sale price of common shares on the American Stock Exchange on March 10, 2004 was $21.55.

The following table provides information related to our incentive Share Option Plan as of December 31, 2003:

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	270,779	$18.19	4,670,929	(1)
Equity compensation plans not approved by security holders	—	—	—

Totals	270,779	$18.19	4,670,929	(1)

Notes:

(1)        The Incentive Share Option Plan authorizes the issuance of options equal to 10% of the common shares outstanding as of the December 31 preceding the issuance of new grants or options.

Common share Repurchase Plan

On October 9, 1998, the board of trustees authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 1,500,000 of our common shares.  The repurchases, if any, are to be made in the open market and the timing is dependent on the availability of common shares and other market conditions.  As of December 31, 2003, we have acquired 22,632 of our common shares for an aggregate purchase price of $378,464 (including commissions and service charges).  Repurchased common shares are accounted for as treasury common shares of beneficial interest.

Other

Through November 17, 2003, two of our independent trustees are entitled to receive annual compensation for serving as trustees in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or common shares valued at their fair market value on the date of issuance.  The third independent trustee is entitled to receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or common shares.  As of December 31, 2003 and 2002, 1,728 and 1,830 common shares, respectively, having an aggregate value on the date of issuance of $30,000 each year, were issued to the independent trustees as compensation for services rendered during the years ended December 31, 2002 and 2001.  The independent trustees also received an aggregate of 5,535 shares, worth $97,500 at the time of issuance, as payment for their work on the special committee analyzing the proposed acquisition of Related.  After the acquisition of Related, the five new independent trustees received $18,750 as compensation for their services rendered during the year ended December 31, 2003.  In 2004, all eight of the independent trustees will receive annual compensation of $30,000 payable in cash (maximum of $15,000 per year) and/or common shares valued at their fair market value on the date of issuance.

Distribution Information

Distributions Per Share

Our earnings are allocated pro rata among the common shares and the Convertible CRA Shares (collectively, “Shares”), and the Convertible CRA Shares rank on parity with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company.  Quarterly cash distributions per share for the years ended December 31, 2003 and 2002 were as follows:

	Shareholders of the Company
Cash Distribution for Quarter Ended	Date Paid	Per Share	Total Amount Distributed
March 31, 2003	5/15/03	$0.32	$14,642,921
June 30, 2003	8/14/03	0.32	14,667,339
September 30, 2003	11/14/03	0.35	16,200,691
December 31, 2003	2/14/04	0.37	18,551,350
Total for 2003		$1.36	$64,062,301

March 31, 2002	5/15/02	$0.31	$13,340,885
June 30, 2002	8/14/02	0.31	13,342,358
September 30, 2002	11/14/02	0.32	14,139,587
December 31, 2002	2/14/03	0.32	14,296,126
Total for 2002		$1.26	$55,118,956

In addition to the distributions set forth in the table above, we paid Related Charter, as our manager prior to our acquisition of Related, a special distribution (equal to .375% per annum of the total invested assets of the Company), which amounted to approximately $5.3 million for the period January 1, 2003 to November 17, 2003, and $4.9 million for the year ended December 31, 2002.

There are no material legal restrictions upon our present or future ability to make distributions in accordance with the provisions of our Amended and Restated Trust Agreement.  We do not believe that the financial covenants contained in our and our subsidiaries’ secured indebtedness or in the terms of the preferred shares issued by Equity Issuer will have any adverse impact on our ability to make distributions in the normal course of business to our common and Convertible CRA Shareholders.  Future distributions paid by us will be at the discretion of the trustees based upon evaluation of our actual cash flow, our financial condition, capital requirements and such other factors as the trustees deem relevant.

Item 6.  Selected Financial Data

The information set forth below presents our selected financial data.  Additional financial information is set forth in the audited consolidated financial statements and notes thereto contained in “Item 8.  Financial Statements and Supplementary Data”.

	For the Year Ended December 31, ($000s except for share data)
	2003	2002	2001	2000	1999
OPERATIONS

Total revenues	$152,210	$116,413	$74,625	$59,091	$40,437

Operating expenses	(52,871)	(33,397)	(6,074)	(4,563)	(3,151)
Interest expense and financing costs	(33,335)	(19,004)	(16,132)	(16,488)	(8,768)
Other-than-temporary impairments related to investments in revenue bonds	(1,759)	(920)	(400)	—	(1,859)
Equity in earnings of ARCap	2,219	2,219	456	—	—

Gain/(Loss) on repayment of revenue bonds and sales of loans	7,483	14,568	(912)	645	(463)

Income before allocation to preferred shareholders and minority interest	73,947	79,879	51,563	38,685	26,196
Income allocated to preferred shareholders of subsidiary	(9,449)	(17,266)	(12,578)	(8,594)	(3,014)
Income allocated to SCUs	(4,038)	—	—	—	—
Income allocated to minority interest	54	(496)	—	—	—
Income before provision for income taxes	60,514	62,117	38,985	30,091	23,182

Benefit (provision) for income taxes	6,072	(1,284)	—	—	—

Net income	$66,586	$60,833	$38,985	$30,091	$23,182

Net income applicable to Shareholders (2)	$61,248	$55,905	$35,010	$27,074	$20,951

Net income per Share (2)
Basic	$1.31	$1.31	$1.14	$1.22	$1.02
Diluted	$1.31	$1.31	$1.14	$1.22	$1.02

Weighted average Shares outstanding

Basic	46,653,270	42,697,195	30,782,161	22,140,576	20,580,756

Diluted	46,735,232	42,768,139	30,837,340	22,152,239	20,580,756

FINANCIAL POSITION

Total assets	$2,583,273	$1,852,868	$1,421,059	$925,236	$673,791
Financing arrangements	$900,008	$671,659	$541,796	$385,026	$257,770
Notes payable	$153,350	$68,556	$56,586	$—	$—
Total liabilities	$1,473,416	$821,031	$663,659	$399,222	$268,239
Preferred shares of subsidiary (subject to mandatory repurchase)	$273,500	$273,500	$218,500	$169,000	$90,000
Total shareholders’ equity/partners’ capital	$817,657	$753,515	$535,248	$357,014	$315,552

DISTRIBUTIONS

Distributions to Series A preferred shareholders	$5,962,500	$5,962,500	$5,962,500	$5,962,500	$3,014,375
Distributions to Series A-1 preferred shareholders	$1,704,000	$1,704,000	$1,704,000	$762,067	N/A
Distributions to Series B preferred shareholders	$4,180,000	$4,180,000	$4,180,000	$1,869,389	N/A
Distributions to Series A-2 preferred shareholders	$1,953,000	$1,953,000	$444,850	N/A	N/A
Distributions to Series B-1 preferred shareholders	$1,258,000	$1,258,000	$286,544	N/A	N/A
Distributions to Series A-3 preferred shareholders	$2,040,000	$1,173,000	N/A	N/A	N/A
Distributions to Series B-2 preferred shareholders	$1,800,000	$1,035,000	N/A	N/A	N/A
Distributions to Shareholders (2)	$64,062,301	$55,118,956	$36,607,592	$23,973,872	$20,478,112
Distributions per share (1)	$1.37	$1.26	$1.14	$1.07	$1.00

Other Data

(1)   Distributions per share are the same for both common shares and Convertible CRA Shares.

(2)   Includes common shareholders and Convertible CRA Shareholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by revenue bonds owned by us; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; government actions and initiatives; and environment/safety requirements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Overview

We are one of the nation’s leading full-service multi-family finance companies.  We focus on providing both capital solutions to developers and owners of multi-family rental housing throughout the country, as well as quality investment products to institutional and retail investors.  Collectively, we and our subsidiaries offer financing for every part of a multi-family property’s capital structure.

We are a Delaware statutory trust.  Our subsidiaries which hold the tax-exempt revenue bonds are either treated as partnerships or disregarded for federal income tax purposes, and therefore we pay no federal income taxes on this portion of our income.  This tax-exempt income is passed along, in the form of distributions, to our shareholders.

Conversely, our mortgage banking, fund management and credit enhancement activities are conducted in subsidiaries organized as corporations, and generate taxable income, which is also passed along, in the form of distributions, to our shareholders.

Portfolio Investing and Low Income Housing Tax Credits

A large portion of our business, as it currently structured, focuses on providing debt financing to developers of affordable, multi-family housing, which we accomplish by investing in tax-exempt revenue bonds issued by state and local governments or their agencies to finance affordable multi-family housing.  These tax-exempt revenue bonds have tax credits attached to them, which are passed along to investors.  Typically, the investors acquire a direct limited partnership interest in an upper-tier, or investment partnership.  The investment partnership, in turn, invests as a limited partner in one or more lower-tier, or operating partnerships, that own and operate the housing projects.

The tax credits are allocated on a state-by-state basis for investments in qualifying affordable housing properties. The tax credit rate is set by the Internal Revenue Service and is earned over a ten year period starting at the point the construction or rehabilitation is completed.  The property must continue to qualify as an affordable housing property for an additional 5 years, or a portion of the tax credits can be recaptured.

Limited partners in the investment partnerships are most often corporations who are able to utilize the tax benefits and, in most cases, derive no economic benefit from the investment other than the expected tax credits and tax losses from the operations. In some cases, in conjunction with the final disposition of the property, there may be some additional return to the limited partners. Investors, however, anticipate that the partnership will generate housing credits and tax losses, including depreciation and interest expense, over the life of the property, which will be almost entirely allocated to the limited partners.

We also guarantee third party mortgage loans and tax credit specified returns to investors in tax credit equity funds, for which we receive a fee.

The table below shows selected information regarding our portfolio investing activities:

	For the Year ended December 31,
(In thousands)	2003	2002	2001

Acquisitions	$432,195	$457,060	$295,962
Weighted average interest net of revenue bonds acquired	6.33%	6.98%	7.53%
Revenue bonds repaid	$84,631	$118,000	$24,030

Revenue bond interest income	$113,665	$92,681	$71,500
Interest expense and securitizations fees	$33,335	$19,004	$16,132
Loss on impairment of revenue bonds	$1,759	$920	$400
Gain (loss) on repayments of revenue bonds	$1,951	$3,885	$(912)

The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at December 31, 2003, is summarized in the table below:

(In thousands)	Less than 12 Months	12 Months or More	Total
Fair value	$216,743	$36,660	$253,403
Gross unrealized loss	$(5,789)	$(2,777)	$(8,565)

Our ability to find attractive investments have been strong and we expect it to continue to be so.  Our intent is to diversify our revenue bond holdings, both in terms of geographic regions and relationships with developers.  We intend to maintain our current market share in states where we already have a strong presence and identify regions where we can increase our presence.

The low interest rate environment was extremely favorable for us in 2003.  BMA, the short-term tax-exempt index, continues to be at historic lows, having averaged only 1.03% for the year ended December 31, 2003 and remaining under 1% since the beginning of 2004.  Our weighted average cost of debt at December 31, 2003 was approximately 2.5%, taking into effect our current hedging. We continue to recognize healthy spreads between our cost of borrowing and the interest rates on our revenue bonds.  The interest rates on our tax exempt first mortgage bonds for 2003 had a weighted average permanent interest rate of 6.5% and our entire tax-exempt first mortgage bond portfolio had a weighted average interest rate of 6.8% at year end.

Based upon recent comments by the Federal Reserve Board, we believe short term rates will remain relatively low throughout most of 2004.  Therefore, we have decided to focus our hedging activity on 2005 and beyond. We have entered into six different TBMA swap transactions with an aggregate notional amount of $450 million, all which provide protection beginning in 2005.  These swaps have a weighted average term of 4 years.

We face increasing levels of competition both in terms of new competitors and new competing products.  Some of our competitions have substantially greater financial and operational resources than we do.  However, we believe we are able to effectively compete based on our long standing relationships with developers, our “Direct Purchase Program” and our broad array of product offerings.  We continually seek to develop new products that will compete not only with other tax-exempt lending products, but with the expansive number of taxable products that exist in the market place.

Mortgage Banking

Through PWF, we are also a mortgage banker, originating and servicing multi-family mortgage loans on behalf of government sponsored entities (GSEs), including, among others, Fannie Mae, Freddie Mac, and FHA.  PWF originates third party mortgage loans, for which it receives origination fees.  PWF initially funds the loans, which are subsequently purchased by the GSEs.  PWF retains the mortgage servicing rights (MSRs) on mortgages that it originates and receives fees for providing that service.  We have exposure to loss related to the MSRs PWF retains in connection with the loans originated for Fannie Mae, pursuant to the terms of a master loss sharing agreement with Fannie Mae.

The table below shows selected information regarding PWF’s mortgage banking activities:

	For the Year Ended December 31,
(In thousands)	2003	2002

Originations	$604,579	$698,893
Total loans serviced	$4,114,293	$3,237,197
Mortgage servicing rights	$33,350	$35,595

Mortgage servicing fees	$4,683	$7,971
Mortgage origination fees	$9,029	$5,710

While PWF’s loan originations declined in 2003 compared to 2002, of the loans closed in 2003, nearly three-quarters were new loans rather than portfolio refinancings, which add valuable new servicing to the portfolio.

We are committed to aggressively growing PWF’s market share as an agency lender and have begun to make strides to do so.  Last year,  PWF was selected as one of 4 Freddie Mac Program Plus Seller/Servicers approved to originate targeted affordable loans for Freddie Mac on a national basis, as part of Freddie Mac’s push to increase their presence in the affordable housing market.  We believe that this designation should increase the amount of our Freddie Mac deal flow.

In November, PWF opened an office in Kansas City, which should increase our presence in the Midwest.  This individual will be focusing on managing our Company’s market-rate multifamily product lines.

We continue to offer a wide array of competitive products to multi-family developers, but are continually working with Fannie Mae, Freddie Mac, FHA and Ginnie Mae to develop new, attractive products and to participate in new lending programs they may initiate.

Fund Management

Through our acquisition on November 17, 2003, of Related, we now provide management services to real estate equity investment funds we sponsor and a publicly traded real estate investment trust that originates and acquires a variety of taxable construction, permanent, bridge, mezzanine and participating mortgage debt for multi-family housing.  The funds we sponsor are the upper tier investment funds, discussed above, that provide low-income housing tax credits for investors.

This is a new line of business for us, which we expect will generate significant revenues.  Related’s fund management activities generate origination and acquisition fees associated with originating real estate equities investment funds and acquiring the assets that will be included in these funds.  Related also receives asset management fees and partnership management fees for the services we perform for the funds we sponsor once they are operating.

Related had a record year in 2003.  While Related’s efforts from January 1 to November 17 did not impact us directly, Related raised over $890.4 million in tax credit equity from institutional investors for its investment funds, which is a 14% increase over 2002.  This represents an approximate 15% market share for all tax credit equity raised in 2003, which clearly makes Related one of the leading tax credit fund managers.

Our acquisition of Related has enabled us to accomplish many of our goals. First, we are now internally managed, which has eliminated any perceived conflicts of interest in the market place and should broaden our access to capital.  Internalizing management has also created a more effective cost structure for a Company of our size.  Second, the acquisition diversifies our revenue streams. Similar to our mortgage banking subsidiary, PWF, Related derives its revenue from fee income, which is much less interest rate sensitive and much less capital intensive than our core portfolio investing business.

We face many competitors, some of whom have substantially greater financial and operational resources than we do.  However, we feel we can effectively compete due to our on-going relationships with certain developers.

To the extent the economy softens in certain markets, we may not be able to find sufficient investments that meet our investment criteria.  Additionally continued consolidation especially within the banking industry may decrease our investor pool.

Results of Operations

The following is a summary of our operations for the years ended December 31, 2003, 2002 and 2001.  Net income for the years ended December 31, 2003, 2002 and 2001 was approximately $66.6 million, $60.8 million and $39.0 million, respectively.

Revenues

	For the Year Ended December 31,
(In thousands)	2003	2002	% Change	2001	% Change
Revenue bond interest income	$113,655	$92,681	22.6%	$71,500	29.6%
Fee income
Mortgage banking fees	13,712	13,681.2%		N/A	N/A
Fund management fees	12,643	N/A	N/A	N/A	N/A
Other income	12,200	10,051	21.4%	3,125	221.6%

Total revenues	$152,210	$116,413	30.8%	$74,625	56.0%

Total revenues for the year ended December 31, 2003, increased by approximately 30.8% or $35.8 million over 2002, primarily due to increases in revenue bond interest income of approximately 22.6% or $21.0 million and $12.6 million in fund management fees.

The increase in revenue bond interest income is primarily due to new bonds acquired during the fourth quarter of 2002 and during 2003.  The increase in fund management fees represents the fee income earned by Related for the period from November 18, 2003 to December 31, 2003.

Total revenues for the year ended December 31, 2002, increased by approximately 56.0%, or $41.8 million over 2001, primarily due to increases in revenue bond interest income of approximately 29.6% or $21.2 million and $13.7 million in mortgage banking fees.

The increase in revenue bond interest income is primarily due to new bonds acquired during the fourth quarter of 2001 and during 2002.  The increase in mortgage banking fees represents PWF’s fees subsequent to our acquisition of PWF in December 2001.

Expenses

	For the Year Ended December 31,
(In thousands)	2003	2002	% Change	2001	% Change

Interest expense	$19,859	$15,823	25.5%	$13,641	16.0%
Interest expense – distribution to preferred shareholders of subsidiary	9,448	N/A	N/A	N/A	N/A
Recurring fees – securitizations	4,028	3,181	26.6%	2,491	27.7%
General and administrative	40,945	24,506	67.1%	5,209	370.5%
Depreciation and amortization	11,926	8,891	34.1%	865	927.9%
Loss on impairment of assets	1,759	920	91.2%	400	130.0%

Total expenses	$87,965	$53,321	65.0%	$22,606	135.9%

Total expenses increased approximately 65.0% or $34.6 million for the year ended December 31, 2003 versus 2002, primarily due to increases of 67.1%, or $16.4 million in General and Administrative expenses and $9.4 million in interest expense represented by distributions to our preferred shareholders.

The increase in General and Administrative expenses is predominantly due to our acquisition of Related and the associated recognition of approximately $12.6 million in expenses for the period from November 18, 2003 through December 31, 2003.  The largest components of Related’s General and Administrative expenses are approximately $6.4 million in salaries and benefits and approximately $4.3 million in origination and offering (“O&O”) costs.  We initially record all O&O costs associated with the set up of new investment partnerships as receivables and immediately charge the total to expense, due to the fact we are not able to reliably quantify the amount of O&O expenses the investments will reimburse to us.  To the extent these costs are reimbursed by the investment funds, we reverse the expense.

The increase in interest expense – distribution to preferred shareholders of subsidiary when compared to the 2002 reclassified amount of income allocated to preferred shareholders is approximately $1.6 million, attributable to the preferred offering consummated on June 4, 2002.

Total expenses increased approximately 135.9%, or $30.7 million for the year ended December 31, 2002 versus 2001, primarily due to increases of approximately $19.3 million in General and Administrative expenses and $8.0 million in depreciation and amortization.

The increase in General and Administrative expenses was primarily due to our acquisition of PWF and the growth of our Company.  Depreciation and amortization increased in 2002 from 2001 primarily due to the amortization of PWF’s mortgage servicing rights.

Other Items

	For the Year Ended December 31,
(In thousands)	2003	2002	% Change	2001	% Change

Equity in earnings of ARCap	$2,219	$2,219	—	$456	386.6%
Gain on sale of loans	5,532	10,683	(48.2)%	—	N/A
Gain(loss) on repayment of revenue bonds	1,951	3,885	(49.8)%	(912)	N/A
Income allocated to preferred shareholders of subsidiary	(9,449)	(17,266)	(45.3)%	(12,578)	37.2%
Income allocated to special common units	(4,038)	—	—	—	—
Loss(income) allocated to minority interest	54	(496)	N/A	—	—
Benefit(provision) for income taxes	6,072	(1,284)	N/A	—	—

Gains on sales of loans decreased approximately 48.2% or $5.2 million for the year ended December 31, 2003 versus 2002, due to the decrease in PWF’s loan origination activity in 2003 versus 2002.

The total income allocated to preferred shareholders of subsidiary for the year ended December 31, 2003, including the portion reclassified to interest expense, increased approximately $1.6 million as compared to 2002, attributable to the preferred offering consummated on June 4, 2002.

The income allocated to special common units represents the distributions payable to the holders of the SCUs for the period from November 18, 2003 to December 31, 2003.

The change in the benefit (provision) for income taxes results from the receipt of guarantee fee, construction service fees, asset management and partnership management fees which are recognized currently for income tax purpose but earned over the time such services are preformed.

During the year ended December 31, 2002, we recorded a gain on repayment of revenue bonds of approximately $3.9 million versus a loss of approximately $912,000 in 2001, due to differences in the number and size of revenue bonds repaid.

Income allocated to preferred shareholders of subsidiary increased 49.8% or $4.7 million due to preferred offerings consummated on October 9, 2001 and June 4, 2002.

Liquidity and Capital Resources

Short-term liquidity provided by operations comes primarily from interest income from revenue bonds and promissory notes in excess of the related financing costs, mortgage origination and servicing fees, and fund management fees.  For the year ended December 31, 2003, we had net cash from operations of approximately $112.1 million.  Additionally, we have entered into three revolving warehouse facilities, one, in the amount of $100 million, used by PWF, another, in the amount of $75 million, used by us to fund mortgage loans and investments in revenue bonds on a short term basis and the third in the amount of $85 million used by Related to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investment funds.  The PWF facility is renewable annually, the CharterMac facility matures March 31, 2005, with a one year extension at our option, and the Related facility matures on October 29, 2004.

On November 17, 2003, CM Corp. entered into $50 million and $10 million acquisition bridge loan facilities with Wachovia Bank in order to fund the cash portion, fees and expenses of our acquisition of Related.  These bridge loan facilities have a nine-month term with two 90-day extension options.  We have pledged our common ownership interest in Equity Issuer as security under these facilities.  The facilities are pre-payable at any time and bear interest at LIBOR plus 1.5% and 2.4%, respectively.

Our long term liquidity needs are met using primarily two sources of capital: collateralized debt securitization and various types of equity offerings.  We believe that our financing capacity and cash flow from current operations are adequate to meet our current and projected liquidity requirements.  Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

The following table summarizes, on a gross basis, our and our subsidiaries’ capital raising activities.

	Amount of Capital Raised During (in $000’s):
Capital Source	2003		2002	2001 and prior

Equity:

Preferred
Series A	$—		$30,000	$145,000
Series B	—		25,000	73,500
Convertible CRA	103,197		34,000	35,596
Total	$103,197		$89,000	$254,096

Common	$—		$92,835	$177,823

Securitizations:

MBIA

Floater Certificates	$(73,000)	(1)	$106,500	$350,000
Auction Rate	100,000		—	—-
P-Floats/RITES	101,348		23,272	191,887
Fixed Rate	100,000		—	—
Total	$228,348		$129,772	$541,887

Other Debt:

PW Acquisition Facility	$(2,044)	(2)	$—	$27,261
Related Warehouse Line	24,532		—	—-
PW Warehouse Line	(19,424)	(3)	11,969	29,325
Fleet Line of Credit	21,730		—	—-
Wachovia Bank Loan	60,000		—	—
Total	$84,794		$11,969	$56,586

Total of all capital activity	$416,339		$323,576	$1,030,392

(1)  Negative amount is due to the restructuring of the MBIA program.

(2)  Negative amount is due to the principal pay down of the PW Acquisition Facility.

(3)  Negative amount is due to the principal pay down of the PW Warehouse Line.

Convertible Community Reinvestment Act Preferred Share Offerings

We first issued Convertible CRA Shares during 2000.  Since then the program has become increasingly popular with a broad range of banks that invest in our shares to both make an investment in us and to make a qualifying Community Reinvestment Act investment.  At December 31, 2003 26 different banks had invested in our Convertible CRA Shares.

During 2003 we issued 5,738,053 Convertible CRA Shares raising gross proceeds of approximately $103.2 million.  At December 31, 2003, we had 8,179,761 shares outstanding, of which 1,351,636 shares are convertible at the holders’ options into 1,275,512 common shares.  The remaining 6,828,125 shares are convertible on a one-to-one basis.  Our Convertible CRA Shares continue to be a viable method to raise capital, which we intend to continue to use in the future.

Securitizations and Debt Financings

We use floating rate securitization programs to leverage our portfolio of revenue bonds to generate capital for the acquisition of additional revenue bonds.  In each of our securitization programs, we contribute revenue bonds into trusts, which are generally credit enhanced by investment grade rated third party entities and then floating rate certificates are sold out of the trust.  We retain a residual interest in each of the trusts.

We use two primary securitization programs: MBIA securitizations and P-Floats/Rites (“P-Float”) program.

Under our MBIA securitizations, pools of bonds are contributed into trusts, which are credit enhanced by MBIA, a large financial insurer, and then low-floater certificates are sold.  The low-floater certificates sold have an interest rate that is reset weekly (“floating rate”) or an interest rate that is reset periodically based on a dutch auction process (“auction rate securitizations”).  MBIA has agreed to provide us with up to $650 million in credit enhancement through 2011.  Using the MBIA credit enhancement we can complete up to $425 million of floating rate securitizations and $225 million of auction rate securitization.  At December 31, 2003, we had $383.5 million of floating rate securitization and $100.0 million of auction rate securitizations outstanding.

In the P-Floats program, Merrill Lynch deposits individual revenue bonds into a special purpose trust and provides a credit enhancement guarantee enabling the trust to sell a weekly reset floating rate security.  We are required to post additional bonds with Merrill Lynch as collateral for the credit enhancement provided.  At December 31, 2003, we had approximately $316.5 million outstanding revenue bonds under the P-Floats program

During 2003, we completed an new fixed rate securitization, whereby we sold $100 million of two-year certificates with a fixed rate of 3.25% collateralized by $196.8 million bonds and requiring no credit enhancement.

Our continued ability to raise capital through the use of securitization programs is dependent on the following factors: (i) the availability of seasoned bonds to be used in securitizations or as excess collateral; (ii)  the depth of the market of buyers for tax-exempt floating rate investments and (iii) our ability to maintain and expand our relationships with credit enhancers.

We continue to actively manage our balance sheet and our relationships to mitigate the impact of the factors listed above and to continue to diversify our sources of capital.

We believe that our current financing capacity and cash flow from current operations are adequate to meet our current and projected liquidity requirements.

Application of Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions sometimes involve future events which cannot be determined with absolute certainty.  Therefore, our determination of estimates requires that we exercise our judgment.  While we have used our best estimates based on the facts and circumstances available to us at the time, different results may actually occur and any such differences could be material to our financial statements.

We believe the following policies may involve a higher degree of judgment and complexity and represent the critical accounting policies used in the preparation of our financial statements.

Investment in revenue bonds

We account for our investments in revenue bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) due to a provision in most of our revenue bonds under which we have a right to require redemption of the revenue bonds prior to their maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified.  As such, SFAS 115 requires us to classify these investments as “available-for-sale.”  Accordingly, investments in revenue bonds are carried at their estimated fair values, with unrealized gains and losses reported in accumulated other comprehensive income.  Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the revenue bonds.

If, in our judgment, it is determined probable that we will not receive all contractual payments required, when they are due, the revenue bond is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because revenue bonds have a limited market, we estimate the fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments.  This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by us.  Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

For certain revenue bonds, we believe that certain factors have impacted the near-term fair value.  In these instances, the revenue bonds are valued at either the outstanding face amount of the bond or management’s estimate of the fair value, whichever is lower.

Mortgage Banking Activities

PWF is an approved seller/servicer of multi-family mortgage loans for Fannie Mae, Freddie Mac and Ginnie Mae.  For Fannie Mae, PWF is approved under the DUS program.  Under DUS, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire the mortgage loan based upon PWF’s underwriting and PWF agrees to bear a portion of the risk of potential losses in the event of a default.  Fannie Mae commitments may be made to acquire the mortgage loan for cash or in exchange for a mortgage-backed security backed by the mortgage loan.  As a Program Plus lender for Freddie Mac, Freddie Mac agrees to acquire for cash from PWF loans for which PWF has issued commitments.  Ginnie Mae agrees to exchange FHA-insured mortgages originated by PWF for Ginnie Mae securities.

Mortgage loans originated for Fannie Mae, Freddie Mac or Ginnie Mae are closed in the name of PWF, which uses corporate cash obtained by borrowing from a warehouse lender to fund the loans.  Approximately a week to a month following closing of a loan, loan documentation and an assignment are delivered to Fannie Mae, Freddie Mac, Ginnie Mae, or a document custodian on its behalf and the cash purchase price or mortgage-backed security is delivered to PWF.  PWF uses the cash it receives to repay its warehouse loans and the mortgage-backed securities are sold pursuant to prior agreements for cash, which is also used to repay warehouse loans.  PWF also underwrites and originates multi-family and commercial mortgages for insurance companies and banks.

PWF receives origination fees which are included in mortgage banking fees in the consolidated statements of income.  Neither we nor PWF retains any interest in any of the mortgage loans, except for mortgage servicing rights (“MSRs”) and certain liabilities under the loss-sharing arrangement with Fannie Mae.

Mortgage Servicing Rights

PWF recognizes as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the MSRs retained based on their relative fair value.  MSRs are being carried at their adjusted cost basis.  MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

We have two areas of loss exposure related to PWF’s lending activities.  First, while a loan is recorded on the balance sheet, there is exposure to potential loss if a loan becomes impaired and defaults.  Second, we have exposure to loss due to the retention of a portion of credit risk within PWF’s servicing contract under the Fannie Mae DUS program.

When a loan is owned by PWF and recorded on the balance sheet, PWF identifies loans that are impaired and evaluates the allowance for loss on a specific loan basis for losses believed to currently exist in the recorded loan portfolio.  An impaired loan is defined, as noted within accounting guidance, when PWF determine it is probable that not all required contractual payments will be made when due.  PWF’s primary tool for determining which loans are likely to currently have a loss associated with them is to evaluate the debt service coverage ratio based on PWF’s historical experience of similar properties and the frequency of such losses.  Loans that are impaired and specific loans that are not impaired but have debt service coverage ratios below a certain threshold, which indicates a high likelihood of future foreclosure and currently have an existing loss, are evaluated.  The estimate of currently existing loss includes the estimated severity of the loss which would include any advances made or existing property loss.  Property maintenance costs (when foreclosure occurs) are expensed when incurred and not included in the loss estimate.  However, as most loans are sold very quickly after origination, there typically is not a significant amount of loan loss allowance recorded.

We have exposure to loss due to PWF’s retention of a portion of credit risk within PWF’s servicing contract under the Fannie Mae DUS program.  For loans which have been sold as commercial mortgage-backed securities for which PWF retains the servicing under Fannie Mae’s DUS program, PWF’s share of loss is associated with the servicing contract and determined in accordance with the loss sharing provisions under the program.  Prior to the issuance of Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), because the loss sharing on these serviced loans was associated with the servicing contract, they were valued within the servicing right and the anticipated cash flows that are associated with such servicing activities.  We have determined that these potential losses are guarantees under the definition of FIN 45 and therefore, record an asset and a corresponding liability based on our estimate of the portion of the servicing cash flows deemed to represent compensation for our guarantee for loans originated on/or after January 1, 2003.  On an ongoing basis, we will account for the asset by offsetting cash received for the guarantee against the asset and crediting interest income for the change in asset due to the passage of time.  The portion of the liability representing an accrual for probable losses under SFAS No. 5, “Accounting for Contingencies” (“FAS 5”) is adjusted as loss estimates change; the portion representing our willingness to stand by as guarantor will be amortized over the expected life of the guarantee.

Revenue Recognition

We derive revenues from a variety of investments and guarantees, summarized as follows:

Revenue Bond Interest Income - Interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured.  Participating interest is recognized when received.  Interest income from revenue bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.  Certain construction revenue bonds carry different interest rates during the construction and permanent financing periods.  In these cases, we calculate the effective yield on the revenue bond and use that rate to recognize interest income over the life of the bond.

Mortgage Banking Fees

Mortgage Banking Fees - PWF fees earned for arranging financings under the Fannie Mae DUS product line or on behalf of Freddie Mac, insurance companies and banks or other lenders are recorded at the point the financing commitment is accepted or the mortgagor and the interest rate of the mortgage loan is fixed.

Mortgage Servicing Fees - PWF receives fees for servicing the loans it has originated or purchased.  This income is recognized on an accrual basis over the estimated life of the loans being serviced.

Fund Management Fees

Origination Fees – Origination fees include both property acquisition fees and partnership management fees which are received by Related from the proceeds raised at formation of the investment funds.  Property acquisition fees (generally 2% to 4% of equity raised) are for services performed in connection with the acquisition of interests in property-owning partnerships and are recognized when the earnings process is complete and collectibility is reasonably assured, which is defined as the date the investor equity is raised and the properties have been acquired by the investment fund.  Partnership management fees (generally 1% of equity raised) are for services to be performed by Related for (i) maintaining the books and records of the investment fund, including requisite investor reporting, and (ii) monitoring the acquired property interests to ensure that their development, leasing and operations comply with low income housing or other tax credit requirements.  Related recognizes these fees when such services are rendered, which, per the partnership agreements, are contractually over five years following the initial closing of the investment fund, using the straight-line method.

Acquisition Fees – Acquisition fees are earned upon acquisition of investments by publicly-held entities for which Related acts as the advisor.  These fees are calculated as a percentage of the purchase price of investments acquired, up to 1%.

Development Fees – Development fees are earned from properties co-developed by Related with unaffiliated developers and sold to investment funds.  Recognition of development fees is based on completion and stabilization of properties, after guarantees of completion and deficits are no longer deemed to require funding.  The guarantees are issued by another one of our subsidiaries on behalf of Related and as required by the investment fund.

Asset Management Fees - Related earns asset management fees from its investment funds on an annual basis calculated based on a percentage of each investment fund’s invested assets, generally 0.5%.  These fees are paid from the investment fund’s available working capital balances, and are earned by Related for managing the Underlying Property assets of the investment fund.  These fees are recorded monthly as earned, but only when the management of Related determines that collection is reasonably assured based on the investment funds’ working capital balance.  Amounts not recorded as revenues, due to inadequate working capital at the investment fund level, are due upon sale or refinancing of the fund’s properties; receipt of such amounts is highly uncertain.  The alternative accounting would be to accrue the full amount of the fees and then reserve for the portion that management estimates will not be paid until there is a sale or refinancing of the Underlying Properties in the investment fund.  Related believes that the assessment of collectibility is an integral part of revenue recognition; if this factor was not considered, net income and assets could be materially overstated.  The investment funds are separate legal entities that are subject to factors and market conditions that are beyond the control of Related, and may not generate adequate cash to pay all fees due to Related.

Other Income

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

Construction Service Fees - CM Corp. receives fees, in advance, from borrowers for servicing revenue bonds during the construction period.  These fees are deferred and amortized into other income over the anticipated construction period.

Credit Enhancement and Guarantee Fees - CM Corp. and Related receive fees for providing credit enhancement and for backing up primary guarantors’ obligations to guarantee agreed upon internal rates of return to the investors in programs sponsored by Related.  The credit enhancement fees are received monthly and recognized in other income when received.  The guarantee fees are deferred and recognized in other income on a prorata basis over the guarantee periods.

Equity in Earnings of ARCap - Our equity in the earnings of ARCap is accrued at the preferred dividend rate of 12% on the preferred shares we hold, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

Financial Risk Management and Derivatives

We have entered into several derivative instruments, including an interest rate cap, forward commitments and interest rate swaps, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”

(“SFAS 133”), as amended and interpreted.  We have designated the interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations.  Two of the interest rate swaps do not become effective until 2005.  The two interest rate swaps that are currently in place, are recorded at their respective fair market value each accounting period, with changes in market value being recorded in accumulated other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows.  These hedges have been perfectly effective, so have generated no ineffectiveness that needs to be included in earnings.  The effectiveness of the other two swaps is being measured using the hypothetical swap method, until they go into effect in 2005.  For the year ended December 31, 2003, there was no ineffectiveness related to these two swaps.  Had there been any ineffectiveness or should there be any ineffectiveness in the future, the amount would have flowed or will flow through our consolidated statements of income.  The interest rate cap, although designed to mitigate our exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the consolidated statements of income, where it is included in interest income.  The forward commitments create derivative instruments under SFAS 133, which have been designated as cash flow hedges of the anticipated funding of the Revenue Bonds, and, as such, are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded.

Income Taxes

Effective July 1, 2001, we began operation of a new wholly owned, taxable subsidiary, CM Corp., which conducts most of our taxable business, including any mortgage servicing activities and fund management activities in which we may engage.  We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Share Options and Share Awards

We have issued options to employees for our common shares.  We have issued restricted common shares to non-employees and employees, some of which vested immediately upon issuance and some of which vest over various periods ranging from nine months to four years.  Additionally, we have issued SCUs of CCC to some employees, which vest in 2006 and 2007.

We account for our share options in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period.  Because vesting of the options is contingent upon the recipient continuing to provide services to us until the vesting date, we estimate the fair value of the share options at each period-end up to the vesting date, and adjust the expense accordingly.  The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

Our share awards have been recorded as a separate deferred compensation line in the equity section of our consolidated financial statements.  The amount of the deferred compensation expense was calculated as the number of shares awarded at the average of the high and low price of our common shares at the date of award, which was $19.33.  Individuals holding those awards are entitled to dividends on their shares, even if the shares have not yet vested.  Any such payments will be recorded directly to Beneficial Owner’s Equity – other common shareholders.  However, if any individual should forfeit their awards, any amounts previously recorded directly to Beneficial Owner’s Equity, would be reversed and charged to compensation expense.  The amount of the deferred compensation will be charged to compensation expense on a pro rata basis over the relevant vesting period.

Goodwill and Intangible Assets

In connection with our acquisition of Related, we have recorded goodwill in the amount of approximately $210.3 million and identifiable intangible assets in the aggregate amount of $183.3 million.  The intangible assets were recorded at this fair value as verified by an independent third party valuation firm and are amortized over their estimated useful lives.  The goodwill is the excess of the purchase price we paid over the fair value of the assets and liabilities acquired including deferred tax liabilities, and is not being amortized.  We have adopted FAS No. 141 and 142 which required us to test the goodwill for impairment at least annually and more often if circumstances indicate there may be reason to believe goodwill has been impaired.  Any such impairment would be charged to expense in the period in which it is determined.  Additionally, the useful lives of the identifiable intangible assets may need to be reassessed and amortization accelerated, or such intangible assets could be deemed impaired.  Any such amounts could have a material impact on our consolidated financial statements.

Commitments and Contingencies

Mortgage Banking Activities

Through PWF, we originate and service multi-family mortgage loans for Fannie Mae, Freddie Mac and FHA.  PWF’s mortgage lending business is subject to various governmental and quasi-governmental regulations.  PWF is licensed or approved to service and/or originate and sell loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs.  FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered investor-owned corporations.  These agencies require PWF and its subsidiaries to meet minimum net worth and capital requirements and to comply with other requirements.  Mortgage loans made under these programs are also required to meet the requirements of these programs.  In addition, under Fannie Mae’s DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.

The DUS program is Fannie Mae’s principal loan program.  Under the Fannie Mae DUS Product Line, PWF originates, underwrites and services mortgage loans on multi-family residential properties and sells the project loans directly to Fannie Mae.  PWF assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III.  At December 31, 2003, all of PWF’s loans consisted of Level I loans.  For such loans, PWF is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance.  Level II and Level III loans carry a higher loss sharing percentage.  Fannie Mae bears any remaining loss.

Under the terms of the Master Loss Sharing Agreement between Fannie Mae and PWF, PWF is responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement.  No interim loss sharing adjustments are available for Level II and Level III loans.

We maintain an accrued liability for probable losses under FAS 5 for loans originated under the Fannie Mae DUS product line at a level that, in management’s judgment, is adequate to provide for estimated losses.  At December 31, 2003, that liability was approximately $6.7 million, which we believe represents its probable liability at this time.  Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans PWF originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both our Company and CM Corp. have entered into guarantees for the benefit of Fleet National Bank (“Fleet”), guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

PWF maintains, as of December 31, 2003, treasury notes of approximately $4.7 million and a money market account of approximately $1.3 million, which is included in cash and cash equivalents-restricted in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.0 million.

Due to the nature of PWF’s mortgage banking activities, PWF is subject to supervision by certain regulatory agencies.  Among other things, these agencies require PWF to meet certain minimum net worth requirements, as defined.  PWF met these requirements for all agencies, as applicable, as of December 31, 2003.

At December 31, 2003, PWF had commitments of approximately $49.8 million to five borrowers.

Off Balance Sheet Arrangements

Credit Enhancement Transaction

In December 2001, CM Corp. completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc.  (“MLCS”).  Pursuant to the terms of the transaction, CM Corp. assumed MLCS’s $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans.  TRCLP, has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction.  As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced.  The latest maturity date on any loan in the portfolio occurs in 2009.  The remainder of the real estate exposure after the $46.9 million first loss position has been assumed by Fannie Mae and Freddie Mac.  In connection with the transaction, we have guaranteed the obligations of CM Corp., and have met its obligation to post collateral, in an amount equal to 40% of the first loss amount.  Our maximum exposure under the terms of this transaction is approximately $23.5 million. During 2003, two of the tax-exempt weekly variable rate multi-family mortgage loans were repaid in the amount of $8.9 million.  These repayments reduced the first loss position to $38 million and the pool of multi-family mortgage loans to $288.6 million.  This reduced our maximum exposure under the terms of the transaction to approximately $19 million.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and “stressed” basis.  CM Corp. analyzed the portfolio on a “stressed” basis by increasing capitalization rates and assuming an increase in the low floater bond rate.  As of December 31, 2003, the credit enhanced pool of properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on its guaranty.  Should the Company’s analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Yield Guarantee Transactions

CM Corp. has entered into six agreements with Merrill Lynch (the “Primary Guarantor”) to guarantee agreed-upon rates of return for three pools of multi-family properties each owned by a local partnership which in turn, is majority-owned by affiliates of Related for which CM Corp. has or will receive guarantee fees.

Each transaction was structured as two separate guarantees, one primarily guaranteeing the returns through the lease-up phase of the properties and the other guaranteeing the returns through the operating phase of the properties.  CM Corp. receives a fee for each guarantee up front at the start of each guarantee period.  These fees will be recognized in income on a straight line basis over the period of the respective guarantees.  Total potential exposure pursuant to these guarantees is approximately $228.0 million.  We have analyzed the expected operations of the Underlying Properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material.  We account for these guarantees under the FIN 45.  We have determined that the fees received represent the fair value of the respective liabilities and accordingly have recorded such fees as a liability included in deferred income on our consolidated balance sheets.

Some of the local partnerships have financed their properties with the proceeds of our revenue bonds.  In these cases, the Primary Guarantor has required that those revenue bonds be deposited into a trust pursuant to which the revenue bonds were divided into senior and subordinated interests with approximately 50% of each revenue bond being subordinated.  We have financed the senior trust interest as part of the Merrill Lynch P-FloatsSM/RitesSM program.  The subordinate trust interests are being used as collateral in other of our Company’s financing programs.

In connection with these transactions, we have posted $159.0 million as collateral with the Primary Guarantor in the form of either cash or revenue bonds.

Revenue Bond Forward Transactions

We have entered into six transactions to purchase revenue bonds pursuant to agreements which require us, at the earlier of stabilization or conversion to permanent financing to acquire Series A and Series B revenue bonds at a predetermined price and interest rates.  We are obligated to purchase the revenue bonds only if construction is completed.  We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property’s cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds.  An unrelated third party lender will advance funds to the developer, as needed during the construction period, at a floating rate.  These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the revenue bonds are funded.  The total potential amount we could possibly be required to fund is $84.4 million.

Other Guarantees

We have entered into three transactions related to three properties, Coventry Place, Canyon Springs and Arbor Ridge.  Pursuant to the terms of these transactions, we will provide credit support to the construction lender for project completion and Fannie Mae permanent loan conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert.  Up until the point of completion, we will reimburse the construction lender for any draw on its construction letter of credit up to 40% of the stated amount of the letter of credit.  Following completion, up until the project loan converts to permanent loan status, we will, should the need arise, reimburse the full amount of the letter of credit.  We closely monitor these two properties, and believes there is no need currently, to provide for any potential loss.  Should our analysis of risk of loss change in the future, a provision for loss might be required; such provision could be material.  The developer has also issued several guarantees to the construction lender, each of which would be called upon before our guarantees, and each of which would be assigned to us should its guarantees be called.  Once the construction loans convert to permanent loans, we are obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any.  The subordinated bonds will bear interest at 10%.  Under Fannie Mae guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

Our maximum exposure, related to these two transactions, is 40% of the stated amount of the letter of credit of approximately $27 million.

The following table reflects our maximum exposure and carrying amount for guarantees we and our subsidiaries have entered into:

(In thousands)	Maximum Exposure	Carrying Amount

Payment guarantees	$17,933	$—
Insured tax credits guarantee	15,000	—
Completion guarantees	53,236	—
Operating deficit guarantees	614	—
CMC credit enhancement	19,000	—
LIHTC guarantees	228,000	5,850

	$333,783	$5,850

Contractual Obligations

The following table provides our commitments as of December 31, 2003 to make future payments under our debt agreements and other contractual obligations.

	Payments due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable	$153,350	$109,128	$27,182	$17,040	$—
Operating lease obligations	1,376	545	831	—	—
Unfunded loan commitments	178,930	49,750	129,180	—	—
Fixed rate securitization	100,000	—	100,000	—	—
Employee contracts	6,000	2,000	4,000	—	—

Total	$439,656	$161,423	$261,193	$17,040	$—

Income Taxes

We are organized as a Delaware statutory trust and, for tax purposes, are classified as a partnership.  Almost all of our recurring income is tax-exempt.  From time to time we may sell or securitize various assets which may result in capital gains and losses.  This tax structure allows us to have the pass-through income characteristics of a partnership for both taxable and tax-exempt income.  We do not pay tax at the partnership level.  Instead, the distributive share of our income, deductions and credits is reported to each shareholder for inclusion on their respective income tax return.  The tax-exempt income derived from most of our revenue bonds remains tax-exempt as it is passed through to shareholders.  Any cash dividends received by us from subsidiaries, organized as corporations, will be recorded as dividend income for tax purposes.  For such subsidiaries, created in 2001, there were no dividends distributed for tax purposes.

We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

We derive a substantial portion of our income from ownership of first mortgage “Private Activity Bonds.”  The interest from these bonds is generally tax-exempt from regular Federal income tax.  However, the Tax Reform Act of 1986 classifies the interest earned on Private Activity Bonds issued after August 7, 1986 as a tax preference item for alternative minimum tax purposes (“AMT”).  The percentage of our tax-exempt interest income subject to AMT for the years ended December 31, 2002, 2001 and 2000 was approximately 85%, 79% and 88% respectively.  AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes.  All taxpayers are subject to the AMT calculation requirements although the vast majority of taxpayers will not actually pay AMT.  As a result of AMT, the percentage of our income that is exempt from federal income tax may be different for each shareholder depending on that shareholder’s individual tax situation.

Recently Issued Accounting Standards

In November 2002, the FASB issued FIN 45.  FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  The initial recognition and initial measurement provisions of this FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  CM Corp. entered into one credit enhancement transaction and two yield guarantee transactions prior to December 31, 2002.  The fee for the credit enhancement transaction is received monthly and recognized as income when due.  The fees for the yield guarantee transactions, received in advance, were deferred and amortized over the guarantee periods.  During 2003, CM Corp. entered into four more yield guarantee transactions.  We believe the fees received for these guarantees approximates the fair value of the obligations undertaken in issuing the guarantees and have recorded  liabilities included in deferred income equal to the fair values of the obligations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB statement No. 123.  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation.  Because we account for our share options using the fair value method, implementation of this statement did not have an impact on our consolidated financial statements.  We have adopted the provisions of SFAS No. 123 for our share options issued to non-employees.  Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period.  Because vesting of the options is contingent upon the recipient continuing to provide services to us until the vesting date, we estimate the fair value of the non-employee options at each period-end up to the vesting date, and adjust expensed amounts accordingly.  The fair value of each option grant is estimated using the Black-Scholes option-pricing model.  In connection with the purchase of Related, we issued 778,420 restricted common shares to employees, of which 52,863 vested immediately.  The balance of 725,557 shares vest over two, three or four years depending on the number of shares granted to each employee.  We have adopted the provisions of SFAS No. 123 for these employee grants.  Accordingly, we recognized compensation expense for the vested shares at the market price for the shares on the grant date and deferred compensation expense for the non-vested shares also at the market price on the grant date.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  In December 2003, the FASB issued FIN 46R, which revises FIN 46, codifying certain FASB Staff positions and extending the implementation date.  FIN 46, as revised by FIN 46R, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Prior to the issuance of FIN 46R, we had not applied FIN 46 to any entities; accordingly, the provisions of FIN 46R are effective for us beginning March 31, 2004.

FIN 46R is a complex standard that requires significant analysis and judgment. We are still in the process of evaluating its impact on our financial statements, particularly as it applies to the investment fund sponsorship business we acquired by purchasing Related in November of 2003. In that acquisition, and in subsequent fund originations, we, through our ownership of Related, became the general partner or equivalent in over 70 investment funds, all of which may represent variable interest entities under FIN 46R. As the general partner, and, in some cases, the guarantor of the underlying fund returns, we may be deemed to be the primary beneficiary of some or all of such entities, even though we have no equity investment in the investment partnerships. If we determine that we are required to consolidate all of our investment partnerships under FIN 46R, our total assets would increase by approximately $2.5 billion.  The investment partnerships do not carry debt, so minority partners’ interest of approximately $2.5 billion would be recorded between liabilities and equity on our balance sheet.

In recording our acquisition of Related, we ascribed approximately $5 million of the purchase price to the estimated future cash flows to be received from general partner interests in investment partnerships in which we maintain a non-equity controlling partner.  However, from time to time the general partner of the investment funds, may be called upon to fund investment fund operations which we would advance on behalf of the general partner and would be repaid to us out of future operating cash flow or sale or refinancing proceeds received by the investment fund, so our maximum exposure to loss cannot be quantified.  We also have exposure to losses under guarantees of returns on certain funds, as described in Note 16.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  Pursuant to SFAS No. 150, on July 1, 2003 we have reclassed $273.5 million previously shown in the “mezzanine” (between liabilities and equity) in the consolidated balance sheets as “preferred shares of subsidiary subject to mandatory redemption” into the liability section, and the dividends paid on such shares (approximately $9.4 million for the year ended December 31, 2003) has been classified as interest expense; dividends related to prior periods continue to be classified as income allocated to preferred shareholders of subsidiary.

The following recent pronouncements had no material impact on our consolidated financial statements:

•                  SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”.

•                  SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.

•                  SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.

Inflation

Inflation did not have a material effect on our results for the periods presented.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We invest in certain financial instruments, primarily revenue bonds and other bond related investments that are subject to various forms of market risk, including real estate risk, interest rate risk, credit and liquidity risk and prepayment risk.  We seek to prudently and actively manage such risks to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels which are commensurate with the risks we undertake.

Real Estate Risk

We derive income by investing in revenue bonds secured by multi-family affordable residential properties.  Investing in such revenue bonds collateralized by such properties subjects us to various types and degrees of risk that could adversely affect the value of our assets and our ability to generate revenue.  The factors that may reduce our revenues, net income and cash available for distributions to shareholders include the following: the property securing a revenue bond may not generate income sufficient to meet its operating expenses and debt service on its related revenue bond; economic conditions, either local, regional or national, may limit the amount of rent that can be charged for rental units at the properties, and may result in a reduction in timely rent payments or a reduction in occupancy levels; occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements; federal LIHTC and city, state and federal housing subsidy or similar programs which apply to many of the properties, could impose rent limitations and adversely affect the ability to increase rents to maintain the properties in proper condition during periods of rapid inflation or declining market value of such properties; and, if a revenue bond defaults, the value of the property securing such revenue bond (plus, for properties that have availed themselves of the federal LIHTC, the value of such credit) may be less than the face amount of such revenue bond.

All of these conditions and events may increase the possibility that a property owner may be unable to meet its obligations to us under its mortgage revenue bond.  This could affect our net income and cash available for distribution to shareholders.  We manage these risks through diligent and comprehensive underwriting, asset management and ongoing monitoring of loan performance.

We may be adversely affected by periods of economic or real estate downturns that result in declining property performance or property values.  Any material decline in property values used as collateral for our revenue bonds increases the possibility of a loss in the event of default.  Additionally, some of our income may come from additional interest received from the participation of a portion of the cash flow, sale or refinancing proceeds on Underlying Properties.  The collection of such additional interest may decrease in periods of economic slowdown due to lower cash flows or values available from the properties.  In a few instances, the revenue bonds are subordinated to the claims of other senior interest and uncertainties may exist as to a borrower’s ability to meet principal and interest payments.  Because of these economic factors, debt service on the revenue bonds, and therefore net income and cash available for distribution to shareholders is dependent on the performance of the Underlying Properties.

Interest Rate Risk

The nature of our investments and the instruments used to raise capital for their acquisition expose us to income and expense volatility due to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors beyond our control.

The revenue bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the Underlying Properties, which do not fluctuate with changes in market interest rates.  In contrast, payments required under our floating rat securitization programs vary based on market interest rates based on TBMA index and are re-set weekly.

In addition, we have floating rate debt related to our acquisition financing of PWF and Related and our warehouse facilities.  PWF has loans receivable and short term borrowings related to its mortgage origination operations which are not expected to subject PWF to significant interest rate risk.  PWF typically provides mortgages to borrowers (mortgages receivable) by borrowing from third parties (short-term borrowings).  Since PWF’s mortgages receivable are typically subject to a take-out commitment by Fannie Mae, Freddie Mac or FHA, the related borrowings to finance such mortgages are typically short-term.  The interest income or expense that represents the difference between the interest charged to borrowers and the interest paid to PWF’s lender during the warehousing period will be earned by PWF.

Other long-term sources of capital, such as Equity Issuer’s various series of Cumulative Preferred Shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

A rising interest rate environment could reduce the demand for multi-family tax-exempt and taxable financing, which could limit our ability to invest in revenue bonds or to structure transactions.  Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multi-family housing.

An effective interest rate management strategy can be complex and no strategy can insulate us from all potential risks associated with interest rate changes.  Various financial vehicles exist which would allow us to mitigate the impact of interest rate fluctuations on our cash flows and earnings.  Beginning in 2001, based upon management’s analysis of the interest rate environment and the costs and risks of such strategies, we entered into interest rate swaps in order to hedge a portion of the risk of rising interest rates and the impact of such a rise on our MBIA and P-Floats programs.

On January 5, 2001, we entered into a five-year interest swap that fixes BMA index to 3.98% on a notional amount of $50 million.  On February 5, 2001, we entered into a three-year interest swap that fixes the BMA index to 3.64% on a notional amount of an additional $100 million.  We have designated both of these swaps on hedging derivatives and FAS No. 133.

During January 2002, concurrent with our acquisition of PWF and pursuant to the financing put in place to complete the acquisition, we entered into an interest rate cap agreement with Fleet Bank, with a cap of 8% on a notional amount of $30 million.  Although this transaction is designed to mitigate our exposure to rising interest rates, we have not designated this interest rate cap as a hedging derivative under FAS 133.

On December 17, 2003, we entered into a three-year interest rate swap that fixes TBMA at 2.56%, beginning January 2005, on a notional amount of $100 million.  On December 30, 2003, we entered into a three-year interest rate swap that fixes TBMA at 2.00%, 2.78% and 3.27% for the twelve months beginning January 3, 2005, January 3, 2006 and January 3, 2007, respectively, on a notional amount of $50 million.

Interest rate swap agreements are subject to risk of early termination by us or the counterparty, possibly at times unfavorable to us and, depending on market conditions at the time, may result in the recognition of a significant gain or loss from changes in the market value of the hedging instrument.  There can be no assurance that we will be able to acquire hedging instruments at favorable prices, or at all, when the existing arrangements expire or are terminated which would then fully expose us to interest rate risk to the extent of the balance of debt subject to such hedges.  In addition, there is no assurance that the counterparty to these hedges will have the capacity to pay or perform under the stated terms of the interest rate swap agreement; however, we seek to enter into such agreements with reputable and investment grade rated counterparties.

We adopted statement of Financial Accounting Standards No. 133, as amended and interpreted, on January 1, 2001.  Accordingly, we have documented and established our policy for risk management and the related objectives and strategies for the use of derivative instruments to potentially mitigate such risks.  Currently, our strategy is intended to reduce interest rate risk through the use of interest rate swaps.  At inception, we designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing.  Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in accumulated other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows.  We assess, both at the inception of the hedge and on an ongoing basis, whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing.  Any ineffectiveness in the hedging relationship is recorded in earnings.  There was no ineffectiveness in the hedging relationship during 2001, 2002 or 2003, and we expect that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms.  Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At December 31, 2003, the combined fair market value of the two interest rate swaps we entered in 2001 was a liability of approximately $2.4 million, included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  Interest paid or payable under the terms of the swaps of approximately $4.1 million and $3.5 million, is included in interest expense for the years ended December 31, 2003 and 2002, respectively.  The combined fair market value of the two new interest rate swaps we entered into in 2003 was an asset of approximately $1.78 million, included in the other assets on the consolidated balance sheets.

At December 31, 2003, the interest rate cap was recorded as an asset with a fair market value of $34,004 included in other assets on the consolidated balance sheets.  Because we have not designated this derivative as a hedge, the change in fair market value flows through the consolidated statements of income, where it is included in interest income.

With respect to the portion of our floating rate financing programs which are not hedged, a change in TBMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in revenue bonds.  For example, based on the un-hedged $803 million ($953 million outstanding under these financing programs at December 31, 2003, less the $150 million notional amount subsequently hedged and assuming a perfect hedge correlation), we estimate that an increase of 1.0% in TBMA rate would decrease our annual net income by approximately $8.0 million.  Conversely, a decrease in market interest rates would generally benefit us in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on revenue bonds.

Changes in market interest rates would also impact the estimated fair value of our portfolio of revenue bonds.  We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments.  Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values.  For example, we estimate, using the same methodology used to estimate the portfolio fair market value under FAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of our portfolio of revenue bonds from its December 31, 2003 value of approximately $1,871,009,000 to approximately $1,708,894,753.  A 1% decline in interest rates would increase the value of the December 31, 2003 portfolio to approximately $1,955,110,897.  Changes in the estimated fair value of the revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders’ equity.

Changes in interest rates would also affect the PWF acquisition loan with Fleet, the PWF warehouse lines and the Related acquisition facility.  A 1% change in the underlying interest rates would affect our annual net income by approximately $931,000 (based on the outstanding balances at December 31, 2003 of approximately $25.2 million for the PWF acquisition loan, $21.9 million for the PWF warehouse line and $24.5 million for the Related acquisition facility).

The assumptions related to the foregoing discussion of market risk involve judgments involving future economic market conditions, future corporate decisions and other interrelating factors, many of which are beyond our control and all of which are difficult or impossible to predict with accuracy.  Although we believe that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate.  Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as our representation that our objectives and plans would be achieved.

Liquidity Risk

Our investments generally lack a regular trading market, particularly during turbulent market conditions or if any of our tax-exempt revenue bonds become taxable or are in default.  There is no limitation as to the percentage of investments that may be illiquid and we do not expect to invest a substantial portion of its assets in liquid investments.  There is a risk involved in investing in illiquid investments, particularly in the event that we need additional cash.  In a situation requiring additional cash, we could be forced to liquidate some of its investments on unfavorable terms that could substantially impact our consolidated balance sheet and reduce the amount of distributions available and payments made in respect of our shares.

Risk Associated with Securitization

Through securitizations, we seek to enhance our overall return on our investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments.  In our debt securitizations, an investment bank and/or credit enhancer generally provides liquidity to the underlying trust and credit enhancement to the bonds, which enables the senior interests to be sold to certain accredited third party investors seeking investments rated “AA” or better.  The liquidity facilities are generally for one-year terms and are renewable annually.  To the extent that the credit enhancer is downgraded below “AA”, either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors.  In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact our income.  If we are unable to renew the liquidity or credit enhancement facilities, we would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bonds and its investment in the residual interests.  If we are forced to liquidate our investment, we would recognize gains or losses on the liquidation, which may be significant depending on market conditions.  As of December 31, 2003, $483.5 million of senior interest is credit enhanced by an eight-year term facility through MBIA.  Of this $438.5 million, $383.5 million is subject to annual “rollover” renewal for liquidity.  Merrill Lynch provides credit enhancement and liquidity for an additional $316.5 million of senior interest.  We do not maintain an ongoing commitment with Merrill Lynch and the senior interest is subject to a weekly re-set schedule.  We continue to review alternatives that would reduce and diversify risks associated with securitization.

Item 8.    Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS’ REPORT

To the Board of Trustees

And Shareholders of

CharterMac

New York, New York

We have audited the accompanying consolidated balance sheets of CharterMac and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in Item 15(a)2.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CharterMac and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York

March 15, 2004

CHARTERMAC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2003	2002

ASSETS

Revenue bonds-at fair value	$1,871,009	$1,579,590
Mortgage servicing rights	33,351	35,595
Cash and cash equivalents	58,257	13,699
Cash and cash equivalents-restricted	26,636	46,785
Investments in partnerships	26,638	—
Deferred costs - net of amortization of $13,463 and $8,451	58,408	48,693
Goodwill	214,744	4,793
Other intangible assets - net of amortization of $4,163 and $1,750	194,203	11,316
Other assets	100,027	112,397

Total assets	$2,583,273	$1,852,868

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Financing arrangements	$900,008	$671,659
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	—
Notes payable	153,350	68,556
Accounts payable, accrued expenses and other liabilities	34,886	42,008
Deferred income	23,691	8,998
Deferred tax liability	60,370	10,790
Distributions payable	27,612	19,020

Total liabilities	1,473,417	821,031

Preferred shares of subsidiary (subject to mandatory repurchase)	—	273,500

Minority interest in consolidated subsidiary – SCUs	288,006	—
Minority interest in consolidated subsidiary - PWF	4,193	4,822

Commitments and contingencies

Shareholders’ equity
Beneficial owners equity - convertible CRA share-holders (8,179,761 and 3,835,002 shares issued and
outstanding in 2003 and 2002, respectively)	160,618	58,174
Beneficial owners equity - manager	—	1,126
Beneficial owners equity - special preferred voting shares (16,164,905 shares authorized and issued at par $.01)	161	—
Beneficial owners equity - other common shareholders (100,000,000 shares authorized; 42,726,232 issued and 42,703,600 outstanding and 41,168,618 shares issued and 41,160,218 outstanding in 2003 and 2002, respectively)	622,771	604,496
Deferred compensation	(19,385)	—
Treasury shares of beneficial interest (22,632 and 8,400 shares in 2003 and 2002, respectively)	(378)	(103)
Accumulated other comprehensive income	53,870	89,822
Total shareholders’ equity	817,657	753,515

Total liabilities and shareholders’ equity	$2,583,273	$1,852,868

 See accompanying notes to consolidated financial statements

CHARTERMAC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Revenue bonds interest income	$113,655	$92,681	$71,500
Fee income:
Mortgage banking fees	13,712	13,681	—
Fund management	12,643	—	—
Other income	12,200	10,051	3,125
Total revenues	152,210	116,413	74,625

Expenses:
Interest expense	19,859	15,823	13,641
Interest expense-distributions to preferred shareholders of subsidiary	9,448	—	—
Recurring fees - securitizations	4,028	3,181	2,491
General and administrative	40,945	24,506	5,209
Depreciation and amortization	11,926	8,891	865
Loss on impairment of assets	1,759	920	400
Total expenses	87,965	53,321	22,606

Income before gain (loss) on repayment of revenue bonds, sale of loans and equity in earnings of ARCap	64,245	63,092	52,019

Equity in earnings of ARCap	2,219	2,219	456

Gain on sale of loans	5,532	10,683	—

Gain (loss) on repayment of revenue bonds	1,951	3,885	(912)

Income before allocation to preferred shareholders of subsidiary and minority interest	73,947	79,879	51,563

Income allocated to preferred shareholders of subsidiary	(9,449)	(17,266)	(12,578)

Income allocated to SCUs	(4,038)	—	—

(Income) loss allocated to minority interest	54	(496)	—

Income before benefit (provision) for income taxes	60,514	62,117	38,985

Benefit (provision) for income taxes	6,072	(1,284)	—

Net income	$66,586	$60,833	$38,985

Allocation of net income to:
Special distribution to Manager	$5,332	$4,872	$3,621
Manager	$6	$56	$354
Common shareholders	$54,608	$52,516	$32,558
Convertible CRA shareholders	6,640	3,389	2,452
Total for shareholders	$61,248	$55,905	$35,010

Net income per share
Basic	$1.31	$1.31	$1.14

Diluted	$1.31	$1.31	$1.14

Weighted average shares outstanding:

Basic	46,653,270	42,697,195	30,782,161

Diluted	46,735,232	42,768,139	30,837,340

See accompanying notes to consolidated financial statements

CHARTERMAC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Beneficial Owners’ Equity- Convertible CRA Shareholders	Beneficial Owner’s Equity- Manager	Beneficial Owner’s Equity- Other Shareholders	Beneficial Owners’ Equity- Special Preferred Voting Shares	Treasury Shares of Beneficial Interest	Deferred Compensation	Comprehensive Income	Accumulated Other Comprehensive (Loss)	Total

Balance at January 1, 2001	$34,397	$716	$344,871	$—	$(103)	$—		$(22,867)	$357,014

Comprehensive income:
Net income	2,452	3,975	32,558				$38,985		38,985
Other comprehensive (gain) loss:
Net unrealized loss interest rate swaps							(2,958)
Net unrealized loss on Revenue Bonds:
Net unrealized holding loss arising during the period							26,225
Add: Reclassification adjustment for net gain included in net income							(3,097)
Total other comprehensive gain							$20,170	20,170	20,170
Comprehensive income							$59,155
Retirement of convertible CRA shares	(8,986)								(8,986)
Issuance of Common shares			168,294						168,294
Distributions	(2,341)	(3,621)	(34,267)						(40,229)

Balance at December 31, 2001	$25,522	$1,070	$511,456		$(103)			$(2,697)	$535,248

Comprehensive income:
Net income	3,389	4,928	52,516				$60,833		60,833
Other comprehensive (gain) loss:
Net unrealized loss on interest rate derivatives							(2,607)
Net unrealized gain on Revenue Bonds:
Unrealized holding gain arising during the period							99,011
Less: Reclassification adjustment for net gain included in net income							(3,885)
Total other comprehensive gain							$92,519	92,519	92,519
Comprehensive income							$153,352
Issuance of Convertible CRA shares	32,523								32,523
Issuance of Common shares	—	—	92,383						92,383
Distributions	(3,260)	(4,872)	(51,859)						(59,991)

	Beneficial Owners’ Equity- Convertible CRA Shareholders	Beneficial Owner’s Equity- Manager	Beneficial Owner’s Equity- Other Shareholders	Beneficial Owners’ Equity- Special Preferred Voting Shares	Treasury Shares of Beneficial Interest	Deferred Compensation	Comprehensive Income	Accumulated Other Comprehensive (Loss)	Total

Balance at December 31, 2002	$58,174	$1,126	$604,496	$—	$(103)			$89,822	$753,515

Comprehensive income:
Net income	6,640	5,338	54,608				66,586		66,586
Other comprehensive gain (loss):
Net unrealized gain on interest rate derivatives							2,607
Net unrealized loss on revenue bonds:
Unrealized holding loss arising during the period							(36,608)
Less: Reclassification adjustment for net gain included in net income							(1,951)
Other comprehensive loss:							(35,952)	(35,952)	(35,952)
Comprehensive income							$30,634
Deferred Compensation						(19,385)			(19,385)
Decrease in manager interest		(1,132)							(1,132)
Issuance of special preferred voting shares				161					161
Issuance of convertible CRA shares	102,532								102,532
Issuance of common shares			21,282		(275)				21,007
Distributions	(6,728)	(5,332)	(57,615)						(69,675)

Balance at December 31, 2003	$160,618	$—	$622,771	$161	$(378)	$(19,385)		$53,870	$817,657

See accompanying notes to consolidated financial statements

CHARTERMAC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,586	$60,833	$38,985
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on repayment of revenue bonds	(1,951)	(3,885)	912
Loss on impairment of revenue bonds	1,759	920	400
Depreciation and amortization	13,318	13,839	4,924
Income allocated to preferred shareholders of subsidiary	18,897	17,266	12,578
Equity in earnings of ARCap, in excess of distributions received	—	(104)	(456)
Increase in mortgage servicing rights	(4,015)	(9,500)	(35,646)
Increase in provision for loss under FNMA DUS product line	—	—	1,937
Income allocated to minority interest - SCUs	4,038	—	—
Repayment of project advances	8,786	—	—
Income (loss) allocated to minority interest	2,250	496	3,652
Issuance of shares of subsidiary - compensation expenses	—	674	—
Changes in operating assets and liabilities:
Accounts and interest receivable	(1,864)	(2,562)	(1,255)
Other assets	(8,682)	(2,513)	(20,443)
Increase in deferred Income	13,913	3,511	—
Accounts payable, accrued expenses and other liabilities	14,593	122	29,594
Deferred tax liability	(12,326)	539	10,251
Due to/from affiliates	(4,223)	—	—
Derivitive assets & liabilities	(2,324)	—	—
Net cash provided by operating activities	108,289	79,636	45,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from revenue bonds and notes	113,242	122,738	28,605
Revenue bond acquisitions	(444,185)	(467,762)	(305,062)
Investment in preferred shares of ARCap	—	—	(18,494)
Increase in temporary investments	(10,205)	(5,400)	—
(Decrease) increase in promissory notes and notes receivable	19,015	(17,378)	(26,785)
Increase in goodwill	—	(3,590)	(9,842)
Acquisition of Related Capital Company	(56,261)	—	—
Decrease (increase) in cash and cash equivalents - restricted	20,149	(42,115)	(4,670)
Loans made to properties	(1,314)	—	(11,122)
Net cash used in investing activities	(359,559)	(413,507)	(347,370)

	Years Ended December 31,
	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:

Distributions to shareholders	(69,132)	(56,441)	(35,790)
Distributions paid to preferred shareholders of subsidiary	(18,897)	(16,234)	(11,847)
Proceeds from financing arrangements	581,415	208,224	309,310
Principal repayments of financing arrangements	(297,224)	(67,313)	(96,826)
Issuance of common and convertible CRA shares of subsidiary	104,315	124,876	168,264
Retirement of convertible CRA shares	—	—	(8,987)
Increase in treasury stock	—	—	—
Increase in preferred shares of subsidiaries	—	52,932	47,614
Increase in other deferred costs	(4,649)	(3,838)	(553)

Net cash provided by financing activities	295,828	242,206	371,185

Net increase (decrease) in cash and cash equivalents	44,558	(91,665)	69,248

Cash and cash equivalents at the beginning of the period	13,699	105,364	36,116

Cash and cash equivalents at the end of the period	$58,257	$13,699	$105,364

SUPPLEMENTAL INFORMATION:
Interest paid	$19,412	$12,703	$4,493

Reclassification of goodwill to intangible assets:

Decrease in goodwill		(8,639)
Increase in Intangible assets		8,639

Issuance of restricted shares of stock	19,385

	Years Ended December 31,
	2003	2002	2001

Supplemental disclosure of noncash activities:

Acquisition of PW Funding Inc.

Increase in guaranteed investment contracts			$(18,406)
Increase in mortgage servicing rights			(35,646)
Increase in promissory notes receivable			(29,325)
Increase in other assets			(2,500)
Increase in notes payable			29,325
Increase in due to FNMA			18,406
Increase in accounts payable, accrued expenses and other liabilities			9,807
Increase in reserves for possible DUS losses			1,938
Increase in minority interest in subsidiary			3,652
Increase in deferred tax liability			10,251
Increase in goodwill			(9,842)
Acquisition of PWF, net of cash acquired			$(22,340)

Acquisition of Related

Increase in investment in and advance to partnerships	$(35,424)
Increase in intangible assets	(185,300)
Increase in goodwill	(210,294)
Increase in other assets and liabilities	(1,272)
Issuance of special common units concluded	288,006
Increase in notes payable	28,952
Increase in deferred tax liability	59,071
Acquisition of Related, net of cash acquired	$(56,261)

See accompanying notes to consolidated financial statements

CHARTERMAC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Significant Accounting Policies

CharterMac, which we refer to herein as “we”, “us”, “our”, and “our Company”, is a Delaware statutory trust, which commenced operations in October 1997.  We and our subsidiaries are in the business of (i) portfolio investing, which includes acquiring and holding (directly and indirectly through our subsidiaries) federally tax-exempt multi-family housing revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income;  (ii) mortgage banking, which includes originating and servicing mortgage loans on behalf of third parties such as the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Housing Authority (“FHA”); (iii) credit enhancement, which includes guaranteeing tax credit equity returns and mortgage loans; and (iv) fund management, which includes sponsoring investment programs for a fee.

We and a majority of our subsidiaries, are each either treated as partnerships or disregarded for federal income tax purposes.  Therefore, we pass through to our shareholders, in the form of distributions, income (including federally tax-exempt income) derived from our investments without paying federal income tax on that income.  We intend to operate so that a substantial portion of our ordinary income will be excluded from gross income for federal income tax purposes.  Other income, such as capital gains and taxable interest income, as well as any dividend income from CharterMac Corporation (“CM Corp.”) our wholly owned subsidiary, generally will be subject to tax.

In 1999, we formed CharterMac Equity Issuer Trust, a wholly owned subsidiary, (collectively, with its subsidiaries, “Equity Issuer”) which holds a substantial portion of our revenue bonds.  From time to time, Equity Issuer may issue Series A and Series B Cumulative Preferred Shares (cumulatively, “Preferred Shares”) to institutional investors.  The Preferred Shares have a senior claim to the tax-exempt income derived from the investments owned by Equity Issuer.  Any income in Equity Issuer after the payment of the cumulative distributions on its Preferred Shares, and after the fulfillment of certain covenants, may then be allocated to CharterMac.  The assets of Equity Issuer, while included in our consolidated financial statements, are legally owned by Equity Issuer and are not available to any creditors of our Company outside of Equity Issuer.

In July 2001, we formed CM Corp. as a wholly owned, consolidated taxable subsidiary to help us more efficiently manage our taxable businesses.  CM Corp. and its subsidiaries conduct most of our taxable business, including many of the fee-generating activities in which we may engage.  CM Corp. isolates a substantial portion of the taxable income and expenses of our Company.  Unlike CharterMac, CM Corp. is a corporation which is subject to both Federal and State income tax.

In December 2001, our Company, through CM Corp. acquired 80% of the outstanding capital stock of PW Funding, Inc.  and its subsidiaries (“PWF”).  Under the acquisition agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months.  The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF’s stockholders after the same initial period of 24 to 36 months.  Subsequent to the initial purchase of 80% of PWF’s outstanding stock, and pursuant to terms of individual employee stock purchase agreements, we have purchased additional PWF stock.  At December 31, 2003, we own approximately 87% of the outstanding shares of PWF stock.

On November 17, 2003, we acquired 100% of the ownership interests in and substantially all of the businesses operated by Related Capital Company (“Related”) (other than specific excluded interests).  Related had previously acted as our external manager (“Manager”).  The acquisition was structured so that the selling principals of Related contributed their ownership interests in Related to CharterMac Capital Company, LLC, a newly formed subsidiary of CM Corp. which we refer to as “CCC”, in exchange for 15,854,505 special common units (“SCUs”) in CCC.  The special common units are exchangeable for cash or, at our option, common shares on a one-for-one basis.  All of the selling principals were also issued one special preferred voting share of our Company for each special common unit they received.  The special preferred voting shares have no economic interest, but entitle the holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares.  One of the selling principals also received $50 million in cash.  The selling principals of Related included its four executive managing partners (Stuart J. Boesky, Alan P. Hirmes, Marc D. Schnitzer and Denise L. Kiley), all of whom are members of our board of trustees, and an affiliate of The Related Companies, L.P., a New York limited partnership (“TRCLP”) with a majority of its equity controlled by Stephen M. Ross, who is also the non-executive Chairman of our board of trustees.  As a result of the acquisition, the economic interest in our Company of (i) TRCLP equals approximately 15.4% and (ii) our management and employees equals approximately 7.1%.  We conduct our fund management business through Related.

We are governed by a board of trustees comprised of eight independent managing trustees and seven managing trustees who are affiliated with Related.

Basis of Presentation

Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the financial statements include the valuation of our investments in revenue bonds and interest rate swap agreements.

The consolidated financial statements include the accounts of CharterMac and its majority owned subsidiary business trusts and corporations which it controls.  We also own approximately 87% of PWF and 100% of Related through our wholly owned subsidiary, CM Corp. All intercompany accounts and transactions have been eliminated in consolidation.  Unless otherwise indicated, the “Company”, as hereinafter used, refers to CharterMac and its consolidated subsidiaries.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2003 presentation.

Significant Accounting Policies

Investment in revenue bonds

We account for our investments in revenue bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) due to a provision in most of its revenue bonds under which we have a right to require redemption of the revenue bonds prior to their maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified.  As such, SFAS 115 requires us to classify these investments as “available-for-sale.”  Accordingly, investments in revenue bonds are carried at their estimated fair values, with unrealized gains and losses reported in accumulated other comprehensive income.  Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the revenue bonds.

If in our judgment, we determine it is probable that we will not receive all contractual payments required, when they are due, the revenue bond is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because revenue bonds have a limited market, we estimate fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments.  This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and an appropriate market rate of interest, all of which are based on good faith estimates and assumptions we develop.  Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

For certain revenue bonds, management believes that certain factors have impacted the near-term fair value.  In these instances, the revenue bonds are valued at either the outstanding face amount of the bond or management’s estimate of the fair value, whichever is lower.

Equity Investments

Equity investments in other assets on the consolidated balance sheets include the following:

Investment in ARCap - Our preferred equity investment in ARCap Investors, L.L.C.  (“ARCap”) is accounted for using the equity method because we have the ability to exercise significant influence, but not control, over ARCap’s operating and financial policies.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks and investments in short-term instruments with an original maturity of three months or less.  Certain amounts of cash and cash equivalents are restricted and serve as additional collateral for borrowings within our existing securitization programs.

Mortgage Banking Activities

PWF is an approved seller/servicer of multi-family mortgage loans for Fannie Mae, Freddie Mac, FHA and the Government National Mortgage Association (“Ginnie Mae”).  For Fannie Mae, PWF is approved under the Delegated Underwriting and Servicing (“DUS”) program.  Under DUS, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire the mortgage loan based upon PWF’s underwriting and PWF agrees to bear a portion of the risk of potential losses in the event of a default.  Fannie Mae commitments may be made to acquire the mortgage loan for cash or in exchange for a mortgage-backed security backed by the mortgage loan.  As a Program Plus lender for Freddie Mac, Freddie Mac agrees to acquire for cash from PWF loans for which PWF has issued commitments.  Ginnie Mae agrees to exchange FHA-insured mortgages originated by PWF for Ginnie Mae securities.

Mortgage loans originated for Fannie Mae, Freddie Mac or Ginnie Mae are closed in the name of PWF, which uses corporate cash obtained by borrowing from a warehouse lender to fund the loans.  Approximately a week to a month following closing of a loan, loan documentation and an assignment are delivered to Fannie Mae, Freddie Mac, Ginnie Mae, or a document custodian on its behalf and the cash purchase price or mortgage-backed security is delivered to PWF.  PWF uses the cash it receives to repay its warehouse loans and the mortgage-backed securities are sold pursuant to prior agreements for cash, which is also used to repay warehouse loans.  PWF also underwrites and originates multi-family and commercial mortgages for insurance companies and banks.

PWF receives origination fees which are included in mortgage banking fees in the consolidated statements of income.  Neither we nor PWF retain any interest in any of the mortgage loans, except for mortgage servicing rights (“MSRs”) and certain liabilities under the loss-sharing arrangement with Fannie Mae.

Mortgage Servicing Rights

PWF recognizes as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the MSRs retained based on their relative fair value.  MSRs are being carried at their adjusted cost basis.  MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

We have two areas of loss exposure related to its lending activities.  First, while a loan is recorded on the balance sheet, there is exposure to potential loss if a loan becomes impaired and defaults.  Second, we have exposure to loss due to the retention of a portion of credit risk within PWF’s servicing contract under the Fannie Mae DUS program.

For loans on our balance sheet, we identify loans that are impaired and evaluate the allowance for loss on a specific loan basis for losses believed to currently exist.

We account for exposure to loss under our servicing contract with Fannie Mae, as guarantees under FIN 45, by recording an asset equal to our estimate of the portion of the servicing cash flows deemed to represent compensation for our guarantee for loans originated on/or after January 1, 2003.  On an ongoing basis, we will account for the asset by offsetting cash received for the guarantee against the asset and crediting interest income for the change in asset due to the passage of time.  The portion of the liability representing an accrual for probable losses under SFAS No. 5, “Accounting for Contingencies” (“FAS 5”) is adjusted as loss estimates change; the portion representing our willingness to stand by as guarantor will be amortized over the expected life of the guarantee..

The components of the change in MSRs are as follows:

(Dollars in millions)

Servicing Assets
Balance at December 31, 2002	$35.6
MSRs capitalized during the year ended December 31, 2003	6.5
Amortization	(6.3)
Increase in reserves	(2.4)
Balance at December 31, 2003	$33.4

Reserve for Loan Loss Reserves of Servicing Assets

Balance at December 31, 2002	$4.3
Additions	2.4
Balance at December 31, 2003	$6.7

The estimated fair values of the MSRs were $39.7 million and $36.7 million, at December 31, 2003 and 2002, respectively.

The significant assumptions used by the third party valuation firm in estimating the fair value of the servicing assets at December 31, 2003 were as follows:

	Fannie Mae	FHA	Freddie Mac

Weighted average discount rate	17.13%	17.00%	17.20%
Weighted average pre-pay speed	13.19%	10.59%	11.27%
Weighted average lockout period	57.6 months	34.9 months	84.8 months
Cost to service loans	$2,450	$1,289	$1,937
Acquisition cost (per loan)	$1,500	$500	$1,481

The table below illustrates hypothetical, fair values of PWF’s MSRs at December 31, 2003 caused by assumed immediate adverse changes to key assumptions are used to determine fair value.

(In thousands)

Fair value of MSRs at December 31, 2003	$39,664

Prepayment speed:
Fair value after impact of +10% change	39,320
Fair value after impact of -10% change	40,012
Fair value after impact of +20% change	39,011
Fair value after impact of -20% change	40,398

Discount rate:
Fair value after impact of +10% change	37,688
Fair value after impact of -10% change	41,860
Fair value after impact of +20% change	35,900
Fair value after impact of -10% change	44,310

Default rate:
Fair value after impact of +10% change	39,591
Fair value after impact of -10% change	39,746
Fair value after impact of +20% change	39,528
Fair value after impact of -20% change	39,809

Revenue Recognition

We derive our revenues from a variety of investments and guarantees, summarized as follows:

•                  Revenue Bond Interest Income - Interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured.  Contingent interest is recognized when received.  Interest income from revenue bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.  Certain construction revenue bonds carry a higher interest rate during the construction period, which declines to a lower rate for the balance of the term.  In these cases, we calculate the effective yield on the revenue bond and uses that rate to recognize interest over the life of the bond.

•                  Mortgage Banking Fees –PWF fees earned for arranging financings under the Fannie Mae DUS product line as well as Freddie Mac, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan is fixed.  PWF also receives fees for servicing the loans it has originated.  This income is recognized on an accrual basis.

•                  Other Income

Interest Income from Promissory Notes and Mortgages Receivable – Interest on mortgage loans and notes receivable is recognized on the accrual basis as it becomes due.  Deferred loan origination costs and fees are amortized over the life of the applicable loan as an adjustment to interest income, using the interest method.  Interest which was accrued is reversed out of income if deemed to be uncollectible.

Interest Income on Temporary Investments – Interest income from temporary investments, such as cash in banks and short-term instruments, is recognized on the accrual basis as it becomes due.

Construction Service Fees – We receive fees, in advance, from borrowers for servicing revenue bonds during the construction period.  These fees are deferred and amortized into other income over the anticipated construction period.

Credit Enhancement Fees – We receive fees for providing credit enhancements.  The credit enhancement fees are received monthly and recognized in other income when received.

Guarantee Fees – We receive fees for providing guarantees on guaranteed yields.  These fees are deferred and recognized in other income on a pro-rata basis over the guarantee period.

•                  Fund Management Fees

Origination Fees – Origination fees include both property acquisition fees and partnership management fees which are received by Related from the proceeds raised at formation of the investment funds.  Property acquisition fees (generally 2% to 4% of equity raised) are for services performed in connection with the acquisition of interests in property-owning partnerships and are recognized when the earnings process is complete and collectibility is reasonably assured, which is defined as the date the investor equity is raised and the properties have been acquired by the investment fund.  Partnership management fees (generally 1% of equity raised) are for services to be performed by Related for (i) maintaining the books and records of the investment fund, including requisite investor reporting, and (ii) monitoring the acquired property interests to ensure that their development, leasing and operations comply with low income housing or other tax credit requirements.  Related recognizes these fees when such services are rendered, which, per the partnership agreements, are contractually over five years following the initial closing of the investment fund, using the straight-line method.

Acquisition Fees – Acquisition fees are earned upon acquisition of investments by publicly-held entities for which Related acts as the advisor.  These fees are calculated as a percentage of the purchase price of investments acquired, up to 1%.

Development Fees – Development fees are earned from properties co-developed by Related with unaffiliated developers and sold to investment funds.  Recognition of development fees is based on completion and stabilization of properties, after guarantees of completion and deficits are no longer deemed to require funding.  The guarantees are issued by an affiliate of Related, which is also a subsidiary of CharterMac to the lender (for the underlying financing of the properties) on behalf of Related and as required by the investment fund.

Asset Management Fees - Related earns asset management fees from its investment funds on an annual basis calculated based on a percentage of each investment fund’s invested assets, generally 0.5%.  These fees are paid from the investment fund’s available working capital balances, and are earned by Related for managing the Underlying Property assets of the investment fund.  These fees are recorded monthly as earned, but only when the management of Related determines that collection is reasonably assured based on the investment funds’ working capital balance.

•                  Equity in Earnings of ARCap – Our equity in the earnings of ARCap Investors, LLC (“ARCap”) is accrued at our preferred dividend rate of 12%, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.  In the case where earnings are not sufficient to cover the 12% dividend rate, any excess dividends received would be a returned capital and would decrease our investment.

Deferred Costs

Prior to our acquisition of Related, we paid fees to Related, as our Manager, for its activities performed to acquire revenue bonds, including their evaluation and selection, negotiation of mortgage loan terms, coordination of property developers and government agencies, and other direct expenditures of acquiring or investing in revenue bonds.  These fees are capitalized and amortized as a reduction to interest income over the terms of the revenue bonds.  Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the revenue bonds are charged to operations.

Costs incurred in connection with our TOP, such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight-line method over 10 years, which approximates the average remaining term to maturity of the revenue bonds in this program.

Costs incurred in connection with the issuance of preferred shares of Equity Issuer subsidiary, such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight line method over the period to the mandatory repurchase date of the shares, approximately 50 years.  Costs incurred in connection with the issuance of Convertible Community Reinvestment Act (“CRA”) Shares, such as legal, accounting, documentation and other direct costs, have been accounted for as an offset to beneficial owners’ equity of such shares.

Basis of Consolidation

We consolidate all of our wholly owned and majority owned subsidiaries.  We own a non-controlling interest in ARCap, which we record on an equity basis.  We also invest in partnership interests, related to the real estate equity investment funds we sponsor.  Typically, we hold these investments for a short period, essentially warehousing the investments until a new fund is established.  We exercise no control during this period.  The assets are shown as Investments in Partnership on our consolidated balance sheets.  We record our interest in these investments on the equity basis.

Financial Risk Management and Derivatives

We have entered into several derivative instruments, including an interest rate cap, forward commitments and interest rate swaps, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted.  We have designated the interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations.  Two of the interest rate swaps do not become effective until 2005.  The two interest rate swaps that are currently in place, are recorded at their respective fair market value each accounting period, with changes in market value being recorded in accumulated other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows.  These hedges have been perfectly effective, so have generated no ineffectiveness that needs to be included in earnings.  The effectiveness of the other two swaps is being measured using the hypothetical swap method, until they go into effect in 2005.  For the year ended December 31, 2003, there was no ineffectiveness related to these two swaps.  Had there been any ineffectiveness or should there be any ineffectiveness in the future, the amount would have been or will flow through our consolidated statements of income.  The interest rate cap, although designed to mitigate our exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the consolidated statements of income, where it is included in interest income.  The forward commitments create derivative instruments under SFAS 133, which have been designated as cash flow hedges of the anticipated funding of the revenue bonds, and, as such, are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded.

Goodwill and Other Intangible Assets

We have adopted SFAS 141 on July 1, 2001 and SFAS 142, on January 1, 2002.  We have determined that the amounts previously capitalized as goodwill relating to our initial formation and to the merger of American Tax-Exempt Bond Trust meet the criteria in SFAS 141 for recognition as intangible assets apart from goodwill, and accordingly will continue to amortize the remaining $2.2 million over their remaining useful lives, subject to impairment testing.  Therefore, the implementation of SFAS 142 did not materially affect our results of operations.

During the quarter ended June 30, 2002, PWF engaged a third party valuation firm to evaluate PWF’s licenses with Fannie Mae, Freddie Mac, FHA, GNMA and various private investors.  As a result of this process, approximately $8.6 million has been reclassified from goodwill to intangible assets, representing the estimated market value of PWF’s licenses.  These licenses have an indefinite life and, as a result, are not being amortized.

On November 17, 2003, we completed our purchase of Related, which resulted in additional intangible assets and goodwill, which were based on fair values verified by an independent third party valuation firm.  (See Note 2).

We amortize intangible assets on a straight line basis over their estimated useful lives.  The goodwill amounts recorded are tested annually for impairment in accordance with the provisions of FAS 142.  We have concluded that goodwill was not impaired at December 31, 2003.

Fair Value of Financial Instruments

As described above, our investments in revenue bonds, its mortgage servicing rights and its liability under the interest rate derivatives are carried at estimated fair values.  We have determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at December 31, 2003 and 2002.

Income Taxes

Effective July 1, 2001, we began operation of a new wholly owned, taxable subsidiary, CM Corp., which conducts most of our taxable business, including our mortgage servicing activities and fund management activities in which we may engage.  We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”).  FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers.

We have three reportable business segments: portfolio investing, mortgage banking and fund management.  Portfolio investing includes our activities related to investing in revenue bonds.  Mortgage banking includes our activities, carried out through PWF involving origination mortgages on behalf of third parties.  Fund management involves our activities related to providing management services to real estate investment programs sponsored by Related.

New Pronouncements

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”.  SFAS No. 145, among other things, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and accordingly, the reporting of gains or losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria of extraordinary items included in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations”.  The revision of SFAS No. 4 became effective January 2003.  The implementation of SFAS No. 145 did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  SFAS No. 146 became effective January 1, 2003.  The implementation of SFAS No. 146 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued FIN 45.  FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  The initial recognition and initial measurement provisions of this FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We entered into one credit enhancement transaction and two yield guarantee transactions prior to December 31, 2002.  The fee for the credit enhancement transaction is received monthly and recognized as income when due.  The fees for the yield guarantee transactions, received in advance, were deferred and amortized over the guarantee periods.  During 2003, we entered into four more yield guarantee transactions.  We believe the fees received for these guarantees approximates the fair value of the obligations undertaken in issuing the guarantees and have recorded  liabilities included in deferred income equal to the fair values of the obligations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” an amendment of FASB statement No. 123.  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation.  Because we account for our share options using the fair value method, implementation of this statement did not have an impact on our consolidated financial statements.  We have adopted the provisions of SFAS No. 123 for its share options issued to employees.  Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period.  Because vesting of the options is contingent upon the recipient continuing to provide services to us until the vesting date, we estimate the fair value of the employee options at each period-end up to the vesting date, and adjust expensed amounts accordingly.  The fair value of each option grant is estimated using the Black-Scholes option-pricing model.  In connection with the purchase of Related, we issued 778,420 common shares to employees, of which 52,863 vested immediately.  The balance of 725,557 vests over two, three or four years depending on the number of shares granted to each employee.  We recognized compensation expense for the vested shares at the market price for the shares on the grant date and deferred compensation expense for the non-vested shares also at the market price on the grant date.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  In December 2003, the FASB issued FIN 46R, which revises FIN 46, codifying certain FASB Staff positions and extending the implementation date.  FIN 46, as revised by FIN 46R, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Prior to the issuance of FIN 46R, we had not applied FIN 46 to any entities; accordingly, the provision of FIN 46R are effective for us beginning March 31, 2004.

FIN 46R is a complex standard that requires significant analysis and judgment. We are still in the process of evaluating its impact on our financial statements, particularly as it applies to the investment fund sponsorship business we acquired by purchasing Related in November of 2003. In that acquisition, and in subsequent fund originations, we became the general partner or equivalent in over 70 investment funds, all of which may represent variable interest entities under FIN 46R. As the general partner, and, in some cases, the guarantor of the underlying fund returns, we may be deemed to be the primary beneficiary of some or all of such entities, even though we have no equity investment in the investment partnerships. If we determine that we are required to consolidate all of our investment partnerships under FIN 46R, our total assets would increase by approximately $2.5 billion.  The investment partnerships do not carry debt, so minority partners’ interest of approximately $2.5 billion would be recorded between liabilities and equity on our balance sheet.

In recording our acquisition of Related, we ascribed approximately $5 million of the purchase price to the estimated future cash flows to be received from general partner interests in investment partnership in which we maintain a non-equity controlling partner.  However, from time to time the general partner of the investment funds, may be called upon to fund investment fund operations which we would advance on behalf of the general partner and would be repaid to us out of future operating cash flow or sale or refinancing proceeds received by the investment fund, so our maximum exposure to loss cannot be quantified.  We also have exposure to losses under guarantees of returns on certain funds, as described in Note 16.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133.  SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  Pursuant to SFAS No. 150, on July 1, 2003 we classified the $273.5 million previously shown in the “mezzanine” (between liabilities and equity) in the consolidated balance sheets as “preferred shares of subsidiary subject to mandatory redemption” into the liability section, and the dividends paid on such shares (approximately $9.4 million for the period from July 1, 2003 through

December 31, 2003) have been classified as interest expense; dividends related to prior periods continue to be classified as income allocated to preferred shareholders of subsidiary.

NOTE 2 – Acquisition of Related Capital Company

On November 17, 2003, we purchased 100% of the ownership interests and substantially all of the businesses operated by Related for approximately $346 million, of which $50 million was paid in cash and the remainder by SCUs issued by a newly formed, 100% owned subsidiary of CM Corp., CharterMac Capital Company (“CCC”).  In conjunction with the acquisition, two bridge loans totaling $60 million were obtained to cover the cash portion of the purchase price as well as other acquisition related costs.

The acquisition is being accounted for as a purchase.  The total purchase price was approximately $346 million, including acquisition costs.  We allocated our cost of the acquisition on the basis of the estimated fair values of the assets and liabilities assumed, as summarized below.  Certain allocations are preliminary as of December 31, 2003 and may be refined as we gather further information on fair value.  The excess of the purchase price over the net of the amounts assigned to the assets acquired and liability assumed was recognized as goodwill.

Purchase of Related

Summary of Net Assets

(Dollars in thousands)

ASSETS:
Cash	$422
Investment in partnerships	34,282
Intangible assets	185,300
Goodwill	210,294
Deferred costs	1,142
Other assets	2,991
Total assets	434,431

LIABILITIES:
Note payable	28,952
Deferred tax liability	59,071
Total liabilities	88,023
Purchase price	$346,408

We assigned the following amounts to various identifiable intangible assets.

(Dollars in thousands)

Intangible Asset	Estimated Fair Value	Estimated Useful Life	2003 Amortization	December 31, 2003 Unamortized Balance

Trademarks and trade names	$25,100	21	$143	$24,957
Partnership service contract — AMAC	17,900	10	214	17,686
Partnership service contracts — other	29,400	9	390	29,010
Transactional relationships – GSEs	73,400	21	417	72,983
Transactional relationships — other	29,600	6	589	29,011
Joint venture developer relationships	4,800	5	115	4,685
General partner interests	5,100	9	68	5,032
	$185,300		$1,936	$183,364

The estimated amortization expense for these intangible assets for the next five years is as follows:

(Dollars in thousands)

2004	16,207
2005	16,207
2006	16,207
2007	16,207
2008	16,092

The following unaudited pro forma data summarizes the results of operations for the periods indicated as if our acquisition of Related had been completed as one of the beginning of the periods presented.  The pro forma data includes the actual operating results prior to the acquisition date, adjusted as if the intangible assets had been amortized as of the beginning of the period.  These pro forma amounts are not indicative of the results that would have been obtained had the acquisition actually occurred as of the beginning of the periods presented or that may be obtained in future periods.

(Dollars in thousands, except per share data)	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
Total revenues	$209,547	$182,996
Net income	$36,634	$27,655
Earnings per share:
Basic	$0.79	$0.65
Diluted	$0.78	$0.65

In connection with the acquisition, we established a restricted share program and issued 778,420 of our common shares to employees of Related, other than the Related Principals.  As a result of the acquisition, the economic interest in our Company of (i) TRCLP equals approximately 15.4% and (ii) our management and employees equals approximately 7.1%.  We conduct our fund management business through Related.

NOTE 3 – Revenue Bonds

The following tables summarize our revenue bond portfolio at December 31, 2003.

	Number
	of	Units		Face Amount of Bond		Fair Value at 12/31/03
	Bonds	Number	% of Total	$ Amount	% of Total	$ Amount	% of Total

By Region:
East	80	15,163	37.4%	671,505,172	36.5%	680,636,000	36.4%
Central	112	18,855	46.5%	898,390,385	48.9%	916,466,000	49.0%
West	51	6,538	16.1%	268,905,439	14.6%	273,907,000	14.6%
Total	243	40,556	100.0%	1,838,800,996	100.0%	1,871,009,000	100.0%

By State:
Texas	64	10,318	25.4%	545,976,970	29.7%	564,279,000	30.2%
Georgia	19	4,309	10.6%	211,910,000	11.5%	214,068,000	11.4%
California	36	4,354	10.7%	189,936,439	10.3%	197,947,000	10.6%
Florida	22	3,950	9.7%	160,614,765	8.7%	163,771,000	8.8%
Missouri	11	2,107	5.2%	103,048,000	5.6%	101,612,000	5.4%
All others	91	15,518	38.4%	627,314,822	34.2%	629,332,000	33.6%
Total	243	40,556	100.0%	1,838,800,996	100.0%	1,871,009,000	100.0%

By Property Status:
Stabilized	83	15,499	38.2%	613,004,923	33.3%	627,521,000	33.6%
Lease-up	66	9,883	24.4%	517,994,377	28.2%	530,357,000	28.3%
Construction	70	9,907	24.4%	515,001,381	28.0%	520,747,000	27.8%
Rehab	24	5,267	13.0%	192,800,315	10.5%	192,384,000	10.3%
Total	243	40,556	100.0%	1,838,800,996	100.0%	1,871,009,000	100.0%

	Current Stated Interest Rate
		Pertinent Weighted Average Dates			Annualized Base Interest		Occupancy on Stabi- lized Properties	DSCR on Stabilized Properties
		Put Date	Optional Redemption Date	Maturity Date	$ Amount	% of Total

By Region:
East	6.91%	Sep-17	May-14	May-37	46,326,358	36.5%	92.2%	1.16	x
Central	6.96%	Oct-19	Dec-17	Jul-39	61,530,647	48.4%	87.6%	1.12	x
West	6.90%	Mar-18	Dec-15	Dec-36	19,145,029	15.1%	94.3%	1.31	x
Total	6.93%	Oct-18	May-16	May-38	127,002,034	100.0%	91.8%	1.20	x

By State:
Texas	7.16%	Feb-21	Apr-20	May-41	38,096,626	30.0%	92.3%	0.98	x
Georgia	6.47%	Apr-16	Nov-12	Jun-38	13,999,183	11.0%	82.8%	0.91	x
California	6.84%	Apr-18	Mar-16	Feb-37	13,579,197	10.7%	94.7%	1.29	x
Florida	7.06%	Apr-20	Apr-15	Jun-39	11,274,382	8.9%	95.0%	1.22	x
Missouri	6.95%	Sep-14	Jul-09	Dec-29	7,206,965	5.7%	82.0%	1.33	x
All others	6.87%	Feb-18	Jul-15	Apr-37	42,845,681	33.7%	94.3%	1.42	x
Total	6.93%	Oct-18	May-16	May-38	127,002,034	100.0%	91.8%	1.20	x

By Property Status:
Stabilized	7.22%	Sep-15	Sep-12	Jun-32	43,954,222	34.6%	91.8%	1.20	x
Lease-up	7.31%	Sep-18	Apr-16	May-41	37,773,932	29.7%	N/A	N/A
Construction	6.44%	Jul-22	Apr-21	Aug-42	32,967,266	26.0%	N/A	N/A
Rehab	6.33%	Jul-18	Jul-14	Oct-37	12,306,614	9.7%	N/A	N/A
Total	6.93%	Oct-18	May-16	May-38	127,002,034	100.0%	91.8%	1.20	x

	Number
	of	Units		Face Amount of Bond		Fair Value at 12/31/03
	Bonds	Number	% of Total	$ Amount	% of Total	$ Amount	% of Total

By Put Date:
No put date	48	1,362	3.4%	80,229,724	4.4%	79,105,000	4.2%
With 6 months notice	2	400	1.0%	13,975,000	0.8%	12,538,000	0.7%
Pre-2000	—	—	0.0%	—	0.0%	—	0.0%
2001-2005	7	1,380	3.4%	58,750,000	3.2%	57,840,000	3.1%
2006-2010	8	1,806	4.5%	69,835,000	3.8%	69,229,000	3.7%
2011-2015	9	2,414	6.0%	89,853,000	4.9%	94,214,000	5.0%
2016-2020	153	30,155	74.2%	1,384,440,985	75.2%	1,418,928,000	75.8%
2021-2025	6	1,062	2.6%	51,350,000	2.8%	51,768,000	2.8%
2026-2030	10	1,977	4.9%	90,367,287	4.9%	87,387,000	4.7%
Total	243	40,556	100.0%	1,838,800,996	100.0%	1,871,009,000	100.0%

By Maturity Date:
2003-2005	4	—	0.0%	3,317,381	0.2%	2,969,000	0.2%
2006-2010	20	640	1.6%	36,187,500	2.0%	32,910,000	1.8%
2011-2015	16	293	0.7%	18,943,160	1.0%	17,683,000	0.9%
2016-2020	17	1,978	4.9%	100,086,683	5.4%	98,559,000	5.3%
2021-2025	10	1,024	2.5%	55,130,800	3.0%	53,282,000	2.8%
2026-2030	10	2,132	5.3%	68,847,428	3.7%	71,162,000	3.8%
2031-2035	10	1,985	4.9%	81,322,000	4.4%	84,320,000	4.5%
2036-2040	54	10,919	26.9%	429,880,490	23.4%	444,699,000	23.8%
2041-2045	102	21,585	53.2%	1,045,085,554	56.9%	1,065,425,000	56.9%
2046 and after	0	—	0.0%	—	0.0%	—	0.0%
Total	243	40,556	100.00%	1,838,800,996	100.00%	1,871,009,000	100.00%

	Current Stated Interest Rate	Pertinent Weighted Average Dates			Annualized Base Interest		Occupancy on Stabi- lized Properties	DSCR on Stabilized Properties
		Put Date	Optional Redemption Date	Maturity Date	$ Amount	% of Total

By Put Date:
No put date	7.3%
With 6 months notice	8.0%
Pre-2000
2001-2005	7.0%
2006-2010	7.3%
2011-2015	7.1%
2016-2020	6.9%
2021-2025	5.7%
2026-2030	6.5%
Total	6.93%

By Maturity Date:	9.2%
2003-2005	7.2%
2006-2010	6.3%
2011-2015	7.0%
2016-2020	9.1%
2021-2025	7.0%
2026-2030	7.0%
2031-2035	7.2%
2036-2040	6.7%
2041-2045
2046 and after
Total	6.93%

(Dollars in thousands)

Reconciliation of revenue bonds:	2003	2002	2001

Balance at beginning of period	$1,579,590	$1,137,715	$845,405
Acquisitions	432,915	457,060	295,962
Proceeds from repayments of bonds	(83,795)	(108,630)	(24,227)
Periodic principal repayments of bonds	(16,136)	(4,986)	(1,584)
Carrying amount of bonds in excess of (less than) proceeds from the repayment	2,472	4,273	(681)
Bond advance held by Trustee	(3,643)	—	—
Loss on impairment of assets	(1,759)	(920)	(400)
Net change in fair value of bonds	(38,559)	95,126	23,135
Accretion of deferred income and purchase accounting adjustment	(76)	(48)	105
Balance at close of period	$1,871,009	$1,579,590	$1,137,715

Total interest income from revenue bonds, including participating interest, was approximately $113,655,000, $92,681,000 and $71,500,000 for the years ended December 31, 2003, 2002 and 2001 respectively, which represents an average annual yield of 7.06%, 7.32% and 7.40% based on weighted average face amounts of approximately $1,609,000, $1,267,000 and $965,865,000,  respectively.

The amortized cost basis of our portfolio of revenue bonds at December 31, 2003 and 2002 was approximately $1,814,180,000 and $1,468,233,000 , respectively.  The net unrealized gain on revenue bonds of approximately $56,829,000 at December 31, 2003 consisted of gross unrealized gains and losses of approximately $65,394,000 and $8,565,000, respectively.  The net unrealized gain on revenue bonds of approximately $95,387,000 at December 31, 2002 consisted of gross unrealized gains and losses of approximately $100,964,000 and $5,577,000, respectively.

The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at December 31, 2003, is summarized in the table below:

(In thousands)	Less than 12 Months	12 Months or More	Total
Fair value	$216,743	$36,660	$253,403
Gross unrealized loss	$(5,789)	$(2,777)	$(8,565)

The following is a table summarizing the maturity dates of our revenue bonds.

(In thousands)	Outstanding Bond Amount	Fair Value	Weighted Average Interest Rate
Due in less than one year	$3,159	$2,969	9.69%
Due between one and five years	30,822	28,463	6.84%
Due after five years	1,796,085	1,839,577	7.03%
Total	$1,830,066	$1,871,009	7.03%

All of our revenue bonds have fixed interest rates.

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

No single revenue bond provided interest income that exceeded 10% of our total revenue for the years ended December 31, 2003, 2002 or 2001.  Based on the face amount of revenue bonds at December 31, 2003, approximately 29.7% are located in Texas, 11.5% are located in Georgia and 10.3% are located in California.  No other state comprises more than 10% of the total face amount at December 31, 2003.  Based on the face amount of revenue bonds at December 31, 2002, approximately 29.6% were located in Texas, 12.5% were located in California, and 11.2% were located in Florida.  No other state comprised more than 10% of the total face amount at December 31, 2002.

Our revenue bonds bear a fixed base interest rate and, to the extent permitted by existing regulations, may or may not also provide for contingent interest and other features.  Terms are expected to be five to 35 years, although we may have the right to cause repayment prior to maturity through a mandatory redemption feature (five to seven years with up to six month’s notice).  In some cases, the bonds call for amortization or “sinking fund” payments, generally at the completion of rehabilitation or construction, of principal based on thirty to forty year level debt service amortization schedules.

Revenue bonds are generally not subject to optional prepayment during the first 5-10 years of our ownership of the bonds and may carry prepayment penalties thereafter beginning at 5% of the outstanding principal balance, declining by 1% per annum.  Certain revenue bonds may be purchased at a discount from their face value.  Up to 15% of our Total Market Value (as defined in its trust agreement) may be invested in revenue bonds secured by Underlying Properties in which affiliates of Related have a controlling interest, equity interest or security interest.  The 15% limit is not applicable to properties to which Related or its affiliates have taken title for the benefit of us and only applies to revenue bonds acquired after the Merger.  In selected circumstances and generally only in connection with the acquisition of tax-exempt revenue bonds, we may acquire a small amount of taxable bonds (i) which we may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds and (ii) to fund certain costs associated with the issuance of revenue bonds, that under current law cannot be funded by the revenue bond itself.

Certain revenue bonds provide for “participating interest” which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds.  Both the stated and participating interest on the revenue bonds are exempt from federal income tax.  During the years ended December 31, 2003, 2002 and 2001, participating interest was collected amounting to approximately $2.0 million, $3.1 million and $1.5 million, respectively.  Revenue bonds that contain provisions for contingent interest are referred to as “participating”; revenue bonds lacking this provision are “non-participating”.

2003 Transactions

Revenue bonds acquired or additional fundings made during 2003 are summarized below:

(In thousands)	Face Amount	Weighted Average Construction Rate	Weighted Average Permanent Interest Rate

Non-participating revenue bonds
Construction/rehabilitation properties	$421,595	6.21%	6.58%
Additional fundings of existing bonds	$11,320	7.00%	7.00%

Revenue bonds and notes repaid during 2003 are summarized below:

(In thousands)	Face Amount	Cost	Realized Gains/Losses

Participating revenue bonds
Stabilized	$23,550	$21,330	$2,219

Non-participating revenue bonds
Stabilized	61,081	60,615	(268)

Notes
Stabilized	245	245	—

			$1,951

2002 Transactions

Revenue bonds and other investments acquired or made during 2002 are summarized below:

(In thousands)	Face Amount	Weighted Average Construction Rate	Weighted Average Permanent Interest Rate

Non-participating revenue bonds
Construction/rehabilitation properties	$457,060	6.940%	6.981%
Other Investments
Bridge and mezzanine loans	4,375	N/A	8.257%

Revenue bond and notes repaid during 2002 are summarized below:

(In thousands)	Face Amount	Cost	Realized Gains

Participating revenue bonds
Stabilized	$36,175	$39,143	$2,968

Non-participating revenue bonds
Stabilized	81,825	82,749	917

Notes
Stabilized	7,350	7,350	—

			$3,885

Bond Impairment

The original developer of Waterford Place Phase II, is in the process of divesting its assets and unwinding its business, which triggered defaults under our guarantees with the developer.  Additionally, we have determined there has been a softening of this market.  The equity investor, an affiliate of Related, has agreed to release and transfer its ownership to a nominee of our Company, who will foreclose on the Underlying Property.  We have determined this bond is impaired, and as such we have stopped accruing interest and have written down the bond to its estimated fair value of approximately $900,000, taking a loss on impairment of approximately $1.8 million during the quarter ended September 30, 2003.  We determined the fair value of the property as equal to the appraised value of the land plus the cost of certain improvements made to date, discounted for the softening in the market.

During the second quarter of 2001, the borrowers of Lexington Trails failed to make the regular interest payments.  As a result, we determined the bond was impaired and stopped accruing interest, and have written down the bond to its estimated fair value of approximately $5.5 million and took a loss on impairment of $400,000.  During the fourth quarter of 2001, we caused the trustee, for the benefit of us, to foreclose on the Underlying Property.  During the fourth quarter of 2002, we began marketing the Underlying Property for sale, and we wrote this bond down to its estimated fair value of $4.5 million resulting in a recorded loss of $920,000.  Lexington Trails was sold on December 31, 2003, for a total sales price of approximately $4,412,500 million, which resulted in a loss of $630,695.

NOTE 4 – Investment in Partnerships

Investments in partnerships at December 31, 2003 consist of:

(In thousands)	2003

Investment to acquire equity interests	$24,644
Investment in properties in development	1,994
$26,638

A subsidiary wholly owned by Related acquires equity interests in property ownership entities on a short-term basis, and also invests funds with third party developers to develop properties for inclusion in offerings to investors, which are arranged by Related.  Such amounts are expected to be distributed from the proceeds of the equity and debt financing when the investment fund has closed.  The developer has also guaranteed repayment of these investments to Related.  Substantially all of these investments are pledged as collateral for Related’s borrowings under the warehouse facility.

Related also invests funds in affiliated entities, whereby subsidiaries of Related co-develops properties to be sold to investment funds.  Development investments include amounts invested to fund pre-development and development costs.  Investment funds organized by Related acquire the limited partnership interests in these properties.  Distributions of the development investment by the affiliated entity is expected to be made from various sources attributable to the properties, including capital contributions of investments funds, cash flow from operations, and/or from co-development partners, who in turn have cash flow notes from the properties.  In connection with Related’s co-development agreements, affiliates of CharterMac issue construction completion, development deficit guarantees and operating deficit guarantees to the lender and investment funds (for the underlying financing of the properties) on behalf of Related.

NOTE 5 – Other Investments

Investment in ARCap

On October 18, 2001, our Company, through CM Corp., purchased 739,741 units of Series A Convertible Preferred Membership Interests in ARCap Investors, LLC at the price of $25 per unit, with a preferred return of 12%.  The carrying value of our interests in ARCap at December 31, 2003 was $19,054,409, which is included in other assets.

ARCap Investors, LLC was formed in January 1999 by REM/CAP and Apollo Real Estate Investors to invest exclusively in subordinated CMBS.  Since then, ARCap has changed its focus and has begun to provide portfolio management services for third parties.

NOTE 6 - Deferred Costs

The components of deferred costs are as follows:

	(Dollars in thousands)
	December 31,
	2003	2002

Deferred bond selection costs (1)	$46,479	$34,810
Deferred financing costs	11,170	8,030
Deferred costs relating to the issuance of preferred shares of subsidiary (see Note 9)	10,445	10,445
Deferred costs relating to acquisition of Related	—	2,483
Other deferred costs	3,777	1,376
	71,871	57,144
Less: Accumulated amortization	(13,463)	(8,451)

	$58,408	$48,693

(1)   This primarily represents the 2% bond selection fee paid to the Manager prior to our acquisition of Related (see Note 12).

NOTE 7 - Financing Arrangements

We raise capital to acquire additional revenue bonds through two securitization programs.

P-FLOATS/RITES Program (“P-FLOATS”)

We have securitized certain revenue bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated (“Merrill Lynch”) P-FLOATS/RITES program.  Under this program, we transfer certain revenue bonds to Merrill Lynch.  Merrill Lynch deposits each revenue bond into an individual special purpose trust together with a credit enhancement guarantee (“Guarantee”).  Two types of securities are then issued by each trust, (1) Puttable Floating Option Tax-Exempt Receipts (“P-FLOATS”), a short-term senior security which bears interest at a floating rate that is reset weekly and (2) Residual Interest Tax Exempt Securities (“RITES”), a subordinate security which receives the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees.  The P-FLOATS are sold to third party investors and the RITES are generally sold back to us.  We have the right, with 14 days notice to the trustee, to purchase the outstanding P-FLOATS and withdraw the underlying revenue bonds from the trust.  When the revenue bonds are deposited into the P-FLOAT Trust, we receive the proceeds from the sale of the P-FLOATS less certain transaction costs.  In certain other cases, Merrill Lynch may directly buy the revenue bonds from local issuers, deposit them in the trust, sell the P-FLOAT security to investors and then the RITES to us.

For financial reporting purposes, due to the repurchase right, we account for the net proceeds received upon the transfer of our revenue bonds through the P-FLOATS/RITES program as secured borrowings and, accordingly, continue to account for the revenue bonds as assets.  When Merrill Lynch purchases revenue bonds directly and sells the RITES to us, the RITES are included in other assets and accounted for at fair value as available-for-sale debt securities.

In order to facilitate the securitization, we have pledged certain additional revenue bonds as collateral for the benefit of the credit enhancer or liquidity provider.  At December 31, 2003, the total carrying amount of such additional revenue bonds, cash and cash equivalents and temporary investments pledged as collateral was approximately $168.9 million.

During the year 2003, we transferred 46 revenue bonds with an aggregate face amount of approximately $292.7 million to the P-FLOATS/RITES program and received proceeds of approximately $297.7 million.  Additionally, we repurchased 14 revenue bonds with an aggregate face value of approximately $190.5 million.

Our cost of funds relating to its secured borrowings under the Merrill Lynch P-FLOATS/RITES program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 2.03%, 2.4% and 3.7%, annualized, for the years ended December 31, 2003 and 2002 and 2001, respectively.

MBIA

On May 21, 1998, our Company closed on the MBIA Tender Option Program (“TOPs”).  MBIA is a financial insurer, which has entered into a surety commitment with our Company and certain of its subsidiaries whereby MBIA has agreed to credit enhance certain pools of bonds in exchange for certain fees.  Under the TOPs structure, we contribute revenue bonds to CharterMac Origination Trust I (the “Origination Trust”), a consolidated wholly owned, indirect subsidiary of our Company.  The Origination Trust then contributes certain of these revenue bonds to CharterMac Owner Trust I (the “Owner Trust”) and others to CharterMac Action Rate Trust I (the “Auction Rate Trust”), which are controlled by us.  The Owner Trust and the Auction Trust contribute selected bonds to specific “Series Trusts.”  As of December 31, 2003, seven such Series Trusts were created.  Six of these series trusts reside beneath Owner Trust including two California only series and four National (non-state specific) series.  One series trust resides beneath Auction Trust.

Each Series Trust, issues two equity certificates:  (i) a Senior Certificate which has been deposited into a “Certificate Trust” which issues and sells “Floater Certificates” or “Auction Certificates” representing proportional interests in the Senior Certificate to new investors and (ii) a Residual Certificate, issued to the Origination Trust which represents the remaining beneficial ownership interest in each Series Trust.

As of December 31, 2003, the maximum amount of capital that could be raised under the TOPs facility was $650 million, including $425 million in Floater Certificates under the Owner Trust and $225 million in Auction Certificates under the Auction Trust.  In addition, the surety commitment by MBIA was recently extended for eight years, through October 1, 2011.  As of December 31, 2003, total outstanding under the TOPs program was $483.5 million, including $383.5 million in Floater Certificates and $100.0 million in Auction Certificates.

The surety commitment by MBIA can be used to enhance certificates sold under low floater and auction rate programs.  The low floater program requires the existence of liquidity due to the put option available to the buyers of the low floater certificates.  The liquidity is currently supplied by a consortium of highly-rated banks.  The liquidity commitments are one-year renewable contracts.  We expect to renew or replace such commitments upon expiration of their terms.  The auction rate program does not require liquidity as the buyers of those securities do not have the option to put their certificates back to the seller.

The effect of the TOPs structure is that a portion of the interest received on the revenue bonds in the Owner Trust and the Auction Trust is distributed through the Senior Certificate to the holders of the Floater or Auction Rate Certificates with any remaining interest remitted to the Origination Trust (and thus to our benefit) via the Residual Certificate.  The revenue bonds remaining in the Origination Trust (aggregate principal amount of approximately $160 million) are an additional collateral pool for the Owner Trust’s obligations.  In addition, five taxable revenue bonds totaling $10.8 million in principal outstanding, have been allocated as additional collateral for Owner Trust’s obligations.

Our Company’s floating rate cost of funds relating to the TOPs program (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 2.2%, 2.4% and 3.5% for the years ended December 31, 2003, 2002 and 2001, respectively.

During 2003, we further refined the TOP.  We placed certain revenue bonds in trusts, in connection with our guarantees of specified rate of returns to third party investors in mortgage pools.  (See Note 16).  We agreed to subordinate approximately 50% of the par value of the revenue bonds we acquired that are secured by the properties in these pools.  The trusts issued Class A Certificates, which have been securitized through the P-Floats/RITES program.  The Class B Certificates are currently being held at CharterMac as excess collateral to support our obligations to the Primary Guarantor.

For financial accounting and reporting purposes, the Owner Trust, which is controlled by our Company, is consolidated.  Income earned by the Owner Trust is allocated to the minority interest in an amount equal to the distributions through the Senior Certificate to the holders of the Floater Certificates.

On October 30, 2003, we entered into a new form of securitization, under which auction rate certificates secured by an open pool of revenue bonds were auctioned through UBS Financial Services Inc.  to corporations as an alternative to tax-exempt money market funds.

We placed revenue bonds with an aggregate par value of approximately $143 million into CharterMac Auction Rate Certificate Trust I, (“ARCSI”).  A portion of these bonds, approximately $81 million, had been previously securitized under TOPS in the Nat-1 Series Trust.  In order to move the bonds to ARCSI, we redeemed low-floater certificates aggregating approximately $118 million.  On October 30, 2003, ARCSI issued $100 million of auction rate certificates.  These certificates have an initial rate of 1% which will be reset every 35 days through a dutch auction process.

On April 1, 2003, we closed on our sale of Tax-Exempt Multi-family Housing Trust Certificates Series 2003A (the “Trust”).  Pursuant to the terms of the Trust, we contributed revenue bonds with an aggregate par value of approximately $196.8 million in aggregate principal into a trust out of which was sold $100 million in Class A Certificates to various institutional investors.  A consolidated wholly owned indirect subsidiary of CharterMac retained the subordinated Class B Certificates totaling approximately $96.8 million.  CharterMac has agreed that it will hold the Class B Certificates until the Trust is terminated.  The Class A Certificates will accrue interest at the fixed rate of 3.25% per annum for two years.  Distributions to the Class A Certificate holders are made on the 15th day of each month, commencing on May 15, 2003.  The Class A Certificates will be subject to mandatory tender for purchase at a price equal to the outstanding Certificate Balance thereof plus accrued interest thereon on March 15, 2005.  If CharterMac does not exercise its option to terminate the Trust on March 15, 2005, the Class A Certificates will be subject to remarketing.  The Class A Certificates will be subject to mandatory tender for purchase and cancellation on the Final Distribution Date from proceeds of the liquidation of the bonds on March 15, 2007.

The following table shows the components of the financing arrangements.

	Amount Financed (Dollars in thousands)
Financing Arrangement	December 31, 2003	December 31, 2002

P-FLOATS/RITES	$316,508	$215,159
MBIA: Loan Floater	383,500	456,500
MBIA: Auction Rate	100,000	—
Fixed-Rate Securitization	100,000	—

Total	$900,008	$671,659

NOTE 8 - Notes Payable

In connection with the acquisition of PWF, we entered into a loan commitment (the “PWF acquisition loan”).  The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%.  The loan is interest only for the first twelve months.  Beginning in January 2003 and through the remaining loan term, quarterly straight-line principal amortization on the Initial Advance is paid based on a ten-year amortization period.

At December 31, 2003 and 2002, there was approximately $25.2 and $27.2 million outstanding on this loan, respectively, included in notes payable in the accompanying consolidated financial statements.

PWF has a $100 million secured, revolving mortgage warehouse facility, subject to annual renewal.  CM Corp. is a guarantor of this warehouse facility.  The interest rate for each warehouse advance is the Fed Funds rate at the end of each year plus 1.25%, which at December 31, 2003 was 2.24%.  At December 31, 2003 and 2002, the amount outstanding was approximately $21.9 and $41.3 million, respectively.

In order to further increase financial flexibility, on March 31, 2003, Equity Issuer entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet Securities, Inc.  and Wachovia Securities, Inc.  This facility has a built in accordion feature allowing up to a $25 million increase for a total size of $100 million and a term of two years, plus a one year extension at our option.  This facility bears interest at 31, 60, 90, or 180-day reserve adjusted LIBOR plus 1.5%, or prime plus 0.25%, at our option.  During the third quarter of 2003, Citibank became the third lender under this facility.  The outstanding balance of this facility at December 31, 2003 was approximately $21.7 million.

On November 17, 2003, CM Corp. entered into $50 million and $10 million acquisition bridge loan facilities with Wachovia Bank in order to fund the cash portion, fees and expenses of our acquisition of Related.  These bridge loan facilities have a nine-month term with two 90-day extension options.  We have pledged our common ownership interest in the Equity Issuer as security under these facilities.  The facilities are pre-payable at any time and bear interest at LIBOR plus 1.5% and 2.4%, respectively.  As of December 31, 2003, CM Corp. had borrowed the full $60 million available under these facilities.

On November 17, 2003, Related entered into a warehouse facility in the amount of $85 million, with Fleet National Bank, Merrill Lynch C.D.C and Citicorp, USA.  This facility has a maturity date of October 29, 2004 and bears interest, at Related’s option, at either LIBOR plus 2% or the prime rate plus .125%.  At December 31, 2003, there was an outstanding balance of $24.5 million at a weighted average net rate of 3.73%.  This facility is collateralized by a lien on certain limited partnership interests (See Note 4).  Payments of interest only are due on a monthly basis.  Related has the option to extend the warehouse facility upon its maturity in 2004, renegotiate the terms of the warehouse facility or arrange alternate sources of financing to repay the outstanding balance.

(In thousands)	Payments Due

2004	$109,128
2005	24,456
2006	2,726
2007	2,726
2008 and thereafter	14,314

$153,350

NOTE 9 - Preferred Shares of Subsidiary

Since June 1999, our Company, through a consolidated subsidiary, has issued multiple series of “Cumulative Preferred Shares”.

Preferred Series	Date of Issuance	Mandatory Tender	Mandatory Repurchase	Number of Shares	Liquidation Preference per Share	Total Face Amount	Dividend Rate

Series A	06/29/99	06/30/09	06/30/49	45	$2,000,000	$90,000,000	6.625%
Series A-1	07/21/00	06/30/09	06/30/49	48	500,000	24,000,000	7.100%
Series A-2	10/09/01	06/30/09	06/30/49	62	500,000	31,000,000	6.300%
Series A-3	06/04/02	10/31/14	10/31/52	60	500,000	30,000,000	6.800%
Series B	07/21/00	11/30/10	11/30/50	110	500,000	55,000,000	7.600%
Series B-1	10/09/01	11/30/10	11/30/50	37	500,000	18,500,000	6.800%
Series B-2	06/04/02	10/31/14	10/31/52	50	500,000	25,000,000	7.200%

In connection with the offerings of these Cumulative Preferred Shares, we caused 100% of the ownership of Origination Trust to be transferred to Equity Issuer, a Delaware business trust and a consolidated indirectly-owned subsidiary in which we own 100% of the common equity.  Equity Issuer then issues the Cumulative Preferred Shares and, as a result, Equity Issuer became the direct and indirect owner of the entire outstanding issue of revenue bonds held by the Origination Trust and Owner Trust and its directly-owned and indirectly-owned subsidiaries (see discussion of Private Label Tender Option Program, above).  In addition to contributing the ownership of Origination Trust, we also contributed certain additional revenue bonds to Equity Issuer.

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

Holders of Cumulative Preferred Shares may elect to retain their shares upon remarketing, with a distribution rate to be determined immediately prior to the remarketing date by the remarketing agent.  Each holder of Cumulative Preferred Shares will be required to tender its shares to the Issuer for mandatory repurchase on the mandatory repurchase date, unless we decide to remarket the shares on such date.  Cumulative Preferred Shares are not convertible into common shares of our Company.

The Series A, A-1, A-2 and A-3 Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, senior to all classes or series of Convertible CRA Shares, Series B, B-1 and B-2 Cumulative Preferred Shares and Common shares of our Company.  The Series B, B-1 and B-2 Subordinate Cumulative Preferred Shares rank, with respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, senior to our Company’s common shares and our Convertible CRA Shares and junior to the Issuer’s Series A, A-1, A-2 and A-3 Cumulative Preferred Shares.

Since issuance of the Cumulative Preferred Shares, all quarterly distributions have been declared at each stated annualized dividend rate for each respective series and all distributions due have been paid.

In accordance with FAS 150, we began, in July 2003, to include the Cumulative Preferred Shares in the liability section of our consolidated balance sheet, and to include the dividends paid in those share as an interest expense on our consolidated statement of operations.

NOTE 10 - Income Taxes

The income tax benefit (provision) consisted of the following components:

	2003	2002
Current:
Federal	$(2,212)	$(1,303)
State and Local	(1,207)	(520)
Total current	$(3,419)	$(1,823)

Deferred Federal, State and Local	9,491	539

Total benefit (provision) for income taxes	$6,072	$(1,284)

Until December 30, 2001, PWF elected for both Federal and state income tax purposes to be treated as an S corporation.  As an S corporation, the net earnings of PWF were taxed directly to its stockholders rather than PWF.

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed at December 31, 2003.

Our effective tax rate for CM Corp. is 44.2% and 45.8% for the years ended December 31, 2003 and 2002, respectively, due to State income taxes, net of the Federal benefit.

A reconciliation of the statutory federal tax rate and the effective tax rate is as follows:

Statutory tax rate	34.0%
State and Local	10.2%
Effective tax rate	44.2%

The components of the deferred tax, liability are as follows:

	2003	2002
Allowance for loan loss reserves	$—	$(752)
Originated mortgage service rights	11,072	12,314
Deferred guarantee fees	(2,619)	(1,456)
Deferred construction servicing fees	(3,352)	(1,477)
Other deferred costs	(900)	2,161
Intangible asset	58,398	—
Deferred management fee fund	(2,229)	—

	$60,370	$10,790

NOTE 11 - Convertible Community Reinvestment Act Preferred Share Offerings

Our Convertible CRA Shares enable financial institutions to receive certain regulatory benefits in connection with their investment.  We have developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares.  Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as common shareholders of our Company, including receipt of the same dividends per share as those paid to common shareholders.  The Convertible CRA Shares have no voting rights, except on matters relating to the terms of the Convertible CRA Shares or to amendments to our Trust Agreement which would adversely affect the Convertible CRA Shares Our earnings are allocated pro rata among the common shares and the Convertible CRA Shares, and the Convertible CRA Shares rank on parity with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company.

The investors, at their option, have the ability to convert their Convertible CRA Shares into common shares at a predetermined conversion price.  Upon conversion, the investors will no longer be entitled to a special allocation of the regulatory benefit.  The conversion price is the greater of (i) our book value per common share as set forth in our most recently issued annual or quarterly report filed with the SEC prior to the respective Convertible CRA Share issuance date or (ii) 110% of the closing price of a common share on the respective Convertible CRA Share’s pricing date.

During July and November 2002, we issued approximately 1.4 million and 576,000 Series A Convertible CRA Shares, respectively.  The shares were priced at $17.43 and $17.37 respectively, raising net proceeds for the two issuances of approximately $32.5 million.  These Series A CRA Shares are convertible on a one to one basis.  As of December 31, 2002, there were 3,835,002 Convertible CRA Shares outstanding, which are convertible at the holders option into 3,717,301 common shares.  Series A Convertible CRA Shares may be converted to common shares on a one-to-one basis.

In August 2003, we issued approximately 3.1 million Series A Convertible CRA Shares, at $18.48 per share, raising proceeds net of underwriting discounts of approximately $54.2 million.  We used these proceeds to fund additional investments in revenue bonds.

In October 2003, we issued approximately 1.7 million and 239,000 Series A Convertible CRA Shares in two separate offerings, at $18.67 and $18.86 per share, respectively, raising proceeds net of underwriting discounts of approximately $30.2 and $4.3 million, respectively.  We used these proceeds to invest in additional revenue bonds and for our general purposes, including reduction of our indebtedness.

In December 2003, we completed a private placement of approximately 755,000 Series A Convertible CRA Shares, at $19.87 per share, raising proceeds net of underwriting discounts of approximately $14.4 million.  We used these proceeds to invest in additional revenue bonds.

As of December 31, 2003, we had outstanding, 1,351,636 Convertible CRA Shares which could convert to 1,275,512 common shares, and 6,828,125 Series A Convertible CRA Shares convertible to common at a ratio of one-to-one.

NOTE 12 – Related Parties

Due to our acquisition of Related, our related parties have changed substantially from the period prior to the acquisition to the period after the acquisition.

Prior to the Related Acquisition

Prior to our acquisition of Related, we and our subsidiaries had engaged a subsidiary of Related to provide us with management services.

Pursuant to the terms of our prior management Agreement, the Manager was entitled to receive the fees and other compensation set forth below:

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
Operating Expense Reimbursement

For direct expenses incurred by the Manager in an amount not to exceed $901,035 per annum (subject to increase based on increases in CharterMac’s and its subsidiaries’ assets and to annual increases based upon increases in the Consumer Price Index).

Incentive Share Options

The Manager may receive options to acquire additional Common shares pursuant to the Share Option Plan only if CharterMac’s distributions in any year exceed $0.9517 per common share and the Compensation Committee of the Board of Trustees determines to grant such options.

Liquidation Fee	1.50% of the gross sales price of the assets sold by CharterMac in connection with a liquidation of CharterMac assets supervised by Related.

*      Related is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees.  The payment of any such compensation is generally limited to the competitive rate for the services being performed.  A bond placement fee of 1.0% to 1.5% of the face amount of each asset invested in or acquired by CharterMac or its subsidiaries is payable to the Manager by the borrower, and not by CharterMac or its subsidiaries.

Affiliates of Related may provide certain financial guarantees to facilitate leveraging by CharterMac, for which they could be paid market rate fees.  In addition, affiliates of Related may provide certain financial guarantees to the owner (or partners of the owners) of the Underlying Properties securing CharterMac’s revenue bonds, for which they could be paid market rate fees.

Subsequent to the Related Acquisition

Subsequent to the Related acquisition the Management Agreement was terminated and therefore the fees included in the agreement are no longer applicable.  Since most of our employees work directly for Related, certain of our subsidiaries have entered into management agreements with Related, under which Related is due a fee of .1% of the assets under management.  CharterMac has entered into a management agreement with Related under which CharterMac will reimburse Related for its actual costs to provide the management services under the provisions of the management agreement, after receiving credit for the .1% management fees paid by its subsidiaries.  The fees between CharterMac, our subsidiaries, and Related all eliminate in consolidation.

General

The costs, expenses and the special distributions paid or payable to Related, prior to our acquisition of Related, its affiliates, and TRCLP for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Paid or Payable to TRCLP	Paid or Payable to Related and Affiliates
	Nov 18 – Dec 31	Jan 1 – Nov 17	Year Ended December 31,
(In thousands)	2003	2003	2002	2001

Bond selection fees	$—	$8,905	$11,104	$7,853
Special distribution/Investment management fee	—	3,809	4,872	3,621
Bond servicing fees	—	5,764	3,792	2,535
Expense reimbursement	—	901	768	556
Shared service agreement	755	—	—	—

	$755	$19,379	$20,536	$14,565

RELATED PARTY TRANSACTIONS

Substantially all of Related’s revenues are received from investment funds they have originated and manage.  Affiliates of Related maintain a continuing equity interest in the investment funds’ general partner and/or managing member/advisor.  Related has no direct investments in these general partner and/or managing member/advisor entities, and Related does not guarantee the obligations of the general partner and/or managing member/advisor entities.  Related has agreements with these entities under which Related provides ongoing services for the investment funds on behalf of the general partners and/or managing members/advisors, and receives all fee income to which these entities are entitled.  Related does not participate in the investment funds’ operating income or losses or on gains or losses from property sales.

As of December 31, 2003, the obligors of certain revenue bonds are local partnerships for which the general partners of the controlling investment partnerships are non-equity managing partners controlled by Related.

On November 17, 2003, CCC entered into an agreement with TRCLP for the purpose of TRCLP to provide various services to CCC and any of its affiliates including Related.  The services provided include computer support, office management, payroll, human resources and other office services as defined in the agreement.  The majority of the services are charged to CCC at 100% of the direct costs incurred by TRCLP.

As of December 31, 2002, the owner of the Underlying Property and obligor of the Highpointe revenue bond was an affiliate of Related who has not made an equity investment.  This entity has assumed the day-to-day responsibilities and obligations of the Underlying Property.  Buyers are being sought who would make equity investments in the Underlying Property and assume the nonrecourse obligations for the revenue bond or otherwise buy the property and payoff all or most of the revenue bond obligation.

In December 2001, we completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc.  (“MLCS”) pursuant to which CM Corp. initially will receive an annual fee of approximately $1.2 million in return for assuming MLCS’s $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and the Related Companies, L.P.  During 2003, two of the tax-exempt weekly variable rate multi-family mortgage loans were repaid in the amount of $8.9 million.  These repayments reduced the first loss position to $38 million and the pool of multi-family mortgage loans to $288.6 million.  This reduced our maximum exposure under the terms of the transaction to approximately $19 million.

On April 11, 2000, Relcap Holding Company LLC (“Relcap”), an entity which was formed to hold the excluded assets and liabilities not included with the Related acquisition, entered into an agreement to purchase $500,000 of the outstanding face amount of the Walnut Park bonds, in $100,000 increments annually beginning April 1, 2001.  Relcap has agreed, pursuant to an Intercreditor Agreement that its right to payment on the purchased bonds is subordinate to the right to payment on the bonds held by our Company.

We have entered into several agreements with an unrelated third party (the “Primary Guarantor”) to guarantee agreed-upon internal rates of return for pools of multi-family properties owned by real estate investment funds for which we have received guarantee fees during 2003 totaling approximately $7.3 million.

Related Management Company (“RMC”), which is wholly owned by TRCLP earned fees for performing property management services for various properties held in investment funds, which are managed by Related.  The fees totaled $2,903,000, $2,516,000 and $2,261,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 13 – Earnings Per Share, Profit and Loss Allocations and Distributions

Prior to our acquisition of Related, pursuant to our Trust Agreement and the Management Agreement with the Manager, Related was entitled, in its capacity as our general partner, to a special distribution equal to .375% per annum of our total invested assets (which equals the face amount of the revenue bonds and other investments), payable quarterly.  After payment of the special distribution, distributions were made to the shareholders in accordance with their percentage interests.

Income was allocated first to Related in an amount equal to the special distribution.  The net remaining profits or losses, after a special allocation of .1% to Related, were then allocated to shareholders in accordance with their percentage interests.

Subsequent to the Related acquisition, CCC’s income is allocated first to the holders of the SCUs in an amount equivalent to the dividend per common share divided by .72, to take into account the fact that dividends paid on the SCUs are taxable.

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share.  Basic income per share is calculated by dividing income allocated to Common and Convertible CRA Shareholders (“Shareholders”) (See Note 9) by the weighted average number of Common and Convertible CRA Shares outstanding during the period.  The Convertible CRA shareholders are included in the calculation of shares outstanding as they share the same economic benefits as Common shareholders, including receipt of the same dividends per share as common shareholders.  Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents.  The dilutive effect of outstanding share options is calculated using the treasury stock method.  The dilutive effect of the SCUs is calculated using the “if-converted method”.  The SCUs will always be antidilutive, because while the shares are convertible on a one-to-one basis, the dividends paid will always be greater than the dividends paid per common share.

	For the Year Ended December 31, 2003
(Dollars in thousands, except per share data)	Income Numerator	Shares* Denominator	Per Share Amount

Net income allocable to shareholders (Basic EPS)	$61,248	46,653,270	$1.31
Effect of Dilutive securities – 1,119,914 stock options	—	81,962
Diluted net income allocable to shareholders (Diluted EPS)	$61,248	46,735,232	$1.31

	For the Year Ended December 31, 2002
	Income Numerator	Shares* Denominator	Per Share Amount

Net income allocable to shareholders (Basic EPS)	$55,905	42,697,195	$1.31
Effect of Dilutive securities – 263,509 stock options	—	70,944
Diluted net income allocable to shareholders (Diluted EPS)	$55,905	42,768,139	$1.31

	For the Year Ended December 31, 2001
	Income Numerator	Shares* Denominator	Per Share Amount

Net income allocable to shareholders (Basic EPS)	$35,010	30,782,161	$1.14
Effect of Dilutive securities – 228,262 stock options	—	55,179
Diluted net income allocable to shareholders (Diluted EPS)	$35,010	30,837,340	$1.14

NOTE 14 – Capital Stock and Share Option Plan

We have adopted an incentive share option plan (the “Incentive Share Option Plan”), the purpose of which is to (i) attract and retain qualified persons as trustees and officers and (ii) to provide incentive and more closely align the financial interests of Related and its employees and officers with the interests of the shareholders by providing Related and its employees with substantial financial interest in our success.  The Compensation Committee of our board of trustees administers the Incentive Share Option Plan.  Pursuant to the Incentive Share Option Plan, the maximum number of common shares that may be awarded is the lesser of (i) 10% of the number of shares outstanding as of December 31 preceding issuances of such awards and (ii) the limited prescribed by the American Stock Exchange or any other national security exchange or national quotation system on which the shares may then be listed.

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

We have adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for its share options issued to non-employees.  Accordingly, compensation cost is accrued based on the estimated fair value of the options issued.  The accrued compensation cost is being amortized over the vesting period.  Because vesting of the options is contingent upon the recipient continuing to provide services to us until the vesting date.  We estimate the fair value of the non-employee options at each period-end up to the vesting date, and adjust the expense accordingly.  The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

On May 1, 2000, options to purchase 297,830 common shares were granted to our officers and certain employees of an affiliate of Related, none of who are our employees.  The exercise price of these options is $11.5625 per share.  The term of each option is ten years.  The options vest in equal installments on May 1, 2001, 2002 and 2003.  The options granted on May 1, 2000 had an estimated fair value at December 31, 2003, 2002 and 2001 of $886,542, $681,038 and $445,752, respectively.  At December 31, 2003, the fair value, was calculated using the Black-Scholes model, used the following assumptions:  dividend yield of 6.8%,  estimated volatility of 20%, swap rate of 3.83% and expected lives of 7.1 years.  On May 1, 2001, one-third, or 99,276, of the options vested, of which 69,568 were exercised.  On May 1, 2002 an additional 99,276 options vested, of which 4,753 were exercised.  On May 1, 2003 the remaining one-third of the options vested, leaving a balance of 79,914 fully vested and not exercised.  We recorded compensation cost of $228,447, $379,206 and $168,936 during the years ended December 31, 2003, 2002 and 2001, respectively, relating to these option grants.

During the quarter ended September 30, 2002, we issued 40,000 options at a strike price of $17.56.  These options vest equally, in thirds, in September 2003, 2004 and 2005 and expire in 10 years.  These options were antidilutive for the year ended December 31, 2003, so were not taken into account in the calculation of diluted shares.  At December 31, 2003, these options had a fair value of $62,500 based on the Black-Scholes pricing model, using the following assumptions: dividend yield of 6.7%, estimated volatility of 20%, swap rate of 4.175% and expected lives of 8.7 years.  We recorded compensation cost of $35,705 and $3,222 for the years ended December 31, 2003 and 2002, relating to these options, respectively.

As part of the Related acquisition, we issued 1,000,000 options to Stephen M. Ross, at a strike price of $17.78, which vest over five years and expire in 10 years.  At December 31, 2003, these options had a fair value of $3,460,000.

Also, in conjunction with the Related acquisition, we issued 778,420 restricted common shares to various individuals who are either employees of Related or TRCLP.  A small portion of these shares, 52,863, vested immediately.  The balance of 725,557 vest over periods ranging from three months to four years.

We have recorded deferred compensation of approximately $19.4 million equal to the number of shares for the share awards at $19.33, not yet vested, included in the equity section of our consolidated balance sheet.  The deferred compensation is being amortized as compensation expense on a straight line basis over the respective vesting periods.  Distributions paid related to these non-vested shares are being recorded directly to equity.  We recorded compensation expense of $1,021,842 related to the 52,863 which vested immediately.

The following table shows the number of options outstanding granted, exercised and exercisable and the exercise price of those options.

	Year Ended December 31,
	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Options outstanding at beginning of year	263,509	$11.5625	228,262	$11.5625	297,830	$11.5625

Options granted during the year	1,000,000	$17.78	40,000	$17.56	—	$—

Options exercised during the year	143,595	$11.5625	4,753	$11.5625	69,568	$11.5625
Options outstanding at end of year	1,119,914	263,509	$11.5625	228,262	$11.5625

Options exercisable at end of year	93,247	$11.5625	124,231	$11.5625	29,708	$11.5625

Weighted-average fair value of options granted during the year		$3,460,000		$33,600		$—

The following table summarizes information about stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price

$11.5625	79,914	7.4	$11.5625	79,914	$11.5625
$17.56	40,000	9.7	$17.5600	13,333	$17.5600
$17.78	1,000,000	9.9	$17.7800	—	$17.7800

Other

Through November 17, 2003, two of our independent trustees are entitled to receive annual compensation for serving as trustees in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or common shares valued at their fair market value on the date of issuance.  The third independent trustee is entitled to receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or common shares.  As of December 31, 2003 and 2002, 1,728 and 1,830 common shares, respectively, having an aggregate value on the date of issuance of $30,000 each year, were issued to the independent trustees as compensation for services rendered during the years ended December 31, 2002 and 2001.  The independent trustees also received an aggregate of 5,535 shares, worth $97,500 at the time of issuance, as payment for their work on the special committee analyzing the proposed acquisition of Related.  After the acquisition of Related, the five new independent trustees received $18,750 as compensation for their services rendered during the year ended December 31, 2003.  In 2004, all eight of the independent trustees will receive annual compensation of $30,000 payable in cash (maximum of $15,000 per year) and/or common shares valued at their fair market value on the date of issuance.

Effective May 3, 2000, we implemented a dividend reinvestment and Common share purchase plan (the “Plan”).  Under the Plan, common shareholders may elect to have their distributions from our Company automatically reinvested in additional common shares at a purchase price equal to the average of the high and low market price from the previous day’s trading.  If a common shareholder participates in the Plan, such shareholder may also purchase additional common shares through quarterly voluntary cash payments with a minimum contribution of $500.  There are no commissions for common shares purchased under the Plan.  Participation in the Plan is voluntary and a common shareholder may join or withdraw at any time.  The opportunity for participation in the Plan began with the distributions paid in August 2000.

The Board of Trustees has authorized the implementation of a Common share repurchase plan, enabling us to repurchase, from time to time, up to 1,500,000  of its common shares.  The repurchases will be made in the open market and the timing is dependant on the availability of common shares and other market conditions.  As of December 31, 2003 and 2002, we have acquired 22,632 and 8,400 of its common shares for an aggregate purchase price of approximately $378,000 and $103,000, respectively (including commissions and service charges).  Repurchased common shares are accounted for as treasury shares of beneficial interest.

NOTE 15- Selected Quarterly Financial Data (unaudited)

	(Dollars in thousands) (Unaudited)
	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
Revenue bonds interest income	$26,250	$26,925	$30,353	$30,127
Fee income:
Mortgage banking fees	3,067	3,473	3,171	4,001
Fund management	—	—	—	12,643
Other income	2,604	2,810	2,324	4,462
Total revenues	31,921	33,208	35,848	51,233

Expenses:
Interest expense	3,816	4,887	4,889	6,267
Interest expense-distributions to preferred shareholders of subsidiary	—	—	4,724	4,724
Recurring fees - securitizations	963	1,019	1,039	1,007
General and administrative	7,054	5,935	7,673	20,284
Depreciation and amortization	1,687	2,915	2,242	5,082
Loss on impairment of assets	—	—	1,758	—
Total expenses	13,520	14,756	22,325	37,364

Income before gain (loss) on repayment of revenue bonds, gain on sale of loans and equity in earnings of ARCap	18,401	18,452	13,523	13,869

Equity in earnings of ARCap	555	555	555	554

Gain on sale of loans	2,139	411	444	2,538

Gain (loss) on repayment of revenue bonds	(412)	2,652	557	(846)

Income before allocation to preferred shareholders of subsidiary and minority interest	20,683	22,070	15,079	16,115

Income allocated to preferred stockholders of subsidiary	(4,724)	(4,725)	—	—

Income allocated to SCUs	—	—	—	(4,038)

Income (loss) allocated to minority interest	(28)	67	147	(132)

Income before provision for income taxes	15,931	17,412	15,226	11,945

Provision for income taxes	1,976	788	689	2,619

Net income	$17,907	$18,200	$15,915	$14,564

Allocation of net income to:
Special distribution to Manager	$1,411	$1,459	$1,583	$879
Manager	$2	$1	$2	$1
Common shareholders	$15,089	$15,316	$12,727	$11,476
Convertible CRA shareholders	1,405	1,424	1,603	2,208
Total for shareholders	$16,494	$16,740	$14,330	$13,684

Net income per share
Basic	$0.37	$0.37	$0.31	$0.27
Diluted	$0.37	$0.37	$0.31	$0.27

Weighted average shares outstanding:
Basic	45,013,292	45,090,477	46,331,385	50,121,357
Diluted	45,070,595	45,130,042	46,366,342	50,256,026

	(Dollars in thousands) (Unaudited)
	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues:
Revenue bonds interest income	$22,920	$22,025	$22,819	$24,917
Fee income:
Mortgage banking fess	3,509	3,403	2,644	4,125
Other income	2,374	2,632	2,621	2,424
Total revenues	28,803	28,060	28,084	31,466

Expenses:
Interest expense	3,991	3,793	3,850	4,189
Recurring fees relating to the Private Label Tender Option Program	727	751	811	892
General and Administrative	6,365	6,052	5,041	7,048
Depreciation and amortization	2,240	1,760	2,024	2,867
Loss on impairment of assets	—	—	532	388
Total expenses	13,323	12,356	12,258	15,384

Income before gain (loss) on repayment of revenue bonds, gain on sale of loans and equity in earnings of ARCap	15,480	15,704	15,826	16,082

Equity in earnings of ARCap	547	563	555	554
Gain on sale of loans	3,287	3,119	1,465	2,812
Gain (loss) on repayment of revenue bonds	3,757	222	—	(94)

Income before allocation to preferred shareholders of subsidiary and minority interest	23,071	19,608	17,846	19,354

Income allocated to preferred shareholders of subsidiary	(3,764)	(4,053)	(4,724)	(4,725)

Income allocated to minority interest	(302)	49	(124)	(119)

Income before (provision) benefit for income taxes	19,005	15,604	12,998	14,510

(Provision) benefit for income taxes	(181)	(1,457)	656	(302)

Net income	$18,824	$14,147	$13,654	$14,208

Allocation of net income to:
Special distribution to Manager	$1,088	$1,240	$1,294	$1,250
Manager	$18	$13	$12	$13
Common shareholders	$16,866	$12,350	$11,439	$11,861
Convertible CRA shareholders	852	544	909	1,084
Total shareholders	$17,718	$12,894	$12,348	$12,945

Net income per share:
Basic	$0.45	$0.30	$0.28	$0.29
Diluted	$0.45	$0.30	$0.28	$0.29

Weighted average shares outstanding:
Basic	38,781,464	43,035,102	44,209,982	44,676,079
Diluted	38,845,985	43,107,175	44,282,733	44,752,197

NOTE 16 - Commitments and Contingencies

PW Funding Inc.

Through PWF, we originate and service multi-family mortgage loans for Fannie Mae, Freddie Mac and FHA.  PWF and its subsidiaries’ mortgage lending business is subject to various governmental and quasi-governmental regulation.  PWF and/or its subsidiaries, collectively, are licensed or approved to service and/or originate and sell loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs.  FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered investor-owned corporations.  These agencies require PWF and its subsidiaries to meet minimum net worth and capital requirements and to comply with other requirements.  Mortgage loans made under these programs are also required to meet the requirements of these programs.  In addition, under Fannie Mae’s DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.

The DUS program is Fannie Mae’s principal loan program.  Under the Fannie Mae DUS Product Line, PWF originates, underwrites and services mortgage loans on multi-family residential properties and sells the project loans directly to Fannie Mae.  PWF assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III.  At December 31, 2003, all of PWF’s loans consisted of Level I loans.  For such loans, PWF is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance.  Level II and Level III loans carry a higher loss sharing percentage.  Fannie Mae bears any remaining loss.

Under the terms of the Master Loss Sharing Agreement between Fannie Mae and PWF, PWF is responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement.  No interim loss sharing adjustments are available for Level II and Level III loans.

We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management’s judgment, is adequate to provide for estimated losses.  At December 31, 2003, that reserve was approximately $6.7 million, which we believe represents its maximum liability at this time.  Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet National Bank (“Fleet”), guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

PWF maintains, as of December 31, 2003, treasury notes of approximately $4.7 million and a money market account of approximately $1.3 million, which is included in cash and cash equivalents-restricted in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.0 million.

Due to the nature of PWF’s mortgage banking activities, PWF is subject to supervision by certain regulatory agencies.  Among other things, these agencies require PWF to meet certain minimum net worth requirements, as defined.  PWF met these requirements for all agencies, as applicable, as of December 31, 2003.

At December 31, 2003, PWF had commitments of approximately $49.8 million to five borrowers.

Credit Enhancement Transaction

In December 2001, CM Corp. completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc.  (“MLCS”), as described previously.  Pursuant to the terms of the transaction, CM Corp. assumes MLCS’s $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multi-family mortgage loans.  The Related Companies, L.P.  has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction.  As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced.  The latest maturity date on any loan in the portfolio occurs in 2009.  The remainder of the real estate exposure after the $46.9 million first loss position has been assumed by Fannie Mae and Freddie Mac.  In connection with the transaction, CharterMac has guaranteed the obligations of CM Corp., and as security therefore, have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met.  Our maximum exposure under the terms of this transaction is approximately $23.5 million.  During 2003, two of the tax-exempt weekly variable rate multi-family mortgage loans were repaid in the amount of $8.9 million.  These repayments reduced the first loss position to $38 million and the pool of multi-family mortgage loans to $288.6 million.  This reduced our maximum exposure under the terms of the transaction to approximately $19 million.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and “stressed” basis.  CM Corp. analyzed the portfolio on a “stressed” basis by increasing capitalization rates and assuming an increase in the low floater bond rate.  As of December 31, 2003, the credit enhanced pool of properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on its guaranty.  Should our analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Fees related to the credit enhancement transaction for the years ended December 31, 2003 and 2002, included in other income, was approximately $1,131,000 and $1,251,000, respectively.  Income is recognized monthly as the fees are received.

Yield Guarantee Transaction

On October 31, 2003, we entered into two agreements with Merrill Lynch (the “Primary Guarantor”) to guarantee an agreed upon rate of return for a pool of seven multi-family properties owned by RCGCP II, an investment fund sponsored by Related prior to our acquisition of Related.

The transaction was structured as two separate guarantees, one primarily guaranteeing the return through the lease-up phase of the properties and the other guaranteeing the return through the operating phase of the properties.  The fee for the first guarantee, in the amount of approximately $2.0 million, was paid in October 2003 at closing.  The fee for the second guarantee will be paid in two installments.  The first installment, in the amount of approximately $1.0 million, will be paid in October 2004, and the final installment, in the amount of approximately $341,000, will be paid in April 2005.  These fees will be recognized in income on a straight line basis over the period of the respective guarantees.

In connection with the transaction, we posted $3.9 million in bonds for approximately ten years and $4.8 million in bonds until the earlier of lease-up to 90% occupancy or LIHTC Certification.  The release of the $4.8 million in collateral can occur in two steps with 50% being released when at least 50% of the assets in the fund have reached the occupancy or certification hurdle and with the remaining 50% being released when all of the properties have met the hurdle.

In addition, we agreed to subordinate approximately 50% of the approximately $112.3 million in bonds it acquired that are secured by the properties in this fund.  The Class A Certificates, which total approximately $56.15 million in par value, have been securitized through the P-Floats/RITES program.  The Class B Certificates, which total approximately $56.15 million in par value, are currently being held at CharterMac as excess collateral to support our obligations to the Primary Guarantor.

On September 24, 2003, we entered into two agreements with Primary Guarantor to guarantee an agreed-upon rate of return for a pool of 14 multi-family properties each owned by a local partnership which in turn, is majority-owned by RCGCP — Series B, an investment fund sponsored by Related prior to our acquisition of Related for which we will receive two guarantee fees totaling approximately $5.9 million.

The transaction was structured as two separate guarantees, one primarily guaranteeing the return through the lease-up phase of the properties and the other guaranteeing the return through the operating phase of the properties.  The fee for the first guarantee, in the amount of approximately $3.6 million, was paid in September 2003 at closing.  The fee for the second guarantee will be paid in two installments.  The first installment, in the amount of approximately $1.7 million, will be paid in July 2004, and the final installment, in the amount of approximately $562,000, will be paid in January 2005.  These fees will be recognized in income on a straight line basis over the period of the respective guarantees.

Of the 14 local partnerships, 13 financed their properties with the proceeds of revenue bonds acquired by an affiliate of CharterMac.  In connection with the transaction, the Primary Guarantor required that those revenue bonds be deposited into a trust pursuant to which the revenue bonds were divided into senior and subordinated interests with 50% of each revenue bond being subordinated.  We have financed the senior trust interest as part of the Merrill Lynch P-FloatsSM/RitesSM program.  The subordinate trust interests are being used as collateral in other of our financing programs.

In connection with the transaction, we posted $14.5 million of revenue bonds as collateral to the Primary Guarantor in the form of either cash or Revenue bonds.

On July 18, 2002, we entered into two agreements with Primary Guarantor to guarantee an agreed-upon rate of return for a pool of 11 multi-family properties owned by RCGCP, an investment fund sponsored by Related prior to our acquisition of Related.

In connection with the transaction, we posted $18.2 million of revenue bonds as collateral to the Primary Guarantor, which will be reduced to $1.4 million over a period of up to 20 years as the properties reach certain operating benchmarks.  In addition, we agreed to subordinate 25% of each of the bonds it acquired that are secured by the properties and to not use the subordinated portion of such bonds as collateral in connection with any borrowings.

The total potential liability to us pursuant to these guarantees is approximately $228 million.  We have analyzed the expected operations of the Underlying Properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for probable losses might be required; such provision could be material.

Other

During December 2002, we entered into three transactions related to three properties, Coventry Place, Canyon Springs and Arbor Ridge.  Pursuant to the terms of these deals, we will provide credit support to the construction lender for project completion and Fannie Mae conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert.

Up until the point of completion, we will guaranty the construction lender reimbursement of any draw on its construction letter of credit up to 40% of the stated amount of the Letter of Credit.  Following completion, up until the project loan converts to permanent loan status, we will guarantee the full amount of the letter of credit.

The developer has also issued several guarantees to the construction lender, each of which would be called upon before our guarantees, and each of which would be assigned to us should its guarantees are called.

Once the construction loans convert to permanent loans, we are obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any.  The subordinated bonds will bear interest at 10%.  Under FNMA guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

Our maximum exposure, related to these three transactions, is 40% of the stated amount of the Letter of Credit of approximately $27 million.

We have entered into six transactions to purchase revenue bonds pursuant to agreements which require us, at the earlier of stabilization or conversion to permanent financing to acquire Series A and Series B revenue bonds at a predetermined price and interest rates.  We are obligated to purchase the revenue bonds only if construction is completed.  We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property’s cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds.  An unrelated third party lender will advance funds to the developer, as needed during the construction period, at a floating rate.  These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded.  The total potential amount we could possibly be required to fund is $84.4 million.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

In connection with the PWF warehouse line, both the CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

PWF maintains, as of December 31, 2003, treasury notes of approximately $4.7 million and a money market account of approximately $1.3 million, which is included in restricted cash and securities in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.0 million.

Due to the nature of our mortgage banking activities, we are subject to supervision by certain regulatory agencies.  Among other things, these agencies require us to meet certain minimum net worth requirements, as defined.  We met these requirements for all agencies, as applicable, as of December 31, 2003.

NOTE 17 - Acquisition of PW Funding, Inc.

On December 31, 2001, CM Corp. acquired 80% of the outstanding capital stock of PWF, for approximately $34.9 million, of which, approximately  $21.6 million was financed and $7.6 million was paid in cash.  Additionally, we repaid a $5.7 million loan on behalf of PWF.  It is anticipated that CM Corp. will acquire the remaining 13% of the issued and outstanding capital stock of PWF over the next 12 months.  Under the agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months.  The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF’s stockholders after the same initial period of 24 to 36 months.

CharterMac is entitled to a cumulative preferential distribution from PWF’s cash available for distribution equal to 10% of its invested capital.  The remaining cash available for distribution will be distributed approximately 87% to CharterMac and 13% to the other stockholders.  CharterMac will also be entitled to an additional cumulative priority return equal to 4.3% of its invested capital prior to the purchase payments to PWF’s stockholders on exercise of the put or call options.  The fee income generated by PWF will be taxable income.  However, CM Corp. incurs tax-deductible expenses which will be used to offset a portion of this taxable income.

The acquisition of PWF was accounted for using the purchase method of accounting, with approximately $7.9 million of the purchase price allocated to mortgage service rights, based on their estimated fair value.

During 2002 and the first quarter of 2003, CM Corp. made additional payments to the original shareholders of PWF of approximately $3.6 million (“the True-Up payments”) pursuant to the original acquisition agreement.  The True-Up payments were based on i) the increase in value of servicing rights due to certain loans closing, ii) positive changes in the audited balance sheets used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and iv) forward conversions of loans previously committed.  The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

As part of the PWF acquisition, the purchase agreement provided that CharterMac has the right to purchase the remaining 20% of PWF shares within the 37 months following the close of the acquisition, (the “Call Option”).  The agreement also gives the owners of the remaining 20% of PWF’s shares the right to put those shares to CharterMac (the “Put Option”), within the 34 months following the close of the acquisition.  We consider these two options to be a single unit (a forward contract), due to the fact the Put Option and Call Option were entered into at the same time, have the same counter parties, have the same risk, and could have been accomplished in a single transaction.  The price at which the shares of stock are to be repurchased is based on many factors, determined in the future including the performance of the underlying revenues of PWF, the value of PWF’s servicing portfolio and other factors which are not currently determinable.  We determined the forward contract should not be recorded until the contract is settled and the associated shares transferred to our Company.  During the period of the forward contract, we will allocate subsidiary income or loss to the minority interest on a pro-rata basis, determined by its ownership percentage.

NOTE 18 - Financial Risk Management and Derivatives

Our revenue bonds generally bear fixed rates of interest, but the P-FLOATS and TOP financing programs incur interest expense at variable rates re-set weekly, so we are exposed to interest rate risks.  Various financial vehicles exist which allow our management to hedge against the impact of interest rate fluctuations on our cash flows and earnings.

We currently manage a portion of our interest rate risk through the use of The Bond Market Association (“TBMA”) indexed interest rate swaps.  Under each interest rate swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the TBMA index, which is the most widely used tax-exempt floating rate index.  As of December 31, 2003, we have entered into two such swaps with MLCS as counterparty: the first has a notional amount of $50 million fixed at an annual rate of 3.98%, which expires in January 2006.  The second has a notional amount of $100 million fixed at an annual rate of 3.64%, which expires in February 2004.  We have also entered into two interest rate swaps with Fleet as the counterparty.  One has a notional amount of $100 million fixed at an annual rate of 2.56% beginning in January 2005 and expiring in December 2007.  The other swap with Fleet has a notional amount of $50 million and fixed rates of 2.00%, 2.78%, and 3.27% for the twelve months beginning January 2005, 2006, and 2007, respectively.

The average BMA rates for 2003 and 2002, were 1.03% and 1.38%, respectively.  Net swap payments received by us, if any, will be taxable income to our Company and, accordingly, to shareholders.  A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with us; however, there is no current indication of such an inability.

We adopted SFAS No. 133, as amended and interpreted, on January 1, 2001.  Accordingly, we have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risks.  We evaluate our interest rate risk on an ongoing basis to determine whether or not it would be advantageous to engage in any further hedging transactions.  At inception, we designated these interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations.  Two of the interest rate swaps do not become effective until 2005.  The two interest rate swaps that are currently in place are recorded at their respective fair market value each accounting period, with changes in market value being recorded in accumulated other comprehensive income to the extent that the hedges are effective in achieving offsetting cash flows.  We assess, both at the inception of the hedge and on an ongoing basis whether the swap agreements are perfectly effective in offsetting changes in the cash flows of the hedged financing.  Any ineffectiveness in the hedging relationship is recorded in earnings.  There was no ineffectiveness in the hedging relationship during 2002 or 2003, and we expect that these hedging relationships will be highly effective in achieving offsetting changes in cash flow throughout their terms.  Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At December 31, 2003, the first two interest rate swaps were recorded as a liability with a combined fair market value of approximately $2.4 million, included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  Interest paid or payable under the terms of the swaps, of approximately $4.1 million, is included in interest expense.  The two new interest rate swaps were recorded as an asset with a fair market value of $1.7 million, included in other assets on the consolidated balance sheets.

We estimate that approximately $3.3 million of the net derivative loss included in accumulated other comprehensive income will be reclassed into interest expense within the next twelve months.

During January 2002, we entered into an interest rate cap agreement with Fleet, with a cap of 8% on a notional amount of $30 million.  Although this transaction is designed to mitigate our exposure to rising interest rates, we have not designated this interest rate cap as a hedging derivative.  As of December 31, 2003, this interest rate cap was recorded as an asset with a fair market value of $34,004 included in other assets in the consolidated balance sheets.  Because we have not designated this derivative as a hedge, the change in fair market value flows through the consolidated statements of income, where it is included in interest income, in the amount of $27,050 for the year ended December 31, 2003.

NOTE 19 – Business Segments

We have three reportable business segments with include portfolio investing, mortgage banking, and fund management.

The portfolio investing segment consists primarily of subsidiaries holding investments in revenue bonds producing primarily tax-exempt interest income and includes our credit enhancement activities.

The mortgage banking segment consists of subsidiaries which originate mortgages on behalf of third parties and receive mortgage origination and mortgage servicing fees generated by those activities.

The fund management segment consists of subsidiaries that generate fee income from the asset management, underwriting, originating and other services provided to the real estate equity investment programs Related sponsors, and the management and related services provided to us and a publicly-traded real estate investment trust.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies.  These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The following table provides more information regarding our Company’s segments:

	December 31, 2003				December 31, 2002 (1)
(Dollars in thousands)	Portfolio Investing	Mortgage Banking	Fund Management	Total	Portfolio Investing	Mortgage Banking (2)	Total

Revenues:
Revenue bonds interest income	$113,655	$—	$—	$113,655	$92,681	$—	$92,681
Fee income:
Mortgage banking fees	—	13,712	—	13,712	—	13,681	13,681
Fund management	—	—	12,643	12,643	—	—	—
Other income	7,120	3,978	1,102	12,200	5,527	4,524	10,051
Total revenues	120,775	17,690	13,745	152,210	98,208	18,205	116,413

Expenses:
Interest expense	18,794	799	266	19,859	14,558	1,265	15,823
Interest expense-distributions to preferred shareholders of subsidiary	9,448	—	—	9,448	—	—	—
Recurring fees - securitizations	4,028	—	—	4,028	3,181	—	3,181
General and administrative	11,746	16,635	12,564	40,945	8,621	15,885	24,506
Depreciation and amortization	3,370	6,426	2,130	11,926	1,131	7,760	8,891
Loss on impairment of assets	1,759	—	—	1,759	920	—	920

Total expenses	49,145	23,860	14,960	87,965	28,411	24,910	53,321

Income before gain (loss) on repayment of revenue bonds, gain on sale of loans and equity in earnings of ARCap	71,630	(6,170)	(1,215)	64,245	69,797	(6,705)	63,092

Equity in earnings of ARCap	2,219	—	—	2,219	2,219	—	2,219

Gain on sale of loans	—	5,532	—	5,532	—	10,683	10,683

Gain on repayment of revenue bonds	1,951	—	—	1,951	3,885	—	3,885

Income (loss) before allocation to preferred shareholders of subsidiary and minority interest	75,800	(638)	(1,215)	73,947	75,901	3,978	79,879

Income allocated to preferred shareholders of subsidiary	(9,449)	—	—	(9,449)	(17,266)	—	(17,266)

Income allocated to SCUs	—	—	(4,038)	(4,038)	—	—	—

Income (loss) allocated to minority interest	54	—	—	54	(496)	—	(496)

Income (loss) before provision for income taxes	66,405	(638)	(5,253)	60,514	58,139	3,978	62,117

Benefit (Provision) for income taxes	5,763	309	—	6,072	213	(1,497)	(1,284)

Net income (loss)	$72,168	$(329)	$(5,253)	$66,586	$58,352	$2,481	$60,833

Total assets	$2,102,755	$90,094	$390,425	$2,583,274	$1,729,194	$123,674	$1,852,868

(1)   The Fund Management segment began with our acquisition of Related on November 17, 2003.

(2)   The Mortgage Banking segment began January 1, 2002.

NOTE 20 – Goodwill and Intangible Assets

We adopted SFAS 141 on July 1, 2001 and SFAS 142, on January 1, 2002.  We have determined that the amounts previously capitalized as goodwill relating to our initial formation and to the merger of American Tax Exempt Bond Trust, meet the criteria in SFAS 141 for recognition as intangible assets apart from goodwill, and accordingly will continue to be amortized over their remaining useful lives, subject to impairment testing.

During the quarter ended June 30, 2002, PWF engaged a third party valuation firm to evaluate PWF’s licenses with Fannie Mae, Freddie Mac, FHA, Ginnie Mae and various private investors.  As a result of this process approximately $8.6 million has been reclassified from goodwill to intangible assets, representing the estimated market value of PWF’s licenses.  These licenses have an indefinite life and, as a result, are not being amortized.

During 2002 and the nine months ended September 30, 2003, pursuant to the original acquisition agreement, we paid approximately $3.0 and $.7 million, respectively, in “true-up” payments representing payments due to the original PWF stockholders which was recorded as additional goodwill during the fourth quarter of 2002 and the first nine months of 2003.  These true-up payments were based on i) the increase in the value of MSRs due to certain loans closing,  ii) positive changes between PWF’s audited balance sheet used for the initial purchase price and the audited balance sheet at December 31, 2001, iii) payments of certain servicing fees, and iv) forward conversions of loans previously committed.  The acquisition agreement stipulates additional true-up payments to be made periodically for a period of up to three years from the acquisition date.

In conjunction with our purchase of Related, we acquired additional intangible assets and goodwill.  The value of the intangible assets was verified via third party valuation.  The excess of the total paid over the fair value of the assets and liabilities was classified as goodwill.  (See Note 2).

The following table provides further information regarding our intangible assets:

	(Dollars in thousands)
	Other Identifiable Intangible Assets	PWF Licenses	Related Intangible Assets	Total Identifiable Intangible Assets	GoodWill

Balance at December 31, 2002	$4,427	$8,639	$—	$13,066	$4,793
Accumulated amortization	(1,750)	—	—	(1,750)	—
Net balance at December 31, 2002	2,677	8,639	—	11,316	4,793
Additions (see Note 2)	—	—	185,300	185,300	209,951
Amortization expense	(477)	—	(1,936)	(2,413)	—
Balance at December 31, 2003	$2,200	$8,639	$183,364	$194,203	$214,744

Amortization expense for the year ended December 31, 2003	$477	$—	$1,936	$2,413	$—
Estimated amortization expense per year for next five years	$477	$—	$16,207	$16,684	$—

The amortization is included as a reduction to revenue bond interest income.

The amounts indicated as goodwill in the accompanying consolidated financial statements as of December 31, 2003 are related to the acquisition, on December 31, 2001 of PWF and on November 17, 2003 of Related.  These amounts represent goodwill under SFAS 142, and therefore, are not being amortized.  In accordance with SFAS 142, we have concluded that no impairment exists at December 31, 2003.  We  will perform the required annual impairment tests in the fourth quarter of 2004.

Note 21 – Dividends and Restricted Assets

CharterMac may not receive any distributions from our consolidated subsidiary, Equity Issuer, until Equity Issuer has either paid all accrued but unpaid distributions related to its preferred shares, or in the case of the next following distribution payment date, set aside funds sufficient for payment.  The distributions related to the preferred shares are payable only from Equity Issuer’s quarterly net income, defined as the tax-exempt income (net of expenses) for the particular calendar quarter.  Equity Issuer is required, under the terms of its preferred share issuance, to meet certain leverage ratios calculated as its total obligations divided by the gross fair value of investments.  This could limit the ability of Equity Issuer to distribute cash or revenue bonds to us or to make loans or advances to us.

Equity Issuer and its subsidiaries hold revenue bonds which at December 31, 2003, had an aggregate carrying amount of approximately $1.71 billion that serve as collateral for securitized borrowings or are securitized.  The total securitized borrowings at December 31, 2003 were approximately $517 million.  Equity Issuer’s net assets at December 31, 2003 were approximately $455 million.

CharterMac may not receive any distributions from CCC, until CCC has paid all distributions related to the SCUs.  These distributions are payable first from CCC and then to the extent CCC lacks sufficient cash flow to pay the distributions, from CharterMac, except for all but $5 million of these distributions.  Any such remaining shortfall will earn interest at a market rate and will be payable from time to time as CCC has sufficient cash flow.  Dividends are payable to the holders of SCUs only if dividends are declared and paid to common shareholders.

NOTE 22 –Mortgage Servicing Rights

PWF recognizes as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loan origination, by allocating total costs incurred between the loan and the MSRs retained based on their relative fair value.  MSRs are being carried at their adjusted cost basis.  MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

We have two areas of loss exposure related to its lending activities.  First, while a loan is recorded on the balance sheet, there is exposure to potential loss if a loan becomes impaired and defaults.  Second, we have exposure to loss due to the retention of a portion of credit risk within PWF’s servicing contract under the Fannie Mae DUS program.

When a loan is owned by PWF and recorded on the balance sheet, PWF identifies loans that are impaired and evaluates the allowance for loss on a specific loan basis for losses believed to currently exist in the recorded loan portfolio.  An impaired loan is defined, as noted within accounting guidance, when we determine it is probable that not all required contractual payments will be made when due.  PWF’s primary tool for determining which loans are likely to currently have a loss associated with them is to evaluate the debt service coverage ratio based on PWF’s historical experience of similar properties and the frequency of such losses.  Loans that are impaired and specific loans that are not impaired but have debt service coverage ratios below a certain threshold, which indicates a high likelihood of future foreclosure and currently have an existing loss, are evaluated.  The estimate of currently existing loss includes the estimated severity of the loss which would include any advances made or existing property loss.  Property maintenance costs (when foreclosure occurs) are expensed when incurred and not included in the loss estimate.  However, as most loans are sold very quickly after origination, there typically is not a significant amount of loan loss allowance recorded.

We have exposure to loss due to our retention of a portion of credit risk within PWF’s servicing contract under the Fannie Mae DUS program.  For loans which have been sold as commercial mortgage-backed securities for which PWF retains the servicing under Fannie Mae’s DUS program, PWF’s share of loss is associated with the servicing contract and determined in accordance with the loss sharing provisions under the program.  Prior to the issuance of Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), because the loss sharing on these serviced loans was associated with the servicing contract, they were valued within the servicing right and the anticipated cash flows that are associated with such servicing activities.  We have determined that these potential losses are guarantees under the definition of FIN 45 and therefore, record an asset and a corresponding liability based on our estimate of the portion of the servicing cash flows deemed to represent compensation for our guarantee for loans originated on/or after January 1, 2003.  On an ongoing basis, we will account for the asset by offsetting cash received for the guarantee against the asset and crediting interest income for the change in asset due to the passage of time.  The portion of the liability representing an accrual for probable losses under SFAS No. 5, “Accounting for Contingencies” (“FAS 5”) is adjusted as loss estimates change; the portion representing our willingness to stand by as guarantor will be amortized over the expected life of the guarantee.

NOTE 23 – Subsequent Events

New Acquisitions

Subsequent to December 31, 2003, CharterMac has acquired eight revenue bonds with a total aggregate face amount of approximately $70.2 million, secured by 1,321 multi-family units.

Interest Rate Swap Transactions

On January 15, 2004, CharterMac entered into two interest rate swap agreements with Fleet as the counterparty.  One has a notional amount of $50 million fixed at an annual rate of 2.86% beginning in January 2005 and expiring in January 2008.  The other swap has the same notional amount of $50 million fixed at an annual rate 3.08% beginning in January 2005 and expiring in January 2009.  On February 13, 3004, CharterMac also entered into two interest rate swaps with RBC Capital Markets and Fleet as counterparties, respectively.  Both have a notional amount of $100 million.  The one with RBC has a fixed annual rate of 3.075% beginning in January 2005 and expiring in January 2009.  The other swap with Fleet has a fixed annual rate of 3.265% beginning in January 2005 and expiring in January 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Disclosure Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)

Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10.	Directors and Executive Officers of our Company

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1.	Financial Statements

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Schedule I – Condensed Financial Information of Registrant

All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

(b).	Reports on Form 8-K

Current report on Form 8-K relating to our Company’s press release announcing its intent to acquire Related Company, dated and filed December 20, 2002.

(c).	Exhibits

3.1(a)	Certificate of Business Trust dated as of August 12, 1996 (incorporated by reference to our Registration Statement on Form 10, File No. 001-13237)

3.1(b)	Certificate of Amendment of the Restated Certificate of Business Trust (incorporated by reference to our Registration Statement on Form S-8, filed on November 24, 2003 File No. 001-13237)

3.1(c)	Second Amended and Restated Trust Agreement dated as of November 17, 2003 (incorporated by reference to our Registration Statement on Form S-8, filed with the Commission on November 24, 2003)

3.2	Amended and Restated Bylaws (incorporated by reference to our Registration Statement on Form S-8, filed with the Commission on November 24, 2003)

4.1	Specimen Copy of Share Certificate for shares of our beneficial interest (incorporated by reference to our Company’s Form S-8, filed with the Commission on November 24, 2003

4.2

Certificate of Designation of Special Preferred Voting Shares, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8K, filed with the Commission on December 1, 2003)

10(a)	Management Agreement dated as of November 17, 2003, between us and Related Capital Company LLC Filed herewith

10(b)

Insurance Agreement among MBIA, CharterMac, Origination Trust, Owner Trust, CharterMac Floater Certificate Trust (“Floater Certificate Trust”), First Tennessee Bank National Association (“First Tennessee”), Related Charter LP, and Bayerische Landesbank Girozentrale, New York Branch (“Bayerische”) dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaay) in our June 30, 1998 Quarterly Report on Form 10-Q)

10(c)

Liquidity Agreement among Owner Trust, Floater Certificate Trust, First Tennessee, MBIA and Bayerische dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaz) in our June 30, 1998 Quarterly Report on Form 10-Q)

10(d)

Liquidity Pledge and Security Agreement among Origination Trust, Owner Trust, Floater Certificate Trust, MBIA, First Tennessee and Bayerische dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaaa) in our June 30, 1998 Quarterly Report on Form 10-Q)

10(e)

Fee Agreement among Wilmington Trust Company, Floater Certificate Trust and CharterMac dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaab) in our June 30, 1998 Quarterly Report on Form 10-Q)

10(f)	Certificate Placement Agreement (incorporated by reference to Exhibit 10 (aaaac) in our June 30, 1998 Quarterly Report on Form 10-Q)

10(g)	Remarketing Agreement (incorporated by reference to Exhibit 10 (aaaad) in our June 30, 1998 Quarterly Report on Form 10-Q)

10(h)	Contribution Agreement dated as of December 17, 2002 (incorporated by reference to our Preliminary Proxy Statement on Schedule 14A filed on February 2, 2003)

10(i)

Amended and Restated Operating Agreement of CharterMac Capital Company LLC, dated as of November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(j)

Special Preferred Voting Shares Purchase Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(k)

Standstill Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(l)

Voting Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(m)

Exchange Rights Agreement, dated as of November 17, 2003, by and among CharterMac Capital Company, LLC, CharterMac Corporation, APH Associates L.P., DLK Associates L.P, Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P.(incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(n)

Lock-up Agreement of Denise L. Kiley, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(o)

Lock-up Agreement of Alan P. Hirmes, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(p)

Lock-up Agreement of Marc D. Schnitzer, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(q)

Lock-up Agreement of Stuart J. Boesky, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(r)

Lock-up Agreement of Stephen M. Ross, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(s)

Employment Agreement of Denise L. Kiley, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(t)

Employment Agreement of Alan P. Hirmes, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(u)

Employment Agreement of Mare D. Schnitzer, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(v)

Employment Agreement of Stuart J. Boesky, dated November 17, 2003 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003 Commission File No. 001-13237)

10(w)

Future Relations Agreement, dated as of November 17, 2003, by and among Stephen Ross, Related General II L.P., RCMP Management Inc., the Related Companies, L.P., and CharterMac Capital Company, LLLC (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commision on Decemebr 1, 2003. Commission File No. 001-13237)

10(x)	Ross Non-Qualified Share Option Agreement (incorporated by reference to our Company’s registration statement on Form S-8, filed on November 24, 2003 (Commission File No. 001-13237)).

10(y)

Registration Rights Agreement, dated as of November 17, 2003, by and among our Company and APH Associates L>P>, DLK Associates L>P>, Mare Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Company’s registration statement on Form S-8, filed on November 24, 2003 (Commission File No. 001-13237)).

10(z)

Shared Services Agreement, dated as of November 17, 2003, by and among The Related Companies, L.P., Related Management Company, and CharterMac Capital Company (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003, Commission File No. 001-13237)

10(aa)

Other Services Agreement, dated November 17, 2003, by and between Relcap Holding Company LLC and CharterMac Capital Companay, LLC (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003, Commission File No. 001-13237)

10(ab)

Trade Namae License Agreement and Acknowledgement, dated as of November 17, 2003, by and between The Related Companies, L.P. and CharterMac Capital Company, LLC (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003, Commission File No. 001-13237)

10(ac)	CharterMac Guaranty, dated December 17, 2002 (incorporated by reference to our Company’s Current Report on Form 8-K, filed with the Commission on December 1, 2003, Commission File No. 001-13237)

10(ad)	The Company’s Restricted Share Plan (previously filed with the Company’s registration statement on Form S-8, filed with the Commission on November 24, 2003 Commission File No. 001-13237).

10(ae)	The Company’s Amended and Restated Incentive Share Plan (incorporated by reference to the Company’s Form S-8/A, filed with the Commission on March 2, 2004 Commission File No. 001-13237).

12	Ratio of earnings to fixed charges and preferred share dividends of subsidiary

21	Subsidiaries of our Company (filed herewith)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Financial Statement Schedules

Schedule I – Condensed Financial Information of Registrant

All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

Lisa Gans, Attorney at Law Paul. Hastings, Janofsky & Walker LLP 75 East 55th Street, New York, NY 100221 direct 212 318-68721 main: 212 318-6000  direct fax: 212 230-78131 lisagans@paulhastings.com

The information transmitted is  intended only for the person of entity to which it is addressed and may contain confidential and/or priviledged material.  Any review, retransmission, dissemination or other use of, or taking of any action in reliance upon, this information by persons or

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTERMAC (COMPANY)

Date: March 15, 2004	By:
Stuart J. Boesky
Managing Trustee
and Chief Executive Officer

Date: March 15, 2004	By:
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

Managing Trustee and
Stuart J. Boesky	Chief Executive Officer	March 15, 2004

Managing Trustee and
Stephen M. Ross	Chairman of the Board	March 15, 2004

Managing Trustee and
Alan P. Hirmes	Chief Operating Officer	March 15, 2004

Chief Financial Officer and
Stuart A. Rothstein	Chief Accounting Officer	March 15, 2004

Peter T. Allen	Managing Trustee	March 15, 2004

Arthur P. Fisch	Managing Trustee	March 15, 2004

Thomas M. White	Managing Trustee	March 15, 2004

Charles L. Edson	Managing Trustee	March 15, 2004

Managing Trustee,
Mark D. Schnitzer	President	March 15, 2004

Managing Trustee,
Denise L. Kiley	Chief Credit Officer	March 15, 2004

Jeff T. Blau	Managing Trustee	March 15, 2004

Robert A. Meister	Managing Trustee	March 15, 2004

Jerome V. Halperin	Managing Trustee	March 15, 2004

Janice Cook Roberts	Managing Trustee	March 15, 2004

Nathan Gantcher	Managing Trustee	March 15, 2004

Robert L. Lorerd	Managing Trustee	March 15, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARTERMAC (COMPANY)

Date: March 15, 2004	By:	/s/ Stuart J. Boesky
Stuart J. Boesky
Managing Trustee
and Chief Executive Officer

Date: March 15, 2004	By:	/s/ Stuart A. Rothstein
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart J. Boesky	Managing Trustee and
Stuart J. Boesky	Chief Executive Officer	March 15, 2004

/s/ Stephen M. Ross	Managing Trustee and
Stephen M. Ross	Chairman of the Board	March 15, 2004

/s/ Alan P. Hirmes	Managing Trustee and
Alan P. Hirmes	Chief Operating Officer	March 15, 2004

/s/ Stuart A. Rothstein	Chief Financial Officer and
Stuart A. Rothstein	Chief Accounting Officer	March 15, 2004

/s/ Peter T. Allen
Peter T. Allen	Managing Trustee	March 15, 2004

/s/ Arthur P. Fisch
Arthur P. Fisch	Managing Trustee	March 15, 2004

/s/ Thomas M. White
Thomas M. White	Managing Trustee	March 15, 2004

/s/ Charles L. Edson
Charles L. Edson	Managing Trustee	March 15, 2004

/s/ Mark D. Schnitzer	Managing Trustee,
Mark D. Schnitzer	President	March 15, 2004

/s/ Denise L. Kiley	Managing Trustee,
Denise L. Kiley	Chief Credit Officer	March 15, 2004

/s/ Jeff T. Blau
Jeff T. Blau	Managing Trustee	March 15, 2004

/s/ Robert A. Meister
Robert A. Meister	Managing Trustee	March 15, 2004

/s/ Jerome V. Halperin
Jerome V. Halperin	Managing Trustee	March 15, 2004

/s/ Janice Cook Roberts
Janice Cook Roberts	Managing Trustee	March 15, 2004

/s/ Nathan Gantcher
Nathan Gantcher	Managing Trustee	March 15, 2004

/s/ Robert L. Lorerd
Robert L. Lorerd	Managing Trustee	March 15, 2004

CHARTERMAC

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Dollars in thousands)

Summarized condensed financial information of registrant (not including its consolidated subsidiaries)

CONDENSED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS

Revenue bonds-at fair value	$93,293	$166,477
Cash and cash equivalents	16,763	4,374
Deferred costs – net of amortization of $4,442 and $7,349	10,017	34,683
Due from subsidiaries	101,265	—
Investment in subsidiaries	538,719	494,352
Other assets	28,347	36,816

Total Assets	$788,404	$736,702

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued expenses and other liabilities	$1,987	$4,526
Deferred income	1,819	2,639
Due to subsidiaries	—	41,304
Distributions payable	18,851	14,296

Total liabilities	22,657	62,765

Commitments and contingencies

Shareholder’s equity
Beneficial owners equity – convertible CRA shareholders (8,179,761 and 3,835,002 shares issued and outstanding in 2003 and 2002, respectively)	160,618	58,174
Beneficial owners equity – manager	—	1,126
Beneficial owners equity – special preferred voting shares (16,164,905 shares authorized and issued as par $.01)	161	—
Beneficial owners equity – other common shareholders (100,000,000 shares authorized; 42,726,232 issued and 42,703,600 outstanding and 41,168,618 issued and 41,160,218 outstanding in 2003 and 2002, respectively)	622,771	604,496
Deferred compensation	(19,385)	—
Treasury shares of beneficial interest (22,632 and 8,400 shares in 2003 and 2002, respectively)	(378)	(103)
Accumulated other comprehensive loss	1,960	10,244
Total shareholders’ equity	765,747	673,937

Total liabilities and shareholders’ equity	$788,404	$736,702

See accompanying notes to financial statements

CHARTERMAC
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Revenues:
Revenue bonds interest income	$8,309	$4,701	$1
Other income	4,191	1,219	1,640
Total revenues	12,500	5,920	1,641

Expenses:
Interest expense	—	3	412
General and administrative	7,146	4,574	2,673
Amortization	1,140	876	727
Total expenses	8,286	5,453	3,812

Income (loss) before loss on repayment of revenue bonds, sale of loans, income from sub-sidiaries in earnings of ARCap	4,214	467	(2,171)

Income from subsidiaries	60,604	59,637	40,920

Equity in earnings of ARCap	2,219	1,116	456

Loss on repayment of revenue bonds	(451)	(387)	(220)

Net income	$66,586	$60,833	$38,985

Allocation of net income to:
Special distribution to Manager	$5,332	$4,872	$3,621
Manager	$6	$56	$354
Common shareholders	$54,608	$52,516	$32,555
Convertible CRA shareholders	6,640	3,389	2,455
Total for shareholders	$61,248	$55,905	$35,010

See accompanying notes to financial statements

CHARTERMAC
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,586	$60,833	$38,985
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on repayment of revenue bonds	451	387	220
Other Amortization	1,235	3,493	727
Amortization of bond selection costs	1,094	1,781	2,511
Amortization of intangible assets	345	345	182
Income from investment in subsidiaries	(60,604)	(59,637)	(40,920)
Equity in earnings of ARCap, in excess of distributions received	—	(105)	(456)
Deferred Compensation	(19,385)	—	—
Contribution of revenue bonds to subsidiaries	69,266	—	—
Contribution of deferred costs to subsidiaries	25,112	—	—
Interest receivable	(192)	(976)	101
Other assets	2,278	(2,500)	(181)
Accounts payable, accrued expenses and other liabilities	(2,509)	1,450	1,124
Deferred Income	(820)	22	—
Due to / from subsidiaries	(59,961)	30,229	4,308
Net cash provided by operating activities	22,896	35,322	6,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of revenue bonds	17,090	200	—
Periodic principal payments of revenue bonds	916	353	85
Purchase of revenue bonds	(12,708)	(16,101)	(7,075)
Decrease in bond selection costs	(390)	(10,702)	(7,899)
Investment in subsidiaries	(67,501)	(82,009)	(82,763)
Purchase of temporary investments	—	—	(18,493)
Decrease in promissory notes	(3,629)	(4,547)	—
Loans made to properties	—	(861)	(11,971)
Principal payments received from loans made to properties	—	784	99
Net cash used in investing activities	(66,222)	(112,883)	(128,017)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to the Manager and Common shareholders	(60,050)	(53,741)	(33,456)
Distributions paid to Convertible CRA shareholders	(5,071)	(2,700)	(2,334)
Repayment of note payable	—	—	6,226
Label Tender Option Program	(2,456)	(921)	(873)
Issuance of common shares	21,252	92,353	168,264
Issuance of convertible preferred shares of subsidiary	102,532	32,523	—
Increase in treasury stock	(275)	—	(8,987)
Issuance of special preferred voting shares	161	—	—
Increase in other deferred costs	(378)	(2,955)	—

Net cash provided by financing activities	55,715	64,559	128,840

Net increase (decrease) in cash and cash equivalents	12,389	(13,002)	7,424

Cash and cash equivalents at the beginning of the period	4,374	17,376	9,952

Cash and cash equivalents at the end of the period	$16,763	$4,374	$17,376

Supplemental information
Interest paid	$—	$3	$412

Supplemental disclosure of noncash activities:
Contribution of revenue bonds to subsidiaries	$69,266	$—	$8,345
Contribution of notes receivable to subsidiaries	$—	$—	$12,498

Distribution of revenue bonds from subsidiaries	$—	$128,693	$—
Distribution of notes receivable from subsidiaries	$—	$4,503	$—

See accompanying notes to financial statements

CHARTERMAC
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Introduction and Basis of Presentation

Basis of Financial Information

The accompanying condensed financial statements (the “Parent Company Financial Statements”) are for CharterMac (not including its consolidated subsidiaries).

The Parent Company Financial Statements, including the notes thereto, should be read in conjunction with our consolidated financial statements and the notes thereto which are included in this Form 10-K.

2.  Cash Dividends received from subsidiaries

The table below reflects the cash dividends received for each of the last three fiscal years from consolidated subsidiaries and 50% or less owned persons accounted for under the equity method.

(In thousands)	2003	2002	2001

Consolidated subsidiaries PWF	$1,942	$400	$—
Equity method ARCap	$2,219	$2,219	$456