Form 10-K/A
period 2003-12-31
CHARTERMAC
filed 2004-05-07
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

                              OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13237

                                   CHARTERMAC
        (Exact name of Registrant as specified in its Trust Agreement)

                   Delaware                            13-3949418
        (State or other jurisdiction of            (I.R.S.  Employer
        incorporation or organization)            Identification No.)

    625 Madison Avenue, New York, New York               10022
   (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number, including area code (212) 421-5333


    Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                           --------------------------
                              Shares of Beneficial
                                    Interest

                            Name of each exchange on
                                which registered:
                           --------------------------
                             American Stock Exchange

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

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 was $776,896,042, based on a price of $19.01 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

As of May 7, 2004 there were 44,759,688 outstanding shares of the Registrant's shares of beneficial interest.

                                Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 16, 2004, solely to include the Part III information, which was previously omitted.

                                    PART III

Item 10.     Trustees and Executive Officers

      The trustees and executive officers of our Company are as follows:

                                                        Year
                                                        First
                                                        Became
                    Offices                            Officer/         Term
Name        Age      Held           Independence       Trustee         Expires
----        ---     -------         ------------       --------        -------

Stephen M.   63  Managing          Non-                 1999            2006
Ross             Trustee,          Independent
                 Non-Executive
                 Chairman
                 of the
                 Board

Stuart J.    47  Managing          Non-                 1997            2006
Boesky           Trustee,          Independent
                 Chief
                 Executive
                 Officer

Marc D.      43  Managing          Non-                 2003            2005
Schnitzer        Trustee,          Independent
                 President

Alan P.      49  Managing          Non-                 1997            2005
Hirmes           Trustee,          Independent
                 Chief
                 Financial
                 Officer
                 and Chief
                 Operating
                 Officer

Denise L.    44  Managing          Non-                 2003            2004
Kiley            Trustee,          Independent
                 Chief
                 Credit
                 Officer

Peter T.     58  Managing          Independent          1997            2004
Allen            Trustee

Charles L.   69  Managing          Independent          2001            2005
Edson            Trustee

Arthur P.    62  Managing          Independent          1997            2004
Fisch*           Trustee

Jeff T.      36  Managing          Non-                 2003            2004
Blau             Trustee           Independent

Robert A.    62  Managing          Independent          2003            2004
Meister          Trustee

Jerome Y.    73  Managing          Independent          2003            2006
Halperin         Trustee

Nathan       63  Managing          Independent          2003            2006
Gantcher         Trustee

Robert L.    61  Managing          Independent          2003            2006
Loverd           Trustee

Janice       43  Managing          Independent          2003            2005
Cook             Trustee
Roberts

Thomas W.    65  Managing          Non-                 2000            2005
White            Trustee           Independent


* Mr. Fisch resigned from the board of trustees, effective June 10, 2004.


Stephen M. Ross is the non-executive Chairman of the board of trustees of our Company. Mr. Ross is the founder, Chairman, Chief Executive Officer and Managing General Partner of TRCLP. Mr. Ross began his career working for the accounting firm of Coopers & Lybrand in Detroit as a tax attorney. Later, he moved to New York where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments before founding TRCLP in 1972. Mr. Ross graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from New York University School of Law. Mr. Ross endowed the Stephen M. Ross Professor of Real Estate at the University of Michigan. Mr. Ross is a member of the Executive Committee of the Board of Directors of the Real Estate Board of New York and is a trustee of the National Building Museum. Mr. Ross is also a member of the Executive Committee of the Board of Directors of NYC2012, a committee that is targeting New York City's bid for the 2012 Summer Olympic Games. Mr. Ross also serves on the Board of Directors of the Juvenile Diabetes Research Foundation.

Stuart J. Boesky is a managing trustee and the Chief Executive Officer of our Company, the Chairman of our subsidiary PW Funding Inc. and the Managing Director of our subsidiary Related Capital. Mr. Boesky is responsible for our strategic planning and new product development. He oversees all of our debt products, including our portfolio investing and mortgage banking operations, capital markets and research. Mr. Boesky practiced real estate and tax law with the law firm of Shipley & Rothstein from 1984-1986, when he joined Related Capital. From 1983-1984, he practiced law with the Boston office of Kaye, Fialkow, Richman and Rothstein. Previously, Mr. Boesky was a consultant at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated with high honors from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky is Chairman of the board of trustees of American Mortgage Acceptance Company ("AMAC"), a publicly traded mortgage real estate investment trust that is managed by an affiliate of Related Capital. Mr. Boesky is a regular speaker at industry conferences and on television. Mr. Boesky is also a member of the board of directors of the National Association of Affordable Housing Lenders and the Investment Program Association.

Marc D. Schnitzer is a managing trustee and the President of our Company and the Chief Executive Officer of Related Capital. Mr. Schnitzer is also on the board of directors of PW Funding. Mr. Schnitzer directs Related Capital's tax credit group, which has invested in excess of $4.5 billion in affordable housing tax credit properties since 1987, and is responsible for structuring and marketing Related Capital's institutional tax credit offerings. Mr. Schnitzer is a frequent speaker at industry conferences sponsored by the National Council of State Housing Agencies, the National Housing and Rehabilitation Association and the National Association of Homebuilders. He is a member of the Executive Committee of the Board of Directors of the National Multi-Housing Council and a Vice President and member of the Executive Committee of the Affordable Housing Tax Credit Coalition. Mr. Schnitzer joined Related Capital in 1988 after receiving his Masters of Business Administration degree from The Wharton School of the University of Pennsylvania in 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with First Boston Corporation, an international investment bank. Mr. Schnitzer received a Bachelor of Science degree in business administration, summa cum laude, from the Boston University School of

Management in 1983.

Alan P. Hirmes is a managing trustee, the Chief Financial Officer and Chief Operating Officer of our Company, a member of the board of directors of PW Funding and the President of Related Capital. Mr. Hirmes is responsible for managing the overall administration of our Company, as well as any new initiatives or special projects. Mr. Hirmes oversees the finance and accounting, human resources, information technology and investor services departments and the joint venture development program. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Mr. Hirmes currently serves as Chairman Emeritus of the Affordable Housing Tax Credit Coalition, a national organization dealing with issues relating to the Tax Credit Program. He is also a member of the Advisory Board of the LIHTC Monthly Report and of the National Housing Conference, and he serves on the Executive Board of the National Multi Housing Council. Prior to joining Related Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants, where he specialized in real estate and partnership taxation. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the board of trustees of AMAC.

Denise L. Kiley is the Chief Credit Officer of our Company and the Chief Operating Officer of Related Capital. Ms. Kiley is also on the Board of Directors of PW Funding Inc., a subsidiary of CharterMac. Ms. Kiley is the Director of our Company's Asset Management and Underwriting Divisions, where she is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related Capital-sponsored corporate, public and private equity and debt funds. Prior to joining Related Capital in 1990, Ms. Kiley was a First Vice President with Resources Funding Corporation, where she was responsible for acquiring, financing, and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley is a Member of the Advisory Committee for the Joint Center for Housing at Harvard University; she is on the Multifamily Leadership Board for the National Association of Home Builders; and she is a member of the National Housing & Rehabilitation Association. Ms. Kiley received a Bachelor of Science degree in accounting from The Carroll School of Management at Boston College.

Peter T. Allen is the President of Peter Allen & Associates, Inc., a real estate development and management firm in which capacity he has been responsible for the leasing, refinancing, and development of major commercial properties. Mr. Allen has also been an Adjunct Professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters Degree in Business Administration with Distinction from the University of Michigan. Mr. Allen is the chairman of our Compensation Committee and a member of our Conflicts Committee.

Charles L. Edson is a managing trustee (independent trustee) of our Company. Mr. Edson, as senior counsel of the law firm Nixon Peabody LLP, is no longer engaged in the practice of law. From 1968 to 2002 his practice included service as counsel to several governmental, trade and public interest entities and groups on housing and legislative matters. He still serves as the Co-Editor-in-Chief for the Housing and Development Reporter, a news and information service published by The West Group. Mr. Edson is an Adjunct Professor of Law at Georgetown University Law Center, where he teaches a seminar on federally assisted housing programs. During his career, he has served as the Transition Director for the Department of Housing and Urban Development on President Carter's transition staff and has also held the position of Chief in the Public Housing Section at the Office of General Counselor at the Department of Housing and Urban Development. Mr. Edson received a Bachelor of Arts, magna cum laude, from Harvard College and a Juris Doctor degree from Harvard Law School. Mr. Edson is a member of our Investment Committee.

Arthur P. Fisch is a managing trustee (independent trustee) of our Company and is an attorney in private practice specializing in real property and securities law since October 1987, with Arthur P. Fisch, P.C.
and Fisch & Kaufman. From 1975-1987, Mr. Fisch was employed by E.F. Hutton & Company, serving as First Vice President in the Direct Investment Department from 1981-1987 and associate general counsel from 1975-1980 in the legal department. As First Vice President, he was responsible for the syndication and acquisition of residential real estate. Mr. Fisch received a Bachelor of Business Administration from Bernard Baruch College of the City University of New York and a Juris Doctor degree from New York Law School. Mr. Fisch is admitted to practice law in New York and Pennsylvania.

Mr. Fisch is a member of our Audit Committee. Mr. Fisch resigned from the board of trustees, effective June 10, 2004.

Jeff T. Blau is the President of TRCLP. Over the past 12 years Mr. Blau has been responsible for directing and overseeing new developments worth over $2 billion in virtually every sector of the real estate industry. The current pipeline of new properties, including the Columbus Centre development, will add an additional $2 billion of products to the portfolio. In his position as President of TRCLP, Mr. Blau is responsible for new development origination and for strategic oversight of the firm's affiliated group of companies. Mr. Blau completed his undergraduate studies at the University of Michigan and received his Masters Degree in Business Administration from the Wharton School of the University of Pennsylvania. Mr. Blau is an active member of numerous professional and charitable organizations and currently sits on the board of directors of the Doe Fund, the 14th Street Local Development Corporation / Business Improvement District, ABO and the YMCA of Greater New York. He is also an Adjunct Professor of Development and Finance at New York University. Mr. Blau is a member of our Investment Committee.

Robert A. Meister is the Vice Chairman of Aon Risk Services Companies, Inc. ("Aon"), an insurance brokerage, risk consulting, reinsurance and employee benefits company and a subsidiary of Aon Corporation and has served in this position since 1991. Prior to Aon, Mr. Meister was the Vice Chairman and a Director of Sedgwick James from 1985 - 1991 and the Vice Chairman of Alexander & Alexander from 1975 - 1985. Mr. Meister is a member of the board of directors of Ramco Gershenson Properties and serves on that company's compensation committee. Mr. Meister has served on the board of directors of several charitable organizations. Mr. Meister received a Bachelor of Science degree in Business Administration from Pennsylvania State University. Mr. Meister is a member of our Nominating and Governance Committee and our Conflicts Committee.

Jerome Y. Halperin is a managing trustee (independent trustee) of our Company and a retired partner of PricewaterhouseCoopers, LLP, the international accounting firm, where he spent 39 years in varied positions. Mr. Halperin's final position at PricewaterhouseCoopers was Chairman of the international actuarial, benefits and compensation services group. After his retirement from PricewaterhouseCoopers, Mr. Halperin was the president of the Detroit Investment Fund, a private investment fund established to stimulate economic growth in the city of Detroit. Currently, Mr. Halperin is a consultant on various real estate projects. He serves on the board of directors of several charitable organizations and was the Chairman of the Michigan Tax Forms Revisions Committee, a position he was appointed to by the Governor of the State of Michigan. Mr. Halperin is the co-author of "Tax Planning for Real Estate Transactions". Mr. Halperin received a Bachelor of Business Administration from the University of Michigan and a Juris Doctor from Harvard Law School. Mr. Halperin is the chairman of our Audit Committee and is a member of our Capital Markets Committee.

Nathan Gantcher is a managing trustee (independent trustee) of our Company and the CEO and Co-Chairman of Alpha Investment Management LLC in New York City. He is the former vice chairman of CIBC World Markets Corporation, the U.S. Section 20 broker/dealer of Canadian Imperial Bank of Commerce ("CIBC"). CIBC acquired Oppenheimer & Company in November 1997. Mr. Gantcher had been with Oppenheimer since 1968 and served as its president and co-chief executive officer from 1983 until the firm was acquired in 1997. Prior to joining Oppenheimer, he was an account executive with Young & Rubicam, the advertising firm, for four years. Mr. Gantcher recently retired as Chairman of the board of trustees of Tufts University, where he had been a member since 1983 and chairman for the last eight years. He is a member of the Council on Foreign Relations, a director of Mack-Cali Realty Corporation and Neuberger Berman, LLC, a senior adviser for RRE Investors, and a former governor of the American Stock Exchange. Mr. Gantcher is a member of the steering committee of the Wall Street division of the U.J.A., a past director of the Jewish Communal Fund and a trustee of the Anti-Defamation League Foundation. Mr. Gantcher received a Bachelor of Arts from Tufts University and a Masters in Business Administration from Columbia Business School. Mr. Gantcher is the chairman of our Capital Markets Committee and is a member of our Nominating and Governance Committee and our Compensation Committee.

Robert L. Loverd is a managing trustee (independent trustee) of our Company and the former Group Chief Financial Officer and a Founding Partner of MC European Capital (Holdings), a London investment banking and securities firm, which was established in 1995 and substantially sold in 2000. From 1979 to

1994, Mr. Loverd held various positions in New York and London in the Investment Banking Department of Credit Suisse First Boston. Prior to that, Mr. Loverd was a shareholder in the International Investment Banking Department of Kidder, Peabody & Co. Incorporated. Mr. Loverd is a member of the Board of Directors of Marcuard Holding, SA, Aall Trust and Banking and Harbus Investors. Mr. Loverd received a Bachelor of Arts degree from Princeton University and a Masters in Business Administration from Harvard Business School. Mr. Loverd is the chairman of our Nominating and Governance Committee and a member of our Capital Markets Committee.

Janice Cook Roberts is a managing trustee (independent trustee) of our Company and an Executive Vice President at the New York City Investment Fund, which provides financial and strategic assistance to businesses that spur economic activity in New York City. Joining the organization in 1996, Ms. Roberts helped launch the Fund, which has raised over $96 million in capital and has invested in over 50 businesses since its inception. Prior to joining the New York City Investment Fund, Ms. Roberts was employed by MCA/Universal, serving as Executive Director of the International division from 1989-1996 and as Senior Auditor in the Corporate Internal Audit division from 1987-1989. Ms. Roberts was also Assistant Treasurer at Bankers Trust Company from 1982-1985, in which capacity she performed detailed financial analysis and modeling. Ms. Roberts received her Bachelor of Arts degree in Political Science and French from Amherst College and her Masters in Business Administration from the Harvard Graduate School of Business Administration. Ms. Roberts is a member of our Audit Committee.

Thomas W. White is a managing trustee of our Company. Mr. White retired as a Senior Vice President of Fannie Mae in the multifamily activities department, where he was responsible for the development and implementation of policies and procedures for all Fannie Mae multifamily programs, including the delegated underwriting and servicing program, prior approval program and negotiated swap and negotiated cash purchases product lines. He was also responsible for asset management of multifamily loans in a portfolio of mortgage-backed securities. Mr. White joined Fannie Mae in November 1987 as director of multifamily product management. He was elected Vice President for multifamily asset acquisition in November 1998 and assumed his position of Senior Vice President in November 1990. Prior to joining Fannie Mae, he served as an investment banker with Bear Stearns, Inc. He also was the executive vice president of the National Council of State Housing Agencies; chief underwriter for the Michigan State Housing Development Authority; and served as a state legislator in the state of Michigan. In July 2001, we hired Mr. White as a consultant.

      Code of Ethics

      We have adopted a Code of Business Conduct and Ethics as defined under the rules of the SEC, that applies to our Executive Officers and all professionals in finance and finance-related departments, as well as our trustees and officers and employees of our subsidiaries.

      We regularly monitor developments in the area of corporate governance and continue to enhance our corporate governance structure based upon a review of new developments and recommended best practices. Our corporate governance materials, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistle Blower Policy (which is incorporated in our Code of Business Conduct and Ethics) and standing committee charters may be found on our website at http://www.chartermac.com in the "Investor Relations" section. We will post amendments or waivers of these governance materials on our website. Copies of these materials are also available to shareholders upon written request to our Secretary, CharterMac, 625 Madison Avenue, New York, New York, 10022.

      Related Capital

      We and our subsidiaries (with the exception of PW Funding) operate our day-to-day activities utilizing the services and advice provided by our subsidiary, Related Capital, subject to the supervision and review of our board of trustees and our subsidiaries' board of trustees (or directors), as applicable.

      Executive Officers

           The executive officers of Related Capital are set forth below:

Name                      Age  Office
----                      --   ------
Marc D. Schnitzer         43   Chief Executive Officer
Stuart J. Boesky          47   Managing Director
Alan P. Hirmes            49   President
Denise L. Kiley           44   Chief Operating Officer

      PW Funding Inc.

      On December 24, 2001, our subsidiary Charter Mac Corporation ("CM Corp.") acquired approximately 80% of the outstanding capital stock of PW Funding Inc. ("PW Funding"), a mortgage banking firm specializing in multifamily housing. Subsequent to that date, CM Corp. acquired an additional 7% of the outstanding capital stock and now owns 87%.

      PW Funding has its own management team, although certain of the employees of Related Capital also work with PW Funding. Mr. Boesky is the only executive officer of PW Funding who is also an executive officer of CharterMac.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and trustees, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

      During the fiscal year ended December 31, 2003, four of our trustees, Messrs. Gantcher, Fisch, Allen and Edson, did not comply with all applicable
Section 16(a) filing requirements. Mr. Gantcher purchased shares of our Company on November 26, 2003, and he did not file the applicable Section 16(a) filing until March 16, 2004, which is longer than the two business day requirement of the SEC for filing Section 16(a) filings. In addition, Messrs. Fisch, Allen and Edson received shares of our Company in connection with their service as independent trustees on December 31, 2003 and did not file the applicable
Section 16(a) filings until March 11, 2004, which is longer than the two business day requirement of the SEC for filing Section 16(a) filings. Other than Messrs. Gantcher, Fisch, Allen and Edson, the remaining trustees, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Committees of the Board of Trustees

      Our board of trustees has standing audit, compensation, nominating and governance, investment, capital markets and conflicts committees. The functions of each committee are detailed in the respective committee charters, which are available on our website at http://www.chartermac.com in the "Investor Relations" section. Please note that the information on our website is not incorporated by reference in this Form 10-K.

      Audit Committee

      The audit committee's duties include the periodic review of our financial statements and meetings with our independent auditors. The audit committee must have three members and be comprised solely of independent trustees. The audit committee held five meetings during our fiscal year ended December 31, 2003 and is currently comprised of Messrs. Halperin and Fisch and Ms. Roberts, each of whom the board of trustees has determined is independent within the meaning of Securities and Exchange Commission rules and regulations and the listing standards of the American Stock Exchange. In addition, our board of trustees has determined that Mr. Halperin is qualified as an audit committee financial expert within the meaning of SEC rules and regulations and the listing standards of the American Stock Exchange.

Item 11.  Executive Compensation

Trustee Compensation

      Prior to the acquisition of Related Capital on November 17, 2003, our independent trustees received annual compensation as follows: (i) Mr. Edson received compensation at the rate of $30,000 per year, payable $20,000 in cash (or, at Mr. Edson's option, Common Shares) and Common Shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the board of trustees; and (ii) Messrs. Allen and Fisch received compensation at the rate of $17,500 per year, payable $7,500 in cash (or, at Messrs. Allen's or Fisch's option, Common Shares) and Common Shares having an aggregate value of $10,000, based on the fair market value at the date of issuance, in addition to an expense reimbursement for attending meetings of the board of trustees. During 2003, Messrs. Allen, Edson and Fisch each received compensation for serving on the special committee of the board of trustees that was formed in connection with the acquisition of Related Capital. In 2003, Mr. Fisch received total compensation of $75,000 (half in cash and half in Common Shares) for serving as chairman of the special committee and Messrs. Allen and Edson each received total compensation of $60,000 (half in cash and half in Common Shares).

      After the acquisition of Related Capital, the number of independent trustees expanded from three to eight. Our board determined that the annual compensation for the five new independent trustees would be $30,000. Since the five new independent trustees were only members of our board of trustees for the period of November 17 - December 31, 2003, they were each paid a pro-rated amount of $3,750 in cash.

      On April 22, 2004, the compensation committee of the board of trustees approved a new compensation plan for all of the independent trustees, which will be presented to our board of trustees for approval at its next scheduled quarterly meeting. Under the new compensation plan, each independent trustee will receive annual compensation at the rate of $50,000, payable $25,000 in cash (or, at a trustee's option, Common Shares) and Common Shares having an aggregate value of $25,000, based on the fair market value at the date of issuance, with the common shares cliff-vesting over a three year period, in addition to an expense reimbursement for attending meetings of the board of trustees. In addition, the chairman of the audit committee will receive an additional $5,000 per year for serving as chairman.

Compensation Committee Report on Compensation of Executive Officers of the
Company



      Statement of Philosophy

      The compensation committee's duties include the determination of the compensation of our executive officers, the administration of our Incentive Share Plan and the review and approval of any material employment agreements entered into by Related Capital. We seek to attract and retain highly qualified individuals at all levels, and in particular, those whose performance is most critical to our Company's success.

      Our Company's success depends on developing, motivating and retaining individuals who have the skills and expertise to lead our Company. Our Company's executive compensation program is designed to help achieve these objectives. It is comprised of the following three main components: (i) competitive base salaries; (ii) short-term rewards; and (iii) long-term incentives.

      Salaries

      In connection with our acquisition of Related Capital, each of our executive officers entered into three-year contracts, the terms of which are summarized under the heading "- Employment Agreements", below.

      In keeping with the long-term and highly technical nature of our business, we generally take a long-term approach to executive compensation. Each year, the compensation committee evaluates Related Capital's salary structure based on competitive positioning (comparing the Company's salary structure with salaries paid by other peer companies); the Company's own business performance; and general economic factors. Specific considerations include earnings, earnings per share, balance sheet and capital strength, risk management, corporate governance, adherence to corporate values, and contributions to Company-wide achievement. In conducting its assessment, the compensation committee reviews changes in the Company's overall financial results over time, as well as similar data for comparable companies to the extent available.

      Short-Term Rewards

      Short-term incentive awards consist primarily of restricted shares. We may grant restricted shares to executives, including the CEO, to reward their contributions to the business during the past year.

      The bonus an executive receives, including the CEO, in large part depends on the executive's individual performance and level of responsibility. Each year, we assess performance based on factors including business results, technical expertise, leadership and management skills.

      Long-Term Incentives

      Long-term incentive awards are intended to develop and retain strong management through share ownership and incentive awards that recognize future performance. We have adopted an incentive share plan, the purpose of which is to
(i) permit our Company and its subsidiaries to attract and retain qualified individuals as trustees and officers and (ii) to provide incentive and to more closely align their financial interests with the interests of our shareholders by providing these individuals with substantial financial interest in our success. The compensation committee administers our Incentive Share Plan (the "Plan").

      Under the Plan, the compensation committee may grant options, restricted shares, deferred shares, performance units, and performance shares (collectively, "Awards") to our trustees and officers (and the trustees, officers and employees of our subsidiaries) as authorized by our board of trustees.

      The maximum number of shares that may be subject to Awards granted under the Plan (determined at the time each Award is granted) is the lesser of (i) ten percent (10%) of our outstanding shares (which includes Common Shares, preferred shares and any other securities that have the same economic attributes as our Common Shares) as of the December 31 of the immediately preceding calendar year, and (ii) the limit prescribed by listing standards of the American Stock Exchange or any other national securities exchange or quotation system on which our shares are then listed.

      All options granted by the compensation committee will have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Plan may vest immediately upon issuance or in accordance with the determination of the compensation committee.

      The number of options granted to executive officers, including the CEO, is based on individual performance and level of responsibility. For this purpose, the compensation committee measures performance the same way as described above for short-term awards. Long-term incentive awards must be sufficient in size to provide a strong incentive for executives to work for long-term business interests.

      CEO Compensation

      As previously discussed above, each of our executive officers, including our CEO, entered into three-year employment contracts in connection with our acquisition of Related Capital. The terms of these employment contracts, including the terms of the employment contract of the CEO, are summarized under the heading "- Employment Agreements", below.

      Summary

      The compensation committee is responsible for seeing that the Company's compensation program serves the best interests of its shareholders. In the opinion of the compensation committee, the Company has an appropriate and competitive compensation program, which has served the Company and shareholders well. The combination of base salary, short-term bonuses, and emphasis on long-term incentives provides a balanced and stable foundation for effective executive leadership.



                                    COMPENSATION COMMITTEE


                                          Peter Allen - Chairman

                                          Nathan Gantcher



Executive Compensation Summary Table



      The following table sets forth the compensation during each of the Company's last three fiscal years paid to our CEO and the four other most highly compensated executive officers based on compensation earned during the fiscal year ended December 31, 2003.



Name and Principal       Year      Salary($)       Bonus($)         Other Annual       Restricted      Securities      All Other
Position at                                                         Compensation       Share           Underlying      Compensation
December 31, 2003                                                       ($)            Awards          Share
                                                                                       ($)             Options
                                                                                                       (number of
                                                                                                       shares)
Stuart J. Boesky         2003      $ 61,538   (1)  $ 50,000 (3)     $    0             $    0              0           $    0
  Chief
  Executive Officer      2002      $      0        $     0          $    0             $    0              0           $    0
                         2001      $      0        $     0          $    0             $    0              0           $    0
Alan P. Hirmes           2003      $ 61,538   (1)  $ 50,000 (3)     $    0             $    0              0           $    0
  Chief
  Operating Officer      2002      $      0        $      0         $    0             $    0              0           $    0
                         2001      $      0        $      0         $    0             $    0              0           $    0
Marc D. Schnitzer        2003      $ 61,538   (1)  $ 50,000 (3)     $    0             $    0              0           $    0
  President              2002      $      0        $      0         $    0             $    0              0           $    0
                         2001      $      0        $      0         $    0             $    0              0           $    0
Denise L. Kiley          2003      $ 61,538   (1)  $ 50,000 (3)     $    0             $    0              0           $    0
  Chief Credit           2002      $      0        $      0         $    0             $    0              0           $    0
  Officer                2001      $      0        $      0         $    0             $    0              0           $    0
Stuart A. Rothstein*     2003      $ 24,615   (1)  $ 60,274 (4)     $    0             $    0              0           $    0
  Chief Financial        2002      $      0        $      0         $    0             $    0         41,000           $    0
  Officer                2001      N/A        (2)  N/A              N/A                N/A            N/A              N/A


*Mr. Rothstein resigned as Chief Financial Officer on March 31, 2004 and was replaced by Mr. Hirmes.


(1) Messrs. Boesky, Hirmes, Schnitzer and Rothstein and Ms. Kiley are employees of Related Capital, which became our subsidiary on November 17, 2003. Therefore, their salaries on this chart for 2003 are the actual dollar amounts received for the period of time that they were employees of a subsidiary of our Company (November 17, 2003 - December 31, 2003) based on their annual salaries ($500,000 for Messrs. Boesky, Hirmes and Schnitzer and Ms. Kiley and $200,000 for Mr. Rothstein.). For the period of January 1, 2003 - November 16, 2003 and the years ended December 31, 2002 and December 31, 2001, Messrs. Boesky, Hirmes, Schnitzer and Rothstein and Ms. Kiley did not receive any direct compensation from our Company. Rather, they received compensation from Related Capital, which, prior to the acquisition, provided management services to our Company pursuant to a management contract.
(2)  Mr. Rothstein was not an employee of Related Capital in 2001.
(3) Represents bonus payments for the period of November 17, 2003 to December 31, 2003.
(4) Mr. Rothstein's bonus for the year ended December 31, 2003, under his contract with Related Capital, was $500,000. The $60,274 listed on the chart above represents the pro-rated portion of the bonus for the period of November 17, 2003 - December 31, 2003.


         Share Option Grants, Exercises and Holdings



         No share options were granted during fiscal 2003.



         2003 Fiscal Year-End Option Values


                                                            Number of                             Value of
                                                           Unexercised                          Unexercised
                                                           Options/SARs                         in-the-Money
                                                            at Fiscal                           Options/SARs
                                                            Year-End(3)                           at Fiscal
                                                                                                 Year-End(4)
  Name (1)            Shares             Value       Exercisable     Unexercisaable     Exercisable      Unexercisable
                     Acquired       Realized ($)(2)      (#)              (#)               (#)               (#)
                        on
                     Exercise(#)

Stuart J. Boesky       14,188          $164,049        1,739               0              $36,745              0
Alan P. Hirmes         15,927          $184,156        0                   0              0                    0
Marc D. Schnitzer      14,188          $164,049        1,739               0              $36,745              0
Denise L. Kiley        15,927          $184,156        0                   0              0                    0
Stuart A. Rothstein     1,000          $11,562        13,333             26,667           $281,726         $563,474


(1) See Summary Compensation Table for title of the persons named above.

(2) The value realized is calculated based upon the number of shares acquired on exercise times the strike price of the options, which was $11.5625.

(3) With respect to the options granted to Messrs. Boesky and Schnitzer, all of the options had previously vested as of December 31, 2003. With respect to the options granted to Mr. Rothstein, 13,333 had previously vested as of December 31, 2003 and 26,667 had not vested as of December 31, 2003.

(4) Based on a closing price of $21.13 for the underlying Common Shares on December 31, 2003


Employment Agreements

      The material terms of the employment agreements with Messrs. Boesky, Hirmes and Schnitzer and Ms. Kiley are as follows:

      Compensation

      Each of the executives receive a base salary at an annual rate of $500,000, which amount may be increased from time to time at the discretion of the compensation committee of our board of trustees. This notwithstanding, an executive's base salary will, at a minimum, increase annually by the lesser of
(a) 5% or (b) the percentage equal to the increase, if any, in the Consumer Price Index measured for the twelve (12) month period immediately preceding the effective date of the increase.

      Term

      Each employment agreement is for a term of three years, provided however that this term will automatically be extended for additional periods of one year commencing on the third anniversary of the effective date of the agreement and each anniversary thereof unless terminated by either party upon notice.

      Non-competition/Non-solicitation

      During the course of employment and for a period of 18 months thereafter, each executive has agreed not to engage, directly or indirectly, in a "competitive business" anywhere in the United States, provided that in the event that an executive terminates his or her employment for good reason or the executive's employment is terminated by us without cause, the duration of the non-competition period will be reduced to a period of 12 months following termination. "Competitive business" means arranging for or providing, directly or indirectly, debt and/or equity financing products or services to developers and owners of multifamily housing.

      In addition, for a period of 18 months following the termination of an executive's employment (or 12 months in the event that executive terminates his or her employment for good reason or the executive's employment is terminated by us without cause) such individual will not, directly or indirectly, contact, solicit or do business of any kind in any competitive business with, any person who, during the two-year period preceding the date of termination of employment, sold or developed, or owned an interest in a tax credit property or a tax credit syndication interest sponsored by CCC or any of its affiliates.

      Termination

      Employment may be terminated at any time during the term of employment (a) by us with or without cause; (b) by the executive upon notice of resignation delivered to the company; (c) upon death of the executive; and (d) by us at any time after six months of an executive's disability.

      Upon termination of employment (a) by the executive for good reason or by the company without cause, (b) by the executive within one year after a change in control for good reason or if we terminate the executive's employment in anticipation of, or within one year after a change of control, or (c) upon death or disability during the course of employment, such executive managing partner will be entitled to:

      Termination other than in connection with a change in control. If employment is terminated by the executive for good reason or by us without cause, the executive will be entitled to (a) any unvested options awarded to the executive under the incentive share option plan and (b) severance compensation in an amount equal to 12 months of his or her base salary plus 75% of the amount of his or her most recently declared and paid annual bonus compensation, payable in a lump sum within 30 days of the date of termination of employment. As an example of the computation of the severance payment which could be payable in a circumstance other than a change of control, assume that the executive is terminated in year 3 and his or her then current base salary is $551,250 (the original base salary plus the minimum 5% increase per year) and the annual bonus paid in year 2 was $50,000. In this example, the severance compensation would equal $558,750.

      Termination in connection with a change in control. In the event employment is terminated by the executive within one year after a change in control for good reason or by us in anticipation of, or within one year after, a change in control, the severance payable will be equal to 200% of the severance compensation payable in connection with a termination other than in the event of a change in control. As an example of the computation of the severance payment which could be payable in connection with a change of control, assume the same facts as above in "Termination other than in connection with a change in control". In this example, the severance compensation would equal $558,750 multiplied by 2 or $1,177,500.

      Death; disability. In the event employment is terminated due to death or disability during the course of employment, such executive (and his or her estate or designated beneficiary) will be entitled to receive a cash payment equal to 12 months of base salary plus 75% of the amount of the executive's annual bonus compensation. As an example of the computation of the severance payment which could be payable in connection with death or disability, assume the same facts as above in "Termination other than in connection with a change in control". In this example, the severance compensation would equal the same as for "Termination other than in connection with a change in control" (i.e., $558,750).

      Other Benefits

      During employment, each executive is also eligible to (i) participate in all bonus and incentive compensation plans made available from time to time, which will be considered at least annually by the compensation committee and have opportunities for cash bonuses; (ii) receive options as the same may be awarded from time to time by the compensation committee under our incentive share option plan; and (iii) participate in the various medical, life insurance, pension and other employee benefit plans maintained by us.

Stock Performance Graph


      The following share performance graph compares our performance to the S&P 500 and the Russell 2000 stock index. We are currently one of the companies included in the Russell 2000 stock index, an index that measures the performance of small market capitalization companies. The graph assumes a $100 investment on December 31, 1998. All stock price performance figures include the reinvestment of dividends.



                               [GRAPHIC OMITTED]

                               [GRAPHIC OMITTED]

Cumulative Total Return
-----------------------


                   12/98       12/99       12/00        12/01        12/02        12/03
                   -----       -----       -----        -----        -----        -----
CHARTERMAC         $100        $104.98     $130.31      $169.58      $195.05      $254.69

S&P 500             100        121.04      110.02       96.95        75.52        97.18
RUSSELL 2000        100        121.26      117.59       120.52       95.83        141.11


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table provides information related to our Incentive Share Option Plan as of December 31, 2003:

                      Equity Compensation Plan Information

                                               (a)                    (b)                      (c)
                                     -----------------------  ---------------------  -----------------------
                                                                                      Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                                      Number of securities      Weighted-average       equity compensation
                                      issued upon exercise     exercise price of         plans (excluding
                                     of outstanding options,  outstanding options,         securities
                                       warrants and rights     warrants and rights    reflected in column a)
                                     -----------------------  ---------------------  -----------------------
Equity compensation plans approved
   by security holders                              270,779   $              18.19              4,670,929(1)
Equity compensation plans not
   approved by security holders                          --                     --                     --
                                      ----------------------  ---------------------  ---------------------

Totals                                              270,779   $              18.19              4,670,929(1)
                                      ----------------------  ---------------------  ---------------------

Notes:

----------
(1) The Incentive Share Option Plan authorizes the issuance of options equal to 10% of the common shares outstanding as of the December 31 preceding the issuance of new grants or options.

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

Trustee Compensation
--------------------

      Information with respect to the compensation of our trustees may be found under "Item 11. Executive Compensation - Trustee Compensation" above.

      As of April 16, 2004, the following shareholder is the beneficial owner of more than 5% of our outstanding Common Shares.


                              Amount and Nature of
Name and Address              Beneficial Ownership         Percentage of Common Shares Outstanding
----------------              --------------------         ---------------------------------------
Related General II, LP
625 Madison Avenue
New York, NY 10022               10,195,085 (1)               15.0%


(1) Related General II, L.P. owns 685 Common Shares and 10,194,400 Special Common Units of CCC, which are convertible into Common Shares of CharterMac on a one-to-one basis, subject to certain restrictions. Related General II, LP is owned by TRCLP. Mr. Ross owns 92% of TRCLP and Mr. Blau owns the remaining 8%.


      As of April 16, 2004, Trustees and Executive Officers of CharterMac own directly or beneficially Common Shares as follows:


                                                            Amount and
                                                             Nature of                   Percent of Class
Name                          Title                     Beneficial Ownership                    (10)
---                          -----                      --------------------             ----------------

Stephen M. Ross             Chairman                         10,452,735  (1)                    15.4%
Stuart J. Boesky            Managing Trustee and              1,544,873  (2)                     2.3%
                            Chief Executive Officer
Marc D. Schnitzer           Managing Trustee and              1,122,980  (3)                     1.7%
                            President
Alan P. Hirmes              Managing Trustee, Chief           1,531,517  (4)                     2.3%
                            Financial Officer and
                            Chief Operating Officer
Denise L. Kiley             Managing Trustee and                703,776  (5)                     1.0%
                            Chief Credit Officer
Jeff T. Blau                Managing Trustee                 10,236,585  (6)                    15.1%
Tom White                   Managing Trustee                        972                           *
Peter T. Allen              Managing Trustee                      7,301                           *
                            (independent trustee)
Charles L. Edson            Managing Trustee                      4,553  (7)                      *
                            (independent trustee)
Arthur P. Fisch             Managing Trustee                      8,101                           *
                            (independent trustee)
Nathan Gantcher             Managing Trustee                    100,000  (8)                      *
                            (independent trustee)
Jerome Y. Halperin          Managing Trustee                          0                           *
                            (independent trustee)
Robert L. Loverd            Managing Trustee                      1,000                           *
                            (independent trustee)






Robert A. Meister           Managing Trustee                     30,000                           *
                            (independent trustee)
Janice Cook Roberts         Managing Trustee                          0                           *
                            (independent trustee)
All Executive Officers and Trustees of CharterMac            15,464,680  (9)                    22.8%
as a group (15 persons)


*Less than 1% of the outstanding Common Shares.

__________________
1 Includes (i) 236,493 Common Shares owned directly by Mr. Ross; (ii) 21,157 shares owned by RelCap Holding Company, LLC ("RelCap"), of which Mr. Ross owns indirectly 65%; and (iii) 10,194,400 Special Common Units and 685 Common Shares owned by Related General II, LP. TRCLP owns 100% of Related General II and Mr. Ross owns 92% of TRCLP.

2 Includes (i) 57,647 Common Shares owned directly by Mr. Boesky; (ii) 1,739 options exercisable for Common Shares on a one-for-one basis (which are exercisable within 60 days); (iii) 21,157 shares owned by RelCap, of which Mr. Boesky owns indirectly 9.69%; and (iv) 1,464,330 Special Common Units owned by SJB Associates, LP, of which Mr. Boesky owns 100%.

3 Includes (i) 20,855 Common Shares owned directly by Mr. Schnitzer; (ii) 1,739 options exercisable for Common Shares on a one-for-one basis (which are exercisable within 60 days); (iii) 21,157 shares owned by RelCap, of which Mr. Schnitzer owns indirectly 9.69%; and (iv) 1,079,229 Special Common Units owned by Marc Associates, LP, of which Mr. Schnitzer owns 100%.

4 Includes (i) 46,030 Common Shares owned directly by Mr. Hirmes; (ii) 21,157 shares owned by RelCap, of which Mr. Hirmes owns indirectly 9.69%; and (iv) 1,464,330 Special Common Units owned by APH Associates, LP, of which Mr. Hirmes owns 100%.

5 Includes (i) 23,091 Common Shares owned directly by Ms. Kiley; (ii) 21,157 shares owned by RelCap, of which Ms. Kiley owns indirectly 5.93%; and (iv) 659,528 Special Common Units owned by DLK Associates, LP, of which Ms. Kiley owns 100%.

6 Includes (i) 41,500 Common Shares owned directly by Mr. Blau; and (ii) 10,194,400 Special Common Units and 685 Common Shares owned by Related General II, LP. TRCLP owns 100% of Related General II and Mr. Blau owns 8% of TRCLP.

7 The Common Shares are owned by the Charles L. Edson Revocable Trust.

8 51,000 Common Shares are owned directly by Mr. Gantcher; 30,000 Common Shares are owned by Gantcher Family Partners, LLC; 15,000 shares are held by Alice Gantcher, who is Mr. Gantcher's wife; and 4,000 shares are held by Gantcher Family 1986 Trust.

9 Includes (i) 21,157 shares owned by RelCap; (ii) 3,478 options exercisable for Common Shares on a one-for-one basis (which are exercisable within 60 days);
(iii) 14,861,817 Special Common Units.

10 Based on the Common Shares outstanding as of April 16, 2004 (44,529,905) plus the Common Shares issuable upon the conversion of (i) all options to purchase Common Shares which are exercisable within 60 days (3,479); (ii) all CRA Preferred Shares (7,408,681); (iii) all restricted Common Shares (604,632); and
(iv) all Special Common Units (15,079,097).



Item 13.  Certain Relationships And Related Transactions


We have and will continue to have certain relationships with Related Capital and our other affiliates.

      Management and Servicing Agreements

      We and our subsidiaries (with the exception of PW Funding) operate our day-to-day activities utilizing the services and advice provided by our subsidiaries, Related Capital and CM Corp., subject to the supervision and review of our board of trustees and our subsidiaries' board of trustees (or directors), as applicable. Although our board of trustees and each board of trustees (or directors) of our subsidiaries has continuing exclusive authority over the respective entity's management, affairs, and disposition of assets, our board of trustees (and the board of trustees of our subsidiaries, as applicable) has delegated to Related Capital and CM Corp. the power and duty to perform some or all of the following management services pursuant to management agreements and servicing agreements: (i) manage the day-to-day operations of such entity;
(ii) acquire, retain or sell such entity's assets; (iii) seek out, present and recommend investment opportunities consistent with such entity's investments or the dispositions thereof; (iv) when appropriate, cause an affiliate to serve as the mortgagee of record for mortgage investments of such entity and in that capacity hold escrow on behalf of mortgagors in connection with the servicing of mortgages; (v) obtain for such entity such services as may be required in acquiring and disposing of investments, disbursing and collecting the funds of such entity, paying the debts and fulfilling the obligations of such entity, and handling, prosecuting and settling any claims of such entity, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (vi) obtain for us and our subsidiaries such services as may be required for property management, mortgage brokerage and servicing, and other activities relating to the investment portfolio; (vii) evaluate, structure and negotiate prepayments or sales of such entity's investments; (viii) monitor operations and expenses; and (ix) performance of the foregoing services.

      The term of our management agreement with Related Capital is five years. The term of each of our subsidiaries' management and servicing agreements with Related Capital and CM Corp. respectively are each five years; provided that if our management agreement with Related Capital is terminated or not renewed, we may terminate each of the management agreements with such subsidiaries. The management agreements and servicing agreements may be renewed, subject to evaluation and approval by the relevant entity's board of trustees. Each management agreement may be terminated (i) with or without cause by Related Capital, or (ii) for cause by a majority of the applicable entity's independent trustees, in each case without penalty and each upon 60 days prior written notice to the non-terminating party. Each servicing agreement may be terminated
(i) with or without cause by either party upon 30 days prior written notice to the non-terminating party, or (ii) upon the occurrence of a servicer default upon five days prior written notice to CM Corp. Each management and servicing agreement provides that each entity will indemnify the manager and its affiliates under certain circumstances.

      Management and Servicing Fees

      Under our management agreement with Related Capital, Related Capital or its designees is entitled to receive reimbursement of all costs incurred by Related Capital and its designees in performing services for us under the management agreement plus an amount equal to a market based percentage, as jointly determined from time to time by our Company and Related Capital.

      Under the management agreements with our subsidiaries, Related Capital is entitled to receive a management fee equal to 0.10% of the aggregate original amount invested from time to time in investments plus reimbursement for its reasonable, actual out-of-pocket expenses incurred in connection with its duties under the management agreements; provided, however, that the amounts paid under the management agreements will be credited against the amounts owed by us to Related Capital pursuant to our management agreement with Related Capital. Under our and our subsidiaries' servicing agreements with CM Corp., CM Corp. is entitled to receive a revenue bond servicing fee equal to 0.15% per annum based on the outstanding principal amount of the revenue bonds held by such subsidiary. CM Corp. is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed.

      Affiliated Transactions

      Affiliated Transactions Prior to Our Acquisition of Related Capital

      As of November 16, 2003, the obligors of certain revenue bonds were local partnerships for which the general partners of the controlling investment partnerships were non-equity managing partners controlled by Related Capital.

      We have entered into several agreements with an unrelated third party (the "Primary Guarantor") to guarantee agreed-upon internal rates of return for pools of multifamily properties owned by real estate investment funds sponsored by Related Capital for which we received guarantee fees during 2003 totaling approximately $7.3 million.

      As of December 31, 2002, the owner of the underlying property and obligor of one of our revenue bonds, the Highpointe revenue bond, was an affiliate of Related Capital who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the underlying property. Buyers are being sought who would make equity investments in the underlying property and assume the nonrecourse obligations for the revenue bond or otherwise buy the property and pay-off all or most of the revenue bond obligation.

      On April 11, 2000, Related Capital entered into an agreement to purchase $500,000 of the outstanding face amount of the Walnut Park bonds, in $100,000 increments annually beginning April 1, 2001. On November 17, 2003, Related Capital transferred this agreement to Relcap, an entity which was formed to hold the excluded assets and liabilities not included with the Related Capital acquisition. Relcap has agreed, pursuant to an Intercreditor Agreement, that its right to payment on the purchased bonds is subordinate to the right to payment on the bonds held by us.

      Affiliated Transactions After Our Acquisition of Related Capital

      Substantially all of Related Capital's revenues are received from investment funds they have originated and manage. Affiliates of Related Capital maintain a continuing equity interest in the investment funds' general partner and/or managing member/advisor. Related Capital has no direct investments in these general partner and/or managing member/advisor entities, and Related Capital does not guarantee the obligations of the general partner and/or managing member/advisor entities. Related Capital has agreements with these entities under which Related Capital provides ongoing services for the investment funds on behalf of the general partners and/or managing members/advisors, and receives all fee income to which these entities are entitled. Related Capital does not participate in the investment funds' operating income or losses or on gains or losses from property sales.

      On November 17, 2003, CCC entered into an agreement with TRCLP for the purpose of TRCLP to provide various services to CCC and any of its affiliates, including Related Capital. The services provided include computer support, office management, payroll, human resources and other office services as defined in the agreement. The majority of the services are charged to CCC at 100% of the direct costs incurred by TRCLP.

      In December 2001, we completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. has received annual fees of approximately $1.2 million in return for assuming MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and TRCLP. During 2003, two of the tax-exempt weekly variable rate multifamily mortgage loans were repaid in the amount of $8.9 million. These repayments reduced the first loss position to $38 million and the pool of multifamily mortgage loans to $288.6 million. This reduced our maximum exposure under the terms of the transaction to approximately $19 million.

      Related Management Company ("RMC"), which is wholly owned by TRCLP, earned fees for performing property management services for various properties held in investment funds, which are managed by Related Capital. The fees totaled $2,903,000, $2,516,000 and $2,261,000 for the years ended December 31, 2003,
2002 and 2001, respectively.

Item 14.  Principal Accounting Fees and Services

      Deloitte & Touche LLP have been and are presently our independent auditors.

      The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") for the audit of our financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, and fees for other services rendered by Deloitte during those periods.

-----------------------------------------------------------------
                                  2003                 2002
-----------------------------------------------------------------
      Audit Fees (a)               $711,000             $488,500
-----------------------------------------------------------------
      Audit-Related Fees (b)        559,400               47,000
-----------------------------------------------------------------
      Tax Fees (c)                  187,700               99,500
-----------------------------------------------------------------
      All Other Fees (d)                  -                    -
-----------------------------------------------------------------
                      Total      $1,458,100             $635,000
-----------------------------------------------------------------


(a) Fees for audit services billed for 2003 and 2002 consisted of the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements, comfort letters, consents and other services related to SEC matters.

(b) Fees for audit-related services billed for 2003 and 2002 consisted of due diligence services associated with the acquisition of Related Capital.

(c) Fees for tax services billed in 2003 and 2002 consisted of tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of Federal, state and local income tax return assistance.

(d)   No other services were rendered by Deloitte during 2003 or 2002.



      All audit-related services, tax services and other services were pre-approved by the audit committee, which concluded that the provision of those services by Deloitte was compatible with the maintenance of Deloitte's independence in the conduct of its auditing functions.

      Policy on Pre-Approval of Independent Auditor Services

      The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The audit committee has established a policy regarding pre-approval of all audit and non-audit services provided by our Company's independent auditors.

      On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee reviews these requests and advises management if the audit committee approves the engagement of the independent auditors. The audit committee may also delegate the ability to pre-approve audit and permitted non-audit services to one or more of its members, provided that any pre-approvals are reported to the audit committee at its next regularly scheduled meeting.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CHARTERMAC
                                  (COMPANY)



Date:  May 7, 2004           By: /s/ Stuart J. Boesky
                                 --------------------------------
                                 Stuart J. Boesky
                                 Managing Trustee
                                 and Chief Executive Officer




Date:  May 7, 2004           By: /s/ Alan P. Hirmes
                                 --------------------------------
                                 Alan P. Hirmes
                                 Managing Trustee,
                                 Chief Operating Officer
                                 and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

      Signature                   Title                           Date
---------------------        ---------------------------       -----------

*                            Managing Trustee and
---------------------        Chairman of the Board             May 7, 2004
Stephen M. Ross

*
---------------------        Managing Trustee,
Alan P. Hirmes               Chief Financial Officer and
                             Chief Operating Officer           May 7, 2004

*
---------------------        Managing Trustee                  May 7, 2004
Peter T. Allen

*
---------------------        Managing Trustee                  May 7, 2004
Arthur P. Fisch

*
---------------------        Managing Trustee                  May 7, 2004
Thomas M. White

*
---------------------        Managing Trustee                  May 7, 2004
Charles L. Edson

*
---------------------        Managing Trustee,
Mark D. Schnitzer            President                         May 7, 2004

*
---------------------        Managing Trustee,
Denise L. Kiley              Chief Credit Officer              May 7, 2004

*
---------------------        Managing Trustee                  May 7, 2004
Jeff T. Blau

*
---------------------        Managing Trustee                  May 7, 2004
Robert A. Meister

*
---------------------        Managing Trustee                  May 7, 2004
Jerome V. Halperin

*
---------------------        Managing Trustee                  May 7, 2004
Janice Cook Roberts

*
---------------------        Managing Trustee                  May 7, 2004
Nathan Gantcher

*
---------------------        Managing Trustee                  May 7, 2004
Robert L. Lorerd

*/S/ Stuart J. Boesky        Managing Trustee,
---------------------        Chief Executive Officer           May 7, 2004
Stuart J. Boesky             Attorney-in-fact

Exhibit Index

31.1  Chief Executive Officer certification pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002

31.2  Chief Financial Officer certification pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002