Form 10-Q
period 2004-03-31
CHARTERMAC
filed 2004-05-10
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                                   CHARTERMAC
                                   ----------
        (Exact name of Registrant as specified in its Trust Agreement)



            Delaware                                          13-3949418
-------------------------------                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



 625 Madison Avenue, New York, New York                               10022
----------------------------------------                             -------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ___

                               PART I - FINANCIAL

Item 1.  Financial Statements

                           CHARTERMAC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                    ------------    ------------
                                                      March 31,     December 31,
                                                        2004            2003
                                                    ------------    ------------
                                                     (Unaudited)

                                     ASSETS

Revenue bonds-at fair value                           $1,883,104     $1,871,009
Mortgage servicing rights                                 33,260         33,351
Cash and cash equivalents                                 79,401         58,257
Cash and cash equivalents-restricted                      24,066         26,636
Investments in partnerships                               66,317         26,638
Investments in partnerships - FIN 46R                  2,173,621             --
Assets consolidated pursuant to FIN 46R                  210,494             --
Deferred costs - net of amortization of $14,431
  and $13,463                                             58,656         58,408
Goodwill                                                 207,582        214,744
Other intangible assets - net of amortization
  of $8,332 and $4,163                                   190,033        194,203
Other assets                                              54,867        100,027
                                                       ---------      ---------
Total assets                                          $4,981,401     $2,583,273
                                                       =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Financing arrangements                              $  989,568     $  900,008
  Preferred shares of subsidiary (subject to
    mandatory repurchase)                                273,500        273,500
  Notes payable and other liabilities
    consolidated pursuant to FIN 46R                   1,047,976             --
  Notes payable                                          174,426        153,350
  Accounts payable, accrued expenses and
    other liabilities                                     40,887         58,577
  Deferred tax liability                                  48,902         60,370
  Distributions payable                                   31,577         27,612
                                                       ---------      ---------
Total liabilities                                      2,606,836      1,473,417
                                                       ---------      ---------
Minority interest in FIN 46R partnerships              1,297,587             --
                                                       ---------      ----------
Minority interest in consolidated subsidiary             274,516        292,199
                                                       ---------      ---------
Commitments and contingencies

Shareholders' equity:
  Beneficial owners' equity - Convertible CRA
    Shareholders (7,408,681 and 8,179,761 shares
    issued and outstanding in 2004 and 2003,
    respectively)                                        159,070        160,618
  Beneficial owners equity - special preferred
    voting shares                                            151            161
  Beneficial owners' equity-other common shareholders
    (100,000,000 shares authorized; 44,612,335 shares
    issued and 44,529,905 outstanding and 42,726,232
    shares issued and 42,703,600 outstanding in 2004
    and 2003, respectively)                              626,238        622,771
  Deferred compensation                                  (14,871)       (19,385)
  Treasury shares of beneficial interest (82,430 and
    22,632 shares in 2004 and 2003, respectively)         (1,706)          (378)
  Accumulated other comprehensive income                  33,580         53,870
                                                       ---------      ---------
Total shareholders' equity                               802,462        817,657
                                                       ---------      ---------

Total liabilities and shareholders' equity            $4,981,401     $2,583,273
                                                       =========      =========

         See accompanying notes to consolidated financial statements.
                                      -2-

                           CHARTERMAC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands except per share amounts)
                                   (Unaudited)

                                                    ============================
                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                       2004             2003
                                                    ----------------------------

Revenues:
 Revenue bond interest income                        $   31,851    $    26,250
 Fee income:
   Mortgage banking fees                                  3,116          3,067
   Fund management                                        7,867             --
  Other income                                            4,550          2,604
                                                         ------     ----------
    Total revenues                                       47,384         31,921
                                                        -------     ----------

Expenses:
  Interest expense                                        5,521          3,816
  Interest expense - distributions to preferred
    shareholders of subsidiary                            4,724             --
  Recurring fees - securitizations                        1,065            963
  Salaries and benefits                                  13,882          3,360
  Interest rate derivatives                               3,387             --
  General and administrative                              6,349          3,694
  Depreciation and amortization                           6,893          1,687
                                                     ----------     ----------
   Total expenses                                        41,821         13,520
                                                     ----------     ----------
Income before gain (loss) on repayment of revenue
  bonds, gain on sale of loans and equity in
  earnings of ARCap                                       5,563         18,401

Equity in earnings of ARCap                                 555            555

Gain on sale of loans                                     1,745          2,139

Gain (loss) on repayment of revenue bonds                   260           (412)
                                                     ----------     -----------

Income before allocation to preferred shareholders
  of subsidiary, minority interest and SCUs               8,123         20,683

Income allocated to preferred shareholders of subsidiary     --         (4,724)

Income allocated to SCUs                                 (3,705)            --

Income allocated to minority interest                      (105)           (28)
                                                     -----------    -----------
Income before benefit from income taxes                   4,313         15,931

Benefit from income taxes                                 3,838          1,976
                                                     ----------     ----------
Net income                                           $    8,151     $   17,907
                                                     ==========     ==========
Allocation of net income to:
  Special distribution to Manager$                           --     $    1,411
                                                     ==========     ==========
  Manager                                            $       --     $        2
                                                     ==========     ==========
  Common shareholders                                $    6,923     $   15,089
  Convertible CRA Shareholders                            1,228          1,405
                                                     ----------     ----------
    Total for shareholders                           $    8,151     $   16,494
                                                     ==========     ==========
Net income per share
  Basic                                              $     0.16     $     0.37
                                                     ----------     ----------
  Diluted                                            $     0.16     $     0.37
                                                     ----------     ----------
Weighted average shares outstanding:
  Basic                                              51,591,109     45,013,292
                                                     ==========     ==========
  Diluted                                            51,839,141     45,070,595
                                                     ==========     ==========

         See accompanying notes to consolidated financial statements.
                                      -3-

                           CHARTERMAC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                  Beneficial          Beneficial          Beneficial
                                Owners' Equity-     Owners' Equity      Owners' Equity
                                Convertible CRA        Other          Special Preferred
                                  Shareholders       Shareholders       Voting Shares
                                  ------------       ------------       -------------

Balance at December
  31, 2003                         $160,618            $622,771            $   161

Comprehensive income:
 Net income                           1,228               6,923

 Other comprehensive
   income (loss):
  Net unrealized loss
   on interest rate
   derivatives
  Net unrealized loss
   on revenue bonds:
  Unrealized holding
   loss arising during
   the period
  Less: Reclassification
   adjustment for net
   gain included in
   net income

 Total other
  comprehensive loss:

 Comprehensive loss

 Deferred compensation
Retirement of special
preferred voting shares                                                        (10)
Costs of issuance of
Convertible CRA Shares                 (148)
Issuance of common shares                                17,059
Distributions                        (2,628)            (20,515)
                                    -------             -------             ------

Balance at March 31, 2004          $159,070            $626,238            $   151
                                    =======             =======             ======



                                   Treasury                                           Accumulated
                                   Shares of                                             Other
                                   Beneficial       Deferred       Comprehensive     Comprehensive
                                    Interest      Compensation     Income (Loss)      Income (Loss)     Total
                                    --------      ------------     -------------      -------------     -----

Balance at December
  31, 2003                          $  (378)         $(19,385)                            $53,870      $817,657

Comprehensive income:
 Net income                                                          $   8,151                            8,151
                                                                     ---------
 Other comprehensive
   income (loss):
  Net unrealized loss
   on interest rate
   derivatives                                                          (2,292)
  Net unrealized loss
   on revenue bonds:
  Unrealized holding
   loss arising during
   the period                                                          (17,738)
  Less: Reclassification
   adjustment for net
   gain included in
   net income                                                             (260)
                                                                     ---------
 Total other
  comprehensive loss:                                                  (20,290)           (20,290)      (20,290)
                                                                     ---------
 Comprehensive loss                                                  $ (12,139)
                                                                     =========
 Deferred compensation                                  4,514                                             4,514
Retirement of special
preferred voting shares                                                                                     (10)
Conversion of
Convertible CRA Shares                                                                                    (148)
Issuance of common shares            (1,328)                                                             15,731
Distributions                                                                                           (23,143)
                                    -------           -------                              -------      -------

Balance at March 31, 2004           $(1,706)         $(14,871)                            $ 33,580     $802,462
                                     ======           =======                              =======      =======

         See accompanying notes to consolidated financial statements.
                                      -4-

                           CHARTERMAC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                    ============================
                                                        Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       2004             2003
                                                    ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   8,151        $  17,907
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  (Gain) loss on repayment of revenue bonds               (260)             412
  Depreciation and amortization                          6,570            2,473
  Provision for uncollectible accounts                     471                0
  Income allocated to preferred shareholders
    of subsidiary                                        4,724            4,724
  Income allocated to minority interest - SCUs           3,705               --
  Income allocated to minority interest                    105               28
  Issuance of shares of subsidiary -
    compensation expenses                                   --              867
  Deferred tax liability                                (3,471)          (1,204)
  Changes in operating assets and liabilities:
      Mortgage servicing rights                         (1,317)          (1,812)
      Other assets                                      33,805            7,401
      Accounts payable, accrued expenses and other
        liabilities                                    (17,467)         (20,582)
      Deferred compensation                              3,777               --
      Derivative assets and liabilities                  3,387               34
                                                     ---------        ---------

Net cash provided by operating activities               42,180           10,248
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from revenue bonds and notes              $  27,786        $  31,212
  Revenue bond acquisitions                            (91,065)          (3,050)
  Increase in investments in partnerships              (39,679)              --
  Increase in goodwill                                    (835)              --
  (Increase) decrease in cash and cash
    equivalents - restricted                             2,570             (187)
                                                     ---------        ----------
Net cash (used in) provided by investing
  activities                                          (101,223)          27,975
                                                      --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to shareholders                        (22,884)         (15,546)
  Distributions paid to preferred
    shareholders of subsidiary                          (4,724)          (4,724)
  Proceeds from financing arrangements                 127,569               --
  Principal repayments of
    financing arrangements                             (38,009)            (495)
  Increase in notes payable                             21,076            2,793
  Retirement of special preferred
    voting shares                                          (10)              --
  Options exercised                                         --              649
  Increase in treasury stock                            (1,328)              --
  Increase in other deferred costs                      (1,503)          (1,204)
                                                     ---------        ---------
Net cash provided by (used in)
  financing activities                                  80,187          (18,527)
                                                     ---------        ---------
Net increase in cash and cash equivalents               21,144           19,696

Cash and cash equivalents at the beginning
  of the period                                         58,257           55,227
                                                     ---------        ----------
Cash and cash equivalents at the end of
  the period                                        $   79,401       $   74,923
                                                     =========        =========
SUPPLEMENTAL INFORMATION:
  Interest paid                                     $    6,926       $    4,414
                                                     =========        ==========
  Taxes paid                                        $       --       $      103
                                                     =========        =========

         See accompanying notes to consolidated financial statements.
                                      -5-

                           CHARTERMAC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                    ============================
                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                       2004             2003
                                                    ----------------------------



Supplemental disclosure of non cash
  activities relating to FIN 46R:

  Decrease in revenue bonds                             33,821               --
  Increase in investments in
    partnerships - FIN 46R                          (2,173,621)              --
  Increase in assets consolidated
    pursuant to FIN 46R                               (210,494)              --
  Decrease in other assets - FIN 46R                     4,731               --
  Increase in notes payable and other
    liabilities consolidated
    pursuant to FIN 46R                              1,047,976               --
  Increase in minority interest in
    FIN 46R partnerships                             1,297,587               --
                                                     ---------        ---------

                                                    $       --       $       --
                                                     =========        =========

         See accompanying notes to consolidated financial statements.
                                      -6-

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 1 - General

CharterMac, which we refer to herein as "we", "us", "our", and "our Company", is a Delaware statutory trust, which commenced operations in October 1997. We and our subsidiaries are in the business of (i) portfolio investing, which includes acquiring and holding (directly and indirectly through our subsidiaries) federally tax-exempt multifamily housing revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income; (ii) mortgage banking, which includes originating and servicing mortgage loans on behalf of third parties such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal Housing Authority ("FHA");
(iii) credit enhancement, which includes guaranteeing tax credit equity returns and mortgage loans; and (iv) fund management, which includes sponsoring investment programs for a fee.

We and a majority of our subsidiaries are each either treated as partnerships or disregarded for federal income tax purposes. Therefore, we pass through to our shareholders, in the form of distributions, income (including federally tax-exempt income) derived from our investments without paying federal income tax on that income. We intend to operate so that a substantial portion of our ordinary income will be excluded from gross income for federal income tax purposes. Other income, such as capital gains and taxable interest income, as well as any dividend income from CharterMac Corporation ("CM Corp."), our wholly owned subsidiary, generally will be subject to tax.

In 1999, we formed CharterMac Equity Issuer Trust, a wholly owned subsidiary (collectively, with its subsidiaries, "Equity Issuer"), which holds a substantial portion of our revenue bonds. From time to time, Equity Issuer may issue Series A and Series B Cumulative Preferred Shares (cumulatively, "Preferred Shares") to institutional investors. The Preferred Shares have a senior claim to the tax-exempt income derived from the investments owned by Equity Issuer. Any income in Equity Issuer after the payment of the cumulative distributions on its Preferred Shares, and after the fulfillment of certain covenants, may then be allocated to CharterMac. The assets of Equity Issuer, while included in our consolidated financial statements, are legally owned by Equity Issuer and are not available to any creditors of our Company outside of Equity Issuer.

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

In December 2001, our Company, through CM Corp. acquired 80% of the outstanding capital stock of PW Funding Inc. and its subsidiaries ("PWF"). Under the acquisition agreement, the stockholders of PWF were granted the right to put their remaining 20% stock interest to CM Corp. after an initial period of 24 to 36 months. The agreement also grants CM Corp. the right to call the remaining 20% stock interest of PWF from PWF's stockholders after the same initial period of 24 to 36 months. Subsequent to the initial purchase of 80% of PWF's outstanding stock, and pursuant to terms of individual employee stock purchase agreements, we have purchased additional PWF stock. At March 31, 2004, we own approximately 87% of the outstanding shares of PWF stock.

On November 17, 2003, we acquired 100% of the ownership interests in and substantially all of the businesses operated by Related Capital Company ("RCC") (other than specific excluded interests). RCC had previously acted as our external manager ("Manager"). The acquisition was structured so that the selling principals of RCC contributed their ownership interests in RCC to CharterMac Capital Company, LLC ("CCC"), a newly formed subsidiary of CM Corp, in exchange for 15,854,505 special common units ("SCUs") in CCC. The SCUs are exchangeable for cash or, at our option, common shares on a one-for-one basis. All of the selling principals were also issued one special preferred voting share of our Company for each SCU they received. The special preferred voting shares have no economic interest, but entitle the holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares. One of the selling principals also received $50 million in cash. The selling principals of RCC included its four executive managing partners (Stuart
J. Boesky, Alan P. Hirmes, Marc D. Schnitzer and Denise L. Kiley), all of whom are members of our board of trustees, and an affiliate of The Related Companies, L.P., a New York limited partnership ("TRCLP") with a majority of its equity controlled by Stephen M. Ross, who is also the non-executive Chairman of our board of trustees. As a result of the acquisition, the economic interest in our Company of (i) TRCLP equals approximately 15.5% and (ii) our management and employees equals approximately 7.2%. We conduct our fund management business through RCC.

We are governed by a board of trustees comprised of eight independent managing trustees and seven managing trustees who are affiliated with RCC.

The consolidated financial statements include the accounts of CharterMac and its majority owned subsidiary business trusts and corporations which it controls. We also own approximately 87% of PWF and 100% of RCC through our wholly owned subsidiary, CM Corp. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, our "Company", as hereinafter used in these Notes, refers to CharterMac and its consolidated subsidiaries.

The accompanying interim financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. However, given the highly seasonal nature of our business, the operating results for the interim periods may not be indicative of the results for the full year.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of our investments in revenue bonds, mortgage servicing rights ("MSRs") and interest rate swap agreements.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

Significant Accounting Policies
-------------------------------

Investments in revenue bonds

We account for our investments in revenue bonds as available-for-sale debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), due to a provision in most of our revenue bonds under which we have a right to require redemption and they have the right to call the revenue bonds prior to their maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires us to classify these investments as "available-for-sale." Accordingly, investments in revenue bonds are carried at their estimated fair values, with unrealized gains and losses reported in accumulated other comprehensive income. Unrealized gains or losses do not affect the cash flow generated from property operations, distributions to shareholders, the characterization of the tax-exempt income stream or the financial obligations under the revenue bonds.

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

Equity Investments

Equity investments in other assets on the consolidated balance sheets include the following:

  Investment in ARCap - Our preferred equity investment in ARCap Investors, L.L.C. ("ARCap") is accounted for using the equity method because we have the ability to exercise significant influence, but not control, over ARCap's operating and financial policies.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks and investments in short-term instruments with an original maturity of three months or less. Certain amounts of cash and cash equivalents are restricted and serve as additional collateral for borrowings within our existing securitization programs.

Mortgage Banking Activities

PWF is an approved seller/servicer of multifamily mortgage loans for Fannie Mae, Freddie Mac, FHA and the Government National Mortgage Association ("Ginnie Mae"). For Fannie Mae, PWF is approved under the Delegated Underwriting and Servicing ("DUS") program. Under DUS, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire the mortgage loan based upon PWF's underwriting and PWF agrees to bear a portion of the risk of potential losses in the event of a default. Fannie Mae commitments may be made to acquire the mortgage loan for cash or in exchange for a mortgage-backed security backed by the mortgage loan. As a Program Plus lender for Freddie Mac, Freddie Mac agrees to acquire for cash from PWF loans for which PWF has issued commitments. Ginnie Mae agrees to exchange FHA-insured mortgages originated by PWF for Ginnie Mae securities.

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

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


delivered to PWF. PWF uses the cash it receives to repay its warehouse loans and the mortgage-backed securities are sold pursuant to prior agreements for cash, which is also used to repay warehouse loans. PWF also underwrites and originates multifamily and commercial mortgages for insurance companies and banks.

PWF receives origination fees which are included in mortgage banking fees in the consolidated statements of income. Neither we nor PWF retain any interest in any of the mortgage loans, except for MSRs and certain liabilities under the loss-sharing arrangement with Fannie Mae (see Note 9).

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

We have two areas of loss exposure related to PWF's lending activities. First, while a loan is recorded on the balance sheet, there is exposure to potential loss if a loan becomes impaired and defaults. Second, we have exposure to loss due to the retention of a portion of credit risk within PWF's servicing contract under the Fannie Mae DUS program.

For loans on our balance sheet, we identify loans that are impaired and evaluate the allowance for loss on a specific loan basis for losses believed to currently exist.

We account for exposure to loss under our servicing contract with Fannie Mae as guarantees under FIN 45 by recording an asset equal to our estimate of the portion of the servicing cash flows deemed to represent compensation for our guarantee for loans originated on or after January 1, 2003. On an ongoing basis, we will account for the asset by offsetting cash received for the guarantee against the asset and crediting interest income for the change in asset due to the passage of time. The portion of the liability representing an accrual for probable losses under SFAS No. 5 "Accounting for Contingencies" ("FAS 5") is adjusted as loss estimates change; the portion representing our willingness to stand by as guarantor will be amortized over the expected life of the guarantee.

Revenue Recognition

We derive our revenues from a variety of investments and guarantees, summarized as follows:

     o Revenue Bond Interest Income - Interest income is recognized at the stated rate as it accrues and when collectibility of future amounts is reasonably assured. Contingent interest is recognized when received. Interest income from revenue bonds with modified terms or where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts. Certain revenue bonds carry a different interest rate during the construction period, which will either increase or decrease for the balance of the term. In these cases, we calculate the effective yield on the revenue bond and use that rate to recognize interest over the life of the bond.

     o Mortgage Banking Fees - PWF fees earned for arranging financings under the Fannie Mae DUS product line as well as Freddie Mac, insurance and banking or other programs are recorded at the point the financing commitment is accepted by the mortgagor and the interest rate of the mortgage loan is fixed. PWF also receives fees for servicing the loans it has originated. This income is recognized on an accrual basis.

     o  Other Income

            Interest Income from Promissory Notes - Interest on mortgage loans and notes receivable is recognized on the accrual basis as it becomes due. Deferred loan origination costs and fees are amortized over the life of the applicable loan as an adjustment to interest income, using the interest method. Interest which was accrued is reversed out of income if deemed to be uncollectible.

            Interest  Income on  Temporary  Investments  - Interest  income from
            temporary  investments,   such  as  cash  in  banks  and  short-term
            instruments, is recognized on the accrual basis as it becomes due.

            Construction Service Fees - We receive fees, in advance, from borrowers for servicing revenue bonds during the construction period. These fees are deferred and amortized into other income over the anticipated call period.

            Credit Enhancement Fees - We receive fees for providing credit enhancements. The credit enhancement fees are received monthly and recognized in other income when received.

            Guarantee Fees - We receive fees for providing guarantees on guaranteed yields. These fees are deferred and recognized in other income on a pro-rata basis over the guarantee period.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


     o  Fund Management Fees

            Origination Fees - Origination fees include both property acquisition fees and partnership management fees which are received by RCC from the proceeds raised at formation of the investment funds. Property acquisition fees (generally 2% to 4% of equity raised) are for services performed in connection with the acquisition of interests in property-owning partnerships and are recognized when the earnings process is complete and collectibility is reasonably assured, which is defined as the date the investor equity is raised and the properties have been acquired by the investment fund. Partnership management fees (generally 1% of equity raised) are for services to be performed by RCC for (i) maintaining the books and records of the investment fund, including requisite investor reporting, and (ii) monitoring the acquired property interests to ensure that their development, leasing and operations comply with low income housing or other tax credit requirements. RCC recognizes these fees when such services are rendered, which, per the partnership agreements, are contractually over five years following the initial closing of the investment fund, using the straight-line method.

            Acquisition Fees - Acquisition fees are earned upon acquisition of investments by publicly-held entities for which RCC acts as the advisor. These fees are calculated as a percentage of the purchase price of investments acquired, up to 1%.

            Development Fees - Development fees are earned from properties co-developed by RCC with unaffiliated developers and sold to investment funds. Recognition of development fees is based on completion and stabilization of properties, after guarantees of completion and deficits are no longer deemed to require funding. The guarantees are issued by an affiliate of RCC, which is also a subsidiary of CharterMac, to the lender (for the underlying financing of the properties) on behalf of RCC and as required by the investment fund.

            Asset Management Fees - RCC earns asset management fees from its investment funds on an annual basis calculated based on a percentage of each investment fund's invested assets, generally 0.5%. These fees are paid from the investment fund's available working capital balances, and are earned by RCC for managing the Underlying Property assets of the investment fund. These fees are recorded monthly as earned, but only when the management of RCC determines that collection is reasonably assured based on the investment funds' working capital balance.

     o Equity in Earnings of ARCap - Our equity in the earnings of ARCap is accrued at our preferred dividend rate of 12%, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement. In the case where earnings are not sufficient to cover the 12% dividend rate, any excess dividends received would be a returned capital and would decrease our investment.

Deferred Costs

Prior to our acquisition of RCC, we paid fees to RCC, as our Manager, for its activities performed to acquire revenue bonds, including their evaluation and selection, negotiation of mortgage loan terms, coordination of property developers and government agencies, and other direct expenditures of acquiring or investing in revenue bonds. These fees are capitalized and amortized as a reduction to interest income over the terms of the revenue bonds. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the revenue bonds are charged to operations.

Costs incurred in connection with our various borrowings and securitization programs, such as legal, accounting, documentation and other direct costs, have been capitalized and are being amortized using the straight-line method over 10 years, which approximates the average remaining term to maturity of the revenue bonds in this program.

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

Financial Risk Management and Derivatives

We have entered into several derivative instruments, including an interest rate cap, interest rate swaps and forward bond purchase commitments, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted. We have designated the interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations. All but one of the interest rate swaps do not become effective until 2005. The one interest rate swap that is currently in place, is recorded at its fair market value each accounting period, with changes in market value being recorded in accumulated other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been perfectly effective, so it generated no ineffectiveness that needs to be included in earnings. The effectiveness of the other swaps is being measured using the hypothetical derivative method, until they go into effect in 2005. For the three months ended March 31, 2004, we recorded approximately $3.4 million as an expense representing the ineffective portion of these swaps. The interest rate cap, although designed to mitigate our exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the consolidated statements of income, where it is included in interest income. The forward commitments create derivative instruments under SFAS 133, which have been designated as cash flow hedges of the anticipated funding of the revenue bonds, and, as such, are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


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

We amortize intangible assets on a straight line basis over their estimated useful lives. The goodwill amounts are tested during the fourth quarter annually for impairment in accordance with the provisions of FAS 142. We have concluded that goodwill was not impaired at December 31, 2003 and nothing has occurred that would indicate goodwill has become impaired since that date.

Income Taxes

Effective July 1, 2001, we conduct most of our taxable business, including our mortgage servicing activities and fund management activities through CM Corp. and its subsidiaries. We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers.

We have three reportable business segments: portfolio investing, mortgage banking and fund management. Portfolio investing includes our activities related to investing in revenue bonds. Mortgage banking includes our activities, carried out through PWF involving originating mortgages on behalf of third parties. Fund management involves our activities related to providing management services to real estate investment programs sponsored by RCC.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB statement No. 123. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation. Because we account for our share options using the fair value method, implementation of this statement did not have an impact on our consolidated financial statements. We have adopted the provisions of SFAS No. 123 for its share options issued to employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to us until the vesting date, we estimate the fair value of the employee options at each period-end up to the vesting date, and adjust expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. In connection with the purchase of RCC, we issued 778,420 common shares to employees, of which 52,863 vested immediately. For the three months ended March 31, 2004, another 120,925 restricted

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


common shares vested. The remaining balance of 604,632 restricted common shares vests over periods ranging from one to four years. We recognized compensation expense for the vested shares at the market price for the shares on the grant date and deferred compensation expense for the non-vested shares also at the market price on the grant date.

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

FIN 46R is a complex standard that requires significant analysis and judgment. We have completed our evaluation of FIN 46R and its impact on our consolidated financial statements. We have concluded that we need to consolidate certain entities for which we are the general partner. For a more complete discussion, see Note 9 in these consolidated financial statements.

In recording our acquisition of RCC, we ascribed approximately $5 million of the purchase price to the estimated future cash flows to be received from general partner interests in investment partnership in which we maintain a non-equity controlling interest. However, from time to time the general partner of the investment funds, may be called upon to fund investment fund operations which we would advance on behalf of the general partner and would be repaid to us out of future operating cash flow or sale or refinancing proceeds received by the investment fund, so our maximum exposure to loss cannot be quantified. We also have exposure to losses under guarantees of returns on certain funds, as described in Note 16.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Pursuant to SFAS No. 150, on July 1, 2003 we classified the $273.5 million previously shown in the "mezzanine" (between liabilities and equity) in the consolidated balance sheets as "preferred shares of subsidiary subject to mandatory redemption" into the liability section, and the dividends paid on such shares (approximately $4.7 million for the period ended March 31, 2004) have been classified as interest expense; dividends related to prior periods continue to be classified as income allocated to preferred shareholders of subsidiary.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 2 - Revenue Bonds

Total interest income from revenue bonds, including participating interest, was approximately $31,851,000, for the three months ended March 31, 2004, which represents an average annual yield of 6.85% based on weighted average face amount of approximately $1,859,957,000.

The amortized  cost basis of our revenue  bonds  portfolio at March 31, 2004 and
December  31,  2003  was  approximately   $1,877,835,000   and   $1,814,180,000,
respectively. The net unrealized gain on revenue bonds in the amount of $39,091,000 at March 31, 2004 consisted of gross unrealized gains and losses of $60,632,000 and $21,541,000, respectively. The net unrealized gain on revenue bonds of $56,829,000 at December 31, 2003 consisted of gross unrealized gains and losses of $65,394,000 and $8,565,000, respectively.

The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at March 31, 2004, is summarized in the table below:

                                   Less than         12 Months
      (Dollars in thousands        12 months          or more        Total
      -----------------------------------------------------------------------
      Fair value                   $ 85,429          $389,997       $475,426
      Gross unrealized loss        $ (3,230)         $(18,311)      $(21,541)

The following is a table summarizing the maturity dates of our revenue bonds.

                                 Outstanding                   Weighted Average
      (Dollars in thousands)     Bond Amount      Fair Value     Interest Rate
      -------------------------------------------------------------------------
      Due in less than one year  $     2,872      $    2,750        9.18%
      Due between one and
        five years                    35,136          32,596        6.94%
      Due after five years         1,854,100       1,881,579        6.89%
      -------------------------------------------------------------------------
      Total/Weighted Average     $ 1,892,108      $1,916,925        6.89%
      -------------------------------------------------------------------------
        Less: FIN 46R
          Eliminations (1)       $    33,612      $   33,821
      -------------------------------------------------------------------------
      Total/Per Balance Sheet    $ 1,858,496      $1,883,104
      -------------------------------------------------------------------------
All of our revenue bonds have fixed interest rates.

(1) These bonds were eliminated for FIN 46R purposes because they relate to properties we are consolidating.

2004 Transactions
-----------------

The following table summarizes our acquisition activity for the three months ended March 31, 2004.



                                                                                   Weighted
                                                                   Weighted        Average
                                                     Aggregate      Average        Permanent    Number of
                                                     Purchase     Construction     Interest      Revenue
     (Dollars in thousands)           Face Amount      Price      Interest Rate      Rate         Bonds
     -----------------------------------------------------------------------------------------------------

     Construction/rehabilitation
       properties                     $91,065        $91,065          5.73%          6.6%          14

During the three months ended March 31, 2004, three revenue bonds were repaid. We received net proceeds of approximately $23.6 million. The bonds had a net carrying value of approximately $23.4 million, resulting in a gain of approximately $260,000.

NOTE 3 - Investment in Partnerships

Investments in partnerships at March 31, 2004 and December 31, 2003 consisted of:

                                                     March 31    December 31
       (Dollars in thousands)                          2004         2003
                                                     --------    -----------
       Investment to acquire equity interests         $63,713      $24,644
       Investment in properties in development          2,604        1,994
                                                     --------    -----------
                                                      $66,317      $26,638
                                                     ========    ===========

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


A subsidiary wholly owned by RCC acquires equity interests in property ownership entities on a short-term basis, and also invests funds with third party developers to develop properties for inclusion in offerings to investors, which are arranged by RCC. Such amounts are expected to be repaid to such subsidiary the proceeds of the equity and debt financing when the investment fund has closed. The developer has also guaranteed repayment of these investments to RCC. Substantially all of these investments are pledged as collateral for RCC's borrowings under the warehouse facility.

RCC also invests funds in affiliated entities, whereby subsidiaries of RCC co-develop properties to be sold to investment funds. Development investments include amounts invested to fund pre-development and development costs. Investment funds organized by RCC acquire the limited partnership interests in these properties. Repayment of such subsidiaries development investment is expected to be made from various sources attributable to the properties, including capital contributions of investments funds, cash flow from operations, and/or from co-development partners, who in turn have cash flow notes from the properties. In connection with RCC's co-development agreements, affiliates of CharterMac issue construction completion, development deficit guarantees and operating deficit guarantees to the lender and investment funds (for the underlying financing of the properties) on behalf of RCC.

NOTE 4 - Other Assets

Investment in ARCap

On October 18, 2001, our Company, through CM Corp., purchased 739,741 units of Series A Convertible Preferred Membership Interests in ARCap Investors, LLC at the price of $25 per unit, with a preferred return of 12%. The carrying values of our interests in ARCap at March 31, 2004 and December 31, 2003 were $19,054,409 in both periods, which is included in other assets in the consolidated balance sheets.

ARCap Investors, LLC was formed in January 1999 by REM/CAP and Apollo Real Estate Investors to invest exclusively in subordinated CMBS. Since then, ARCap has changed its focus and has begun to provide portfolio management services for third parties.

NOTE 5 - Deferred Costs

The components of deferred costs are as follows:

                                                   (Dollars in thousands)
                                                March 31,        December 31
                                                  2004              2003
                                                ----------       -----------

     Deferred bond selection costs (1)          $  47,783        $  46,479
     Deferred financing costs                      11,715           11,170
     Deferred costs relating to the
       issuance of preferred
       shares of subsidiary                        10,445           10,445
     Other deferred costs                           3,144            3,777
                                                ----------       -----------
                                                   73,087           71,871

     Less: Accumulated amortization               (14,431)         (13,463)
                                                ---------        ----------
                                                $  58,656        $  58,408
                                                =========        ==========

(1) This primarily represents the 2% bond selection fee paid to the Manager prior to our acquisition of RCC (see Note 7).

NOTE 6 - Goodwill and Intangible Assets

We adopted SFAS 141 on July 1, 2001 and SFAS 142, on January 1, 2002. We have determined that the amounts previously capitalized as goodwill relating to our initial formation and to our merger with American Tax Exempt Bond Trust, meet the criteria in SFAS 141 for recognition as intangible assets apart from goodwill, and accordingly will continue to be amortized over their remaining useful lives, subject to impairment testing.

In conjunction with our purchase of RCC, we acquired additional intangible assets and goodwill. The value of the intangible assets was verified via third party valuation. The excess of the total paid over the fair value of the assets and liabilities was classified as goodwill.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


The following table provides further information regarding our intangible assets:


                                                           (Dollars in thousands)
                            Other                                                        Total
                           Identifiable                            RCC                Identifiable
                            Intangible            PWF            Intangible            Intangible
                              Assets            Licenses           Assets                Assets            Goodwill
                           ------------         --------         ----------           ------------         --------
Balance at
  December 31, 2003         $  4,427            $  8,639          $185,300               $198,366          $214,744
Accumulated amortization      (2,227)               --              (1,936)                (4,163)               --
                           ------------         --------         ----------           ------------         --------
Net balance at
  December 31, 2003            2,200               8,639           183,364                194,203           214,744
Additions                         --                  --                --                     --               835
Conversion of SCUs
  to common shares                --                  --                --                     --            (7,997)
Amortization expense            (118)                 --            (4,052)                (4,170)               --
                           ------------         --------         ----------           ------------         --------
Net balance at
  March 31, 2004           $   2,082            $  8,639          $179,312               $190,033          $207,582
                           ------------         --------         ----------           ------------         --------
Amortization expense
  for the three months
  ended March 31, 2004     $     118            $     --          $  4,052               $  4,170          $     --
                           ------------         --------         ----------           ------------         --------
Estimated amortization
  expense per year for
  next five years          $     472            $     --          $ 16,208               $ 16,680          $     --
                           ------------         --------         ----------           ------------         --------

The amortization of other identifiable intangible assets is included as a reduction to revenue bond interest income.

The amounts indicated as goodwill in the accompanying consolidated financial statements as of March 31, 2004 are related to the acquisitions, on December 31, 2001 of PWF and on November 17, 2003 of RCC. These amounts represent goodwill under SFAS 142, and therefore, are not being amortized. In accordance with SFAS 142, we performed the required annual impairment tests in the fourth quarter of 2003 and determined that no impairment existed at December 31, 2003. Nothing has occurred since that date that would indicate there has been any subsequent impairment.

NOTE 7 - Related Party Transactions

Due to our acquisition of RCC, our related parties have changed substantially from the period prior to the acquisition to the period after the acquisition.

Prior to the RCC Acquisition

Prior to our acquisition of RCC, we and our subsidiaries had engaged a subsidiary of RCC to provide us with management services.

Pursuant to the terms of our prior Management Agreement, the Manager was entitled to receive the fees and other compensation set forth below:

Fees/Compensation*             Amount
-----------------              ------
Bond Selection Fee             2.00% of the face amount of each asset invested
                               in or acquired by CharterMac or its subsidiaries.
Special                        0.375% per annum of the total
Distributions/Investment       invested assets of CharterMac or its
Management Fee                 subsidiaries.
Loan Servicing Fee             0.25% per annum based on the
                               outstanding face amount of revenue bonds and
                               other investments owned by CharterMac or its
                               subsidiaries.
Operating Expense              For direct expenses incurred by the
Reimbursement                  Manager in an amount not to exceed
                               $901,035 per annum (subject to increase based on
                               increases in CharterMac's and its subsidiaries'
                               assets and to annual increases based upon
                               increases in the Consumer Price Index).
Incentive Share Options        The Manager may receive options to
                               acquire additional Common shares
                               pursuant to the Share Option Plan
                               only if CharterMac's distributions in
                               any year exceed $0.9517 per common
                               share and the Compensation Committee
                               of the Board of Trustees determines
                               to grant such options.
Liquidation                    Fee 1.50% of the gross sales price of the assets
                               sold by CharterMac in connection with a
                               liquidation of CharterMac assets supervised by RCC.

* RCC is also permitted to earn miscellaneous compensation which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed. A bond placement fee of 1.0% to 1.5% of the face amount of each asset invested in or acquired by CharterMac or its subsidiaries is payable to the Manager by the borrower, and not by CharterMac or its subsidiaries.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Affiliates of RCC may provide certain financial guarantees to facilitate leveraging by CharterMac, for which they could be paid market rate fees. In addition, affiliates of RCC may provide certain financial guarantees to the owner (or partners of the owners) of the Underlying Properties securing CharterMac's revenue bonds, for which they could be paid market rate fees.

Subsequent to the RCC Acquisition

On November 17, 2003, CCC entered into an agreement with TRCLP for the purpose of TRCLP to provide various services to CCC and any of its affiliates including RCC. The services provided include computer support, office management, payroll, human resources and other office services as defined in the agreement. The majority of the services are charged to CCC at 100% of the direct costs incurred by TRCLP.

General

The costs, expenses and the special distributions paid or payable to RCC, prior to our acquisition of RCC, its affiliates and TRCLP for the three months ended March 31, 2004 and 2003 were as follows:


                                                  Paid or Payable to TRCLP,
                                                     RCC and Affliliates
                                                ----------------------------
                                                   Three Months Ended
                                                           March 31,
                                                ----------------------------
           (Dollars in thousands)                 2004              2003
                                                ----------       -----------

  Special distribution/Invetment management fee        --        $   1,483
  Bond servicing fees                                  --            1,015
  Expense reimbursement                                --              233
  Shared service agreement                          1,252               --
                                                ----------       -----------
                                                 $  1,252        $   2,731
                                                ==========       ===========


Substantially all of RCC's revenues are received from investment funds they have originated and manage. Affiliates of RCC maintain a continuing equity interest in the investment funds' general partner and/or managing member/advisor. RCC has no direct investments in these general partner and/or managing member/advisor entities, and RCC does not guarantee the obligations of the general partner and/or managing member/advisor entities. RCC has agreements with these entities under which RCC provides ongoing services for the investment funds on behalf of the general partners and/or managing members/advisors, and receives all fee income to which these entities are entitled. RCC does not participate in the investment funds' operating income or losses or on gains or losses from property sales.

As of March 31, 2004, the obligors of certain revenue bonds are local partnerships for which the general partners of the controlling investment partnerships are non-equity managing partners controlled by RCC.

As of December 31, 2002, the owner of the Underlying Property and obligor of the Highpointe revenue bond was an affiliate of RCC who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the Underlying Property. Buyers are being sought who would make equity investments in the Underlying Property and assume the nonrecourse obligations for the revenue bond or otherwise buy the property and payoff all or most of the revenue bond obligation.

In December 2001, we completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS") pursuant to which CM Corp. initially will receive a fee in return for assuming MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans originated by CreditRe Mortgage Capital, LLC, an affiliate of Credit Suisse First Boston and the Related Companies, L.P. Our maximum exposure under the terms of the transaction was approximately $19 million at March 31, 2004 and December 31, 2003.

We have entered into several agreements with an unrelated third party (the "Primary Guarantor") to guarantee agreed-upon internal rates of return for pools of multifamily properties owned by real estate investment funds for which we have received guarantee fees for the three months ended March 31, 2004 totaling approximately $566,000. No guarantee fees were received during the same period of 2003.

Related Management Company, which is wholly owned by TRCLP earned fees for performing property management services for various properties held in investment funds, which are managed by RCC. The fees totaled $720,000 and $608,000 for the three months ended March 31, 2004 and 2003, respectively.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE 8- Earnings Per Share, Profit and Loss Allocations and Distributions

Prior to our acquisition of RCC, pursuant to our Trust Agreement and the Management Agreement with the Manager, RCC was entitled, in its capacity as our general partner, to a special distribution equal to .375% per annum of our total invested assets (which equals the face amount of the revenue bonds and other investments), payable quarterly. After payment of the special distribution, distributions were made to the shareholders in accordance with their percentage interests. Income was allocated first to RCC in an amount equal to the special distribution. The net remaining profits or losses, after a special allocation of ..1% to RCC, were then allocated to shareholders in accordance with their percentage interests.

Subsequent to the RCC acquisition, CCC's income is allocated first to the holders of the SCUs in an amount equivalent to the SCU holders ownership percentage, assuming all SCUs converted to common shares, divided by .72, to take into account the fact that dividends paid on the SCUs are taxable.

Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income per share is calculated by dividing income allocated to Common and Convertible CRA Shareholders ("Shareholders") by the weighted average number of Common and Convertible CRA Shares outstanding during the period. The Convertible CRA Shareholders are included in the calculation of shares outstanding as they share the same economic benefits as Common shareholders, including receipt of the same dividends per share as common shareholders. Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method. The dilutive effect of the SCUs is calculated using the "if-converted method". The SCUs will always be antidilutive, because while the shares are convertible on a one-to-one basis, the dividends paid will always be greater than the dividends paid per common share.

                                                    (Dollars in thousands)
                                              Three Months Ended March 31, 2004
                                             -----------------------------------

                                            Income        Shares      Per Share
                                           Numerator    Denominator     Amount
                                          -----------   -----------   ----------

  Net income allocable to share-
     holders (Basic EPS)                  $  8,151     51,591,109     $   0.16
                                                                       =======
    Effect of dilutive securities
      106,581 share options                     --        248,032
                                          --------     ----------
    Diluted net income allocable to
      shareholders (Diluted EPS)          $  8,151     51,839,141     $   0.16
                                          ========     ==========      =======

                                                    (Dollars in thousands)
                                              Three Months Ended March 31, 2003
                                             -----------------------------------

                                            Income       Shares       Per Share
                                           Numerator    Denominator     Amount
                                          -----------   -----------   ----------

  Net income allocable to share-
    holders (Basic EPS)                   $  16,494    45,013,292     $   0.37
                                                                       =======
    Effect of dilutive securities
      168,136 stock options                     --        57,303
                                          ----------   ---------
  Diluted net income allocable to
    shareholders (Diluted EPS)            $  16,494    45,070,595     $   0.37
                                          =========    ==========      =======


* Includes Common and Convertible CRA Shares.

During the quarter ended September 30, 2002, we issued 40,000 options at a strike price of $17.56. These options vest equally, in thirds, in September 2003, 2004 and 2005 and expire in 10 years. These options were dilutive for the three months ended March 31, 2004 and were taken into account in the calculation of diluted shares. At March 31, 2004, these options had a fair value of $103,600 based on the Black-Scholes pricing model, using the following assumptions: dividend yield of 5.97%, estimated volatility of 20%, swap rate of 4.016% and expected lives of 8.5 years. We recorded compensation cost of $20,458 and $1,693 for the three months ended March 31, 2004 and 2003, relating to these options, respectively.

As part of the RCC acquisition, we issued 1,000,000 options to Stephen M. Ross, at a strike price of $17.78, which vest over five years and expire in 10 years. At March 31, 2004, these options had a fair value of approximately $2,630,000.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Also, in conjunction with the RCC acquisition, we issued 778,420 restricted common shares to various individuals who are either employees of RCC or TRCLP. A small portion of these shares, 52,863, vested immediately. For the three months ended March 31, 2004, another 120,925 restricted common shares vested. The remaining balance of 604,632 restricted common shares vests over periods ranging from one to four years.

We have recorded deferred compensation of approximately $14.9 million and $19.4 million at March 31, 2004 and December 31, 2003, respectively, included in the equity section of our consolidated balance sheets. The deferred compensation is being amortized as compensation expense on a straight line basis over the respective vesting periods (approximately $4.5 million for the three months ended March 31, 2004). Distributions paid related to these non-vested shares are being recorded directly to equity (approximately $3.5 million for the three months ended March 31, 2004).

The following table shows the number of options outstanding, granted, exercised and exercisable and the exercise price of those options.


                                                                              March 31,             December 31,
                                                                                2004                   2003
                                                                ---------------------------------------------------------------
                                                                               Weighted                        Weighted
                                                                               Average                         Average
                                                                               Exercise                        Exercise
                                                                Options         Price          Options         Price
                                                         ----------------------------------------------------------------------
Options outstanding at beginning of year                       1,119,914      $   17.33        263,509        $     12.47

Options granted during the period                                     --           --        1,000,000        $     17.78

Options exercised during  the period                                  --           --          143,595        $   11.5625
                                                               ---------                     ---------
Options outstanding at end of period                           1,119,914      $   17.33      1,119,914
                                                               ---------                     ---------
Options exercisable at end of period                            $93,247       $ 11.5625         93,247        $     12.42

Weighted-average fair value of options granted during the year                                                $ 3,460,000




The following table summarizes information about stock options outstanding at March 31, 2004.



                    Options Outstanding                                                Options Exercisable
-------------------------------------------------------------------------------------------------------------------------------
                      Number       Weighted-Average        Weighted        Number          Weighted
      Exercise     Outstanding         Remaining           Average      Exercisable         Average
      Prices       at 3/31/04      Contractual Life    Exercise Prices   at 3/31/04      Exercise Price
-------------------------------------------------------------------------------------------------------------------------------

     $11.5625        79,914              7.2                 $11.5625       79,914         $11.5625

     $  17.78     1,000,000              9.6                 $17.7800           --         $17.7800

     $  17.56        40,000              8.5                 $17.5600       13,333         $17.5600



Other
-----

Through November 17, 2003, two of our independent trustees were entitled to receive annual compensation for serving as trustees in the aggregate amount of $17,500 payable in cash (maximum of $7,500 per year) and/or common shares valued at their fair market value on the date of issuance. The third independent trustee is entitled to receive annual compensation in the aggregate amount of $30,000 payable in cash (maximum of $20,000 per year) and/or common shares. As of March 31, 2004 and December 31, 2003, 2,198 and 1,728 common shares, respectively, having an aggregate value on the date of issuance of $30,000 each year, were issued to the independent trustees as compensation for services rendered during the years ended December 31, 2003 and 2002. The independent trustees also received an aggregate of 5,535 shares, worth $97,500 at the time of issuance, as payment for their work on the special committee analyzing the proposed acquisition of RCC. After the acquisition of RCC, the five new independent trustees received $18,750 as compensation for their services rendered during the year ended December 31, 2003. In 2004, all eight of the independent trustees will receive annual compensation of $30,000 payable in cash (maximum of $15,000 per year) and/or common shares valued at their fair market value on the date of issuance.

Effective May 3, 2000, we implemented a dividend reinvestment and Common share purchase plan (the "Plan"). Under the Plan, common shareholders may elect to have their distributions from our Company automatically reinvested in additional common shares at a purchase price equal to the average of the high and low market price from the previous day's trading. If a common shareholder participates in the Plan, such shareholder may also purchase additional common shares through quarterly voluntary cash payments with a minimum contribution of $500. There are no commissions for common

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


shares purchased under the Plan. Participation in the Plan is voluntary and a common shareholder may join or withdraw at any time. The opportunity for participation in the Plan began with the distributions paid in August 2000.

The board of trustees has authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 1,500,000 of its common shares. The repurchases will be made in the open market and the timing is dependant on the availability of common shares and other market conditions. As of March 31, 2004 and December 31, 2003, we have acquired 82,430 and 22,632 of its common shares for an aggregate purchase price of approximately $1,706,000 and $378,000, respectively (including commissions and service charges). Repurchased common shares are accounted for as treasury shares of beneficial interest.

NOTE 9 - Commitments and Contingencies

PW Funding Inc.

PWF is required to meet minimum net worth and capital requirements and to comply with other requirements set by Fannie Mae, Freddie Mac, Ginnie Mae and FHA.

PWF maintains, as of March 31, 2004, treasury notes of approximately $5.3 million and a money market account of approximately $0.9 million, which is included in cash and cash equivalents-restricted in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.2 million.

PWF has liability under the terms of its master loss sharing agreement with Fannie Mae for a portion of any loss that may result from borrower defaults on the mortgage loans it originates and sells to Fannie Mae.

We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At March 31, 2004, that reserve was approximately $6.9 million, which we believe represents its maximum liability at this time. Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet National Bank ("Fleet"), guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

At March 31, 2004, PWF had commitments of approximately $46.7 million to six borrowers.

Credit Enhancement Transaction

CM Corp. completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS"), pursuant to which, CM Corp. assumes MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. Our maximum exposure under the terms of the transaction was approximately $19.0 million at March 31, 2004.

As of March 31, 2004, the credit enhanced pool of properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on its guaranty. Should our ongoing analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Yield Guarantee Transaction

We have entered into several agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed upon rates of return for pools of seven multifamily properties each owned by RCGCP II, an investment fund sponsored by RCC prior to our acquisition of RCC.

These transactions were each structured as two separate guarantees, one primarily guaranteeing the return through the lease-up phase of the properties and the other guaranteeing the return through the operating phase of the properties. The fee for the first guarantee is paid at closing. The fee for the second guarantee is typically paid in two installments. These fees will be recognized in income on a straight line basis over the period of the respective guarantees.

Some of the properties included in these pools have been financed with the proceeds of revenue bonds acquired by an affiliate of CharterMac. In connection with these transactions, the Primary Guarantor required that those revenue bonds be deposited into a trust pursuant to which the revenue bonds were divided into senior and subordinated interests with 50% of each revenue bond being subordinated. We have financed the senior trust interest as part of the Merrill Lynch P-FloatsSM/RitesSM program. The subordinate trust interests are being used as collateral in other of our financing programs.

In connection with these transactions, we posted collateral to the Primary Guarantor in the form of either cash or revenue bonds of approximately $601 million.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

Other

We have entered into transactions related to certain properties, pursuant to which we provide credit support to the construction lender for project completion and Fannie Mae conversion and will be obligated to acquire subordinated bonds to the extent the construction period bonds do not fully convert.

Up until the point of completion, we will guaranty to the construction lender reimbursement of any draw on its construction letter of credit up to 40% of the stated amount of the letter of credit. Following completion, up until the project loan converts to permanent loan status, we will guarantee the full amount of the letter of credit. Our maximum exposure, related to these three transactions, is approximately $27 million.

The developer has also issued several guarantees to the construction lender, each of which would be called upon before our guarantees, and each of which would be assigned to us should its guarantees be called.

We have entered into other transactions to purchase revenue bonds pursuant to agreements which require us, at the earlier of stabilization or conversion to permanent financings to acquire Series A and Series B revenue bonds at predetermined prices and interest rates. We are obligated to purchase the revenue bonds only if construction is completed. We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. An unrelated third party lender will advance funds to the developer, as needed during the construction period, at a floating rate. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded. The total potential amount we could possibly be required to fund is $83.4 million.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 10 - Financial Risk Management and Derivatives

Our revenue bonds generally bear fixed rates of interest, but the interest rates we pay under our securitization programs are variable rates re-set weekly or every 35 days, so we are exposed to interest rate risk. Various financial vehicles exist which allow our management to hedge against the impact of interest rate fluctuations on our cash flows and earnings.

We currently manage a portion of our interest rate risk through the use of The Bond Market Association ("TBMA") indexed interest rate swaps. Under each interest rate swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the TBMA index, which is the most widely used tax-exempt floating rate index. As of March 31, 2004, we have entered into one such swap with MLCS as counterparty with a notional amount of $50 million fixed at an annual rate of 3.98%, which expires in January 2006. We have also entered into several interest rate swaps with Fleet National Bank and RBC Capital Markets as the counterparty all of which go into effect in January 2005. The notional amount on these swaps totaled $450 million. The weighted average fixed interest rate is 3.07% and they mature from January 2007 to January 2010.

The average TBMA rates for the three months ended March 31, 2004 and 2003, were 0.95% and 1.07%, respectively. Net swap payments received by us, if any, will be taxable income to our Company and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with us; however, there is no current indication of such an inability.

At March 31, 2004, the fair market value of our interest rate swaps of approximately $6.5 million were recorded in our consolidated balance sheets. Interest paid or payable under the terms of the swaps, of approximately $638,000, is included in interest expense. For the three months ended March 31, 2004, we recorded approximately $3.4 million as an expense representing the ineffective portion of these swaps.

During January 2002, we entered into an interest rate cap agreement with Fleet, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate our exposure to rising interest rates, we have not designated this interest rate cap as a hedging derivative. As of March 31, 2004, this interest rate cap was recorded as an asset with a fair market value of $18,101 included in other assets in the consolidated balance sheets. Because we have not designated this derivative as a hedge, the change in fair market value flows through the consolidated statements of income, where it is included in interest rate derivatives, in the amount of $(15,902) for the three months ended March 31, 2004.

NOTE 11 - Dividends and Restricted Assets

CharterMac may not receive any distributions from its subsidiary, Equity Issuer, until Equity Issuer has either paid all accrued but unpaid distributions related to its preferred shares, or in the case of the next following distribution payment date, set aside funds sufficient for payment. The distributions related to the preferred shares are payable only from Equity Issuer's quarterly net income, defined as the tax-exempt income (net of expenses) for the particular calendar quarter. Equity Issuer is required, under the terms of its preferred share issuance, to meet certain leverage ratios calculated as its total obligations divided by the gross fair value of investments. This could limit the ability of Equity Issuer to distribute cash or revenue bonds to our Company or to make loans or advances to our Company.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Equity Issuer and its subsidiaries hold Revenue Bonds, which at March 31, 2004, had an aggregate carrying amount of approximately $1.8 billion that serve as collateral for securitized borrowings or are securitized. The total securitized borrowings at March 31, 2004 were approximately $406 million. Equity Issuer's net assets at March 31, 2004 were approximately $508 million.

NOTE 12 - Business Segments

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

The fund management segment consists of subsidiaries that generate fee income from the asset management, underwriting, originating and other services provided to the real estate equity investment programs RCC sponsors, and the management and related services provided to us and a publicly-traded real estate investment trust.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The following table provides more information regarding our Company's segments:


                                Three Months Ended March 31, 2004                  Three Months Ended March 31, 2003 (1)
                       -----------------------------------------------------   ------------------------------------------
                         Portfolio    Mortgage       Fund                      Portfolio        Mortgage
(Dollars in thousands)   Investing    Banking      Management      Total       Investing        Banking        Total
                       -----------------------------------------------------   ----------------------------------------
Total revenues         $    34,012    $  3,880    $     9,492    $    47,384    $  28,602      $  3,319      $   31,921
                       =====================================================   =======================================
Net income (loss)      $    21,103    $    700    $   (13,652)   $     8,151    $  18,487          (580)     $   17,907
                       ====================================================    =======================================
Assets consolidated
pursuant to FIN 46R    $       --     $     --    $ 2,384,115    $ 2,384,115    $      --      $    --       $       --
                       =====================================================  =========================================
Total assets           $ 2,117,043    $ 64,644    $ 2,799,714    $ 4,981,401    $1,720,371     $ 110,894     $1,831,265
                       =====================================================  =========================================


(1) The Fund Management segment began with our acquisition of RCC on November 17, 2003.



NOTE 13 - Notes Payable

In connection with the acquisition of PWF, we entered into a loan commitment (the "PWF Acquisition Loan"). The PWF Acquisition Loan has a term of five years with an interest rate of LIBOR plus 2.25%. The loan is interest only for the first twelve months. Beginning in January 2003 and through the remaining loan term, quarterly straight-line principal amortization on the initial advance is paid based on a ten-year amortization period.

At March 31, 2004 and December 31, 2003, there was approximately $24.5 million and $25.2 million outstanding on this loan, respectively, included in notes payable in the accompanying consolidated financial statements.

PWF has a $100 million secured, revolving mortgage warehouse facility, subject to annual renewal. CM Corp. is a guarantor of this PWF warehouse facility. The interest rate for each warehouse advance is the Fed Funds rate at the end of each year plus 1.25%, which at March 31, 2004 was 2.24%. At March 31, 2004 and December 31, 2003, the amount outstanding was approximately $4.8 million and $21.9 million, respectively.

In order to further increase financial flexibility, on March 31, 2003, Equity Issuer entered into a $75 million secured revolving tax-exempt bond warehouse line of credit with Fleet National Bank and Wachovia Bank N.A. This facility has a built in accordion feature allowing up to a $25 million increase for a total size of $100 million and a term of two years, plus a one year extension at our option. This facility bears interest at 31, 60, 90, or 180-day reserve adjusted LIBOR plus 1.5%, or prime plus 0.25%, at our option. During the third quarter of 2003, Citibank became the third lender under this facility. The outstanding balance of this facility at March 31, 2004 was approximately $21.7 million.

On November 17, 2003, CM Corp. entered into $50 million and $10 million acquisition bridge loan facilities with Wachovia Bank in order to fund the cash portion, fees and expenses of our acquisition of RCC. These bridge loan facilities have a nine-month term with two 90-day extension options. We have pledged our common ownership interest in the Equity Issuer as security under these facilities. The facilities are pre-payable at any time and bear interest at LIBOR plus 1.5% and 2.4%, respectively. As of March 31, 2004 and December 31, 2003, CM Corp. had borrowed

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


the  full  $60  million  available  under  these facilities.

On November 17, 2003, RCC entered into a warehouse facility in the amount of $85 million, with Fleet National Bank, Merrill Lynch C.D.C and Citicorp, USA. This facility has a maturity date of October 29, 2004 and bears interest, at RCC's option, at either LIBOR plus 2% or the prime rate plus .125%. At March 31, 2004, there was an outstanding balance of $63.3 million at a weighted average net rate of 3.90%. This facility is collateralized by a lien on certain limited partnership interests (See Note 4). Payments of interest only are due on a monthly basis. RCC has the option to extend the warehouse facility upon its maturity in 2004.

                       Minimum payments due
                              under
                      non-cancellable leases
                ---------------------------------------
               (Dollars in thousands)      Payments Due
               ----------------------      ------------
                    2004                     $130,204
                    2005                       24,456
                    2006                        2,726
                    2007                        2,726
                    2008 and thereafter        14,314
                                            -----------
                                             $174,426
                                            ===========

NOTE 14 - Financing Arrangements

We raise capital to acquire additional revenue bonds through two securitization programs.

P-FLOATSSM/RITESSM Program

During 2004, we transferred 20 revenue bonds with an aggregate face amount of approximately $118.8 million to the P-FLOATSSM/RITESSM program and received proceeds of approximately $127.6 million. Additionally, we repurchased three revenue bonds with an aggregate face value of approximately $28.4 million. As of March 31, 2004 our total borrowings outstanding were approximately $406 million.

Our cost of funds relating to our secured borrowings under the Merrill Lynch P-FLOATSSM/RITESSM program (calculated as interest expense as a percentage of the weighted average amount of the secured borrowings) was approximately 1.9% and 2.0%, annualized, for the three months ended March 31, 2004 and 2003, respectively.

MBIA Securitization Programs

As of March 31, 2004, the maximum amount of capital we could raise under the security agreement with MBIA was $650 million, including $425 million in Floater Certificates under the Owner Trust and $225 million in Auction Certificates under the Auction Trust. In addition, the surety commitment by MBIA was recently extended for eight years, through October 1, 2011. As of March 31, 2004, total outstanding was $383.5 million under the Floater Certificate structure and $100 million under the Auction Certificate structure.

Our Company's floating rate cost of funds relating to our MBIA securitizations (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 2.05% and 2.08% for the three months ended March 31, 2004 and 2003, respectively.

The following table shows the components of the financing arrangements.

                                        Amount Financed (Dollars in thousands)
    Financing Arrangement             March 31, 2004          December 31, 2003
    ---------------------             --------------          -----------------
     P-FLOATSSM/RITESSM                 $406,068                 $316,508
     MBIA: Low Floater                   383,500                  383,500
     MBIA: Auction Rate                  100,000                  100,000
     Fixed-Rate Securitization           100,000                  100,000
                                         -------                  -------
       Total                            $989,568                 $900,008
                                         =======                  =======

NOTE 15 - Shareholders' Equity

In February 2004, our Company, at the shareholders' request, converted 771,080 of outstanding Convertible CRA Shares to Common Shares. The conversion was based on a one-to-one conversion ratio.


NOTE 16 - FASB Interpretation No. 46

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

Through our acquisition of RCC, we entered the Low Income Hosing Tax Credit ("LIHTC") syndication business, becoming the general partner or equivalent in over 70 investment funds. Typically, the investors acquire all limited partnership interest in an upper-tier, or investment partnership or 100% of the membership interest if structured as a limited liability company. The investment partnership, in turn, invests as a limited partner in one or more lower-tier, or operating partnerships, that own and operate the housing projects. Limited partners in the investment partnerships are most often corporations who are able to utilize the tax benefits and, in most cases, are not anticipating any economic benefit from the investment other than the expected tax benefits. In some cases, in conjunction with the final disposition of the portfolio, there may be some additional return to the limited partners.

There are certain entities in which the limited partners have the right to remove us as the general partner or managing member without cause. These entities are not VIEs under the provisions of FIN 46R therefore will not be consolidated.

Entities and operating partnerships in which the limited partners or limited members do not have the right to remove us as the general partner or managing member are variable interest entities as defined by FIN 46R. We have concluded that as the general partner or managing member for these type of investments, we are the primary beneficiary as defined by FIN 46R because we absorb the majority of the expected income and losses disproportionate to our actual ownership interest.

We have included the consolidated amounts in Investments in partnerships - FIN 46R, assets consolidated pursuant to FIN 46R, notes payable and other liabilities consolidated pursuant to FIN 46R, and minority interest in FIN 46R partnerships in the consolidated balance sheets at our cost basis as of December 31, 2003 (such date approximates the date we became involved in these entities), which approximates their fair values.

NOTE 17 - Subsequent Events

New Acquisitions
----------------

Subsequent to March 31, 2004, CharterMac has acquired one revenue bond with an aggregate face amount of approximately $8.0 million, secured by 321 multifamily units. We have also advanced additional funds to revenue bonds which were previously acquired totaling approximately $4.5 million.

LIHTC  Guarantee
---------------

On April 19, 2004, we completed our fourth transaction to guarantee tax benefits to an investor in a partnership designed to earn LIHTCs. We entered into two agreements with the Primary Guarantor to guarantee an agreed-upon rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series D for which our Company will receive guarantee fees totaling approximately $6.5 million in three installments as well as acquisition, partnership management and asset management fees amounting to $7.4 million.

Conversion of Convertible CRA Shares to Common Shares
-----------------------------------------------------

On April 26, 2004, an investor converted 216,540 of outstanding Convertible CRA Shares to Common Shares. The conversion was based on a one-to-one conversion ratio for the Convertible CRA Shares.

                           CHARTERMAC AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------

We are CharterMac, a Delaware statutory trust, which commenced operations in October 1997. We and our subsidiaries are in the business of (i) portfolio investing, which includes acquiring and holding (directly and indirectly through our subsidiaries) federally tax-exempt multifamily housing revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income; (ii) mortgage banking, which includes originating and servicing mortgage loans on behalf of third parties such as the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Government National Mortgage Association ("Ginnie Mae") and the Federal Housing Authority ("FHA"); (iii) credit enhancement, which includes guaranteeing tax credit equity returns and mortgage loans; and (iv) fund management, which includes sponsoring investment programs for a fee.

We and a majority of our subsidiaries, are each either treated as partnerships or disregarded for federal income tax purposes. Therefore, we pass through to our shareholders, in the form of distributions, income (including federally tax-exempt income) derived from our investments without paying federal income tax on that income.

We conduct most of our  portfolio  investing  through  CharterMac  Equity Issuer
Trust (collectively, with its subsidiaries, "Equity Issuer"). Portfolio investing includes the acquisition and ownership (directly and indirectly through our subsidiaries) of federally tax-exempt multifamily housing revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income. The proceeds of the revenue bonds are used to make mortgage loans for the construction, rehabilitation, acquisition or refinancing of affordable multifamily housing properties throughout the United States.

Our Company, through its wholly owned subsidiary CharterMac Corporation ("CM Corp."), owns approximately 87% of the outstanding capital stock (85% of the economics) of PW Funding, Inc. ("PWF"), a national mortgage banking firm specializing in multifamily housing. CM Corp. expects to acquire the remaining outstanding capital stock of PWF over the next 6 to 18 months. As a result of the acquisition of PWF, our Company has diversified the range of our investment products and is able to offer developers fixed and floating rate tax-exempt and taxable financing through Fannie Mae, Freddie Mac and FHA for affordable and market rate multifamily properties. Combining this with our Company's core business of investing in revenue bonds and its affiliation with RCC, we are able to provide developers with financing for all aspects of their property's capital structure.

We also own Related Capital Company ("RCC"). RCC is in the business of syndicated Low Income Housing Tax Credits ("LIHTC") via investment partnerships and providing origination, acquisition, asset management and partnership management services to partnerships we sponsor, which are the LIHTC syndication vehicles.

Results of Operations
---------------------

The following is a summary of our operations for the three months ended March 31, 2004 and 2003. Net income for the three months ended March 31, 2004 and 2003 was approximately $8.2 million and $18.0 million, respectively.

Revenues

                                          For the Three Months Ended March 31,

(Dollars in thousands)                 2004          2003          % Change
-----------------------------------------------------------------------------

Revenue bond interest income          $31,851       $26,250        21.3%
Fee income
  Mortgage banking fees                 3,116         3,067         1.6%
  Fund management fees                  7,867           N/A          N/A
Other income                            4,550         2,604        74.7%
                                     ----------------------------------------
Total revenues                        $47,384       $31,921        48.4%
                                     ========================================


Total revenues for the three months ended March 31, 2004, increased by approximately 48.4% or $15.5 million over 2003, primarily due to increases in revenue bond interest income of approximately 21.3% or $5.6 million and $7.9 million in fund management fees.

The increase in revenue bond interest income is primarily due to new bonds acquired during later quarters of 2003 and during 2004. The increase in fund management fees represents the fee income earned by RCC.

Expenses

                                For the Three Months Ended March 31,

          (Dollars in thousands)                2004         2003      % Change
          ----------------------------------------------------------------------
          Interest expense                   $ 5,521       $ 3,816        44.7%
          Interest expense - distribution
            to preferred shareholders of
            subsidiary                         4,724           N/A         N/A
          Recurring fees - securitizations     1,065           963        10.6%
          Salaries and benefits               13,882         3,360       313.2%
          Interest rate derivatives            3,387           N/A          N/A
          General and administrative           6,349         3,694        71.9%
          Depreciation and amortization        6,893         1,687       308.6%
                                           -------------------------------------
          Total expenses                    $ 41,821      $ 13,520       209.3%
                                           =====================================

Total expenses increased approximately 209.3% or $28.3 million for the three months ended March 31, 2004 versus 2003, primarily due to increases of 313.2%, or $10.5 million in salaries and benefits, 71.9%, or $2.7 million in general and administrative expenses, 308.6%, or $5.2 million in depreciation and amortization, and $4.7 million in interest expense represented by distributions to our preferred shareholders.

The increase in interest expense - distributions to preferred shareholders of subsidiary represents a reclassification pursuant to FAS 150 of distribution paid to the holders of our mandatorily redeemable preferred shares.

The above increases are predominantly due to our acquisition of RCC and the associated recognition of approximately $19.4 million in expenses. These increases include salary and benefits of $11.6 million, depreciation and amortization of $4.4 million, and general and administrative of $3.4 million.

Other Items


                                For the Three Months Ended March 31,

          (Dollars in thousands)                2004         2003      % Change
          ----------------------------------------------------------------------

          Equity in earnings of ARCap        $   555        $  555         0.0%
          Gain on sale of loans                1,745         2,139       (18.4)%
          Gain(loss)on repayment of revenue
            revenue bonds                        260           412)       163.1%
          Income allocated to preferred
            shareholders of subsidiary           N/A         4,724          N/A
          Income allocated to special
            common units                       3,705           N/A          N/A
          Income allocated to minority
            interest                             105            28        275.0%
          Benefit for income taxes             3,838         1,976         94.2%


Gains on sales of loans decreased approximately 18.4% or $394,000 for the three months ended March 31, 2004 versus 2003, due to the decrease in PWF's loan origination activity in 2004 versus 2003.

The income allocated to SCUs represents the distributions payable to the holders of the SCUs for the three months ended March 31, 2004.

Since FIN 46R was effective for us beginning March 31, 2004, there was no impact to our results of operations.

Liquidity and Capital Resources
-------------------------------

Short-term liquidity provided by operations comes primarily from interest income from revenue bonds and promissory notes in excess of the related financing costs, mortgage origination and servicing fees, and fund management fees. For the three months ended March 31, 2004, we had net cash from operations of approximately $42.2 million. Additionally, we have entered into three revolving warehouse facilities, one, in the amount of $100 million, used by PWF, another, in the amount of $75 million, used by us to fund mortgage loans and investments in revenue bonds on a short term basis and the third, in the amount of $85 million, used by RCC to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds. The PWF facility is renewable annually, our facility matures March 31, 2005, with a one year extension at our option, and the RCC facility matures on October 29, 2004.

During the three months ended March 31, 2004, cash and cash equivalents of our Company and its consolidated subsidiaries increased approximately $21.1 million. The increase was primarily due to cash provided by operating activities of approximately $42.2 million, proceeds from the repayment of revenue bonds of approximately $27.8 million, proceeds from financing arrangements of approximately $127.6 million, an increase in notes payable of approximately
$21.1 million, an increase in goodwill of approximately $0.8 million and a decrease in restricted cash of approximately $2.6 million, partially offset by distribution payments of approximately $27.6 million, purchases of revenue bonds of approximately $91.1 million and principal payments on financing arrangements of approximately $38.0 million and increase in investments in partnerships of approximately $39.7 million.

During May 2004, distributions of approximately $16,476,000 ($.37 per share) will be paid to holders of Common and Convertible CRA Shares, which were declared in March 2004.

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

Critical Accounting Policies
----------------------------

Our Company's critical accounting policies are described in our Form 10-K for the year ended December 31, 2003 and in Note 1 of the footnotes of the accompanying financial statements.

Acquisitions
-------------

During the period January 1, 2004 through March 31, 2004, we acquired thirteen tax-exempt revenue bonds and one taxable revenue bonds with an aggregate face amount of approximately $91.1 million.

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of our Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by revenue bonds owned by us; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

Related Parties
---------------

Our Company's day-to-day affairs are handled under the terms of the Management Agreements with the Manager.

We have invested in, and may in the future invest in, revenue bonds secured by properties in which either direct or indirect affiliates of RCC own equity interests in the borrower. Our Company's trust agreement contains a limitation, equal to 15% of total market value, on the aggregate amount of revenue bonds we may hold where the borrowers under such revenue bonds are either direct or indirect affiliates of RCC and RCC generally has a controlling economic interest.

In some cases, RCC or its affiliates may own a partnership or joint venture interest merely to facilitate an equity financing on behalf of one of RCC's investment funds. These instances are not considered in the above 15% limitation. This type of transaction with an affiliated borrower would be structured as a limited partnership as follows: the general partner would be an unaffiliated third party with a 1% general partnership interest and the 99% limited partner would itself be a limited partnership in which an affiliate of RCC would own a 1% general partnership interest and one or more Fortune 500 companies would own a 99% limited partnership interest.

Affiliates of the Manager may provide certain financial guarantees to facilitate leveraging by us, for which they could be paid market rate fees. In addition, affiliates of the Manager may provide certain financial guarantees to the owner (or partners of the owners) of the underlying properties securing our revenue bonds, for which they could be paid market rate fees.

Certain of the revenue bonds held by our Company are supported by various guarantees including, but not limited to, construction and operating guarantees from affiliates of the Manager.

On September 24, 2003, we completed a second yield guarantee transaction, agreeing to back up a primary guarantor's obligation to guarantee an agreed-upon rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series B ("RCGCP - Series B"). RCGCP - Series B is a fund sponsored by RCC.

In connection with the refinancing of River Run, we entered into an agreement which allows the revenue bond to be put to our Company should the owner of the underlying property default on the bond. We, in turn, entered into agreements which allow us to put the bond to the general partners of the owner who are affiliates of the Manager. Our Company's put right is secured by collateral assignments of the general partners' partnership interests in the limited partnership which owns the underlying property.

We have entered into a credit enhancement transaction with Merrill Lynch Capital Services. TRCLP has provided us with an indemnity covering 50% of any losses incurred by us pursuant to such transaction.

Commitments and Contingencies
-----------------------------

Mortgage Banking Activities

Through PWF, we originate and service multifamily mortgage loans for Fannie Mae, Freddie Mac and FHA. PWF's mortgage lending business is subject to various governmental and quasi-governmental regulations. PWF is licensed or approved to service and/or originate and sell loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered investor-owned corporations. These agencies require PWF and its subsidiaries to meet minimum net worth and capital requirements and to comply with other requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, PWF has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.

The DUS program is Fannie Mae's principal loan program. Under the Fannie Mae DUS Product Line, PWF originates, underwrites and services mortgage loans on multifamily residential properties and sells the project loans directly to Fannie Mae. PWF assumes responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II or III. At March 31, 2004, all of PWF's loans consisted of Level I loans. For such loans, PWF is responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance. Level II and Level III loans carry a higher loss sharing percentage. Fannie Mae bears any remaining loss.

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

We maintain an accrued liability for probable losses under FAS 5 for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At March 31, 2004, that liability was approximately $6.9 million, which we believe represents its probable liability at this time. Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans PWF originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both our Company and CM Corp. have entered into guarantees for the benefit of Fleet National Bank ("Fleet"), guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

PWF maintains, as of March 31, 2004, treasury notes of approximately $5.3 million and a money market account of approximately $0.9 million, which is included in cash and cash equivalents-restricted in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.2 million.

Due to the nature of PWF's mortgage banking activities, PWF is subject to supervision by certain regulatory agencies. Among other things, these agencies require PWF to meet certain minimum net worth requirements, as defined. PWF met these requirements for all agencies, as applicable, as of March 31, 2004.

At March 31, 2004, PWF had commitments of approximately $46.7 million to six borrowers.

Off Balance Sheet Arrangements
------------------------------

Credit Enhancement Transaction

In December 2001, CM Corp. completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, CM Corp. assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP, has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees paid to CM Corp. will both be reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the million first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, we have guaranteed the obligations of CM Corp., and have met its obligation to post collateral, in an amount equal to 40% of the first loss amount. Our maximum exposure under the terms of this transaction is approximately $19.0 million.

CM Corp. performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. CM Corp. analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of March 31, 2004, the credit enhanced pool of properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on its guaranty. Should the Company's analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

Yield Guarantee Transactions

CM Corp.  has entered  into six  agreements  with  Merrill  Lynch (the  "Primary
Guarantor") to guarantee agreed-upon rates of return for three pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by affiliates of RCC for which CM Corp. has or will receive guarantee fees.

Each transaction was structured as two separate guarantees, one primarily guaranteeing the returns through the lease-up phase of the properties and the other guaranteeing the returns through the operating phase of the properties. CM Corp. receives a fee for each guarantee up front at the start of each guarantee period. These fees will be recognized in income on a straight line basis over the period of the respective guarantees. Total potential exposure pursuant to these guarantees is approximately $228.0 million. We have analyzed the expected operations of the Underlying Properties and believe there is no risk of loss at this time. Should our analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material. We account for these guarantees under FIN 45. We have determined that the fees received represent the fair value of the respective liabilities and accordingly have recorded such fees as a liability included in deferred income on our consolidated balance sheets.

Some of the local partnerships have financed their properties with the proceeds of our revenue bonds. In these cases, the Primary Guarantor has required that those revenue bonds be deposited into a trust pursuant to which the revenue bonds were divided into senior and subordinated interests with approximately 50% of each revenue bond being subordinated. We have financed the senior trust interest as part of the Merrill Lynch P-FloatsSM/RitesSM program. The subordinate trust interests are being used as collateral in other of our Company's financing programs.

In connection with these transactions, we have posted $159.0 million as collateral with the Primary Guarantor in the form of either cash or revenue bonds.

Revenue Bond Forward Transactions

We have entered into six transactions to purchase revenue bonds pursuant to agreements which require us, at the earlier of stabilization or conversion to permanent financing to acquire Series A and Series B revenue bonds at a predetermined price and interest rates. We are obligated to purchase the revenue bonds only if construction is completed. We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. An unrelated third party lender will advance funds to the developer, as needed during the construction period, at a floating rate. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the revenue bonds are funded. The total potential amount we could possibly be required to fund is $83.4 million.

Other Guarantees

We have entered into three transactions related to three properties: Coventry Place, Canyon Springs and Arbor Ridge. Pursuant to the terms of these transactions, we will provide credit support to the construction lender for project completion and Fannie Mae permanent loan conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert. Up until the point of completion, we will reimburse the construction lender for any draw on its construction letter of credit up to 40% of the stated amount of the letter of credit. Following completion, up until the project loan converts to permanent loan status, we will, should the need arise, reimburse the full amount of the letter of credit. We closely monitor these two properties, and believes there is no need currently, to provide for any potential loss. Should our analysis of risk of loss change in the future, a provision for loss might be required; such provision could be material. The developer has also issued several guarantees to the construction lender, each of which would be called upon before our guarantees, and each of which would be assigned to us should its guarantees be called. Once the construction loans convert to permanent loans, we are obligated to acquire subordinated loans for the amount by which each construction loan exceeds the corresponding permanent loan, if any. The subordinated bonds will bear interest at 10%. Under Fannie Mae guidelines, the size of the subordinated bonds will be limited to a 1.0x debt service coverage based on 75% of the cash flow after the senior debt.

Our maximum exposure, related to these two transactions, is 40% of the stated amount of the letter of credit of approximately $27 million.

The following table reflects our maximum exposure and carrying amount for guarantees we and our subsidiaries have entered into:

                                                                    Carrying
          (Dollars in thousands)                    Exposure         Amount
          ----------------------------------------------------------------------

          Payment guarantees                       $  17,933        $      --
          Completion guarantees                       53,236               --
          Operating deficit guarantees                   614               --
          CMC credit enhancement                      19,000               --
          LIHTC guarantees                           228,000            5,850
                                                   -----------     ------------
                                                   $ 318,783        $   5,850
                                                   ===========     ============

Contractual Obligations

The following table provides our commitments as of March 31, 2004 to make future payments under our debt agreements and other contractual obligations.


                                   Payments due by Period
                                   -------------------------------------------------------------------------------------

                                                    Less than 1                                              More than
(Dollars in thousands)             Total               year              1-3 years        3-5 years           5 years
------------------------------------------------------------------------------------------------------------------------
Notes payable                      $174,426         $130,204             $27,182          $17,040            $      --
Operating lease obligations           1,376              545                 831               --                   --
Unfunded loan commitments           178,930           49,750             129,180               --                   --
Fixed rate securitization           100,000               --             100,000               --                   --
Employee contracts                    6,000            2,000               4,000               --                   --
                                   -------------------------------------------------------------------------------------
  Total                            $460,732         $182,499            $261,193          $17,040            $      --
                                   =====================================================================================


Income Taxes
------------

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

We derive a substantial portion of our income from ownership of first mortgage "Private Activity Bonds." The interest from these bonds is generally tax-exempt from regular Federal income tax. However, the Tax Reform Act of 1986 classifies the interest earned on Private Activity Bonds issued after August 7, 1986 as a tax preference item for alternative minimum tax purposes ("AMT"). The percentage of our tax-exempt interest income subject to AMT for the years ended December 31, 2002, 2001 and 2000 was approximately 85%, 79% and 88% respectively. AMT is a mechanism within the Internal Revenue Code to ensure that all taxpayers pay at least a minimum amount of taxes. All taxpayers are subject to the AMT calculation requirements although the vast majority of taxpayers will not actually pay AMT. As a result of AMT, the percentage of our income that is exempt from federal income tax may be different for each shareholder depending on that shareholder's individual tax situation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Real Estate Risk

We derive income by investing in revenue bonds secured by multifamily affordable residential properties. Investing in such revenue bonds collateralized by such properties subjects us to various types and degrees of risk that could adversely affect the value of our assets and our ability to generate revenue. The factors that may reduce our revenues, net income and cash available for distributions to shareholders include the following: the property securing a revenue bond may not generate income sufficient to meet its operating expenses and debt service on its related revenue bond; economic conditions, either local, regional or national, may limit the amount of rent that can be charged for rental units at the properties, and may result in a reduction in timely rent payments or a reduction in occupancy levels; occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements; federal LIHTC and city, state and federal housing subsidy or similar programs which apply to many of the properties, could impose rent limitations and adversely affect the ability to increase rents to maintain the properties in proper condition during periods of rapid inflation or declining market value of such properties; and, if a revenue bond defaults, the value of the property securing such revenue bond (plus, for properties that have availed themselves of the federal LIHTC, the value of such credit) may be less than the face amount of such revenue bond.

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

The revenue bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the underlying properties, which do not fluctuate with changes in market interest rates. In contrast, payments required under our floating rat securitization programs vary based on market interest rates based on TBMA index and are re-set weekly or every 35 days.

In addition, we have floating rate debt related to our acquisition financing of PWF and RCC and our warehouse facilities. PWF has loans receivable and short term borrowings related to its mortgage origination operations which are not expected to subject PWF to significant interest rate risk. PWF typically provides mortgages to borrowers (mortgages receivable) by borrowing from third parties (short-term borrowings). Since PWF's mortgages receivable are typically subject to a take-out commitment by Fannie Mae, Freddie Mac or FHA, the related borrowings to finance such mortgages are typically short-term. The interest income or expense that represents the difference between the interest charged to borrowers and the interest paid to PWF's lender during the warehousing period will be earned by PWF.

Other long-term sources of capital, such as Equity Issuer's various series of Cumulative Preferred Shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

A rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to invest in revenue bonds or to structure transactions. Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

An effective interest rate management strategy can be complex and no strategy can insulate us from all potential risks associated with interest rate changes. Various financial vehicles exist which would allow us to mitigate the impact of interest rate fluctuations on our cash flows and earnings. Beginning in 2001, based upon management's analysis of the interest rate environment and the costs and risks of such strategies, we entered into interest rate swaps in order to hedge a portion of the risk of rising interest rates and the impact of such a rise on our MBIA and P-FloatsSM/RitesSM programs.

We have entered into several derivative instruments, including an interest rate cap, interest rate swaps and forward bond origination commitments, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted. We have designated the interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations. All but one of the interest rate swaps do not become effective until 2005. The one interest rate swap that is currently in place, is recorded at its fair market value each accounting period, with changes in market value being recorded in accumulated other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been perfectly effective, so has generated no ineffectiveness that needs to be included in earnings. The effectiveness of the other swaps is being measured using the hypothetical swap method, until they go into effect in 2005. For the three months ended March 31, 2004, we recorded approximately $3.4 million as an expense representing the ineffective portion of these swaps. The interest rate cap, although designed to mitigate our exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the consolidated statements of income, where it is included in interest income. The forward commitments create derivative instruments under SFAS 133, which have been designated as cash flow hedges of the anticipated funding of the revenue bonds, and, as such, are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded.

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

We adopted statement of Financial Accounting Standards No. 133, as amended and interpreted ("FAS 133"), on January 1, 2001. Accordingly, we have documented and established our policy for risk management and the related objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, our strategy is intended to reduce interest rate risk through the use of interest rate swaps. At inception, we designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in accumulated other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. We assess, both at the inception of the hedge and on an ongoing basis, whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. Our hedges have been perfectly effective through December 31, 2003. For the three months ended March 31, 2004, we have recorded approximately $3.4 million in general and administrative expenses on the consolidated income statement due to ineffectiveness, calculated pursuant to FAS 133, of our existing interest rate swaps. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At March 31, 2004, the fair market value of our interest rate swaps of approximately $6.5 million were recorded in our consolidated balance sheets. Interest paid or payable under the terms of the swaps of approximately $638,000 and $884,000, is included in interest expense for the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, the interest rate cap was recorded as an asset with a fair market value of $18,101 included in other assets on the consolidated balance sheets. Because we have not designated this derivative as a hedge, the change in fair market value flows through the consolidated statements of income, where it is included in interest rate derivatives.

With respect to the portion of our floating rate financing programs which are not hedged, a change in TBMA rate would result in increased or decreased payments under these financing programs, without a corresponding change in cash flows from the investments in revenue bonds. For example, based on the un-hedged $839.6 million ($889.6 million outstanding under these financing programs at March 31, 2004, less the $50 million notional amount subsequently hedged and assuming a perfect hedge correlation), we estimate that an increase of 1.0% in TBMA rate would decrease our annual net income by approximately $8.4 million. Conversely, a decrease in market interest rates would generally benefit us in the same amount described above, as a result of decreased allocations to the minority interest and interest expense without corresponding decreases in interest received on revenue bonds.

Changes in interest rates would also affect the PWF acquisition loan with Fleet, the PWF warehouse lines, the RCC acquisition facility, Fleet line credit and the RCC warehouse facility line. A 1% change in the underlying interest rates would affect our annual net income by approximately $1.7 million (based on the outstanding balances at March 31, 2004 of approximately $24.5 million for the PWF acquisition loan, $4.8 million for the PWF warehouse line, $60 million for the RCC acquisition facility, $21.7 million for the Fleet line credit and $63.3 million for the RCC warehouse facility line).

Changes in market interest rates would also impact the estimated fair value of our portfolio of revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate, using the same methodology used to estimate the portfolio fair market value under FAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of our portfolio of revenue bonds from its March 31, 2004 value of approximately $1.9 billion to approximately $1.8 billion. A 1% decline in interest rates would increase the value of the March 31, 2004 portfolio to approximately $2.1 billion. Changes in the estimated fair value of the revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity.

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

Risk Associated with Securitization

Through securitizations, we seek to enhance our overall return on our investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. In our debt securitizations, an investment bank and/or credit enhancer generally provides liquidity to the underlying trust and credit enhancement to the bonds, which enables the senior interests to be sold to certain accredited third party investors seeking investments rated "AA" or better. The liquidity facilities are generally for one-year terms and are renewable annually. To the extent that the credit enhancer is downgraded below "AA", either an alternative credit enhancement provider would be substituted to reinstate the desired investment rating or the senior interests would be marketed to other accredited investors. In either case, it is anticipated that the return on the residual interests would decrease, which would negatively impact our income. If we are unable to renew the liquidity or credit enhancement facilities, we would be forced to find alternative liquidity or credit enhancement facilities, repurchase the underlying bonds or liquidate the underlying bonds and its investment in the residual interests. If we are forced to liquidate our investment, we would recognize gains or losses on the liquidation, which may be significant depending on market conditions. As of March 31, 2004, $483.5 million of senior interest is credit enhanced by an eight-year term facility through MBIA. Of this $483.5 million, $383.5 million is subject to annual "rollover" renewal for liquidity. Also as of March 31, 2004, Merrill Lynch provided liquidity for $406 million of senior interests in the P Floats program. We do not maintain an ongoing commitment with Merrill Lynch and the senior interest is subject to a weekly re-set schedule. We continue to review alternatives that would reduce and diversify risks associated with securitization.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective .

(b) Internal Control over Financial Reporting. There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

         On October 24, 2003, the New York Supreme Court for Nassau County issued a final judgment approving the stipulation of compromise and settlement of the class and derivative action entitled Dulitz v. Hirmes, which had challenged certain aspects of our acquisition of RCC. Pursuant to that settlement, certain terms of the acquisition will be modified, as fully detailed in our proxy statement that was previously mailed to shareholders and filed with the SEC on September 5, 2003, together with the Notice of Pendency of Class and Derivative Action.

         Although the defendants in the action denied all wrongdoing and believe they had meritorious defenses, the settlement eliminates the cloud of litigation over the acquisition in connection with Dulitz and provides us and our shareholders with certain benefits described in the proxy statement and Notice. The Court also approved an award pursuant to the settlement of $400,000 for attorney's fees and expenses payable by us to the plaintiff's attorneys.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The following table sets forth information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2004.
                                                    Total
                                                   number
                                                  of shares       Maximum
                                                  purchased      number of
                       Total           Average    as part of   that may yet be
                      number of       price paid   publicity   purchased under
   Period         shares purchased    per share    programs     the programs
 -------------------------------------------------------------------------------
 March 15, 2004        59,798          $22.20          0           1,500,000


Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5 Other Information - Stuart A. Rothstein resigned his position as Chief Financial Officer ("CFO") of our Company effective March 31, 2004, in order to pursue other endeavors. Alan P. Hirmes, a Managing Trustee of our Company, replaced Mr. Rothstein as the new CFO.

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

       10.5 Severance Agreement of Stuart A. Rothstein, dated December 15, 2003, between the Company and the Executive (filed herewith).

       31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)    Reports on Form 8-K

              The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended March 31, 2004.

              Current report on Form 8-K relating to a press release issued by our Company reporting our fourth quarter and year-end financial results, dated March 9, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 CHARTER MUNICIPAL MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)




Date:  May 10, 2004           By:    /s/ Stuart J. Boesky
                                     --------------------
                                     Stuart J. Boesky
                                     Managing Trustee, President and
                                     Chief Executive Officer




Date:  May 10, 2004           By:    /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes
                                     Managing Trustee, Chief Financial Officer
                                     and Chief Accounting Officer

                                                                    Exhibit 10.5

December 15, 2003

Mr. Stuart J. Boesky
Chief Executive Officer
CharterMac and American Mortgage Acceptance Company

Mr. Marc D. Schnitzer
Chief Executive Officer
Related Capital Company

625 Madison Avenue
New York, NY 10022

Dear Stuart and Marc:

      After carefully considering and reflecting upon our recent discussions, I have decided to tender my resignation from the positions of Chief Financial Officer of both CharterMac and American Mortgage Acceptance Company ("AMAC")as well as from my positions with any affiliated entities, including, without limitation, my position as Executive Vice President of Related Capital Company (collectively, the "Officer Positions").

      In consideration of your desire to ensure a smooth and orderly transfer of my responsibilities, I have agreed to remain in the Officer Positions and perform the functions required by such positions in accordance with past practice (collectively, the "Officer Functions") for a transition period which will end no later than March 31, 2004 or such earlier date as you shall choose (the "Transition Period"). Without limiting the foregoing, I agree that, I will sign the certifications required to be signed by the chief financial officer of CharterMac and AMAC in connection with their Form 10-Ks for the calendar year ended December 31, 2003 (provided, of course, that the reports otherwise permit me to make such certifications). I also agree to abide by the covenants set forth on Exhibit A; to the extent you have obligations under such covenants, you also agree to abide by such covenants.

      In exchange for agreeing to the provisions of Exhibit A and remaining in the Officer Positions and performing the Officer Functions during the Transition Period, my current salary shall remain at the rate of $200,000 per annum. In addition, upon the expiration of the Transition Period, Related Capital Company shall pay me a bonus in the amount of $200,000 upon my execution and delivery to you of the Release attached as Exhibit B to this letter.

      If you are in agreement with these terms please indicate by signing next to your names below.

                               Thank you,



                               Stuart A. Rothstein




Agreed and accepted:

CharterMac
American Mortgage Acceptance Company


By:       /s/ Stuart J. Boesky
          --------------------
          Stuart J. Boesky, Chief Executive Officer

Related Capital Company

By:       /s/ Marc D. Schnitzer
          ---------------------
          Marc D. Schnitzer, Chief Executive Officer


Cc:   Mark Schonberger - Paul Hastings Janofsky & Walker

                                                                       Exhibit A

                                    Covenants
                                    ---------


      Related Capital Company LLC, a Delaware limited liability company (the "Company"), and Stuart Rothstein (the "Executive") agree as follows (all capitalized terms not otherwise defined in this Exhibit A have the meanings ascribed to them in the Severance Agreement to which this Exhibit A is a part:

      (a) Confidential  Information.  For the Transition  Period and thereafter:
(i) the Executive will not divulge, transmit or otherwise disclose (except as legally compelled by court order, and then only to the extent required, after prompt notice to the Company of any such order), directly or indirectly, other than in the regular and proper course of business of the Company, any confidential knowledge or information with respect to the operations, finances, organization or employees of the Company or its affiliates or with respect to confidential or secret processes, services, techniques, customers or plans with respect to the Company or its affiliates (collectively, "Confidential Information"); and (ii) the Executive will not use, directly or indirectly, any Confidential Information for the benefit of anyone other than the Company or its affiliates; provided, however, that Confidential Information shall not be deemed to include any information that (A) is or hereafter becomes generally available to the public other than through disclosure by the Executive, (B) is rightfully received by the Executive following the Transition Period from a third party or
(C) is brought by the Executive to his employment relationship with the Company. All files, records, correspondence, memoranda, notes or other documents (including, without limitation, those in computer-readable form) or property relating or belonging to the Company or its affiliates, whether prepared by the Executive or otherwise coming into his possession in the course of the performance of his services under this Agreement, shall be the exclusive property of Company and shall be delivered to Company and not retained by the Executive (including, without limitation, any copies thereof) upon termination of the Executive's employment with the Company for any reason whatsoever.

      (b) Inventions and Patents. The Executive agrees that all processes, technologies and inventions, including new contributions, improvements, ideas and discoveries, together with all products and proceeds of the Executive's services hereunder, including, but not limited to, all materials, ideas, concepts, formats, suggestions, developments, arrangements, packages, programs and other intellectual properties that the Executive may acquire, obtain, develop or create in connection with and during his employment, whether patentable or not, conceived, developed, invented or made by him during his employment by the Company (collectively, "Inventions") shall belong exclusively to the Company, provided that such Inventions grew out of the Executive's work with the Company or any of its affiliates, are related to the business (commercial or experimental) of the Company or any of its affiliates or are conceived or made on the Company's time or with the use of the Company's facilities or materials. The Executive shall promptly disclose such Inventions to the Company and shall, subject to reimbursement by the Company for all reasonable expenses incurred by the Executive in connection therewith: (i) assign to the Company, without additional compensation, all patent and other rights to such Inventions for the United States and foreign countries; (ii) sign all papers necessary to carry out the foregoing; and (iii) give testimony in support of the Executive's inventorship. The provisions of this Section (b) shall cease to have application to any Inventions that become known to the public other than through disclosure by the Executive and that are not subject to a copyright, patent or trademark in favor of the Company that (A) was received before the termination of the Executive's employment or (B) was applied for before the termination of the Executive's employment in the ordinary course of business (and not in anticipation of the Executive's termination of employment) and ultimately is received by the Company.

      (c) Disparagement. The Company and the Executive agree that, during the Transition Period and thereafter (including following the Executive's termination of employment for any reason) neither the Company or its affiliates or their respective employees, officers, trustees or directors, on the one hand, or the Executive, on the other, will make statements or representations, or otherwise communicate, directly or indirectly, in writing, orally, or otherwise, or take any action which may, directly or indirectly, disparage the other or their respective officers, trustees, directors, employees, advisors, businesses or reputations. Notwithstanding the foregoing, nothing in this Agreement shall preclude the Executive or a representative of the Company or its affiliates from making truthful statements or disclosures that are required by applicable law, regulation or legal process.

      (d) No Raid. During the period of twelve (12) months following the termination of the Executive's employment hereunder, the Executive shall not, directly or indirectly, hire or solicit for hire, for the account of the Executive or any other person or entity, any person who is or was an employee of the Company or any affiliate of the Company (other than any secretary to the Executive) so long as such person is an employee of the Company or any of its Affiliates and for a period of 180 days after such person has ceased to be an employee of the Company or any of its Affiliates.

      (e) Remedies. The Executive acknowledges that a material breach of his covenants contained in this Exhibit A will cause irreparable damage to the Company and its affiliates, the exact amount of which will be difficult to ascertain, and that the remedies at law for any such material breach will be inadequate. Accordingly, the Executive agrees that if he breaches any of the covenants contained in this Exhibit A in any material respect, in addition to any other remedy which may be available at law or in equity, the Company shall be entitled to specific performance and injunctive relief.

                                                                       Exhibit B

                                 Form of Release
                                 ---------------


                                 GENERAL RELEASE
                                 ---------------


It hereby is  agreed,  by and among  Related  Capital  Company  LLC,  a Delaware
limited   liability   company  (the   "Company"),   and  Stuart  Rothstein  (the
"Executive"), as follows:

1. The Executive submits, and the Company accepts, his permanent resignation from employment effective March 31, 2004. The Executive hereby waives any and all rights or claims to reinstatement or reemployment by the Company. The Company reaffirms it obligation, following the date of this Release to make the payments required pursuant to that certain letter agreement dated as of December 15, 2003 between the Company and the Executive (the "Severance Agreement" and together with that certain letter agreement dated as of July 9, 2002 between the Company and the Executive, collectively, the "Letter Agreements"). The parties acknowledge that the Letter Agreements are the only agreements entered into between the Executive and the Company and its affiliates with respect to the subject matter of the Executive's employment or severance.

2. In consideration of the foregoing and for other good and valuable consideration, the receipt of which is hereby acknowledged by the Executive, the Executive, for himself, his heirs, executors, administrators, successors and assigns, hereby releases and forever discharges the Company, including any and all of the Company's subsidiaries, parents, affiliates or related business entities, its or their past, present and future owners, partners, directors, officers, agents, representatives, and employees or any of its or their subsidiaries, parents, affiliates or related business entities, and its or their respective heirs, executors, administrators, successors and assigns, of, from and/or for all manner of actions, proceedings, causes of action, suits, debts, sums of money, accounts, contracts, controversies, agreements, promises, damages, judgments, claims, and demands whatsoever, known or unknown, whether arising in law or equity, out of any federal, state or city constitution, statute, ordinance, bylaw or regulation, or under the Letter Agreements, arising out of or relating to the Executive's employment by the Company, including but not limited to the termination of such employment, all claims of discrimination on the basis of age, alienage, citizenship, creed, disability, gender, handicap, marital status, national origin, race, religion, sex or sexual orientation, and, without limitation, any claims arising under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, the Equal Pay Act, the Rehabilitation Act, the Americans With Disabilities Act, the New York State Human Rights Law, the New York City Human Rights Law, and any other federal, state or local statute, ordinance, rule, regulation or order (collectively, "Claims or Damages"), which the Executive ever had, now has, or which he, or his heirs, executors, administrators, successors or assigns can or may have for, or by reason of, any matter, cause, event, act, omission, transaction or occurrence up to and including the date of the execution of this Release, arising out of or relating to Executive's employment by the Company, including but not limited to the termination of such employment. For the avoidance of doubt, this Release shall not extend to (i) claims arising out of the Company's failure to perform its obligations under the Severance Agreement, including, without limitation, the Company's obligations under Exhibit A to the Severance Agreement or
      (ii) claims to enforce this Release.

3. The Company, for itself, its successors, assigns and legal representatives, hereby releases and forever discharges the Executive, and the Executive's heirs, executors, administrators, legal representatives and assigns, from and against any and all Claims or Damages which the Company ever had, now has for, or by reason of, any matter, cause, event, act, omission, transaction or occurrence up to and including the date of the execution of this Release, arising out of or relating to Executive's employment by the Company; provided, however, that the Company is not releasing any claims ("Retained Claims") arising out of (i) any breach by the Executive of his obligations under Exhibit A to the Severance Agreement , (ii) intentionally improper acts by the Executive or (iii) any fraudulent, unauthorized or illegal acts by the Executive, with the understanding that the Company is not currently aware of any such acts; and provided further that any Retained Claims that are not brought in a legal proceeding against the Executive within eighteen (18) months following the date of this Release shall be deemed released and forever discharged from and after the date which is eighteen months following the date of this Release.

4. (a) Except with respect to amounts owed pursuant to the Severance Agreement and to the extent not prohibited by law, the Executive covenants not to in any way cause to be commenced or prosecuted, or to commence, maintain or prosecute any action, charge, complaint or proceeding of any kind, on his own behalf or as a member of any alleged class of persons, in any court or before any administrative or investigative body or agency (whether public, quasi-public or private), against the Company, or any of its subsidiaries, parents, affiliates, related business entities, or their respective successors or assigns, or any individual now or previously employed by the Company, or by any of its subsidiaries, parents, affiliates, or related business entities and their successors and assigns, with respect to any act, omission, transaction or occurrence up to and including the date of this Release relating to the Executive's employment with the Company or the termination of his employment.

      (b) The Executive further represents that he has not commenced, maintained, prosecuted or participated in any action, charge, complaint or proceeding of any kind (on his own behalf and/or on behalf of any other person and/or on behalf of or as a member of any alleged class of persons) that is presently pending in any court, or before any administrative or investigative body or agency (whether public, quasi-public, or private), against or involving the Company, or any of the Company's subsidiaries, parents, affiliates, or related business entities, or their successors or assigns or any individual now or previously employed by the Company, or by any of its subsidiaries, parents, affiliates, or related business entities or their successors and assigns relating to the Executive's employment with the Company or the termination of his employment.

      (c) The Company covenants not to in any way cause to be commenced or prosecuted, or to commence, maintain or prosecute any action, charge, complaint or proceeding of any kind in any court or before any administrative or investigative body or agency (whether public, quasi-public or private), against the Executive with respect to any act, omission, transaction or occurrence up to an including the date of this Release relating to the Company's employment of the Executive or the termination of his employment; provided, however, that the Company is not waiving and shall not waive such right with respect to (i) any breach by the Executive of his obligations under Exhibit A to the Severance Agreement or (ii) any act or failure to act by the Executive that constitutes bad faith, gross negligence, willful misconduct or any unlawful act. [As of the date of this Release, the Company is not aware of any act or failure to act by the Executive that would give rise to any action, charge, complaint or proceeding of any kind in any court or before any administrative or investigative body or agency (whether public, quasi-public or private), against the Executive.](1)

      (d)The Company represents that it has not commenced, maintained, prosecuted or participated in any action, charge, complaint or proceeding of any kind that is presently pending in any court, or before any administrative or investigative body or agency (whether public, quasi-public, or private), against or involving the Executive or relating to the Executive's employment with the Company or the termination of his employment.

5. The Executive acknowledges that he has been fully and fairly represented throughout his employment by the Company including the negotiation of this Release, the terms of which have been explained to him.

6. The Executive acknowledges that he has considered fully the terms of this Release before signing; that he has read this Release in its entirety and understands its terms; that he agrees to all terms and conditions contained herein; that he is signing this Release knowingly and voluntarily; and, that he intends to abide by its terms in all respects.

7. This Release shall be construed and enforced in accordance with the laws of the State of New York without regard to the conflict of principles thereof. Any action to enforce this Release shall be brought in the New York State Supreme Court, County of New York. The parties hereby consent to such jurisdiction.

8. This Release may be executed in more than one counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

                                             EXECUTIVE


-----------------------------------          -----------------------------------
      Date


Signed before me this
_____ day of ______________, [Year]


      Notary Public
                                    RELATED CAPITAL COMPANY LLC

                                    By: CharterMac Corporation, as member
-------------------------                      By:
      Date                                        ------------------------------
                                               Name:
                                               Title:
Signed before me this
_____ day of ____________, [Year]



      Notary Public

Consented To/Agreed:

CharterMac


By:
   --------------------------------
      Name:
      Title:

[This Release is to be modified if at time of execution the Executive is subject to the protections of the Older Workers Benefit Protection Act or similar legislation.]

-----------------------------------

(1) This bracketed sentence will be included in the Release if at the time of the execution of the Release, the Company is able to make such statement. If at that time the Company is not able to make such statement, the Release must be executed without such sentence.