Form 10-Q
period 2004-06-30
CHARTERMAC
filed 2004-08-05
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 1-13237


                                   CHARTERMAC
                                   ----------
         (Exact name of Registrant as specified in its Trust Agreement)



            Delaware                                              13-3949418
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



625 Madison Avenue, New York, New York                              10022
--------------------------------------                        ------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----      -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    X    No
                                          -----      -----

ITEM 1.  FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       June 30,      December 31,
                                                                         2004            2003
                                                                      -----------    -----------
                                                                      (Unaudited)
                                     ASSETS

Revenue bonds-at fair value                                           $ 1,948,126    $ 1,871,009
Cash and cash equivalents                                                 207,892         58,257
Cash and cash equivalents-restricted                                       25,582         26,636
Other investments                                                          63,942         48,460
Mortgage servicing rights                                                  34,305         33,351
Deferred costs - net of amortization of $16,565 and $13,463                58,958         58,408
Goodwill                                                                  207,582        214,744
Other intangible assets - net of amortization of $12,503 and $4,163       185,863        194,203
Loan to affiliate                                                           3,122             --
Other assets                                                              163,021         75,946
Investments in partnerships of consolidated VIEs                        2,301,697             --
Other assets of consolidated VIEs                                         249,266             --
                                                                      -----------    -----------

Total assets                                                          $ 5,449,356    $ 2,581,014
                                                                      ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements                                             $   959,952    $   900,008
   Preferred shares of subsidiary (subject to mandatory
     repurchase)                                                          273,500        273,500
   Notes payable                                                          254,130        153,350
   Accounts payable, accrued expenses and other liabilities                57,029         56,318
   Deferred tax liability                                                  41,674         60,370
   Distributions payable                                                   35,491         27,612
   Notes payable and other liabilities of consolidated VIEs             1,119,860             --
                                                                      -----------    -----------

Total liabilities                                                       2,741,636      1,471,158
                                                                      -----------    -----------

Minority interests in subsidiaries                                        278,339        292,199
                                                                      -----------    -----------
Limited partners' interests in consolidated VIEs                        1,400,002             --
                                                                      -----------    -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owners' equity - Convertible CRA Shareholders
     (7,192 shares issued
     and outstanding in 2004 and
     8,180 issued and outstanding in 2003)                                159,733        160,618
   Preferred shares of subsidiary (not subject to mandatory
     repurchase)                                                          104,000             --
   Beneficial owners' equity - special preferred voting shares                151            161
   Beneficial owners' equity-other common shareholders
     (100,000 shares authorized; 50,599 shares issued
     and 50,516 outstanding in 2004 and 42,726
     shares issued and 42,704 outstanding in 2003)                        733,021        622,771
   Deferred compensation                                                  (14,099)       (19,385)
   Treasury shares of beneficial interest at cost (83 shares in
     2004 and 23 shares in 2003)                                           (1,706)          (378)
   Accumulated other comprehensive income                                  48,279         53,870
                                                                      -----------    -----------
Total shareholders' equity                                              1,029,379        817,657
                                                                      -----------    -----------

Total liabilities and shareholders' equity                            $ 5,449,356    $ 2,581,014
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                         ----------------------    ----------------------
                                                           2004         2003          2004        2003
                                                         ---------    ---------    ---------    ---------
Revenues:
   Revenue bond interest income                          $  32,487    $  26,925    $  64,338    $  53,175
   Fee income:
     Mortgage banking fees                                   4,687        3,473        7,803        6,540
     Fund management                                        11,070           --       18,937           --
     Guarantees                                              2,929          995        4,826        1,991
   Other income                                              3,478        1,815        6,131        3,423
   Revenues of consolidated VIEs                             2,790           --        2,790           --
                                                         ---------    ---------    ---------    ---------
       Total revenues                                       57,441       33,208      104,825       65,129
                                                         ---------    ---------    ---------    ---------
Expenses:
   Interest expense                                          6,444        4,887       11,965        8,703
   Interest expense of consolidated VIEs                     6,689           --        6,689           --
   Interest expense - distributions to
     preferred shareholders of subsidiary                    4,725           --        9,449           --
   Recurring fees - securitizations                          1,067        1,019        2,132        1,982
   Salaries and benefits                                    13,050        3,360       26,932        5,325
   Interest rate derivatives                                (3,361)          --           26           --
   General and administrative                               11,706        2,575       18,055        7,664
   Depreciation and amortization                             7,796        2,915       14,689        4,602
   Other expenses of consolidated VIEs                       8,481           --        8,481           --
                                                         ---------    ---------    ---------    ---------
       Total expenses                                       56,597       14,756       98,418       28,276
                                                         ---------    ---------    ---------    ---------
Income before equity in earnings of investments,
   loss on investments held by consolidated
   VIEs, gain on sale of loans and gain (loss) on
   repayment of revenue bonds                                  844       18,452        6,407       36,853
Equity in earnings of investments                              565          555        1,120        1,110
Loss on investments held by consolidated
   VIEs                                                    (48,677)          --      (48,677)          --
Gain on sale of loans                                        3,330          411        5,075        2,550
Gain (loss) on repayment of revenue bonds                      (38)       2,652          222        2,240
                                                         ---------    ---------    ---------    ---------
Income (loss) before allocation of income
   (loss) to  preferred  shareholders  of  subsidiary,
   Special  Common Units of subsidiary,
   minority interests and limited partners of
   consolidated VIEs                                       (43,976)      22,070      (35,853)      42,753
Income allocated to preferred shareholders of
   subsidiary                                                 (830)      (4,725)        (830)      (9,449)
Income allocated to Special Common Units of
   subsidiary                                               (9,548)          --      (13,253)          --
(Income) loss allocated to minority interests                 (260)          67         (365)          39
Loss allocated to limited partners of
   consolidated VIEs                                        71,818           --       71,818           --
                                                         ---------    ---------    ---------    ---------
Income before income taxes                                  17,204       17,412       21,517       33,343
Income tax benefit                                           7,228          788       11,066        2,764
                                                         ---------    ---------    ---------    ---------
Net income                                               $  24,432    $  18,200    $  32,583    $  36,107
                                                         =========    =========    =========    =========

Allocation of net income to:
   Special distribution to Manager                       $      --    $   1,459    $      --    $   2,870
                                                         =========    =========    =========    =========
   Manager                                               $      --    $       1    $      --    $       3
                                                         =========    =========    =========    =========
   Common shareholders                                   $  20,924    $  15,316    $  27,847    $  30,405
   Convertible CRA shareholders                              3,508        1,424        4,736        2,829
                                                         ---------    ---------    ---------    ---------
     Total for shareholders                              $  24,432    $  16,740    $  32,583    $  33,234
                                                         =========    =========    =========    =========

Net income per share:
   Basic                                                 $    0.47    $    0.37    $    0.63    $    0.74
                                                         =========    =========    =========    =========
   Diluted                                               $    0.47    $    0.37    $    0.62    $    0.74
                                                         =========    =========    =========    =========

Weighted average shares outstanding:
   Basic                                                    52,017       45,090       51,805       45,054
                                                         =========    =========    =========    =========
   Diluted                                                  52,359       45,130       52,193       45,090
                                                         =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  2004           2003
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $    32,583    $    36,107
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of revenue bonds                                                 (222)        (2,240)
   Depreciation and amortization                                                    16,032          5,790
   Income allocated to preferred shareholders of subsidiary                         10,279          9,449
   Income allocated to Special Common Units of subsidiary                           13,253             --
   Income (loss) allocated to minority interests                                       365            (39)
   Non-cash compensation expense                                                     6,031            676
   Deferred taxes                                                                  (10,699)        (2,020)
   Changes in operating assets and liabilities:
     Mortgage servicing rights                                                      (4,571)        (1,737)
     Loans to affiliates                                                            (3,122)            --
     Other assets                                                                  (73,698)        49,826
     Accounts payable, accrued expenses and other liabilities                       (9,865)       (16,500)
                                                                               -----------    -----------

Net cash (used in) provided by operating activities                                (23,634)        79,312
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from revenue bonds and notes                                            47,484         75,071
   Revenue bond acquisitions and fundings                                         (164,208)      (146,036)
   Investments in partnerships                                                     (14,695)       (12,100)
   Other investments                                                                  (543)            --
   Increase in goodwill                                                               (835)           (64)
   Decrease (increase) in cash and cash equivalents - restricted                     1,054           (346)
                                                                               -----------    -----------

Net cash used in investing activities                                             (131,743)       (83,475)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                                   (38,063)       (31,600)
   Distributions to preferred shareholders of subsidiary                            (9,449)        (9,449)
   Distributions to Special Common Unit holders                                    (11,787)            --
   Proceeds from financing arrangements                                            127,569        109,421
   Repayments of financing arrangements                                            (67,624)          (591)
   Increase (decrease) in notes payable                                            100,548         (5,447)
   Issuance of common shares                                                       105,541             --
   Issuance of preferred shares                                                    101,920             --
   Retirement of special preferred voting shares                                       (10)            --
   Proceeds from stock options exercised                                                --          1,530
   Treasury stock purchases                                                         (1,328)            --
   Deferred financing costs                                                         (2,305)        (6,469)
                                                                               -----------    -----------

Net cash provided by financing activities                                          305,012         57,395
                                                                               -----------    -----------


Net increase in cash and cash equivalents                                          149,635         53,232

Cash and cash equivalents at the beginning of the year                              58,257         55,227
                                                                               -----------    -----------

Cash and cash equivalents at the end of the period                             $   207,892    $   108,459
                                                                               ===========    ===========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                               $    13,320    $     8,394
                                                                               ===========    ===========
   Taxes paid                                                                  $       482    $       135
                                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  2004           2003
                                                                               -----------    -----------
SUPPLEMENTAL NON-CASH INFORMATION:
   Supplemental  disclosure of non cash  activities  relating to adoption of
     FIN 46R:
     Decrease in revenue  bonds                                                $    31,101
     Increase in investments in partnerships of consolidated VIEs               (2,301,697)
     Increase in other assets of consolidated VIEs                                (249,266)
     Increase in notes payable and other liabilities of consolidated
       VIEs                                                                      1,119,860
     Increase in limited partners'  interests of consolidated VIEs               1,400,002
                                                                               -----------
                                                                               $        --
                                                                               ===========

   Conversion of Special Common Units to Common Shares                         $    17,789
                                                                               ===========

          See accompanying notes to consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiaries and entities consolidated pursuant to the adoption of FASB Interpretation No. 46R (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", as used throughout this document, refers to CharterMac and its consolidated subsidiaries.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003.

We are responsible for the unaudited financial statements included in this document. Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2 - VARIABLE INTEREST ENTITIES CONSOLIDATED PURSUANT TO FASB INTERPRETATION 46R

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued FIN 46R, which revises FIN 46, codifying certain FASB Staff positions and extending the implementation date. FIN 46, as revised by FIN 46R, clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We had not applied FIN 46 to any entities; effective March 31, 2004, we adopted FIN 46R.

Through our acquisition of Related Capital Company ("RCC") and in subsequent fund originations, we became the general partner, or equivalent, in over 70 investment funds in which we have no direct financial investment. Typically, outside investors acquire all limited partnership interest in an upper-tier, or investment partnership, or 100% of the membership interest if structured as a limited liability company. The investment partnership, in turn, invests as a limited partner in one or more lower-tier, or operating partnerships, that own and operate the multi-family housing complexes. Limited partners in the investment partnerships are most often corporations who are able to utilize the tax benefits, which are comprised of operating losses and Low Income Housing Tax Credits ("LIHTCs").

Investment and operating partnerships in which the limited partners or limited members do not have the right to remove us as the general partner or managing member are variable interest entities ("VIEs") as defined by FIN 46R. We have concluded that, as the general partner or managing member for these type of investments, we are the primary beneficiary as defined by FIN 46R because we absorb the majority of the expected income and loss variability, which is disproportionate to any actual ownership interest. We have consolidated the assets and liabilities of these entities in our balance sheet and have recorded their results of operations in our statement of income beginning April 1, 2004. The balance sheets and statements of operations consolidated in our financial statements are as of March 31, 2004, the latest date available.

                           CHARTERMAC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 3 - REVENUE BONDS

The following table summarizes our revenue bond portfolio:

(In thousands)                        June 30,      December 31,
                                        2004           2003
                                     -----------    -----------
Unamortized cost basis               $ 1,931,255    $ 1,814,180
Gross unrealized gains                    65,467         65,394
Gross unrealized losses                  (13,897)        (8,565)
                                     -----------    -----------
Subtotal/fair value                    1,982,825      1,871,009

  Less: eliminations (1)                 (34,699)            --
                                     -----------    -----------
Total fair value per balance sheet   $ 1,948,126    $ 1,871,009
                                     ===========    ===========


The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at June 30, 2004, is summarized in the table below:

                         Less than    12 Months
(Dollars in thousands)   12 Months     or More       Total
                         ---------    ---------    ---------
Number of bonds                 63           10           73
Fair value               $ 307,195    $  52,626    $ 359,821
Gross unrealized loss    $ (13,132)   $    (765)   $ (13,897)

All these debt securities are performing as expected. The unrealized losses related to these revenue bonds are due solely to changes in interest rates. We have the intent and ability to hold these bonds to maturity and have therefore concluded that these impairments are temporary.

The following summarizes the maturity dates of our revenue bonds, all of which have fixed interest rates:

                                                            Weighted
                            Outstanding                      Average
(In thousands)              Bond Amount     Fair Value    Interest Rate
                            -----------    -----------    -------------
Due in less than one year   $       166    $       344        7.65%

Due between one and
   five years                    34,944         32,517        7.02%
Due after five years          1,908,308      1,949,964        6.81%
                            -----------    -----------    -------------
Total / Weighted
   Average                    1,943,418      1,982,825        6.82%
                                                          =============

   Less: eliminations (1)       (31,101)       (34,699)
                            -----------    -----------
Total per balance sheet     $ 1,912,317    $ 1,948,126
                            ===========    ===========

(1) These bonds are recorded as liabilities on the balance sheets of entities consolidated pursuant to FIN 46R (see Note 2) and are therefore eliminated in consolidation.

The following table summarizes our acquisition activity and additional fundings to previously acquired revenue bonds for the six months ended June 30, 2004.

                                                                Weighted          Weighted         Number of
                                               Aggregate         Average           Average          Revenue
                                                Purchase      Construction        Permanent          Bonds
(In thousands)               Face Amount         Price        Interest Rate     Interest Rate      Acquired
                             ------------     ------------    -------------     -------------    -------------
Construction/rehabilitation  $164,208           $164,208         5.38%             6.34%              20
  properties

                           CHARTERMAC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


During the six months ended June 30, 2004, six revenue bonds were repaid with net proceeds of approximately $26.5 million. The bonds had a net carrying value of approximately $26.3 million, resulting in a gain of approximately $222,000.

At June 30, 2004, $1.87 billion of revenue bonds were pledged as collateral for our borrowing facilities. Two of these bonds, aggregating approximately $25.8 million, are included in the bonds pledged as collateral and are eliminated in consolidation as noted in the tables above.

NOTE 4 - OTHER INVESTMENTS

Investments other than revenue bonds consisted of:

                                                                June 30,       December 31,
            (In thousands)                                        2004             2003
                                                              -------------    -------------
            Investment to acquire equity interests              $38,914          $24,644
            Investment in properties under development            2,419            1,994
            Investment in ARCap                                  19,054           19,054
            Other investments                                     3,555            2,768
                                                              -------------    -------------
                                                                $63,942          $48,460
                                                              =============    =============

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of identifiable intangible assets are as follows:

                                                                          Other            Total
                                       RCC             Mortgage        Identifiable     Identifiable
                                    Intangible         Banking          Intangible       Intangible
      (In thousands)                  Assets           Licenses           Assets           Assets         Goodwill
                                  --------------    --------------    --------------   -------------    ------------

Balance at December 31, 2003        $185,300        $    8,639         $    4,427        $198,366         $214,744
Accumulated amortization              (1,936)               --             (2,227)         (4,163)              --
                                  --------------    --------------    --------------   -------------    ------------
Net balance at December 31, 2003     183,364             8,639              2,200         194,203          214,744
Additions                                 --                --                 --              --              835
Tax effect of conversion of                                                    --
  SCUs to common shares                   --                --        --                       --           (7,997)
                                                                             (237)
Amortization expense                  (8,103)               --        -                    (8,340)              --
                                  --------------    --------------    --------------   -------------    ------------
Net balance at June 30, 2004        $175,261        $    8,639         $    1,963        $185,863         $207,582
                                  ==============    ==============    ==============   =============    ============

Amortization expense for the
  six months ended June 30, 2004    $  8,103        $       --         $      237        $  8,340         $     --
                                  ==============    ==============    ==============   =============    ============
Estimated amortization expense      $ 16,206        $       --         $      474        $ 16,680         $     --
  per year for next five years
                                  ==============    ==============    ==============   =============    ============

The amortization of other identifiable intangible assets is included as a reduction to revenue bond interest income as they pertain to the acquisition of such bond investments.

                           CHARTERMAC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 6 - RELATED PARTY TRANSACTIONS

Following are the expenses and the special distributions paid or payable to related parties. For periods prior to November 17, 2003, the amounts were paid or payable to RCC. For periods after our acquisition of RCC, the amounts were paid or payable to The Related Companies, L.P. ("TRCLP").

                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                   ---------------------------    ------------------------------

(In thousands)                        2004           2003             2004             2003
                                   -----------    ------------    -------------    -------------
Special distribution/investment
  management fee                   $        --    $      1,539    $          --    $       3,022
Bond servicing fees                         --           3,651               --            4,666
Expense reimbursement                       --             246               --              479
Shared services agreement                  917              --            1,936               --
                                   -----------    ------------    -------------    -------------
                                   $       917    $      5,436    $       1,936    $       8,167
                                   ===========    ============    =============    =============

In addition, Related Management Company ("RMC"), which is wholly owned by TRCLP, earned fees for performing property management services for various properties held in investment funds, which are managed by RCC. These fees totaled approximately $661,000 and are included in other expenses of consolidated VIEs for the three and six months ended June 30, 2004.

A subsidiary of RCC collects asset management and incentive management fees from American Mortgage Acceptance Company ("AMAC"), an affiliated publicly-traded real estate investment trust. These fees totaled $808,000 for the six months ended June 30, 2004.

In June 2004, we entered into a revolving credit facility (the "Revolving Facility") with AMAC. The Revolving Facility will provide up to $20.0 million and bear interest at LIBOR plus 300 basis points. The Revolving Facility is for a term of one year with a one year optional extension. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties. As of June 30, 2004, we have advanced approximately $3.1 million through the Revolving Facility.

NOTE 7 - DERIVATIVE INSTRUMENTS

We have designated our interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations. All but one of the interest rate swaps begin in 2005. The one interest rate swap that is currently in place is recorded at its fair market value each accounting period, with changes in market value recorded in accumulated other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been perfectly effective to date. The effectiveness of the other swaps is measured using the hypothetical swap method until they go into effect in 2005. During the first quarter of 2004, we incurred an expense for the ineffective portion of these swaps, which due to interest rate fluctuations, completely reversed during the second quarter of 2004. For the six months ended June 30, 2004, we recorded approximately $26,000 of expense related to an interest rate cap.

NOTE 8 - YIELD GUARANTEE AND FUND SPONSORSHIP TRANSACTIONS

Yield Guarantees
----------------

In April 2004, we completed a transaction to guarantee tax benefits to an investor in a partnership designed to generate LIHTCs. Our subsidiary, CharterMac Corporation ("CM Corp."), has agreed to back-up the guarantee of a primary guarantor of an agreed upon internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series D (a fund managed by RCC), for which we will receive guarantee fees totaling approximately $6.5 million in three installments, as well as acquisition, partnership management and asset management fees amounting to $7.4 million. We recorded a liability of approximately $2.8 million in deferred income relating to this guarantee.

In June 2004, we completed a transaction to guarantee tax benefits to an investor in a partnership designed to generate Georgia State LIHTCs. CM Corp. has agreed to back-up the guarantee of a primary guarantor of an agreed upon

                           CHARTERMAC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P - Series E (a fund managed by RCC), for which we will receive guarantee fees totaling approximately $1.1 million in three installments, as well as acquisition, partnership management and asset management fees amounting to approximately $883,000. We recorded a liability of approximately $658,000 in deferred income relating to this guarantee.

Fund Sponsorship
----------------

In May 2004, RCC completed the sponsorship of Related Corporate Partners XXVI, L.P. ("RCP 26"), a $225 million multi-investor corporate tax credit fund. RCP 26, which is comprised of LIHTC equity investments in more than 30 properties in 15 states across the country, was sold to seven institutional investors, of which the majority are Fortune 500 companies.

NOTE 9 - EQUITY

Equity Conversions
------------------

In January 2004, at a holder's request, we converted 992,688 special common units to an equivalent number of common shares.

In February and April 2004, at shareholders' requests, we converted 771,080 and 216,450 of Convertible CRA Shares to an equivalent number of common shares.

Preferred Shares of a Subsidiary
--------------------------------

On May 14, 2004, our subsidiary CharterMac Equity Issuer Trust ("Equity Issuer") completed a $104.0 million preferred equity offering to institutional investors. Securities sold were as follows:

     o 60 of its 5.75% Series A-4-1 Perpetual Preferred Shares with an aggregate liquidation amount of $30 million;
     o 58 of its 6.00% Series A-4-2 Perpetual Preferred Shares with an aggregate liquidation amount of $29 million;
     o 50 of its 6.00% Series B-3-1 Subordinate Perpetual Preferred Shares with an aggregate liquidation amount of $25 million and
     o 40 of its 6.30% Series B-3-2 Subordinate Perpetual Preferred Shares with an aggregate liquidation amount of $20 million.

Total net proceeds of the offering, after deducting underwriter discounts and commissions, were $101.9 million. The underwriter for this offering was Merrill Lynch & Co.

These preferred shares have most of the same characteristics of previously outstanding preferred shares of Equity Issuer, with the exception that they are not subject to mandatory redemption. As such, they are classified as equity on our balance sheet, with their dividends classified as preferred dividends on the income statement. The previously issued preferred shares, due to the mandatory redemption feature, are classified on our balance sheet as liabilities with their dividends classified as interest expense.

Common Share Offering
---------------------

On June 30, 2004, we completed a common share offering, whereby we sold 5.75 million shares (including an over-allotment of 750,000 shares) to the public at a price of $19.27 per share. This offering resulted in net proceeds of approximately $105.5 million after deducting underwriting discounts and commissions. The underwriters for this offering were Wachovia Securities, UBS Securities LLC, RBC Capital Markets Corporation and Legg Mason Wood Walker.

Treasury Stock Repurchased
--------------------------

During the six months ended June 30, 2004, we increased the number of treasury shares by 59,798 for a total cost of approximately $1.3 million, in conjunction with the tax withholdings associated with stock based compensation awards to employees.

                           CHARTERMAC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income for the first six months ended June 30, 2004 and 2003, was as follows:

          (In thousands)                                               2004        2003
                                                                     --------    --------
Net income                                                           $ 32,583    $ 36,107
Net unrealized gain on interest rate derivatives                        3,266       1,040
Net unrealized gain on revenue bonds:
   Unrealized gain (loss) during the period                            (8,635)     17,682
   Reclassification adjustment for net gain included in net income       (222)     (2,240)
                                                                     --------    --------
Comprehensive income                                                 $ 26,992    $ 52,589
                                                                     ========    ========


NOTE 11 - EARNINGS PER SHARE

                                           Three Months Ended June 30, 2004     Six Months Ended June 30, 2004
                                           --------------------------------   ----------------------------------
(In thousands, except per share amounts)    Income    Shares     Per Share      Income     Shares      Per Share
                                           --------------------------------   ----------------------------------
Basic EPS                                  $24,432    52,017     $   .47        $32,583    51,805      $     .63
                                                                 =======                               =========
Effect of dilutive securities                   --       342                         --       388
                                           -------    ------                    -------    ------
Diluted EPS                                $24,432    52,359     $   .47        $32,583    52,193      $     .62
                                           =======    ======     =======        =======    ======      =========


                                           Three Months Ended June 30, 2003     Six Months Ended June 30, 2003
                                           --------------------------------   ----------------------------------
(In thousands, except per share amounts)    Income    Shares     Per Share      Income     Shares      Per Share
                                           --------------------------------   ----------------------------------


Basic EPS                                  $16,740    45,090     $   .37        $33,234    45,054      $     .74
                                                                 =======                               =========
Effect of dilutive securities                   --        40                        --         36
                                           -------    ------                    -------    ------
Diluted EPS                                $16,740    45,130     $   .37        $33,234    45,090      $     .74
                                           =======    ======     =======        =======    ======      =========

The number of shares includes common and Convertible CRA Shares as the Convertible CRA Shares have the same economic benefits as common shares.

NOTE 12 - BUSINESS SEGMENTS

We operate in three business segments, which include Portfolio Investing, Mortgage Banking, and Fund Management.

o The Portfolio Investing segment consists primarily of subsidiaries holding investments in revenue bonds producing primarily tax-exempt interest income.
o The Mortgage Banking segment consists of subsidiaries which originate mortgages on behalf of third parties and receive mortgage origination and mortgage servicing fees generated by those activities.
o The Fund Management segment includes two business lines. The first consists of subsidiaries that generate fee income from the asset management, underwriting, originating and other services provided to the real estate equity investment programs RCC sponsors, and the management and related services provided to us and an affiliate. The second business line encompasses credit enhancement for properties underlying fund investments and yield guarantee to fund investors. Since the adoption of FIN 46R, effective March 31, 2004, this segment also includes the results of consolidated VIEs (see Note 2).

In prior periods, results from credit enhancement services were included in Portfolio Investing. We have reclassified the results to Fund Management to better reflect the management of our businesses and have restated prior year results accordingly.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

                           CHARTERMAC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


The following table provides more information regarding our segments:

                                          Three Months Ended June 30, 2004                   Three Months Ended June 30, 2003
                                  -----------------------------------------------    -----------------------------------------------
                                  Portfolio    Mortgage     Fund                     Portfolio    Mortgage      Fund
(In thousands)                    Investing    Banking    Management     Total       Investing    Banking    Management     Total
                                  -----------------------------------------------    -----------------------------------------------
Total revenues                    $   33,101   $  6,657   $   17,683   $   57,441    $   26,928   $ 5,285     $    995    $   33,208
                                  ===============================================    ===============================================

Net income                        $   21,173   $  1,731   $    1,528   $   24,432    $   17,123   $   366     $    711    $   18,200
                                  ===============================================    ===============================================


                                            Six Months Ended June 30, 2004                     Six Months Ended June 30, 2003
                                  -----------------------------------------------    -----------------------------------------------
                                  Portfolio   Mortgage       Fund                    Portfolio    Mortgage      Fund
                                  Investing   Banking     Management     Total       Investing    Banking    Management     Total
                                  -----------------------------------------------    -----------------------------------------------
Total revenues                    $   65,685   $ 10,537   $   28,603   $  104,825    $   54,534   $ 8,604     $  1,991    $   65,129
                                  ===============================================    ===============================================

Net income (loss)                 $   37,429   $  2,431   $   (7,277)  $   32,583    $   34,614   $  (214)    $  1,707    $   36,107
                                  ===============================================    ===============================================
Total assets as of June
30                                $2,322,106   $176,407   $2,950,843   $5,449,356    $1,881,843   $75,058     $  1,927    $1,958,828
                                  ===============================================    ===============================================
Assets as of June 30 of
  consolidated VIEs included in
  total assets (see Note 2)       $  (34,699)  $     --   $2,550,963   $2,516,264
                                  ===============================================

NOTE 13 - SUBSEQUENT EVENTS

New Revenue Bond Acquisitions
-----------------------------
In July 2004, we have advanced additional funds to one revenue bond which was previously acquired totaling approximately $2.5 million.

Capri Capital Loan
------------------
On July 16, 2004,  CM Investor  LLC ("CM  Investor"),  one of our  subsidiaries, provided two interim loans totaling $84 million ("Interim Loans") to Chicago-based Capri Capital Limited Partnership ("CCLP"), both of which bear interest at a rate of 11.5% and mature on or before December 31, 2004. Pending the required regulatory and agency approval, the completion of due diligence and the negotiation and execution of additional documents and agreements with CCLP. We anticipate that the loan will be the first step in CM Investor's subsequent acquisition of 100% of CCLP's mortgage banking affiliate, Capri Capital Finance, and the formation of a strategic alliance with Capri Capital Advisors, CCLP's pension fund advisory affiliate.

We anticipate that the Interim Loans will be repaid in full and that CM Investor would then make two new loans in the aggregate principal amount of $90 million, one of which would give CM Investor the right to acquire 100% of Capri Capital Finance within six months, and the other one of which would give CM Investor the right to acquire a 49% equity interest in Capri Capital Advisors on or after August 1, 2005, but no later than June 30, 2006. The acquisition of 100% of Capri Capital Finance and the acquisition of a 49% equity interest in Capri Capital Advisors are both subject to certain approvals, including agency approval for the acquisition of Capri Capital Finance. We have signed a letter of intent with respect to the subsequent transactions; however, definitive agreements have yet to be signed, and there can be no assurance that the subsequent transactions will occur.

CM Corp. has funded the Interim Loans through a bridge loan from Fleet National Bank, a subsidiary of Bank of America Corporation, which bears interest at a rate of LIBOR plus 1.65% and matures in 12 months. At the time of closing, the weighted average interest rate on the notes was 3.15%

If CM Investor ultimately acquires both the 100% ownership interest in Capri Capital Finance and the 49% interest in Capri Capital Advisors, pursuant to these arrangements, the total purchase price will be based on the operating performance of the businesses.

LIHTC Guarantee
---------------
In July 2004, we completed a transaction to guarantee tax benefits to an investor in a partnership designed to generate Georgia State LIHTCs. CM Corp. has agreed to back-up the guarantee of a primary guarantor of an agreed upon internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series F, for which we will receive guarantee fees totaling approximately $3.9 million in three installments, as well as acquisition, partnership management and asset management fees amounting to approximately $5.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather our beliefs and expectations are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things: adverse changes in the real estate markets; risk of default associated with the revenue bonds and other securities held by us or our subsidiaries; interest rate fluctuations; our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments; general and local economic and business conditions; and changes in applicable laws and regulations. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date hereof.

Factors Affecting Comparability
-------------------------------

Our operating results for 2004 were impacted significantly by the November 2003 acquisition of RCC, an affiliated business that, until the date of acquisition, had acted as an external manager for our Company and our subsidiaries. As a result of the acquisition, we generate more taxable income and have assumed numerous expenses that had previously been covered by fees paid to RCC. Further, the issuance of a new class of subsidiary equity as part of the acquisition requires us to apportion certain earnings and identify them as due to the holders of that equity.

Additionally, the adoption of several accounting pronouncements has caused us to reclassify certain liability and expense categories while not increasing the actual amounts to be recorded, and has led to a significant increase in the amount of assets and liabilities we record due to consolidation of numerous investment partnerships (see Note 2 to the Consolidated Financial Statements). This consolidation also results in the recognition of the operating results of partnerships in which we have no equity interest, the elimination of transactions between our businesses and those partnerships and the allocation of their results to their limited partners.

Results of Operations
---------------------

QUARTER ENDED JUNE 30, 2004 VS. QUARTER ENDED JUNE 30, 2003
-----------------------------------------------------------

The following is a summary of our operations for the three months ended June 30, 2004 and 2003:

                                         % of                % of
                               2004    Revenues     2003    Revenues   % Change
                             ---------------------------------------------------
Revenues                     $57,441              $33,208                73.0
Income before income taxes    17,204     30.0      17,412     52.4       (1.2)
Net income                    24,432     42.5      18,200     54.8       34.2

Compared to 2003, the second quarter of 2004 benefited from a substantial expansion of our core Portfolio Investing business, the addition of the equity fund sponsorship portion of our Fund Management segment and the expansion of the credit enhancement portion of that segment. These revenue gains drove an increase in net income, although the increase was partially offset by the net increase in costs of the Fund Management business in the current year results due to the RCC acquisition. In addition, non-cash income related to interest rate derivatives is recognized in the current period (which is a reversal of expense recognized in the first quarter of 2004), while no such instruments were in place in 2003 (see Note 7 to the Consolidated Financial Statements). Offsetting these gains is the elimination of $10.8 million of revenues earned by our subsidiaries in transactions with VIEs we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the expenses recognized by the VIEs in connection with these transactions are absorbed entirely by the limited partners of the VIEs; as such, the elimination in consolidation has no impact on our net income.

REVENUES

Our revenues were as follows:

                                         For the Three Months Ended June 30,
(In thousands)                              2004         2003      % Change
                                          --------     --------    --------
Revenue bond interest income              $32,487      $26,925       20.7
Fee income
   Mortgage banking fees                    4,687        3,473       35.0
   Fund management fees                    11,070         --          N/A
   Guarantee fees                           2,929          995      194.4
Other income                                3,478        1,815       91.6
Revenues of consolidated VIEs               2,790         --          N/A
                                          -------      -------      -----

Total revenues                            $57,441      $33,208       73.0
                                          =======      =======      =====

The increase in revenue bond interest income is primarily due to new bonds acquired during later quarters of 2003 and during 2004. We acquired $73.1 million of bonds at an average yield of 6.0% in the 2004 period as compared to acquisitions of $141.3 million at an average yield of 6.7% in the same period in 2003. The weighted average level of bond investments in the quarter was $1,886 million, an increase of 25.0% over the same period in 2003. The average annual yield for the bond portfolio was 6.94% compared to 7.14% in the 2003 period. Offsetting these increases is the elimination in consolidation of approximately $247,000 of revenue on bonds where the debtor is a VIE that is now consolidated in our financial statements.

The increase in mortgage banking fees resulted from an 85% increase in origination fees, with solid increases in origination activity under Freddie Mac and FHA programs. Loan originations amounted to $418.1 million in the 2004 quarter as compared to $171.7 million in the same period last year and the total serviced loan portfolio reached $4.3 billion compared to $3.9 billion at June 30, 2003. Originations in the second quarter are broken down as follows:

                        2004       % of total      2003         % of total
                      --------     ----------    --------       ----------
Fannie Mae            $121,264        29.0       $ 76,263          44.4
Freddie Mac            229,131        54.8          9,015           5.3
FHA                     27,749         6.6             --            --
Assumptions              6,983         1.7         10,764           6.3
Conduit - Bank          32,934         7.9         71,838          41.8
Other                     --            --          3,800           2.2
                      --------       -----       --------         -----

Total                 $418,061       100.0       $171,680         100.0
                      ========       =====       ========         =====

In addition, servicing fees increased 7.4% over 2003 due to the growth in the servicing portfolio.

The increase in Fund Management fees represents the fee income earned by RCC which was not acquired until the fourth quarter of 2003. The reported amounts, however, exclude $9.6 million of fees earned by RCC in transactions with consolidated VIEs. On a pro forma basis, comparing the 2004 period (including the revenues eliminated in consolidation) to the same pre-acquisition period in 2003, revenue in the Fund Management business increased 37% over the prior year due to steady growth in the level of assets under management and an increase in origination fees as a result of an increase in equity raised for fund sponsorships. The increases were partially offset by a decrease in acquisition fees, paid by third-party borrowers of the underlying revenue bonds, due to a decrease in revenue bond acquisitions. Equity raised for fund sponsorships in the quarter totaled $370 million compared to $170 million in the second quarter of 2003. Revenue bonds acquired by us, totaled in excess of $70 million in the second quarter of 2004 compared to revenue bonds acquired in excess of $140 million in the second quarter of 2003.

The increase in guarantee fee income relates to acceleration of the credit enhancement business. In the second quarter of 2004, we completed two transactions to guarantee tax benefits to investors, and continued to earn fees from three transactions completed in 2003.

EXPENSES

Our expenses were as follows:

                                      For the Three Months Ended June 30,
(In thousands)                        2004           2003         % Change
                                    --------       --------       --------
Interest expense                    $  6,444       $  4,887         31.9
Interest expense on preferred
   shares of subsidiary                4,725             --          N/A
Recurring fees - securitizations       1,067          1,019          4.7
Salaries and benefits                 13,050          3,360        288.4
Interest rate derivatives             (3,361)            --          N/A
General and administrative            11,706          2,575        354.6
Depreciation and amortization          7,796          2,915        167.4
Expenses of consolidated VIEs         15,170             --          N/A
                                    --------       --------        -----

Total expenses                      $ 56,597       $ 14,756        283.5
                                    ========       ========        =====

The increase in interest expense reflects the higher borrowing levels stemming from our acquisition of RCC, additional investments in revenue bonds and the short term investments to acquire equity interests inherent in the Fund Management fund sponsorship business, which was not yet part of our Company in the second quarter of 2003. The increase was partially offset by a decline in the average borrowing rate to 2.4% as compared to 2.7% in the 2003 period.

The amount reported as interest expense on preferred shares of subsidiary represents dividends on our preferred shares subject to mandatory redemption, which had previously been reported as an allocation of income outside of operating earnings.

Despite a 23.0% increase in the average balance of financing arrangements in the second quarter of 2004 over the prior year period, securitization fees increased only 4.7% because of more favorable terms due to a lower proportionate share of financing arrangements generating recurring fees.

The increases in salaries and benefits, general and administrative and depreciation and amortization all relate to the RCC acquisition in the fourth quarter of 2003 and the resulting recognition of expenses due to the new ownership structure, as well as amortization of intangible assets acquired. General and administrative expenses in the 2004 quarter also included $5.0 million of recoverable costs relating to originations.

See Note 7 to the Consolidated Financial Statements for information regarding the expense related to interest rate derivatives.

We did not record the expenses of consolidated VIEs prior to April 1, 2004. The expenses are not controlled by us, nor do they represent any cash or non-cash charges to be absorbed by us. The expenses of the VIEs are absorbed entirely by the limited partners of the VIEs.

OTHER ITEMS

Gains on sales of loans increased for the three months ended June 30, 2004 compared to the second quarter of 2003, due to the higher level of originations in 2004. The income allocation to SCUs represents distributions payable to holders of the new class of equity issued at the time of the RCC acquisition in the fourth quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------

The following is a summary of our operations for the six months ended June 30, 2004 and 2003:

                                       % of                 % of
                             2004    Revenues      2003   Revenues   % Change
                           -----------------------------------------------------
Revenues                   $104,825              $65,129               60.9
Income before income taxes   21,517    20.5       33,343    51.2      (35.5)
Net income                   32,583    31.1       36,107    55.4       (9.8)

The first half of 2004 benefited from a substantial expansion of our core Portfolio Investing business, the addition of the equity fund sponsorship portion of our Fund Management segment and the expansion of the credit enhancement portion of that segment. Despite these gains, net income declined primarily due to the costs of the Fund Management business in the current year results, whereby newly incorporated expenses exceeded newly incorporated revenues and the benefit of fees eliminated by the new ownership structure.

Offsetting these gains is the elimination of $10.8 million of revenues earned by our subsidiaries in transactions with VIEs we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the expenses recognized by the VIEs in connection with these transactions are absorbed entirely by the limited partners of the VIEs; as such, the elimination in consolidation has no impact on our net income.

REVENUES

Our revenues were as follows:

                                      For the Six Months Ended June 30,
(In thousands)                       2004          2003         % Change
                                   --------      --------       --------
Revenue bond interest income       $ 64,338      $ 53,175         21.0
Fee income
   Mortgage banking fees              7,803         6,540         19.3
   Fund management fees              18,937            --          N/A
   Guarantee fees                     4,826         1,991        142.4
Other income                          6,131         3,423         79.1
Revenues of consolidated VIEs         2,790            --          N/A
                                   --------      --------        -----

Total revenues                     $104,825      $ 65,129         60.9
                                   ========      ========        =====

The increase in revenue bond interest income is primarily due to new bonds acquired during later quarters of 2003 and during 2004. We acquired $164.2 million of bonds at an average yield of 6.34% in the 2004 period as compared to acquisitions of $141.3 million at an average yield of 6.70% in the same period in 2003. The weighted average level of bond investments in the first half of 2004 was $1,912 million, an increase of 26.1% over the same period in 2003. The average annual yield for the bond portfolio was 6.76% compared to 7.01% in the 2003 period. Offsetting these increases is the elimination in consolidation of approximately $247,000 of revenue on bonds where the debtor is a VIE that is now consolidated in our financial statements.

The increase in mortgage banking fees resulted from a 42% increase in origination fees with solid increases in Freddie Mac and FHA originations. Loan originations amounted to $551.0 million in 2004 as compared to $299.9 million in the same period last year. Originations in the first six months are broken down as follows:

(in thousands)       2004          % of total      2003          % of total
                   --------------------------------------------------------
Fannie Mae         $199,275           36.2       $151,378            50.5
Freddie Mac         237,631           43.1         37,585            12.5
FHA                  27,749            5.0             --              --
Assumptions          31,957            5.8         27,900             9.3
Conduit - Bank       54,437            9.9         78,538            26.2
Other                    --             --          4,500             1.5
                   --------------------------------------------------------

   Total           $551,049          100.0       $299,901           100.0
                   ========================================================

In addition, servicing fees increased 8% over the first half of 2003 due to the 9.4% growth in the servicing portfolio.

The increase in Fund Management fees represents the fee income earned by RCC, which was not acquired until the fourth quarter of 2003. The reported amounts, however, exclude $9.6 million of fees earned by RCC in transactions with consolidated VIEs. On a pro forma basis, comparing the 2004 period (including the revenues eliminated in consolidation) to the same pre-acquisition period in 2003, revenue in the Fund Management business increased 38% over the prior year due to steady growth in the level of assets under management and an increase in origination and acquisition fees as a result of an increase in equity raised for fund sponsorships and revenue bonds acquired by us. Equity raised for fund sponsorships in first half of 2004 totaled $399 million compared to $253 million in the first half of 2003. Debt and debt securities acquired, mostly revenue bonds, by us and AMAC, which is managed by RCC, totaled $198 million in the first half of 2004 compared to $168 million in the first half of 2003. Of the debt acquired in the first half of 2004, $33.8 million has not been funded as of June 30, 2004.

The increase in guarantee fee income relates to acceleration of the credit enhancement business. In the first half of 2004, we completed two transactions to guarantee tax benefits to investors, and continued to earn fees three from transactions completed in 2003.

EXPENSES

Our expenses were as follows:

                                             For the Six Months Ended June 30,
(In thousands)                                  2004        2003    % Change
                                              -------     -------   --------
Interest expense                              $11,965     $ 8,703      37.5
Interest expense on preferred shares of
   subsidiary                                   9,449          --       N/A
Recurring fees - securitizations                2,132       1,982       7.6
Salaries and benefits                          26,932       5,325     405.8
Interest rate derivatives                          26          --       N/A
General and administrative                     18,055       7,664     135.6
Depreciation and amortization                  14,689       4,602     219.2
Expenses of consolidated VIEs                  15,170          --       N/A
                                              -------     -------     -----

Total expenses                                $98,418     $28,276     248.1
                                              =======     =======     =====

The increase in interest expense reflects the higher borrowing levels stemming from our acquisition of RCC, additional investments in revenue bonds and the short term investments to acquire equity interests inherent in the Fund Management fund sponsorship portion of the Fund Management segment, which was not yet part of our Company in the first half of 2003. The increase was partially offset by a decline in the average borrowing rate to 2.4% as compared to 2.7% in the 2003 period.

The amount reported as interest expense on preferred shares of subsidiary represent dividends on our preferred shares subject to mandatory redemption, which had previously been reported as an allocation of income outside of operating earnings.

Despite a 23.0% increase in the average balance of financing arrangements in the first half of 2004 over the prior year period, securitization fees increased only 7.6% because of more favorable terms due to a lower proportionate share of financing arrangements generating recurring fees.

The increases in salaries and benefits, general and administrative and depreciation and amortization all relate to the RCC acquisition in the fourth quarter of 2003 and the resulting recognition of expenses due to the new ownership structure, as well as amortization of intangible assets acquired. General and administrative expenses in the first half of 2004 also include $5.2 million of recoverable costs relating to originations.

We did not record the expenses of consolidated VIEs prior to April 1, 2004. The expenses are not controlled by us, nor do they represent any cash or non-cash charges to be absorbed by us. The expenses of the VIEs are absorbed entirely by the limited partners of the VIEs.

OTHER ITEMS

Gains on sales of loans increased approximately 99.0% for the six months ended June 30, 2004 versus the same period in 2003, due to the higher level of originations in 2004. The income allocation to SCUs represents distributions payable to holders of the new class of equity issued at the time of the RCC acquisition in the fourth quarter of 2003.

Income Taxes
------------

We are organized as a Delaware statutory trust and, for tax purposes, are classified as a partnership. Much of our recurring income is tax-exempt. From time to time we may sell or securitize various assets which may result in capital gains and losses. This tax structure allows us to have the pass-through income characteristics of a partnership for both taxable and tax-exempt income while we do not pay tax at the partnership level. Instead, the distributive share of our income, deductions and credits is reported to each shareholder for inclusion on their respective income tax return. The tax-exempt income derived from most of our revenue bonds remains tax-exempt as it is passed through to shareholders. Any cash dividends received by us from subsidiaries, organized as corporations, will be recorded as dividend income for tax purposes. For such subsidiaries, created in 2001, there were no dividends distributed for tax purposes to date.

We have corporate subsidiaries that are subject to income taxes. We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Our effective tax rate will vary from period to period as the composition of our earnings changes and due to the normal transactional nature of much of our taxable business.

Liquidity and Capital Resources
-------------------------------

We meet our long term liquidity needs using primarily two sources of capital: debt and various types of equity offerings. We believe that our financing capacity and cash flow from current operations are adequate to meet our current and projected liquidity requirements. We fund our business (including investments and acquisitions) primarily with cash provided by operations, securitization of investments and equity offerings by some of our subsidiaries. Additionally, we have entered into three revolving warehouse facilities:

o $100.0 million, used for mortgage banking needs, which is renewable annually; a temporary increase to $200 million was secured through July 2004.
o $75.0 million, used to fund mortgage loans and investments in revenue bonds on a short term basis, which matures March 31, 2005, with a built in accordion feature allowing up to a $25 million increase and a term of two years, and a one year extension at our option.
o $85.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures on October 29, 2004, with a one year extension at our option.

As of June 30, 2004, we had approximately $189.3 million available to borrow under these debt facilities without exceeding limits imposed by debt covenants and our trust agreement.

Short-term liquidity provided by operations comes primarily from interest income from revenue bonds and promissory notes in excess of the related financing costs, mortgage origination and servicing fees, and fund management fees. We typically generate funds for investment purposes from corresponding financing activities.

The net increase in cash and cash equivalents during the first half of 2004 exceeded the increase in the 2003 period primarily as a result of financing cash flows, particularly issuances of common and preferred shares and increased borrowings from credit facilities. The increased financing cash flows were offset by higher investing outflows, most notably for revenue bond purchases. The decline in operating cash flows resulted primarily from the increase in our asset base resulting from the sharp increase in mortgage loan originations in the latter part of the second quarter of 2004.

During August 2004, distributions of approximately $21.5 million ($.38 per share) will be paid to holders of common and Convertible CRA Shares, which were declared in June 2004.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Our annual report on Form 10-K for the year ended December 31, 2003 contains a summary of the Company's guarantees and off-balance sheet arrangements. There have been no material changes to these items since December 31, 2003.

The following table reflects our maximum exposure and carrying amount as of June 30, 2004 for guarantees we and our subsidiaries have entered into:

                                      Maximum         Carrying
(In thousands)                        Exposure         Amount
--------------------------------     ---------       ---------
Payment guarantees                   $  17,933       $      --
Completion guarantees                   53,236              --
Operating deficit guarantees               614              --
CMC credit enhancement                  19,000              --
LIHTC guarantees                       321,000           6,662
                                     ---------       ---------

                                     $ 411,783       $   6,662
                                     =========       =========

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of June 30, 2004 to make future payments under our debt agreements and other contractual obligations.

                                           Payments due by Period
                              ----------------------------------------------------
(In  thousands)                         Less than 1                        More than
                                Total       year     1-3 years  3-5 years   5 years
                              --------  -----------  ---------  ---------  ---------
Notes payable                 $254,130   $209,908    $ 27,182   $ 17,040   $     --
Operating lease obligations      5,105        705       2,691      1,418        291
Unfunded loan commitments      169,840     87,470      82,370         --         --
Fixed rate securitization      100,000       --       100,000         --         --
Employee contracts               5,000      2,000       3,000         --         --
                              --------   --------    --------   --------   --------

   Total                      $534,075   $300,083    $215,243   $ 18,458   $    291
                              ========   ========    ========   ========   ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in certain financial instruments, primarily revenue bonds and other bond related investments that are subject to various forms of market risk, including real estate risk and interest rate risk. We seek to prudently and actively manage such risks to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels which are commensurate with the risks we undertake.

The assumptions related to the following discussion of market risk involve judgments involving future economic market conditions, future corporate decisions and other interrelating factors, many of which are beyond our control and all of which are difficult or impossible to predict with accuracy. Although we believe that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate. Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as our representation that our objectives and plans would be achieved.

REAL ESTATE RISK
----------------

We derive income by investing in revenue bonds secured by multifamily affordable residential properties. Investing in such revenue bonds collateralized by such properties subjects us to various types and degrees of risk that could adversely affect the value of our assets and our ability to generate revenue. The factors that may reduce our revenues, net income and cash available for distributions to shareholders include the following:

o the property securing a revenue bond may not generate income sufficient to meet its operating expenses and debt service on its related revenue bond;
o economic conditions, either local, regional or national, may limit the amount of rent that can be charged for rental units at the properties, and may result in a reduction in timely rent payments or a reduction in occupancy levels;
o occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements;
o federal LIHTC and city, state and federal housing subsidy or similar programs which apply to many of the properties, could impose rent limitations and adversely affect the ability to increase rents to maintain the properties in proper condition during periods of rapid inflation or declining market value of such properties;
o if a revenue bond defaults, the value of the property securing such revenue bond (plus, for properties that have availed themselves of the federal LIHTC, the value of such credit) may be less than the face amount of such revenue bond.

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

INTEREST RATE RISK
------------------

The nature of our investments and the instruments used to raise capital for their acquisition expose us to income and expense volatility due to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors beyond our control. Our exposure to interest rate is twofold:

o    the potential increase in interest expense on our variable rate debt; and

o    the impact of interest rate on the value of our assets.

IMPACT ON EARNINGS

Our investments in revenue bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the underlying properties, which do not fluctuate with changes in market interest rates.

In contrast, payments required under our floating rate securitization programs vary based on market interest rates based on TBMA index and are re-set weekly or every 35 days. In addition, we have floating rate debt related to our acquisition financing and our warehouse facilities. Other long-term sources of capital, such as our Cumulative Preferred Shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

With the exception of $50.0 million of debt hedged via an interest rate swap agreement, the full amount of our liabilities labeled as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest rates would decrease our annual net income by approximately $11.6 million.

We manage this risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our financial statements.

IMPACT ON VALUATION OF ASSETS

A rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to invest in revenue bonds or to structure transactions. Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

Changes in market interest rates would also impact the estimated fair value of our portfolio of revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate, using the same methodology used to estimate the portfolio fair market value under SFAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of our portfolio of revenue bonds from its June 30, 2004 value of approximately $2.0 billion to approximately $1.9 billion. A 1% decline in interest rates would increase the value of the June 30, 2004 portfolio to approximately $2.1 billion. Changes in the estimated fair value of the revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         See Note 9 to our Consolidated Financial Statements regarding:

               o    an  offering  of   preferred   securities   by  one  of  our
                    subsidiaries for gross proceeds of approximately $104.0 million; and

               o    our  offering  of  common  shares  for  gross   proceeds  of
                    approximately $110.8 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A proxy and proxy statement soliciting the vote of our shareholders for the annual meeting of shareholders were sent to shareholders on or about April 30, 2004. Such meeting was held on June 10, 2004. Peter T. Allen, Jeff T. Blau, Denise L. Kiley, Robert A. Meister and Andrew L. Farkas were elected as trustees for three-year terms expiring in 2007. Continuing to serve their current terms are the following trustees:
         Stuart J. Boesky, Stephen M. Ross, Alan P. Hirmes, Thomas M. White, Charles L. Edson, Marc D. Schnitzer, Jerome V. Halperin, Janice Cook Roberts, Nathan Gantcher and Robert L. Loverd. The five individuals elected, and the number of votes cast for and abstaining, with respect to each of them, were as follows (no votes were cast "against"):

                                                        For             Abstain
                                                     ----------        ---------
Peter T. Allen
  Common Shares                                      47,277,825          354,237
  Restricted Common Shares                              589,112           15,520
  Special Preferred Voting Shares                    13,592,915        1,486,186

Jeff T. Blau
  Common Shares                                      41,144,077          487,985
  Restricted Common Shares                              589,112           15,520
  Special Preferred Voting Shares                    13,592,915        1,486,186

Andrew L. Farkas
  Common Shares                                      41,228,031          404,031
  Restricted Common Shares                              589,112           15,520
  Special Preferred Voting Shares                    13,592,915        1,486,186

Denise L. Kiley
  Common Shares                                      41,142,458          489,604
  Restricted Common Shares                              589,112           15,520
  Special Preferred Voting Shares                    13,592,915        1,486,186

Robert A. Meister
  Common Shares                                      41,264,680          367,382
  Restricted Common Shares                              589,112           15,520
  Special Preferred Voting Shares                    13,592,915        1,486,186

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

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

         (b)   Reports on Form 8-K

               The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended June 30, 2004.

               Current report on Form 8-K relating to a press release we issued reporting our first quarter financial results, dated May 6, 2004.

               Current report on Form 8-K relating to the consent of our independent auditors to the incorporation by reference in our previously filed Registration Statements of the independent auditors' report dated March 15, 2004, which was inadvertently omitted from the exhibit index of our Annual Report on Form 10-K for the year ended December 31, 2003, dated June 22, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CHARTERMAC
                                  (Registrant)



Date:  August 5, 2004          By: /s/ Stuart J. Boesky
                                   --------------------
                                   Stuart J. Boesky
                                   Managing Trustee and Chief Executive Officer



Date:  August 5, 2004          By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of CharterMac;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


          Date:  August 5, 2004                      By: /s/Stuart J. Boesky
                                                         -------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of CharterMac;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


          Date:  August 5, 2004                     By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
                 CHARTERMAC FOR THE QUARTER ENDED JUNE 30, 2004


In connection with the Quarterly Report on Form 10-Q of CharterMac for the quarterly period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


    (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and


    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of our Company.



By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     August 5, 2004                                      August 5, 2004