Form 10-Q
period 2004-09-30
CHARTERMAC
filed 2004-11-04
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

          TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                                   CHARTERMAC
                                   ----------
         (Exact name of Registrant as specified in its Trust Agreement)


            Delaware                                              13-3949418
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                  10022
----------------------------------------                             -----------
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

As of October 29, 2004, 57,680,798 shares of the Registrant's shares of beneficial interest were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  September 30,   December 31,
                                                                      2004            2003
                                                                  ------------    ------------
                                                                  (Unaudited)
                                     ASSETS

Revenue bonds - at fair value                                      $ 2,024,157    $ 1,871,009
Cash and cash equivalents                                               57,697         58,257
Cash and cash equivalents - restricted                                  25,672         26,636
Other investments                                                      162,966         48,460
Mortgage servicing rights                                               33,031         33,351
Deferred costs - net of amortization of $18,343 and $13,463             59,789         58,408
Goodwill                                                               207,667        214,744
Other intangible assets - net of amortization of $16,674
   and $4,163                                                          181,692        194,203
Loan to affiliate                                                       15,361             --
Other assets                                                            47,959         75,946
Investments in partnerships of consolidated VIEs                     2,394,398             --
Other assets of consolidated VIEs                                      302,682             --
                                                                   -----------    -----------

Total assets                                                       $ 5,513,071    $ 2,581,014
                                                                   ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements                                          $   973,663    $   900,008
   Preferred shares of subsidiary (subject to mandatory
     repurchase)                                                       273,500        273,500
   Notes payable                                                       176,737        153,350
   Accounts payable, accrued expenses and other liabilities             82,073         56,318
   Deferred tax liability                                               39,348         60,370
   Distributions payable                                                38,569         27,612
   Notes payable and other liabilities of consolidated VIEs          1,225,523             --
                                                                   -----------    -----------

Total liabilities                                                    2,809,413      1,471,158
                                                                   -----------    -----------

Minority interests in subsidiaries                                     271,640        292,199
                                                                   -----------    -----------
Preferred shares of subsidiary (not subject to mandatory
   repurchase)                                                         104,000             --
                                                                   -----------    -----------
Partners' interests in consolidated VIEs                             1,419,462             --
                                                                   -----------    -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owners' equity - Convertible CRA Shareholders;
     no par value (6,552 shares issued and outstanding in 2004
     and 8,180 issued and outstanding in 2003)                         158,481        160,618
   Beneficial owners' equity - special preferred voting shares;
     no par value                                                          151            161
   Beneficial owners' equity - other common shareholders;  no par value (100,000 shares authorized;  51,211 shares issued and 51,129 outstanding in 2004 and 42,726 shares issued
     and 42,704 outstanding in 2003)                                   729,176        622,771
   Restricted shares granted                                           (11,372)       (19,385)
   Treasury shares of beneficial interest - common, at cost
     (82 shares in 2004 and 23 shares in 2003)                          (1,706)          (378)
   Accumulated other comprehensive income                               33,826         53,870
                                                                   -----------    -----------
Total shareholders' equity                                             908,556        817,657
                                                                   -----------    -----------

Total liabilities and shareholders' equity                         $ 5,513,071    $ 2,581,014
                                                                   ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                   ----------------------   ----------------------
                                                     2004         2003         2004        2003
                                                   ----------------------   ----------------------
Revenues:
   Revenue bond interest income                    $  33,027    $  30,353   $  97,365    $  83,528
  Fee income:
     Mortgage banking                                  3,321        3,171      11,124        9,711
     Fund sponsorship                                 11,363           --      30,300           --
     Credit enhancement                                2,715          995       7,541        2,986
   Other income                                        5,760        1,329      11,891        4,752
   Revenues of consolidated VIEs                       4,460           --       7,250           --
                                                   ---------    ---------   ---------    ---------
       Total revenues                                 60,646       35,848     165,471      100,977
                                                   ---------    ---------   ---------    ---------
Expenses:
   Interest expense                                    8,301        5,928      22,424       16,613
   Interest expense of consolidated VIEs               7,263           --      13,952           --
   Interest expense - distributions to
     preferred shareholders of subsidiary 4,724        4,724       14,173       4,724
   Salaries and benefits                              13,474        3,196      40,406        8,521
   General and administrative                         12,775        4,477      30,830       12,141
   Depreciation and amortization                       7,864        2,242      22,553        6,844
   Loss on impairment of revenue bonds                   610        1,758         610        1,758
   Other expenses of consolidated VIEs                10,917           --      19,398           --
                                                   ---------    ---------   ---------    ---------
       Total expenses                                 65,928       22,325     164,346       50,601
                                                   ---------    ---------   ---------    ---------
Income (loss) before equity in earnings of
   investments, loss on investments held by
   consolidated VIEs, gain on sale of loans and
   gain (loss) on repayment of revenue bonds          (5,282)      13,523       1,125       50,376
Equity in earnings of investments                        611          555       1,731        1,665
Loss on investments held by consolidated
   VIEs                                              (46,434)          --     (95,111)          --
Gain on sale of loans                                    571          444       5,646        2,994
Gain (loss) on repayment of revenue bonds                 (5)         557         217        2,797
                                                   ---------    ---------   ---------    ---------
Income (loss) before allocation of (income)
   loss to preferred shareholders of subsidiary,
   Special Common Units of subsidiary,
   minority interests and partners of
   consolidated VIEs                                 (50,539)      15,079     (86,392)      57,832
(Income) allocated to preferred shareholders of
   subsidiary                                         (1,556)          --      (2,386)      (9,449)
(Income) allocated to Special Common Units of
   subsidiary                                         (6,484)          --     (19,737)          --
(Income) loss allocated to minority interests            145          147        (220)         186
Loss allocated to partners of consolidated VIEs       70,174           --     141,992           --
                                                   ---------    ---------   ---------    ---------
Income before income taxes                            11,740       15,226      33,257       48,569
Income tax benefit                                       534          689      11,600        3,453
                                                   ---------    ---------   ---------    ---------
Net income                                         $  12,274    $  15,915   $  44,857    $  52,022
                                                   =========    =========   =========    =========

Allocation of net income to:
   Special distribution to Manager                       $--    $   1,583         $--    $   4,453
                                                   =========    =========   =========    =========
   Manager                                               $--    $       2         $--    $       5
                                                   =========    =========   =========    =========
   Common shareholders                             $  10,839    $  12,727   $  38,686    $  43,132
   Convertible CRA shareholders                        1,435        1,603       6,171        4,432
                                                   ---------    ---------   ---------    ---------
     Total for shareholders                        $  12,274    $  14,330   $  44,857    $  47,564
                                                   =========    =========   =========    =========

Net income per share:
   Basic                                           $    0.21    $    0.31   $    0.83    $    1.05
                                                   =========    =========   =========    =========
   Diluted                                         $    0.21    $    0.31   $    0.83    $    1.04
                                                   =========    =========   =========    =========

Weighted average shares outstanding:
   Basic                                              57,708       46,331      53,794       45,485
                                                   =========    =========   =========    =========
   Diluted                                            58,112       46,366      54,220       45,518
                                                   =========    =========   =========    =========

Dividends declared per share                      $      .41   $      .35  $     1.16   $     1.00
                                                   =========    =========   =========    =========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                     2004         2003
                                                                   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  44,857    $  52,022
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of revenue bonds                                   (217)      (2,797)
   Loss on impairment of revenue bonds                                   610        1,758
   Depreciation and amortization                                      24,655        8,694
   Income allocated to preferred shareholders of subsidiary           16,559       14,173
   Income allocated to Special Common Units of subsidiary             19,737           --
   Income (loss) allocated to minority interests                         220         (186)
   Non-cash compensation expense                                      10,779        3,578
   Deferred taxes                                                    (13,025)      (4,223)
   Changes in operating assets and liabilities:
     Mortgage servicing rights                                        (5,642)      (1,897)
     Loans to affiliates                                             (15,361)          --
     Other assets                                                      7,801       35,753
     Accounts payable, accrued expenses and other liabilities         23,212      (18,657)
                                                                   ---------    ---------
Net cash provided by operating activities                          $ 114,185    $  88,218
                                                                   =========    =========

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from revenue bonds and notes                           $  36,244    $  94,151
   Revenue bond acquisitions and fundings                           (239,888)    (265,796)
   Investments in partnerships                                       (30,273)       2,309
   Other investments                                                 (84,000)          --
   Increase in goodwill                                                 (920)        (767)
   Decrease (increase) in cash and cash equivalents - restricted         964      (37,219)
                                                                   ---------    ---------

Net cash used in investing activities                              $(317,873)   $(207,322)
                                                                   =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                   $ (59,996)   $ (47,849)
   Distributions to preferred shareholders of subsidiary             (15,003)     (14,173)
   Distributions to Special Common Unit holders                      (19,868)          --
   Proceeds from financing arrangements                              137,761      192,699
   Repayments of financing arrangements                              (64,105)        (737)
   Increase in notes payable                                          23,155       15,139
   Issuance of common shares                                         105,541           --
   Issuance of preferred shares                                      104,000       53,783
   Retirement of special preferred voting shares                         (10)          --
   Proceeds from stock options exercised                                  --           --
   Treasury stock purchases                                           (1,328)          --
   Deferred financing costs                                           (7,019)     (10,342)
                                                                   ---------    ---------

Net cash provided by financing activities                            203,128      188,520
                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents                    (560)      69,416
                                                                   ---------    ---------

Cash and cash equivalents at the beginning of the year                58,257       13,699
                                                                   ---------    ---------

Cash and cash equivalents at the end of the period                 $  57,697    $  83,115
                                                                   ---------    ---------


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                 ----------------------
                                                                                   2004         2003
                                                                                 ----------------------
SUPPLEMENTAL NON-CASH INFORMATION:
   Supplemental  disclosure of non cash  activities  relating to adoption of
     FIN 46R:
  Decrease  in  revenue  bonds                                                   $    34,281
  Decrease in other assets                                                            17,814
  Increase  in  investments  in
  partnerships of consolidated  VIEs                                              (2,394,398)
  Increase in other assets of consolidated VIEs                                     (302,682)
  Increase in notes payable and other liabilities of consolidated
    VIEs                                                                           1,225,523
  Increase in partners' interests of consolidated VIEs                             1,419,462
                                                                                 -----------
                                                                                 $        --
                                                                                 ===========

Conversion of Special Common Units to Common Shares                              $    17,789
                                                                                 ===========



     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiaries and entities consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46R (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", as used throughout this document, refers to CharterMac and its consolidated subsidiaries.

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

Our annual report on Form 10-K for the year ended December 31, 2003 contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2003, nor have there been any new accounting pronouncements pending adoption that would have a significant impact on our condensed consolidated financial statements.

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

NOTE 2 - VARIABLE INTEREST ENTITIES CONSOLIDATED PURSUANT TO FASB INTERPRETATION 46R

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, the FASB issued FIN 46R, which revised FIN 46, codifying certain FASB Staff positions and extending the implementation date. FIN 46R clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, we adopted FIN 46R.

Through our acquisition of Related Capital Company ("RCC") and in subsequent fund originations, we became the general partner, or equivalent, in over 70 investment funds in which we have no direct financial investment. Typically, outside investors acquire all limited partnership interest in an upper-tier, or investment partnership, or 100% of the membership interest if structured as a limited liability company. The investment partnership, in turn, invests as a limited partner in one or more lower-tier, or operating partnerships, that own and operate multi-family housing complexes. Limited partners in the investment partnerships are most often corporations who are able to utilize the tax benefits, which are comprised of operating losses and Low-Income Housing Tax Credits ("LIHTCs").

Investment and operating partnerships are variable interest entities ("VIEs") as defined by FIN 46R. We have concluded that, as the general partner or managing member for these types of investments, and because the partners or members do not have the right to remove us as such, we are the primary beneficiary as defined by FIN 46R because we absorb the majority of the expected income and loss variability, which is disproportionate to any actual ownership interest. We have consolidated the assets and liabilities of these entities in our balance sheet and have recorded their results of operations in our statement of income beginning April 1, 2004. The balance sheets and statements of operations consolidated in our condensed financial statements reflect the financial position and results of operation of the VIEs as of and for the six month period ended as of June 30, 2004, the latest date available.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 3 - REVENUE BONDS

The following table summarizes our revenue bond portfolio:

                                      September 30,   December 31,
(In thousands)                             2004           2003
                                      ------------    -----------
Unamortized cost basis                 $ 2,017,541    $ 1,814,180
Gross unrealized gains                      59,471         65,394
Gross unrealized losses                    (18,574)        (8,565)
                                       -----------    -----------
Subtotal/fair value                      2,058,438      1,871,009


  Less: eliminations (1)                   (34,281)            --
                                       -----------    -----------
Total fair  value per  balance sheet   $ 2,024,157    $ 1,871,009
                                       ===========    ===========

The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at September 30, 2004, is summarized in the table below:

                         Less than    12 Months
(Dollars in thousands)   12 Months     or More        Total
                         ---------    ---------    ---------
Number of bonds                 39           33           72
Fair value               $ 354,057    $ 221,527    $ 575,584
Gross unrealized loss    $ (13,759)   $  (4,815)   $ (18,574)

The unrealized losses related to these revenue bonds are due solely to changes in interest rates, in that we calculate present values based upon future cash flows from the bonds and discount these cash flows at the current rate on our recent bond issuances; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds to maturity and have therefore concluded that these declines in value are temporary.

In the third quarter of 2004, in light of the underperformance of one of our investments which will necessitate the temporary revision of payment terms, we recognized an impairment loss of approximately $610,000.

The following summarizes the maturity dates of our revenue bonds, all of which have fixed interest rates:

                                                                  Weighted
                                  Outstanding                      Average
(In thousands)                    Bond Amount     Fair Value    Interest Rate
                                  -----------    -----------    -------------
Due in less than one year         $        --    $        --              N/A
Due between one and
   five years                          34,840         32,963            7.02%
Due after five years                1,993,075      2,025,475            6.76%
                                  -----------    -----------        ---------

Total / Weighted                    2,027,915      2,058,438            6.76%
                                                                    =========

   Less: eliminations (1)             (31,082)       (34,281)
                                  -----------    -----------
Total per balance sheet           $ 1,996,833    $ 2,024,157
                                  ===========    ===========

(1) These bonds are recorded as liabilities on the balance sheets of entities consolidated pursuant to FIN 46R (see Note 2) and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


The following table summarizes our acquisition activity and additional fundings to previously acquired revenue bonds for the nine months ended September 30, 2004.

                                                            Weighted Average
                                                             Construction           Weighted        Number of
                                             Aggregate       Interest Rate           Average         Revenue
                                Face         Purchase      (excluding points        Permanent         Bonds
                               Amount          Price        paid at closing)       Interest Rate     Acquired
(In thousands)               ----------     ----------    --------------------     ------------     ----------
Construction/rehabilitation  $239,948        $239,948            5.40%                6.55%            29
  properties

During the nine months ended September 30, 2004, seven revenue bonds were repaid generating net proceeds of approximately $26.9 million. The bonds had a net book value of approximately $26.7 million, resulting in a gain of approximately $217,000.

At September 30, 2004, $1.9 billion of revenue bonds were pledged as collateral for our borrowing facilities. Two of these bonds, with a book value of approximately $14.1 million, are included in the bonds pledged as collateral and are eliminated in consolidation as noted in the tables above.

NOTE 4 - OTHER INVESTMENTS

Investments other than revenue bonds consisted of:

                                                     September 30,    December 31,
                                                          2004            2003
(In thousands)                                       -------------   -------------
Investment in equity interests in LIHTC properties     $ 53,768        $ 24,644
Investment in properties under development                2,476           1,994
Investment in ARCap                                      19,054           19,054
Capri Capital loan                                       84,000              --
Other investments                                         3,668           2,768
                                                       --------        --------
   Total other investments                             $162,966        $ 48,460
                                                       ========        ========

In July 2004, CM Investor LLC ("CM Investor"), one of our subsidiaries, provided an interim loan in the principal amount of $84.0 million ("Interim Loan") to Capri Capital Limited Partnership ("CCLP"), which bears interest at a rate of 11.5% per year and matures on January 15, 2005 subject to extension.

We anticipate that the Interim Loan will be repaid in full and that CM Investor would then make new loans in the aggregate principal amount of $90.0 million, one of which would give CM Investor the right to acquire 100% of Capri Capital Finance (CCLP's mortgage banking affiliate) within six months, and the other one of which would give CM Investor the right to acquire a 49% equity interest in Capri Capital Advisors ("CCA") (CCLP's pension fund advisory affiliate) on or after August 1, 2005 (provided that CCA has the right to extend the exercise date to a date no later than June 30, 2006). The acquisitions are both subject to certain approvals, including, but not limited to, regulatory and agency approval for the acquisition of Capri Capital Finance. We have signed a letter of intent with respect to the subsequent acquisitions; however, definitive agreements have yet to be signed, and there can be no assurance that the subsequent acquisitions will occur. If CM Investor ultimately completes both of these acquisitions pursuant to these arrangements, the total purchase price will be based on the operating performance of the respective businesses.

We funded the Interim Loan through bridge loans from Fleet National Bank, which bear interest at rates of LIBOR plus 1.65% and mature in July 2005. The weighted average interest rate on the loans at September 30, 2004 was 3.42%.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of identifiable intangible assets are as follows:

                                                                         Other            Total
                                          RCC           Mortgage     Identifiable     Identifiable
                                       Intangible       Banking       Intangible       Intangible
(In thousands)                           Assets         Licenses        Assets           Assets          Goodwill
                                       -----------    -----------    -------------    -------------    ------------

Balance at December 31, 2003            $ 185,300      $   8,639       $   4,427        $ 198,366        $ 214,744
Accumulated amortization                   (1,936)            --          (2,227)          (4,163)              --
                                        ---------      ---------       ---------        ---------        ---------
Net balance at December 31, 2003          183,364          8,639           2,200          194,203          214,744
Additions                                      --             --              --               --              920
Tax effect of conversion of SCUs to
  common shares                                --             --              --               --           (7,997)
Amortization expense                      (12,154)            --            (357)         (12,511)              --
                                        ---------      ---------       ---------        ---------        ---------
Net balance at September 30, 2004       $ 171,210      $   8,639       $   1,843        $ 181,692        $ 207,667
                                        =========      =========       =========        =========        =========

Estimated amortization expense per
  year for next five years              $  16,206      $      --       $     474        $  16,680        $      --
                                        =========      =========       =========        =========        =========

The amortization of other identifiable intangible assets is included as a reduction to revenue bond interest income as they pertain to the acquisition of such bond investments.

NOTE 6 - RELATED PARTY TRANSACTION

Following are the expenses and the special distributions paid or payable to related parties, which are included in general and administrative expense. For periods prior to November 17, 2003, the amounts were paid or payable to RCC. For periods after our acquisition of RCC, the amounts were paid or payable to The Related Companies, L.P. ("TRCLP").

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    -------------------     --------------------

(In thousands)                        2004        2003       2004         2003
                                    -------     -------     -------     -------
Special distribution/investment
  management fee                    $    --     $ 1,690     $    --     $ 4,712
Bond servicing fees                      --       3,793          --       8,459
Expense reimbursement                    --         269          --         748
Shared services agreement             1,209          --       3,145          --
                                    -------     -------     -------     -------
                                    $ 1,209     $ 5,752     $ 3,145     $13,919
                                    =======     =======     =======     =======

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage. These fees, which are included in other expenses of consolidated VIEs, totaled approximately $760,000 and $1.5 million for the three and nine months ended September 30, 2004.

A subsidiary of ours collects asset management and incentive management fees from American Mortgage Acceptance Company ("AMAC"), an affiliated publicly-traded real estate investment trust. These fees, which are included in fund sponsorship income, totaled $419,000 and $1.2 million for the three and nine months ended September 30, 2004, respectively.

In June 2004, we entered into an unsecured revolving credit facility (the "Revolving Facility") with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 300 basis points, which is to be used to purchase new investments. The Revolving Facility has a term of one year with a one year optional extension. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties. As of September 30, 2004, we had advanced AMAC approximately $15.4 million.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 7 - DERIVATIVE INSTRUMENTS

We have designated our interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations. All but one of the interest rate swaps begin in 2005. The one interest rate swap that is currently in place is recorded at its fair market value each accounting period, with changes in market value recorded in accumulated other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been effective to date. The effectiveness of the other swaps is measured using the hypothetical swap method until they go into effect in 2005. For the nine months ended September 30, 2004, we recorded approximately $30,000 of expense related to an interest rate cap.

NOTE 8 - YIELD GUARANTEE TRANSACTION

In July 2004, we completed a transaction to guarantee tax benefits to an investor in a partnership designed to generate Georgia State LIHTCs. We have agreed to back-up the guarantee of a primary guarantor of an agreed upon internal rate of return to the investor in Related Capital Guaranteed Corporate Partners II, L.P. - Series F, for which we will receive guarantee fees totaling approximately $3.9 million in three installments, as well as acquisition, partnership management and asset management fees amounting to approximately $5.8 million. We recorded deferred income of approximately $6.4 million relating to this guarantee.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2004 and 2003, was as follows:

          (In thousands)                                                 2004          2003
                                                                       --------      --------
Net income                                                             $ 44,857      $ 52,022
Net unrealized gain (loss) on interest rate derivatives                  (4,113)        2,073
Net unrealized loss on revenue bonds:
   Unrealized loss during the period                                    (15,714)      (42,294)
   Reclassification adjustment for net gain included in net income         (217)       (2,797)
                                                                       --------      --------
Comprehensive income                                                   $ 24,813      $  9,004
                                                                       ========      ========

NOTE 10 - EARNINGS PER SHARE

                                            Three Months Ended September 30, 2004    Nine Months Ended September 30, 2004
                                            -------------------------------------    ------------------------------------

(In thousands, except per share amounts)     Income        Shares     Per Share       Income      Shares     Per Share
                                            -------------------------------------    ------------------------------------
Basic EPS                                    $ 12,274      57,708     $     0.21     $44,857      53,794     $     0.83
                                                                      ==========                             ==========

Effect of dilutive securities                      --         404                         --         426
                                             --------     -------                    -------     -------
Diluted EPS                                  $ 12,274      58,112     $     0.21     $44,857      54,220     $     0.83
                                             ========     =======     ==========     =======     =======     ==========

                                            Three Months Ended September 30, 2003    Nine Months Ended September 30, 2003
                                            -------------------------------------    ------------------------------------

(In thousands, except per share amounts)     Income        Shares     Per Share       Income      Shares     Per Share
                                            -------------------------------------    ------------------------------------
Basic EPS                                    $ 14,330      46,331     $     0.31     $47,564      45,485     $     1.05
                                                                      ==========                             ==========

Effect of dilutive securities                      --          35                         --          33
                                             --------     -------                    -------     -------

Diluted EPS                                  $ 14,330      46,366     $     0.31     $47,564      45,518     $     1.04
                                             ========     =======     ==========     =======     =======     ==========

The number of shares includes common and Convertible CRA Shares as the Convertible CRA Shares have the same economic benefits as common shares.

NOTE 11 - BUSINESS SEGMENTS

We operate in three business segments, which include Portfolio Investing, Mortgage Banking, and Fund Management.

o The Portfolio Investing segment consists of subsidiaries investing in primarily tax-exempt first mortgage revenue bonds, the proceeds of which are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


o The Mortgage Banking segment consists of subsidiaries which originate and service primarily multifamily mortgage loans on behalf of third parties, including Fannie Mae, Freddie Mac, the Federal Housing Authority, Insurance Companies and Conduits. In exchange for the origination and servicing activities, the Company receives origination and servicing fees.

o The Fund Management segment includes two business lines. The first consists of our subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these investment funds, the Company receives fee income for providing asset management, underwriting, origination and other services. In addition, these subsidiaries also provide management and advisory services to AMAC and other investors in exchange for fees. The second business line consists of our subsidiaries that participate in credit enhancement transactions, including guaranteeing mortgage loans and specified returns to investors in LIHTC equity funds, in exchange for guarantee fees. Since the adoption of FIN 46R, effective March 31, 2004, this segment also includes the results of consolidated VIEs (see Note 2).

In prior periods, results from credit enhancement transactions were included in Portfolio Investing. We have reclassified the results to Fund Management to better reflect the management of our businesses and have restated prior year results accordingly.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The following table provides more information regarding our segments:

(In thousands)                  Three Months Ended September 30, 2004              Three Months Ended September 30, 2003
                          --------------------------------------------------    ---------------------------------------------
                            Portfolio      Mortgage     Fund                    Portfolio   Mortgage     Fund
                            Investing      Banking   Management      Total      Investing   Banking    Management    Total
                          --------------------------------------------------    ---------------------------------------------
Total revenues            $   36,198       $ 4,978   $   19,470   $   60,646    $   30,760   $ 4,093     $  995     $   35,848
                          ==================================================    ==============================================

Depreciation and
amortization              $      710       $ 2,408   $    4,746   $    7,864    $      338   $ 1,616     $  288     $    2,242
                          ==================================================    ==============================================

Net income (loss)         $   13,729       $  (742)  $     (713)  $   12,274    $   16,163   $  (955)    $  707     $   15,915
                          ==================================================    ==============================================


(In thousands)                   Nine Months Ended September 30, 2004                Nine Months Ended September 30, 2003
                          --------------------------------------------------    ---------------------------------------------
                            Portfolio      Mortgage     Fund                    Portfolio   Mortgage     Fund
                            Investing      Banking   Management      Total      Investing   Banking    Management    Total
                          --------------------------------------------------    ---------------------------------------------
Total revenues            $  101,921       $15,514   $   48,036   $  165,471    $   85,294   $12,697     $2,986     $  100,977
                          ==================================================    ==============================================

Depreciation and
amortization              $    2,042       $ 6,107   $   14,404   $   22,553    $    1,468   $ 4,804     $  572     $    6,844
                          ==================================================    ==============================================

Net income (loss)         $   50,976       $ 1,689   $   (7,808)  $   44,857    $   50,777   $(1,169)    $2,414     $   52,022
                          ==================================================    ==============================================

Total assets as of
September 30              $2,085,716       $78,221   $3,349,134   $5,513,071    $1,979,123   $77,325     $1,967     $2,058,415
                           ==================================================    ==============================================

Assets as of September
  30 of consolidated
  VIEs included in total
  assets (see Note 2)     $  (34,281)(1)   $    --   $2,697,080   $2,662,799
                          ==================================================

(1) This amount represents revenue bonds recorded as liabilities on the balance sheets of entities consolidated pursuant to FIN 46R (see Note 2) and are therefore eliminated in consolidation.

NOTE 12 - SUBSEQUENT EVENTS

Shelf Registration
------------------
In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities. This shelf registration has not yet been declared effective and we have no current plans to draw upon it.

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

Additionally, the adoption of several accounting pronouncements has caused us to reclassify certain liability and expense categories while not increasing the actual amounts to be recorded, and has led to a significant increase in the amount of assets and liabilities we record due to consolidation of numerous investment partnerships (see Note 2 to the Condensed Consolidated Financial Statements). This consolidation also results in the recognition of the operating results of partnerships in which we have no equity interest, the elimination of transactions between our businesses and those partnerships and the allocation of their results to their partners.

Results of Operations
---------------------

QUARTER ENDED SEPTEMBER 30, 2004 VS. QUARTER ENDED SEPTEMBER 30, 2003
---------------------------------------------------------------------

The following is a summary of our operations for the three months ended September 30, 2004 and 2003:

                                        % of                  % of
(In thousands)                 2004    Revenues     2003     Revenues   % Change
                            --------- ---------- ---------- --------- ----------
Revenues                     $60,646              $35,848                69.2
Income before income taxes    11,740     19.4      15,226     42.5      (22.9)
Net income                    12,274     20.2      15,915     44.4      (22.9)

Compared to 2003, the third quarter of 2004 benefited from a substantial expansion of our core Portfolio Investing business, the addition of the equity fund sponsorship portion of our Fund Management segment and the expansion of the credit enhancement portion of that segment. In addition, revenues in 2004 include $4.5 million generated by VIEs that were not consolidated in 2003. Offsetting the revenue gains is the elimination of $10.0 million of revenues earned by our subsidiaries in transactions with VIEs we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the expenses recognized by the VIEs in connection with these transactions are absorbed entirely by the partners of the VIEs; as such, the elimination in consolidation has no impact on our net income.

Despite the revenue gains and the benefit of eliminating fees following the RCC acquisition, the additional costs assumed following the acquisition (a large part of which are non-cash amortization costs and income allocated to a new class of subsidiary equity) led to a decline in net income.

REVENUES

Our revenues were as follows:

                               For the Three Months Ended September 30,
(In thousands)                   2004            2003         % Change
                               -------         -------        --------
Revenue bond interest income   $33,027         $30,353            8.8
Fee income
   Mortgage banking              3,321           3,171            4.7
   Fund sponsorship             11,363              --            N/A
   Credit enhancement            2,715             995          172.9
Other income                     5,760           1,329          333.4
Revenues of consolidated VIEs    4,460              --            N/A
                               -------         -------          -----

   Total revenues              $60,646         $35,848           69.2
                               =======         =======          =====

The increase in revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2003 and during 2004. We funded $90.0 million of bonds at an average interest rate of 6.53% in the 2004 period as compared to fundings of $119.8 million at an average interest rate of 6.62% in the same period in 2003. The weighted average level of the bond portfolio in the quarter was $2.2 billion, an increase of 39.7% over the same period in 2003. The average annual yield for the bond portfolio was 6.14% compared to 7.88% in the 2003 period. Offsetting these increases is the elimination in consolidation of approximately $447,000 of revenue on bonds where the debtor is a VIE that is now consolidated in our condensed financial statements.

The increase in mortgage banking fees resulted from a 7.5% increase in mortgage servicing fees partially offset by a slight decrease in origination fees due to changes in the components of total originations. Loan originations amounted to $113.2 million in the 2004 quarter as compared to $107.9 million in the same period last year and the total serviced loan portfolio reached $4.2 billion compared to $3.9 billion at September 30, 2003. Originations in the third quarter are broken down as follows:

(In thousands)        2004        % of total       2003        % of total
                   ---------      ----------     ---------     ----------
Fannie Mae         $  36,456         32.2        $  49,816          46.2
Freddie Mac           44,375         39.2           21,669          20.0
FHA                      (35)        --                 --            --
Assumptions            8,297          7.3           13,828          12.8
Conduit - Bank        24,150         21.3           22,624          21.0
                   ---------      ----------     ---------     ----------

  Total            $ 113,243        100.0        $ 107,937          100.0
                   =========      ==========     =========     ==========

The increase in fund sponsorship fees represents the fee income earned by RCC which was not acquired until the fourth quarter of 2003. The reported amounts, however, exclude $8.6 million of fees earned by RCC in transactions with consolidated VIEs. On a pro forma basis, comparing the 2004 period (including the revenues eliminated in consolidation) to the same pre-acquisition period in 2003, revenue in the Fund Management business increased 13% over the prior year due to steady growth in the level of assets under management and an increase in origination fees as a result of an increase in equity raised for fund sponsorships. The increases were partially offset by a decrease in acquisition fees, paid by third-party borrowers of the underlying revenue bonds, and from other loan origination, due to a decrease in revenue bond acquisitions. Equity raised for fund sponsorships in the quarter totaled $355.6 million compared to $310.3 million in the third quarter of 2003. Revenue bond transactions we arranged for our Company and others, for which we receive fee income, totaled $133.7 million in the third quarter of 2004 compared to approximately $137.1 million of revenue bonds acquired in the third quarter of 2003.

The increase in credit enhancement fees relates to growth in the credit enhancement business. In the third quarter of 2004, we completed one transaction to guarantee tax benefits to investors, and continued to earn fees from two transactions completed earlier in 2004 and three transactions completed in 2003.

Other income comprises:

                             For the Three Months Ended September 30,
(In thousands)                2004            2003          % Change
                             ------          ------         --------
Capri loan interest          $1,993          $   --             N/A
Other interest                1,365             686            99.0
Service fee                     704              --             N/A
Other                         1,698             643           164.1
                             ------          ------         -------

   Total other income        $5,760          $1,329           333.4
                             ======          ======         =======

The Capri loan interest relates to the Interim Loan we provided to CCLP in July 2004 (see Note 4). Service fee income represents income for services RCC provides to affiliates, which became a part of our operations with the acquisition of RCC in November 2003. The increase in other income is primarily due to exit fees received within the Mortgage Banking business.

EXPENSES

Our expenses were as follows:

                                 For the Three Months Ended September 30,
(In thousands)                    2004            2003          % Change
                                 -------         -------        ---------
Interest expense                 $ 8,301         $ 5,928           40.0
Interest expense - preferred
   shares of subsidiary            4,724           4,724             --
Salaries and benefits             13,474           3,196          321.6
General and administrative        12,775           4,477          185.3
Depreciation and amortization      7,864           2,242          250.8
Loss on impairment of revenue
   bonds                             610           1,758          (65.3)
Expenses of consolidated VIEs     18,180              --            N/A
                                 -------         -------         -------

Total expenses                   $65,928         $22,325          195.3
                                 =======         =======         =======

The increase in interest expense reflects the higher borrowing levels stemming from our acquisition of RCC, additional investments in revenue bonds, our loan to fund the interim loan to Capri Capital and LIHTC equity interests inherent in the Fund Management business, which was not yet part of our Company in the third quarter of 2003. In addition, our average borrowing rate increased to 3.0% as compared to 2.4% in the 2003 period.

The increases in salaries and benefits, general and administrative and depreciation and amortization all relate to the RCC acquisition in the fourth quarter of 2003 and the resulting recognition of expenses due to the internalization of management, as well as amortization of intangible assets acquired. General and administrative expenses in the 2004 quarter also included $5.6 million of costs relating to fund originations.

We did not record the expenses of consolidated VIEs prior to April 1, 2004. The expenses are not controlled by us, nor do they represent any cash or non-cash charges to be absorbed by us. The expenses of the VIEs are absorbed entirely by the partners of the VIEs.

OTHER ITEMS

The income allocation to SCUs represents the proportionate share of income attributable to holders of the new class of equity issued at the time of the RCC acquisition in the fourth quarter of 2003. The income allocated to preferred shareholders relates to shares we issued in 2004 that differ from previously issued shares in that they are not subject to mandatory redemption; as such, the distributions are classified as expense outside of operating earnings. The loss allocation to partners of VIEs represents the full operating losses of consolidated VIEs for the current period, none of which we have absorbed.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003
-----------------------------------------------------------------------------
The following is a summary of our operations for the nine months ended September 30, 2004 and 2003:

                                          % of                 % of
(In thousands)                  2004    Revenues    2003     Revenues  % Change
                             ---------------------------------------------------
Revenues                     $165,471             $100,977                63.9
Income before income taxes     33,257     20.1      48,569      48.1     (31.5)
Net income                     44,857     27.1      52,022      51.5     (13.8)

The nine months of 2004 benefited from a substantial expansion of our core Portfolio Investing business, the addition of the equity fund sponsorship portion of our Fund Management segment and the expansion of the credit enhancement portion of that segment. In addition, our mortgage banking segment posted substantial growth in the first half of the year, and 2004 includes $7.3 million of revenues generated by VIEs that were not consolidated in 2003.

Offsetting these gains is the elimination of $20.8 million of revenues earned by our subsidiaries in transactions with VIEs we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the expenses recognized by the VIEs in connection with these transactions are absorbed entirely by the partners of the VIEs; as such, the elimination in consolidation has no impact on our net income.

Despite the revenue gains and the benefit of eliminating fees following the RCC acquisition, the additional costs assumed following the acquisition (a large part of which are non-cash amortization costs and income allocated to a new class of subsidiary equity) led to a decline in net income.

REVENUES

Our revenues were as follows:

                                      For the Nine Months Ended September 30,
(In thousands)                         2004            2003          % Change
                                   -------------    ------------    ------------
Revenue bond interest income        $ 97,365         $ 83,528          16.6
Fee income
   Mortgage banking                   11,124            9,711          14.6
   Fund sponsorship                   30,300               --           N/A
   Credit enhancement                  7,541            2,986         152.5
Other income                          11,891            4,752         150.2
Revenues of consolidated VIEs          7,250               --           N/A
                                   -------------    ------------    ------------

Total revenues                      $165,471         $100,977          63.9
                                   =============    ============    ============

The increase in revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2003 and during 2004. We funded $239.9 million of bonds at an average interest rate of 6.55% in the 2004 period as compared to fundings of $265.8 million at an average interest rate of 6.37% in the same period in 2003. The weighted average level of bond investments for the nine months of 2004 was $2.1 billion, an increase of 33.8% over the same period in 2003. The average annual yield for the bond portfolio was 6.22% compared to 7.14% in the 2003 period. Offsetting these increases is the elimination in consolidation of approximately $694,000 of revenue on bonds where the debtor is a VIE that is now consolidated in our condensed financial statements.

The increase in mortgage banking fees resulted from a 28.9% increase in origination fees with solid increases in Freddie Mac and FHA originations, mostly in the first six months of 2004. Opportunistic pricing on a significant transaction in the second quarter of 2004 and a change in the components of total originations resulted in a less significant change in the mortgage banking fees as compared to the growth in loan originations. Loan originations amounted to $664.3 million in 2004 as compared to $407.8 million in the same period last year. Originations for the first nine months are broken down as follows:

(In thousands)        2004        % of total         2003        % of total
                  ------------------------------------------------------------
Fannie Mae         $235,731           35.5       $201,194            49.3
Freddie Mac         282,006           42.4         59,254            14.6
FHA                  27,714            4.2             --             --
Assumptions          40,253            6.1         41,728            10.2
Conduit - Bank       78,588           11.8        101,161            24.8
Other                    --             --          4,500             1.1
                  ------------------------------------------------------------

   Total           $664,292          100.0       $407,837           100.0
                  ============================================================

In addition, servicing fees increased 7.9% over the first nine months of 2003 due to the 7.7% growth in the servicing portfolio.

The increase in fund sponsorship fees represents the fee income earned by RCC, which was not acquired until the fourth quarter of 2003. The reported amounts, however, exclude $18.2 million of fees earned by RCC in transactions with consolidated VIEs. On a pro forma basis, comparing the 2004 period (including the revenues eliminated in consolidation) to the same pre-acquisition period in 2003, revenue in the Fund Management business increased 16% over the prior year due to steady growth in the level of assets under management and an increase in origination and acquisition fees as a result of an increase in equity raised for fund sponsorships. The increases were partially offset by a decrease in acquisition fees paid by third party borrowers of the underlying revenue bonds and from other loan originations. This is due to a decrease of approximately 15% in the average percentage acquisition fee charged, despite an increase in acquired revenue bonds and loan originations. Equity raised for fund sponsorships for the first nine months of 2004 totaled $754.5 million compared to $563.5 million for the first nine months of 2003. Debt and debt securities acquired, mostly revenue bonds transactions we arranged for our Company and others, totaled $354.5 million for the first nine months of 2004 compared to $304.7 million for the first nine months of 2003. Of the debt acquired for the first nine months of 2004, $32.9 million has not been funded as of September 30, 2004.

The increase in credit enhancement income relates to growth in the credit enhancement business. For the nine months of 2004, we completed three transactions to guarantee tax benefits to investors, and continued to earn fees from three transactions completed in 2003.

Other income comprises:

                                      For the Nine Months Ended September 30,
(In thousands)                         2004             2003         % Change
                                   -------------    ------------    ------------
Capri loan interest                 $  1,993        $      --             N/A
Other interest                         3,375            2,342            44.1
Service fee                            4,516               --             N/A
Other                                  2,007            2,410           (16.7)
                                   -------------    ------------    ------------

   Total other income                $11,891         $  4,752           150.2
                                   =============    ============    ============

The Capri loan interest relates to the Interim Loan we provided to CCLP in July 2004 (see Note 4). Service fee income represents income for services RCC provides to affiliates, which became a part of our operations with the acquisition of RCC in November 2003.

EXPENSES

Our expenses were as follows:

                                       For the Nine Months Ended September 30,
 (In thousands)                        2004            2003          % Change
                                   -------------    ------------    ------------
 Interest expense                  $  22,424          $16,613          35.0
 Interest expense - preferred
    shares of subsidiary              14,173            4,724         200.0
 Salaries and benefits                40,406            8,521         374.2
 General and administrative           30,830           12,141         153.9
 Depreciation and amortization        22,553            6,844         229.5
 Loss of impairment of revenue
    bonds                                610            1,758         (65.3)
 Expenses of consolidated VIEs        33,350               --           N/A
                                   -------------    ------------    ------------

 Total expenses                     $164,346          $50,601         224.8
                                   =============    ============    ============

The increase in interest expense reflects the higher borrowing levels stemming from our acquisition of RCC, additional investments in revenue bonds, our loan to fund the interim loan to Capri Capital and LIHTC equity interests inherent in the Fund Management business, which was not yet part of our Company as of September 30, 2003. In addition, our average borrowing rate increased to 2.6% as compared to 2.4% in the 2003 period.

The amount reported as interest expense on preferred shares of subsidiary represent dividends on our preferred shares subject to mandatory redemption, which had been reported as an allocation of income outside of operating earnings in the first half of 2003.

The increases in salaries and benefits, general and administrative and depreciation and amortization all relate to the RCC acquisition in the fourth quarter of 2003 and the resulting recognition of expenses due to the internalization of management, as well as amortization of intangible assets acquired. General and administrative expenses for the nine months of 2004 also include $10.8 million of costs relating to fund originations.

We did not record the expenses of consolidated VIEs prior to April 1, 2004. The expenses are not controlled by us, nor do they represent any cash or non-cash charges to be absorbed by us. The expenses of the VIEs are absorbed entirely by the partners of the VIEs.

OTHER ITEMS

Gains on sales of loans increased approximately 88.6% for the nine months ended September 30, 2004 versus the same period in 2003, due to the higher level of mortgage originations in 2004. The income allocation to SCUs represents the proportionate share of income attributable to holders of the new class of equity issued at the time of the RCC acquisition in the fourth quarter of 2003.

The income allocated to preferred shareholders relates to shares we issued in 2004 that differ from previously issued shares in that they are not subject to mandatory redemption; as such, the distributions are classified as expense outside of operating earnings. The loss allocation to partners of VIEs represents the full operating losses of consolidated VIEs for the current period, none of which we have absorbed.

Income Taxes
------------

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

Liquidity and Capital Resources
-------------------------------
We meet our long term liquidity needs using primarily two sources of capital, debt and various types of equity offerings. We believe that our financing capacity and cash flow from current operations are adequate to meet our current and projected liquidity requirements. We fund our business (including investments and acquisitions) primarily with cash provided by operations, securitization of investments and equity offerings by some of our subsidiaries. Additionally, we have entered into bridge loans and revolving warehouse facilities:

     o $100.0 million, used for mortgage banking needs, which is renewable annually.

     o $75.0 million, used to fund mortgage loans and investments in revenue bonds on a short term basis, which matures March 31, 2005, with a built in accordion feature allowing up to a $25.0 million increase and a term of two years, and a one year extension at our option.

     o $85.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures on October 29, 2005, with a one year extension at our option.

     o $85.0 million, used to provide the interim loan to CCLP, which bears interest at a rate of LIBOR plus 1.65% and matures in July 2005.

     o    $40.0  million,   established  in  connection   with  the  PW  Funding
          acquisition, which expires December 31, 2006 and bears interest at a rate of LIBOR plus 2.25%.

As of September 30, 2004, we had approximately $208.3 million available to borrow under these debt facilities without exceeding limits imposed by debt covenants and our trust agreement.

Short-term liquidity provided by operations comes primarily from interest income from revenue bonds and promissory notes in excess of the related financing costs, mortgage origination and servicing fees, and fund management fees. We typically generate funds for investment purposes from corresponding financing activities.

The net change in cash and cash equivalents during the first nine months of 2004 was lower than the increase in the comparable 2003 period, primarily due to increased investing outflows. Operating cash flows were higher in the 2004 period by a margin of $26.0 million, benefited by a higher level of earnings exclusive of non-cash expenses and the timing of payments in operating liability accounts. The increase in investing outflows resulted from our Interim Loan to Capri Capital and heightened activity in advance of fund sponsorships. The higher level of financing inflows in the 2004 period related to equity issuances, which were used to repay debt and finance the increased investing activity.

During November 2004, distributions of approximately $23.7 million ($.41 per share) will be paid to holders of common and Convertible CRA Shares, which were declared in September 2004.

Management currently expects to pay approximately $6.4 million in the fourth quarter of 2004 in connection with put and call options, thereby acquiring the 13% of PW Funding that we do not currently own.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities. This shelf registration has not yet been declared effective and we have no current plans to draw upon it.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

The following table reflects our maximum exposure and carrying amount as of September 30, 2004 for guarantees we and our subsidiaries have entered into:

                                       Maximum         Carrying
 (In thousands)                        Exposure         Amount
--------------------------------     ------------    ------------
Payment guarantees                   $   4,533         $    --
Completion guarantees                   24,538              --
Operating deficit guarantees               949              --
Recapture guarantees                    53,426              --
Replacement reserve                      1,454              --
CMC credit enhancement                  19,000              --
LIHTC guarantees                       398,562          14,730
                                     ------------    ------------

                                      $502,462         $14,730
                                     ============    ============

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of September 30, 2004 to make future payments under our debt agreements and other contractual obligations.

                                                               Payments due by Period
                                           --------------------------------------------------------------
                                                        Less than                  More than
(In thousands)                                Total       1 year      1-3 years    3-5 years    5 years
                                           ----------   ----------   ----------   ----------   ----------
Notes payable                              $  176,737   $  154,926   $    5,452   $   16,359          $--
Notes  payable of  consolidated VIEs (1)      474,914       88,152      271,744       22,486       92,532
Operating lease obligations                     5,028          840        2,710        1,333          145
Unfunded loan commitments                     176,421      119,376       57,045           --           --
Floating rate securitization                  873,663      873,663           --           --           --
Fixed rate securitization                     100,000      100,000           --           --           --
                                           ----------   ----------   ----------   ----------   ----------

   Total                                   $1,806,763   $1,336,957   $  336,951   $   40,178   $   92,677
                                           ==========   ==========   ==========   ==========   ==========

(1) Of the notes payable of consolidated VIEs, $401.9 million is guaranteed by the limited partners of the investment funds. Per partnership agreements the limited partners are also obligated to pay the principal and interest on the notes. The remaining balance of $73.0 million is collateralized with the underlying properties of the consolidated operating partnerships.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in certain financial instruments, primarily revenue bonds and other bond related investments that are subject to various forms of market risk, including interest rate risk. We seek to prudently and actively manage such risks to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels which are commensurate with the risks we undertake.

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

INTEREST RATE RISK
------------------

The nature of our investments and the instruments used to raise capital for their acquisition expose us to income and expense volatility due to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors beyond our control. Our exposure to interest rates is twofold:

     o    the potential  increase in interest expense on our variablerate debt;
          and
     o    the impact of interest rate on the value of our assets.

IMPACT ON EARNINGS

Our investments in revenue bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the underlying properties, which do not fluctuate with changes in market interest rates.

In contrast, payments required under our floating rate securitization programs vary based on market interest rates based on the Bond Market Association ("BMA") municipal swap index and are re-set weekly or every 35 days. In addition, we have floating rate debt related to our acquisition financing and our warehouse facilities. Other long-term sources of capital, such as our Cumulative Preferred Shares, carry a fixed dividend rate and, as such, are not impacted by changes in market interest rates.

With the exception of $50.0 million of debt hedged via an interest rate swap agreement and the $100.0 million fixed rate securitization, the full amount of our liabilities labeled as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest rates would decrease our annual net income by approximately $10.0 million.

We manage this risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our financial statements.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate, using the same methodology used to estimate the portfolio fair market value under SFAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of our portfolio of revenue bonds from its September 30, 2004 value of approximately $2.1 billion to approximately $1.9 billion. A 1% decline in interest rates would increase the value of the September 30, 2004 portfolio to approximately $2.2 billion. Changes in the estimated fair value of the revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         10.6 Third   Amended and  Restated  Bylaws,  dated  September  15, 2004
              (filed herewith).

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

         (b)   Reports on Form 8-K

               The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended September 30, 2004.

               Current report on Form 8-K relating to a press release we issued announcing that our subsidiary, CM Investor LLC, had provided a $72.0 million interim loan to Capri Capital Limited Partnership and committed to make an additional $12.0 million advance, dated July 19, 2004.

               Current report on Form 8-K relating to a press release we issued reporting our second quarter financial results, dated August 5, 2004.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CHARTERMAC
                                  (Registrant)



Date:  November 4, 2004       By: /s/ Stuart J. Boesky
                                  --------------------
                                  Stuart J. Boesky
                                  Managing Trustee and Chief Executive Officer



Date:  November 4, 2004       By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 10.6



                                   CHARTERMAC

                        THIRD AMENDED AND RESTATED BYLAWS

                                    ARTICLE I

                                     OFFICES

Section 1. PRINCIPAL OFFICE. The principal office of the Trust shall be located at such place as the Board of Trustees may designate in its sole discretion.

Section 2. ADDITIONAL OFFICES. The Trust may have additional offices at such places as the Board of Trustees may from time to time determine in its sole discretion or the business of the Trust may require.

                                   ARTICLE II

                            MEETINGS OF SHAREHOLDERS

Section 1. PLACE. All meetings of Shareholders shall be held at the principal office of the Trust or at such other place within the United States as shall be stated in the notice of the meeting.

Section 2. ANNUAL MEETING. An annual meeting of the Shareholders for the election of Managing Trustees whose terms have expired and the transaction of any business within the powers of the Trust shall be held on a date and at the time set by the Board of Trustees during the month of June in each year.

Section 3. SPECIAL MEETINGS. Special meetings of the Shareholders (or of Shareholders holding Shares of any class or series having a separate class or series vote on any matter pursuant to the Trust Agreement or applicable law) may be called by the Board of Trustees pursuant to a resolution adopted by a majority of the whole Board of Trustees, including a majority of the Independent Trustees. Special meetings of Shareholders shall also be called by the Board of Trustees upon the written request of the holders of Shares entitled to cast not less than 10% of all the votes entitled to be cast at such meeting. Such request shall briefly state the purpose of such meeting and the matters proposed to be acted on at such meeting.

Section 4. NOTICE. Not less than 10 nor more than 90 days before each meeting of Shareholders, the Board of Trustees shall give to each Shareholder entitled to vote at such meeting and to each Shareholder not entitled to vote who is entitled to notice of the meeting written or printed notice stating the time and place of the meeting and, in the case of a special meeting or as otherwise may be required by any statute, stating briefly the purpose for which the meeting is called, either by mail or by presenting it to such Shareholder personally or by leaving it at the Shareholder's residence or usual place of business. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the Shareholder at the Shareholder's post office address as it appears on the records of the Trust, with postage thereon prepaid.

Section 5. SCOPE OF NOTICE. Any business of the Trust may be transacted at an annual meeting of Shareholders without being specifically designated in the notice, except such business as is required by any statute to be stated in such notice. No business shall be transacted at a special meeting of Shareholders except as specifically designated in the notice.

Section 6. ORGANIZATION. At every meeting of Shareholders, the chairman of the Board of Trustees, if there is one, shall conduct the meeting or, in the case of vacancy in office or absence of the chairman of the Board of Trustees, the following officers of the Trust: the president and the vice presidents in their order of rank and seniority, and a Person appointed by the chairman shall act as secretary.

Section 7. QUORUM. At any meeting of Shareholders, the presence in person or by proxy of Shareholders entitled to cast a majority of all the votes entitled to be cast at such meeting shall constitute a quorum; provided, however, this section shall not affect any requirement under any statute, the Trust Agreement or these Bylaws regarding the vote necessary for the adoption of any measure. If, however, such quorum shall not be present at any meeting of the Shareholders, the Shareholders entitled to vote at such meeting, present in person or by proxy, shall have the power to adjourn the meeting from time to time to a date not more than 120 days after the original record date without notice other than announcement at the meeting. At such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than 120 days, or if after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting shall be given to each Shareholder of record entitled to vote at the meeting.

The Shareholders present at a meeting which has been duly called and convened may continue to transact business until adjournment, notwithstanding the withdrawal of enough Shareholders to leave less than a quorum.

Section 8. VOTING. A plurality of all the votes entitled to be cast, and actually cast, at a meeting of Shareholders duly called and at which a quorum is present shall be sufficient to elect a Managing Trustee. Each Share may be voted for as many individuals as there are Managing Trustees to be elected and for whose election the Share is entitled to be voted. A majority of the votes cast at a meeting of Shareholders duly called and at which a quorum is present shall be sufficient to approve any other matter which may properly come before the meeting, unless a different vote is required by statute, the Trust Agreement or these Bylaws. Unless otherwise provided in the Trust Agreement, each outstanding Share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at any meeting of Shareholders.

Section 9. PROXIES. A Shareholder may cast the votes entitled to be cast by the Shares owned of record by such Shareholder either in person or by proxy executed in writing or transmitted by telephone (whether orally or otherwise), telegram, cablegram or means of electronic transmission by the Shareholder or by the Shareholder's duly authorized attorney in fact. Such proxy shall be filed with the Board of Trustees before or at the time of the meeting. No proxy shall be valid after 11 months from the date of its execution, unless otherwise provided in the proxy. A proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A Shareholder may revoke any proxy that is not irrevocable by attending the meeting and voting in person or by filing an instrument in writing revoking the proxy or by delivering a proxy in accordance with applicable law bearing a later date to the Board of Trustees.

Section 10, VOTING OF SHARES BY CERTAIN HOLDERS. Shares of the Trust registered in the name of a corporation, partnership, trust or other Entity, if entitled to be voted, may be voted by the president or a vice president, a general partner or trustee thereof, as the case may be, or a proxy appointed by any of the foregoing individuals, unless some other Person who has been appointed to vote such stock pursuant to a bylaw or a resolution of the governing body of such corporation, partnership, trust or other Entity or agreement governing the organization of such other Entity presents a certified copy of such bylaw, resolution or agreement, in which case such Person may vote such stock. Any director or other fiduciary may vote stock registered in his name as such fiduciary, either in person or by proxy.

Shares of the Trust directly or indirectly owned by it shall not be voted at any meeting and shall not be counted in determining the total number of outstanding Shares entitled to be voted at any given time, unless they are held by it in a fiduciary capacity, in which case they may be voted and shall be counted in determining the total number of outstanding Shares at any given time.

The Board of Trustees may adopt by resolution a procedure by which a Shareholder may certify in writing to the Trust that any Shares registered in the name of the Shareholder are held for the account of a specified Person other than the Shareholder. The resolution shall set forth the class of Shareholders who may make the certification, the purpose for which the certification may be made, the form of certification and the information to be contained in it; if the certification is with respect to a record date or closing of the Share transfer books, the time after the record date or closing of the Share transfer books within which the certification must be received by the Trust; and any other provisions with respect to the procedure which the Board of Trustees considers necessary or desirable. On receipt of such certification, the Person specified in the certification shall be regarded as, for the purposes set forth in the certification, the Shareholder of record of the specified Shares in place of the Shareholder who makes the certification.

Section 11. INSPECTORS. At any meeting of Shareholders, the chairman of the meeting may appoint one or more Persons as inspectors for such meeting. Such inspectors shall ascertain and report the number of Shares represented at the meeting based upon their determination of the validity and effect of proxies, count all votes, report the results and perform such other acts as are proper to conduct the election and voting with impartiality and fairness to all the Shareholders.

Each report of an inspector shall be in writing and signed by such inspector or by a majority of them if there is more than one inspector acting at such meeting. If there is more than one inspector, the report of a majority shall be the report of the inspectors. The report of the inspector or inspectors on the number of Shares represented at the meeting and the results of the voting shall be prima facie evidence thereof.

Section 12 NOMINATIONS AND SHAREHOLDER BUSINESS.

     (a) ANNUAL MEETINGS OF SHAREHOLDERS.

          (1) Subject to paragraph (c) of this Section 12, nominations of Persons for election as a Managing Trustee to the Board of Trustees and the proposal of business to be considered by the Shareholders may be made at an annual meeting of Shareholders (i) pursuant to the Trust's notice of meeting, (ii) by or at the direction of a majority of the Board of Trustees or (iii) by any Shareholder of the Trust who was a Shareholder of record both at the time of giving of notice provided for in this Section 12(a) and at the time of the annual meeting, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 12(a).

          (2) For nominations or other business to be properly brought before an annual meeting of Shareholders by a Shareholder pursuant to clause (iii) of paragraph (a)(1) of this Section 12, the Shareholder must have given timely notice thereof in writing to the Board of Trustees. To be timely, a Shareholder's notice shall be delivered to the Board of Trustees at the principal executive offices of the Trust not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date or if the Trust has not previously held an annual meeting, notice by the Shareholder to be timely must be so delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such Shareholder's notice shall set forth (i) as to each Person whom the Shareholder proposes to nominate for election or reelection as a Managing Trustee all information relating to such Person that is required to be disclosed in solicitations of proxies for election of Managing Trustees, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT") (including such Person's written consent to being named in the proxy statement as a nominee and to serving as a Managing Trustee if elected); (ii) as to any other business that the Shareholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such Shareholder and of the beneficial owner, if any, on whose behalf the proposal is made; and (iii) as to the Shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (x) the name and address of such Shareholder, as they appear on the Trust's books, and of such beneficial owner and (y) the number of Shares of each class of beneficial interests of the Trust which are owned beneficially and of record by such Shareholder and such beneficial owner. Notwithstanding the foregoing provisions, the Board of Trustees shall have the right, pursuant to Regulation 14A under the Exchange Act, to reject any Shareholder proposal or nomination raised.

          (3)  Notwithstanding  anything  in the second  sentence  of  paragraph
               (a)(2) of this Section 12 to the contrary, in the event that the number of Managing Trustees to be elected to the Board of Trustees is increased and there is no public announcement naming all of the nominees for Managing Trustee or specifying the size of the increased Board of Trustees made by the Trust at least 70 days prior to the first anniversary of the preceding year's annual meeting, a Shareholder's notice required by this Section 12(a) shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Board of Trustees at the principal office of the Trust not later than the close of business on the tenth day following the day on which such public announcement is first made by the Trust.

     (b) SPECIAL MEETINGS OF SHAREHOLDERS. Only such business shall be conducted at a special meeting of Shareholders as shall have been brought before the meeting pursuant to the Trust's notice of meeting. Subject to paragraph (c) of this Section 12, nominations of Persons for election to the Board of Trustees may be made at a special meeting of Shareholders at which Managing Trustees are to be elected (i) pursuant to the Trust's notice of meeting, (ii) by or at the direction of the Board of Trustees or (iii) provided that the Board of Trustees has determined that Managing Trustees shall be elected at such special meeting, by any Shareholder of the Trust who is a Shareholder of record both at the time of giving of notice provided for in this
          Section 12(b) and at the time of the special meeting, who is entitled to vote at the meeting and who complied with the notice procedures set forth in this Section 12(b). Subject to paragraph (c) of this Section 12, in the event the Trust calls a special meeting of Shareholders for the purpose of electing one or more Managing Trustees to the Board of Trustees, any such Shareholder may nominate a Person or Persons (as the case may be) for election to such position as specified in the Trust's notice of meeting, if the Shareholder's notice containing the information required by paragraph (a)(2) of this Section 12 shall be delivered to the Board of Trustees at the principal office of the Trust not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Trustees to be elected at such meeting.

     (c)  SPECIAL NOMINATION PROVISIONS.

          (1) NOMINATION OF THE INDEPENDENT TRUSTEES. Notwithstanding anything herein to the contrary, the Independent Trustees nominated by the Board of Trustees shall be nominated by the Nominating Committee of the Board of Trustees, which nominations shall be subject to the approval of two-thirds of the Board of Trustees. All Managing Trustees shall have the right to recommend to the Nominating Committee for its consideration their choices for the Independent Trustee nominees.

          (2) NOMINATION OF THE NON-INDEPENDENT TRUSTEES. Subject to the provisions of the Trust Agreement (including, without limitation, any Certificate of Designation attached thereto), non-Independent Trustees nominated by the Board of Trustees shall be nominated by the Nominating Committee of the Board of Trustees, which nominations shall be subject to the approval of a majority of the Board of Trustees. All Managing Trustees shall have the right to recommend to the Nominating Committee for its consideration their choices for the non-Independent Trustee nominees.

     (d)  GENERAL

          (1) Only such Persons who are nominated in accordance with the procedures set forth in this Section 12 shall be eligible to serve as Managing Trustees and only such business shall be conducted at a meeting of Shareholders as shall have been brought before the meeting in accordance with the procedures set forth in this Section 12. The chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made in accordance with the procedures set forth in this Section 12 and, if any proposed nomination or business is not in compliance with this
               Section 12, to declare that such defective nomination or proposal be disregarded.

          (2) "Public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable news service or in a document publicly filed by the Trust with the Securities and Exchange Commission pursuant to
               Section 13, 14 or 15(d) of the Exchange Act.

          (3) Notwithstanding the foregoing provisions of this Section 12, a Shareholder shall also comply with all applicable requirements of state law and of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this Section
               12. Nothing in this Section 12 shall be deemed to affect any rights of Shareholders to request inclusion of proposals or the Trust's right to exclude such proposals in the Trust's proxy statement pursuant to Rule 14a-8 under the Exchange Act.

Section 13. VOTING BY BALLOT. Voting on any question or in any election may be viva voce unless the chairman of the meeting shall order or any Shareholder shall demand that voting be by ballot.

Section 14. CONDUCT OF MEETINGS. The Board of Trustees may adopt by resolution such rules and regulations for the conduct of meeting of Shareholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Trustees, the chairman of any meeting of Shareholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Trustees or prescribed by the chairman of the meeting, may include, without limitation, the following:

     (a)  The establishment of an agenda or order of business for the meeting;

     (b) Rules and procedures for maintaining order at the meeting and the safety of those present;

     (c) Limitations on attendance at or participation in the meeting of Shareholders of record, their duly authorized and constituted proxies or such other Persons as the chairman of the meeting shall determine;

     (d) Restrictions on entry to the meeting after the time fixed for the commencement thereof; and

     (e)  Limitations   on  the  time  allotted  to  questions  or  comments  by
          participants. Unless and to the extent determined by the Board of Trustees or the chairman of the meeting, meetings of Shareholders shall not be required to be held in accordance with the rules of parliamentary procedure.

Section 15. ACTION BY CONSENT OF SHAREHOLDERS. Any action required or permitted to be taken at any annual or special meeting of the Shareholders may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding Shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all Shares entitled to vote thereon were present and voted and shall be delivered (by regular mail) to the Trust by delivery to its principal place of business, or an agent of the Trust having custody of the book in which proceedings of minutes of Shareholders are recorded. The Trust shall make a public announcement of the taking of the action without a meeting by less than unanimous written consent.

Section 16. RECORD DATE FOR ACTION BY CONSENT OF SHAREHOLDERS. In order that the Trust may determine the Shareholders entitled to consent to action in writing without a meeting, the Trustees may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Trustees, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board of Trustees. Any Shareholder of record seeking to have the Shareholders authorize or take action by consent shall, by written notice to a Managing Trustee, request the Board of Trustees to fix a record date. The Board of Trustees shall promptly, but in all events within 10 days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Trustees within 10 days of the date on which such a request is received, the record date for determining Shareholders entitled to consent to action in writing without a meeting, when no prior action by the Board of Trustees is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered (by hand or by certified or registered mail, return receipt requested) to the Trust by delivery to its principal place of business, or to an agent of the Trust having custody of the book in which proceedings of meetings of Shareholders are recorded. If no record date has been fixed by the Board of Trustees and prior action by the Board of Trustees is required by applicable law, the record date for determining Shareholders entitled to consent to action in writing without a meeting shall be at the close of business on the date on which the Board of Trustees adopts the resolution taking such prior action.

                                   ARTICLE III

                                MANAGING TRUSTEES

Section 1. GENERAL POWERS. The business and affairs of the Trust shall be managed under the direction of its Board of Trustees.

Section 2. LIMITATIONS ON POWERS. The Board of Trustees shall not have the authority to:

     (a) cause the Trust to acquire Minority Positions which, in the aggregate, are in excess of 15% of Total Market Value (measured at the time of such investment);

     (b) cause the Trust to invest in a First Mortgage Bond secured by a Mortgage Loan on any one Underlying Property if the principal of such First Mortgage Bond would exceed, in the aggregate, an amount equal to 20% of Total Market Value (measured at the time of such investment);

     (c) cause the Trust to invest in First Mortgage Bonds secured by Mortgage Loans to any one borrower if the principal of such First Mortgage Bonds would exceed, in the aggregate, an amount greater than 20% of Total Market Value (measured at the time of such investment);

     (d) cause the Trust to invest in First Mortgage Bonds secured by Mortgage Loans on unimproved real property or Tax-Exempt Securities relating to unimproved real property in an amount in excess of 10% of Total Market Value (measured at the time of such investment);

     (e) cause the Trust to invest in a First Mortgage Bond secured by a Mortgage Loan on any one Underlying Property if the aggregate amount of all mortgage loans outstanding on the Underlying Property, including the principal amount of the Mortgage Loan, would exceed an amount equal to 85% of the appraised fair market value of the Underlying Property, as determined by an independent appraiser, unless the Board of Trustees or the Manager determines that substantial justification exists for investing in such a First Mortgage Bond because of other aspects of the loans, such as the net worth of the borrower, the credit rating of the borrower based on historical financial performance, additional collateral (such as a pledge or assignment of other real estate or another real estate mortgage) or an assignment of rents under a lease or where the Trust has purchased a First Mortgage Bond at a price that is no more than 85% of the value of the Underlying Property (notwithstanding that the face amount of the outstanding mortgage loans with respect to the Underlying Property exceeds 85% of the appraised fair market value of the Underlying Property), provided that any loans relating to the Underlying Property which are advanced by third parties (and which cause the aggregate amount of all mortgage loans outstanding on the Underlying Property to exceed 85% of the appraised fair market value of the Underlying

          Property) are subordinated to the Trust's investment and do not entitle such third party lender to any material rights upon default without the Trust's consent until after the Trust's First Mortgage Bond and related Mortgage Loan with respect to such Underlying Property have been repaid;

     (f) do any act in contravention of these Bylaws or which would make it impossible to carry on the ordinary business of the Trust;

     (g) confess a judgment against the Trust in connection with any threatened or pending legal action;

     (h) possess any Trust asset or assign the rights of the Trust in specific Trust assets for other than a Trust purpose;

     (i) perform any act (other than an act required by these Bylaws or any act taken in good faith reliance upon counsel's opinion) which would, at the time such act occurred, subject any Shareholders to liability in any jurisdiction;

     (j)  commingle the Trust funds with those of any other Person;

     (k)  operate the Trust in such a manner as to have the Trust  classified as
          (1) an "investment company" for purposes of the Investment Company Act of 1940, as amended, or (2) other than as a partnership for purposes of the Code; and

     (l) cause the Trust to invest in real estate contracts of sale, otherwise known as land sale contracts, unless such contracts of sale are in recordable form and are appropriately recorded in the chain of title.

Section 3. NUMBER, TENURE AND QUALIFICATIONS. At any regular meeting or at any special meeting called for that purpose, two-thirds of the entire Board of Trustees may establish, increase or decrease the number of Managing Trustees, provided that the number thereof shall never be less than three nor more than sixteen, and at least a majority of the Managing Trustees, by at least (i) one trustee while Mr. White is on the Board of Trustees and, (ii) two trustees if Mr. White is not on the Board of Trustees shall be Independent Trustees, and further provided that the tenure of office of a Managing Trustee shall not be affected by any decrease in the number of Managing Trustees.

Section 4. ANNUAL AND REGULAR MEETINGS. An annual meeting of the Board of Trustees shall be held immediately after and at the same place as the annual meeting of Shareholders, no notice other than this Bylaw being necessary. The Board of Trustees may provide, by resolution, the time and place, either within or without the State of Delaware, for the holding of regular meetings of the Board of Trustees without other notice than such resolution.

Section 5. SPECIAL MEETINGS. Special meetings of the Board of Trustees may be called by or at the request of the chairman of the Board of Trustees, or by a majority of the Managing Trustees then in office. The Person or Persons authorized to call special meetings of the Board of Trustees may fix any place, either within or without the State of Delaware, as the place for holding any special meeting of the Board of Trustees called by them.

Section 6. NOTICE. Notice of any special meeting of the Board of Trustees shall be delivered personally or by telephone, email, facsimile transmission, United States mail or courier to each Managing Trustee at his email, business or residence address. Notice by personal delivery, by telephone, email or a facsimile transmission shall be given at least two days prior to the meeting. Notice by mail shall be given at least five days prior to the meeting and shall be deemed to be given when deposited in the United States mail properly addressed, with postage thereon prepaid. Telephone notice shall be deemed to be given when the Managing Trustee is personally given such notice in a telephone call to which he is a party. Email and facsimile transmission notice shall be deemed to be given upon completion of the transmission of the message to the number given to the Trust by the Managing Trustee and receipt of a completed answer-back indicating receipt. Neither the business to be transacted at, nor the purpose of, any annual, regular or special meeting of the Board of Trustees need be stated in the notice, unless specifically required by statute or these Bylaws.

Section 7. QUORUM. A majority of the Managing Trustees shall constitute a quorum for transaction of business at any meeting of the Board of Trustees, provided that, if less than a majority of such Managing Trustees are present at said meeting, a majority of the Managing Trustees present may adjourn the meeting from time to time without further notice, and provided further that if, pursuant to the Trust Agreement or these Bylaws, the vote of a majority of a particular group of Managing Trustees is required for action, a quorum must also include a majority of such group, but only with respect to a vote on such action.

The Managing Trustees present at a meeting which has been duly called and convened may continue to transact business until adjournment, notwithstanding the withdrawal of enough Managing Trustees to leave less than a quorum.

Section 8. VOTING. The action of the majority of the Managing Trustees present at a meeting at which a quorum is present shall be the action of the Board of Trustees (including with respect to actions to merge, consolidate or convert the

Trust), unless the concurrence of a greater proportion is required for such action by the Trust Agreement or applicable law. Notwithstanding the foregoing, where any action is required pursuant to the terms of the Trust Agreement to be approved by a majority vote of the Independent Trustees or by a majority of the Independent Trustees (or like wording), then the action of a majority of the total number of Persons at the time serving on the Board of Trustees who constitute Independent Trustees shall be the action of the Board of Trustees.

Section 9. TELEPHONE MEETINGS. Managing Trustees may participate in a meeting by means of a conference telephone or similar communications equipment if all Persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means shall constitute presence in person at the meeting.

Section 10. INFORMAL ACTION BY MANAGING TRUSTEES. Any action required or permitted to be taken at any meeting of the Board of Trustees may be taken without a meeting, if a consent in writing to such action is signed by each Managing Trustee and such written consent is filed with the minutes of proceedings of the Board of Trustees.

Section 11. VACANCIES.

     (a) GENERAL. If for any reason any or all the Managing Trustees cease to be Managing Trustees, such event shall not annul, dissolve or terminate the Trust or affect these Bylaws or the powers of the remaining Managing Trustees hereunder (even if fewer than three Managing Trustees remain). Any individual elected as Managing Trustee in accordance with this Section 11 shall hold office until the next annual meeting of Shareholders at which such Managing Trustee's class is to be elected and until his successor is elected and qualifies.

     (b) INDEPENDENT TRUSTEES. If any vacancy, whether or not created by an increase in the number of Managing Trustees, must be filled with an Independent Trustee to comply with the terms of Section 3.1 of the Trust Agreement, and there are any remaining Independent Trustees, replacement Independent Trustees shall be nominated by the Nominating Committee of the Board of Trustees, which nominations shall be subject to the approval of two-thirds of the Managing Trustees, and the vacancy shall be filled by a majority vote of the Managing Trustees electing a nominated replacement Independent Trustee. All Managing Trustees shall have the right to recommend to the Nominating Committee for its consideration their choices for the replacement Independent Trustee nominees. If there is no remaining Independent Trustee, any such vacancies shall be filled by a majority of the remaining Managing Trustees.

     (c) NON-INDEPENDENT TRUSTEES. Subject to the provisions of the Trust Agreement (including, without limitation, any Certificate of Designation attached thereto), if any vacancy, whether or not created by an increase in the number of Managing Trustees, must be filled with a non-Independent Trustee to comply with the terms of Section 3.1 of the Trust Agreement, replacement non-Independent Trustees shall be nominated by the Nominating Committee of the Board of Trustees and the vacancy shall be filled by a majority vote of the Managing Trustees. All Managing Trustees shall have the right to recommend to the Nominating Committee for its consideration their choices for the replacement non-Independent Trustee nominee.

Section 12. COMPENSATION. Managing Trustees other than Independent Trustees shall not receive any salary or other compensation for their services as Managing Trustees. By resolution of the Board of Trustees, Independent Trustees may receive fixed sums, Shares in the Trust or other compensation per year and/or per meeting and/or for any service or activity they performed or engaged in as Managing Trustees. Managing Trustees may be reimbursed for expenses of attendance, if any, at each annual, regular or special meeting of the Board of Trustees or of any committee thereof and for their expenses, if any, in connection with any other service or activity they performed or engaged in as Managing Trustees; but nothing herein contained shall be construed to preclude any Managing Trustees from serving the Trust in any other capacity and receiving compensation therefor.

Section 13. LOSS OF DEPOSITS. No Trustee shall be liable for any loss which may occur by reason of the failure of the bank, trust company, savings and loan association, or other institution with whom moneys or property have been deposited.

Section 14. SURETY BONDS. Unless required by law, no Trustee shall be obligated to give any bond or surety or other security for the performance of any of his duties.

Section 15. RELIANCE. Each Trustee, officer (if any), employee and agent of the Trust shall, in the performance of his or her duties with respect to the Trust, be fully justified and protected with regard to any act or failure to act in reliance in good faith upon the books of account or other records of the Trust, upon an opinion of counsel or upon reports made to the Trust by any of its officers (if any) or employees (if any) or by the adviser, accountants, appraisers or other experts or consultants selected by the Board of Trustees or officers (if any) of the Trust, regardless of whether such counsel or expert may also be a Trustee.

Section 16. CERTAIN RIGHTS OF TRUSTEES, OFFICERS, EMPLOYEES AND AGENTS. The Trustees shall have no responsibility to devote their full time to the affairs of the Trust. Any Trustee or officer (if any), employee (if any) or agent of the Trust, in his personal capacity or in a capacity as an affiliate, employee, or agent of any other Person, or otherwise, may have business interests and engage in business activities similar to or in addition to or in competition with those of or relating to the Trust.

Section 17. CERTAIN RIGHTS OF THE INDEPENDENT TRUSTEES.

     (a) CHARTER MAC CORPORATION. Notwithstanding any provision herein to the contrary, at any time at which there are any Independent Trustees in office, the powers and duties conferred and imposed upon the Trust as sole shareholder of Charter Mac Corporation in accordance with Article 13 of the certificate of incorporation of Charter Mac Corporation relating to (i) the taking or refraining from taking of action by
          Charter  Mac  Corporation  with  respect  to  any  consents,  waivers, amendments, approvals, elections or similar actions under or pertaining to any of the RCC Acquisition Documents (as defined below) that may affect the rights or obligations of any of APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II L.P. and SJB Associates L.P., or their Affiliates (as defined in that certain Contribution Agreement dated as of December 17, 2002, as amended from time to time (the "CONTRIBUTION AGREEMENT") by and among CharterMac Capital Company, LLC and the other parties named therein), or (ii) any amendment to this Section 17, shall be exercised and performed by the Independent Trustees. For such purposes, the Independent Trustees shall act by the affirmative vote of a majority of the persons who are then serving as Independent Trustees at a meeting at which at least a majority of the Independent Trustees are present or by unanimous written consent of the Independent Trustees. The provisions of these bylaws and of Delaware Statutory Trust Act shall govern such action at a meeting or by written consent as if the Independent Trustees constituted the board of trustees. For the purposes of this Section 17, "RCC ACQUISITION DOCUMENTS" shall mean collectively the Contribution Agreement and each of the Collateral Agreements (as defined in the Contribution Agreement).

     (b) TRUSTEE LIABILITY. The personal liability of the Independent Trustees acting pursuant to Section 17(a) hereof is hereby eliminated to the fullest extent permitted by Delaware Statutory Trust Act, as the same may be amended and supplemented.

                                   ARTICLE IV

                                   COMMITTEES

Section 1. NUMBER, TENURE AND QUALIFICATIONS. The Board of Trustees may appoint an Audit Committee, a Compensation Committee, a Nominating Committee and any other committees determined to be necessary or advisable by the Board of Trustees. Such committees shall be comprised of one or more Managing Trustees and may also be comprised of individuals appointed by the Board of Trustees who are not trustees of the Trust. Each of the Audit Committee, the Compensation Committee and the Nominating Committee shall be entirely comprised of Independent Trustees or individuals that are not trustees of the Trust who would otherwise qualify as an Independent Trustee.

Section 2. POWERS. The Board of Trustees may delegate to committees appointed under Section 1 of this Article any of the powers of the Board of Trustees, except as prohibited by law.

Section 3. MEETINGS. Notice of committee meetings shall be given in the same manner as notice for special meetings of the Board of Trustees. A majority of the members of the committee shall constitute a quorum for the transaction of business at any meeting of the committee. The act of a majority of the committee members present at a meeting shall be the act of such committee. The Board of Trustees may designate a chairman of any committee, and such chairman or any two members of any committee may fix the time and place of its meeting unless the Board of Trustees shall otherwise provide. In the absence of any member of any such committee, the members thereof present at any meeting, whether or not they constitute a quorum, may appoint another Managing Trustee to act in the place of such absent member. Each committee shall keep minutes of its proceedings.

Section 4. TELEPHONE MEETINGS. Members of a committee of the Board of Trustees may participate in a meeting by means of a conference telephone or similar communications equipment if all Persons participating in the meeting can hear each other at the same time. Participation in a meeting by these means shall constitute presence in person at the meeting.

Section 5. INFORMAL ACTION BY COMMITTEES. Any action required or permitted to be taken at any meeting of a committee of the Board of Trustees may be taken without a meeting, if a consent in writing to such action is signed by each member of the committee and such written consent is filed with the minutes of proceedings of such committee.

Section 6. VACANCIES. Subject to the provisions hereof, the Board of Trustees shall have the power at any time to change the membership of any committee, to fill all vacancies, to designate alternate members to replace any absent or disqualified member or to dissolve any such committee.

                                    ARTICLE V

                                    OFFICERS

The Trust shall not have any officers. Notwithstanding the foregoing, the Board of Trustees may from time to time in its sole discretion appoint persons as "officers" of the Trust with such titles, powers and duties as they shall deem necessary or desirable. Additionally, the Trust shall create an Operating Committee which shall, subject to the authority of the Board of Trustees, be vested with general responsibility for the ordinary and usual management of the business and affairs of the Trust. The Board of Trustees may from time to time in its sole discretion appoint and remove members of the Operating Committee, who may but are not required to be Managing Trustees or "officers" of the Trust. The Operating Committee shall be initially comprised of the following individuals: Marc D. Schnitzer, Denise L. Kiley, Alan P. Hirmes, Stuart J. Boesky, Stephen M Ross, Jeff T. Blau, Michael J. Brenner and Stuart Rothstein1. Each member of the Operating Committee shall have one vote. In the event of any significant disagreements at the Operating Committee level, the matter shall be referred to the Board of Trustees for resolution.

                                   ARTICLE VI

                      CONTRACTS, LOANS, CHECKS AND DEPOSITS

Section 1. CONTRACTS. Subject to the terms of the Trust Agreement, the Board of Trustees may authorize an officer (if any), the Manager or other agent to enter into any contract or to execute and deliver any instrument in the name of and on behalf of the Trust and such authority may be general or confined to specific instances. Any agreement, deed, mortgage, lease or other document executed by one or more of the Managing Trustees or by an authorized Person shall be valid and binding upon the Trust when authorized or ratified by action of the Board of Trustees.

Section 2. CHECKS AND DRAFTS. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Trust shall be signed by such officer of the Trust (if any), the Manager or other agent of the Trust in such manner as shall from time to time be determined by the Board of Trustees.

Section 3. DEPOSITS. All funds of the Trust not otherwise employed shall be deposited from time to time to the credit of the Trust in such banks, trust companies or other depositories as the Board of Trustees may designate.

                                   ARTICLE VII

                          SHARES OF BENEFICIAL INTEREST

Section 1. CERTIFICATES. Shares may, but need not be, represented by certificates. Shares not represented by certificates will be held in book-entry form. Each Shareholder of Shares not represented by certificates may request from the Trust, and upon such request, shall be entitled to, a certificate or certificates which shall represent and certify the number of Shares of each class or series of beneficial interest held by him in the Trust. Each certificate representing Shares shall be signed by the chairman of the Board of Trustees, if any, or any Managing Trustee if no chairman has been elected, and may be sealed with the seal, if any, of the Trust. The signatures of the Managing Trustees may be either manual or facsimile. Certificates are not valid until manually countersigned and registered by the Trust's transfer agent and/or registrar. Certificates shall be consecutively numbered; and if the Trust shall, from time to time, issue several classes or series of shares, each class may have its own number series. A certificate is valid and may be issued whether or not a Managing Trustee who signed it is still a Managing Trustee when it is issued. Each certificate representing Shares which are restricted as to their transferability or voting powers, which are preferred or limited as to their distributions or as to their allocable portion of the assets upon dissolution and liquidation or which are redeemable at the option of the Trust, shall have a statement of such restriction, limitation, preference or redemption provision, or a summary thereof, plainly stated on the certificate. If the Trust intends to issue certificated Shares of more than one class, the certificate representing such Shares shall contain on the face or back a full statement or summary of the designations and any preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions and other qualifications and terms and conditions of redemption of such class of beneficial interest and the differences in the relative rights and preferences between the Shares of each series of such class to the extent they have been set and the authority of the Board of Trustees to set the relative rights and preferences of subsequent series of such class. In lieu of such statement or summary, the certificate may state that the Trust will furnish a full statement of such information to any Shareholder upon written request and without charge. If any class or series of certificated Shares is restricted by the Trust as to transferability, the certificate representing such Shares shall contain a full statement of the restrictions.


1 Mr. Rothstein resigned as an officer of the Trust as of March 31, 2004.

Section 2. TRANSFERS. Upon the request by a Shareholder of Shares not represented by certificates to transfer one or more of such Shares, accompanied by proper evidence of succession, assignment or authority to transfer, the transfer agent of the Trust shall transfer such Shares to the account of the Person entitled thereto and shall debit the account of the transferring Shareholder, and the transaction shall be recorded upon the Trust's books. Upon surrender to the Trust or the transfer agent of the Trust of a Share certificate duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, the transfer agent of the Trust shall credit the Shares to the account of the Person entitled thereto, in book-entry form, and shall cancel the certificate representing such Shares, and the transaction shall be recorded upon the Trust's books.

The Trust shall be entitled to treat the holder of record of any Shares as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such Share or on the part of any other Person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.

Notwithstanding the foregoing, transfers of Shares shall be subject in all respects to the Trust Agreement and all of the terms and conditions contained therein, and to the terms of such Shares determined by the Board of Trustees in accordance with Section 10.2 of the Trust Agreement.

Section 3. REPLACEMENT CERTIFICATE. The Manager or any other Person designated by the Board of Trustees may direct a new certificate to be issued in place of any certificate previously issued by the Trust alleged to have been lost, stolen or destroyed upon the making of an affidavit of that fact by the Person claiming the certificate to be lost, stolen or destroyed and requesting a new certificate. When authorizing the issuance of a new certificate, the Manager or such other Person designated by the Board of Trustees may, in such Person's discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or the owner's legal representative to advertise the same in such manner as the Manager or such other Person shall require and/or to give bond, with sufficient surety, to the Trust and the Trustees of the Trust to indemnify them against any loss or claim which may arise as a result of the issuance of a new certificate.

Section  4.  CLOSING  OF  TRANSFER  BOOKS OR FIXING OF RECORD  DATE.  Subject to
Article II, Section 16, with respect to record dates in connection with consent to action without a meeting, the Board of Trustees may set, in advance, a record date for the purpose of determining Shareholders entitled to notice of or to vote at any meeting of Shareholders or determining Shareholders entitled to receive payment of any distribution or the allotment of any other rights, or in order to make a determination of Shareholders for any other proper purpose. Such date, in any case, shall not be prior to the close of business on the day the record date is fixed and shall be not more than 90 days and, in the case of a meeting of Shareholders, not less than ten days, before the date on which the meeting or particular action requiring such determination of Shareholders of record is to be held or taken.

In lieu of fixing a record date, the Board of Trustees may provide that the Share transfer books shall be closed for a stated period but not longer than 20 days. If the Share transfer books are closed for the purpose of determining Shareholders entitled to notice of or to vote at a meeting of Shareholders, such books shall be closed for at least ten days before the date of such meeting.

If no record date is fixed and the Share transfer books are not closed for the determination of Shareholders, (a) the record date for the determination of Shareholders entitled to notice of or to vote at a meeting of Shareholders shall be at the close of business on the day on which the notice of meeting is mailed or the 30th day before the meeting, whichever is the closer date to the meeting; and (b) the record date for the determination of Shareholders entitled to receive payment of a distribution or an allotment of any other rights shall be the close of business on the day on which the resolution of the directors, declaring the distribution or allotment of rights, is adopted.

When a determination of Shareholders entitled to vote at any meeting of Shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof, except when (i) the determination has been made through the closing of the transfer books and the stated period of closing has expired or (ii) the meeting is adjourned to a date more than 120 days after the record date fixed for the original meeting, in either of which case a new record date shall be determined as set forth herein.

Section 5. SHARE LEDGER. The Trust shall maintain at its principal office or at the office of its counsel, accountants or transfer agent, an original or duplicate Share ledger containing the name and address of each Shareholder and the number of Shares of each class or series held by such Shareholder.

Section 6. FRACTIONAL SHARES; ISSUANCE OF UNITS. The Board of Trustees may issue fractional Shares or provide for the issuance of scrip, all on such terms and under such conditions as they may determine. Notwithstanding any other provision of the Trust Agreement or these Bylaws, the Board of Trustees may issue units consisting of different securities of the Trust. Any such security issued in a unit shall have the same characteristics as any identical securities issued by the Trust, except that the Board of Trustees may provide that for a specified period securities of the Trust issued in such unit may be transferred on the books of the Trust only in such unit.

                                  ARTICLE VIII

                                 ACCOUNTING YEAR

The Board of Trustees shall have the power, from time to time, to fix the fiscal year of the Trust by a duly adopted resolution.

                                   ARTICLE IX

                                  DISTRIBUTIONS

Section 1. AUTHORIZATION. Distributions upon the Shares of the Trust may be authorized and declared by the Board of Trustees, subject to the provisions of law and the Trust Agreement. Distributions may be paid in cash, property or Shares of the Trust, subject to the provisions of law and the Trust Agreement.

Section 2. CONTINGENCIES. Before payment of any distributions, there may be set aside out of any assets of the Trust available for distributions such sum or sums as the Board of Trustees may from time to time, in its absolute discretion, think proper as a reserve fund for contingencies, for equalizing distributions, for repairing or maintaining any property of the Trust or for such other purpose as the Board of Trustees shall determine to be in the best interest of the Trust, and the Board of Trustees may, in its sole discretion, modify or abolish any such reserve in the manner in which it was created.

                                    ARTICLE X

                                INVESTMENT POLICY

Subject to the provisions of the Trust Agreement, the Board of Trustees may from time to time adopt, amend, revise or terminate any policy or policies with respect to investments by the Trust as it shall deem appropriate in its sole discretion.

                                   ARTICLE XI

                                      SEAL

Section 1. SEAL. The Board of Trustees may authorize the adoption of a seal by the Trust. The seal shall contain the name of the Trust and the year of its creation and the words "Delaware Statutory Trust." The Board of Trustees may authorize one or more duplicate seals and provide for the custody thereof.

Section 2. AFFIXING SEAL. Whenever the Trust is permitted or required to affix its seal to a document, it shall be sufficient to meet the requirements of any law, rule or regulation relating to a seal to place the word "(SEAL)" adjacent to the signature of the Person authorized to execute the document on behalf of the Trust.

                                   ARTICLE XII

                     INDEMNIFICATION AND ADVANCE OF EXPENSES

To the maximum extent permitted by Delaware law in effect from time to time and in addition to any rights set forth in the Trust Agreement, the Trust shall indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, shall pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any individual who is a present or former Trustee, Manager, officer (if any), employee (if any) or agent of the Trust and who is made a party to the proceeding by reason of his service in that capacity or (b) any individual who, while a Trustee, Manager, officer (if any), employee (if any) or agent of the Trust and at the request of the Trust, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made a party to the proceeding by reason of such Person's service in that capacity. The Trust may, with the approval of its Board of Trustees, provide such indemnification and advance for expenses to a Person who served a predecessor of the Trust in any of the capacities described in (a) or (b) above and to any officer (if any), employee (if any) or agent of the Trust or a predecessor of the Trust.

Neither the amendment nor repeal of this Article, nor the adoption or amendment of any other provision of the Bylaws or Trust Agreement inconsistent with this Article, shall apply to or affect in any respect the applicability of the preceding paragraph with respect to any act or failure to act which occurred prior to such amendment, repeal, adoption or amendment.

                                  ARTICLE XIII

                                WAIVER OF NOTICE

Whenever any notice is required to be given pursuant to the Trust Agreement or these Bylaws or pursuant to applicable law, a waiver thereof in writing, signed by the Person or Persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Neither the business to be transacted at nor the purpose of any meeting need be set forth in the waiver of notice, unless specifically required by statute. The attendance of any Person at any meeting shall constitute a waiver of notice of such meeting, except where such Person attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

                                   ARTICLE XIV

                               AMENDMENT OF BYLAWS

The Board of Trustees shall have the exclusive power to adopt, alter or repeal any provision of these Bylaws and to make new Bylaws; provided that notwithstanding anything herein to the contrary, (i) any amendment, alteration or repeal of any provisions of these Bylaws that require the vote of two-thirds of the Board of Trustees for the taking of any action, and any adoption, amendment or alteration of any other provisions of these Bylaws or the Trust Agreement inconsistent with such provisions, shall require the approval of not less than two-thirds of the members of the Board of Trustees, and (ii) any amendment, alteration or repeal of any provisions of these Bylaws that require the vote of a majority of the Independent Trustees (or a majority vote of the Independent Trustees) for the taking of any action, and any adoption, amendment or alteration of any other provisions of these Bylaws or the Trust Agreement inconsistent with such provisions, shall require the approval of not less than a majority of the Independent Trustees.

                                   ARTICLE XV

                       REQUESTS FOR LISTS OF SHAREHOLDERS

Section 1. GENERAL. Any request for access to the lists of Shareholders must be in writing setting forth with particularity a proper purpose reasonably related to the current status of the Person making the request as a Shareholder in the Trust at the time of the request. The request must certify that the Person making the request is doing so solely on such Person's own behalf and not on behalf of or for the benefit of any other Person. If any such request is for the purpose of communicating with Shareholders, such request shall be accompanied by a copy of the proposed communication. The Person making the request for the list of Shareholders shall reimburse the Trust for all reasonable costs incurred by the Trust in responding to such request. The Trust shall have no obligation to maintain any list of the names or addresses of any Shareholders who are not record owners of the Shares, including, without limitation, non-objecting beneficial owners of the Shares.

Section 2. TENDER OFFERS. The Trust will not provide the Shareholders access to or copies of any of the Trust's books and records or the lists of Shareholders for the purpose of conducting or facilitating any tender offer or other offer or solicitation to buy 5% or less of the outstanding Shares of the Trust (a "MINI-TENDER OFFER") unless, in addition to compliance with all other applicable legal requirements, the Person making such Mini-Tender Offer agrees in writing to comply with all of the terms and conditions set forth herein:

     (a) Such Mini-Tender Offer shall afford Shareholders withdrawal rights during the entire period the Mini-Tender Offer remains open.

     (b) Such Mini-Tender Offer shall afford Shareholders proration rights for all Shares of the Trust tendered during the entire period the Mini-Tender Offer remains open.

     (c) Such Mini-Tender Offer shall truthfully and completely disclose all material facts pertaining to such Mini-Tender Offer, the Trust and the market and prices for the Shares of the Trust that the Person making the Mini-Tender Offer knows or reasonably should know.

     (d) Such Mini-Tender Offer shall fully comply in all respects with all applicable federal and state laws.

     (e) At least seven business days prior to the commencement of any Mini-Tender Offer, the Persons conducting such Mini-Tender Offer shall deliver to the Trust copies of all written materials respecting such Mini-Tender Offer that the Person making the Mini-Tender Offer intends to disseminate to the Shareholders.

     (f) The Trust shall have the right to require any Person making any Mini-Tender Offer to deliver to the Trust an opinion rendered by legal counsel, in form and substance satisfactory to the Trust, stating that such Mini-Tender Offer is in full compliance in all respects with applicable federal and state laws.

Section 3. MAILING BY THE TRUST IN LIEU OF PROVIDING SHAREHOLDER LIST. In lieu of providing any other form of access to the lists of Shareholders (and subject to any such communication complying with all requirements of this instrument, the Trust Agreement and applicable law), the Trust reserves the right to mail any such communication (including, without limitation, copies of all written materials that a Person making a Mini-Tender Offer intends to disseminate to the Shareholders) to Shareholders on behalf of the requesting Shareholder at the expense of the Shareholder.

                                   ARTICLE XVI

                                   DEFINITIONS

Section 1. CERTAIN DEFINITIONS. All terms not otherwise defined in these Bylaws shall have the meanings ascribed to them in the Second Amended and Restated Trust Agreement of the Trust, as amended from time to time (the "TRUST
AGREEMENT"). As used in these Bylaws, the following terms shall have the meanings set forth below:

     "ENTITY"  shall  mean  any  general   partnership,   limited   partnership,
corporation, joint venture, trust, business or statutory trust, real estate investment trust, limited liability company, cooperative or association.

     "EXCHANGE ACT" shall have the meaning  ascribed to such term in Article II,
Section 12(a)(2) hereof.

     "FIRST   MORTGAGE   BONDS"   shall   mean   tax-exempt   participating   or
non-participating first mortgage bonds issued by various state or local governments or their agencies or authorities.

     "MANAGEMENT AGREEMENT" shall mean the agreement between the Trust and the Manager, as amended from time to time, pursuant to which the Manager will be engaged by the Trust to conduct the business and affairs of the Trust upon the terms and conditions therein.

     "MANAGER" shall mean such Person to which the Board of Trustees delegates the authority to conduct the business and affairs of the Trust in all matters as set forth in the Management Agreement with the Manager.

     "MINI-TENDER OFFER" shall have the meaning ascribed to such term in Article XV, Section 2 hereof.

     "MINORITY POSITION" shall mean a minority position of a First Mortgage Bond, which is subordinated to the credit position of the holders of the remaining portions of such First Mortgage Bond.

     "MORTGAGE LOAN" shall mean the first mortgage and related mortgage loan on an Underlying Property which has been financed with the proceeds of a First Mortgage Bond.

     "PERSON" shall mean an individual or Entity.

     "PUBLIC  ANNOUNCEMENT"  shall  have the  meaning  ascribed  to such term in
Article II, Section 12(d)(2) hereof.

     "TAX-EXEMPT SECURITIES" shall mean securities, the income from which is exempt from federal income taxation, which are rated not lower than A1 by Moody's Investors Service, Inc. or A+ by Standard & Poor's Ratings Group, or are unrated but which the Manager determines are of comparable quality.

     "TRUST AGREEMENT" shall have the meaning ascribed to such term in Article XVI, Section 1 hereof.

     "UNDERLYING   PROPERTIES"  shall  mean  the  properties  which  secure  the obligations under the Mortgage Loans, First Mortgage Bonds and other mortgage investments.

Notes: Amended and restated by vote of the Board of Trustees on September 15, 2004 to reflect amendments and other updates approved since adoption of Second Amended and Restated Bylaws on November 17, 2003.

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of CharterMac;

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



         Date:  November 4, 2004                   By:  /s/Stuart J. Boesky
                                                        -------------------
                                                        Stuart J. Boesky
                                                        Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of CharterMac;

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



         Date:  November 4, 2004                   By:  /s/ Alan P. Hirmes
                                                        ------------------
                                                        Alan P. Hirmes
                                                        Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
               CHARTERMAC FOR THE QUARTER ENDED SEPTEMBER 30, 2004


In connection with the Quarterly Report on Form 10-Q of CharterMac for the quarterly period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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



By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     November 4, 2004                                    November 4, 2004