Form 10-Q/A
period 2004-03-31
CHARTERMAC
filed 2005-04-07
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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


Registrant's telephone number, including area code (212) 317-5700


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                             ------    ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes    X   No
                                          ------    ------

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on May 10, 2004 (the "Original Filing"), is being filed to reflect restatements of our condensed consolidated balance sheet at March 31, 2004, and our condensed consolidated statements of operations, shareholders' equity and cash flows for the quarter ended March 31, 2004, and certain disclosures in the notes thereto. For a more detailed description of these restatements, see Note 1A to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as exhibits 31.1, 31.2 and 32.1 respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly periods ended June 30, 2004 and September 30, 2004, which are being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

PART I - FINANCIAL

ITEM 1.  FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   =============   =============
                                                                     March 31,      December 31,
                                                                       2004             2003
                                                                   -------------   -------------
                                                                  (AS RESTATED -
                                                                    SEE NOTE 1A)
                                     ASSETS

Revenue bonds-at fair value                                          $ 1,883,104    $ 1,871,009
Mortgage servicing rights                                                 33,260         33,351
Cash and cash equivalents                                                 79,401         58,257
Cash and cash equivalents-restricted                                      24,066         26,636
Investments in partnerships                                               66,317         26,638
Investments in partnerships - FIN 46R                                  2,173,621             --
Assets consolidated pursuant to FIN 46R                                  210,494             --
Deferred costs - net of amortization of $14,431 and $13,463               58,656         58,408
Goodwill                                                                 205,652        214,744
Other intangible assets - net of amortization of $8,332 and $4,163       190,033        194,203
Other assets                                                              54,867        100,027
                                                                     -----------    -----------

Total assets                                                         $ 4,979,471    $ 2,583,273
                                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements                                            $   989,568    $   900,008
   Preferred shares of subsidiary (subject to mandatory
     repurchase)                                                         273,500        273,500
   Notes payable and other liabilities consolidated pursuant
     to FIN 46R                                                        1,047,976             --
   Notes payable                                                         174,426        153,350
   Accounts payable, accrued expenses and other liabilities               41,815         58,577
   Deferred tax liability                                                 48,421         60,370
   Distributions payable                                                  31,577         27,612
                                                                     -----------    -----------

Total liabilities                                                      2,607,283      1,473,417
                                                                     -----------    -----------

Minority interest in FIN 46R partnerships                              1,297,587             --
                                                                     -----------    -----------
Minority interest in consolidated subsidiary - convertible SCUs          269,424        288,006
                                                                     -----------    -----------
Minority interest in consolidated subsidiary - PWF                         4,306          4,193
                                                                     -----------    -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial  owners' equity - Convertible CRA Share-
     holders  (7,408,681 and 8,179,761 shares issued and
     outstanding in 2004 and 2003, respectively)                         158,811        160,618
   Beneficial owners equity - special preferred voting shares                151            161
   Beneficial owners' equity-other common shareholders
     (100,000,000 shares authorized; 44,612,335 shares issued
     and 44,529,905 outstanding and 42,726,232
     shares issued and 42,703,600 outstanding in
     2004 and 2003, respectively)                                        624,906        622,771
   Deferred compensation                                                 (14,871)       (19,385)
   Treasury shares of beneficial interest (82,430 and 22,632
     shares in 2004 and 2003, respectively)                               (1,706)          (378)
   Accumulated other comprehensive income                                 33,580         53,870
                                                                     -----------    -----------
Total shareholders' equity                                               800,871        817,657
                                                                     -----------    -----------

Total liabilities and shareholders' equity                           $ 4,979,471    $ 2,583,273
                                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   (Unaudited)


                                                                    ============================
                                                                         Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ----------------------------
                                                                   (AS RESTATED -
                                                                    SEE NOTE 1A)
Revenues:
   Revenue bond interest income                                     $     31,851    $     26,250
  Fee income:
     Mortgage banking fees                                                 3,116           3,067
     Fund management                                                       6,780              --
   Other income                                                            4,566           2,604
                                                                    ------------    ------------
       Total revenues                                                     46,313          31,921
                                                                    ------------    ------------

Expenses:
   Interest expense                                                        5,521           3,816
   Interest expense - distributions to preferred
     shareholders of subsidiary                                            4,724              --
   Recurring fees - securitizations                                        1,065             963
   Salaries and benefits                                                  13,882           3,360
   Interest rate derivatives                                               3,387              --
   General and administrative                                              6,349           3,694
   Depreciation and amortization                                           6,893           1,687
                                                                    ------------    ------------

     Total expenses                                                       41,821          13,520
                                                                    ------------    ------------

Income before gain (loss) on repayment of revenue
   bonds, gain on sale of loans and equity in earnings of ARCap            4,492          18,401

Equity in earnings of ARCap                                                  555             555

Gain on sale of loans                                                      1,745           2,139

Gain (loss) on repayment of revenue bonds                                    260            (412)
                                                                    ------------    ------------

Income before allocation of income to preferred shareholders
   of subsidiary, minority interest and SCUs                               7,052          20,683

Income allocated to preferred shareholders of subsidiary                      --          (4,724)

Income allocated to SCUs                                                  (2,918)             --

Income allocated to minority interest                                       (105)            (28)
                                                                    ------------    ------------

Income before benefit from income taxes                                    4,029          15,931

Benefit from income taxes                                                  2,389           1,976
                                                                    ------------    ------------

Net income                                                          $      6,418    $     17,907
                                                                    ============    ============

Allocation of net income to:
   Special distribution to Manager                                  $         --    $      1,411
                                                                    ============    ============
   Manager                                                          $         --    $          2
                                                                    ============    ============
   Common shareholders                                              $      5,449    $     15,089
   Convertible CRA Shareholders                                              969           1,405
                                                                    ------------    ------------
     Total for shareholders                                         $      6,418    $     16,494
                                                                    ============    ============

Net income per share
   Basic                                                            $       0.12    $       0.37
                                                                    ------------    ------------
   Diluted                                                          $       0.12    $       0.37
                                                                    ------------    ------------

Weighted average shares outstanding:
   Basic                                                              51,591,109      45,013,292
                                                                    ============    ============
   Diluted                                                            51,839,141      45,070,595
                                                                    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                           (AS RESTATED - SEE NOTE 1A)
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                            Beneficial         Beneficial           Beneficial
                                         Owners' Equity -   Owners' Equity -     Owners' Equity -         Treasury
                                          Convertible CRA           Other          Special Preferred         Shares of
                                           Shareholders       Shareholders        Voting Shares      Beneficial Interest
                                         ----------------   ----------------    -----------------    -------------------
Balance at December 31, 2003                $160,618            $622,771             $   161              $   (378)

Comprehensive income:
  Net income                                     969               5,449

  Other comprehensive income (loss):
   Net unrealized loss on interest
    rate derivatives
   Net unrealized loss on revenue
    bonds:
   Unrealized holding loss arising
    during the period
   Less: Reclassification adjustment
    for net gain included in net income

  Total other comprehensive loss:

  Comprehensive loss

  Deferred compensation
Retirement of special preferred voting
 shares                                                                                  (10)
Costs of issuance of Convertible CRA
 Shares                                         (148)
Issuance of common shares                                         17,201                                    (1,328)
Distributions                                 (2,628)            (20,515)
                                            --------            --------             -------              --------

Balance at March 31, 2004                   $158,811            $624,906             $   151              $ (1,706)
                                            ========            ========             =======              ========


                                                                             Accumulated
                                                                                Other
                                              Deferred      Comprehensive   Comprehensive
                                            Compensation    Income (Loss)   Income (Loss)       Total
                                            ------------    -------------   -------------    ------------
Balance at December 31, 2003                  $(19,385)                        $ 53,870        $817,657

Comprehensive income:
  Net income                                                  $   6,418                           6,418
                                                              ---------
  Other comprehensive income (loss):
   Net unrealized loss on interest
    rate derivatives                                             (2,292)
   Net unrealized loss on revenue
    bonds:
   Unrealized holding loss arising
    during the period                                           (17,738)
   Less: Reclassification adjustment
    for net gain included in net income                            (260)
                                                              ---------
  Total other comprehensive loss:                                (20,290)       (20,290)        (20,290)
                                                              ---------
  Comprehensive loss                                          $ (13,872)
                                                              ==========
  Deferred compensation                          4,514                                            4,514
Retirement of special preferred voting
 shares                                                                                             (10)
Costs of issuance of Convertible CRA
 Shares                                                                                            (148)
Issuance of common shares                                                                        15,873
Distributions                                                                                   (23,143)
                                              --------                         --------        --------

Balance at March 31, 2004                     $(14,871)                        $ 33,580        $800,871
                                              ========                         ========        ========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   ==============================
                                                                         Three Months Ended
                                                                              March 31,
                                                                   ------------------------------
                                                                        2004            2003
                                                                   ------------------------------
                                                                   (Unaudited)
                                                                 (AS RESTATED -
                                                                   SEE NOTE 1A)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $     6,418    $    17,907
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   (Gain) loss on repayment of revenue bonds                                (260)           412
   Depreciation and amortization                                           6,570          2,473
   Provision for uncollectible accounts                                      471              0
   Income allocated to preferred shareholders of
     subsidiary                                                            4,724          4,724
   Income allocated to minority interest - SCUs                            2,918             --
   Income allocated to minority interest                                     105             28
   Issuance of shares of subsidiary - compensation
     expenses                                                                 --            867
   Deferred tax liability                                                 (2,022)        (1,204)
   Changes in operating assets and liabilities:
     Mortgage servicing rights                                            (1,317)        (1,812)
     Other assets                                                         33,805          7,401
     Accounts payable, accrued expenses and other
       liabilities                                                       (16,396)       (20,582)
     Deferred compensation                                                 3,777             --
     Derivative assets and liabilities                                     3,387             34
                                                                     -----------    -----------

Net cash provided by operating activities                                 42,180         10,248
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from revenue bonds and notes                             $    27,786    $    31,212
   Revenue bond acquisitions                                             (91,065)        (3,050)
   Increase in investments in partnerships                               (39,679)            --
   Increase in goodwill                                                     (835)            --
   (Increase) decrease in cash and cash equivalents -
     restricted                                                            2,570           (187)
                                                                     -----------    -----------

Net cash (used in) provided by investing activities                     (101,223)        27,975
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                         (18,846)       (15,546)
   Distributions paid to preferred shareholders of subsidiary             (4,724)        (4,724)
   Distributions to SCU holders                                           (4,038)            --
   Proceeds from financing arrangements                                  127,569             --
   Principal repayments of financing arrangements                        (38,009)          (495)
   Increase in notes payable                                              21,076          2,793
   Retirement of special preferred voting shares                             (10)            --
   Options exercised                                                          --            649
   Increase in treasury stock                                             (1,328)            --
   Increase in other deferred costs                                       (1,503)        (1,204)
                                                                     -----------    -----------

Net cash provided by (used in) financing activities                       80,187        (18,527)
                                                                     -----------    -----------

Net increase in cash and cash equivalents                                 21,144         19,696

Cash and cash equivalents at the beginning of the period                  58,257         55,227
                                                                     -----------    -----------

Cash and cash equivalents at the end of the period                   $    79,401    $    74,923
                                                                     ===========    ===========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                     $     6,926    $     4,414
                                                                     ===========    ===========
   Taxes paid                                                         $       --    $       103
                                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                   ==============================
                                                                          Three Months Ended
                                                                               March 31,
                                                                   ------------------------------
                                                                        2004             2003
                                                                   ------------------------------
                                                                    (Unaudited)
                                                                  (AS RESTATED -
                                                                    SEE NOTE 1A)
Supplemental disclosure of non cash activities relating to FIN 46R:

   Decrease in revenue bonds                                              33,821             --
   Increase in investments in partnerships - FIN 46R                  (2,173,621)            --
   Increase in assets consolidated pursuant to FIN 46R                  (210,494)            --
   Decrease in other assets - FIN 46R                                      4,731             --
   Increase in notes payable and other liabilities
     consolidated pursuant to FIN 46R                                  1,047,976             --
   Increase in minority interest in FIN 46R
     partnerships                                                      1,297,587             --
                                                                     -----------    -----------

                                                                     $       --     $        --
                                                                     ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

In 1999, we formed CharterMac Equity Issuer Trust, a wholly owned subsidiary (collectively, with its subsidiaries, "Equity Issuer"), which holds a substantial portion of our revenue bonds. From time to time, Equity Issuer may issue Series A and Series B Cumulative Preferred Shares (cumulatively, "Preferred Shares") to institutional investors. The Preferred Shares have a senior claim to the tax-exempt income derived from the investments owned by Equity Issuer. Any income in Equity Issuer after the payment of the cumulative distributions on its Preferred Shares, and after the fulfillment of certain covenants, may then be allocated to CharterMac. The assets of Equity Issuer, while included in our condensed consolidated financial statements, are legally owned by Equity Issuer and are not available to any creditors of our Company outside of Equity Issuer.

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

The condensed consolidated financial statements include the accounts of CharterMac and its majority owned subsidiary business trusts and corporations which it controls. We also own approximately 87% of PWF and 100% of RCC through our wholly owned subsidiary, CM Corp. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, our "Company", as hereinafter used in these Notes, refers to CharterMac and its consolidated subsidiaries.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

Our condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of our investments in revenue bonds, mortgage servicing rights ("MSRs") and interest rate swap agreements.

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

EQUITY INVESTMENTS

Equity investments in other assets on the condensed consolidated balance sheets include the following:

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

PWF receives origination fees which are included in mortgage banking fees in the condensed consolidated statements of income. Neither we nor PWF retain any interest in any of the mortgage loans, except for MSRs and certain liabilities under the loss-sharing arrangement with Fannie Mae (see Note 9).

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

              CONSTRUCTION SERVICE FEES - We receive fees from borrowers for servicing revenue bonds during the construction period. These fees are deferred and amortized into other income over the estimated construction period.

              CREDIT ENHANCEMENT FEES - We receive fees for providing credit enhancements. The credit enhancement fees are received monthly and recognized in other income when received.

              GUARANTEE FEES - We receive fees for providing guarantees on guaranteed yields. These fees are deferred and recognized in other income on a pro-rata basis over the guarantee period.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

              ACQUISITION FEES - Acquisition fees received upon acquisition of revenue bonds are deferred and amortized over the estimated life of the revenue bond.

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

FINANCIAL RISK MANAGEMENT AND DERIVATIVES

We have entered into several derivative instruments, including an interest rate cap, interest rate swaps and forward bond purchase commitments, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted. We have designated the interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations. All but one of the interest rate swaps do not become effective until 2005. The one interest rate swap that is currently in place, is recorded at its fair market value each accounting period, with changes in market value being recorded in accumulated other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been perfectly effective, so it generated no ineffectiveness that needs to be included in earnings. The effectiveness of the other swaps is being measured using the hypothetical derivative method, until they go into effect in 2005. For the three months ended March 31, 2004, we recorded approximately $3.4 million as an expense representing the ineffective portion of these swaps. The interest rate cap, although designed to mitigate our exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the condensed consolidated statements of income, where it is included in interest income. The forward commitments create derivative instruments under SFAS 133, which have been designated as cash flow hedges of the anticipated funding of the revenue bonds, and, as such, are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

NEW PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains or losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria of extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The revision of SFAS No. 4 became effective January 2003. The implementation of SFAS No. 145 did not have a material impact on our condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective January 1, 2003. The implementation of SFAS No. 146 did not have a material impact on our condensed consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," an amendment of FASB statement No. 123. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employer compensation. Because we account for our share options using the fair value method, implementation of this statement did not have an impact on our condensed consolidated financial statements. We have adopted the provisions of SFAS No. 123 for its share options issued to employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to us until the vesting date, we estimate the fair value of the employee options at each period-end up to the vesting date, and adjust expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. In connection with the purchase of RCC, we issued 778,420 common shares to employees, of which 52,863

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


vested immediately. For the three months ended March 31, 2004, another 120,925 restricted common shares vested. The remaining balance of 604,632 restricted common shares vests over periods ranging from one to four years. We recognized compensation expense for the vested shares at the market price for the shares on the grant date and deferred compensation expense for the non-vested shares also at the market price on the grant date.

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

FIN 46R is a complex standard that requires significant analysis and judgment. We have completed our evaluation of FIN 46R and its impact on our condensed consolidated financial statements. We have concluded that we need to consolidate certain entities for which we are the general partner. For a more complete discussion, see Note 9 in these condensed consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on our condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Pursuant to SFAS No. 150, on July 1, 2003 we classified the $273.5 million previously shown in the "mezzanine" (between liabilities and equity) in the condensed consolidated balance sheets as "preferred shares of subsidiary subject to mandatory redemption" into the liability section, and the dividends paid on such shares (approximately $4.7 million for the period ended March 31, 2004) have been classified as interest expense; dividends related to prior periods continue to be classified as income allocated to preferred shareholders of subsidiary.

NOTE 1A - RESTATEMENT

In the course of finalizing the 2004 year-end audit, management determined that the Company had not properly accounted for certain components of its deferred tax accounts. In the first quarter of 2004, certain Special Common Units of a subsidiary that were issued as part of the RCC purchase were converted to common shares of the Company, triggering an adjustment to the deferred tax liability and the corresponding goodwill. The tax effect of this conversion was recorded incorrectly, leading to an overstatement of the tax benefit in the quarter. Accordingly, the Company has restated the condensed consolidated financial statements to reduce the tax benefit in the income statement by approximately $1,930,000 and to correct goodwill and the deferred tax liability on the balance sheet.

Also, in the course of finalizing the year-end audit, management determined that the Company had not properly accounted for bond acquisition and construction service fees in the Fund Management segment. Due to the purchase of RCC in November 2003, the character of these revenue streams changed, requiring a shorter recognition period for the construction service fees and a longer recognition period for the bond acquisition fees. Accordingly, the Company has restated the condensed consolidated financial statements to properly reflect:

(1) the recognition of the construction service fees over the expected construction period (increasing other income by a net of approximately $16,000);
(2) the recognition of the bond acquisition fees over the estimated lives of the related bonds (reducing fund management fee income by a net of approximately $1,087,000); and
(3)  the related tax benefit of approximately $481,000.

In addition, the Company restated the deferred revenue and deferred tax liabilities on the balance sheet.

The net effect of the revenue and tax restatement adjustments, before allocation of the net impact to SCUs, was a decrease in earnings of approximately $2,520,000.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


A summary of the significant effects of the restatement is as follows:

                                                                   As previously
(in thousands except per share amounts)                               reported    As restated
---------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
Condensed Consolidated Statement of Income data:                         MARCH 31, 2004
---------------------------------------------------------------------------------------------
Fund management fee income                                         $     7,867    $     6,780
Other income                                                             4,550          4,566
Total revenues                                                          47,384         46,313
Income before gain (loss) on repayment of revenue bonds, gain on
  sale of loans and equity in earnings of ARCap                          5,563          4,492
Income before allocation to preferred shareholders of
  subsidiary, minority interest and SCUs                                 8,123          7,052
Income allocated to SCUs                                                (3,705)        (2,918)
Income before benefit from income taxes                                  4,313          4,029
Benefit from income taxes                                                3,838          2,389
Net income                                                               8,151          6,418
Allocation of net income to common shareholders                          6,923          5,449
Allocation of net income to Convertible CRA
  shareholders                                                           1,228            969
Net income per share - basic                                       $      0.16    $      0.12
Net income per share - diluted                                     $      0.16    $      0.12

Condensed Consolidated Balance Sheet data:                            AS OF MARCH 31, 2004

Goodwill                                                           $   207,582    $   205,652
Total assets                                                         4,981,401      4,979,471
Accounts payable, accrued expenses and other liabilities                40,887         41,815
Deferred tax liability                                                  48,902         48,421
Total liabilities                                                    2,606,836      2,607,283
Minority interest in consolidated subsidiary - convertible SCUs        270,210        269,424
Total shareholders' equity                                             802,462        800,871

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

The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at March 31, 2004, is summarized in the table below:

                                 Less than       12 Months
(Dollars in thousands)           12 Months        or More           Total
-------------------------------------------------------------------------------
Fair value                        $  85,429       $389,997         $475,426
Gross unrealized loss             $  (3,230)      $(18,311)        $(21,541)

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


The following is a table summarizing the maturity dates of our revenue bonds.

                                  Outstanding                 Weighted Average
(Dollars in thousands)            Bond Amount    Fair Value    Interest Rate
-------------------------------------------------------------------------------
Due in less than one year        $     2,872    $     2,750         9.18%
Due between one and five years        35,136         32,596         6.94%
Due after five years               1,854,100      1,881,579         6.89%
-------------------------------------------------------------------------------
Total / Weighted Average          $1,892,108     $1,916,925         6.89%
-------------------------------------------------------------------------------

  Less: FIN 46R Eliminations
  (1)                            $     33,612   $    33,821
-------------------------------------------------------------------------------
Total/Per Balance Sheet           $1,858,496    $ 1,883,104
-------------------------------------------------------------------------------

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

                                                                            Weighted
                                                             Weighted       Average
                                              Aggregate       Average       Permanent      Number of
                                              Purchase     Construction     Interest        Revenue
(Dollars in thousands)         Face Amount      Price      Interest Rate      Rate           Bonds
------------------------------------------------------------------------------------------------------
Construction/rehabilitation
  properties                     $91,065       $91,065         5.73%          6.6%             14

During the three months ended March 31, 2004, three revenue bonds were repaid. We received net proceeds of approximately $23.6 million. The bonds had a net carrying value of approximately $23.4 million, resulting in a gain of approximately $260,000.

NOTE 3 - INVESTMENT IN PARTNERSHIPS

Investments in partnerships at March 31, 2004 and December 31, 2003 consisted of:

                                                                March 31,       December 31,
            (Dollars in thousands)                                2004              2003
                                                              -------------    -------------
            Investment to acquire equity interests               $63,713          $24,644
            Investment in properties in development                2,604            1,994
                                                              -------------    -------------
                                                                 $66,317          $26,638
                                                              =============    =============

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)



NOTE 4 - OTHER ASSETS

INVESTMENT IN ARCAP

On October 18, 2001, our Company, through CM Corp., purchased 739,741 units of Series A Convertible Preferred Membership Interests in ARCap Investors, LLC at the price of $25 per unit, with a preferred return of 12%. The carrying values of our interests in ARCap at March 31, 2004 and December 31, 2003 were $19,054,409 in both periods, which is included in other assets in the condensed consolidated balance sheets.

ARCap Investors, LLC was formed in January 1999 by REM/CAP and Apollo Real Estate Investors to invest exclusively in subordinated CMBS. Since then, ARCap has changed its focus and has begun to provide portfolio management services for third parties.

NOTE 5 - DEFERRED COSTS

The components of deferred costs are as follows:

                                                              (Dollars in thousands)
                                                            March 31,       December 31,
                                                              2004             2003
                                                         ---------------   -------------
Deferred bond selection costs (1)                           $  47,783        $  46,479
Deferred financing costs                                       11,715           11,170
Deferred costs relating to the issuance of preferred
  shares of subsidiary                                         10,445           10,445
Other deferred costs                                            3,144            3,777
                                                            ---------        ---------
                                                               73,087           71,871

Less: Accumulated amortization                                (14,431)         (13,463)
                                                            ---------        ---------
                                                            $  58,656        $  58,408
                                                            =========        =========

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

The following table provides further information regarding our intangible assets:

                                                (Dollars in thousands)
                                      Other                                                Total
                                   Identifiable                            RCC         Identifiable
                                    Intangible            PWF          Intangible       Intangible
                                      Assets            Licenses          Assets           Assets         Goodwill
                                  --------------     -------------   ---------------   -------------   -------------
Balance at December 31, 2003        $    4,427         $   8,639       $  185,300        $  198,366      $  214,744
Accumulated amortization               (2,227)               --            (1,936)           (4,163)             --
                                  --------------     -------------   ---------------   -------------   -------------
Net balance at December 31, 2003        2,200              8,639          183,364           194,203         214,744
Additions                                  --                 --               --                --             835
Conversion of SCUs to common
  shares                                   --                 --               --                --          (9,927)
Amortization expense                     (118)                --           (4,052)           (4,170)             --
                                  --------------     -------------   ---------------   -------------   -------------
Net balance at March 31, 2004       $   2,082          $   8,639       $  179,312        $  190,033      $  205,652
                                  --------------     -------------   ---------------   -------------   -------------

Amortization expense for the
  three months ended March 31,
  2004                              $     118          $      --       $    4,052        $    4,170      $       --
                                  --------------     -------------   ---------------   -------------   -------------
Estimated amortization expense
  per year for next five years      $     472          $      --       $   16,208        $   16,680      $       --
                                  --------------     -------------   ---------------   -------------   -------------

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


The amortization of other identifiable intangible assets is included as a reduction to revenue bond interest income.

The amounts indicated as goodwill in the accompanying condensed consolidated financial statements as of March 31, 2004 are related to the acquisitions, on December 31, 2001 of PWF and on November 17, 2003 of RCC. These amounts represent goodwill under SFAS 142, and therefore, are not being amortized. In accordance with SFAS 142, we performed the required annual impairment tests in the fourth quarter of 2003 and determined that no impairment existed at December 31, 2003. Nothing has occurred since that date that would indicate there has been any subsequent impairment.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


GENERAL

The costs, expenses and the special distributions paid or payable to RCC, prior to our acquisition of RCC, its affiliates and TRCLP for the three months ended March 31, 2004 and 2003 were as follows:

                                                      Paid or Payable to TRCLP,
                                                         RCC and Affiliates
                                                      --------------------------
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
          (Dollars in thousands)                         2004            2003
                                                      -----------     ----------
Special distribution/Investment                       $        --     $    1,483
management fee
Bond servicing fees                                            --          1,015
Expense reimbursement                                          --            233
Shared service agreement                                    1,252             --
                                                      -----------     ----------

                                                      $    1,252      $    2,731
                                                      ===========     ==========

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

                                                       (Dollars in thousands)
                                                   Three Months Ended March 31, 2004
                                          ---------------------------------------------------

                                            Income              Shares             Per Share
                                           Numerator          Denominator            Amount
                                          -----------         -----------          ----------
Net income allocable to share-
  holders (Basic EPS)                      $    6,418          51,591,109          $     0.12
                                                                                   ==========
  Effect of dilutive securities
    106,581 share options                          --             248,032
                                           ----------          ----------
  Diluted net income allocable to
    shareholders (Diluted EPS)             $    6,418          51,839,141          $     0.12
                                           ==========          ==========          ==========


                                                       (Dollars in thousands)
                                                   Three Months Ended March 31, 2003
                                          ---------------------------------------------------

                                            Income              Shares             Per Share
                                           Numerator          Denominator            Amount
                                          -----------         -----------          ----------
Net income allocable to share-
  holders (Basic EPS)                      $   16,494          45,013,292          $     0.37
                                                                                   ==========
  Effect of dilutive securities
    168,136 stock options                          --              57,303
                                           ----------          ----------
Diluted net income allocable to
  shareholders (Diluted EPS)               $   16,494          45,070,595          $     0.37
                                           ==========          ==========          ==========


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

We have recorded deferred compensation of approximately $14.9 million and $19.4 million at March 31, 2004 and December 31, 2003, respectively, included in the equity section of our condensed consolidated balance sheets. The deferred compensation is being amortized as compensation expense on a straight line basis over the respective vesting periods (approximately $4.5 million for the three months ended March 31, 2004). Distributions paid related to these non-vested shares are being recorded directly to equity (approximately $3.5 million for the three months ended March 31, 2004).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


The following table shows the number of options outstanding, granted, exercised and exercisable and the exercise price of those options.

                                                                March 31,               December 31,
                                                                  2004                      2003
                                                        ------------------------- -------------------------

                                                                      Weighted                  Weighted
                                                                       Average                   Average
                                                                      Exercise                  Exercise
                                                          Options       Price       Options       Price
                                                        ------------ ------------ ------------ ------------
Options outstanding at beginning of year                 1,119,914    $  17.33        263,509    $    12.47

Options granted during the period                               --          --      1,000,000    $    17.78

Options exercised during the period                             --          --        143,595    $  11.5625
                                                         ---------                  ---------
Options outstanding at end of period                     1,119,914    $  17.33      1,119,914
                                                         ---------                  ---------

Options exercisable at end of period                        93,247    $11.5625         93,247    $    12.42

Weighted-average fair value of options granted
  during the year                                                           --                   $3,460,000

The following table summarizes information about stock options outstanding at March 31, 2004.

                        Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------------------------------------------

                    Number        Weighted-Average      Weighted              Number           Weighted
Exercise          Outstanding         Remaining          Average          Exercisable at        Average
 Prices           at 3/31/04      Contractual Life   Exercise Price           3/31/04       Exercise Price
-----------------------------------------------------------------------------------------------------------
$11.5625            79,914               7.2             $11.5625             79,914            $11.5625
$17.78           1,000,000               9.6             $17.7800                 --            $17.7800
$17.56              40,000               8.5             $17.5600             13,333            $17.5600


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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

PW FUNDING INC.

PWF is required to meet minimum net worth and capital requirements and to comply with other requirements set by Fannie Mae, Freddie Mac, Ginnie Mae and FHA and was in compliance with these requirements as of March 31, 2004.

PWF maintains, as of March 31, 2004, treasury notes of approximately $5.3 million and a money market account of approximately $0.9 million, which is included in cash and cash equivalents-restricted in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.2 million.

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

YIELD GUARANTEE TRANSACTION

We have entered into six agreements with Merrill Lynch (the "Primary Guarantor") to guarantee an agreed upon rate of return for three pools of multifamily properties each owned by a local partnership which in turn is majority owned by affiliates of RCC.

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

In connection with these transactions, we have posted $20.8 million as collateral with the Primary Guarantor in the form of either cash or revenue bonds.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

At March 31, 2004, the fair market value of our interest rate swaps of approximately $6.5 million were recorded in our condensed consolidated balance sheets. Interest paid or payable under the terms of the swaps, of approximately $638,000, is included in interest expense. For the three months ended March 31, 2004, we recorded approximately $3.4 million as an expense representing the ineffective portion of these swaps.

During January 2002, we entered into an interest rate cap agreement with Fleet, with a cap of 8% on a notional amount of $30 million. Although this transaction is designed to mitigate our exposure to rising interest rates, we have not designated this interest rate cap as a hedging derivative. As of March 31, 2004, this interest rate cap was recorded as an asset with a fair market value of $18,101 included in other assets in the condensed consolidated balance sheets. Because we have not designated this derivative as a hedge, the change in fair market value flows through the condensed consolidated statements of income, where it is included in interest rate derivatives, in the amount of $(15,902) for the three months ended March 31, 2004.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

The following table provides more information regarding our Company's segments:


                                         Three Months Ended March 31, 2004         Three Months Ended March 31, 2003 (1)
                                     -------------------------------------------   -------------------------------------
(Dollars in thousands)               Portfolio   Mortgage     Fund                 Portfolio      Mortgage
                                     Investing   Banking   Management    Total     Investing      Banking       Total
                                     -------------------------------------------   -------------------------------------
Total revenues                       $   34,012  $  3,880  $    8,421  $   46,313  $   28,602    $   3,319    $   31,921
                                     ============================================  =====================================
Net income (loss)                    $   21,103  $    700  $  (15,385) $    6,418  $   18,487    $    (580)   $   17,907
                                     ============================================  =====================================
Assets consolidated pursuant to
FIN 46R                              $       --  $     --  $2,384,115  $2,384,115  $       --    $      --    $       --
                                     ============================================  =====================================
Total assets                         $2,117,043  $ 64,644  $2,797,784  $4,979,471  $1,720,371    $ 110,894    $1,831,265
                                     ============================================  =====================================

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

At March 31, 2004 and December 31, 2003, there was approximately $24.5 million and $25.2 million outstanding on this loan, respectively, included in notes payable in the accompanying condensed consolidated financial statements.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)



       Minimum payments due under
         non-cancellable leases
------------------------------------------
(Dollars in thousands)       Payments Due
-----------------------      -------------
2004                           $130,204
2005                             24,456
2006                              2,726
2007                              2,726
2008 and thereafter              14,314
                               --------

                               $174,426
                               ========

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

The following table shows the components of the financing arrangements.

                                          Amount Financed (Dollars in thousands)
     Financing Arrangement                March 31, 2004      December 31, 2003
     ---------------------                --------------      -----------------
       P-FLOATSSM/RITESSM                    $406,068             $316,508
       MBIA: Low Floater                      383,500              383,500
       MBIA: Auction Rate                     100,000              100,000
       Fixed-Rate Securitization              100,000              100,000
                                             --------             --------

          Total                              $989,568             $900,008
                                             ========             ========

NOTE 15 - SHAREHOLDERS' EQUITY

In January 2004, at a holder's request, we converted 992,688 special common units to an equivalent number of common shares. After this conversion, 15,079,097 SCUs remained outstanding.

In February 2004, our Company, at the shareholders' request, converted 771,080 of outstanding Convertible CRA Shares to Common Shares. The conversion was based on a one-to-one conversion ratio. After this conversion, 15,079,097 SCUs remained outstanding.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

We have included the consolidated amounts in Investments in partnerships - FIN 46R, assets consolidated pursuant to FIN 46R, notes payable and other liabilities consolidated pursuant to FIN 46R, and minority interest in FIN 46R partnerships in the condensed consolidated balance sheets at our cost basis as of December 31, 2003 (such date approximates the date we became involved in these entities), which approximates their fair values.

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

Restatements
------------

Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatements disclosed in Note 1A to the condensed consolidated financial statements.

Results of Operations
---------------------

The following is a summary of our operations for the three months ended March 31, 2004 and 2003. Net income for the three months ended March 31, 2004 and 2003 was approximately $8.2 million and $18.0 million, respectively.

REVENUES

                                  For the Three Months Ended March 31,

(Dollars in thousands)               2004            2003          % Change
--------------------------------------------------------------------------------
Revenue bond interest income       $31,851          $26,250           21.3%
Fee income
   Mortgage banking fees             3,116            3,067            1.6%
   Fund management fees              6,780              N/A           N/A
Other income                         4,566            2,604           75.3%
                                ------------------------------------------------

Total revenues                     $46,313          $31,921           45.1%
                                ================================================


Total revenues for the three months ended March 31, 2004, increased by approximately 45.1% or $14.4 million over 2003, primarily due to increases in revenue bond interest income of approximately 21.3% or $5.6 million and $6.8 million in fund management fees.

The increase in revenue bond interest income is primarily due to new bonds acquired during later quarters of 2003 and during 2004. The increase in fund management fees represents the fee income earned by RCC.


EXPENSES

                                          For the Three Months Ended March 31,

(Dollars in thousands)                     2004            2003         % Change
--------------------------------------------------------------------------------
Interest expense                         $  5,521        $  3,816          44.7%
Interest expense - distribution to
   preferred shareholders of
   subsidiary                               4,724             N/A            N/A
Recurring fees - securitizations            1,065             963          10.6%
Salaries and benefits                      13,882           3,360         313.2%
Interest rate derivatives                   3,387             N/A            N/A
General and administrative                  6,349           3,694          71.9%
Depreciation and amortization               6,893           1,687         308.6%
                                         ---------------------------------------

Total expenses                           $ 41,821        $ 13,520         209.3%
                                         =======================================

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


OTHER ITEMS
                                          For the Three Months Ended March 31,

(Dollars in thousands)                    2004           2003         % Change
--------------------------------------------------------------------------------
Equity in earnings of ARCap              $   555      $   555             0.0%
Gain on sale of loans                      1,745        2,139          (18.4)%
Gain(loss) on repayment of revenue
   bonds                                     260         (412)          163.1%
Income allocated to preferred
   shareholders of subsidiary                N/A        4,724              N/A
Income allocated to special common
   units                                   2,918          N/A              N/A
Income allocated to minority
   interest                                  105           28           275.0%
Benefit for income taxes                   2,389        1,976            20.9%


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

During the three months ended March 31, 2004, cash and cash equivalents of our Company and its consolidated subsidiaries increased approximately $21.1 million. The increase was primarily due to cash provided by operating activities of approximately $42.2 million, proceeds from the repayment of revenue bonds of approximately $27.8 million, proceeds from financing arrangements of approximately $127.6 million, an increase in notes payable of approximately $21.1 million and a decrease in restricted cash of approximately $2.6 million, partially offset by an increase in goodwill of approximately $0.8 million, distribution payments of approximately $27.6 million, purchases of revenue bonds of approximately $91.1 million and principal payments on financing arrangements of approximately $38.0 million and increase in investments in partnerships of approximately $39.7 million.

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

Acquisitions
------------

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

PWF maintains, as of March 31, 2004, treasury notes of approximately $5.3 million and a money market account of approximately $0.9 million, which is included in cash and cash equivalents-restricted in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.2 million.

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

Each transaction was structured as two separate guarantees, one primarily guaranteeing the returns through the lease-up phase of the properties and the other guaranteeing the returns through the operating phase of the properties. CM Corp. receives a fee for each guarantee up front at the start of each guarantee period. These fees will be recognized in income on a straight line basis over the period of the respective guarantees. Total potential exposure pursuant to these guarantees is approximately $228.0 million. We have analyzed the expected operations of the Underlying Properties and believe there is no risk of loss at this time. Should our analysis of risk of loss change in the future, a provision for possible losses might be required; such provision could be material. We account for these guarantees under FIN 45. We have determined that the fees received represent the fair value of the respective liabilities and accordingly have recorded such fees as a liability included in deferred income on our condensed consolidated balance sheets.

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

In connection with these transactions, we have posted $20.8 million as collateral with the Primary Guarantor in the form of either cash or revenue bonds.

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

The following table reflects our maximum exposure and carrying amount for guarantees we and our subsidiaries have entered into:

                                      Maximum      Carrying
(Dollars in  thousands)               Exposure      Amount
--------------------------------------------------------------
Payment guarantees                   $   17,933   $       --
Completion guarantees                    53,236           --
Operating deficit guarantees                614           --
CMC credit enhancement                   19,000           --
LIHTC guarantees                        228,000        5,850
                                     ----------   ----------

                                     $  318,783   $    5,850
                                     ==========   ==========

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of March 31, 2004 to make future payments under our debt agreements and other contractual obligations.

                                                             Payments due by Period
                                   -------------------------------------------------------------------------
                                                   Less than                                       More than
(Dollars in  thousands)             Total            1 year        1-3 years        3-5 years       5 years
------------------------------------------------------------------------------------------------------------
Notes payable                      $174,426         $130,204        $ 27,182         $17,040       $      --
Operating lease obligations           1,376              545             831              --              --
Unfunded loan commitments           178,930           49,750         129,180              --              --
Fixed rate securitization           100,000               --         100,000              --              --
Employee contracts                    6,000            2,000           4,000              --              --
                                   --------------------------------------------------------------------------s

   Total                           $460,732         $182,499        $261,193         $17,040       $      --
                                   ==========================================================================

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

We have entered into several derivative instruments, including an interest rate cap, interest rate swaps and forward bond origination commitments, all of which are accounted for under the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended and interpreted. We have designated the interest rate swaps as cash flow hedges on the variable interest payments on our floating rate securitizations. All but one of the interest rate swaps do not become effective until 2005. The one interest rate swap that is currently in place, is recorded at its fair market value each accounting period, with changes in market value being recorded in accumulated other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been perfectly effective, so has generated no ineffectiveness that needs to be included in earnings. The effectiveness of the other swaps is being measured using the hypothetical swap method, until they go into effect in 2005. For the three months ended March 31, 2004, we recorded approximately $3.4 million as an expense representing the ineffective portion of these swaps. The interest rate cap, although designed to mitigate our exposure to rising interest rates, was not designated as a hedging derivative; therefore, any change in fair market value flows through the condensed consolidated statements of income, where it is included in interest income. The forward commitments create derivative instruments under SFAS 133, which have been designated as cash flow hedges of the anticipated funding of the revenue bonds, and, as such, are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded.

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

We adopted statement of Financial Accounting Standards No. 133, as amended and interpreted ("FAS 133"), on January 1, 2001. Accordingly, we have documented and established our policy for risk management and the related objectives and strategies for the use of derivative instruments to potentially mitigate such risks. Currently, our strategy is intended to reduce interest rate risk through the use of interest rate swaps. At inception, we designated these interest rate swaps as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swaps are recorded at their fair market values each accounting period, with changes in market values being recorded in accumulated other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. We assess, both at the inception of the hedge and on an ongoing basis, whether the swap agreements are highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. Our hedges have been perfectly effective through December 31, 2003. For the three months ended March 31, 2004, we have recorded approximately $3.4 million in general and administrative expenses on the condensed consolidated income statement due to ineffectiveness, calculated pursuant to FAS 133, of our existing interest rate swaps. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense.

At March 31, 2004, the fair market value of our interest rate swaps of approximately $6.5 million were recorded in our condensed consolidated balance sheets. Interest paid or payable under the terms of the swaps of approximately $638,000 and $884,000, is included in interest expense for the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, the interest rate cap was recorded as an asset with a fair market value of $18,101 included in other assets on the condensed consolidated balance sheets. Because we have not designated this derivative as a hedge, the change in fair market value flows through the condensed consolidated statements of income, where it is included in interest rate derivatives.

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

LIQUIDITY RISK

Our investments generally lack a regular trading market, particularly during turbulent market conditions or if any of our tax-exempt revenue bonds become taxable or are in default. There is no limitation as to the percentage of investments that may be illiquid and we do not expect to invest a substantial portion of its assets in liquid investments. There is a risk involved in investing in illiquid investments, particularly in the event that we need additional cash. In a situation requiring additional cash, we could be forced to liquidate some of its investments on unfavorable terms that could substantially impact our condensed consolidated balance sheet and reduce the amount of distributions available and payments made in respect of our shares.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report and have concluded that they were not effective as of that date.

As a result of the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, with the participation of our Chief Executive Officer and Chief Financial Officer, we identified material weaknesses in our internal controls over financial reporting relating to the accounting for deferred taxes and the consolidation of subsidiaries (with respect to identifying revenues that should have been recharacterized following an acquisition). As a result, and as set forth in Note 1A to the Condensed Consolidated Financial Statements and the "Restatement" section included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, we have restated our unaudited condensed consolidated financial statements for the periods covered by this report. We have also undertaken remedial action to address and correct the weaknesses in our internal controls over these processes.

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

                                                              Total number of
                                                             shares purchased    Maximum number
                                                                as part of       of shares that
                                                                 publicly          may yet be
                          Total number of    Average price      announced        purchased under
         Period           shares purchased   paid per share      programs          the programs
         ---------------------------------------------------------------------------------------
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

         10.4 Tax-Exempt Bond Line of Credit and Security Agreement, dated as of March 26, 2003, among harter Mac Equity Issuer Trust, Fleet National Bank, Wachovia Bank, National Association, Fleet Securities Inc. and Wachovia Securities, Inc., and the Lenders.

         10.5 Severance Agreement of Stuart A. Rothstein, dated December 15, 2003, between the Company and the Executive (incorporated by reference to Exhibit 10.5 in our March 31, 2004 Quarterly Report on Form 10-Q).

         31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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



                                   CHARTERMAC
                                  (Registrant)




Date:  April 7, 2005        By: /s/ Stuart J. Boesky
                                --------------------
                                Stuart J. Boesky
                                Managing Trustee and Chief Executive Officer




Date:  April 7, 2005        By: /s/ Alan P. Hirmes
                                ------------------
                                Alan P. Hirmes
                                Managing Trustee, Chief Financial Officer and Chief Accounting Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, STUART J. BOESKY, HEREBY CERTIFY THAT:

     1. I have reviewed this quarterly report on Form 10-Q/A for the period ending March 31, 2004 of CharterMac;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: April 7, 2005                                 By:  /s/Stuart J. Boesky
                                                         -------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, ALAN P. HIRMES, HEREBY CERTIFY THAT:

     1. I have reviewed this quarterly report on Form 10-Q/A for the period ending March 31, 2004 of CharterMac;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: April 7, 2005                                 By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                 ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q/A OF
                 CHARTERMAC FOR THE QUARTER ENDED MARCH 31, 2004

                  CHARTERMAC FOR THE QUARTER ENDED MARCH 31, 2004


In connection with the Quarterly Report on Form 10-Q/A of CharterMac for the quarterly period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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



By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     April 7, 2005                                       April 7, 2005