Form 10-Q/A
period 2004-06-30
CHARTERMAC
filed 2005-04-07
CIK 1043325

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on August 5, 2004 (the "Original Filing"), is being filed to reflect restatements of our condensed consolidated balance sheet at June 30, 2004, our condensed consolidated statements of operations for the three and six months ended June 30, 2004 and our condensed consolidated statement of cash flows for the six months ended June 30, 2004, and certain disclosures in the notes thereto, including the disclosure of our commitments and contingencies in Note 13. For a more detailed description of these restatements, see Note 1A to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2004, which is being filed concurrently with the filing of this Form 10-Q/A and any reports filed with the SEC subsequent to the date of this filing.

ITEM 1.  FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       June 30,       December 31,
                                                                         2004             2003
                                                                    --------------   --------------
                                                                    (As Restated -
                                                                      See Note 1A)
                                     ASSETS

Revenue bonds-at fair value                                           $ 1,948,126      $ 1,871,009
Cash and cash equivalents                                                 207,892           58,257
Cash and cash equivalents-restricted                                       25,582           26,636
Other investments                                                          63,942           48,460
Mortgage servicing rights                                                  34,305           33,351
Deferred costs - net of amortization of $16,565 and $13,463                58,958           58,408
Goodwill                                                                  205,652          214,744
Other intangible assets - net of amortization of $12,503 and $4,163       185,863          194,203
Loan to affiliate                                                           3,122               --
Other assets                                                              163,021           75,946
Investments in partnerships of consolidated VIEs                        2,301,697               --
Other assets of consolidated VIEs                                         249,266               --
                                                                      -----------      -----------

Total assets                                                          $ 5,447,426      $ 2,581,014
                                                                      ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements                                             $   959,952      $   900,008
   Preferred shares of subsidiary (subject to mandatory
     repurchase)                                                          273,500          273,500
   Notes payable                                                          254,130          153,350
   Accounts payable, accrued expenses and other liabilities                58,392           56,318
   Deferred tax liability                                                  40,998           60,370
   Distributions payable                                                   35,491           27,612
   Notes payable and other liabilities of consolidated VIEs             1,119,860               --
                                                                      -----------      -----------

Total liabilities                                                       2,742,323        1,471,158
                                                                      -----------      -----------

Minority interest in consolidated subsidiary - convertible SCUs           272,984          288,006
                                                                      -----------      -----------
Minority interest in consolidated subsidiary - PWF                          4,558            4,193
                                                                      -----------      -----------
Preferred shares of subsidiary (not subject to mandatory
   repurchase)                                                            104,000               --
                                                                      -----------      -----------
Limited partners' interests in consolidated VIEs                        1,400,002               --
                                                                      -----------      -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owners' equity - Convertible CRA Shareholders
     (7,192 shares issued
     and outstanding in 2004 and
     8,180 issued and outstanding in 2003)                                159,448          160,618
   Beneficial owners' equity - special preferred voting shares                151              161
   Beneficial owners' equity-other common shareholders
     (100,000 shares authorized; 50,599 shares issued
     and 50,516 outstanding in 2004 and 42,726
     shares issued and 42,704 outstanding in 2003)                        731,486          622,771
   Deferred compensation                                                  (14,099)         (19,385)
   Treasury shares of beneficial interest at cost (83 shares in
     2004 and 23 shares in 2003)                                           (1,706)            (378)
   Accumulated other comprehensive income                                  48,279           53,870
                                                                      -----------      -----------
Total shareholders' equity                                                923,559          817,657
                                                                      -----------      -----------

Total liabilities and shareholders' equity                            $ 5,447,426      $ 2,581,014
                                                                      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                         ----------------------    ----------------------
                                                           2004         2003          2004        2003
                                                         ---------    ---------    ---------    ---------
                                                       (As Restated -            (As Restated -
                                                        See Note 1A)              See Note 1A)
Revenues:
   Revenue bond interest income                          $  32,487    $  26,925    $  64,338    $  53,175
   Fee income:
     Mortgage banking fees                                   4,687        3,473        7,803        6,540
     Fund management                                        10,507           --       17,287           --
     Guarantees                                              2,929          995        4,826        1,991
   Other income                                              3,606        1,815        6,275        3,423
   Revenues of consolidated VIEs                             2,790           --        2,790           --
                                                         ---------    ---------    ---------    ---------
       Total revenues                                       57,006       33,208      103,319       65,129
                                                         ---------    ---------    ---------    ---------
Expenses:
   Interest expense                                          6,444        4,887       11,965        8,703
   Interest expense of consolidated VIEs                     6,689           --        6,689           --
   Interest expense - distributions to
     preferred shareholders of subsidiary                    4,725           --        9,449           --
   Recurring fees - securitizations                          1,067        1,019        2,132        1,982
   Salaries and benefits                                    13,050        3,360       26,932        5,325
   Interest rate derivatives                                (3,361)          --           26           --
   General and administrative                               11,706        2,575       18,055        7,664
   Depreciation and amortization                             7,796        2,915       14,689        4,602
   Other expenses of consolidated VIEs                       8,481           --        8,481           --
                                                         ---------    ---------    ---------    ---------
       Total expenses                                       56,597       14,756       98,418       28,276
                                                         ---------    ---------    ---------    ---------
Income before equity in earnings of investments,
   loss on investments held by consolidated
   VIEs, gain on sale of loans and gain (loss) on
   repayment of revenue bonds                                  409       18,452        4,901       36,853
Equity in earnings of investments                              565          555        1,120        1,110
Loss on investments held by consolidated
   VIEs                                                    (48,677)          --      (48,677)          --
Gain on sale of loans                                        3,330          411        5,075        2,550
Gain (loss) on repayment of revenue bonds                      (38)       2,652          222        2,240
                                                         ---------    ---------    ---------    ---------
Income (loss) before allocation of (income)
   loss to  preferred  shareholders  of  subsidiary,
   Special  Common Units of subsidiary,
   minority interests and limited partners of
   consolidated VIEs                                       (44,411)      22,070      (37,359)      42,753
Income allocated to preferred shareholders of
   subsidiary                                                 (830)      (4,725)        (830)      (9,449)
Income allocated to Special Common Units of
   subsidiary                                               (9,537)          --      (12,455)          --
(Income) loss allocated to minority interests                 (260)          67         (365)          39
Loss allocated to limited partners of
   consolidated VIEs                                        71,818           --       71,818           --
                                                         ---------    ---------    ---------    ---------
Income before income taxes                                  16,780       17,412       20,809       33,343
Income tax benefit                                           7,423          788        9,812        2,764
                                                         ---------    ---------    ---------    ---------
Net income                                               $  24,203    $  18,200    $  30,621    $  36,107
                                                         =========    =========    =========    =========

Allocation of net income to:
   Special distribution to Manager                       $      --    $   1,459    $      --    $   2,870
                                                         =========    =========    =========    =========
   Manager                                               $      --    $       1    $      --    $       3
                                                         =========    =========    =========    =========
   Common shareholders                                   $  20,721    $  15,316    $  26,170    $  30,405
   Convertible CRA shareholders                              3,482        1,424        4,451        2,829
                                                         ---------    ---------    ---------    ---------
     Total for shareholders                              $  24,203    $  16,740    $  30,621    $  33,234
                                                         =========    =========    =========    =========

Net income per share:
   Basic                                                 $    0.47    $    0.37    $    0.59    $    0.74
                                                         =========    =========    =========    =========
   Diluted                                               $    0.46    $    0.37    $    0.59    $    0.74
                                                         =========    =========    =========    =========

Weighted average shares outstanding:
   Basic                                                    52,017       45,090       51,805       45,054
                                                         =========    =========    =========    =========
   Diluted                                                  52,359       45,130       52,193       45,090
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

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  2004           2003
                                                                               -----------    -----------
                                                                             (As Restated -
                                                                              See Note 1A)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $    30,621    $    36,107
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of revenue bonds                                                 (222)        (2,240)
   Depreciation and amortization                                                    16,032          5,790
   Income allocated to preferred shareholders of subsidiary                         10,279          9,449
   Income allocated to Special Common Units of subsidiary                           12,455             --
   Income (loss) allocated to minority interests                                       365            (39)
   Non-cash compensation expense                                                     6,031            676
   Deferred taxes                                                                   (9,445)        (2,020)
   Changes in operating assets and liabilities:
     Mortgage servicing rights                                                      (4,571)        (1,737)
     Loans to affiliates                                                            (3,122)            --
     Other assets                                                                  (84,362)        49,826
     Accounts payable, accrued expenses and other liabilities                        2,305       (16,500)
                                                                               -----------    -----------

Net cash (used in) provided by operating activities                                (23,634)        79,312
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from revenue bonds and notes                                            47,484         75,071
   Revenue bond acquisitions and fundings                                         (164,208)      (146,036)
   Investments in partnerships                                                     (14,695)       (12,100)
   Other investments                                                                  (543)            --
   Increase in goodwill                                                               (835)           (64)
   Decrease (increase) in cash and cash equivalents - restricted                     1,054           (346)
                                                                               -----------    -----------

Net cash used in investing activities                                             (131,743)       (83,475)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                                   (38,063)       (31,600)
   Distributions to preferred shareholders of subsidiary                            (9,449)        (9,449)
   Distributions to Special Common Unit holders                                    (11,787)            --
   Proceeds from financing arrangements                                            127,569        109,421
   Repayments of financing arrangements                                            (67,624)          (591)
   Increase (decrease) in notes payable                                            100,548         (5,447)
   Issuance of common shares                                                       105,541             --
   Issuance of preferred shares                                                    101,920             --
   Retirement of special preferred voting shares                                       (10)            --
   Proceeds from stock options exercised                                                --          1,530
   Treasury stock purchases                                                         (1,328)            --
   Deferred financing costs                                                         (2,305)        (6,469)
                                                                               -----------    -----------

Net cash provided by financing activities                                          305,012         57,395
                                                                               -----------    -----------


Net increase in cash and cash equivalents                                          149,635         53,232

Cash and cash equivalents at the beginning of the year                              58,257         55,227
                                                                               -----------    -----------

Cash and cash equivalents at the end of the period                             $   207,892    $   108,459
                                                                               ===========    ===========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                               $    13,320    $     8,394
                                                                               ===========    ===========
   Taxes paid                                                                  $       482    $       135
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

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               --------------------------
                                                                                  2004           2003
                                                                               -----------    -----------
                                                                             (As Restated -
                                                                              See Note 1A)
SUPPLEMENTAL NON-CASH INFORMATION:
   Supplemental  disclosure of non cash  activities  relating to adoption of
     FIN 46R:
     Decrease in revenue  bonds                                                $    31,101
     Increase in investments in partnerships of consolidated VIEs               (2,301,697)
     Increase in other assets of consolidated VIEs                                (249,266)
     Increase in notes payable and other liabilities of consolidated
       VIEs                                                                      1,119,860
     Increase in limited partners'  interests of consolidated VIEs               1,400,002
                                                                               -----------
                                                                               $        --
                                                                               ===========

   Conversion of Special Common Units to Common Shares                         $    17,789
                                                                               ===========

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003.

We are responsible for the unaudited condensed consolidated financial statements included in this document. Our condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

NOTE 1A - RESTATEMENT

In the course of finalizing the 2004 year-end audit, management determined that the Company had not properly accounted for certain components of its deferred tax accounts. In the first quarter of 2004, certain Special Common Units of a subsidiary that were issued as part of the Related Capital Company, LLC ("RCC") purchase were converted to common shares of the Company, triggering an adjustment to the deferred tax liability and the corresponding goodwill. The tax effect of this conversion was recorded incorrectly, leading to an overstatement of the tax benefit in that quarter in the amount of $1,930,000. Accordingly, the Company has restated the condensed consolidated financial statements to reduce the tax benefit in the income statement by approximately $1,930,000 for the six months ended June 30, 2004 and to correct goodwill and the deferred tax liability on the balance sheet. There was no impact for the three months ended June 30, 2004.

Also, in the course of finalizing the year-end audit, management determined that the Company had not properly accounted for bond acquisition and construction service fees in the Fund Management segment. Due to the purchase of RCC in November 2003, the character of these revenue streams changed, requiring a shorter recognition period for the construction service fees and a longer recognition period for the bond acquisition fees. Accordingly, the Company has restated the condensed consolidated financial statements to properly reflect:

     (1) the recognition of the construction service fees over the expected construction period (increasing other income by a net of approximately $128,000 and $144,000 for the three and six months ended June 30,
          2004);
     (2) the recognition of the bond acquisition fees over the estimated lives of the related bonds (reducing fund management fee income by a net of approximately $563,000 and $1,650,000 for the three and six months ended June 30, 2004); and
     (3) the related tax benefit of approximately $195,000 and $676,000 for the three and six months ended June 30, 2004.

In addition, the Company restated the deferred revenue and deferred tax liabilities on the balance sheet.

The net effect of the revenue and tax restatement adjustments, before allocation of the net impact to SCUs, was a decrease in earnings of approximately $240,000 and $2,760,000 for the three and six months ended June 30, 2004.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


A summary of the significant effects of the restatement is as follows:


                                                               As previously                  As previously
(in thousands except per share amounts)                           reported     As restated       reported    As restated
------------------------------------------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
Condensed Consolidated Statement of Income data:                      JUNE 30, 2004                 JUNE 30, 2004
------------------------------------------------------------------------------------------------------------------------
Fund management fee income                                      $   11,070     $   10,507      $   18,937     $   17,287
Other income                                                         3,478          3,606           6,131          6,275
Total revenues                                                      57,441         57,006         104,825        103,319
Income before equity in earnings of investments loss
   on investments   held by consolidated VIEs, gain on
   sale of loans and gain (loss) on   repayment of
   revenue bonds                                                       844            409           6,407          4,901
Income (loss) before allocation of income (loss) to
   preferred shareholders of subsidiary, Special Common
   Units of subsidiary, minority interests and limited
   partners of consolidated VIEs                                   (43,976)       (44,411)        (35,853)       (37,359)
Income allocated to Special Common Units of subsidiaries            (9,548)        (9,537)        (13,253)       (12,455)
Income before income taxes                                          17,204         16,780          21,517         20,809
Income tax benefit                                                   7,228          7,423          11,066          9,812
  Net income                                                        24,432         24,203          32,583         30,621
Allocation of net income to common shareholders                     20,924         20,721          27,847         26,170
Allocation of net income to Convertible CRA shareholders             3,508          3,482           4,736          4,451
Net income per share - basic                                    $     0.47     $     0.47      $     0.63     $     0.59
Net income per share - diluted                                  $     0.47     $     0.46      $     0.62     $     0.59

Condensed Consolidated Balance Sheet data:                         AS OF JUNE 30, 2004

Goodwill                                                        $  207,582     $  205,652
Total assets                                                     5,449,356      5,447,426
Accounts payable, accrued expenses and other liabilities            57,029         58,392
Deferred tax liability                                              41,674         40,998
Total liabilities                                                2,741,636      2,742,323
Minority interest in consolidated subsidiary - convertible SCUs    273,781        272,984
Shareholders' equity                                             1,029,379        923,559

The Company also determined that the preferred shares of subsidiary (not subject to mandatory repurchase) of $104.0 million issued in May 2004 should be presented between liabilities and equity on the balance sheet as opposed to its prior classification as a component of Stockholders' Equity. As a result, this amount has been reclassified from equity.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


Investment and operating partnerships in which the limited partners or limited members do not have the right to remove us as the general partner or managing member are variable interest entities ("VIEs") as defined by FIN 46R. We have concluded that, as the general partner or managing member for these type of investments, we are the primary beneficiary as defined by FIN 46R because we absorb the majority of the expected income and loss variability, which is disproportionate to any actual ownership interest. We have consolidated the assets and liabilities of these entities in our condensed consolidated balance sheet and have recorded their results of operations in our condensed consolidated statement of income beginning April 1, 2004. The balance sheets and statements of operations in our condensed consolidated financial statements are as of March 31, 2004, the latest date available.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)



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
                                                              =============    =============

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of identifiable intangible assets are as follows:

                                                                          Other            Total
                                       RCC             Mortgage        Identifiable     Identifiable
                                    Intangible         Banking          Intangible       Intangible
      (In thousands)                  Assets           Licenses           Assets           Assets         Goodwill
                                  --------------    --------------    --------------   -------------    ------------

Balance at December 31, 2003        $185,300        $    8,639         $    4,427        $198,366         $214,744
Accumulated amortization              (1,936)               --             (2,227)         (4,163)              --
                                  --------------    --------------    --------------   -------------    ------------
Net balance at December 31, 2003     183,364             8,639              2,200         194,203          214,744
Additions                                 --                --                 --              --              835
Tax effect of conversion of
  SCUs to common shares                   --                --                 --              --           (9,927)

Amortization expense                  (8,103)               --               (237)         (8,340)              --
                                  --------------    --------------    --------------   -------------    ------------
Net balance at June 30, 2004        $175,261        $    8,639         $    1,963        $185,863         $205,652
                                  ==============    ==============    ==============   =============    ============

Amortization expense for the
  six months ended June 30, 2004    $  8,103        $       --         $      237        $  8,340         $     --
                                  ==============    ==============    ==============   =============    ============
Estimated amortization expense
  per year for next five years      $ 16,206        $       --         $      474        $ 16,680         $     --
                                  ==============    ==============    ==============   =============    ============

The amortization of other identifiable intangible assets is included as a reduction to revenue bond interest income as they pertain to the acquisition of such bond investments.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

NOTE 9 - EQUITY

Equity Conversions
------------------

In January 2004, at a holder's request, we converted 992,688 special common units to an equivalent number of common shares. After this conversion, 15,172,217 SCUs remained outstanding.

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

These preferred shares have most of the same characteristics of previously outstanding preferred shares of Equity Issuer, with the exception that they are not subject to mandatory redemption. As such, they are classified between liabilities and equity, with their dividends classified as preferred dividends on the income statement. The previously issued preferred shares, due to the mandatory redemption feature, are classified on our balance sheet as liabilities with their dividends classified as interest expense.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income for the first six months ended June 30, 2004 and 2003, was as follows:

          (In thousands)                                               2004        2003
                                                                     --------    --------
Net income                                                           $ 30,621    $ 36,107
Net unrealized gain on interest rate derivatives                        3,266       1,040
Net unrealized gain on revenue bonds:
   Unrealized gain (loss) during the period                            (8,635)     17,682
   Reclassification adjustment for net gain included in net income       (222)     (2,240)
                                                                     --------    --------
Comprehensive income                                                 $ 25,030    $ 52,589
                                                                     ========    ========


NOTE 11 - EARNINGS PER SHARE

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

                                           Three Months Ended June 30, 2004     Six Months Ended June 30, 2004
                                           --------------------------------   ----------------------------------
(In thousands, except per share amounts)    Income    Shares     Per Share      Income     Shares      Per Share
                                           --------------------------------   ----------------------------------
Basic EPS                                  24,203    52,017     $   .47         $30,621    51,805      $     .59
                                                                 =======                               =========
Effect of dilutive securities                   --       342                         --       388
                                           -------    ------                    -------    ------
Diluted EPS                                24,203    52,359     $   .46         $30,621    52,193      $     .59
                                           =======    ======     =======        =======    ======      =========


                                           Three Months Ended June 30, 2003     Six Months Ended June 30, 2003
                                           --------------------------------   ----------------------------------
                                            Income    Shares     Per Share      Income     Shares      Per Share
                                           --------------------------------   ----------------------------------


Basic EPS                                  $16,740    45,090     $   .37        $33,234    45,054      $     .74
                                                                 =======                               =========
Effect of dilutive securities                   --        40                        --         36
                                           -------    ------                    -------    ------
Diluted EPS                                $16,740    45,130     $   .37        $33,234    45,090      $     .74
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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The following table provides more information regarding our segments:

                                          Three Months Ended June 30, 2004                   Three Months Ended June 30, 2003
                                  -----------------------------------------------    -----------------------------------------------
                                  Portfolio    Mortgage     Fund                     Portfolio    Mortgage      Fund
(In thousands)                    Investing    Banking    Management     Total       Investing    Banking    Management     Total
                                  -----------------------------------------------    -----------------------------------------------
Total revenues                    $   33,101   $  6,657   $   17,248   $   57,006    $   26,928   $ 5,285     $    995    $   33,208
                                  ===============================================    ===============================================

Net income                        $   21,173   $  1,731   $    1,299   $   24,003    $   17,123   $   366     $    711    $   18,200
                                  ===============================================    ===============================================


                                            Six Months Ended June 30, 2004                     Six Months Ended June 30, 2003
                                  -----------------------------------------------    -----------------------------------------------
                                  Portfolio   Mortgage       Fund                    Portfolio    Mortgage      Fund
                                  Investing   Banking     Management     Total       Investing    Banking    Management     Total
                                  -----------------------------------------------    -----------------------------------------------
Total revenues                    $   65,685   $ 10,537   $   27,097   $  103,319    $   54,534   $ 8,604     $  1,991    $   65,129
                                  ===============================================    ===============================================

Net income (loss)                 $   37,429   $  2,431   $   (9,239)  $   30,621    $   34,614   $  (214)    $  1,707    $   36,107
                                  ===============================================    ===============================================
Total assets as of June
30                                $2,322,106   $176,407   $2,948,913   $5,447,426    $1,881,843   $75,058     $  1,927    $1,958,828
                                  ===============================================    ===============================================
Assets as of June 30 of
  consolidated VIEs included in
  total assets (see Note 2)       $  (34,699)  $     --   $2,550,963   $2,516,264
                                  ===============================================

NOTE 13 - COMMITMENTS AND CONTINGENCIES

PW FUNDING INC.

PWF is required to meet minimum net worth and capital requirements and to comply with other requirements set by Fannie Mae, Freddie Mac, Ginnie Mae and FHA and was in compliance with these requirements as of June 30, 2004.

PWF maintains, as of June 30, 2004, treasury notes of approximately $6.2 million and a money market account of approximately $0.2 million, which is included in cash and cash equivalents-restricted in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.3 million.

PWF has liability under the terms of its master loss sharing agreement with Fannie Mae for a portion of any loss that may result from borrower defaults on the mortgage loans it originates and sells to Fannie Mae.

We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At June 30, 2004, that reserve was approximately $7.5 million, which we believe represents its maximum liability at this time. Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet National Bank ("Fleet"), guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

At June 30, 2004, PWF had commitments of approximately $148.3 million to ten borrowers.

CREDIT ENHANCEMENT TRANSACTION

CM Corp. completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS"), pursuant to which, CM Corp. assumes MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. Our maximum exposure under the terms of the transaction was approximately $19.0 million at June 30, 2004.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


As of June 30, 2004, the credit enhanced pool of properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on its guaranty. Should our ongoing analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

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

In connection with these transactions, we posted collateral to the Primary Guarantor in the form of either cash or revenue bonds of approximately $20.7 million.

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

We have entered into other transactions to purchase revenue bonds pursuant to agreements which require us, at the earlier of stabilization or conversion to permanent financings to acquire Series A and Series B revenue bonds at predetermined prices and interest rates. We are obligated to purchase the revenue bonds only if construction is completed. We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. An unrelated third party lender will advance funds to the developer, as needed during the construction period, at a floating rate. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded. The total potential amount we could possibly be required to fund is $131.4 million.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


NOTE 14 - SUBSEQUENT EVENTS

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

Results of Operations
---------------------

QUARTER ENDED JUNE 30, 2004 VS. QUARTER ENDED JUNE 30, 2003
-----------------------------------------------------------

The following is a summary of our operations for the three months ended June 30, 2004 and 2003:

                                         % of                % of
                               2004    Revenues     2003    Revenues   % Change
                             ---------------------------------------------------
Revenues                     $57,006              $33,208                71.7
Income before income taxes    16,780     29.4      17,412     52.4       (3.6)
Net income                    24,203     42.5      18,200     54.8       33.0

Compared to 2003, the second quarter of 2004 benefited from a substantial expansion of our core Portfolio Investing business, the addition of the equity fund sponsorship portion of our Fund Management segment and the expansion of the credit enhancement portion of that segment. These revenue gains drove an increase in net income, although the increase was partially offset by the net increase in costs of the Fund Management business in the current year results due to the RCC acquisition. In addition, non-cash income related to interest rate derivatives is recognized in the current period (which is a reversal of expense recognized in the first quarter of 2004), while no such instruments were in place in 2003 (see Note 7 to the Condensed Consolidated Financial Statements). Offsetting these gains is the elimination of $10.8 million of revenues earned by our subsidiaries in transactions with VIEs we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the expenses recognized by the VIEs in connection with these transactions are absorbed entirely by the limited partners of the VIEs; as such, the elimination in consolidation has no impact on our net income.

REVENUES

Our revenues were as follows:

                                         For the Three Months Ended June 30,
(In thousands)                              2004         2003      % Change
                                          --------     --------    --------
Revenue bond interest income              $32,487      $26,925       20.7
Fee income
   Mortgage banking fees                    4,687        3,473       35.0
   Fund management fees                    10,507         --          N/A
   Guarantee fees                           2,929          995      194.4
Other income                                3,606        1,815       98.7
Revenues of consolidated VIEs               2,790         --          N/A
                                          -------      -------      -----

Total revenues                            $57,006      $33,208       71.7
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

See Note 7 to the Condensed Consolidated Financial Statements for information regarding the expense related to interest rate derivatives.

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

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003
-----------------------------------------------------------------

The following is a summary of our operations for the six months ended June 30, 2004 and 2003:

                                       % of                 % of
                             2004    Revenues      2003   Revenues   % Change
                           -----------------------------------------------------
Revenues                   $106,319              $65,129               58.6
Income before income taxes   20,809    20.1       33,343    51.2      (37.6)
Net income                   30,621    29.6       36,107    55.4      (15.2)

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

REVENUES

Our revenues were as follows:

                                      For the Six Months Ended June 30,
(In thousands)                       2004          2003         % Change
                                   --------      --------       --------
Revenue bond interest income       $ 64,338      $ 53,175         21.0
Fee income
   Mortgage banking fees              7,803         6,540         19.3
   Fund management fees              17,287            --          N/A
   Guarantee fees                     4,826         1,991        142.4
Other income                          6,275         3,423         83.3
Revenues of consolidated VIEs         2,790            --          N/A
                                   --------      --------        -----

Total revenues                     $103,319      $ 65,129         58.6
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

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Note 13 to the condensed consolidated financial statements contains a summary of the Company's guarantees and off-balance sheet arrangements.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         See   Note  9   to  our  Condensed  Consolidated  Financial  Statements
         regarding:

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



Date:  April 7, 2005           By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A for the period ending June 30, 2004 of CharterMac;

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


          Date:  April 7, 2005                       By: /s/Stuart J. Boesky
                                                         -------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A for the period ending June 30, 2004 of CharterMac;

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


          Date:  April 7, 2005                      By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                 ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q/A OF
                 CHARTERMAC FOR THE QUARTER ENDED JUNE 30, 2004


In connection with the Quarterly Report on Form 10-Q/A of CharterMac for the quarterly period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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