Form 10-Q/A
period 2004-09-30
CHARTERMAC
filed 2005-04-07
CIK 1043325

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on November 4, 2004 (the "Original Filing"), is being filed to reflect restatements of our condensed consolidated balance sheet at September 30, 2004, our condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2004, and certain disclosures in the notes thereto, including the disclosure of our commitments and contingencies in Note 13. For a more detailed description of these restatements, see Note 1A to the accompanying condensed consolidated financial statements in this Form 10-Q/A.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the date of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in our Annual Report on Form 10-K for the year ended December 31, 2004 and any reports filed with the SEC subsequent to the date of this filing.

ITEM 1.  FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  September 30,   December 31,
                                                                      2004            2003
                                                                  ------------    ------------
                                                                 (As Restated -
                                                                  See Note 1A)
                                     ASSETS

Revenue bonds - at fair value                                      $ 2,024,157    $ 1,871,009
Cash and cash equivalents                                               57,697         58,257
Cash and cash equivalents - restricted                                  25,672         26,636
Other investments                                                      162,966         48,460
Mortgage servicing rights                                               33,031         33,351
Deferred costs - net of amortization of $18,343 and $13,463             59,789         58,408
Goodwill                                                               205,737        214,744
Other intangible assets - net of amortization of $16,674
   and $4,163                                                          181,692        194,203
Loan to affiliate                                                       15,361             --
Other assets                                                            47,959         75,946
Investments in partnerships of consolidated VIEs                     2,394,398             --
Other assets of consolidated VIEs                                      302,682             --
                                                                   -----------    -----------

Total assets                                                       $ 5,511,141    $ 2,581,014
                                                                   ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Financing arrangements                                          $   973,663    $   900,008
   Preferred shares of subsidiary (subject to mandatory
     repurchase)                                                       273,500        273,500
   Notes payable                                                       176,737        153,350
   Accounts payable, accrued expenses and other liabilities             84,608         56,318
   Deferred tax liability                                               33,773         60,370
   Distributions payable                                                38,569         27,612
   Notes payable and other liabilities of consolidated VIEs          1,225,523             --
                                                                   -----------    -----------

Total liabilities                                                    2,806,373      1,471,158
                                                                   -----------    -----------

Minority interest in consolidated subsidiary - convertible SCUs        267,520        288,006
                                                                   -----------    -----------
Minority interest in consolidated subsidiary - PWF                       4,413          4,193
                                                                   -----------    -----------
Preferred shares of subsidiary (not subject to mandatory
   repurchase)                                                         104,000             --
                                                                   -----------    -----------
Partners' interests in consolidated VIEs                             1,419,462             --
                                                                   -----------    -----------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Beneficial owners' equity - Convertible CRA Shareholders;
     no par value (6,552 shares issued and outstanding in 2004
     and 8,180 issued and outstanding in 2003)                         158,574        160,618
   Beneficial owners' equity - special preferred voting shares;
     no par value                                                          151            161
   Beneficial owners' equity - other common shareholders;  no par value (100,000 shares authorized;  51,211 shares issued and 51,129 outstanding in 2004 and 42,726 shares issued
     and 42,704 outstanding in 2003)                                   729,900        622,771
   Restricted shares granted                                           (11,372)       (19,385)
   Treasury shares of beneficial interest - common, at cost
     (82 shares in 2004 and 23 shares in 2003)                          (1,706)          (378)
   Accumulated other comprehensive income                               33,826         53,870
                                                                   -----------    -----------
Total shareholders' equity                                             909,373        817,657
                                                                   -----------    -----------

Total liabilities and shareholders' equity                         $ 5,511,141    $ 2,581,014
                                                                   ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                   ----------------------   ----------------------
                                                     2004         2003         2004        2003
                                                   ----------------------   ----------------------
                                                 (As Restated -           (As Restated -
                                                  See Note 1A)             See Note 1A)
Revenues:
   Revenue bond interest income                    $  33,027    $  30,353   $  97,365    $  83,528
  Fee income:
     Mortgage banking                                  3,321        3,171      11,124        9,711
     Fund sponsorship                                 10,493           --      27,780           --
     Credit enhancement                                2,715          995       7,541        2,986
   Other income                                        6,062        1,329      12,337        4,752
   Revenues of consolidated VIEs                       4,460           --       7,250           --
                                                   ---------    ---------   ---------    ---------
       Total revenues                                 60,078       35,848     163,397      100,977
                                                   ---------    ---------   ---------    ---------
Expenses:
   Interest expense                                    8,301        5,928      22,424       16,613
   Interest expense of consolidated VIEs               7,263           --      13,952           --
   Interest expense - distributions to
     preferred shareholders of subsidiary 4,724        4,724        4,724      14,173        4,724
   Salaries and benefits                              13,474        3,196      40,406        8,521
   General and administrative                         12,775        4,477      30,830       12,141
   Depreciation and amortization                       7,864        2,242      22,553        6,844
   Loss on impairment of revenue bonds                   610        1,758         610        1,758
   Other expenses of consolidated VIEs                10,917           --      19,398           --
                                                   ---------    ---------   ---------    ---------
       Total expenses                                 65,928       22,325     164,346       50,601
                                                   ---------    ---------   ---------    ---------
Income (loss) before equity in earnings of
   investments, loss on investments held by
   consolidated VIEs, gain on sale of loans and
   gain (loss) on repayment of revenue bonds          (5,850)      13,523        (949)      50,376
Equity in earnings of investments                        611          555       1,731        1,665
Loss on investments held by consolidated
   VIEs                                              (46,434)          --     (95,111)          --
Gain on sale of loans                                    571          444       5,646        2,994
Gain (loss) on repayment of revenue bonds                 (5)         557         217        2,797
                                                   ---------    ---------   ---------    ---------
Income (loss) before allocation of (income)
   loss to preferred shareholders of subsidiary,
   Special Common Units of subsidiary,
   minority interests and partners of
   consolidated VIEs                                 (51,107)      15,079     (88,466)      57,832
(Income) allocated to preferred shareholders of
   subsidiary                                         (1,556)          --      (2,386)      (9,449)
(Income) allocated to Special Common Units of
   subsidiary                                         (7,577)          --     (20,032)          --
(Income) loss allocated to minority interests            145          147        (220)         186
Loss allocated to partners of consolidated VIEs       70,174           --     141,992           --
                                                   ---------    ---------   ---------    ---------
Income before income taxes                            10,079       15,226      30,888       48,569
Income tax benefit                                     4,832          689      14,644        3,453
                                                   ---------    ---------   ---------    ---------
Net income                                         $  14,911    $  15,915   $  45,532    $  52,022
                                                   =========    =========   =========    =========

Allocation of net income to:
   Special distribution to Manager                 $      --    $   1,583   $      --    $   4,453
                                                   =========    =========   =========    =========
   Manager                                         $      --    $       2   $      --    $       5
                                                   =========    =========   =========    =========
   Common shareholders                             $  13,098    $  12,727   $  39,268    $  43,132
   Convertible CRA shareholders                        1,813        1,603       6,264        4,432
                                                   ---------    ---------   ---------    ---------
     Total for shareholders                        $  14,911    $  14,330   $  45,532    $  47,564
                                                   =========    =========   =========    =========

Net income per share:
   Basic                                           $    0.26    $    0.31   $    0.85    $    1.05
                                                   =========    =========   =========    =========
   Diluted                                         $    0.26    $    0.31   $    0.84    $    1.04
                                                   =========    =========   =========    =========

Weighted average shares outstanding:
   Basic                                              57,708       46,331      53,794       45,485
                                                   =========    =========   =========    =========
   Diluted                                            58,112       46,366      54,220       45,518
                                                   =========    =========   =========    =========

Dividends declared per share                       $     .41    $     .35   $    1.16    $    1.00
                                                   =========    =========   =========    =========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                     2004         2003
                                                                 --------------------------
                                                                (As Restated -
                                                                 See Note 1A)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  45,532    $  52,022
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of revenue bonds                                   (217)      (2,797)
   Loss on impairment of revenue bonds                                   610        1,758
   Depreciation and amortization                                      24,655        8,694
   Income allocated to preferred shareholders of subsidiary           16,559       14,173
   Income allocated to Special Common Units of subsidiary             20,032           --
   Income (loss) allocated to minority interests                         220         (186)
   Non-cash compensation expense                                      10,779        3,578
   Deferred taxes                                                    (16,670)      (4,223)
   Changes in operating assets and liabilities:
     Mortgage servicing rights                                        (5,642)      (1,897)
     Loans to affiliates                                             (15,361)          --
     Other assets                                                      7,801       35,753
     Accounts payable, accrued expenses and other liabilities         25,887      (18,657)
                                                                   ---------    ---------
Net cash provided by operating activities                          $ 114,185    $  88,218
                                                                   =========    =========

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from revenue bonds and notes                           $  36,244    $  94,151
   Revenue bond acquisitions and fundings                           (239,888)    (265,796)
   Investments in partnerships                                       (30,273)       2,309
   Other investments                                                 (84,000)          --
   Increase in goodwill                                                 (920)        (767)
   Decrease (increase) in cash and cash equivalents - restricted         964      (37,219)
                                                                   ---------    ---------

Net cash used in investing activities                              $(317,873)   $(207,322)
                                                                   =========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                   $ (59,996)   $ (47,849)
   Distributions to preferred shareholders of subsidiary             (15,003)     (14,173)
   Distributions to Special Common Unit holders                      (19,868)          --
   Proceeds from financing arrangements                              137,761      192,699
   Repayments of financing arrangements                              (64,105)        (737)
   Increase in notes payable                                          23,155       15,139
   Issuance of common shares                                         105,541           --
   Issuance of preferred shares                                      104,000       53,783
   Retirement of special preferred voting shares                         (10)          --
   Proceeds from stock options exercised                                  --           --
   Treasury stock purchases                                           (1,328)          --
   Deferred financing costs                                           (7,019)     (10,342)
                                                                   ---------    ---------

Net cash provided by financing activities                            203,128      188,520
                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents                    (560)      69,416
                                                                   ---------    ---------

Cash and cash equivalents at the beginning of the year                58,257       13,699
                                                                   ---------    ---------

Cash and cash equivalents at the end of the period                 $  57,697    $  83,115
                                                                   ---------    ---------


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 --------------------------
                                                                     2004         2003
                                                                 --------------------------
                                                                (As Restated -
                                                                 See Note 1A)
SUPPLEMENTAL NON-CASH INFORMATION:
   Supplemental disclosure of non cash activities relating to adoption of
     FIN 46R:
  Decrease  in  revenue  bonds                                                   $    34,281
  Decrease in other assets                                                            17,814
  Increase  in  investments  in
  partnerships of consolidated  VIEs                                              (2,394,398)
  Increase in other assets of consolidated VIEs                                     (302,682)
  Increase in notes payable and other liabilities of consolidated
    VIEs                                                                           1,225,523
  Increase in partners' interests of consolidated VIEs                             1,419,462
                                                                                 -----------
                                                                                 $        --
                                                                                 ===========

Conversion of Special Common Units to Common Shares                              $    17,789
                                                                                 ===========



     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

NOTE 1A - RESTATEMENT

In the course of finalizing the 2004 year-end audit, management determined that the Company had not properly accounted for certain components of its deferred tax accounts. In the first quarter of 2004, certain Special Common Units of a subsidiary that were issued as part of the Related Capital Company, LLC ("RCC") purchase were converted to common shares of the Company, triggering an adjustment to the deferred tax liability and the corresponding goodwill. The tax effect of this conversion was recorded incorrectly, leading to an overstatement of the tax benefit in that quarter in the amount of $1,930,000. Additionally, the Company incorrectly characterized the nature of the difference between GAAP and tax amortization of the deferred tax component of restricted shares granted to employees also as part of the RCC acquisition. Accordingly, the Company has restated the condensed consolidated financial statements to correct these errors to increase the tax benefit in the income statement by approximately $4,041,000 and $2,111,000 for the three and nine months ended September 30, 2004 and to correct goodwill and the deferred tax liability on the balance sheet.

Also, in the course of finalizing the year-end audit, management determined that the Company had not properly accounted for bond acquisition and construction service fees in the Fund Management segment. Due to the purchase of RCC in November 2003, the character of these revenue streams changed, requiring a shorter recognition period for the construction service fees and a longer recognition period for the bond acquisition fees. Accordingly, the Company has restated the condensed consolidated financial statements to properly reflect:

     (1) the recognition of the construction service fees over the expected construction period (increasing other income by a net of approximately $302,000 and $446,000 for the three and nine months ended September 30, 2004);
     (2) the recognition of the bond acquisition fees over the estimated lives of the related bonds (reducing fund management fee income by a net of approximately $870,000 and $2,520,000 for the three and nine months ended September 30, 2004); and
     (3) the related tax benefit of approximately $257,000 and $933,000 for the three and nine months ended September 30, 2004.

In addition, the Company restated the deferred revenue and deferred tax liabilities on the balance sheet.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


The net effect of the revenue and tax restatement adjustments, before allocation of the net impact to SCUs, was an increase in earnings of approximately $3,730,000 and $970,000 for the three and nine months ended September 30, 2004.

A summary of the significant effects of the restatement is as follows:

                                                                     As previously                 As previously
(in thousands except per share amounts)                                 reported    As restated       reported    As restated
----------------------------------------------------------------------------------------------------------------------------

                                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
Condensed Consolidated Statement of Income data:                       SEPTEMBER 30, 2004             SEPTEMBER 30, 2004
----------------------------------------------------------------------------------------------------------------------------
Fund sponsorship fee income                                         $    11,363    $    10,493    $    30,300     $   27,780
Other income                                                              5,760          6,062         11,891         12,337
Total revenues                                                           60,646         60,078        165,471        163,397
Income (loss) before equity in earnings of investments, loss on investments held by consolidated VIEs, gain on sale of
  loans and gain (loss) on repayment of revenue bonds                    (5,282)        (5,850)         1,125           (949)
Income (loss) before allocation of (income) loss to
  preferred shareholders of subsidiary, Special Common
  Units of subsidiary, minority interests and partners
  of consolidated VIEs                                                  (50,539)       (51,107)       (86,392)       (88,466)
Income allocated to Special Common Units of subsidiaries                 (6,484)        (7,577)       (19,737)       (20,032)
Income before income taxes                                               11,740         10,079         33,257         30,888
Income tax benefit                                                          534          4,832         11,600         14,644
Net income                                                               12,274         14,911         44,857         45,532
Allocation of net income to common shareholders                          10,839         13,098         38,686         39,268
Allocation of net income to Convertible CRA shareholders                  1,435          1,813          6,171          6,264
Net income per share - basic                                        $      0.21    $      0.26    $      0.83     $     0.85
Net income per share - diluted                                      $      0.21    $      0.26    $      0.83     $     0.84

Condensed Consolidated Balance Sheet data:                           AS OF SEPTEMBER 30, 2004


Goodwill                                                            $   207,667    $   205,737
Total assets                                                          5,513,071      5,511,141
Accounts payable, accrued expenses and other liabilities                 82,073         84,608
Deferred tax liability                                                   39,348         33,773
Total liabilities                                                     2,809,413      2,806,373
Minority interest in consolidated subsidiary - convertible SCUs         267,227        267,520
Total shareholders' equity                                              908,556        909,373

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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
                                  ===========    ===========

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The components of identifiable intangible assets are as follows:

                                                                         Other            Total
                                          RCC           Mortgage     Identifiable     Identifiable
                                       Intangible       Banking       Intangible       Intangible
(In thousands)                           Assets         Licenses        Assets           Assets          Goodwill
                                       -----------    -----------    -------------    -------------    ------------

Balance at December 31, 2003            $ 185,300      $   8,639       $   4,427        $ 198,366        $ 214,744
Accumulated amortization                   (1,936)            --          (2,227)          (4,163)              --
                                        ---------      ---------       ---------        ---------        ---------
Net balance at December 31, 2003          183,364          8,639           2,200          194,203          214,744
Additions                                      --             --              --               --              920
Tax effect of conversion of SCUs to
  common shares                                --             --              --               --           (9,927)
Amortization expense                      (12,154)            --            (357)         (12,511)              --
                                        ---------      ---------       ---------        ---------        ---------
Net balance at September 30, 2004       $ 171,210      $   8,639       $   1,843        $ 181,692        $ 205,737
                                        =========      =========       =========        =========        =========

Estimated amortization expense per
  year for next five years              $  16,206      $      --       $     474        $  16,680        $      --
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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

NOTE 10 - Comprehensive Income

Comprehensive income for the nine months ended September 30, 2004 and 2003, was as follows:

          (In thousands)                                                 2004          2003
                                                                       --------      --------
Net income                                                             $ 45,532      $ 52,022
Net unrealized gain (loss) on interest rate derivatives                  (4,113)        2,073
Net unrealized loss on revenue bonds:
   Unrealized loss during the period                                    (15,714)      (42,294)
   Reclassification adjustment for net gain included in net income         (217)       (2,797)
                                                                       --------      --------
Comprehensive income                                                   $ 25,488      $  9,004
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

                                            Three Months Ended September 30, 2004    Nine Months Ended September 30, 2004
                                            -------------------------------------    ------------------------------------

(In thousands, except per share amounts)     Income        Shares     Per Share       Income      Shares     Per Share
                                            -------------------------------------    ------------------------------------
Basic EPS                                    $ 14,911      57,708     $     0.26     $45,532      53,794     $     0.85
                                                                      ==========                             ==========

Effect of dilutive securities                      --         404                         --         426
                                             --------     -------                    -------     -------
Diluted EPS                                  $ 14,911      58,112     $     0.26     $45,532      54,220     $     0.84
                                             ========     =======     ==========     =======     =======     ==========

                                            Three Months Ended September 30, 2003    Nine Months Ended September 30, 2003
                                            -------------------------------------    ------------------------------------

                                             Income        Shares     Per Share       Income      Shares     Per Share
                                            -------------------------------------    ------------------------------------
Basic EPS                                    $ 14,330      46,331     $     0.31     $47,564      45,485     $     1.05
                                                                      ==========                             ==========

Effect of dilutive securities                      --          35                         --          33
                                             --------     -------                    -------     -------

Diluted EPS                                  $ 14,330      46,366     $     0.31     $47,564      45,518     $     1.04
                                             ========     =======     ==========     =======     =======     ==========

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

The following table provides more information regarding our segments:


(In thousands)                  Three Months Ended September 30, 2004              Three Months Ended September 30, 2003
                          --------------------------------------------------    ---------------------------------------------
                            Portfolio      Mortgage     Fund                    Portfolio   Mortgage     Fund
                            Investing      Banking   Management      Total      Investing   Banking    Management    Total
                          --------------------------------------------------    ---------------------------------------------
Total revenues            $   36,198       $ 4,978   $   18,902   $   60,078    $   30,760   $ 4,093     $  995     $   35,848
                          ==================================================    ==============================================

Depreciation and
amortization              $      710       $ 2,408   $    4,746   $    7,864    $      338   $ 1,616     $  288     $    2,242
                          ==================================================    ==============================================

Net income (loss)         $   13,729       $  (742)  $    1,924   $   14,911    $   16,163   $  (955)    $  707     $   15,915
                          ==================================================    ==============================================


                                 Nine Months Ended September 30, 2004                Nine Months Ended September 30, 2003
                          --------------------------------------------------    ---------------------------------------------
                            Portfolio      Mortgage     Fund                    Portfolio   Mortgage     Fund
                            Investing      Banking   Management      Total      Investing   Banking    Management    Total
                          --------------------------------------------------    ---------------------------------------------
Total revenues            $  101,921       $15,514   $   45,962   $  163,397    $   85,294   $12,697     $2,986     $  100,977
                          ==================================================    ==============================================

Depreciation and
amortization              $    2,042       $ 6,107   $   14,404   $   22,553    $    1,468   $ 4,804     $  572     $    6,844
                          ==================================================    ==============================================

Net income (loss)         $   50,976       $ 1,689   $   (7,133)  $   45,532    $   50,777   $(1,169)    $2,414     $   52,022
                          ==================================================    ==============================================

Total assets as of
September 30              $2,085,716       $78,221   $3,347,204   $5,511,141    $1,979,123   $77,325     $1,967     $2,058,415
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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE 13 - COMMITMENTS AND CONTINGENCIES

PW FUNDING INC.

PWF is required to meet minimum net worth and capital requirements and to comply with other requirements set by Fannie Mae, Freddie Mac, Ginnie Mae and FHA, and was in compliance with these requirements as of September 30, 2004.

PWF maintains, as of September 30, 2004, treasury notes of approximately $5.6 million and a money market account of approximately $0.2 million, which is included in cash and cash equivalents-restricted in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.3 million.

PWF has liability under the terms of its master loss sharing agreement with Fannie Mae for a portion of any loss that may result from borrower defaults on the mortgage loans it originates and sells to Fannie Mae.

We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At September 30, 2004, that reserve was approximately $6.7 million, which we believe represents its maximum liability at this time. Unlike loans originated for Fannie Mae, PWF does not share the risk of loss for loans it originates for Freddie Mac or FHA.

In connection with the PWF warehouse line, both CharterMac and CM Corp. have entered into guarantees for the benefit of Fleet National Bank ("Fleet"), guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the PWF warehouse line.

At September 30, 2004, PWF had commitments of approximately $32.6 million to seven borrowers.

CREDIT ENHANCEMENT TRANSACTION

CM Corp. completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS"), pursuant to which, CM Corp. assumes MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided CM Corp. with an indemnity covering 50% of any losses that are incurred by CM Corp. as part of this transaction. Our maximum exposure under the terms of the transaction was approximately $19.0 million at September 30, 2004.

As of September 30, 2004, the credit enhanced pool of properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on its guaranty. Should our ongoing analysis of risk of loss change in the future, a provision for probable loss might be required; such provision could be material.

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

In connection with these transactions, we posted collateral to the Primary Guarantor in the form of either cash or revenue bonds of approximately $20.6 million.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

We have entered into other transactions to purchase revenue bonds pursuant to agreements which require us, at the earlier of stabilization or conversion to permanent financings to acquire Series A and Series B revenue bonds at predetermined prices and interest rates. We are obligated to purchase the revenue bonds only if construction is completed. We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. An unrelated third party lender will advance funds to the developer, as needed during the construction period, at a floating rate. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income until the revenue bonds are funded. The total potential amount we could possibly be required to fund is $134.3 million.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 14 - SUBSEQUENT EVENTS

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

Results of Operations
---------------------

QUARTER ENDED SEPTEMBER 30, 2004 VS. QUARTER ENDED SEPTEMBER 30, 2003
---------------------------------------------------------------------

The following is a summary of our operations for the three months ended September 30, 2004 and 2003:

                                        % of                  % of
(In thousands)                 2004    Revenues     2003     Revenues   % Change
                            --------- ---------- ---------- --------- ----------
Revenues                     $60,078              $35,848                67.6
Income before income taxes    10,079     16.8      15,226     42.5      (33.8)
Net income                    14,911     24.8      15,915     44.4      (6.3)

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

REVENUES

Our revenues were as follows:

                               For the Three Months Ended September 30,
(In thousands)                   2004            2003         % Change
                               -------         -------        --------
Revenue bond interest income   $33,027         $30,353            8.8
Fee income
   Mortgage banking              3,321           3,171            4.7
   Fund sponsorship             10,493              --            N/A
   Credit enhancement            2,715             995          172.9
Other income                     6,062           1,329          356.1
Revenues of consolidated VIEs    4,460              --            N/A
                               -------         -------          -----

   Total revenues              $60,078         $35,848           67.6
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

Other income comprises:

                             For the Three Months Ended September 30,
(In thousands)                2004            2003          % Change
                             ------          ------         --------
Capri loan interest          $1,993          $   --             N/A
Other interest                1,365             686            99.0
Service fee                     704              --             N/A
Other                         2,000             643           211.0
                             ------          ------         -------

   Total other income        $6,062          $1,329           356.1
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

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003
-----------------------------------------------------------------------------
The following is a summary of our operations for the nine months ended September 30, 2004 and 2003:

                                          % of                 % of
(In thousands)                  2004    Revenues    2003     Revenues  % Change
                             ---------------------------------------------------
Revenues                     $163,397             $100,977                61.8
Income before income taxes     30,888     18.9      48,569      48.1     (36.4)
Net income                     45,532     27.9      52,022      51.5     (12.5)

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

REVENUES

Our revenues were as follows:

                                      For the Nine Months Ended September 30,
(In thousands)                         2004            2003          % Change
                                   -------------    ------------    ------------
Revenue bond interest income        $ 97,365         $ 83,528          16.6
Fee income
   Mortgage banking                   11,124            9,711          14.6
   Fund sponsorship                   27,780               --           N/A
   Credit enhancement                  7,541            2,986         152.5
Other income                          12,337            4,752         159.6
Revenues of consolidated VIEs          7,250               --           N/A
                                   -------------    ------------    ------------

Total revenues                      $163,397         $100,977          61.8
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

Other income comprises:


                                      For the Nine Months Ended September 30,
(In thousands)                         2004             2003         % Change
                                   -------------    ------------    ------------
Capri loan interest                 $  1,993        $      --             N/A
Other interest                         3,375            2,342            44.1
Service fee                            4,516               --             N/A
Other                                  2,453            2,410             1.8
                                   -------------    ------------    ------------

   Total other income                $12,337         $  4,752           159.6
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

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Note 13 to the condensed consolidated financial statements contain a summary of the Company's guarantees and off-balance sheet arrangements.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         10.6 Third   Amended and  Restated  Bylaws,  dated  September  15, 2004
              (incorporated by reference to Exhibit 10.6 in our September 30, 2004 Quarterly Report on Form 10-Q).

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



Date:   April 7, 2005         By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A for the period ending September 30, 2004 of CharterMac;

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



         Date:  April 7, 2005                      By:  /s/Stuart J. Boesky
                                                        -------------------
                                                        Stuart J. Boesky
                                                        Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A for the period ending September 30, 2004 of CharterMac;

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



         Date:  April 7, 2005                      By:  /s/ Alan P. Hirmes
                                                        ------------------
                                                        Alan P. Hirmes
                                                        Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                 ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q/A OF
               CHARTERMAC FOR THE QUARTER ENDED SEPTEMBER 30, 2004


In connection with the Quarterly Report on Form 10-Q/A of CharterMac for the quarterly period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


    (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and


    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of our Company.




By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                --------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     April 7, 2005                                       April 7, 2005