Form 10-K
period 2004-12-31
CHARTERMAC
filed 2005-04-07
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)

   X      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE SECURITIES
-------   EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

          TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


                         Commission File Number 1-13237

                                   CHARTERMAC
                                   ----------
         (Exact name of Registrant as specified in its Trust Agreement)

                  Delaware                              13-3949418
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 625 Madison Avenue, New York, New York                    10022
----------------------------------------    ------------------------------------
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

       None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No ___

       The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2004 was approximately $1,231,926,000, based on a price of $24.44 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

As  of  March  31,  2005  there  were  51,323,062   outstanding  shares  of  the
Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Index to exhibits may be found on page 119
Page 1 of 148

TABLE OF CONTENTS

                                   CHARTERMAC

                           ANNUAL REPORT ON FORM 10-K


                                                                                                      PAGE
PART I
                Item 1.         Business                                                                 4
                                Risk Factors                                                            11
                Item 2.         Properties                                                              25
                Item 3.         Legal Proceedings                                                       26
                Item 4.         Submission of Matters to a Vote of Shareholders                         26

PART II
                Item 5.         Market for Registrant's Common Equity and Related Share Matters         27
                Item 6.         Selected Financial Data                                                 29
                Item 7.         Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations                                               30
                Item 7A.        Quantitative and Qualitative Disclosures about Market Risks             45
                Item 8.         Financial Statements and Supplementary Data                             47
                Item 9.         Changes in and Disagreements with Accountants on Accounting and
                                    Financial Disclosure                                                99
                Item 9A.        Disclosures Controls and Procedures                                     99

PART III
                Item 10.        Directors and Executive Officers of the Registrant                     100
                Item 11.        Executive Compensation                                                 107
                Item 12.        Security Ownership of Certain Beneficial Owners and Management         114
                Item 13.        Certain Relationships and Related Transactions                         116
                Item 14.        Principal Accounting Fees and Services                                 117

PART IV
                Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K        119

SIGNATURES                                                                                             123

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



     This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o adverse changes in the real estate markets including, among other things, competition with other companies;
     o    interest rate fluctuations;
     o general economic and business conditions, which will, among other things, affect the availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by revenue bonds owned by us;
     o    risk of real estate development and acquisition;
     o    environment/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments; and
     o risk of default associated with the revenue bonds and other securities held by us or our subsidiaries.

     We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report.

                                     PART I
Item 1.  Business.

General
-------

CharterMac (which may be referred to as the "Company", "we" or "us"), through its subsidiaries, is one of the nation's leading full-service real estate finance companies, providing capital solutions to developers and owners of properties as well as quality investment products to institutional and retail investors. Through our subsidiary operations, we offer financing for every part of a property's capital structure with a core focus on multifamily rental housing. We commenced operations in October 1997 and have since expanded through several acquisitions.

Additional Information
----------------------

Additional information about CharterMac beyond what is included in this Form 10-K is available at www.chartermac.com. We make available, free of charge, on or through our website:

     o    our annual report on Form 10-K;
     o    our quarterly reports in Form 10-Q;
     o    our current reports of Form 8-K; and
     o amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act,

as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0300. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents upon request.

None of the information on our website that is not otherwise expressly set forth or incorporated by reference in the Form 10-K is a part of this Form 10-K.

Business Overview
-----------------

Through our subsidiaries, we are a full-service real estate finance company, with a strong core focus on the multifamily sector. We have direct financing relationships with over 800 real estate developers and owners throughout the country. We operate from a fully integrated real estate platform, which enables us to originate, underwrite and manage the risk of every transaction in which we provide debt or equity financing. Our platform offers us several competitive advantages, including:

     o The ability to cross sell our financing products. Frequently on transactions, we are able to offer one or more pieces of the property's capital structure.
     o The ability to originate the financing wholesale. Our "one stop shopping" capability enables us to capture substantially all of the financing fees associated with the transaction.
     o The ability to control the credit quality of the underlying property. By working directly with the property's owner and by risk managing the underlying asset, our credit losses are extremely low.

Operating Segments
------------------

We operate in four business segments:

     1.   Portfolio  Investing,  which  includes  subsidiaries  that  invest  in primarily tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income. The revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

     2.   Fund Management, which includes:

          o subsidiaries that sponsor real estate equity investment funds that primarily invest in Low-Income Housing Tax Credit ("LIHTC") properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
          o a subsidiary which provides advisory services to other subsidiaries of ours and to American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust; and
          o subsidiaries that par ticipate in credit enhancement transactions, including guaranteeing mortgage loans and specified returns to investors in LIHTC equity funds, in exchange for guarantee fees.

     3. Mortgage Banking, which includes subsidiaries that originate and service mostly multifamily mortgage loans on behalf of third parties, primarily:

          o    the Federal National Mortgage Association ("Fannie Mae");

          o    the Federal Home Loan Mortgage Corporation ("Freddie Mac");

          o    the Federal Housing Authority ("FHA"); and

          o    insurance companies and conduits.

          In exchange for these origination and servicing activities, we receive origination and servicing fees.

     4. Variable Interest Entities ("VIEs"), which includes primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries, for which we are the primary beneficiary. For more information regarding these VIEs, refer to Note 2 to the consolidated financial statements.

Comparative segment revenues, profits and other financial information for 2004, 2003 and 2002 are presented in Note 19 to the consolidated financial statements.

1.   PORTFOLIO INVESTING

We conduct most of our portfolio investing through CharterMac Equity Issuer Trust ("Equity Issuer"), a subsidiary we formed in 1999.

As of December 31, 2004, our revenue bond portfolio included direct or indirect interests in revenue bonds with an aggregate fair value of approximately $2.1 billion, secured by affordable multifamily properties containing 46,360 units located in 27 states and the District of Columbia.

Portfolio Investing generates cash flow from the spread between the interest earned from our revenue bond portfolio and the cost of capital we use to purchase the bonds.

We believe we have a competitive advantage in our Portfolio Investing business due to our "Direct Purchase Program". The traditional methods of financing affordable multifamily housing with tax-exempt bonds are complex and time consuming and involve the participation of many intermediaries. Through the Direct Purchase Program we have streamlined the process by removing all intermediaries (except for the governmental issuer of the revenue bond) and enabling the developer to deal directly with one source. Because we purchase our revenue bonds directly from the governmental issuer, our program eliminates the need for underwriters and their counsel, rating agencies and costly documentation. This reduces the financing life cycle, often by several months, and also reduces the bond issuance costs, usually by 30% or more. By dealing directly with us, we believe developers feel more confident about the terms and timing of their financing.

The acquisition of revenue bonds requires capital. In addition to using a portion of our operating cash flows, we obtain such capital by:

     o    securitizing many of the bonds we purchase for our portfolio;
     o    utilizing commercial bank borrowings; and
     o    issuing equity securities.

For more information on our securitization activity, see Note 9 to our consolidated financial statements. For information regarding issuances of preferred shares of Equity Issuer and our common and preferred shares, see Notes 13 and 14 to our consolidated financial statements.

2.   FUND MANAGEMENT

Our Fund Management segment includes:

     o    Tax Credit Fund Sponsorship;
     o    Advisory Services; and
     o    Credit Enhancement.

TAX CREDIT FUND SPONSORSHIP
---------------------------

We conduct our tax credit fund sponsorship activities through Related Capital Company LLC ("RCC"), which we acquired in November 2003 (see Note 3 to our consolidated financial statements).

RCC is one of the nation's largest sponsors of LIHTC investment funds, having raised nearly $7 billion in equity from institutional and retail investors. As a sponsor of over 270 public and private real estate investment programs, RCC has provided financing for over 1,100 properties in 45 states, Puerto Rico and the District of Columbia.

In a typical LIHTC tax credit fund sponsorship program, investors acquire a direct limited partnership interest in an "upper-tier" investment partnership through which such investments are made. The investment partnership, in turn, invests as a limited partner in one or more "lower-tier" operating partnerships which own and operate the housing projects. Limited partners in the upper-tier partnerships are most often corporations who are able to utilize the tax benefits and usually derive limited economic benefit from the investment other than the expected tax credits and tax losses from the operations of the lower-tier partnership properties. In some cases, in conjunction with the final disposition of the property, the limited partners may receive an additional return.

We often borrow the cash to acquire investments from a warehouse lender. This arrangement enables us to obtain and hold suitable investments for a fund until it has admitted investors and obtained investment capital. As a result, we are better able to provide investment opportunities to the funds we sponsor when investment capital is available. When we admit investors to a fund, the fund simultaneously pays us an amount sufficient to enable us to repay the funds we borrowed from the warehouse lender, and the fund is either admitted as a limited partner of the lower-tier operating partnership in our place or the warehouse lender releases its lien on the fund's assets.

Tax credit fund sponsorship generates cash flow predominantly from:

     o organization and offering fees we earn in connection with the capital raising and sponsorship of investment programs, which we receive upon the closing of a fund;
     o fees associated with acquisition activity of each fund we sponsor, which we receive at the time of the acquisition; and
     o partnership management and asset management fees associated with ongoing administration of investment programs we advise, which we receive either at the time a fund closes or over several years.

ADVISORY SERVICES
-----------------

A subsidiary of RCC provides management and advisory services to sister subsidiaries of CharterMac as well as to AMAC.

Providing services to CharterMac subsidiaries generates cash flows in this segment from:

     o fees associated with acquisition of revenue bonds by the Portfolio Investing segment, which fees are paid by the borrower and received by us when we acquire the revenue bond;
     o fees associated with asset management services provided to the Portfolio Investing segment with regard to the investments it holds; and
     o    fees  associated  with the  origination  of certain  mortgages by CMC.

While some of these fees are eliminated in consolidation, our segment results presented elsewhere in this document reflect these fees as earned.

AMAC is a publicly traded real estate investment trust that focuses on providing mezzanine and bridge financing to commercial real estate properties. In addition to providing bridge and mezzanine loans, AMAC also invests in government-insured debt securities that are predominantly secured by first mortgages on multifamily properties. As of December 31, 2004, AMAC had $349.0 million in assets and a total market capitalization of approximately $366.0 million.

Providing management to AMAC generates cash flow predominantly from:

     acquisition fees paid by the borrowers upon the closing of a loan that AMAC originates; asset management fees based upon AMAC's total assets, which are paid on an annual basis; and incentive management fees received annually if AMAC achieves certain earnings and distribution benchmarks.

CREDIT ENHANCEMENT
------------------

We  conduct  our  credit  enhancement   business  primarily  through  CharterMac
Corporation ("CM Corp."), a subsidiary we formed in July 2001. Guarantees we issue fall into several categories:

     o guaranteeing a specified rate of return during the life of an LIHTC fund for which we receive a fee (payable in three installments) that we recognize over the guarantee period. These guarantees may be for the construction period or the operation period of a pool of properties. This normally involves backing up a primary guarantors' obligations;
     o guaranteeing a developer's credit during the construction phase of a property, for which we receive a fee at the inception of the deal which we recognize over the construction phase of the property;
     o guaranteeing a developer's credit following the stabilization of a property for the operational period for the pool of properties, for which we receive a fee at the inception of the deal and recognize over the estimated operational period of the property; and
     o guaranteeing borrowers' obligations on either individual or mortgage pools for a fee.

We will continue to seek new sources of revenue using our financial guarantee capabilities and expanding our credit enhancement activities.

3.   MORTGAGE BANKING

We conduct our mortgage-banking activity through CharterMac Mortgage Capital Corp. ("CMC"), previously named PW Funding Inc. As of December 31, 2004, we owned 87% of CMC, having first acquired 80% in 2001. In the first quarter of 2005, we acquired the remaining 13%.

CMC is a full-service, direct mortgage banking firm specializing in originating, underwriting, and servicing mortgage loans for conventional apartment properties, affordable housing, senior housing, and commercial properties nationwide.

CMC is one of 26 approved Delegated Underwriters and Servicers ("DUSTM") in Fannie Mae's principal multifamily loan program. Fannie Mae delegates the responsibility for originating, underwriting, closing and delivering multifamily mortgages to the DUS lenders and the DUS lenders share the risk of loss with Fannie Mae and service the loans for a fee. Under the DUS program, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire the mortgage loan based upon our underwriting, and we agree to bear a portion of the risk of potential losses in the event of a default. Fannie Mae commitments may be made to acquire and/or credit enhance the mortgage loan from CMC for cash or in exchange for a mortgage-backed security backed by the mortgage loan.

In addition to DUS originations, our mortgage banking activities include:

     o closing and delivering multifamily mortgages to Freddie Mac as a Freddie Mac Program Plus(R) Seller/Servicer. Similar to the DUS program with Fannie Mae, as a Program Plus lender, we originate mortgages based on commitments from Freddie Mac, and we then sell those loans to Freddie Mac. Unlike the DUS program, however, there is not a loss sharing aspect to the transactions;

     o acting as an approved seller/servicer for the Government National Mortgage Association ("Ginnie Mae");
     o    originating  and  servicing   loans  as  a  leading   commercial  loan
          correspondent for Wall Street conduits and life insurance companies;
     o    acting as an approved loan processor/servicer for the FHA; and
     o    sub-servicing loans originated by other firms.

Mortgage loans we originate for Fannie Mae, Freddie Mac or Ginnie Mae are closed in CMC's name, using cash borrowed from a warehouse lender. Approximately one week to one month following closing of a loan, the loan documentation and an assignment are delivered to the mortgagor, or a document custodian on its behalf, and the cash purchase price or mortgage-backed security is delivered to us. We use the cash received to repay the warehouse loans or we sell the mortgage-backed securities for cash pursuant to prior agreements and use that cash to repay the warehouse loans. We do not retain any interest in any of the mortgage loans except for mortgage servicing rights ("MSRs") and certain contingent liabilities under the loss-sharing arrangement with Fannie Mae.

Our mortgage banking activities generate cash flow predominantly from:

     o    origination fees;
     o ongoing fees for servicing a majority of the loans we originate as well as other loans that we sub-service. Servicing fees include a risk sharing premium for loans originated for Fannie Mae;
     o    trading profits upon sale of the mortgage loans; and
     o the interest rate spread during the periods prior to settlement of the sale of mortgage loans.


During 2004, we originated loans totaling approximately $1.0 billion and, at December 31, 2004, serviced a loan portfolio of approximately $4.1 billion.

In the first quarter of 2005, we acquired Capri Capital Finance ("CCF") and combined CCF with CMC. For a description of this transaction, see Note 21 to the consolidated financial statements and MANAGEMENT'S DISCUSSION AND ANALYSIS - SUBSEQUENT EVENTS.

4.   VARIABLE INTEREST ENTITIES ("VIES")

In accordance with accounting rules requiring the consolidation of VIEs, we consolidate the balance sheets and operations of numerous funds that we sponsor and other partnerships that we indirectly manage. While we have no equity interest in these VIEs, we are considered to control them (according to accounting rules) for reasons associated with our role in managing them and the nominal equity interests of our executive officers. While our Fund Management and Portfolio Investing segments earn fees or interest from these VIEs, we consider them separately for management purposes. For a more detailed discussion, see Note 2 to the consolidated financial statements.

Competition
-----------

From time to time, we may be in competition with private investors, regional investment banks, mortgage banking companies, lending institutions, quasi-governmental agencies such as Fannie Mae and Freddie Mac, mutual funds, domestic and foreign credit enhancers, bond insurers, investment partnerships and other entities with objectives similar to ours. Although we operate in a competitive environment, competitors focused on providing all of our custom-designed programs are relatively few. Specifically:

     o our Portfolio Investing business competes directly with regional investment banks, other real estate finance companies and others seeking to invest in tax-exempt revenue bonds;
     o our Fund Management business competes directly with others seeking to raise capital for tax advantaged funds, some of which offer credit enhancement for their funds, regional and national banks that directly acquire LIHTC investments and other real estate fund management companies; and
     o our Mortgage Banking business is in competition with 25 other licensed DUS lenders which originate multifamily mortgages on behalf of Fannie Mae, 34 other Freddie Mac Program Plus lenders, as well as numerous banks, finance companies and others that originate mortgages for resale.

We face many competitors, some of whom have substantially greater financial and operational resources than we do. In addition, affiliates of some of our managing trustees have formed, and may continue to form, various entities to engage in businesses that may be competitive with us, but, at this time, there is no other such business that has all of our financing products. See RISKS RELATED TO INVESTING IN OUR COMPANY below. However, we feel we can effectively compete due to our on-going relationships with certain developers. Due to our unified product platform, we believe we are better positioned to offer a full range of financing programs on both affordable and market-rate multifamily housing. Our origination groups are able to cross market all of our financing products, thereby offering developers a single, streamlined execution.

We face increasing levels of competition both in terms of new competitors and new competing products. We continually seek to develop new products that will complement our real estate financing products.

Financing and Equity
--------------------

As noted in the segment descriptions above, we typically fund the expansion of our business through a combination of operating cash flows, short-term borrowings, securitizations, long-term borrowings and equity issuances. These funding vehicles are described in detail in MANAGEMENT'S DISCUSSION AND ANALYSIS
- LIQUIDITY AND CAPITAL RESOURCES and in Notes 9, 10, 13 and 14 to our consolidated financial statements.

Tax Matters
-----------

We are a Delaware statutory trust and a significant portion of our revenue is non-taxable. Further, we (the parent trust) and many of our subsidiaries (including all that constitute our Portfolio Investing segment) are partnerships that are not subject to income taxes. We pass along our income, including federally tax-exempt income to our shareholders for inclusion in their tax returns. We derive a substantial portion of our income from ownership of first mortgage "Private Activity Bonds." The interest from these bonds is generally tax-exempt from regular federal income tax. However, the Tax Reform Act of 1986 classified this type of interest for bonds issued after August 7, 1986 as a tax preference item for alternative minimum tax ("AMT") purposes. The percentage of our tax-exempt interest income subject to AMT was approximately 93% for the year ended December 31, 2004, compared to 88% in 2003 and 85% in 2002. As a result of AMT, the percentage of our income that is exempt from federal income tax may be different for each shareholder.

With regard to our revenue bond investing and tax credit fund sponsorship, we operate in a regulatory environment governed primarily by two sections of the Internal Revenue Code of 1986 (the "Code") relating to affordable housing:

     o Section 142(d), which governs the issuance of federally tax-exempt revenue bonds for affordable multifamily housing to be owned by private, for-profit developers; and
     o Section 42, which authorizes federal LIHTCs for qualifying affordable housing properties.

TAX-EXEMPT FINANCING

Section 142(d) provides for the issuance of federally tax-exempt revenue bonds, the proceeds of which are to be loaned to private developers for the new construction or acquisition and rehabilitation of multifamily rental housing. Under the Code, in order to qualify for federally tax-exempt financing, certain ongoing requirements must be complied with on a continual basis. The principal requirement is that the property be operated as a rental property and that during the Qualified Project Period (defined below) at least either

     o 20% of the units must be rented to individuals or families whose income is less than 50% of the area median gross income (the "20/50 test"); or
     o 40% of the units must be rented to individuals or families whose income is less than 60% of the area median gross income (the "40/60 test");

in each case with adjustments for family size. The Qualified Project Period begins when 10% of the units in the property are first occupied and ends on the latest of the date:

     (i)  which is 15 years after 50% of the units are occupied;
     (ii) on which all the bonds have been retired; or

     (iii)on which any assistance provided under Section 8 of the U.S. Housing Act of 1937 terminates.

If these requirements are not complied with on a continual basis interest on the revenue bonds could be determined to be includable in gross income, retroactively to the date such bonds were issued. There is no federal statutory or regulatory limit on the amount of rent that may be charged. The availability of federally tax-exempt financing for affordable multifamily housing to be owned by private, for-profit developers in each state is limited by an annual volume cap contained in Section 146 of the Code. At the end of 2000, Congress enacted legislation which increased the volume cap by 25% in both 2001 and 2002 and thereafter as indexed for inflation.

Bonds issued for affordable multifamily housing properties must compete with all other types of private activity bonds (other than private activity bonds issued for qualifying Section 501(c)(3) organizations) for an allocation of a state's available volume cap. Non-profit organizations described in Section 501(c)(3) of the Code whose charitable purpose is to provide low income housing may also avail themselves of federally tax-exempt financing to construct or acquire and rehabilitate affordable multifamily housing properties. Revenue bonds for such charities are governed by Section 145 of the Code and may be issued without regard to the statewide volume cap that applies to for-profit developers. Under
Section 145 of the Code at least 95% of the proceeds of the bond issue must be used in a manner that furthers the charitable purpose of the Section 501(c)(3) organization, or a related purpose. In Revenue Procedure 96-32, the IRS promulgated a non-exclusive safe harbor for Section 501(c)(3) organizations whose charitable purpose is to provide affordable housing: if either the 20/50 or 40/60 tests described above are met and, in addition, at least 75% of all units are rented to families whose income does not exceed 80% of area median gross income (adjusted for family size) and the Section 501(c)(3) organization charges tenants "affordable rents", the proceeds of a revenue bond issue will be treated as being used to further the Section 501(c)(3) organization's charitable purpose.

FEDERAL LIHTCS

Section 42 of the Code authorizes federal LIHTCs for affordable multifamily rental housing. Under this program, a project either receives an allocation of federal LIHTCs from an agency designated by the government of the state in which the project is located or the project is entitled to the LIHTCs by reason of its being financed by volume cap revenue bonds. There are two types of credits:

     o 4% credits - for new buildings and existing buildings financed with revenue bonds that receive an allocation of volume cap, or for new and existing buildings financed with below-market federal financing that receive an allocation of federal LIHTCs from state agencies; and
     o 9% credits - for new buildings that receive an allocation of federal LIHTCs from state agencies.

The credits are taken over a period of 10 years, which can span over an 11-year operating period. The credit amount is based on the qualified basis of each building, which is based upon the adjusted basis of the building multiplied by the percentage of units in the building leased to low-income tenants.

In order to qualify for the federal LIHTC, the property must comply with either of the 20/50 or 40/60 tests that apply to tax-exempt bonds (see TAX-EXEMPT FINANCING above). However, in addition, the amount of rent that may be charged to qualifying low-income tenants cannot exceed 30% of the "imputed income" for each unit, i.e., 30% of the imputed income of a family earning 50% or 60% of area median income, as adjusted for family size. Failure to comply continuously with these requirements throughout the fifteen year recapture period could result in a recapture of the federal LIHTCs. In addition, if the rents from the property are not sufficient to pay debt service on the revenue bonds or other financing secured by the property and a default ensues, the initial borrower could lose ownership of the project as the result of foreclosure of the mortgage securing the bonds. In such event, the initial equity investors would no longer be entitled to claim the federal LIHTCs, but the foreclosing lender could claim the remaining LIHTCs provided the project continues to be operated in accordance with the requirements of Section 42. As a result, there is a strong incentive for the federal LIHTC investor to ensure that the development is current on debt service payments by making additional capital contributions or otherwise.

With respect to most of the properties that secure our revenue bonds, all the multifamily units are rented to individuals or families at 60% of area median income and, thus, 100% of the qualified basis may be used to determine the amount of the federal LIHTC. This maximizes the amount of equity raised from the purchasers of the federal LIHTCs for each development and provides for the maximum amount of rent that can be obtained from tenants where there is currently strong occupancy demand.

Investors in RCC sponsored funds are usually Fortune 500 corporations that have projected long-term positive tax positions. These investors generally become limited partners in the RCC sponsored fund which, in turn, invests as a limited partner in the developer/owner of the affordable housing property. The RCC sponsored fund contributes to the developer/owner an amount equal to the present value of the projected credits and other tax benefits in the form of an up-front equity contribution to the developer. In the case of properties utilizing 4% credits, this contribution will usually provide between 25% and 35% of the costs of the development. For properties utilizing 9% credits, this payment will usually provide between 45% and 55% of the cost of the development.

Governance
----------

We are governed by a board of trustees comprised of fifteen managing trustees, eight of whom are independent. Our board of trustees has six committees:

     (1)  Audit;
     (2)  Compensation;
     (3)  Nominating/Governance;
     (4)  Capital Markets;
     (5)  Conflicts; and
     (6)  Investment.

The Audit, Compensation, Nominating/Governance and Capital Markets committees consist entirely of independent trustees.

Employees
---------

We had approximately 300 employees at December 31, 2004, none of whom were parties to any collective bargaining agreement.

Regulatory Matters
------------------

Our Mortgage Banking business is subject to various governmental and quasi-governmental regulations. As noted above, CMC is licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered public corporations. These agencies require CMC to meet minimum net worth and capital requirements and to comply with other requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, CMC has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program. If CMC fails to comply with the requirements of these programs, the agency can terminate its license or approval. In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender's authority to originate and service their loans for any reason. If CMC's authority is terminated under any of these programs, it would prevent CMC from originating or servicing loans under that program. We were required to guarantee the obligations under these programs as a condition for receiving Fannie Mae and Freddie Mac's approval of our acquisitions of CMC and CCF.

Risk Factors
------------

As with any business, our Company faces a number of risks. If any of the following risks occur, our business, prospects, results of operations and financial condition would likely suffer. We have grouped these risk factors into several categories, as follows:

     1.   General Risks Related to Our Business
     2.   Risks Related to Our Portfolio Investing Business
     3.   Risks Related to Our Fund Management Business
     4.   Risks Related to Our Mortgage Banking Business
     5.   Risks Related to Application of Tax Laws
     6.   Risks Related to Investing in Our Company

1.   GENERAL RISKS RELATED TO OUR BUSINESS

THERE ARE RISKS ASSOCIATED WITH THE PROPERTIES OUR PRODUCTS FINANCE THAT COULD ADVERSELY AFFECT OUR EARNINGS

Through our taxable and tax-exempt subsidiaries, we derive a large portion of our income by financing real estate through:

     o investing in taxable and tax-exempt bonds secured by residential and rental properties;
     o    sponsoring funds that provide equity to such properties; and
     o    originating and servicing mortgages on such properties.

In many cases, we are both the sponsor of the fund and the holder of the debt which is secured by the property which is indirectly owned by the fund. In addition, we also issue guarantees on behalf of developers, guarantee investment returns to the investors in certain equity funds we sponsor and issue other guarantees associated with the performance of a property.

Our success depends in large part on the performance of the properties which are the subject of our businesses and, therefore, subjects us to various types and degrees of risk, including the following:

     o the property securing debt might not generate sufficient income to meet its operating expenses and payments on its related debt;
     o the failure of a mortgage obligor to make principal payments on a loan originated for Fannie Mae could expose us to losses under our risk sharing agreement;
     o local, regional or national economic conditions may limit the amount of rent that can be charged for rental units at the properties and may result in a reduction in rent payments or the timeliness of rent payments or a reduction in occupancy levels;
     o federal LIHTCs and local, state and federal housing subsidy or similar programs which apply to many of the properties impose rent limitations that could adversely affect the ability to increase rents to generate the funds necessary to maintain the properties in proper condition, which is particularly important during periods of rapid inflation or declining market value of such properties;
     o if a bond defaults, the value of the property securing such bond (plus, for properties that have availed themselves of the federal
          LIHTC, the remaining value of such LIHTC) may be less than the unamortized principal amount of such bond.
     o there are certain types of losses (generally of a catastrophic nature, such as toxic mold or other environmental conditions, earthquakes, floods, terrorism and wars) which are either uninsurable or not economically insurable.
     o under various laws, ordinances and regulations, an owner or operator of real estate is liable for damages caused by or the costs of removal or remediation of certain hazardous or toxic substances released on, above, under or in such real estate. These laws often impose liability whether or not the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. As a result, the entities we sponsor which own real estate, and the owners of the real estate securing our investments, could be required to pay for such damages or removal or remediation costs.

All of these conditions and events may increase the possibility that, among other things:

     o a property owner may be unable to meet its obligations to us as holder of its debt;
     o    a fund may not be able to pay our fees;
     o a fund may not generate the return that we have guaranteed and we may be called upon to satisfy the guarantee; and
     o    we could lose our invested capital and/or anticipated future revenue.

This could decrease the value of our investments, lower the value of assets we pledge as collateral and affect our net income and cash available for distribution to shareholders.

WE MAY SUFFER ADVERSE CONSEQUENCES FROM CHANGING INTEREST RATES

Because a large portion of our debt is variable rate, an increase in interest rates could negatively affect our net income and cash available for distribution to our shareholders. Additionally, increasing interest rates may:

     o    reduce  the  carrying  value  of  our  investments,  particularly  our fixed-rate revenue bonds and residual interests in tax-exempt securitization transactions;
     o    decrease the amount we could realize on the sale of those investments;
     o result in a reduction in the number of properties which are economically feasible to finance through either tax-exempt financing or tax credit equity;
     o reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to invest in revenue bonds or to structure transactions;
     o    increase our borrowing costs;
     o    restrict our access to capital;
     o cause investors to find alternative investments that are more attractive than the equity funds we sponsor; and
     o adversely affect the amount of cash available for distribution to shareholders.

Since a significant portion of our investments are residual interests in revenue bonds or other securities whose cash flow is first used to pay senior securities with short-term floating interest rates, any increase in short-term interest rates will increase the amount of interest paid on the senior securities and reduce the cash flow in our Portfolio Investing business. Further, increasing interest rates may reduce the likelihood of property development or mortgage refinancing, thereby deceasing the origination volume of in our Mortgage Banking business.

Conversely, a decrease in interest rates may lead to the refinancing of some of the debt we own if lockout periods have ended. We may not be able to reinvest the proceeds of any such refinancing at the same interest rates as the debt refinanced. Additionally, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

If a change in interest rates causes the consequences described above, or otherwise negatively affects us, the result could adversely affect our ability to generate income or cash flows to make distributions and other payments in respect of our shares.

THE INABILITY TO MAINTAIN OUR RECURRING FEE ARRANGEMENTS AND TO GENERATE NEW TRANSACTION FEES COULD HAVE A NEGATIVE IMPACT ON OUR EARNINGS

Two taxable revenue sources in our Fund Management segment are the transaction fees generated by our sponsorship of new investment programs and recurring fees payable by existing and future programs. Transaction fees are generally "up-front" fees that are generated by:

     o    the sponsorship of new investment programs; and
     o    upon investment of the capital raised in an investment program.

Recurring fees are generated by the ongoing operation of investment programs we sponsor. The termination of one or more of these recurring fee arrangements, or the inability to sponsor new programs which will generate new recurring and transaction fees, would adversely affect our results of operations and reduce earnings. There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new investment programs.

Likewise, the two principal revenue streams in our Mortgage Banking business are fees we earn for originating loans and ongoing fees we earn for servicing loans. A decline in origination volume or the loss or termination of a servicing arrangement could adversely affect our results of operations and reduce our earnings. There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new business.

WE RELY  UPON  RELATIONSHIPS  WITH KEY  INVESTORS  AND  CUSTOMERS  WHICH MAY NOT
CONTINUE

We rely upon relationships with key investors and developers. If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected. In 2004, five key investors provided approximately 69.2% of the equity capital raised by tax credit syndication programs we sponsored, with Fannie Mae and Freddie Mac together providing approximately 44.9% of the capital. In addition, ten key developers provided approximately 46.8% of the LIHTC properties for which we arranged equity financing in 2004. Further, Fannie Mae and Freddie Mac were the purchasers of 72.9% of the loans originated by our Mortgage Banking business in 2004.

There can be no assurance that we will be able to continue to do business with these key investors and developers or that new relationships will be formed. By reason of their regulated status, certain of our investors have incentives to invest in our sponsored investment programs in addition to the economic return from such investments. A change in such regulations could result in determinations to seek other investment opportunities.

REVENUES FROM OUR FEE-GENERATING ACTIVITIES ARE LESS PREDICTABLE THAN THOSE FROM OUR REVENUE BOND INVESTMENTS AND COULD RESULT IN A DECREASE IN CASH FLOW, FLUCTUATIONS IN OUR SHARE PRICE AND A REDUCTION IN THE PORTION OF OUR INCOME THAT IS TAX-EXEMPT

As of December 31, 2004 in excess of 30% of our GAAP revenue recognized was derived from fee-generating service activities through our taxable subsidiaries. Although we expect that these fee-generating businesses will generate significant growth for us, they are inherently less predictable than the ownership of interests in revenue bonds, and there can be no assurance that the fee-generating activities will be profitable. In addition, the earnings and cash generated by the fund sponsorship portion of our Fund Management business has historically fluctuated between quarters due to the variability and seasonality inherent in investments in tax credit partnerships. These fluctuations could be perceived negatively and, therefore, adversely affect our share price.

In addition, the portion of our distributions that is excludable from gross income for federal income tax purposes could decrease based on the size of our future taxable business. Our taxable subsidiaries do not currently distribute dividend income to us but rather reinvest it in their businesses. If we invest in a larger percentage of taxable investments, or if our taxable subsidiaries were to distribute dividend income to us, the result would likely be that the taxable portion of our overall income would increase, and, therefore, the percentage of our net income distributed to shareholders that is federally tax-exempt to them would likely decrease.

2.   RISKS RELATED TO OUR PORTFOLIO INVESTING BUSINESS

WE HAVE NO RECOURSE AGAINST STATE OR LOCAL GOVERNMENTS OR PROPERTY OWNERS UPON DEFAULT OF OUR REVENUE BONDS OR UPON THE BANKRUPTCY OF AN OWNER OF PROPERTIES SECURING OUR REVENUE BONDS

Although state or local governments or their agencies or authorities issue the revenue bonds we purchase, the revenue bonds are not general obligations of any state or local government. No government, as an issuer of these bonds, is liable to make payments on the revenue bonds, nor is the taxing power of any government pledged for the payment of principal of or interest on the revenue bonds. An assignment by the issuing government agency or authority of the mortgage loan in favor of a bond trustee on behalf of us, or in some cases, an assignment directly to the bondholder, secures each revenue bond we own. The mortgage loan is also secured by an assignment of rents. Following the time that the properties securing the mortgage loans are placed into service and achieve stabilized occupancy, the underlying mortgage loans are non-recourse to the property owner, other than customary recourse carve-outs for bad acts, such as fraud and breach of environmental representations and covenants. Accordingly, the revenue derived from the operation of the properties securing the revenue bonds that we own and amounts derived from the sale, refinancing or other disposition of the properties are the sole sources of funds for payment of principal and interest on the revenue bonds.

Our revenue may also be adversely affected by the bankruptcy of an owner of properties securing the revenue bonds that we directly or indirectly own. An owner of properties under bankruptcy protection may be able forcibly to restructure its debt service payments and stop making debt service payments to us, temporarily or otherwise. Our rights in this event would be defined by applicable law.

WE ARE SUBJECT TO CONSTRUCTION COMPLETION AND REHABILITATION RISKS THAT COULD ADVERSELY AFFECT OUR EARNINGS

As of December 31, 2004, revenue bonds with an aggregate carrying value of approximately $335.5 million were secured by affordable multifamily housing properties which are still in various stages of construction and revenue bonds with an aggregate carrying value of approximately $218.6 million were secured by affordable multifamily housing properties which are undergoing substantial rehabilitation. Construction and/or substantial rehabilitation of such properties generally lasts approximately 12 to 24 months. The principal risk associated with this type of lending is the risk of non-completion of construction or rehabilitation which may arise as a result of:

     o    underestimated initial construction or rehabilitation costs;
     o    cost overruns;
     o    delays;
     o    failure to obtain governmental approvals; and
     o adverse weather and other unpredictable contingencies beyond the control of the developer.

If a mortgage loan is called due to construction and/or rehabilitation not being completed as required in the mortgage loan documents, we, as the holder of the revenue bonds secured by such mortgage, may incur certain costs and be required to invest additional capital in order to preserve our investment.

THE PROPERTIES SECURING CERTAIN OF OUR REVENUE BONDS, WHICH ARE CURRENTLY IN CONSTRUCTION OR LEASE-UP STAGES, MAY EXPERIENCE FINANCIAL DISTRESS IF THEY DO NOT MEET OCCUPANCY AND DEBT SERVICE COVERAGE LEVELS SUFFICIENT TO STABILIZE SUCH PROPERTIES, NEGATIVELY AFFECTING OUR ASSETS AND EARNINGS

As of December 31, 2004, revenue bonds in our portfolio with a carrying value of approximately $1.1 billion were secured by mortgages on properties in construction or lease-up stages. The lease-up of these underlying properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that they may go into default than bonds secured by mortgages on properties that are fully leased-up. Moreover, there can be no assurance that the underlying property will achieve expected occupancy or debt service coverage levels.

CERTAIN OF OUR REVENUE BONDS WE AND OUR SUBSIDIARIES HOLD HAVE BEEN PLEDGED

A significant portion of our revenue bond portfolio has been pledged as collateral in connection with our securitizations, credit enhancement activities and warehouse borrowing and we may not have full access to them until we exit the related programs. The carrying value of the pledged bonds varies from time to time. As of December 31, 2004, the carrying value of all pledged bonds was approximately $743 million.

OTHER PARTIES HAVE THE FIRST RIGHT TO CASH FLOW FROM OUR SECURITIZED REVENUE BOND INVESTMENTS

Because of our utilization of securitization, a substantial portion of our revenue bond investments are subordinated or may be junior in right of payment to other bonds, notes or instruments. There are risks in investing in subordinated revenue bonds and other junior residual interests that could adversely affect our net income, including:

     o the risk that borrowers may not be able to make payments on both the senior and the subordinated revenue bonds or interests, resulting in us, as the holder of the subordinated revenue bond, receiving less than the full and timely payments of interest and principal;
     o the risk that short-term interest rates may rise significantly, increasing the amounts payable to the holders of the floating-rate senior interests created through our securitizations and reducing the amounts payable to us as holders of the junior residual interests; and
     o the risk that the holders of the senior revenue bonds or senior interests may control the ability to enforce remedies, limiting our ability to take actions that might protect our interests.

RISK ASSOCIATED WITH SECURITIZATION COULD ADVERSELY AFFECT OUR NET INCOME

Through securitizations, we seek to enhance our overall return on our investments and to generate proceeds that, along with equity offering proceeds, facilitate the acquisition of additional investments. In our debt securitizations, a bank or another type of financial institution stands ready to provide liquidity to the purchasers of senior interests in our revenue bonds. They also provide certain credit enhancements with respect to the underlying revenue bond, which enables the senior interests to be sold to investors seeking investments with credit ratings of at least "A" short term and "AA" long term. The liquidity facilities are generally for one-year terms and are renewable annually. If the credit strength of either the liquidity or credit enhancement providers deteriorates, we anticipate that the return on the residual interests would decrease, negatively affecting our income. In addition, if we are unable to renew the liquidity or credit enhancement facilities, we would be forced to find alternative facilities, to repurchase the underlying bonds or to liquidate the underlying bonds and our investment in the residual interests. If we were forced to liquidate our investment, we would recognize gains or losses on the liquidation, which might be significant depending on market conditions. As of

December 31, 2004, senior interests with an aggregate amount of $505.5 million were credit enhanced by an eight-year term facility through MBIA, a large financial insurer. Of this amount, $405.5 million was subject to annual "rollover" renewal for liquidity. Also, as of December 31, 2004, Merrill Lynch provided liquidity and credit enhancement for senior interests with an aggregate amount of $462.9 million in the P-FLOATs/RITES program. We do not maintain an ongoing commitment with Merrill Lynch and, therefore, are subject to the risk of termination of that program on short notice.

OUR REVENUE BONDS MAY BE CONSIDERED USURIOUS

State usury laws establish restrictions, in certain circumstances, on the maximum rate of interest that may be charged by a lender and impose penalties on parties making usurious loans, including monetary penalties, forfeiture of interest and unenforceability of the debt. Although we do not intend to acquire revenue bonds secured by mortgage loans at usurious rates, there is a risk that our revenue bonds could be found to be usurious as a result of uncertainties in determining the maximum legal rate of interest in certain jurisdictions, especially with respect to revenue bonds that bear participating or otherwise contingent interest. Therefore, the amount of interest to be charged and the return on our revenue bonds would be limited by state usury laws. To minimize the risk of investing in a usurious revenue bond, we obtain an opinion of counsel that the interest rate on a proposed revenue bond is not usurious under applicable state law. We also generally obtain an opinion of counsel that the interest on the proposed mortgage loan is not usurious. To obtain such opinions, we may have to agree to defer or reduce the amount of interest that can be paid in any year. Some states may prohibit the compounding of interest, in which case we may have to agree to forego the compounding feature of our revenue bonds originated in those states.

OUR INVESTMENTS IN REVENUE BONDS ARE ILLIQUID

Our investments in revenue bonds lack a regular trading market. There is no limitation in our trust agreement or otherwise as to the percentage of our investments that may be illiquid and we expect to continue to invest in assets, substantially all of which will be illiquid securities. If a situation arises where we require additional cash, we could be forced to liquidate some or all of our investments on unfavorable terms (if any sale is possible) that could substantially reduce the amount of distributions available and payments made in respect of our shares.

REVENUE BONDS MAY GO INTO DEFAULT FROM TIME TO TIME AND NEGATIVELY IMPACT OUR EARNINGS

Properties underlying our revenue bonds may experience financial difficulties from time to time, which could cause certain of our revenue bonds to go into default. Were that to occur, we might take remedial action such as, among other things, entering into a work-out or forbearance agreement with the owner of the property or exercising our rights with respect to the collateral securing such revenue bond, including the commencement of mortgage foreclosure proceedings. In addition, in the event that we were to successfully foreclose the mortgage on the underlying property, it is likely that, during the period that we or an affiliate owned both the property and the defaulted bond, we, as holder of the defaulted bond, would be deemed to be a related party to a "substantial user" of the property underlying such bond. As a result, during such period, the interest we receive on the bond would be taxable. See "SUBSTANTIAL USER" LIMITATION below.

3.   RISKS RELATED TO OUR FUND MANAGEMENT BUSINESS

THERE ARE RISKS ASSOCIATED WITH CREDIT ENHANCEMENT AND INTERNAL RATE OF RETURN GUARANTEES THAT EXPOSE US TO LOSSES

Through our taxable subsidiaries, we provide credit enhancement to third parties for a fee. If such third parties default on their obligations for which we provided credit enhancement, we would be called upon to make the related payment, which would likely be in an amount far in excess of the fee paid to us for providing the credit enhancement. We also provide internal rate of return guarantees to investors in partnerships designed to pass through tax benefits, including LIHTCs, to investors. In connection with such guarantees we might be required to advance funds to ensure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the guaranteed level, we would be required to make a payment so that the guaranteed rate of return will be achieved. Our maximum potential liability pursuant to those guarantees is detailed in MANAGEMENT'S DISCUSSION AND ANALYSIS
- OFF BALANCE SHEET ARRANGEMENTS.

THERE IS A RISK OF ELIMINATION OF, OR CHANGES TO, GOVERNMENTAL PROGRAMS THAT COULD LIMIT OUR PRODUCT OFFERINGS

A significant portion of our Fund Management revenues is derived from the syndication of partnership interests in properties eligible for LIHTCs. Although

LIHTCs are a part of the Code, Congress could repeal or modify this legislation at any time or modify the tax laws so that the value of LIHTC benefits is reduced. If such legislation is repealed or adversely modified, we would no longer be able to pursue this portion of our business strategy.

CERTAIN AGREEMENTS PURSUANT TO WHICH WE EARN FEES HAVE FINITE TERMS AND MAY NOT BE RENEWED WHICH COULD NEGATIVELY AFFECT OUR EARNINGS

We receive fees pursuant to an advisory agreement with AMAC, an affiliated company. This advisory agreement is subject to annual renewal and approval by the independent trustees of AMAC and there is no guarantee that the agreement will be renewed. We also receive fees from investment programs we sponsor (and may sponsor in the future) that do not provide for annual elections by investors of their management. With respect to these investment programs, we will generally acquire controlling interests in the entities which control these investment programs. However, these interests are subject to the fiduciary duty of the controlling entity to the investors in those programs, which may affect our ability to continue to collect fees from those programs. Furthermore, the organizational documents of certain of these investment programs allow for the investors, at their option, to remove the entity controlled by us as general partner or managing member without cause. Although the investment programs will generally be required to pay fair market value if they exercise this right, our right to receive future fees would terminate and there can be no assurance that the payment will fully compensate us for this loss. Finally, many of these investment programs typically have finite periods in which they are scheduled to exist, after which they are liquidated. The termination of a program will result in a termination of the fees we receive from those programs.

OUR ROLE AS A SPONSOR OF INVESTMENT PROGRAMS AND CO-DEVELOPMENTS EXPOSES US TO RISKS OF LOSS

In connection with the sponsorship of investment programs and joint venture activities for co-development of LIHTC properties, we act as a fiduciary to the investors in our syndication programs and are often also required to provide performance guarantees. We advance funds to acquire interests in property-owning partnerships for inclusion in investment programs and, at any point in time, the amount of funds advanced can be material. Recovery of these amounts is subject to our ability to attract investors to new investment programs or, if investors are not found, the sale of the partnership interests in the underlying properties. We could also be liable to investors in investment programs and third parties as a result of serving as general partner or special limited partner in various investment programs. In addition, even when we are not required to do so, we may advance funds to allow investment programs to meet their expenses and/or generate the expected tax benefits to investors.

FUNDS MAY NOT GENERATE SUFFICIENT CASH TO PAY FEES DUE TO US, WHICH MAY NEGATIVELY IMPACT OUR CASH FLOWS

Much of the revenues in our Fund Management business are earned from upper-tier funds we sponsor. These funds are dependent upon the cash flows of lower-tier partnerships in which they invest to generate their own cash flows that are used to pay fees for services, such as asset management and advisory services, which we render to them. As the lower-tier partnerships are susceptible to numerous operational risks (see THERE ARE RISKS ASSOCIATED WITH THE PROPERTIES OUR PRODUCTS FINANCE THAT COULD ADVERSELY AFFECT OUR EARNINGS above) the upper-tier funds may not collect sufficient cash to pay the fees they owe to us. If we do not collect these fees, the negative impact on our cash flows, and our net income if we determine the fees are not collectible, could negatively impact our business.

4.   RISKS RELATED TO OUR MORTGAGE BANKING BUSINESS

THERE ARE RISKS OF LOSS ASSOCIATED WITH DUS LENDING WHICH MAY NEGATIVELY IMPACT OUR EARNINGS

In our DUS program, we originate loans through one of our subsidiaries which are thereafter purchased by Fannie Mae. We retain a first loss position with respect to loans that we originate and sell to Fannie Mae. We assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, Levels I, II, or III. As December 31, 2004, all of our loans consisted of Level I loans. For such loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae. Level II and Level III loans carry a higher loss sharing percentage. As of December 31, 2004 our maximum "first loss" exposure under the DUS program was approximately $362 million.

Under the terms of our Master Loss Sharing Agreement with Fannie Mae, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the Master Loss Sharing Agreement. No interim sharing adjustments are available for Level II and Level III loans.

5.   RISKS RELATED TO APPLICATION OF TAX LAWS

OUR CLASSIFICATION AS A PUBLICLY TRADED PARTNERSHIP NOT TAXABLE AS A CORPORATION IS NOT FREE FROM DOUBT AND COULD BE CHALLENGED

We, and all of our Portfolio Investing subsidiaries, operate as partnerships or are disregarded for federal income tax purposes. This allows us to pass through our income, including our federally tax-exempt income, and deductions to our shareholders. The listing of our common shares on the American Stock Exchange causes us to be treated as a "publicly traded partnership" for federal income tax purposes. We and our counsel, Paul, Hastings, Janofsky & Walker LLP ("Paul Hastings"), believe that we have been and are properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service ("IRS") could challenge our partnership status and we could fail to qualify as a partnership in years that are subject to audit or in future years. Qualification as a partnership involves the application of numerous technical legal provisions. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is "qualifying" income (which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items). We have represented that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to conduct our operations in a manner such that at least 90% of our gross income will constitute qualifying income this year and in the future. In the opinion of Paul Hastings, although the issue is not free from doubt, we have been and are properly treated as a partnership for federal income tax purposes.

In determining whether interest is treated as qualifying income under these rules, interest income derived from a "financial business" and income and gains derived by a "dealer" in securities are not treated as qualifying income. We have represented that we are acting as an investor with respect to our revenue bond investments and that we have not engaged in, and will not engage in, a financial business, although there is no clear guidance on what constitutes a financial business under the tax law. We have taken the position that for purposes of determining whether we are in a financial business, portfolio investing activities that we are engaged in now and that we contemplate engaging in prospectively would not cause us to be engaged in a financial business or to be considered a "dealer" in securities. The IRS could assert that our activities constitute a financial business. If our activities constitute (or as a result of increased volume constitute) a financial business or cause us to be treated as a dealer, there is a substantial risk that more than 10% of our gross income would not constitute qualifying income. We could also be treated as if we were engaged in a financial business if the activities of CM Corp. and its subsidiaries were attributed to us and were determined to constitute a financial business. CM Corp., including its principal subsidiaries RCC and CMC, is subject to income tax on its income. Accordingly, we believe the activities and income of CM Corp. and its subsidiaries will not be attributed to us for purposes of determining CharterMac's tax status. In addition, in determining whether interest is treated as qualifying income, interest income that is determined based upon the income or profits of any person is not treated as qualifying income. A portion of the interest payable on participating interest bonds owned by us is determined based upon the income or profits of the properties securing our investments. Accordingly, if we were to receive more than 10% of our gross income in any given year from such "contingent interest," the IRS could take the position that we should be treated as a publicly traded partnership taxable as a corporation. We carefully monitor the type of interest income we receive to avoid such a circumstance. However, there can be no assurance that such monitoring would be effective in all events to avoid the receipt of contingent interest and any other non-qualifying income in any given year that exceeds 10% of our gross income because circumstances outside of the control of us and our subsidiaries could cause such a result.

If, for any reason, less than 90% of our gross income constitutes qualifying income, items of income and deduction would not pass through to our shareholders and our shareholders would be treated for federal income tax purposes as stockholders in a corporation. We would be required to pay income tax at corporate rates on any portion of our net income that did not constitute tax-exempt income. In addition, a portion of our federally tax-exempt income may be included in determining our alternative minimum tax liability. Distributions by us to our shareholders would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, which would include tax-exempt income, as well as any taxable income we might have, and the payment of these distributions would not be deductible by us. These consequences would have a material adverse effect on us, our shareholders and the price of our shares.

OUR TREATMENT OF INCOME FROM OUR RESIDUAL INTERESTS AS FEDERALLY TAX-EXEMPT COULD BE CHALLENGED

We hold, indirectly, residual interests in certain federally tax-exempt revenue bonds through securitization programs, such as the Private Label Tender Option Program and P-FLOATs/RITESSM program, which entitle us to a share of the federally tax-exempt interest of such revenue bonds. Special tax counsel have each rendered an opinion to the effect that the issuer of the RITES and the issuer of the Private Label Tender Option Program residual certificates, respectively, will each be classified as a partnership for federal income tax purposes and the holders of the RITES and the Private Label Tender Option Program residual certificates will be treated as partners of each partnership. Consequently, as the holder of the RITES and the Private Label Tender Option Program residual certificates, we treat our share of the federally tax-exempt income allocated and distributed to us as federally tax-exempt income. However, it is possible that the IRS could disagree with those conclusions and an alternative characterization could cause income from the RITES and the Private Label Tender Option Program residual certificates to be treated as ordinary taxable income. If such an assertion of an alternative characterization prevailed, it would materially adversely affect us and our shareholders.

THERE IS A RISK THAT THE IRS WILL DISAGREE WITH OUR JUDGMENT WITH RESPECT TO ALLOCATIONS

We use various accounting and reporting conventions to determine each shareholder's allocable share of income, including any market discount taxable as ordinary income, gain, loss and deductions. Our allocation provisions will be respected for federal income tax purposes only if they are considered to have "substantial economic effect" or are in accordance with the partners' "interest in the partnership." There is no assurance that the IRS will agree with our various accounting methods, conventions and allocation provisions, particularly our allocation of adjustments to shareholders attributable to the differences between the shareholders' purchase price of common shares and their shares of our tax basis in our assets, pursuant to an election we made.

THE TAXABILITY OF OUR INCOME DEPENDS UPON THE APPLICATION OF TAX LAWS THAT COULD BE CHALLENGED

The following discussion relates only to the portion of our investments which generate federally tax-exempt income.

     TAX-EXEMPTION OF OUR REVENUE BONDS

     On the date of original issuance or re-issuance of each revenue bond, nationally recognized bond counsel or special tax counsel rendered its opinion to the effect that, based on the law in effect on that date, interest on such revenue bonds is excludable from federally-taxable gross income, except with respect to any revenue bond (other than a revenue bond, the proceeds of which are loaned to a charitable organization described in
     Section 501(c)(3) of the Code) during any period in which it is held by a "substantial user" of the property financed with the proceeds of such revenue bonds or a "related person" of such a "substantial user." Each opinion speaks only as of the date it was delivered. In addition, in the case of revenue bonds which, subsequent to their original issuance, have been reissued for federal tax purposes, nationally recognized bond counsel or special tax counsel has delivered opinions that interest on the reissued bond is excludable from federally-taxable gross income of the holder from the date of re-issuance or, in some cases, to the effect that the re-issuance did not adversely affect the excludability of interest on the revenue bonds from the gross income of the holders thereof. However, an opinion of counsel has no binding effect and there is no assurance that the IRS will not contest these conclusions reached or, if contested, they will be sustained by a court.

     The Code establishes certain requirements which must be met subsequent to the issuance and delivery of tax-exempt revenue bonds for interest on such revenue bonds to remain excludable from federally-taxable gross income. Among these continuing requirements are restrictions on the investment and use of the revenue bond proceeds and, for revenue bonds the proceeds of which are loaned to a charitable organization described in Section
     501(c)(3) of the Code, the continued exempt status of such borrower. In addition, the continuing requirements include tenant income restrictions, regulatory agreement compliance and compliance with rules pertaining to arbitrage. Each issuer of the revenue bonds, as well as each of the underlying borrowers, has covenanted to comply with certain procedures and guidelines designed to ensure satisfaction of the continuing requirements of the Code. Failure to comply with these continuing requirements of the Code may cause the interest on such bonds to be includable in federally-taxable gross income retroactively to the date of issuance, regardless of when such noncompliance occurs. Greenberg Traurig, LLP (also referred to as "Greenberg Traurig") as our bond counsel, and Paul Hastings, as our securities counsel (Greenberg Traurig and Paul Hastings are collectively referred to herein as our "Counsel"), have not, in connection with this filing, passed upon and do not assume any responsibility for, but rather have assumed the continuing correctness of, the opinions of bond counsel or special tax counsel (including opinions rendered by Greenberg Traurig) relating to the exclusion from federally-taxable gross income of interest on the revenue bonds and have not independently verified whether any events or circumstances have occurred since the date such opinions were rendered that would adversely affect the conclusions set forth herein. However, as of the date of this filing, neither we, nor our subsidiaries, our affiliates or our Counsel have knowledge of any events that might adversely affect the federally tax-exempt status of our revenue bonds, including any notice that the IRS considers interest on any of our revenue bonds to be includable in federally-taxable gross income.

     TREATMENT OF PARTICIPATING INTEREST BONDS AS EQUITY INVESTMENTS

     At our inception, almost all of our revenue bond investments were participating interest bonds that had been issued in the late 1980s. Since August 1996, because of the promulgation of certain tax regulations, participating interest tax-exempt bonds are rarely issued. Accordingly, and because the number of participating interest bonds in our portfolio has been shrinking on account of sales and refinancings, such bonds now comprise only 5.6% of our total revenue bond portfolio.

     Payment of a portion of the interest accruing on a participating interest bond depends upon the cash flow from, and the proceeds upon the sale or refinancing of, the property securing such bond. Because of this participation feature, the IRS could assert that we are not a lender to the owner of the underlying property, but rather an equity investor. If that position were sustained, all or part of the interest we receive on participating interest bonds could be treated as a taxable return on our investment and not as tax-exempt interest. To our knowledge, neither the characterization of the participating interest bonds as debt, nor the characterization of the interest thereon as interest excludable from federally-taxable gross income of the holders thereof, has been challenged by the IRS in any judicial or regulatory proceeding.

     We or our predecessors received opinions of counsel from Willkie, Farr & Gallagher LLP or other counsel respecting each of our participating interest bonds to the effect that, based upon assumptions described in such opinions, which assumptions included the fair market value of the respective properties upon completion and economic projections and guarantees, the participating interest bonds "would" be treated for federal tax purposes as representing debt. The implicit corollary of these opinions is that the participating interest bonds do not constitute an equity interest in the underlying borrower.

     Although we assume the continuing correctness of these opinions, and will treat all interest received with respect to these bonds as tax-exempt income, there can be no assurance that such assumptions are correct, such treatment would not be challenged by the IRS, or that intervening facts and circumstances have not changed the assumptions and bases for providing such opinions. The opinions discussed above speak only as of their respective delivery dates, and our Counsel has not passed upon or assumed any responsibility for reviewing any events that may have occurred subsequent to the delivery of such opinions which could adversely affect the conclusions contained therein.

     "SUBSTANTIAL USER" LIMITATION

     Interest on a revenue bond we own, other than a bond the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, will not be excluded from gross income during any period in which we are a "substantial user" of the properties financed with the proceeds of such revenue bond or a "related person" to a "substantial user."

     A "substantial user" generally includes any underlying borrower and any person or entity that uses the financed properties on other than a de minimis basis. We would be a "related person" to a "substantial user" for this purpose if, among other things,

          o the same person or entity owned more than a 50% interest in both us and in the properties financed with the proceeds of a bond owned by us or one of our subsidiaries; or

          o we owned a partnership or similar equity interest in the owner of a property financed with the proceeds of a bond owned by us or one of our subsidiaries.

     Additionally, a determination that we are a partner or a joint venturer with a mortgagor involving an equity interest, as described above under TREATMENT OF PARTICIPATING INTEREST BONDS AS EQUITY INVESTMENTS, could cause us to be treated as a "substantial user" of the properties securing our investments.

     Greenberg Traurig has reviewed the revenue bonds we own, the ownership of the obligors of our revenue bonds and the ownership of our shares and our subsidiaries' shares, and concurs in the conclusion that we are not "substantial users" of the properties financed with the proceeds of the revenue bonds or related parties thereto. There can be no assurance, however, that the IRS would not challenge such conclusion. If such challenge were successful, the interest received on any bond for which we were treated as a "substantial user" or a "related party" thereto would be includable in federally-taxable gross income.

     SECURITIZATION PROGRAMS AND REVENUE PROCEDURE 2003-84

     Many of the senior interests in our securitization programs are held by tax-exempt money-market funds. For various reasons, money market funds will only acquire and hold interests in securitization programs that comply with Revenue Procedure 2003-84, which was published on November 5, 2003. We have been advised by our counsel, Greenberg Traurig, that the partnerships we use in our securitizations currently meet the requirements of Revenue
     Procedure  2003-84.   It  is  our  intention  to  continue  to  meet  those
     requirements, which include an income test and an expense test, on an ongoing basis. There can be no assurance, however, that unforeseen circumstances might cause one or more of our securitization partnerships to fail either the income test or the expense test, which would cause our securitization partnerships to have to comply with all of the requirements of subchapter K of the Code. In the event one or more of our securitization partnerships was forced to comply with the provisions of subchapter K of the Code, it is likely that all of the tax-exempt money market funds which hold the senior interests in those securitizations would tender their positions. This could cause our remarketing agent to locate new purchasers, which were not tax-exempt money market funds, for those tendered senior interests. This would probably result in an increase in the distributions to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the securitizations, which are owned by us through our subsidiaries.

     TAXABLE INCOME

     In our Portfolio Investing business, we primarily invest in investments that produce only tax-exempt income. However, the IRS may seek to re-characterize a portion of our tax-exempt income as taxable income as described above. If the IRS were successful, a shareholder's distributive share of such income would be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed. Any taxable income would be allocated pro rata between our CRA Shares and our common shares. We may also have taxable income in the form of market discount or gain on the sale or other disposition of our investments, and we expect to own investments and engage in certain fee generating activities that will generate taxable income.

     IMPACT OF RECENT AND FUTURE TAX LEGISLATION

     Recent and future tax legislation could also adversely impact the value of our investments and the market price of our shares. On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Act. This law amends the Code to reduce federal income tax rates for individuals on long-term capital gains and dividend income and accelerates certain previously enacted income tax rate reductions for individuals for tax years ending on or after May 6, 2003. This tax legislation reduces the importance of a primary advantage of investing in municipal bonds--that the interest received on these bonds is federally tax-exempt, while other income is subject to federal income tax at higher rates. It is likely that these tax law changes, and any similar future tax law changes, could increase the cost of tax-exempt financings, as interest rates offered by municipal issuers would rise to compensate investors for the reduced tax advantage. This could lead to a decrease in tax-exempt multifamily rental housing bond issuances, which would reduce our opportunities to purchase revenue bonds. These changes could also reduce the value of our existing investments, because federally tax-exempt municipal bond income would not enjoy the same relative tax advantage as provided under prior law.

     STRUCTURE OF OUR ACQUISITION OF RCC

     Our acquisition of RCC was structured to prevent us from realizing active income from the RCC business and to effectively receive a tax deduction for payments made to its selling principals. It is possible that the IRS could challenge this structure, with material adverse consequences to us. First, the IRS could assert that we, as the parent trust, are the owner of the RCC business, in which case the parent trust would realize an amount of active income from the RCC business that would require it to be treated as a corporation instead of a publicly traded partnership for income tax purposes. If the IRS prevailed, we would be required to pay taxes on that income, thereby reducing the amount available for us to make distributions. As a result, it is possible that the value of our shares would decline. Second, the IRS might assert that the Special Common Units ("SCUs") held by the selling principals of RCC and others are actually shares of our Company. If this position prevailed, the distributions payable on the SCUs would not result in tax deductions for CM Corp. In such event, CM Corp. would be subject to increased tax, which could reduce our net after-tax income and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

6.   RISKS RELATED TO INVESTING IN OUR COMPANY

BECAUSE  WE  HOLD  MOST  OF  OUR  INVESTMENTS  THROUGH  OUR  SUBSIDIARIES,   OUR
SHAREHOLDERS ARE EFFECTIVELY SUBORDINATED TO THE LIABILITIES AND EQUITY OF OUR SUBSIDIARIES

We hold most of our investments through our subsidiaries. Since we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity and SCUs of our subsidiaries, which at December 31, 2004, aggregated approximately $1.4 billion. In particular, the holders of the preferred shares of our Equity Issuer subsidiary are entitled to receive preferential distributions with respect to revenues generated by revenue bonds held directly or indirectly by it, which constitute a substantial portion of our assets. Similarly, holders of senior interests created through our securitization programs have a superior claim to the cash flow from the revenue bonds deposited in such programs. Accordingly, a portion of the cash flow from our investments will not be available for distribution on our common shares. Likewise, holders of SCUs issued by our CCC subsidiary are entitled to receive preferential distributions with respect to the earnings of RCC which are, therefore, not available for distribution to our shareholders.

WE DEPEND UPON THE SERVICES OF OUR EXECUTIVE MANAGEMENT TEAM

We and our subsidiaries depend upon the services of three key executive officers (Mr. Boesky, Mr. Hirmes and Mr. Schnitzer) and other individuals who comprise our executive management team. All decisions with respect to the management and control of our Company and our subsidiaries, subject to the supervision of our board of trustees (or the applicable subsidiary's board), are currently made exclusively by these three key officers. The departure or the loss of the services of any of these key officers or a large number of senior management personnel and other employees could have a material adverse effect on our ability to operate our business effectively and our future results of operations.

OUR BOARD OF TRUSTEES CAN CHANGE OUR BUSINESS POLICIES UNILATERALLY

Our board of trustees may amend or revise our business plan and certain other policies without shareholder approval. Therefore, our shareholders have no control over changes in our policies, including our business policies with respect to acquisitions, financing, growth, debt, capitalization and distributions, which are determined by our board of trustees.

THERE ARE POSSIBLE ADVERSE EFFECTS ARISING FROM SHARES AVAILABLE FOR FUTURE SALE

Our board of trustees is permitted to offer additional equity or debt securities of our Company and our subsidiaries in exchange for money, property or other consideration. Our ability to sell or exchange such securities will depend on conditions then prevailing in the relevant capital markets and our results of operations, financial condition, investment portfolio and business prospects. Subject to American Stock Exchange rules which require shareholder approval for certain issuances of securities and as long as the issuance is made in accordance with our trust agreement, the issuance of such additional securities will not be subject to the approval of our shareholders and may negatively affect any resale price of our shares. Shareholders will not have any preemptive rights in connection with the issuance of any additional securities we or our subsidiaries may offer, and any of our equity offerings would cause dilution of a shareholder's investment in us.

THE FORMER OWNERS OF RCC HAVE SIGNIFICANT VOTING POWER ON MATTERS SUBMITTED TO A VOTE OF OUR SHAREHOLDERS, AND THEIR INTERESTS MAY BE IN CONFLICT WITH THE INTERESTS OF OUR OTHER SHAREHOLDERS

In connection with our acquisition of RCC, we issued to each of its selling principals one special preferred voting share for each SCU they received. Our special preferred voting shares have no economic interest, but entitle each holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares. The selling principals of RCC who received special preferred voting shares include our executive management team and a subsidiary of The Related Companies, L.P. ("TRCLP"), which is controlled by the chairman of our board of trustees. As a result of that special preferred voting share issuance and additional common shares directly or indirectly owned by them, our executive management team (Mr. Boesky, Mr. Hirmes, Mr. Schnitzer and Ms. Kiley) in the aggregate directly or indirectly owns voting shares representing approximately 7.3% of our voting power, and the chairman of our board of trustees directly or indirectly owns voting shares that represent approximately 15.7% of our voting power. Ms. Kiley, whose intention to retire we announced on February 25, 2005, currently owns approximately 1% of our voting power. As such, if they vote as a block, such shareholders will have significant voting power on all matters submitted to a vote of our common shareholders.

Also, because five of these selling principals of RCC serve, along with others, as our managing trustees, there are ongoing conflicts of interest when we are required to determine whether or not to take actions to enforce our rights under the various agreements entered into in connection with the RCC acquisition. While any material decisions involving these persons are subject to the vote of a majority of our independent trustees, such decisions may create conflicts between us and these persons.

In addition, we have some obligations to these former owners which will require us to make choices as to how we operate our business which may affect those obligations. For example, we have guaranteed the payment to all holders of the SCUs of all but $5.0 million of the distributions they would otherwise be entitled to receive under the operating agreement of CCC. In addition, we have agreed to share cash flow from investment programs so that we and certain of these former owners can receive payment of deferred fees. Further, TRCLP and its affiliates currently engage in businesses which compete with us. The non-competition covenants contained in a future relations agreement entered into by TRCLP and its affiliates in connection with our acquisition of RCC prohibit TRCLP and its affiliates from competing with any business currently engaged in by us other than in specified areas, including:

     o providing credit enhancement on debt products secured by "80/20" multifamily housing properties; and
     o providing mezzanine financing to multifamily housing properties other than so-called "tax credit properties."

There can be no assurance that we and TRCLP and its affiliates will not compete for similar products and opportunities in these areas in the future.

NO ASSURANCE CAN BE GIVEN THAT OUR SHAREHOLDERS WILL BE ENTITLED TO THE SAME LIMITATION ON PERSONAL LIABILITY AS STOCKHOLDERS OF PRIVATE CORPORATIONS FOR PROFIT

We are governed by the laws of the State of Delaware. Under our trust agreement and the Delaware Statutory Trust Act, as amended ("Delaware Act"), our shareholders will be entitled to the same limitation of personal liability extended to stockholders of private corporations for profit organized under the General Corporation Law of the State of Delaware. In general, stockholders of Delaware corporations are not personally liable for the payment of corporate debts and obligations, and are liable only to the extent of their investment in the Delaware corporation. However, a shareholder may be obligated to make certain payments provided for in our trust agreement and bylaws. The properties securing our investments are dispersed in numerous states and the District of Columbia. In jurisdictions which have not adopted legislative provisions regarding statutory trusts similar to those of the Delaware Act, questions exist as to whether such jurisdictions would recognize a statutory trust, absent a state statute, and whether a court in such jurisdiction would recognize the Delaware Act as controlling. If not, a court in such jurisdiction could hold that our shareholders are not entitled to the limitation of liability set forth in our trust agreement and the Delaware Act and, as a result, are personally liable for our debts and obligations.

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

     ADDITIONAL CLASSES AND SERIES OF SHARES

     Our trust agreement permits our board of trustees to issue additional classes or series of beneficial interests and to establish the preferences and rights of any such securities. Thus, our board of trustees could authorize the issuance of beneficial interests with terms and conditions which could have the effect of discouraging a takeover or other transaction.

     STAGGERED BOARD

     Our board of trustees is divided into three classes of managing trustees. The terms of the first, second and third classes will expire in 2005, 2006 and 2007, respectively. Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class' term. The use of a staggered board makes it more difficult for a third-party to acquire control over us.

SALES IN THE PUBLIC MARKET OF OUR COMMON SHARES ISSUABLE IN EXCHANGE FOR OUR SCUS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES

Future sales of substantial amounts of our common shares in the public market could adversely affect prevailing market prices of our shares. Approximately
15.2 million common shares remain issuable in exchange for the SCUs we issued in connection with the RCC acquisition and we also granted restricted common shares of which approximately 541,000 were unvested at December 31, 2004. When these shares vest, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through equity markets. As of December 31, 2004, TRCLP and its owners indirectly held approximately 10.2 million SCUs and approximately 286,000 common shares which, subject to some exceptions, are not subject to a lock-up agreement.

On March 7, 2005, Mr. Schnitzer and Ms. Kiley each adopted a pre-arranged share trading plan to sell common shares that can be issued to each of them upon the conversion of a portion of their respective SCUs. Trades under Mr. Schnitzer's plan could begin as early as April 12, 2005. Trades under Ms. Kiley's plan could begin as early as April 15, 2005. Each of the share trading plans was adopted in accordance with guidelines specified under Rule 10b5-1 of the Securities and Exchange Act of 1934. Mr. Schnitzer adopted his plan as part of his personal financial planning for asset diversification and liquidity. Under his Rule 10b5-1 plan, Mr. Schnitzer will sell up to 215,000 common shares (approximately 18.9% of his total holdings) over a period of approximately ten months in accordance with the plan schedule. These shares will be acquired through the conversion of a portion of his SCUs. If Mr. Schnitzer completes all the planned sales of shares under his Rule 10b5-1 plan, he would continue to own approximately 924,347 shares representing approximately 1.8% of our outstanding common shares as of the date of this filing. Ms. Kiley adopted her plan as part of her personal financial planning for asset diversification and liquidity. Under her Rule 10b5-1 plan, Ms. Kiley will sell up to 131,906 common shares (approximately 18.7% of her total holdings) over a period of approximately six months in accordance with the plan schedule. These shares will be acquired through the conversion of a portion of her SCUs. If Ms. Kiley completes all the planned sales of shares under her Rule 10b5-1 plan, she would continue to own approximately 571,870 shares representing approximately 1.1% of our outstanding common shares as of the date of this filing.

IF WE HAD TO REGISTER UNDER THE INVESTMENT COMPANY ACT, THERE COULD BE NEGATIVE CONSEQUENCES TO OUR INVESTMENT STRATEGY

Neither we nor our subsidiaries are registered under the Investment Company Act of 1940, as amended (the "Investment Company Act") and we may not be able to conduct our activities as we currently do if we were required to so register.

At all times, we intend to conduct our activities, and those of our subsidiaries, so as not to become regulated as an "investment company" under the Investment Company Act. Even if we are not an investment company under the Investment Company Act, we could be subject to regulation under the Investment Company Act if a subsidiary of ours were deemed to be an investment company. There are a number of possible exemptions from registration under the Investment Company Act that we believe apply to us and our subsidiaries and which we believe make it possible for us not to be subject to registration under the Investment Company Act.

For example, the Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," which we refer to as "qualifying interests." Under current interpretations by the SEC staff, one of the ways in which our subsidiaries can qualify for this exemption is to maintain at least 55% of their assets directly in qualifying interests and the balance in real estate-type interests. We believe our subsidiaries can rely on this exemption or another exemption from registration.

The requirement that our subsidiaries maintain 55% of their assets in qualifying interests (or satisfy another exemption from registration) may inhibit our ability to acquire certain kinds of assets or to securitize additional interests in the future. If any of our subsidiaries fail to qualify for exemption from registration as an investment company and we, in turn, are required to register as an investment company, our ability to maintain our financing strategies would be substantially reduced, and we would be unable to conduct our business as described herein. Such a failure to qualify could have a material adverse effect upon our ability to make distributions to our shareholders.

AN INABILITY TO RAISE CAPITAL COULD ADVERSELY AFFECT OUR GROWTH

A major aspect of our business plan includes the acquisition of additional revenue bonds, which requires capital. In addition to funds generated through operations (including securitizations), we raise capital by periodically offering securities issued by us or one or more of our subsidiaries. Our ability to raise capital through securities offerings is subject to risks, including:

     o    conditions then prevailing in the relevant capital markets;
     o our results of operations, financial condition, investment portfolio and business prospects;
     o the timing and amount of distributions to the holders of our shares which could negatively affect the price of a common share; and
     o the amount of securities that are structurally senior to the securities being sold.

Item 2.  Properties

We lease the office space in which our headquarters are located at 625 Madison Avenue, New York, NY. The lease expires in 2017.

We also lease office space in other location as follows:

     o    Jersey City, NJ - An office facility; the lease expires in 2010.
     o    Bethesda, MD - An office facility; the lease expires in 2009.
     o    Irvine, CA - An office facility; the lease expires in 2008.
     o    Mineola, NY - An office facility; the lease expires in 2007.
     o    Dallas, TX - An office facility; the lease expires in 2005.
     o    Sherman Oaks, CA - An office facility; the lease expires in 2007.
     o    San Rafael, CA - An office facility; the lease expires in 2005.
     o    Kansas City, KS - An office facility; the lease expires in 2005.
     o Metarie, LA - An office facility; currently being leased on a month-to-month basis.

We believe that these facilities are suitable for current requirements and contemplated future operations.

Item 3.  Legal Proceedings

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Shareholders

There were no matters submitted to shareholders for voting during the fourth quarter of 2004.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

Market Information
------------------

Our common shares have been listed on the American Stock Exchange since October 1, 1997 under the symbol "CHC". Prior to October 1, 1997, there was no established public trading market for our common shares.

The high and low prices for each quarterly period of the last two years during which our common shares were traded were as follows:

                                       2004                    2003
                              ----------------------  ----------------------

Quarter Ended                    Low         High        Low         High
-------------                 ----------  ----------  ----------  ----------
March 31                        $21.03      $24.85      $16.51      $18.34
June 30                         $17.75      $24.70      $17.50      $19.79
September 30                    $18.85      $23.15      $16.68      $19.62
December 31                     $21.35      $25.42      $18.35      $21.86

The last reported sale price of our common shares on the American Stock Exchange on March 31, 2005 was $21.50.

Holders
-------

As of March 31, 2005, there were 3,136 registered shareholders owning 51,323,062 common shares.


Distributions
-------------

Our earnings are allocated pro rata among the common shares and the Convertible CRA Shares. The Convertible CRA Shares rank on par with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company. Quarterly cash distributions per share for the years ended December 31, 2004 and 2003 were as follows:

                                                                   Total Amount
                                          Date          Per        Distributed
Cash Distribution for Quarter Ended       Paid         Share      (In thousands)
-----------------------------------     --------      --------    --------------
March 31, 2004                          5/15/04        $0.370        $19,217
June 30, 2004                           8/14/04         0.380         21,929
September 30, 2004                      11/14/04        0.410         23,649
December 31, 2004                       2/14/05         0.410         23,690
                                                       ------        -------
Total for 2004                                         $1.570        $88,485
                                                       ======        =======

March 31, 2003                          5/15/03        $0.325        $14,643
June 30, 2003                           8/14/03         0.325         14,667
September 30, 2003                      11/14/03        0.350         16,201
December 31, 2003                       2/14/04         0.370         18,551
                                                       ------        -------
Total for 2003                                         $1.370        $64,062
                                                       ======        =======

In addition to the distributions set forth in the table above, we paid Related Charter L.P., as our manager prior to our acquisition of RCC, a special distribution (equal to .375% per annum of our total invested assets) which amounted to approximately $5.3 million for the period from January 1, 2003 to November 17, 2003.

There are no material legal restrictions upon our present or future ability to make distributions in accordance with the provisions of our Second Amended and

Restated Trust Agreement. We do not believe that the financial covenants contained in our and our subsidiaries' secured indebtedness or in the terms of the preferred shares issued by Equity Issuer will have any adverse impact on our ability to make distributions in the normal course of business to our common and Convertible CRA shareholders. Future distributions will be at the discretion of the trustees based upon evaluation of our actual cash flow, our financial condition, capital requirements and such other factors as the trustees deem relevant.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

The following table provides information related to our share incentive plans as of December 31, 2004:

                     Equity Compensation Plan Information

                                            (a)                        (b)                         (c)

                                                                                           Number of securities
                                          Number of                                      remaining available for
                                      securities to be                                    future issuance under
                                    issued upon exercise        Weighted-average           equity compensation
                                       of outstanding          exercise price of             plans (excluding
                                      options, warrants       outstanding options,       securities reflected in
                                         and rights           warrants and rights             column a) (1)
                                    --------------------      --------------------       -----------------------
Equity compensation plans                 1,075,313                 $16.1282                    6,348,802
   approved by security
   holders
Equity compensation plans
   not approved by security
   holders                                       --                       --                           --

                                          ---------                 --------                    ---------

Totals                                    1,075,313                 $16.1282                    6,348,802
                                          =========                 ========                    =========

(1)  Our  Incentive  Share  Plan  (see  Note  15 to the  consolidated  financial statements) authorizes us to issue options or other share-based compensation equal to 10% of the common shares outstanding as of December 31 of the year preceding the issuance of new grants or options.

Securities purchased by us
--------------------------

The following table presents information related to our repurchases of our equity securities during the fourth quarter of 2004 and other information related to our repurchase program:

                         Purchases of Equity Securities

                              (a)             (b)                 (c)                      (d)

                                                              Total number            Maximum number
                             Total                             of shares          (or approximate dollar
                           number of        Average        purchased as part       value) of shares that
                             shares       price paid          of publicly          may yet be purchased
       Period              purchased       per share       announced program         under the program
---------------------      ---------      -----------      ------------------     ----------------------
October 1 - 31, 2004              --      $      --                 --                         --
November 1 - 30, 2004         51,613 (1)      24.49                 --                  1,374,357
December 1 - 31, 2004             --             --                 --                         --
                              ------      ---------            -------------            ---------

Total                         51,613      $   24.49                 --                  1,374,357
                              ======      =========            =============            =========

(1) These repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Notes 14 and 15 to our consolidated financial statements.

Item 6.  Selected Financial Data

The information set forth below presents our selected financial data. Additional financial information is set forth in the consolidated financial statements and notes thereto.

For the Years Ended December 31 (in thousands, except per share amounts):

Operations                                       2004 (1)         2003            2002            2001            2000
-----------------------------------------      ----------      ----------      ----------      ----------      ----------
Total revenues                                 $  232,854      $  152,240      $  116,614      $   74,625      $   59,091
Net income                                     $   65,363      $   66,586      $   60,833      $   38,985      $   30,091
Net income applicable to shareholders (2)      $   65,363      $   61,248      $   55,905      $   35,010      $   27,074

Net income per share (2)
  Basic                                        $     1.13      $     1.31      $     1.31      $     1.14      $     1.22
  Diluted                                      $     1.12      $     1.31      $     1.31      $     1.14      $     1.22

Financial position
-----------------------------------------

Total assets                                   $5,757,361      $2,581,169      $1,852,868      $1,421,059      $  925,236
Financing arrangements                         $1,068,428      $  900,008      $  671,659      $  541,796      $  385,026
Notes payable                                  $  174,454      $  153,350      $   68,556      $   56,586      $       --
Preferred shares of subsidiary:
  Subject to mandatory repurchase              $  273,500      $  273,500      $  273,500      $  218,500      $  169,000
  Not subject to mandatory repurchase          $  104,000      $       --      $       --      $       --      $       --

Distributions
-----------------------------------------

Distributions per share (3)                    $     1.57      $     1.37      $     1.26      $     1.14      $     1.07

(1) Reflects adoption of Interpretation 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"), as of March 31, 2004 (See Note 2 to the consolidated financial statements).
(2)  Includes common shareholders and Convertible CRA shareholders.
(3) Distributions per share are the same for both common shares and Convertible CRA shares.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
--------------------------

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o adverse changes in the real estate markets including, among other things, competition with other companies;
     o    interest rate fluctuations;
     o general economic and business conditions, which will, among other things, affect the availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by revenue bonds owned by us;
     o    risk of real estate development and acquisition;
     o    environment/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments; and
     o risk of default associated with the revenue bonds and other securities held by us or our subsidiaries.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report.

Factors Affecting Comparability
-------------------------------

RCC ACQUISITION

Our operating results for 2004 were impacted significantly by the November 2003 acquisition of RCC, an affiliated business that, until the date of acquisition, had acted as an external manager for our Company and our subsidiaries. As a result of the acquisition, we generate more taxable income and have assumed numerous expenses that had previously been covered by fees paid to RCC. Further, the issuance of a new class of subsidiary equity as part of the acquisition requires us to apportion certain earnings and identify them as due to the holders of that equity. Likewise, the acquisition affected the comparability of our 2003 results to those in 2002.

Through our acquisition of RCC, we now provide management services to real estate equity investment funds we sponsor (many of which we now consolidate - see ACCOUNTING CHANGES below) and AMAC, a publicly traded real estate investment trust that is also an affiliated entity. The funds we sponsor are the upper-tier investment funds that provide LIHTCs for investors.

Our acquisition of RCC has enabled us to accomplish many of our goals. First, we are now internally managed, which has eliminated any perceived conflicts of interest in the marketplace and broadens our access to capital. Internalizing management has also created a more effective cost structure for a company of our size. Second, the acquisition diversified our revenue streams, increasing our proportion of fee income, which is much less interest rate sensitive and much less capital intensive than our Portfolio Investing business.

ACCOUNTING CHANGES

The adoption of several accounting pronouncements has affected our financial statements. The adoption of SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTIC OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150") caused us to reclassify certain liability and expense categories while not increasing the actual amounts to be recorded. The adoption of FIN 46(R) led to a significant increase in the amount of assets and liabilities we record due to consolidation of numerous investment partnerships (see Note 2 to the consolidated financial statements). This consolidation also results in the recognition of the operating results of partnerships in which we have no equity interest, the elimination of transactions between our businesses and those partnerships and the allocation of their results to their investor partners.

Results of Operations
---------------------

The following is a summary of our operations:

                                                                                                                  %           %
                                                                                                               Change      Change
                                                 % of                      % of                      % of      2004 vs     2003 vs
(In thousands)                    2004         Revenues     2003         Revenues     2002         Revenues     2003        2002
                                ----------------------------------------------------------------------------------------------------
Revenues                        $232,854        100.0%    $152,240        100.0%    $116,614        100.0%      53.0%       30.6%
Income before income taxes        48,120         20.7       60,514         39.7       62,117         53.3      (18.1)       (2.6)
Net income                        65,363         28.1       66,586         43.7       60,833         52.2       (6.9)        9.5

Our consolidated results over the three-year period illustrate the impact of our changing business from our 2001 structure, previously incorporating only recurring, non-taxable revenues with a cost structure based on external management, to one with a large proportion of fee-based transactional income and costs associated with internal management. This transition involved:

     o our acquisition of the Mortgage Banking business at the end of 2001, adding taxable revenues and internal management costs to our consolidated cost structure;
     o the inception of the credit enhancement portion of the Fund Management segment in 2002, adding more taxable business; and
     o our acquisition of RCC in late 2003, adding the majority of our Fund Management revenues, and completely internalizing our management structure.

Full integration of these businesses in our unified operating platform, while we continued to add to our Portfolio Investing business, resulted in 2004 being our first full year incorporating all businesses.

REVENUES

Our revenues for the three years ended December 31 were as follows:

                                                                % Change                  % Change
                                                                  2004                      2003
(In thousands)                       2004          2003         vs. 2003     2002         vs. 2002
-----------------------------      ---------------------------------------------------------------
Revenue bond interest income       $132,075      $113,655         16.2%    $ 92,882         22.4%

Fee income
   Mortgage banking                  15,026        13,712          9.6       13,681          0.2
   Fund sponsorship                  42,790        12,642        238.5           --          N/A
   Credit enhancement                10,085         4,924        104.8        2,619         88.0
                                   ---------------------------------------------------------------
Total fee income                     67,901        31,278        117.1       16,300         91.9

Other income
   Capri loan interest                4,462            --          N/A           --          N/A
   Other interest                     4,967         2,606         90.6        6,555        (60.2)
   Service fees                       3,266         1,062        207.5           --          N/A
   Other                              7,970         3,639        119.0          877        314.9
                                   ---------------------------------------------------------------
Total other income                   20,665         7,307        182.8        7,432         (1.7)

Revenues of consolidated VIEs        12,213            --          N/A           --          N/A
                                   ---------------------------------------------------------------

Total revenues                     $232,854      $152,240         53.0%    $116,614         30.6%
                                   ===============================================================

The substantial growth in our annual revenues in both 2004 and 2003 resulted primarily from the rapid growth of our Fund Management segment, particularly from the acquisition of RCC in late 2003. RCC has contributed the entire amount of fund sponsorship fees and the majority of other income, all stemming from the sponsorship of tax credit equity funds, while our credit enhancement business has also grown markedly over the three-year period. During the same period, aggressive expansion of the Portfolio Investing and Mortgage Banking businesses has generated substantial revenue growth. Offsetting these gains in 2004 is the elimination of revenues earned by our subsidiaries in transactions with VIEs we have consolidated beginning April 1, 2004 (see Note 2 to the consolidated financial statements). The revenues eliminated totaled $31.6 million in our Fund Management and $0.7 million in our Portfolio Investing businesses. On a comparable basis, including RCC revenues for all of 2003 and 2002, and adjusting for the impact of consolidated VIEs, our total revenues increased approximately 14.0% in 2003 and 21.0% in 2004.

The Capri loan interest relates to a loan we provided to Capri Capital Limited Partnership ("Capri") in July 2004 (see Note 6 to the consolidated financial statements and SUBSEQUENT EVENT below). Service fee income represents income for services RCC provides to affiliates, which became a part of our operations with the acquisition of RCC in November 2003. The increase in other income is primarily due to exit fees received within the Mortgage Banking business.

For further discussion, see RESULTS BY SEGMENT below.

EXPENSES

Our expenses for the three years ended December 31 were as follows:


                                                                           % Change                % Change
                                                                              2004                    2003
(In thousands)                                     2004         2003        vs. 2003     2002       vs. 2002
---------------------------------------------------------------------------------------------------------------
Interest expense                                 $ 30,838     $ 23,919        28.9%    $ 19,004       25.9%
Interest expense - distribution to preferred
   shareholders of subsidiary                      18,898        9,448       100.0           --        N/A
Salaries and benefits                              55,763       17,540       217.9        9,937       76.5
General and administrative                         45,063       23,403        92.6       14,569       60.6
Depreciation and amortization                      30,407       11,926       155.0        9,092       31.2
Loss on impairment of assets                          757        1,759       (57.0)         920       91.2
                                                 --------     --------       -----     --------       ----
   Subtotal                                       181,726       87,995       106.5       53,522       64.4

Interest expense of consolidated VIEs              21,395           --         N/A           --        N/A
Other expenses of consolidated VIEs                29,355           --         N/A           --        N/A
                                                 --------     --------       -----     --------       ----
   Subtotal                                        50,750           --         N/A           --        N/A
                                                 --------     --------       -----     --------       ----
Total expenses                                   $232,476     $ 87,995       164.2%    $ 53,522       64.4%
                                                 ========     ========       =====     ========       ====

The total amount of costs we recognize increased dramatically over the three-year period due to investment activity, the RCC acquisition in the fourth quarter of 2003 and the resulting recognition of expenses due to the new ownership structure, the amortization of intangible assets acquired with RCC, and costs we now recognize or classify differently as a result of accounting rules adopted in 2003 and 2004.

The increase in interest expense reflects the higher borrowing levels as we expand our various business lines. Significant borrowings during 2003 and 2004 included those related to:

     o acquisitions and fundings of revenue bonds totaling approximately $432.9 million in 2003 and $325.0 million in 2004;
     o our acquisition of RCC in 2003, for which we borrowed approximately $60.0 million to fund the cash portion of the total cost;
     o short-term investments to acquire equity interests inherent in the fund sponsorship portion of our Fund Management business since the RCC acquisition in the fourth quarter of 2003; and
     o a loan to Capri in the third quarter of 2004 as the first step in our full acquisition of its mortgage banking business and partial ownership of its fund advisory business.

In addition to higher borrowings, 2004 interest expense reflects an increase in the average borrowing rate to 2.7% as compared to 2.4% in 2003 and 2.5% in 2002. The increase in the average borrowing rate resulted from gradual increases in the overall interest environment during the year, following sharp declines in prior years. Interest expense in all years presented include amounts paid pursuant to a swap agreement with a notional amount of $50.0 million as part of our risk management strategy. Additionally, we have entered into six swap transactions with an aggregate notional amount of $450.0 million, all of which provide protection beginning in 2005. These swaps have a weighted average term of four years.

The amount reported as "interest expense - distributions to preferred shareholders of subsidiary" represents dividends on our preferred shares subject to mandatory repurchase, which we reported as an allocation of income outside of operating earnings until the adoption of new accounting rules in July 2003. See further discussion in OTHER ITEMS below.

Salaries and benefits in 2004 and 2003 include amortization of share grants issued as part of the RCC acquisition transaction. The amortization of these grants, amounting to $11.0 million in 2004 and $2.8 million in 2003, will decrease in 2005 to $5.0 million due to a majority of the remaining shares vesting within the year. The underlying increase in salary costs is directly attributable to the internalization of management in the fourth quarter of 2003 and subsequent hiring as our businesses have expanded. Prior to the RCC acquisition, all salary costs recognized were generated by the Mortgage Banking business.

The increase in General and Administrative expenses is predominantly due to our acquisition of RCC and the associated recognition of expenses associated with management of the company and origination of tax-credit equity funds. These expenses include approximately $4.3 million in organization and offering ("O&O") costs in 2003 and approximately $16.0 million in 2004.

We did not record the expenses of consolidated VIEs prior to April 1, 2004. The interest and other expenses do not represent any cash or non-cash charges to be currently absorbed by us as they are absorbed entirely by the investor partners of the VIEs.

OTHER ITEMS

                                                             % Change                  % Change
                                                                2004                      2003
(In thousands)                       2004         2003        vs. 2003      2002        vs. 2002
----------------------------------------------------------------------------------------------------
Gain on repayment of revenue
   bonds                           $    217     $  1,951        (88.9)%   $  3,885        (49.8)%
Gain on sale of loans                 6,995        5,532         26.4       10,683        (48.2)
Equity in earnings of                 1,938        2,219        (12.7)       2,219          0.0
   investments
Income allocated to preferred         3,942        9,449        (58.3)      17,266        (45.3)
   shareholders of subsidiary
Income allocated to Special          28,174        4,038        597.7           --          N/A
   Common Units of subsidiary
Income (loss) allocated to              194          (54)       459.3          496       (110.9)
   minority interests
Income tax benefit (provision)       17,243        6,072        184.0       (1,284)       572.9

The year-to-year variations in gains on sales of loans are attributable to the fluctuations in the volume of mortgage originations. Similarly, the variance in gain on sale of revenue bonds relates to the level of repayments in the Portfolio Investing segment. See RESULTS BY SEGMENT below.

Equity in earnings of investments is principally comprised of dividends from our investment in ARCap Investors, LLC. In 2004, this amount also includes losses from tax advantaged investment vehicles similar to those we sponsor.

The total income allocated to preferred shareholders for 2004 and 2003, including the portion classified as interest expense, increased as compared to 2002 due to additional preferred offerings consummated in June 2002 and April 2004.

The income allocation to SCUs represents the portion of our consolidated earnings attributed to holders of the new class of equity issued at the time of the RCC acquisition in the fourth quarter of 2003, as if those shares were all converted to common equity.

Income Taxes
------------

A large majority of our pre-tax income is derived from our Portfolio Investing businesses, which are structured as partnership entities; as such, income from those investments is not subject to taxes. Conversely, our businesses that generate taxable income are corporations operating with financial losses due to their absorption of most company costs and expenses as well as tax-deductible distributions on their subsidiary equity.

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax benefit disclosed relates to the financial losses of those businesses. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes.

The effective tax rate on a consolidated basis was (35.8)% in 2004, (10.0)% in 2003 and 2.1% in 2002. The effective rate for our corporate subsidiaries that were subject to taxes was 54.4% in 2004, 101.7% in 2003 and 156.4% in 2002. The substantially higher rates for the corporate subsidiaries in 2003 and 2002 as compared to 2004 resulted from factors that pertain to our transition from an externally managed entity with little taxable income to one with significant taxable income streams, deferred tax adjustments attributable to the timing of revenue receipts and deductible costs. Many of these factors disproportionately affected the effective rate in 2002 and 2003 because of a comparatively low level of taxable income on which the ratio was calculated.

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our portfolio investing activities:


(IN THOUSANDS)                                           2004            2003            2002
------------------------------------------------------------------------------------------------
Revenue bond acquisitions and fundings                $  325,037      $  432,915      $  457,060
Weighted average permanent interest rate of bonds
  acquired                                                  6.26%           6.59%           6.98%
Revenue bonds repaid                                  $   26,294      $   83,274      $  108,242
Average portfolio balance                             $2,107,486      $1,609,000      $1,267,000
Weighted average yield of portfolio                         6.27%           7.06%           7.32%
                                                      ----------      ----------      ----------

Revenue bond interest income (1)                      $  132,815      $  113,655      $   92,882
Other revenues (1)                                        11,116           2,838           2,930
                                                      ----------      ----------      ----------
                                                      $  143,931      $  116,493      $   95,812
                                                      ==========      ==========      ==========

Interest expense and securitizations fees (1)         $   29,254      $   25,691      $   18,196
Loss on impairment of assets                          $      757      $    1,759      $      920
Gain on repayments of revenue bonds                   $      217      $    1,951      $    3,885
                                                      ----------      ----------      ----------

(1) Prior to intercompany eliminations.

We continued to expand our revenue bond portfolio in 2003 and 2004, although the rate of investment slowed due to challenging market conditions in 2004 whereby some potential investments did not meet our underwriting standards. While we saw deferments by Texas developers that shifted a substantial level of acquisitions until just after the end of the year, in 2004 we expanded our presence in California, the nation's largest bond market, and originated investments in new markets in Arizona, Massachusetts, Kentucky and New York.

s
While the decline in interest rates has gradually lowered the average yield of our portfolio, from a profit perspective, the low interest rate environment has been favorable for us in 2003 and 2004 as compared to 2002. The Bond Market Association ("BMA") rate, the short-term tax-exempt index, continues to be at historic lows, having averaged only 1.03% in 2003 and 1.22% in 2004. Our weighted average cost of debt associated with these investments was approximately 2.52% at December 31, 2004, and approximately 2.50% at December 31, 2003, taking into effect our current hedging. We continue to recognize healthy spreads between our cost of borrowing and the interest rates on our revenue bonds. The interest rates on our tax-exempt first mortgage bonds for 2004 had a weighted average permanent coupon rate of 6.5% and our entire tax-exempt first mortgage bond portfolio had a weighted average coupon rate of 6.7% at December 31, 2004.

Other income in this segment is predominantly interest income on investments other than revenue bonds and intercompany royalty fees eliminated in consolidation. The increase in 2004 over the prior years is due largely to Capri loan interest (see Note 6 to the consolidated financial statements).

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:

(IN THOUSANDS)                                 2004           2003           2002
-----------------------------------------------------------------------------------
Equity raised                               $1,143,379     $  266,237     $      --
Equity invested by investment funds         $  972,477     $  183,776     $      --
                                            ----------     ----------     ---------

Fund sponsorship fees (1)                   $   75,895     $   12,702     $      --
Credit enhancement fees                         10,085          4,924         2,619
Other revenues (1)                              11,884          1,394            --
                                            ----------     ----------     ---------
  Total                                     $   97,864     $   19,020     $   2,619
                                            ==========     ==========     =========

(1) Prior to intercompany eliminations.

Our fund management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods.

The increase in fund sponsorship fees represents our full year of owning RCC in 2004, while 2003 includes only the period following the November acquisition. On a pro forma basis, comparing the 2004 period to the full 2003 period, as if we had owned RCC as of January 1, 2003 ("the 2003 Pro Forma Period"), fund sponsorship revenues increased approximately 26%.

RCC had a record year in 2004, with originations exceeding $1.1 billion, representing an increase of 28% over the 2003 Pro Forma Period. The increase in business reflects a strong appetite among corporate investors for the type of funds we sponsor, as well as the growth of our product offerings, including the introduction of funds specifically designed for investors seeking state tax credits.

We earn partnership management and O&O fees based upon the level of equity we raise for tax-credit equity funds. Fees earned for partnership management and O&O services increased approximately 40% to $11.0 million over the 2003 Pro Forma Period. This increase exceeded the rise in equity raised due to higher average allowance rates realized as a result of the higher proportion of proprietary (single-investor) and guaranteed funds in the total mix of fund equity raised in 2004 as compared to 2003.

During 2004, the $972.5 million of equity invested by investment funds represented an increase of 12% over the 2003 Pro Forma Period. We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. Fees earned for property acquisition and equity origination services associated with tax credit equity fund sponsorship increased to approximately $42.0 million in 2004, representing an approximate 25% increase compared to the 2003 Pro Forma Period results. While these fees are earned based on investment activity, the increase exceeded the 12% increase in investments due to a higher rate of fees realized as a result of the fund composition, as noted above.

Also during 2004, RCC acted as advisor for $547.6 million of investment originations by CharterMac entities and others, compared to $649.2 million of such originations for the 2003 Pro Forma Period. We recognize acquisition fees in this segment for such services, which declined approximately 25% compared 2003 Pro Forma Period due to the lower level of investment activity overall. Additionally, the average acquisition fees recognized were lower because of a higher proportion of investment originations for entities outside of CharterMac in 2004 as compared to 2003 due to the lower acquisition fee rate RCC receives for those acquisitions.

Partnership and asset management fees increased to $18.6 million in 2004, representing an increase of approximately 30% over the 2003 Pro Forma Period, attributable to the higher level of assets under management.

The increase in credit enhancement fees relates to acceleration of the credit enhancement business. In 2004, we completed four transactions to guarantee tax benefits to investors, and continued to earn fees from three transactions completed in 2003 and 2002. These fees are recognized over an average of 20 years; accordingly we expect to recognize increased revenues going forward as we expand this business.

The increase in other revenues reflects the impact of the RCC acquisition, whereby we recorded revenues for miscellaneous service that RCC provides to funds it manages. On a comparable basis, these revenues increased approximately 30.0% in 2004 over the 2003 Pro Forma Period.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                            For the Year Ended December 31,
(IN THOUSANDS)                           2004            2003            2002
--------------------------------------------------------------------------------
Originations                          $1,011,910      $  604,788      $  698,893
Total loans serviced                  $4,113,288      $4,114,293      $3,237,197
Mortgage servicing rights             $   32,366      $   33,350      $   35,595
                                      ----------      ----------      ----------

Mortgage origination fees             $    5,455      $    4,683      $    5,710
Mortgage servicing fees                    9,571           9,029           7,971
Other revenues                             6,002           3,978           4,524
                                      ----------      ----------      ----------
                                      $   21,028      $   17,690      $   18,205
                                      ==========      ==========      ==========

Originations in 2004 increased 67.3% over the 2003 level, marking an all-time high volume for CMC. The increased volume in 2004 was driven by a determined focus on expanding the Freddie Mac platform, including approximately $99.3 million of affordable housing transactions and significant levels of portfolio originations. In addition, we diversified our funding with a higher proportion of conduit lending and other funding avenues outside the traditional Fannie Mae and Freddie Mac funding sources. Also, the expansion of product offerings, including early rate lock products, and the growth of our origination team helped to push this business to the record levels. The decline in originations in 2003 of 13.5% resulted from heightened competition and a resultant decline in market share. Such competition caused a larger decline in origination fees as average fees were reduced in response to the market conditions.

The 17% increase in origination fees was lower than the increase in originations because certain of the portfolio originations in 2004 were opportunistically priced at lower than standard fee rates. Originations for the three-years ended December 31 are broken down as follows:

                                   % of                      % of                      % of
                      2004        total         2003        total         2002        total
                   ----------    -------     ----------    -------     ----------    -------
Fannie Mae         $  387,477      38.3%     $  334,189      55.3%     $  447,459      64.0%
Freddie Mac           350,091      34.6         109,849      18.2         144,895      20.8
FHA                    27,714       2.8            --          --           7,300       1.0
Assumptions            47,050       4.6          50,289       8.3          52,995       7.6
Conduit - Bank        199,578      19.7         104,711      17.3          33,857       4.8
Other                    --          --           5,750       0.9          12,387       1.8
                   ----------     -----      ----------     -----      ----------     -----

Total              $1,011,910     100.0%     $  604,788     100.0%     $  698,893     100.0%
                   ==========     =====      ==========     =====      ==========     =====

Despite the high volume of originations in 2004, our servicing portfolio declined slightly during the year due to an unusually high volume of loans paid off during the year and a high percentage of originations for loans without associated servicing. While loan originations declined in 2003 compared to 2002, nearly three-quarters of the loans closed in 2003 were new loans rather than portfolio refinancings, which added valuable new servicing to the portfolio. More than 50% of the 2004 originations were additive to the portfolio. The growth in the portfolio in 2003 also reflects a sub-servicing agreement with CreditRe which added $630 million of serviced loans to our business.

Despite the decline in the year-end servicing portfolio level, the 6.0% servicing fees increase in 2004 was due to a higher average portfolio during 2004 when compared to 2003. The higher average resulted from the sub-servicing agreement noted above, which began in April 2003, while the loans were included for all of 2004. Additionally, more than half of the loan payoffs during 2004 occurred in the second half of the year. The 13.3% fee increase in 2003 resulted from the 27.1% growth in the portfolio, although the lower percentage increase in fees than in the portfolio balance was due to the mid-year addition of the sub-serviced portfolio discussed above.

With the addition of Capri Capital Funding ("CCF") in 2005 (see SUBSEQUENT EVENTS, below), we expect significant growth in revenues in this segment, with the addition of a servicing portfolio of approximately $5.3 billion and access to numerous new origination regions upon acquiring licenses owned by CCF.

VIES

The results of VIEs reflected in our financial statements are those of entities we are considered to control according to the definitions of FIN 46(R), but in which we have no equity interest. Our Fund Management segment earns fees from the entities, however, and our Portfolio Investing business earns interest on several revenue bonds for which VIEs are the obligors. The VIEs are primarily tax-credit equity investment funds we sponsor and manage.

The results we reported in 2004 reflect nine months of operations for the VIEs we consolidated upon our initial adoption of FIN 46(R) effective March 31, 2004, as well as any new funds closed after that date for the full periods they were in operation.

As third party investors hold all the equity partnership interests in these entities, we allocate all results of operations to those partners. As a result, these VIEs have no impact on our net income.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

Liquidity and Capital Resources
-------------------------------

We fund our ongoing business (including investments) primarily with cash provided by operations, securitization of investments and revolving or warehouse credit facilities. Our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries. We believe that our financing capacity and cash flow from current operations are adequate to meet our current and projected liquidity requirements. Nonetheless, as business needs warrant, we may issue other types of debt or equity in the future.

DEBT AND SECURITIZATIONS
------------------------

We have entered into the following bridge loans and revolving warehouse facilities:

     o $100.0 million, used for mortgage banking needs, which is renewable annually;
     o $75.0 million, used to fund investments in revenue bonds on a short term basis, which matures March 31, 2005, with a built in accordion feature allowing up to a $25.0 million increase and a one year extension at our option;
     o $90.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures on October 28, 2005, with a one-year extension at our option;
     o $85.0 million, used to provide the interim loan to Capri, which matures in July 2005; and
     o $40.0 million, established in connection with the CMC acquisition, which expires December 31, 2006.

We also use floating rate securitization programs to leverage our portfolio of revenue bonds to generate capital for the acquisition of additional revenue bonds. In each of our securitization programs, we contribute revenue bonds into trusts, which are generally credit enhanced by investment grade rated third party entities and then floating rate certificates are sold out of the trust. We retain a residual interest in each of the trusts. We use two primary securitization programs: MBIA securitizations and the P-FLOATs/RITES program.

     o Under our MBIA securitizations, pools of bonds are contributed into trusts, which are credit enhanced by MBIA, a large financial insurer, and then "low-floater" certificates are sold. The low-floater certificates have an interest rate that is reset weekly ("floating rate") or an interest rate that is reset periodically based on a Dutch auction process ("auction rate securitizations"). MBIA has agreed to provide us with up to $650.0 million in credit enhancement through 2011. Using the MBIA credit enhancement we can complete up to $425.0 million of floating rate securitizations and $225.0 million of auction rate securitization. At December 31, 2004, we had $405.5 million of floating rate securitization and $100.0 million of auction rate securitizations outstanding.
     o In the P-FLOATs/RITES program, Merrill Lynch deposits individual revenue bonds into a special purpose trust and provides a credit enhancement guarantee enabling the trust to sell a weekly reset floating rate security. We are required to post additional bonds with Merrill Lynch as collateral for the credit enhancement provided. At December 31, 2004, we had approximately $198.9 million of outstanding revenue bonds and approximately $264.0 million of A Certificates of various trusts under the P-FLOATs program.

During  2003,  we  completed  a new fixed rate  securitization,  whereby we sold
$100.0   million  of   two-year   certificates   with  a  fixed  rate  of  3.25%
collateralized by $196.8 million bonds and requiring no credit enhancement.

Our continued ability to raise capital through the use of securitization programs is dependent on:

     o the availability of bonds to be used in securitizations or as excess collateral;
     o the depth of the market of buyers for tax-exempt floating rate investments; and
     o our ability to maintain and expand our relationships with credit enhancers and liquidity providers.

We continue to actively manage our balance sheet and our relationships to mitigate the impact of the factors listed above and to continue to diversify our sources of capital.

Our debt financing facilities are more fully described in Notes 9 and 10 to our consolidated financial statements.

While the Mortgage Banking warehouse facility, the Fund Management warehouse facility, the Equity Issuer revolving line and the line of credit associated with the Capri loan all mature in 2005, we expect to renew, replace or refinance all of them. Additionally, the fixed rate securitization program matures in 2005 and we intend to remarket it through the P-FLOATs/RITES program.

As of December 31, 2004, we had approximately $260.3 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our trust agreement.

EQUITY
------

Other than our common shares, we have several classes of equity outstanding, with varying claims upon our income and cash flows:

     o Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares");
     o Preferred shares of Equity Issuer (some of which are subject to mandatory repurchase); and
     o Special Common Units ("SCUs") of our subsidiary, CharterMac Capital Company LLC ("CCC").

The Convertible CRA Shares are economically equivalent to our common shares, receiving the same dividend. Unlike the common shares, however, these shares are not publicly traded and do not have voting rights but entitle the holders to "credit" under the US government's Community Reinvestment Act. These shares are convertible into common shares at the holders' option. We first issued Convertible CRA Shares during 2000 and the program has since become increasingly popular with a broad range of banks that invest in our shares to both make an investment in us and to make qualifying Community Reinvestment Act investments. At December 31, 2004, 34 banks had invested in our Convertible CRA Shares and we believe they remain a viable method to raise capital.

The preferred shares of Equity Issuer entitle their holders to a claim on the income and cash flows of a portion of our Portfolio Investing business. They have no voting rights with respect to CharterMac and are not convertible into CharterMac common shares.

The SCUs entitle their holders to a claim on the income and cash flows of our subsidiaries through which we operate our fund sponsorship business. The SCUs have no direct voting rights with respect to CharterMac, but all of the holders also have special preferred voting shares of CharterMac, which have voting rights equivalent to our common shares. The SCUs are convertible into common shares and are entitled to tax-adjusted dividends based on the common dividend rate.

In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities. The shelf registration was declared effective on March 1, 2005. We have no current plans to draw upon this shelf registration but may as opportunities or business requirements dictate.

Further information about our equity instruments is included in Note 13 and 14 to our consolidated financial statements.

SUMMARY OF CAPITAL RAISING ACTIVITY AND CASH FLOWS
--------------------------------------------------

The following table summarizes, on a gross basis, our and our subsidiaries' capital raising activities.

                                         Amount of Capital Raised (In thousands):
                                      ---------------------------------------------
Capital Source                          2004              2003               2002
----------------------------------    ---------         ---------         ---------
Equity:
------
Preferred shares of Equity Issuer     $ 104,000         $      --         $  55,000
Convertible CRA shares                       --           107,500            34,000
Common                                  110,803                --            92,835
                                      ---------         ---------         ---------
  Total                               $ 214,803         $ 107,500         $ 181,835
                                      ---------         ---------         ---------

Securitizations:
---------------

MBIA
Floater Certificates                  $  22,000         $ (73,000) (1)    $ 106,500
Auction Certificates                         --           100,000                --

P- FLOATs/RITES                         146,420           101,348            23,272

Fixed Rate                                   --           100,000                --
                                      ---------         ---------         ---------
  Total                               $ 168,420         $ 228,348         $ 129,772
                                      ---------         ---------         ---------

Other Debt:
----------

CMC Acquisition Facility              $  (3,408) (2)    $  (2,044) (2)    $      --
Fund Management Warehouse Line           15,399            24,532                --
Mortgage Banking Warehouse Line           5,610           (19,424)           11,969
Bank of America Line of Credit          (21,730)           21,730                --
RCC Acquisition Loan                    (60,000)           60,000                --
Capri Bank of America Loan               85,000                --                --
Other                                       233                --                --
                                      ---------         ---------         ---------
  Total                               $  21,104         $  84,794         $  11,969
                                      ---------         ---------         ---------

Total of all capital activity         $ 404,327         $ 420,642         $ 323,576
                                      ---------         ---------         ---------

(1) Negative amount is due to the restructuring of the MBIA program.

(2)  Negative amount reflects net principal paid.

SUMMARY OF CASH FLOWS

2004 vs. 2003
-------------

The net increase in cash and cash equivalents during 2004 was lower than the increase in 2003, primarily due to increased investing outflows, although those investing activities were funded from a higher proportion of operating cash flows as compared to financing cash flows than in 2003.

Operating cash flows were higher in the 2004 period by a margin of $29.8 million. This increase resulted from a higher level of earnings exclusive of non-cash expenses, which increased substantially following our acquisition of RCC late in 2003. Additionally, the timing of receipts and payments in operating asset and liability accounts contributed to this increase.

Investing outflows increased by $33.0 million in 2004 as compared to 2003. A lower level of revenue bond acquisition and funding activity was partially offset by our loan to Capri. In addition, in 2003 we received a much higher level of revenue bond repayments as compared to the current year. The level of repayments in 2003 stemmed from the expiration of lockout periods for older revenue bonds, with no comparable occurrence in 2004.

Financing inflows in the 2004 period were lower than in 2003 by $28.3 million. The primary reason for the higher inflows in 2003 was the level of securitization borrowings to finance the investment level in that year. A higher amount of proceeds from equity offerings in the current year were partially offset by the resulting increase in distributions to shareholders. In addition, 2004 also included payments to SCU holders, with none in 2003 as the SCUs were issued in November of that year.

2003 vs. 2002
-------------

The $136.2 million net increase in cash and cash equivalents in 2003 as compared to 2002 resulted from increased operating and financing cash flows as well as decreased investing outflows.

Operating cash flows increased by $4.2 million in 2003 as compared to the 2002 level. The increase was attributable in large part to the addition of business lines from the RCC acquisition and the resultant cash inflows that RCC generated at the end of the year. These cash flows, which resulted in a significant increase in the level of deferred income balances, offset the incremental costs now included in operating cash flows upon the internalization of management associated with this acquisition, as well as higher deferred tax liabilities.

Investing outflows in 2003 decreased by $68.9 million as compared to 2002. Despite the cash paid as part of the RCC acquisition, funds flow benefited from sharply lower restricted cash requirements as we replaced cash collateralizing our securitization programs with revenue bond investments. Additionally, a sharp reduction in mortgage loan receivables in 2003 benefited the cash flows in this category. This reduction stemmed from a very high level of originations late in 2002, which were not settled and sold until early 2003. Late 2003 originations, on the other hand, were much lower than in 2002, leading to the net decrease in the mortgage loans receivable asset.

Financing inflows in 2003 were $63.2 million higher than in 2002. This was primarily a result of restructuring and expanding our securitization capabilities and taking advantage of these facilities to monetize our revenue bond investment portfolio to expand our business, as well as borrowings to finance the RCC acquisition. In comparison, during 2002 we relied more on equity capital to finance our growth.

LIQUIDITY REQUIREMENTS AFTER DECEMBER 31, 2004
----------------------------------------------

During January 2005, distributions of approximately $6.3 million (at various per share amounts) were paid to holders of preferred shares. During February 2005, distributions of approximately $23.7 million ($0.41 per share) were paid to holders of common and Convertible CRA shares and $8.6 million were paid to SCU holders. These distributions were declared in December 2004.

In the first quarter of 2005, we paid approximately $7.5 million to purchase the portion of CMC that we did not own at December 31, 2004 and approximately $6.0 million will be paid as part of the Capri loan conversion and acquisition transactions (See SUBSEQUENT EVENTS below).

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way (see also CONTINGENT LIABILITIES below).

SUBSEQUENT EVENTS
-----------------

In the first quarter of 2005, we converted the loan made to Capri in July 2004. Upon conversion, we held two participating loans, one of which allowed us to participate in the cash flows of, and in turn was convertible into a 100% ownership interest in, CCF. The other allows us to participate in the cash flows of, and is convertible into a 49% ownership interest in, Capri Capital Advisors ("CCA"), a pension fund advisory business. In the first quarter of 2005, we converted the CCF loan and acquired the business as an addition to our Mortgage Banking segment. Management currently expects to convert the CCA loan into an equity ownership prior to the end of the loan term in August 2006.

CharterMac and Capri anticipate that this strategic alliance will benefit us by:

     o diversifying our revenue sources to include additional fee businesses that are less susceptible to changes in the interest rate environment;
     o expanding our business lines into pension fund advisory and providing CCA access to our real estate platform and our balance sheet;
     o increasing our market share and generating economies of scale through the combined mortgage banking platforms of CCF and CMC; and
     o cultivating the complementary product offerings of CCF and CMC, thereby establishing a broader array of products for the clients of both firms.

Also in the first quarter of 2005, we purchased the 13% of CMC that we had not previously owned, and AMAC repaid advances we had made to it in 2004.

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of December 31, 2004 to make future payments under our debt agreements and other contractual obligations:


                                                            Payments due by period
                                     ----------------------------------------------------------------------
                                                     Less than                                   More than
(In thousands)                         Total          1 year        1-3 years      3-5 years      5 years
---------------------------------    ----------     ----------     ----------     ----------     ----------
Notes payable (1)                    $  174,454     $  155,371     $    5,452     $   13,631     $       --
Notes payable of consolidated
   VIEs (2)                             461,557        153,572        166,706         83,551         57,728
Operating lease obligations              71,218          3,914         12,928         11,772         42,604
Unfunded loan commitments               201,821        143,266         58,555             --             --
Floating rate securitization (1)        968,428        968,428             --             --             --
Fixed rate securitization (1)           100,000        100,000             --             --             --
Preferred shares of subsidiary
   (subject to mandatory
   repurchase)                          273,500             --             --             --        273,500
                                     ----------     ----------     ----------     ----------     ----------

   Total                             $2,250,978     $1,524,551     $  243,641     $  108,954     $  373,832
                                     ==========     ==========     ==========     ==========     ==========

(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings as described in LIQUIDITY AND CAPITAL RESOURCES.

(2) Of the notes payable of consolidated VIEs, $386.7 million is guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $74.9 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

Off Balance Sheet Arrangements
------------------------------

The following table reflects our maximum exposure for guarantees we have entered into and the carrying amounts as of December 31, 2004:


                                                         Maximum        Carrying
(In thousands)                                           Exposure        Amount
--------------------------------------------             --------       --------
Payment guarantees (1)                                   $ 47,059       $     --
Completion guarantees (1)                                  48,593             --
Operating deficit guarantees (1)                              949             --
Recapture guarantees (1)                                   53,426             --
Replacement reserve (1)                                     1,454             --
Mortgage pool credit enhancement (2)                       19,000             --
LIHTC guarantees (2)                                      459,971         17,136
Mortgage banking loss sharing agreement (3)               361,999          6,500
                                                         --------       --------

                                                         $992,451       $ 23,636
                                                         ========       ========

(1) These guarantees generally relate to business requirements for developers to obtain construction financing. As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the funds we manage. To date, we have had minimal exposure to losses under these guarantees and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

(2) We see these guarantees as opportunities to expand our Fund Management business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses under these guarantees and anticipate no material liquidity requirements in satisfaction of any guarantee issued. The carrying values disclosed above relate to the fees we earn for the guarantees, which we recognize as the fair value of the guarantee.

(3) The loss sharing agreement with Fannie Mae is a normal part of the DUS lender program and affords a higher level of fees than we earn for other comparable funding sources. The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae, which vary as to amount and duration, up to a maximum of 30 years.

The maximum exposure amount is not indicative of our expected losses under the guarantees. For details of these transactions, see Note 20 to the consolidated financial statements.

Application of Critical Accounting Policies
-------------------------------------------

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions sometimes involve future events which cannot be determined with absolute certainty. Therefore, our determination of estimates requires that we exercise our judgment. While we have used our best estimates based on the facts and circumstances available to us at the time, different results may actually occur and any such differences could be material to our financial statements.

We believe the  following  policies may involve a higher  degree of judgment and
complexity  and  represent  the  critical   accounting   policies  used  in  the
preparation of our financial statements:

     o    valuation of investments in revenue bonds;
     o    valuation of mortgage servicing rights;
     o    impairment of goodwill; and
     o    accounting for income taxes.

VALUATION OF INVESTMENTS IN REVENUE BONDS

SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, provides guidance on determining the valuation of investments owned. The initial classification of our investments in the "available for sale" category rather than as "held to maturity" is due to a provision in most of the revenue bonds under which we have a right to require redemption prior to maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified. Because of this classification, we must carry our investments at fair value. Since there is no ready market for these investments, we must exercise judgment in determining what constitutes "fair value". We estimate the fair value by calculating the present value of future payments under the bonds, with a discount rate based upon the average rate of new originations for the quarter leading up to the valuation date. If the property underlying the bond has substandard performance, a factor is added to the discount rate to allow for the additional risk. Conversely, if the underlying property is performing much better than expected, the discount rate may be reduced to allow for the reduced risk.

In making these determinations, we evaluate, among other factors:

     Bonds Secured by Properties in Construction Phase
     -------------------------------------------------

          o Assets where there are issues outstanding regarding timely completion of the construction, even if there is no apparent risk of financial loss.

     Bonds Secured by Properties that are in Lease-Up or Stabilized Phases
     ---------------------------------------------------------------------

          o Stabilization requirements (i.e., minimum occupancy level and debt service coverage for specified periods) not yet met but all completion requirements (i.e., timely submission of documentation regarding certificates of occupancy, deal waivers, etc., as well as completing construction within the budgeted cost) met. Established material variation from anticipated operating performance, ability to meet stabilization test within the allotted time period is in question or material deficiencies at the collateral level, or other weaknesses exist calling into question the viability of the project in the near to intermediate term; or
          o Project viability is in question and defaults exist and notification of such has been delivered. Enhanced possibility of loss may exist or has been specified.

     We use these criteria to assess all of our revenue bonds. In our valuation review, any bonds meeting these criteria are monitored and assessed for risk of financial loss. If no financial loss is expected, the fair value of a bond is considered to be the lower of outstanding face amount or the present value of future cash flows, with the discount rate adjusted to provide for the applicable risk factors. If a financial loss is expected, the bond is considered impaired and written down to fair value as determined by the present value of expected future cash flows.

VALUATION OF MORTGAGE SERVICING RIGHTS

SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, requires that servicing rights retained when mortgage loans are sold be recorded as assets at fair value and amortized in proportion to, and over the period of, estimated net servicing income. Significant judgment is required in accounting for these assets, including:

          o Determining the fair value of the asset retained when the associated mortgage is sold and in subsequent reporting periods, including such factors as costs to service the loans, the estimated rate of prepayments, the estimated rate of default and an appropriate discount rate to calculate the present value of cash flows; and
          o Estimating the appropriate proportion and period for amortizing the asset.

Changes  in  these  estimates  and  assumptions   could  materially  affect  the
determination of fair value.

We assess our mortgage servicing rights for impairment based on the fair value of the assets as compared to carrying values. We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers. To determine impairment, the mortgage servicing portfolio is stratified by the issuer of the underlying mortgage loans and we compare the estimated fair value of each stratum to its recorded book value. When the recorded value of capitalized servicing assets exceeds fair value, we recognize temporary impairment through a valuation allowance; fair value in excess of the amount capitalized is not recognized. In addition, we periodically evaluate our mortgage servicing rights for other-than-temporary impairment to determine whether the carrying value before the application of the valuation allowance is recoverable. When we determine that a portion of the balance is not recoverable, the asset and the valuation allowance are reduced to reflect permanent impairment.

IMPAIRMENT OF GOODWILL

SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment regarding the fair value of each reporting unit which is estimated using a discounted cash flow methodology. This, in turn, requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business and the life over which cash flows will occur. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

ACCOUNTING FOR INCOME TAXES

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Furthermore, these projected future tax consequences include our assumption as to the continuing tax-free nature of a significant portion of our earnings. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Recently Issued Accounting Standards
------------------------------------

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), SHARE-BASED PAYMENT, which replaced SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. As we already follow the fair value provisions set forth in SFAS No. 123, this statement is expected to have an immaterial impact on our financial statements.

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

In contrast, payments required under our floating rate securitization programs vary based on market interest rates based on the BMA index and are re-set weekly or every 35 days. In addition, we have floating rate debt related to our acquisition financing and our warehouse facilities, with rates based on LIBOR. Other long-term sources of capital, such as our preferred shares of Equity Issuer, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

With the exception of $50.0 million of debt hedged via an interest rate swap agreement and the $100.0 million fixed rate securitization, the full amount of our liabilities labeled on our consolidated balance sheet as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest rates would decrease our annual net income by approximately $10.9 million.

We manage this risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in Note 11 to our consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those not susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

A rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to invest in revenue bonds or to structure transactions. Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

Changes in market interest rates would also impact the estimated fair value of our portfolio of revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate, using the same methodology used to estimate the portfolio fair market value under SFAS No. 115, that a 1% increase or decrease in market rates for tax-exempt investments would change the estimated fair value of our portfolio of revenue bonds by approximately $130.0 million. Changes in the estimated fair value of the revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

Item 8.   Financial Statements and Supplementary Data.
                                                                          Page
(a) 1.    Financial Statements                                          -------

          Report of Independent Registered Public Accounting Firm          48

          Consent of Independent Registered Public Accounting Firm         49

          Management's Report on the Effectiveness of Internal
            Control over Financial Reporting                               50

          Report of Independent Registered Public Accounting Firm
            On Internal Control over Financial Reporting                   52

          Consolidated Balance Sheets as of December 31, 2004 and
            2003                                                           54

          Consolidated Statements of Income for the years ended
            December 31, 2004, 2003 and 2002                               55

          Consolidated Statements of Shareholders' Equity for the
            years ended December 31, 2004, 2003 and 2002                   56

          Consolidated Statements of Cash Flows for the years
            ended December 31, 2004, 2003 and 2002                         58

          Notes to Consolidated Financial Statements                       60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees
and Shareholders of
CharterMac
New York, New York

We have audited the accompanying consolidated balance sheets of CharterMac and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CharterMac and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated MARCH 31, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.


/s/DELOITTE & TOUCHE LLP
New York, New York
March 31, 2005

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference

     o in the Registration Statement (Form S-8 and its post effective amendment on Form S-8/A No. 333-55957) pertaining to the CharterMac (formerly known as "Charter Municipal Mortgage Acceptance Company") Incentive Share Option Plan,
     o    in the Registration Statement (Form S-3 No. 333-54802) of CharterMac,
     o    in the Registration Statement (Form S-3 No. 333-109078) of CharterMac,
     o    in the Registration Statement (Form S-8 No. 333-110722) of CharterMac,
     o    in  the  Registration   Statement  (Form  S-3/A  No.   333-111919)  of
          CharterMac,

of our report dated March 31, 2005 appearing in the Annual Report on Form 10-K of CharterMac for the year ended December 31, 2004, and to the reference to us under the heading "Experts"

     o in the Prospectus which is part of the Registration Statement (Form S-8 and its post effective amendment on Form S-8/A No. 333-55957)
     o in the Prospectus which is part of the Registration Statement (Form S-3 No. 333-54802),
     o in the Prospectus which is part of the Registration Statement (Form S-3 No. 109078),
     o in the Prospectus which is part of the Registration Statement (Form S-8 No. 333-110722),
     o and in the Prospectus which is part of the Registration Statement (Form S-3/A No. 333-111919).


/s/ DELOITTE & TOUCHE LLP
New York, New York

March 31, 2005

Management's  Report on the  Effectiveness  of Internal  Control over  Financial
--------------------------------------------------------------------------------
Reporting
---------

The management of CharterMac is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. Management is not permitted to conclude that the company's internal control over financial reporting is effective if there are one or more material weaknesses in internal control over financial reporting.

As part of our compliance efforts relative to Section 404 of the Sarbanes-Oxley Act of 2002, CharterMac management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and this assessment identified two material weaknesses in the Company's internal control over financial reporting. As described below, as of December 31, 2004, the Company did not maintain effective controls over:

     o accounting for income taxes, including the determination of income taxes payable and deferred income tax assets and liabilities and the related income tax benefit; and
     o the consolidation of its subsidiaries, including identifying revenues that should have been re-characterized upon the acquisition of a subsidiary in 2003 and the elimination of certain intercompany balances.

These control deficiencies result in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Further, it resulted in the restatement of the company's interim financial statements for the first, second and third quarters of 2004. Accordingly, management determined that these control deficiencies constitute material weaknesses.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Due to the material weaknesses described in the preceding paragraph, we believe that, as of December 31, 2004, our internal control over financial reporting was not effective in accordance with those criteria.

Deloitte & Touche, LLP, our independent auditors, have issued an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the company's internal control over financial reporting as of December 31, 2004, which appears on page 52.

Management's Discussion of Material Weaknesses

The incidents described above arose in connection with the acquisition of Related Capital Company LLC in November 2003.

With regard to the calculations of tax amounts, the deferred tax amounts arising from share based compensation grants at the time of the acquisition were not properly calculated, resulting in an understatement of the Company's income tax benefit. During the first quarter of 2005, management has taken steps to remediate the errors in its tax accounting through increased use of third-party tax service providers for the more complex areas of the Company's tax accounting and increased formality and rigor of controls and procedures over accounting for income taxes.

The error identified with regard to revenues stemmed from the change in character of two revenue streams, both of which existed prior to the acquisition, but which changed in character upon the introduction of the two businesses (RCC and CharterMac) into a consolidated whole. While these revenue streams were accounted for correctly on a stand alone basis, the change in character in the consolidated financial statements was not properly identified until the end of 2004. Management has since strengthened due diligence procedures in reviewing acquisition candidates to ensure that similar recharacterizations are identified on a timely basis. In addition, the elimination of unrealized gains on revenue bond investments for which the obligors are partnerships consolidated pursuant to FASB Interpretation No. 46(R) was not properly executed, as the assets are carried at fair value and the liabilities are carried at their outstanding face amounts. Management has since strengthened its analytical procedures with regard to the preparation and review of all consolidation eliminations.


/s/ Stuart J. Boesky                                     /s/ Alan P. Hirmes
--------------------                                     ------------------
Stuart J. Boesky                                         Alan P. Hirmes
Chief Executive Officer                                  Chief Financial Officer
March 31, 2005                                           March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees
and Shareholders of CharterMac
New York, NY


We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that CharterMac and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following two material weaknesses in the Company's internal control over financial reporting have been identified and included in management's assessment: The first material weakness related to an inadequacy in management review of income taxes that lead to an error in the Company's calculation of their income tax benefit. Specifically, the Company did not properly record certain deferred tax assets resulting from temporary differences related to the recognition of stock based compensation expense. This error resulted in the overstatement of the Company's deferred tax liability, and the understatement of the Company's income tax benefit. The second material weakness relates to the Company's completion and review of their consolidation adjustments. Specifically, the Company did not properly consider and record certain entries related to the elimination of income and comprehensive income upon consolidation of the Related Capital Company subsidiary. These errors resulted in the understatement of the Company's deferred income liability, the understatement of limited partners' interests in consolidated VIEs, the overstatement of other comprehensive income and the overstatement of fund sponsorship fees.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and the related financial statement schedule as of and for the year ended December 31, 2004, of the Company, and this report does not affect our report on such financial statements and financial statement schedules.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the balance sheet of the Company, and the related statements of income, shareholders' equity, cash flows, and the financial statement schedule included in the index at Item 15(a) 2, as of and for the year ended December 31, 2004, and our report dated March 31, 2005 expressed an unqualified opinion on those financial statements and the related financial statement schedules.






/s/DELOITTE & TOUCHE LLP
New York, New York
March 31, 2005

                           CHARTERMAC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                        December 31,
                                                                                ----------------------------
                                                                                   2004             2003
                                                                                -----------      -----------

                                                    ASSETS

Revenue bonds-at fair value                                                     $ 2,100,720      $ 1,871,009
Mortgage servicing rights, net                                                       32,366           33,351
Cash and cash equivalents                                                            71,287           58,257
Cash and cash equivalents-restricted                                                 25,879           26,636
Other investments                                                                   187,506           97,500
Deferred costs - net of amortization of $19,635 and $13,463                          57,260           58,408
Goodwill                                                                            206,397          214,745
Other intangible assets - net of amortization of $20,847
   and $4,163                                                                       177,519          194,203
Loan to affiliate                                                                     4,600               --
Other assets                                                                         37,813           27,060
Investments in partnerships of consolidated VIEs                                  2,527,455               --
Other assets of consolidated VIEs                                                   328,559               --
                                                                                -----------      -----------

Total assets                                                                    $ 5,757,361      $ 2,581,169
                                                                                ===========      ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                                       $ 1,068,428      $   900,008
   Preferred shares of subsidiary (subject to mandatory repurchase)                 273,500          273,500
   Notes payable                                                                    174,454          153,350
   Accounts payable, accrued expenses and other liabilities                          32,628           32,782
   Deferred income                                                                   55,572           23,691
   Deferred tax liability                                                            29,898           60,370
   Distributions payable                                                             38,859           27,612
   Notes payable and other liabilities of consolidated VIEs                       1,307,093               --
                                                                                -----------      -----------

Total liabilities                                                                 2,980,432        1,471,313
                                                                                -----------      -----------

Minority interest in consolidated subsidiary - convertible SCUs                     267,025          288,006
                                                                                -----------      -----------
Minority interest in consolidated subsidiary - CMC                                    4,394            4,193
                                                                                -----------      -----------
Preferred shares of subsidiary (not subject to mandatory repurchase)                104,000               --
                                                                                -----------      -----------
Limited partners' interests in consolidated VIEs                                  1,501,519               --
                                                                                -----------      -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners equity - convertible CRA Shareholders (6,552 shares issued and outstanding in 2004 and 8,180 issued and outstanding in
    2003)                                                                           108,745          138,748
   Beneficial owners equity - special preferred voting shares; no par value
    (15,172 shares outstanding)                                                         152              161
   Beneficial owners equity - other common shareholders; no par value
    (100,000 shares authorized; 51,363 issued and 51,229 outstanding in
    2004 and 42,726 issued and 42,704 outstanding in 2003)                          773,165          644,641
   Restricted shares granted                                                         (7,922)         (19,385)
   Treasury shares of beneficial interest - common, at cost (134 shares in
    2004 and 23 shares in 2003)                                                      (2,970)            (378)
   Accumulated other comprehensive income                                            28,821           53,870
                                                                                -----------      -----------
Total shareholders' equity                                                          899,991          817,657
                                                                                -----------      -----------

Total liabilities and shareholders' equity                                      $ 5,757,361      $ 2,581,169
                                                                                ===========      ===========


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   2004           2003           2002
                                                                                ---------      ---------      ---------
Revenues:
   Revenue bond interest income                                                 $ 132,075      $ 113,655      $  92,882
   Fee income:
     Mortgage banking                                                              15,026         13,712         13,681
     Fund sponsorship                                                              42,790         12,642             --
     Credit enhancement                                                            10,085          4,924          2,619
   Other income                                                                    20,665          7,307          7,432
   Revenues of consolidated VIEs                                                   12,213             --             --
                                                                                ---------      ---------      ---------
     Total revenues                                                               232,854        152,240        116,614
                                                                                ---------      ---------      ---------

Expenses:
   Interest expense                                                                30,838         23,919         19,004
   Interest expense of consolidated VIEs                                           21,395             --             --
   Interest expense - distributions to preferred shareholders of subsidiary
     subject to mandatory repurchase                                               18,898          9,448             --
   Salaries and benefits                                                           55,763         17,540          9,937
   General and administrative                                                      45,063         23,403         14,569
   Depreciation and amortization                                                   30,407         11,926          9,092
   Loss on impairment of assets                                                       757          1,759            920
   Other expenses of consolidated VIEs                                             29,355             --             --
                                                                                ---------      ---------      ---------
     Total expenses                                                               232,476         87,995         53,522
                                                                                ---------      ---------      ---------

Income before equity in earnings of  investments,  loss on  investments held by consolidated VIEs, gain on sale of loans and gain on repayment
   of revenue bonds                                                                   378         64,245         63,092

Equity in earnings of investments                                                   1,938          2,219          2,219
Loss on investments held by consolidated VIEs                                    (149,048)            --             --
Gain on sale of loans                                                               6,995          5,532         10,683
Gain on repayment of revenue bonds                                                    217          1,951          3,885
                                                                                ---------      ---------      ---------
Income (loss) before allocation of (income) loss to preferred shareholders of subsidiary, Special Common Units of subsidiary, minority interests
   and partners of consolidated VIEs                                             (139,520)        73,947         79,879

(Income) allocated to preferred shareholders of subsidiary                         (3,942)        (9,449)       (17,266)
(Income) allocated Special Common Units of subsidiary                             (28,174)        (4,038)          --
(Income) loss allocated to minority interests                                        (194)            54           (496)
Loss allocated to partners of consolidated VIEs                                   219,950             --             --
                                                                                ---------      ---------      ---------

Income before income taxes                                                         48,120         60,514         62,117
Income tax benefit (provision)                                                     17,243          6,072         (1,284)
                                                                                ---------      ---------      ---------
 Net income                                                                     $  65,363      $  66,586      $  60,833
                                                                                =========      =========      =========

Allocation of net income to:
   Special distribution to Manager                                              $      --      $   5,332      $   4,872
   Manager                                                                             --              6             56
   Common shareholders                                                             56,786         54,608         52,516
   Convertible CRA shareholders                                                     8,577          6,640          3,389
                                                                                ---------      ---------      ---------
     Total for shareholders                                                     $  65,363      $  61,248      $  55,905
                                                                                =========      =========      =========

Net income per share:
   Basic                                                                        $    1.19      $    1.31      $    1.31
                                                                                =========      =========      =========
   Diluted                                                                      $    1.19      $    1.31      $    1.31
                                                                                =========      =========      =========
 Weighted average shares outstanding:
   Basic                                                                           54,786         46,653         42,697
                                                                                =========      =========      =========
   Diluted                                                                         55,147         46,735         42,768
                                                                                =========      =========      =========

Distributions declared per share                                                $    1.57      $    1.37      $    1.26
                                                                                =========      =========      =========

           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)




                                                 Beneficial         Beneficial
                                              Owner's Equity      Owner's Equity       Beneficial
                                                Convertible      Special Preferred   Owner's Equity-
                                              CRA Shareholders     Voting Shares         Manager
                                              ----------------   -----------------   ---------------
Balance at January 1, 2002                       $  25,522          $      --           $   1,070

Comprehensive income:
Net income                                           3,389                                  4,928
Other comprehensive gain (loss):
  Net unrealized loss on derivatives
  Unrealized holding gain on revenue bonds
  Less: reclassification to net income
  Total other comprehensive gain
  Comprehensive income
Issuance of Convertible CRA shares                  32,523
Issuance of common shares                               --                                     --
Distributions                                       (3,260)                                (4,872)
                                                 ---------          ---------           ---------

Balance at December 31, 2002                        58,174                 --               1,126

Comprehensive income:
Net income                                           6,640                                  5,338
Other comprehensive gain (loss):
  Net unrealized gain on derivatives
  Unrealized holding loss on revenue bonds
  Less: reclassification to net income
  Other comprehensive loss
  Comprehensive income
Restricted shares granted
Amortization of share awards
Elimination in manager interest                                                            (1,132)
Issuance of special preferred voting shares                               161
Conversion of Convertible CRA shares               (21,870)
Issuance of Convertible CRA shares                 102,532
Issuance of common shares
Repurchase of treasury shares
Distributions                                       (6,728)                                (5,332)
                                                 ---------          ---------           ---------
Balance at December 31, 2003                     $ 138,748          $     161           $      --


                                                                    Treasury
                                                 Beneficial         Shares of
                                               Owner's Equity       Beneficial         Restricted
                                                Other Common        Interest -           Shares
                                                Shareholders          Common             Granted
                                              ----------------   -----------------   ---------------
Balance at January 1, 2002                       $ 511,456          $    (103)         $      --

Comprehensive income:
Net income                                          52,516
Other comprehensive gain (loss):
  Net unrealized loss on derivatives
  Unrealized holding gain on revenue bonds
  Less: reclassification to net income
  Total other comprehensive gain
  Comprehensive income
Issuance of Convertible CRA shares
Issuance of common shares                           92,383
Distributions                                      (51,859)
                                                 ---------          ---------          ---------

Balance at December 31, 2002                       604,496               (103)                --

Comprehensive income:
Net income                                          54,608
Other comprehensive gain (loss):
  Net unrealized gain on derivatives
  Unrealized holding loss on revenue bonds
  Less: reclassification to net income
  Other comprehensive loss
  Comprehensive income
Restricted shares granted                           19,454                             $ (22,228)
Amortization of share awards                                                               2,843
Elimination in manager interest
Issuance of special preferred voting shares
Conversion of Convertible CRA shares                21,870
Issuance of Convertible CRA shares
Issuance of common shares                            1,828
Repurchase of treasury shares                                            (275)
Distributions                                      (57,615)
                                                 ---------          ---------          ---------
Balance at December 31, 2003                     $ 644,641          $    (378)         $ (19,385)


                                                                   Accumulated
                                                                       Other
                                               Comprehensive       Comprehensive
                                                   Income          (Loss) Income           Total
                                              ----------------   -----------------   ---------------
Balance at January 1, 2002                                          $  (2,697)         $ 535,248

Comprehensive income:
Net income                                      $  60,833                                 60,833
Other comprehensive gain (loss):
  Net unrealized loss on derivatives               (2,607)
  Unrealized holding gain on revenue bonds         99,011
  Less: reclassification to net income             (3,885)
                                                ---------
  Total other comprehensive gain                $  92,519              92,519             92,519
                                                ---------
  Comprehensive income                          $ 153,352
                                                ---------
Issuance of Convertible CRA shares                                                        32,523
Issuance of common shares                                                                 92,383
Distributions                                                                            (59,991)
                                                ---------           ---------          ---------

Balance at December 31, 2002                                           89,822            753,515

Comprehensive income:
Net income                                         66,586                                 66,586
Other comprehensive gain (loss):
  Net unrealized gain on derivatives                2,607
  Unrealized holding loss on revenue bonds        (36,608)
  Less: reclassification to net income             (1,951)
                                                ---------
  Other comprehensive loss                        (35,952)            (35,952)          (35,952)
                                                ---------
  Comprehensive income                          $  30,634
                                                ---------
Restricted shares granted                                                                 (2,774)
Amortization of share awards                                                               2,843
Elimination in manager interest                                                           (1,132)
Issuance of special preferred voting shares                                                  161
Conversion of Convertible CRA shares                                                          --
Issuance of Convertible CRA shares                                                       102,532
Issuance of common shares                                                                  1,828
Repurchase of treasury shares                                                               (275)
Distributions                                                                            (69,675)
                                                                    ---------          ---------
Balance at December 31, 2003                                        $  53,870          $ 817,657

                                                                     (continued)

           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (continued)

                                                 Beneficial         Beneficial
                                              Owner's Equity      Owner's Equity       Beneficial
                                                Convertible      Special Preferred   Owner's Equity-
                                              CRA Shareholders     Voting Shares         Manager
                                              ----------------   -----------------   ---------------
Balance at December 31, 2003                     $138,748           $     161           $      --

Comprehensive income:
Net income                                           8,577
Other comprehensive gain (loss):
  Net unrealized loss on derivatives
  Unrealized holding loss on revenue bonds
  Less: reclassification to net income
  Other comprehensive loss
  Comprehensive income

Options exercised and other share based
  compensation, net of forfeitures
Tax effect of amortization of share awards
Amortization of share awards
Conversion of Special Common Units and
  redemption of Special Preferred Voting
  Shares                                                                   (9)
Conversion of Convertible CRA shares               (27,585)
Issuance costs of Convertible CRA shares              (148)
Issuance of common shares
Repurchase of treasury shares
Distributions                                      (10,847)
                                                 ---------          ---------           ---------

Balance at December 31, 2004                     $ 108,745          $     152           $
                                                 ---------          ---------           ---------


                                                                    Treasury
                                                 Beneficial         Shares of
                                               Owner's Equity       Beneficial         Restricted
                                                Other Common        Interest -           Shares
                                                Shareholders          Common             Granted
                                              ----------------   -----------------   ---------------
Balance at December 31, 2003                     $ 644,641          $    (378)          $ (19,385)

Comprehensive income:
Net income                                          56,786
Other comprehensive gain (loss):
  Net unrealized loss on derivatives
  Unrealized holding loss on revenue bonds
  Less: reclassification to net income
  Other comprehensive loss
  Comprehensive income


Options exercised and other share based
  compensation, net of forfeitures                  (1,012)                                  (169)
Tax effect of amortization of share awards             448
Amortization of share awards                                                               11,632
Conversion of Special Common Units and
  redemption of Special Preferred Voting
  Shares                                            17,789
Conversion of Convertible CRA shares                27,585
Issuance costs of Convertible CRA shares
Issuance of common shares                          105,541
Repurchase of treasury shares                                          (2,592)
Distributions                                      (78,613)
                                                 ---------          ---------           ---------

Balance at December 31, 2004                     $ 773,165          $  (2,970)          $  (7,922)
                                                 ---------          ---------           ---------


                                                                   Accumulated
                                                                       Other
                                               Comprehensive       Comprehensive
                                                   Income          (Loss) Income           Total
                                              ----------------   -----------------   ---------------
Balance at December 31, 2003                                        $  53,870           $ 817,657

Comprehensive income:
Net income                                       $  65,363                                 65,363
                                                 ---------
Other comprehensive gain (loss):
  Net unrealized loss on derivatives                (1,078)
  Unrealized holding loss on revenue bonds         (24,188)
  Less: reclassification to net income                 217
                                                 ---------
  Other comprehensive loss                         (25,049)           (25,049)            (25,049)
                                                 ---------
  Comprehensive income                           $  40,314
                                                 ---------

Options exercised and other share based
  compensation, net of forfeitures                                                         (1,181)
Tax effect of amortization of share awards                                                    448
Amortization of share awards
Conversion of Special Common Units and
  redemption of Special Preferred Voting
  Shares                                                                                   17,780
Conversion of Convertible CRA shares                                                           --
Issuance costs of Convertible CRA shares
Issuance of common shares                                                                 105,541
Repurchase of treasury shares
Distributions                                                                             (89,460)
                                                                    ---------           ---------

Balance at December 31, 2004                                        $  28,821           $ 899,991
                                                                    ---------           ---------


          See accompanying notes to consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                             Years Ended December 31,
                                                                                       -----------------------------------
                                                                                         2004         2003          2002
                                                                                       ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $  65,363    $  66,586    $  60,833
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of revenue bonds                                                       (217)      (1,951)      (3,885)
   Loss on impairment of assets                                                              757        1,759          920
   Depreciation and amortization                                                          30,407       11,926        9,092
   Income allocated to preferred shareholders of subsidiary                                3,942        9,449       17,266
   Income allocated to Special Common Units of subsidiary                                 28,174        4,038           --
   Income (loss) allocated to minority interest                                              194          (54)         496
   Non-cash compensation expense                                                          11,632        2,843          674
   Other non-cash expense (income)                                                         2,982        3,329        6,323
   Deferred taxes                                                                        (20,544)      (9,491)         539
   Changes in operating assets and liabilities:
     Mortgage servicing rights                                                            (6,854)      (4,015)      (9,571)
     Other assets                                                                        (28,458)     (16,748)      (3,900)
     Loans to affiliates                                                                  (4,600)          --           --
     Deferred income                                                                      31,881       16,937          931
     Accounts payable, accrued expenses and other liabilities                                293          527        1,259
                                                                                       ---------    ---------    ---------
Net cash provided by operating activities                                                114,952       85,135       80,977
                                                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments from revenue bonds                                                          39,067       99,931      113,616
   Revenue bond acquisitions and fundings                                               (325,037)    (432,915)    (457,060)
   Advances to partnerships                                                             (173,526)     (18,925)          --
   Collection of partnership advances                                                    156,875       26,569           --
   Loan to Capri Capital                                                                 (84,000)          --           --
   Mortgage loans funded                                                                (563,710)    (364,300)    (433,000)
   Mortgage loans sold                                                                   558,100      369,800      431,900
   Acquisition of Related Capital Company                                                     --      (56,261)          --
   Acquisitions, net of cash acquired                                                     (1,579)        (788)      (3,590)
   Net decrease (increase) in other investments                                           10,498       18,391      (13,897)
   Deferred investment acquisition costs                                                      --      (11,170)     (14,233)
   Decrease (increase) in cash and cash equivalents - restricted                             757       20,149      (42,115)
                                                                                       ---------    ---------    ---------
Net cash used in investing activities                                                   (382,555)    (349,519)    (418,379)
                                                                                       ---------    ---------    ---------


           See accompanying notes to consolidated financial statements

                                    continued

                           CHARTERMAC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                      Year Ended December 31,
                                                                                -----------------------------------
                                                                                  2004         2003          2002
                                                                                ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                                  (84,395)     (65,121)     (56,441)
   Distributions to preferred shareholders of subsidiary                           (2,386)      (9,449)     (16,234)
   Distributions to Special Common Unit holders                                   (28,412)          --           --
   Proceeds from financing arrangements                                           281,060      521,153      197,176
   Repayments of financing arrangements                                          (112,639)    (292,805)     (67,313)
   Increase in notes payable                                                       20,872       55,842       11,969
   Issuance of common shares and convertible CRA shares                           111,119      104,841      125,599
   Offering costs  relating to issuance of common and  convertible CRA shares      (5,261)        (495)        (723)
   Issuance of preferred shares                                                   104,000           --       55,000
   Retirement of special preferred voting shares                                      (10)          --           --
   Treasury share purchases                                                        (2,592)        (275)          --
   Deferred financing costs                                                          (723)      (4,749)      (3,296)
                                                                                ---------    ---------    ---------

Net cash provided by financing activities                                         280,633      308,942      245,737
                                                                                ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                               13,030       44,558      (91,665)

Cash and cash equivalents at the beginning of the period                           58,257       13,699      105,364
                                                                                ---------    ---------    ---------

Cash and cash equivalents at the end of the period                              $  71,287    $  58,257    $  13,699
                                                                                =========    =========    =========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                $  31,057    $  23,417    $  12,703
   Taxes paid                                                                       8,040          137          178

   Non-cash investing and financing activities:
     Reclassification of goodwill to intangible assets:                          $     --      $    --    $   8,639
     Conversion of SCUs to common shares                                           17,789           --           --
     Conversion of CRA shares to common shares                                     27,585       21,870           --

   Acquisition of RCC
     Increase in investment in and advances to partnerships                                  $ (35,424)
     Increase in intangible assets                                                            (185,300)
     Increase in goodwill                                                                     (210,294)
     Increase in other assets and liabilities                                                   (1,272)
     Issuance of special common units                                                          288,006
     Increase in notes payable                                                                  28,952
     Increase in deferred tax liability                                                         59,071
                                                                                             ---------

                                                                                             $ (56,261)
                                                                                             =========


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiary statutory trusts, corporations which it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) (see Note 2). For the entities consolidated pursuant to FASB Interpretation No. 46(R), the financial information included is as of and for the period ended September 30, 2004, the latest practical date. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries.

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

Certain amounts from prior years have been reclassified to conform to the 2004 presentation.

B. REVENUE RECOGNITION

We derive our revenues from a variety of investments and services, summarized as follows:

     o    REVENUE BOND INTEREST INCOME

          We recognize income as it accrues, provided collectibility of future amounts is reasonably assured. We recognize contingent interest when received. For bonds with modified terms, or when collectibility is uncertain, we recognize revenue based upon expected cash receipts. For bonds which carry a different interest rate during the construction period than during the balance of the term, we calculate the effective yield on the bond and use that rate to recognize income over the life of the bond.

     o    FUND SPONSORSHIP FEES

          o PROPERTY ACQUISITION FEES are for services we perform in acquiring interests in property-owning partnerships which comprise the assets of funds we sponsor. We recognize these fees when the investor equity is invested and the properties have been acquired by the investment fund.

          o PARTNERSHIP MANAGEMENT FEES are for the following services we perform:

               o maintaining the books and records of an investment fund, including requisite investor reporting; and
               o monitoring the acquired property interests to ensure that their development, leasing and operations comply with low income housing or other tax credit requirements.

               We recognize these fees on a straight-line basis over the five year contractual service period following the initial closing of an investment fund.

          o ACQUISITION FEES received upon acquisition of revenue bonds are deferred and amortized over the estimated life of the revenue bond.

          o ORGANIZATION, OFFERING AND ACQUISITION ALLOWANCE FEES are for reimbursement of costs we incur for organizing the investment

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


               funds and for providing assistance in acquiring the properties to be included in the investment funds. The organization and offering allowance fee is recognized when the investor equity is raised and the acquisition allowance fee is recognized when the investment funds acquire properties. The related expenses are included in general and administrative expenses.

          o ASSET MANAGEMENT FEES from investment funds, based on a percentage of each investment fund's invested assets, are recorded monthly as earned, provided that collection is reasonably assured.

     o    MORTGAGE BANKING FEES

          o MORTGAGE ORIGINATION FEES for originating loans are recorded upon delivery of the closing documents to the purchaser of the loans.

          o MORTGAGE SERVICING FEE income is recognized on an accrual basis as the services are performed over the servicing period.

     o    CREDIT ENHANCEMENT FEES

          o Fees for credit enhancement are received monthly and recognized as income when due.

          o Fees for yield guarantee transactions, received in advance, are deferred and amortized over the guarantee periods on a straight-line basis. For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years. For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.

     o    OTHER INCOME

          o INTEREST INCOME on temporary investments such as cash in banks and short-term instruments, is recognized on the accrual basis as it becomes due.

          o    OTHER  INTEREST   INCOME  (from   promissory   notes,   mortgages
               receivable and other investments) is recognized on the accrual basis when due.

          o DEVELOPMENT FEES are earned from properties co-developed with unaffiliated developers and contributed to investment funds. Recognition of development fees is based on completion and stabilization of properties, after guarantees of completion and deficits are no longer anticipated to require funding, provided that collection is reasonably assured.

          o CONSTRUCTION SERVICE FEEs from borrowers for servicing revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.

          o EXPENSE REIMBURSEMENTS includes amounts billed to the investment funds and other affiliated entities ("affiliates") for the reimbursement of salaries and certain other ongoing operating expenditures incurred by RCC on behalf of these affiliates.

C. INVESTMENT IN REVENUE BONDS

We account for our investments in revenue bonds as available-for-sale debt securities under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115") due to a provision in most of the revenue bonds under which we have a right to require redemption prior to maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified. Accordingly, investments in revenue bonds are carried at their estimated fair values, with unrealized gains and losses reported in accumulated other comprehensive income.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Because revenue bonds have a limited market, we estimate fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and an appropriate market rate of interest.

When a revenue bond is underperforming with respect to certain of our standards (for example, expectations of timely construction completion, actual occupancy levels or actual debt service coverage) but we still expect to recover all contractual payments, we value it based on our estimate of the fair value as described above, although such fair value will not exceed the outstanding face amount. If we determine it is probable that we will not receive all contractual payments required when they are due, we deem a bond impaired and write it down to its estimated fair value and record a realized loss in the income statement.

D. MORTGAGE SERVICING RIGHTS ("MSRS")

We recognize as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loans originated and sold. Purchased MSRs are recorded at cost. For originated loans, we allocate total costs incurred to the loan originated and the MSR retained based on the relative fair values as determined by a third-party appraiser. All MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

MSRs are assessed for impairment based on the fair value of the assets as compared to carrying value. When we determine that a portion of the balance is not recoverable, the asset and the valuation allowance are reduced to reflect permanent impairment.

E. OTHER INVESTMENTS

We invest in partnership interests related to the real estate equity investment funds we sponsor. Typically, we hold these investments for a short period until we establish a new fund.

We account for our preferred equity investment in ARCap Investors, LLC ("ARCap") using the equity method pursuant to Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK ("APB No. 18") as interpreted by AICPA Statement of Position 78-9, ACCOUNTING FOR INVESTMENTS IN REAL ESTATE VENTURES, EITF Issue D-46, ACCOUNTING FOR LIMITED PARTNERSHIP INVESTMENTS and EITF 03-16, ACCOUNTING FOR INVESTMENTS IN LIMITED LIABILITY COMPANIES.

Our equity in the earnings of ARCap is accrued at the preferred dividend rate of 12%, which equals the income allocated to us per the LLC agreement, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

F. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity of three months or less. Restricted cash includes collateral for borrowings within our existing securitization programs and in accordance with Fannie Mae requirements.

G. DEFERRED COSTS

Prior to the RCC acquisition in November 2003 (see Note 3), we paid fees to RCC for its activities performed as our Manager (see Note 17). The fees pertaining to acquisitions of revenue bonds were capitalized and are amortized as a reduction to interest income over the terms of the revenue bonds. Since the acquisition, all fees paid for this purpose are charged to expense and the intercompany charges are eliminated in consolidation. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the revenue bonds are charged to operations.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


We capitalize costs incurred in connection with our MBIA securitization program (see Note 9) and amortize them on a straight-line basis over 10 years, which approximates the average remaining term to maturity of the revenue bonds in this program.

We capitalize costs incurred in connection with the issuance of preferred shares of our Equity Issuer subsidiary and amortize them on a straight-line basis over the period to the mandatory repurchase date of the shares. We record costs we incur in connection with the issuance of Convertible Community Reinvestment Act ("CRA") Shares as a reduction of beneficial owners' equity of such shares.

H. FINANCIAL RISK MANAGEMENT AND DERIVATIVES

We account for derivative financial instruments pursuant to SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities ("SFAS No. 133"), as amended and interpreted. We record derivatives classified as cash flow hedges at fair value, with changes in fair value recorded in accumulated other comprehensive income, to the extent they are effective. If deemed ineffective, we record the amount considered ineffective in the statement of income.

I. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment annually or if circumstances indicate there may be reason to believe impairment has occurred. Any such impairment would be charged to expense in the period in which it is determined. Should goodwill be deemed impaired, the useful lives of identified intangible assets may need to be reassessed and amortization accelerated, or such intangible assets could be deemed impaired as well.

We amortize other intangible assets on a straight-line basis over their estimated useful lives.

J. FAIR VALUE OF FINANCIAL INSTRUMENTS

As described above, our investments in revenue bonds, our MSRs and our liability under the interest rate derivatives are carried at estimated fair values. We have determined that the fair value of our remaining financial instruments, including temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at December 31, 2004 and 2003.

K. INCOME TAXES

We provide for income taxes in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

L. EARNINGS PER SHARE

Basic income per share represents income allocated to Common and Convertible CRA shareholders (see Note 14) by the weighted average number of Common and Convertible CRA shares outstanding during the period. Diluted income per share represents the weighted average number of shares outstanding during the period and the dilutive effect of common share equivalents, calculated using the treasury stock method.

The Convertible CRA shareholders are included in the calculation of shares outstanding as they share the same economic benefits as common shareholders. SCUs are not included in the calculation as they are antidilutive, since each share is convertible to one common share while the allocations to SCU holders exceed common dividends.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


M. GUARANTEES AND MORTGAGE BANKING LOSS SHARING AGREEMENT

For guarantees issued since January 1, 2003, we record liabilities (included in deferred income) equal to the fair values of the guarantee obligations undertaken. For yield guarantees and other credit enhancement obligations for which we receive fees, the fees received are considered the measure of fair value, in accordance with FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). For completion guarantees issued to lenders for the underlying financing of properties, as required by an investment fund, we generally recognize no liability upon inception of the guarantee as the exposure is considered minimal and no fee is received.

For mortgage loans originated since January 1, 2003, we account for exposure to loss under our servicing contract with Fannie Mae as guarantees under FIN 45, recording an asset and a liability equal to the estimated portion of the servicing cash flows deemed to represent compensation for our guarantee. We offset cash received for the guarantee against the asset and credit interest income for the change in asset due to the passage of time. The portion of the liability representing an accrual for probable losses is adjusted as loss estimates change and the portion representing our willingness to stand by as guarantor is amortized over the expected life of the guarantee. We evaluate loans owned for impairment on a specific loan basis based on debt service coverage ratios.

N. MORTGAGE BANKING LOAN LOSS RESERVE

We place loans on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and anticipate they will be fully collectible. An impaired loan is defined, as noted within accounting guidance, when we determine it is probable that not all required contractual payments will be made when due. Our primary tool to determine which loans are likely to incur a loss is to evaluate the debt service coverage ratio based on our historical experience with similar properties and the frequency of such losses. There were no nonaccrual or impaired loans at December 31, 2004 or December 31, 2003.

We record provisions as an expense and as a contra-asset account on the balance sheet under Mortgage Servicing Rights (See Note 5).

O. SHARE BASED COMPENSATION

We account for our share options in accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Accordingly, we record compensation cost, based on the options' estimated fair value, on a straight-line basis over the vesting period. The fair values of option grants are estimated using the Black-Scholes option-pricing model.

Prior to our acquisition of RCC in November 2003 (see Note 3), most options granted were issued to non-employees rendering services to us under our management agreement with RCC. As such, we estimated the fair value of the share options at each period-end up to the vesting date, and adjusted the expense accordingly. Upon the acquisition of RCC, such optionees became employees and the fair value of the options at that date became the basis of amortization until the respective vesting dates.

We record restricted share grants as a contra-account within shareholder's equity. The balance recorded equals the number of shares issued multiplied by the closing price of our common shares on the grant date. We amortize the cost over the vesting period of the shares on a straight-line basis. Any shares granted with immediate vesting are expensed when granted.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS AND ENTITIES CONSOLIDATED PURSUANT TO FIN 46(R)

A. NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"). FIN 46(R) clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, we adopted FIN 46(R). See below regarding the impact of our adopting this standard.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt. Pursuant to SFAS No. 150, we have classified mandatorily redeemable preferred securities previously shown as mezzanine equity as a liability in our balance sheets, and the dividends paid on such shares as interest expense; dividends related to prior periods remain classified as income allocated to preferred shareholders of subsidiary.

The following accounting pronouncements issued in 2002 and 2003 related to disclosure only or had no material impact on our financial statements:

     o SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS, issued in April 2002.
     o SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, issued in July 2002.
     o SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, issued in December 2002.
     o SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued in April 2003.

In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which replaces SFAS No. 123 and which we are required to adopt by the third quarter of 2005. As we have been accounting for share based payments following the fair-value provisions of SFAS No. 123, we expect the impact of our adoption of this standard to be immaterial.

B. FIN 46(R)

Through  our   acquisition  of  RCC  (see  Note  3),  and  in  subsequent   fund
originations, we became the general partner or equivalent in 90 entities in which we have no financial investment. Typically, outside investors acquire all partnership interest in an upper-tier, or investment partnership, or 100% of the membership interest if structured as a limited liability company. The investment partnership, in turn, invests as a limited partner in one or more lower-tier, or operating partnerships, that own and operate the multifamily housing complexes. Partners in the investment partnerships are most often corporations who are able to utilize the tax benefits, which are comprised of operating losses and Low-Income Housing Tax Credits ("LIHTCs").

Investment and operating partnerships in which the limited partners or limited members do not have the right to remove us as the general partner or managing member are variable interest entities ("VIEs") as defined by FIN 46(R). We have concluded that, as the general partner or managing member for these type of investments, we are the primary beneficiary as defined by FIN 46(R) because we absorb the majority of the expected income and loss variability (as we are entitled to fees and are the "decision maker" of the funds), and such variability is disproportionate to our actual ownership interest, which is none. In addition, our executive officers have nominal, indirect equity interests in many of the funds. We have consolidated the assets and liabilities of these entities in our balance sheet and have recorded their results of operations in our statement of income beginning April 1, 2004. Upon adoption of FIN 46(R), we recorded the assets and liabilities of the VIEs we consolidated at their historical bases, which approximated their fair values at that date. As noted

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


above, the balance sheets and statements of operations consolidated in our financial statements are as of and for the period ended September 30, 2004, the latest date available.

NOTE 3 - ACQUISITIONS

A. RELATED CAPITAL COMPANY

On November 17, 2003, we acquired the ownership interests in and substantially all of the businesses operated by Related Capital Company ("RCC") (other than specific excluded interests) for approximately $346.0 million. The consideration paid included:

     o    $50.0 million in cash, paid to one of the selling principals;
     o approximately 15.9 million Special Common Units ("SCUs") in a newly formed subsidiary (see Note 13); and
     o approximately 15.9 million special preferred voting shares associated with the SCUs (see Note 14).

The cash portion of the acquisition and associated acquisition costs were funded by two bridge loans totaling $60.0 million (see Note 10). In connection with the acquisition, we also established a restricted share program and issued approximately 778,000 of our common shares to employees of RCC (other than the selling principals) and granted 1,000,000 share options to our non-executive chairman (see Note 15). In addition, our subsidiary issued approxi- mately 217,000 SCUs to employees of RCC (other than the selling principals).

We accounted for the acquisition as a purchase and allocated the cost based on the estimated fair values of the assets acquired and liabilities assumed. We valued intangible assets based on an appraisal by an independent valuation firm. We recorded the excess of the purchase price over the net assets acquired (including identified intangibles) as goodwill.

Prior to the acquisition, RCC acted as our external manager (the "Manager"). See
Note 17 regarding related party transactions prior to the acquisition and Note 16 regarding earnings per share treatment of allocations to the Manager prior to the acquisition.

In recording our acquisition of RCC, we ascribed approximately $5.1 million of the purchase price to the estimated future cash flows to be received from general partner interests in investment partnership in which we maintain a non-equity controlling partner. From time to time, the general partner of the investment funds may be called upon to fund investment fund operations. In such a case, we would advance the funds (on behalf of the general partner) and would be repaid out of future operating cash flow or sale or refinancing proceeds received by the investment fund.

B. PW FUNDING/CHARTERMAC MORTGAGE CAPITAL CORP.

In December 2001, we acquired 80% of the common shares of PW Funding, Inc. ("PWF"). During 2002 and 2003, we acquired another 7% of the common shares. The aggregate cost of the shares, including debt assumed and repaid and true-up payments subsequent to the purchase dates, was $40.0 million, all of which was paid in cash. We accounted for the acquisition as a purchase and allocated the purchase price to the assets and liabilities at their respective fair values, including $7.9 million recorded as MSRs and $6.2 million recorded as goodwill.

See Note 21 regarding our 2005 purchase of the remaining shares of PWF, which we have also renamed CharterMac Mortgage Capital Corp. ("CMC").

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 4 - REVENUE BONDS

The following tables summarize our revenue bond portfolio at December 31, 2004:

                             (Dollars in Thousands)

                            Units          Face Amount of Bond     Fair Value at 12/31/04
                       -----------------  ---------------------    ----------------------


                Number            % of                    %of                     %of
               of Bonds   Number  Total     $ Amount     Total      $ Amount     Total
               -------- ----------------  -----------------------------------------------

BY STATE:
---------------
Texas             67     11,270    24.3%    $ 601,402    27.7%     $  609,854     28.6%
Georgia           24      6,019    13.0%      313,960    14.4%        305,355     14.3%
California        42      4,924    10.6%      241,008    11.1%        226,867     10.6%
Florida           25      4,150     9.0%      175,782     8.1%        165,466      7.8%
Missouri          11      2,203     4.7%      105,928     4.9%         95,948      4.4%
All others       104     17,794    38.4%      734,152    33.8%        731,517     34.3%
-----------------------------------------------------------------------------------------
Subtotal         273     46,360   100.0%    2,172,232   100.0%      2,135,007    100.0%

Eliminations(1)   (5)      (541)      --      (31,667)      --        (34,287)       --
---------------------------------------------------------------------------------------
Total            268     45,819       --   $2,140,565       --     $2,100,720        --
=======================================================================================
2003 Total       243     40,556   100.0%   $1,838,801   100.0%     $1,871,009    100.0%
=======================================================================================

BY PROPERTY
STATUS:
---------------
Stabilized       112     18,668    40.3%   $  772,084    35.5%     $  775,122     36.3%
Lease-up          86     16,429    35.4%      817,773    37.6%        805,760     37.7%
Construction      46      6,197    13.4%      355,580    16.4%        335,543     15.8%
Rehab             29      5,066    10.9%      226,795    10.5%        218,582     10.2%
---------------------------------------------------------------------------------------
Subtotal         273     46,360   100.0%    2,172,232   100.0%      2,135,007    100.0%

Eliminations(1)   (5)      (541)      --      (31,667)      --        (34,287)       --
---------------------------------------------------------------------------------------
Total            268     45,819       --   $2,140,565       --     $2,100,720        --
=======================================================================================
2003 Total       243     40,556   100.0%   $1,838,801   100.0%     $1,871,009    100.0%
=======================================================================================


                                Pertinent Weighted Average Dates      Annualized Base Interest
                              -------------------------------------   ------------------------
                   Current                                                                       Occupancy
                    Stated                Optional                                                   on          DSCR on
                   Interest              Redemption                                     %of      Stablized     Stabilized
                    Rate      Put Date      Date      Maturity Date    $ Amount        Total     Properties    Properties
               -----------------------------------------------------------------------------------------------------------

BY STATE:
---------------
Texas               7.04%     Jun-19      Sept-18       Sep-41        $   42,673       28.2%        87.0%        1.00x
Georgia             6.16%     Aug-18      Apr-16        Feb-41            21,101       14.0%        84.8%        0.73x
California          6.79%     Sep-18      Mar-17        Sep-38            16,910       11.2%        96.3%        1.30x
Florida             7.08%     Mar-20      May-15        May-39            12,455        8.2%        94.4%        1.31x
Missouri            6.70%     Oct-16      May-12        Apr-34             7,292        4.8%        89.1%        1.22x
All others          6.69%     Aug-18      Aug-16        Dec-37            50,713       33.6%        89.6%        1.16x
--------------------------------------------------------------------------------------------------------------------------
Subtotal                                                                 151,144      100.0%        90.7%        1.14x
                                                                      ====================================================
Eliminations(1)
---------------
Total
===============
2003 Total                                                            $  127,002      100.0%        91.8%        1.20x
===============                                                       ====================================================

BY PROPERTY
STATUS:
---------------
Stabilized                    Jul-16      Mar-14        Oct-34        $   55,940       37.0%        90.7%        1.14x
Lease-up                      May-19      Jul-16        Apr-41            56,809       37.6%        N/A          N/A
Construction                  Mar-21      Dec-20        Oct-43            23,782       15.7%        N/A          N/A
Rehab                         Apr-21      Apr-21        Nov-41            14,613        9.7%        N/A          N/A
---------------               --------------------------------------------------------------------------------------------
Subtotal                                                              $  151,144      100.0%        90.7%        1.14x
                                                                      ====================================================
Eliminations(1)
---------------
Total
===============
2003 Total                                                            $  127,002      100.0%        91.8%        1.20x
===============                                                       ====================================================

(1)  These  bonds  are  recorded  as   liabilities  on  the  balance  sheets  of
consolidated VIEs (See Note 2) and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 4 - REVENUE BONDS (CONTINUED)

                             (Dollars in Thousands)

                               Units          Face Amount of Bond
                           ----------------  ---------------------


                   Number            % of                    %of
                  of Bonds   Number  Total     $ Amount     Total
                  -------- ----------------  ---------------------

BY PUT DATE:
----------------
No put date          50      1,019     2.2%   $   81,233      3.7%
With 6 months
notice                2        400     0.9%        8,325      0.4%
2005                  6      1,380     3.0%       59,925      2.8%
2006-2010             6      1,404     3.0%       57,250      2.6%
2011-2015             9      2,414     5.2%       94,263      4.3%
2016-2020           160     30,919    66.7%    1,448,907     66.7%
2021-2025            28      6,381    13.8%      312,878     14.4%
2026-2030            11      2,339     5.0%      102,451      4.7%
2031-2035             1        104     0.2%        7,000      0.4%
------------------------------------------------------------------
Subtotal            273     46,360   100.0%    2,172,232    100.0%

Eliminations (1)     (5)      (541)      --      (31,667)       --
------------------------------------------------------------------
Total               268     45,819       --   $2,140,565        --
==================================================================
2003 Total          243     40,556   100.0%   $1,838,801    100.0%
==================================================================

BY MATURITY DATE:
-----------------
2006-2010            20        640     1.4%$      39,658      1.8%
2011-2015            20        293     0.6%       23,945      1.2%
2016-2020            17      1,352     2.9%       79,042      3.6%
2021-2025            14      1,024     2.2%       59,520      2.7%
2026-2030            10      2,132     4.6%       68,847      3.2%
2031-2035            11      2,520     5.4%       94,424      4.3%
2036-2040            56     11,217    24.2%      450,227     20.7%
2041-2045           115     24,835    53.6%    1,233,469     56.8%
2046 and after       10      2,347     5.1%      123,100      5.7%
------------------------------------------------------------------
Subtotal            273     46,360   100.0%    2,172,232    100.0%

Eliminations (1)     (5)      (541)      --      (31,667)       --
------------------------------------------------------------------
Total               268     45,819       --   $2,140,565        --
==================================================================
2003 Total          243     40,556   100.0%   $1,838,801    100.0%
==================================================================

                             (Dollars in Thousands)

                   Fair Value at 12/31/04
                  ------------------------
                                               Current
                                                Stated
                                     %of       Interest
                       $ Amount     Total       Rate
                  -------------------------------------

BY PUT DATE:
----------------
No put date          $   77,024       3.6%     7.16%
With 6 months
notice                    8,928       0.4%     7.74%
2005                     56,353       2.6%     7.17%
2006-2010                56,678       2.7%     7.47%
2011-2015                96,005       4.5%     7.02%
2016-2020             1,434,441      67.2%     6.92%
2021-2025               293,009      13.8%     5.61%
2026-2030               105,630       4.9%     6.64%
2031-2035                 6,939       0.3%     5.50%
-------------------------------------------------------
Subtotal              2,135,007     100.0%     6.75%
                                    ===================
Eliminations (1)        (34,287)
-------------------------------
Total                $2,100,720
===============================
2003 Total           $1,871,009     100.0%     6.93%
=======================================================

BY MATURITY DATE:
-----------------
2006-2010            $   36,069       1.7%     7.30%
2011-2015                20,951       1.0%     6.12%
2016-2020                75,390       3.5%     6.99%
2021-2025                57,668       2.7%     7.63%
2026-2030                70,078       3.3%     7.02%
2031-2035                95,578       4.5%     6.67%
2036-2040               453,569      21.2%     7.17%
2041-2045             1,211,732      56.8%     6.67%
2046 and after          113,972       5.3%     5.30%
-------------------------------------------------------
Subtotal              2,135,007     100.0%     6.75%
                                    ===================
Eliminations (1)        (34,287)
-------------------------------
Total                $2,100,720
===============================
2003 Total           $1,871,009     100.0%     6.93%
=======================================================

(1)  These  bonds  are  recorded  as   liabilities  on  the  balance  sheets  of
     consolidated   VIEs  (See  Note  2)  and  are   therefore   eliminated   in
     consolidation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Reconciliation of revenue bonds:                               2004             2003             2002
------------------------------------------------------     -----------      -----------      -----------
(In thousands)
Balance at beginning of period                             $ 1,871,009      $ 1,579,590      $ 1,137,715
  Acquisitions and additional fundings                         325,037          432,915          457,060
  Repayments                                                   (26,477)         (83,795)        (108,630)
  Regular principal payments                                   (12,589)         (16,136)          (4,986)
  Carrying amount less than repayment proceeds                     400            2,472            4,273
  Advance held by Trustee                                           --           (3,643)              --
  Impairment losses                                               (610)          (1,759)            (920)
  Net change in fair value                                     (20,766)         (38,559)          95,126
  Accretion of deferred income and purchase accounting
    adjustment                                                     (97)             (76)             (48)
  Reclassification to other assets                                (900)              --               --
                                                           -----------      -----------      -----------
    Subtotal                                                 2,135,007        1,871,009        1,579,590
  Less: eliminations (1)                                       (34,287)              --               --
                                                           -----------      -----------      -----------
Balance at close of period                                 $ 2,100,720      $ 1,871,009      $ 1,579,590
                                                           ===========      ===========      ===========

(1)  These  bonds  are  recorded  as   liabilities  on  the  balance  sheets  of
     consolidated   VIEs  (See  Note  2)  and  are   therefore   eliminated   in
     consolidation.

Certain revenue bonds provide for "participating interest" which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds. Bonds that contain these provisions are referred to as "participating" while the rest are "non-participating". Both the stated and participating interest on the revenue bonds are exempt from federal income tax. Participating interest included in interest revenue was approximately $230,000 in 2004, $2.0 million in 2003 and $3.1 million in 2002.

As of December 31, 2004, approximately $2.0 billion of our revenue bonds were securitized or pledged as collateral in relation to financing arrangements (see
Note 9).

The amortized cost basis of our portfolio of revenue bonds, and the related unrealized gains and losses were as follows at December 31:

(In thousands)                             2004             2003
                                       -----------      -----------
Amortized cost basis                   $ 2,098,944      $ 1,814,180
Gross unrealized gains                      50,716           65,394
Gross unrealized losses                    (14,653)          (8,565)
                                       -----------      -----------
Subtotal/fair value                      2,135,007        1,871,009
  Less: eliminations (1)                   (34,287)              --
                                       -----------      -----------
Total fair value per balance sheet     $ 2,100,720      $ 1,871,009
                                       ===========      ===========

(1) These bonds are recorded as liabilities on the balance sheet of entities consolidated pursuant to FIN 46(R) (See Note 2) and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position is summarized in the table below:


(Dollars in thousands)                        December 31, 2004
                               ------------------------------------------------

                                 Less than         12 Months
                                 12 Months          or More          Total
                               --------------    -------------   --------------
Number                                   42                39               81
Fair value                       $  392,856        $  217,196       $  610,052
Gross unrealized loss            $   (6,543)       $   (8,110)      $  (14,653)


                                              December 31, 2003
                               ------------------------------------------------

                                 Less than         12 Months
                                 12 Months          or More          Total
                               --------------    -------------   --------------
Number                                   54                 8               62
Fair value                       $  216,743        $   36,660       $  253,403
Gross unrealized loss            $   (5,789)       $   (2,777)      $   (8,566)

The unrealized losses related to these revenue bonds are due solely to changes in interest rates, in that we calculate present values based upon future cash flows from the bonds and discount these cash flows at the current rate on our recent bond issuances; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds until recovery and have therefore concluded that these declines in value are temporary. For discussion of other-than temporary impairments, see BOND IMPAIRMENT below.

The following is a table summarizing the maturity dates of revenue bonds we hold as of December 31, 2004:

                                   Outstanding                         Weighted
                                       Bond                             Average
(In thousands)                        Amount        Fair Value       Interest Rate
------------------------------     -----------      -----------      -------------
Due between one and five years     $    35,549      $    33,474         7.08%
Due after five years                 2,071,786        2,101,533         6.75%
                                   -----------      -----------      -------------
 Total/weighted average              2,107,335        2,135,007         6.75%
                                                                     ===========
  Less: eliminations (1)               (31,063)         (34,287)
                                   -----------      -----------
 Total                             $ 2,076,272      $ 2,100,720
                                   ===========      ===========

(1) These bonds are recorded as liabilities on the balance sheet of entities consolidated pursuant to FIN 46(R) (See Note 2) and are therefore eliminated in consolidation.

The principal and interest payments on each revenue bond are payable primarily from the cash flows of the underlying properties, including proceeds from a sale of a property or the refinancing of the mortgage loan securing a bond. None of the revenue bonds constitutes a general obligation of any state or local government, agency or authority. The structure of each mortgage loan mirrors the structure of the corresponding revenue bond that it secures. In order to protect the tax-exempt status of the revenue bonds, the owners of the underlying properties are required to enter into agreements to own, manage and operate the properties in accordance with requirements of the Internal Revenue Code of 1986, as amended.

No single revenue bond provided interest income that exceeded 10% of our total revenue for the years ended December 31, 2004, 2003, or 2002. Other than those detailed in the table on page 67, based on face amount, no state comprises more than 10% of the total at December 31, 2004 or 2003.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


All of our revenue bonds bear fixed base interest rates and, to the extent permitted by existing regulations, may also provide for contingent interest and other features. Terms are expected to be five to 35 years, although we may have the right to cause repayment prior to maturity through a mandatory redemption feature (five to seven years with up to six month's notice). In some cases, the bonds call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on 30 to 40 year level debt service amortization schedules.

Revenue bonds are generally not subject to optional prepayment during the first five to ten years of our ownership and may carry various prepayment penalty structures. Certain revenue bonds may be purchased at a discount from their face value.

In selected circumstances, and generally only in connection with the acquisition of tax-exempt revenue bonds, we may acquire a small amount of taxable bonds:

     o which we may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds; and
     o to fund certain costs associated with the issuance of the bonds, that under current law cannot be funded by the proceeds of the bond itself.

Revenue  bonds  acquired  and/or  additional   fundings  made  during  2004  are
summarized below:

                                                                         Weighted         Weighted
                                                                         Average           Average
                                                        Face           Construction       Permanent
(In thousands)                                         Amount              Rate         Interest Rate
-------------------------------------------------    -------------    -------------    --------------
Construction/rehabilitation properties                  $290,907          5.45%             6.49%
 Additional funding of existing bonds                     34,130          3.60%             4.28%
                                                     -------------    -------------    --------------
Total 2004 acquisitions                                 $325,037          5.26%             6.26%
                                                     =============    =============    ==============

Revenue bonds repaid during 2004 are summarized below:


                                                      Outstanding                        Realized
(In thousands)                                           Value          Proceeds           Gains
-------------------------------------------------    --------------   -------------    --------------
 Non-participating revenue bonds stabilized              $26,470        $26,870             $217
                                                     ==============   =============    ==============

Revenue  bonds  acquired  and/or  additional   fundings  made  during  2003  are
summarized below:


                                                                         Weighted         Weighted
                                                                         Average           Average
                                                        Face           Construction       Permanent
(In thousands)                                         Amount              Rate         Interest Rate
-------------------------------------------------    -------------     ------------    --------------
Construction/rehabilitation properties                  $421,595           6.21%            6.58%
Additional funding of existing bonds                      11,320           7.00%            7.00%
                                                     -------------     ------------    --------------
Total 2003 acquisitions                                 $432,915           6.23%            6.59%
                                                     =============     ============    ==============

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Revenue bonds and notes repaid during 2003 are summarized below:

                                                      Outstanding                         Realized
(In thousands)                                           Value          Proceeds       Gains (Losses)
-------------------------------------------------    --------------   -------------    --------------
Participating revenue bonds stabilized                    $21,330         $23,550          $  2,220
Non-participating revenue bonds stabilized                 55,465          60,346              (269)
Notes stabilized                                              245             245                --
                                                     --------------   -------------    --------------
Total 2003 dispositions                                   $77,040         $84,141          $  1,951
                                                     ==============   =============    ==============

BOND IMPAIRMENT

In the third quarter of 2004, in light of the underperformance of one of our investments, which will necessitate the temporary revision of payment terms, we recognized an impairment loss of approximately $610,000.

In 2003, because of developer defaults and a softening of the market of an underlying property, we determined that one of our revenue bonds was impaired, and wrote down the bond to its estimated fair value, recognizing an impairment loss of approximately $1.8 million. The first mortgage was foreclosed upon in October 2004. The bonds were subsequently retired and CharterMac owns the land valued at $900,000.

In 2001 and 2002, the borrowers of one of our revenue bonds failed to make regular interest payments, we determined the bond was impaired and its trustee foreclosed on the underlying property. In 2002, we began marketing the property and it was ultimately sold in 2003. In connection with this revenue bond, we recorded an impairment loss of approximately $920,000 in 2002 and a loss on disposal of approximately $631,000 in 2003.

NOTE 5 - MORTGAGE SERVICING RIGHTS

The components of the change in MSRs and related reserves were as follows:


Servicing Assets                                                 (In thousands)
-------------------------------------------------------         ---------------
Balance at December 31, 2002                                        $35,594
MSRs capitalized                                                      6,490
Amortization                                                         (6,259)
Increase in reserves                                                 (2,474)
                                                                ---------------

Balance at December 31, 2003                                         33,351
MSRs capitalized                                                      6,588
Amortization                                                         (7,839)
Decrease in reserves                                                    266
                                                                ---------------
Balance at December 31, 2004                                        $32,366
                                                                ===============


Reserve for Loan Loss Reserves of Servicing Assets
-------------------------------------------------------

Balance at December 31, 2002                                        $ 4,271
Additions                                                             2,474
                                                                ---------------

Balance at December 31, 2003                                          6,745
Reductions                                                             (266)
                                                                ---------------
Balance at December 31, 2004                                        $ 6,479
                                                                ===============

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The estimated fair values of the MSRs, based upon third-party valuations, were $39.3 million at December 31, 2004 and $39.7 million at December 31, 2003. The significant assumptions used in estimating the fair values at December 31, 2004 were as follows:

                                          Fannie Mae             FHA            Freddie Mac
                                         ---------------     --------------    ---------------
Weighted average discount rate                  17.14%             16.07%             17.17%
Weighted average pre-pay speed                  11.40%             10.09%             13.96%

Weighted average lockout period              4.8 years          3.6 years          6.9 years
Cost to service loans                           $2,463             $1,259             $1,956
Acquisition cost (per loan)                     $1,500             $  500             $1,482

The table below illustrates hypothetical, fair values of MSRs at December 31, 2004 caused by assumed immediate adverse changes to key assumptions which are used to determine fair value.

                                                    (In thousands)

Fair value of MSRs at December 31, 2004                 $39,264

Prepayment speed:
   Fair value after impact of +10% change                38,954
   Fair value after impact of -10% change                39,570
   Fair value after impact of +20% change                38,669
   Fair value after impact of -20% change                39,903

Discount rate:
   Fair value after impact of +10% change                37,279
   Fair value after impact of -10% change                41,477
   Fair value after impact of +20% change                35,490
   Fair value after impact of -20% change                43,960

Default rate:
   Fair value after impact of +10% change                39,290
   Fair value after impact of -10% change                39,371
   Fair value after impact of +20% change                39,178
   Fair value after impact of -20% change                39,705

NOTE 6 - OTHER INVESTMENTS

Investments other than revenue bonds consisted of:


(In thousands)                                                       2004            2003
--------------------------------------------------------------    -----------     -----------
Investment in equity interests in LIHTC properties                 $  40,132         $24,644
Investment in properties under development                             3,157           1,994
Investment in ARCap                                                   19,054          19,054
Capri Capital loan                                                    84,000              --
Mortgage loans receivable                                             27,480          21,870
Other investments                                                     13,683          29,938
                                                                  -----------     -----------
Total other investments                                            $ 187,506         $97,500
                                                                  ===========     ===========

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


INVESTMENTS IN EQUITY INTERESTS IN LIHTC PROPERTIES

Through a subsidiary, we acquire equity interests in property ownership entities on a short-term basis, and also invest funds with third-party developers to develop properties for inclusion in Fund Management offerings to investors. We expect to recapture such amounts from the proceeds of the equity and debt financing when the investment fund has closed. The developer also guarantees repayment of these investments. Substantially all of these investments are pledged as collateral for our borrowings under a warehouse facility (see Note
10).

INVESTMENTS IN PROPERTIES UNDER DEVELOPMENT

We  invest  funds  in  affiliated  entities,   whereby  subsidiaries  co-develop
properties to be sold to investment funds. Development investments include amounts invested to fund pre-development and development costs. Investment funds we sponsor acquire the limited partnership interests in these properties. We expect to recapture these amounts from various sources attributable to the properties, including capital contributions of investments funds, cash flow from operations, and/or from co-development partners, who in turn have cash flow notes from the properties. In connection with our co-development agreements, affiliates of CharterMac issue construction completion, development deficit guarantees and operating deficit guarantees to the lender and investment funds (for the underlying financing of the properties) on behalf of our subsidiary (see Note 20).

INVESTMENT IN ARCAP

We hold approximately 740,000 units of Series A Convertible Preferred Membership Interests in ARCap Investors, LLC, a provider of portfolio management services. The cost was $25 per unit, and the shares carry a preferred return of 12%.

CAPRI CAPITAL LOAN

In July 2004, CM Investor LLC ("CM Investor"), one of our subsidiaries, provided an interim loan in the principal amount of $84.0 million ("Interim Loan") to Capri Capital Limited Partnership ("Capri"), which bears interest at a rate of 11.5% per year and matures on January 15, 2005 subject to extension.

We funded the Interim Loan  through  bridge loans from Bank of America (See Note
10).

See Note 21 regarding the extension and conversion of this loan and the subsequent acquisition of a Capri subsidiary.

MORTGAGES LOANS RECEIVABLE

CMC originates mortgages pursuant to purchase agreements and holds them until settlement of their sale is completed. We are entitled to the interest income paid by the borrower during this holding period.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 7 - DEFERRED COSTS

The components of deferred costs at December 31 were as follows:


(In thousands)                                                       2004             2003
--------------------------------------------------------------    ------------     ------------
Deferred bond selection costs (1)                                   $ 43,989         $ 44,888
Deferred financing costs                                              15,214           13,027
Deferred costs relating to the issuance of preferred shares
  of subsidiary (see Note 13)                                         12,890           10,445
Other deferred costs                                                   4,802            3,511
                                                                  ------------     ------------
                                                                      76,895           71,871
Less: Accumulated amortization                                       (19,635)         (13,463)
                                                                  ------------     ------------

                                                                    $ 57,260         $ 58,408
                                                                  ============     ============

(1) Primarily represents the bond selection fee paid to the Manager prior to our acquisition of RCC (see Notes 3 and 17).

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 141, BUSINESS COMBINATIONS, in 2001 and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, in 2002 and determined that our previously capitalized goodwill met the SFAS No. 141 criteria for recognition as intangible assets apart from goodwill. Accordingly, we continue to amortize the remaining balances over their remaining useful lives, subject to impairment testing and, therefore, the adoption of SFAS No. 142 did not materially affect our results of operations.

A. GOODWILL

The following table provides information regarding goodwill by segment:

                                           Fund           Mortgage
(In thousands)                          Management         Banking          Total
-----------------------------------     ----------       ----------       ----------
Balance at December 31, 2002            $       --       $    4,793       $    4,793
Additions                                  209,164              788          209,952
                                        ----------       ----------       ----------

Balance at December 31, 2003               209,164            5,581          214,745
Additions                                      916              663            1,579
Reductions                                  (9,927)              --           (9,927)
                                        ----------       ----------       ----------

Balance at December 31, 2004            $  200,153       $    6,244       $  206,397
                                        ==========       ==========       ==========

The 2001 CMC acquisition agreement stipulated that we make periodic "true-up" and contingent payments to the original CMC shareholders for a period of up to three years from the acquisition date. Pursuant to this agreement, we paid approximately $3.0 million in 2002, $700,000 in 2003 and $663,000 in 2004 and recorded the payments as additional goodwill. These true-up payments were based on:

     o the increase in the value of mortgage servicing rights due to certain loans closing;
     o changes between the audited balance sheet used for the initial purchase price and the audited balance sheet at December 31, 2001;
     o    payments of certain servicing fees; and
     o    forward conversions of previously committed loans.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


In addition, we paid approximately $583,000 and $91,000 in 2002 and 2003, respectively, for various costs we incurred in relation to the acquisition of CMC, which were also recorded as goodwill.

The reduction to Fund Management goodwill in 2004 pertained to the conversion of SCUs (see Note 13), the deferred tax impact of which served to effectively lower the purchase price of RCC, partially offset by adjustments to estimated liabilities recorded at the time of the acquisition.

B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                  Estimated
                                   Useful
                                    Life                             Accumulated
 (In thousands)                   (in Years)   Carrying Amount       Amortization            Net
-------------------------------   ----------  ------------------  ------------------  ------------------
                                                2004      2003      2004      2003      2004      2003
                                              --------  --------  --------  --------  --------  --------
Amortized identified intangible
   assets:
   Trademarks and trade names        21.0     $ 25,100  $ 25,100  $  1,338  $    143  $ 23,762  $ 24,957
   Partnership service
   contracts                          9.4       47,300    47,300     5,661       604    41,639    46,696
   Transactional
   relationships                     16.7      103,000   103,000     9,436     1,006    93,564   101,994
   General partner interests          9.0        5,100     5,100       634        68     4,466     5,032
   Joint venture developer
    relationships                     5.0        4,800     4,800     1,075       115     3,725     4,685
   Other                              9.3        4,427     4,427     2,703     2,227     1,724     2,200
                                  ----------  --------  --------  --------  --------  --------  --------
Subtotal/weighted average            14.5      189,727   189,727    20,847     4,163   168,880   185,564

Unamortized Identified
   Intangible Assets:
   Mortgage Banking Licenses                     8,639     8,639        --        --     8,639     8,639
                                              --------  --------  --------  --------  --------  --------

Total Identified Intangible
   Assets                                     $198,366  $198,366  $ 20,847  $  4,163  $177,519  $194,203
                                              ========  ========  ========  ========  ========  ========

Amortization Expense Recorded                                     $ 16,684  $  2,413
                                                                  ========  ========

The estimated amortization expense for intangible assets for the next five years is as follows:

                               (In thousands)

          2005                      $16,207
          2006                      $16,207
          2007                      $16,207
          2008                      $16,092
          2009                      $14,658


The amortization of other identified intangible assets (approximately $477,000 per year) is included as a reduction to revenue bond interest income as they pertain to the acquisition of such bond investments.

C. IMPAIRMENT

The initial gross carrying amounts for identified intangible assets were based on third party valuations. We review goodwill and intangible assets annually for impairment. Through December 31, 2004, we have concluded that these assets have not been impaired.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 9 - FINANCING ARRANGEMENTS

Following are the components of financing arrangements at December 31:

(In thousands)                     2004            2003
-------------------------       ----------      ----------
P-FLOATs/RITES                  $  462,928      $  316,508
MBIA:
    Floater Certificates           405,500         383,500
    Auction Certificates           100,000         100,000
Fixed-Rate Securitization          100,000         100,000
                                ----------      ----------

Total                           $1,068,428      $  900,008
                                ==========      ==========

A. P-FLOATS/RITES PROGRAM ("P-FLOATS")

We have securitized certain revenue bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATs/RITES program. Under this program, we transfer certain revenue bonds, or trust certificates that represent senior interests in the bonds, to Merrill Lynch and they deposit each revenue bond into an individual special purpose trust together with a credit enhancement guarantee. A credit enhanced custodial receipt is issued and deposited into a second trust. Two types of securities are then issued by that trust:

     (1) Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs"), short-term senior securities which bear interest at a floating rate that is reset weekly as the lowest rate that will clear the market at par; and
     (2) Residual Interest Tax Exempt Securities ("RITES"), subordinate securities which receive the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees.

The P-FLOATs are sold to third party investors and the RITES are generally sold back to us. We have the right, with at least 14 days notice to the trustee, to purchase the outstanding P-FLOATs and withdraw the underlying revenue bonds or trust certificates from the trust. When the revenue bonds or trust certificates are deposited into the P-FLOAT Trust, we receive the proceeds from the sale of the P-FLOATs less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the revenue bonds from local issuers, deposit them in the trust, sell the P-FLOAT security to investors and then the RITES to us.

Due to the repurchase right, we account for the net proceeds received upon transfer as secured borrowings and, accordingly, continue to account for the revenue bonds as assets.

To facilitate the securitization, we have pledged certain additional revenue bonds as collateral for the benefit of the credit enhancer or liquidity provider. At December 31, 2004, the total carrying amount of such additional revenue bonds pledged as collateral was approximately $217 million.

During 2004, we repaid borrowings of approximately $61.9 million and redeemed the corresponding bonds. Additionally we transferred 30 bonds, against which we borrowed approximately $211.4 million.

Our annualized cost of funds relating to its secured borrowings under this program (calculated as a percentage of the weighted average secured borrowings) was approximately 2.20% in 2004, 2.03% in 2003 and 2.40% in 2002. The related amount of $4.6 million in 2004, $4.3 million in 2003 and $4.0 million in 2002 is included in interest expense in the statement of income. The year end interest rate at December 31, 2004 was 2.12%, excluding fees.

B. MBIA SECURITIZATION PROGRAMS

MBIA, a financial insurer, has entered into a surety commitment with us, through October 2011, whereby MBIA has agreed to credit-enhance certain pools of bonds

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


in exchange for certain fees. As of December 31, 2004, the maximum amount of capital that could be raised under our securitization programs with MBIA was $650.0 million, with a maximum of $425.0 million in Floater Certificates and a maximum of $225.0 in Auction Certificates, as described below.

Under the MBIA securitization program, we contribute revenue bonds to specific "Series Trusts," seven of which had been created as of December 31, 2004. Two of the trusts contain only bonds secured by properties in California while the rest are National (i.e., non-state specific). Each Series Trust issues two equity certificates:

     o a Senior Certificate which is deposited into a "Certificate Trust" which, in turn, issues and sells "Floater Certificates" or "Auction
          Certificates" representing proportional interests in the Senior Certificate to new investors; and
     o a "Residual Certificate," issued to us, which represents the remaining beneficial ownership interest in each Series Trust.

The surety commitment by MBIA can be used to enhance certificates sold under "low-floater" and "auction rate" programs.

     o The low-floater certificates have an interest rate that is reset weekly. The low-floater program requires liquidity due to a put option available to the buyers of the certificates. The liquidity is currently supplied by a consortium of highly-rated banks whose commitments are one-year renewable contracts. We expect to renew or replace such commitments upon expiration of their terms.
     o The auction rate certificates have rates that are reset periodically through a Dutch auction process. This program does not require liquidity as the buyers of the securities do not have the option to put their certificates back to the seller.

The effect of our MBIA securitization is that a portion of the interest we receive on certain revenue bonds is distributed to the holders of the Floater Certificates or Auction Rate Certificates, with any remaining interest remitted to us via the Residual Certificate. At December 31, 2004, the total carrying amount of revenue bonds pledged as collateral for these obligations was approximately $577 million.

During 2003, we refined the MBIA securitization programs, placing certain revenue bonds in trusts in connection with our guarantees of specified rate of returns to third party investors in mortgage pools (see Note 20). We agreed to subordinate approximately 50% of the par value of the revenue bonds that are secured by the properties in these pools. These trusts issued Class A Certificates, which were securitized through the P-FLOATs/RITES program and Class B Certificates, held by us as excess collateral to support our obligations to the Merrill Lynch as Primary Guarantor under credit enhancement agreements (see Note 20).

In 2003, we entered into a new form of securitization, under which Auction Certificates secured by an open pool of revenue bonds were auctioned through UBS Financial Services Inc. We placed revenue bonds with an aggregate par value of approximately $143.0 million into a trust (approximately $81.0 million of these bonds had been previously securitized with MBIA). In order to move the bonds to the new trust, we redeemed low-floater certificates aggregating approximately $118 million. In October 2003, the new trust issued $100.0 million of auction rate certificates. These certificates had an initial rate of 1% which will be reset every 35 days through a Dutch auction process.

Our floating rate cost of funds relating to bonds securitized with MBIA (calculated as interest expense plus recurring fees as a percentage of the weighted average amount of the outstanding Senior Certificate) was approximately 2.9% in 2004, 2.2% in 2003 and 2.4% in 2002. The year end interest rate at December 31, 2004 was 2.11%, excluding fees.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


C. FIXED RATE SECURITIZATION

In April 2003, we closed on a transaction whereby we contributed revenue bonds with an aggregate par value of approximately $196.8 million into a trust. The trust then sold $100.0 million of Class A Certificates to various institutional investors while we retained subordinated Class B Certificates totaling approximately $96.8 million; we will hold the Class B Certificates until the trust is terminated. The Class A Certificates accrue interest at 3.25% per annum for two years. At our option, the Class A Certificates are subject to mandatory tender for the outstanding certificate balance plus accrued interest on March 15, 2005. If we do not exercise our option to terminate the trust then, the Class A Certificates are subject to remarketing and to mandatory tender for purchase and cancellation on March 15, 2005, at which time we intend to remarket this securitization through the P-FLOATs program.

D. RESTRICTED ASSETS

Certain of our subsidiaries hold revenue bonds which at December 31, 2004, had an aggregate carrying amount of approximately $1.97 billion that serve as collateral for securitized borrowings or are securitized. The total securitized borrowings at December 31, 2004 were approximately $662.9 million. The subsidiaries holding these bonds had net assets at December 31, 2004, of approximately $695.2 million.

NOTE 10 - NOTES PAYABLE

Notes payable included the following at December 31:

(In thousands)                       2004           2003
----------------------------       --------       --------
PWF acquisition loan               $ 21,809       $ 25,217
CMC warehouse line                   27,480         21,870
Equity Issuer revolving line             --         21,730
RCC acquisition lines                    --         60,000
RCC warehouse line                   39,932         24,533
Capri acquisition lines              85,000             --
Other                                   233             --
                                   --------       --------
  Total notes payable              $174,454       $153,350
                                   ========       ========

In connection with the acquisition of PWF (See Note 3), we entered into a loan commitment which expires in December 2006 and bears interest at LIBOR plus 2.25%. The rate was 4.67% and 3.37% at December 31, 2004 and 2003, respectively. The loan requires quarterly payments of principal and interest over a ten-year amortization period, with a balloon payment for the balance upon expiration.

CMC has a $100.0 million secured, revolving mortgage warehouse facility, subject to annual renewal. The interest rate for each warehouse advance is the Federal Funds rate at the end of each year plus 1.25%. The rate was 3.49% and 2.24% at December 31, 2004 and 2003, respectively.

Our Equity Issuer subsidiary has entered into a $75.0 million secured revolving tax-exempt bond warehouse line of credit with Bank of America Securities, Inc. and Wachovia Securities, Inc. This facility has a built in accordion feature allowing up to a $25.0 million increase for a total size of $100.0 million and a term of two years expiring in March 2005, plus a one year extension at our option. This facility bears interest at 31, 60, 90, or 180-day reserve adjusted LIBOR plus 1.50%, or prime plus 0.25%, at our option. During the third quarter of 2003, Citibank became the third lender under this facility. At December 31, 2004, there were no outstanding borrowings. At December 31, 2003, the rate was 2.62%.

We entered into $50.0 million and $10.0 million acquisition bridge loan facilities with Wachovia Bank in order to fund the cash portion, fees and expenses of the RCC acquisition in November 2003 (see Note 3). These bridge loan facilities had nine-month terms with two 90-day extension options. We pledged our common ownership interest in our Equity Issuer subsidiary as security under

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


these facilities. The facilities were pre-payable at any time and bore interest at LIBOR plus 1.50% and 2.4%, respectively. We repaid and terminated the facilities in 2004. At December 31, 2003, the rate was 2.62% and 3.52%.

RCC has entered into a warehouse facility in the amount of $90.0 million with Bank of America, Merrill Lynch, C.D.C. and Citicorp, USA. This facility has a maturity date of October 28, 2005 and bears interest, at our option, at either LIBOR plus 2% or the prime rate plus .125%. The weighted average net rate was 5.13% and 3.73% at December 31, 2004 and 2003, respectively. This facility is collateralized by a lien on certain limited partnership interests (See Note 6). Payments of interest only are due on a monthly basis. We have the option to extend this facility upon its maturity in 2005, renegotiate its terms or arrange alternate sources of financing to repay the outstanding balance.

The Capri acquisition lines with Bank of America bear interest at LIBOR plus 1.65% and mature in July 2005. The weighted average interest rate on the loans was 4.02% at December 31, 2004.

Payments of the notes are due as follows:

          (In thousands)               Payments Due
                                       ------------
          2005                           $155,371
          2006                              2,726
          2007                              2,726
          2008                             13,631
          2009                                 --
          THEREAFTER                           --
                                         ---------
             Total                       $174,454
                                         =========

NOTE 11 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

Our revenue bonds generally bear fixed rates of interest, but the P-FLOATs and MBIA securitizations (see Note 9) incur interest expense at variable rates, exposing us to interest rate risks. We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risks. We currently manage a portion of our interest rate risk through the use of swaps indexed to the BMA rate, the most widely used tax-exempt floating rate index. Under each swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the BMA index. At inception, we designate these swaps as cash flow hedges on the variable interest payments on our floating rate securitizations. We assess both at the inception of the hedge and on an ongoing basis whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. Net amounts payable or receivable under the swap agreements are recorded as adjustments to interest expense. Net swap payments we receive, if any, will be taxable income to us and, accordingly, to shareholders. A possible risk of such swap agreements is the possible inability of the counterparty to meet the terms of the contracts with us; however, there is no current indication of such an inability.

As of December 31, 2004, we have one swap with Merrill Lynch Capital Services, Inc. as counterparty with a notional amount of $50.0 million fixed at an annual rate of 3.98%, which began in January 2001 and expires in January 2006. The average BMA rate was 1.22% in 2004, 1.03% in 2003 and 1.38% in 2002.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


We have entered into additional swap agreements as follows:

                             Notional
                              Amount
Counterparty               (in millions)      Inception Date      Expiration Date        Rate
------------------------------------------------------------------------------------------------------
Bank of America               $100.0           January 2005         January 2007     2.56%
Bank of America                 50.0           January 2005         January 2008     2.00% in 2005,
                                                                                     2.78% in 2006 and
                                                                                     3.27% in 2007
Bank of America                 50.0           January 2005         January 2008     2.86%
Bank of America                 50.0           January 2005         January 2009     3.08%
RBC Capital Markets            100.0           January 2005         January 2009     3.075%
Bank of America                100.0           January 2005         January 2010     3.265%

We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

The swaps are recorded at fair market value each accounting period. We record changes in market values in accumulated other comprehensive income to the extent that the hedges are effective in achieving offsetting cash flows. For the swap in place and others that have expired, there was no ineffectiveness in the hedging relationship during the three years ended December 31, 2004. For all of the swaps, we expect that the hedging relationships will be effective in achieving offsetting changes in cash flow throughout their terms.

At December 31, 2004, our interest rate swaps were recorded in other assets on the consolidated balance sheets at an aggregate fair value of $835,700. Interest expense includes approximately $1.6 million in 2004, $4.1 million in 2003 and $3.5 million in 2002, for amounts paid or payable under the swap agreements.

We estimate that approximately $729,000 of the net unrealized loss included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months, due to the fact our swaps have been and we expect they will continue to be effective.

NOTE 12 - INCOME TAXES

The income tax benefit (provision) consisted of the following components:

                                          2004            2003            2002
                                        --------        --------        --------
Current:
  Federal                               $ (2,279)       $ (2,212)       $ (1,303)
  State and local                         (1,022)         (1,207)           (520)
                                        --------        --------        --------
Total current                             (3,301)         (3,419)         (1,823)

Deferred federal, state and local         20,544           9,491             539
                                        --------        --------        --------

Total tax benefit (provision)           $ 17,243        $  6,072        $ (1,284)
                                        ========        ========        ========

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed at the balance sheet date.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:

                                               2004      2003      2002
                                              -------   -------   ------
Statutory tax rate to which we are subject     35.0%     35.0%     35.0%
Partnerships not subject to income tax        (56.4)    (45.6)    (32.0)
State and local taxes, net of federal
  benefit                                      (8.2)      1.7      (0.2)
SCUs (see Note 13)                             (3.4)       --        --
Share based compensation                       (1.4)     (0.2)       --
Other                                          (1.4)     (0.9)     (0.7)
                                              -------   -------   ------
Effective tax rate                            (35.8)%   (10.0)%     2.1%
                                              =======   =======   ======

The components of the deferred tax liability are as follows:

                                           2004            2003
                                         --------        --------
Share-based compensation                 $ (3,464)       $     --
Intangible assets                          43,418          58,398
Originated mortgage service rights         11,262          11,072
Deferred revenue                          (19,637)         (8,200)
Other deferred costs                       (1,681)           (900)
                                         --------        --------

Total deferred tax liability             $ 29,898        $ 60,370
                                         ========        ========

NOTE 13 - SUBSIDIARY EQUITY

A. PREFERRED SHARES OF A SUBSIDIARY - SUBJECT TO MANDATORY REPURCHASE

Since June 1999, we have issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase, through our Equity Issuer Trust ("Equity Issuer") subsidiary.

                                                                            Liquidation
   Preferred         Date of      Mandatory     Mandatory     Number of    Preference per   Total Face     Dividend
    Series          Issuance       Tender      Repurchase      Shares         Share           Amount         Rate
-------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
Series A            06/29/99      06/30/09      06/30/49         45          $2,000         $  90,000       6.625%
Series A-1          07/21/00      06/30/09      06/30/49         48             500            24,000       7.100%
Series A-2          10/09/01      06/30/09      06/30/49         62             500            31,000       6.300%
Series A-3          06/04/02      10/31/14      10/31/52         60             500            30,000       6.800%
Series B            07/21/00      11/30/10      11/30/50        110             500            55,000       7.600%
Series B-1          10/09/01      11/30/10      11/30/50         37             500            18,500       6.800%
Series B-2          06/04/02      10/31/14      10/31/52         50             500            25,000       7.200%
                                                                                            ---------
   Total                                                                                    $ 273,500
                                                                                            =========

We collectively refer to the Series A Cumulative Preferred Shares, Series A-1 Cumulative Preferred Shares, Series A-2 Cumulative Preferred Shares and Series A-3 Cumulative Preferred Shares as the "Series A Shares." We collectively refer to the Series B Subordinate Cumulative Preferred Shares, Series B-1 Subordinate Cumulative Preferred Shares and Series B-2 Subordinate Cumulative Preferred Shares as the "Series B Shares." We also collectively refer to the Series A Shares and the Series B Shares as the "Preferred Shares."

The Series A Shares all have identical terms except as to the distribution commencement date and other terms listed in the table above. Likewise, the Series B Shares all have identical terms, except as to the distribution commencement date and other terms listed in the table above. Equity Issuer may

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


not redeem the Preferred Shares before their mandatory repurchase dates. The Preferred Shares are subject to mandatory tender for remarketing and purchase on such dates and each remarketing date thereafter at their respective liquidation amounts plus all distributions accrued but unpaid. Each holder of the Preferred Shares will be required to tender its shares on the dates listed above, unless Equity Issuer decides to remarket them. Holders of the Preferred Shares may elect to retain their shares upon remarketing, with a new distribution rate to be determined at that time by the remarketing agent. After the initial remarketing dates, Equity Issuer may repurchase some or all of the Preferred Shares, subject to certain conditions. The Preferred Shares are not convertible into our common shares.

The Preferred Shares have annual preferred dividends payable quarterly in arrears upon declaration by our Board of Trustees, but only to the extent of tax-exempt net income for the particular quarter. With respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, the Series A Shares rank, senior to:

     o    all classes or series of Convertible CRA Shares (see Note 14);
     o    all shares in the Series B group; and
     o    our common shares.

With  respect  to  payment  of  distributions   and  amounts  upon  liquidation,
dissolution or winding-up of our Company, the Series B Shares rank senior to our Convertible CRA Shares and common shares.

Equity Issuer may not pay any distributions to the parent trust until it has either paid all Preferred Share distributions, or in the case of the next following distribution payment date, set aside funds sufficient for payment. Since issuance of the Preferred Shares, all quarterly distributions have been declared at each stated annualized dividend rate for each respective series and all distributions due have been paid.

Equity Issuer is subject to, among others, the following covenants with respect to the Preferred Shares:

     TAX-EXEMPT INTEREST AND DISTRIBUTION

     Equity Issuer may only acquire new investments that it reasonably believes will generate interest and distributions excludable from gross income for federal income tax purposes. As soon as commercially practicable, Equity Issuer will dispose of any investment if its interest becomes includable in gross income for federal income tax purposes, for any reason.

     LEVERAGE

     Equity Issuer will not, and will not permit any of its subsidiaries to, directly or indirectly, incur any obligation unless:

          o    Equity Issuer is not in default under its trust agreement;
          o    Equity  Issuer has paid or declared and set aside for payment all accrued and unpaid distributions on the Preferred Shares; and
          o    the leverage  ratio on the  portfolio is less than 0.6 to 1 after giving effect to the incurrence of the obligation.

     FAILURE TO PAY DISTRIBUTIONS

     If Equity Issuer has not paid, in full, six consecutive quarterly distributions on the Preferred Shares, it is required to reconstitute its board of trustees so that a majority of the board of trustees consists of trustees who are independent with respect to Equity Issuer, CharterMac and RCC.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     ALLOCATION OF TAXABLE INTEREST INCOME AND MARKET DISCOUNT

     Equity Issuer will specially allocate taxable interest income and market discount that is taxable as ordinary income to us. Market discount, if any, may arise where Equity Issuer acquires a bond other than upon its original issuance for less than its stated redemption price at maturity and the difference is greater than a de minimis amount (generally 1/4 of 1% of a bond's stated redemption price at maturity multiplied by the number of complete years to maturity).

In accordance with SFAS No. 150, we reclassified the Preferred Shares as liabilities in our balance sheet in the third quarter of 2003 and included the subsequent dividends paid for those share as interest expense in our statement of income.

B. PREFERRED SHARES OF A SUBSIDIARY - NOT SUBJECT TO MANDATORY REPURCHASE

In May 2004, Equity Issuer issued the following Cumulative Preferred Shares, which are not subject to mandatory repurchase:

                                                 Liquidation
                                                 Preference
   Preferred         Date of      Number of         per        Total Face     Dividend
    Series          Issuance       Shares          Share         Amount         Rate
----------------------------------------------------------------------------------------
                                                    (In thousands)
Series A-4-1        5/14/04          60            $500       $  30,000        5.75%
Series A-4-2        5/14/04          58             500          29,000        6.00%
Series B-3-1        5/14/04          50             500          25,000        6.00%
Series B-3-2        5/14/04          40             500          20,000        6.30%
                                                              ---------
  Total                                                       $ 104,000
                                                              =========

Except for the absence of a mandatory repurchase feature (and for specific terms enumerated in the table above),

     o the Series A-4-1and Series A-4-2 shares have the same characteristics as the Series A Shares described above; and
     o the Series B-3-1 and Series B-3-2 shares have the same characteristics as the Series B shares described above.

In accordance with SFAS No. 150, as these shares are not subject to mandatory repurchase, we classified them as mezzanine equity and the associated dividends are classified outside of interest expense in the statement of income.

C. SPECIAL COMMON UNITS OF A SUBSIDIARY

In connection with our acquisition of RCC (see Note 3), our subsidiary issued membership interests in the form of 16.1 million special common units ("SCUs"). SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions. SCU distributions are payable only to the extent of the subsidiary's cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall. Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.

Each holder of SCUs has the right to:

     o    exchange all or a portion of their SCUs for cash; and
     o receive cash for any accrued but unpaid distributions with respect to SCUs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Instead of cash, we may, at our discretion, exchange the SCUs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments. We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert.

Our subsidiary may not pay any distributions to the parent trust until it has paid all SCU distributions. Through December 31, 2004, all SCU distributions have been paid, with all funds generated by the issuing subsidiary.

As of December 31, 2004, there were 15.2 million SCUs outstanding and 16.1 million were outstanding at December 31, 2003.

NOTE 14 - SHAREHOLDERS' EQUITY

A. SPECIAL PREFERRED VOTING SHARES

In connection with our acquisition of RCC (see Note 3), each holder of SCUs (see
Note 13) also acquired one special preferred voting share (at a par value of $.01 per share) for each SCU received. The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of our common shareholders. We have the right to require that each special preferred voting share be redeemed at par and cancelled simultaneously upon the exchange of an SCU by its holder into cash or a common share. Other than the payment of $.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.

The selling principals of RCC entered into a voting agreement which governs the voting of all of their:

     o    special preferred voting shares,
     o    common shares issuable upon exchange of their SCUs, and
     o any other common shares currently owned or which may be acquired by them in the future.

The voting agreement provides that the selling principals of RCC will:

     o not vote more than 90% of the voting power represented by the special preferred voting shares (and any common shares to be issued in exchange for the SCUs) on any matter requiring a vote of our common shareholders until November 17, 2005;
     o vote their common shares or special preferred voting shares in favor of the election of any independent trustee approved by our board of trustees or in the same proportion as the unaffiliated holders of our common shares vote in such election; and
     o not exercise any right as shareholder of our Company to nominate any independent trustee.

With the exception of Stephen M. Ross (see Note 17), the voting agreement will terminate for each of the remaining selling principals at the time he or she is no longer an employee, officer, or trustee of our Company. The voting agreement with respect to Mr. Ross will remain in effect as long as he owns any of our special preferred voting shares or common shares.

B. CONVERTIBLE COMMUNITY REINVESTMENT ACT PREFERRED SHARES

Our Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") enable financial institutions to receive certain regulatory benefits in connection with their investment. We have developed a proprietary method for specially allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as our common shareholders including:

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     o    receipt of the same dividends per share;
     o    pro rata allocation of earnings between the two classes of shares; and
     o equal ranking with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company.

The Convertible CRA Shares have no voting rights, except on matters relating to the terms of the Convertible CRA Shares or to amendments to our Trust Agreement which would adversely affect the Convertible CRA Shares.

For Convertible CRA shares issued prior to 2002, the investors have the option to convert their shares into common shares at a predetermined conversion price, calculated as the greater of:

     o our book value per common share as set forth in our most recently issued annual or quarterly report filed with the SEC prior to the respective Convertible CRA Share issuance date; or
     o 110% of the closing price of a common share on the respective Convertible CRA Share's pricing date.

For Convertible CRA Shares issued in 2002 and later, conversion into common shares is on a one-for-one basis.

Upon conversion, the investors would no longer be entitled to a special allocation of the regulatory benefit.

At December 31, we had the following Convertible CRA Shares outstanding:

(In thousands)
                                                             2004       2003
                                                         ---------------------
Convertible CRA Shares issued prior to 2002                   998      1,352
Convertible CRA Shares issued 2002 and later                5,554      6,828
                                                         ---------------------
  Total outstanding                                         6,552      8,180
                                                         =====================
Common shares issuable upon conversion                      6,504      8,104
                                                         =====================

C. ISSUANCES AND CONVERSIONS

During 2002 we issued approximately 2.0 million Convertible CRA Shares and approximately 6.3 million common shares. Net proceeds were approximately $32.5 million for the Convertible CRA Shares and $92.9 million for the common shares.

During 2003, we issued approximately 5.8 million Convertible CRA Shares for net proceeds of approximately $103.1 million. Also in 2003, shareholders converted approximately 1.4 million Convertible CRA Shares into approximately the same number of common shares. The placement agents for the offerings were Meridian Investments, Inc.

In June 2004, we completed a common share offering, whereby we sold 5.75 million shares (including an over-allotment of 750,000 shares) to the public at a price of $19.27 per share. This offering resulted in net proceeds of approximately $105.5 million after deducting underwriting discounts and commissions. The underwriters for this offering were Wachovia Securities, UBS Securities LLC, RBC Capital Markets Corporation and Legg Mason Wood Walker.

Also in 2004, shareholders converted approximately 1.6 million Convertible CRA shares into approximately the same number of common shares and 933,000 SCUs (see
Note 13) were converted into an equivalent number of common shares.

D. DIVIDEND REINVESTMENT PLAN

In May 2000, we implemented a dividend reinvestment and common share purchase plan. Under this plan, common shareholders may elect to have their distributions automatically reinvested in additional common shares at a price equal to the

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


average of the high and low market price from the previous day's trading, and make cash payments for further investment. As of December 31, 2004, there was approximately 125,000 shares participating in the plan, which represents 321 investors.

E. REPURCHASES

The Board of Trustees has authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 1.5 million common shares. This plan has no expiration date. The repurchases will be made in the open market and the timing is dependant on the availability of common shares and other market conditions. There were no acquisitions made under the plan during 2004 or 2003. We acquired 8,400 shares in 2002 for approximately $103,000.

In addition to the repurchase plan, we may repurchase shares from employees in connection with tax withholding requirements upon vesting of restricted share grants. During 2004 and 2003, we repurchased approximately 111,000 and 14,000 common shares for approximately $2.6 million and $275,000, respectively (including commissions and service charges). We account for repurchased common shares as treasury shares of beneficial interest.

F. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income (loss) were as follows:

(In thousands)
                                      Net Unrealized   Net Unrealized    Accumulated Other
                                      Gain/(Loss) on   Gain/(Loss) on    Comprehensive
                                      Revenue Bonds     Derivatives       Income (Loss)
                                      --------------   --------------    -----------------
Balance at January 1, 2002             $      262         $  (2,959)        $  (2,697)
Period change                              95,126            (2,607)           92,519
                                      --------------   --------------    -----------------
Balance at December 31, 2002               95,388            (5,566)           89,822
Period change                             (38,559)            2,607           (35,952)
                                      --------------   --------------    -----------------
Balance at December 31, 2003               56,829            (2,959)           53,870
Period change                             (23,971)           (1,078)          (25,049)
                                      --------------   --------------    -----------------
Balance at December 31, 2004           $   32,858         $  (4,037)        $  28,821
                                      ==============   ==============    =================

NOTE 15 - SHARE BASED COMPENSATION

A. THE PLAN

As approved by shareholders in 1997 and amended and restated in 2003, we have an Amended and Restated Incentive Share Plan (the "Plan"), the purpose of which is to:

     o    attract and retain qualified persons as trustees and officers; and
     o provide incentive and more closely align the financial interests of our employees, officers and trustees with the interests of our shareholders by providing them with substantial financial interest in our success.

The Compensation Committee of our board of trustees administers the Plan. Pursuant to the Plan, the maximum number of common shares that may be awarded is the lesser of:

     (i) 10% of the number of shares outstanding as of December 31 preceding issuances of such awards; and
     (ii) the limits prescribed by the American Stock Exchange or any other national security exchange or national quotation system on which the shares may then be listed.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The Plan allows for the issuance of share options, restricted share grants, share appreciation rights, restricted and deferred shares, performance units and performance shares.

B. SHARE OPTIONS

All options granted have an exercise price equal to or greater than the market price of our common shares on the grant date. The maximum option term is ten years from the date of grant and options granted pursuant to the Plan may vest immediately upon issuance or over a period determined by our compensation committee.

We issued the following options pursuant to the Plan:

                                                                  Vesting
Year Issued     Options Issued    Exercise Price      Term        Period
--------------------------------------------------------------------------
2000                297,830          $11.5625       10 years     3 years
2002                 40,000           17.5600       10 years     3 years

As part of a separate plan established in connection with the RCC acquisition (see Note 3), we issued 1.0 million options to our non-executive chairman at an exercise price of $17.78. These options have a 10 year term and vest over a five year period.

Prior to the RCC acquisition, all options were held by non-employees as we were externally managed. Accordingly, we recorded outstanding options at fair value at the end of each reporting period. Upon the RCC acquisition, all prior optionees became CharterMac employees. Accordingly, all outstanding options were adjusted to the fair value as November 17, 2003, and the expense we record in relation to these options is based upon that fair value.

We used the following assumptions in the Black-Scholes option pricing model to determine fair values:

                                          2003                 2002
                                       ----------           ---------
Risk free interest rate                      3.80%               4.18%
Expected years until exercise                7.10                8.70
Expected stock volatility                   20.00%              20.00%
Dividend yield                               6.80%               6.70%
Options granted                         1,000,000              40,000
Grant date                             11/17/2003           9/18/2002

We recorded compensation cost of $597,000 in 2004, $264,000 in 2003, and $382,000 in 2002 relating to these option grants.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The following table summarizes share option activity in our share option plans as of the year ended December 31:

                                            2004                       2003                       2002
                                 ------------------------------------------------------------------------------
                                               Weighted                   Weighted                  Weighted
                                               Average                     Average                   Average
                                               Exercise                   Exercise                  Exercise
                                 Options        Price        Options        Price       Options       Price
                                 ------------------------------------------------------------------------------
Outstanding at beginning of
  year                           1,119,914      $ 17.3285      263,509    $ 12.4729     228,262      $ 11.5625

Granted                                 --             --    1,000,000      17.7800      40,000        17.5600
Forfeited                          (22,167)       17.5600           --           --          --             --
Exercised                          (22,434)       15.7285     (143,595)     11.5625      (4,753)       11.5625
                                 ------------------------------------------------------------------------------
Outstanding at end of year       1,075,313      $ 17.3571    1,119,914    $ 17.3285     263,509      $ 12.4729
                                 ==============================================================================

Exercisable at end of year         275,313      $ 16.1282       93,247    $ 11.5625     124,231      $ 11.5625
                                 =========                   =========                  =======

  Fair value of options granted
    during the year (in
    thousands)                   $      --                   $   3,460                  $    34
                                 =========                   =========                  =======

The following table summarizes information about share options outstanding and exercisable at December 31, 2004:

                                      Weighted
                                      Average
                                     Remaining
                     Number       Contractual Life      Number
Exercise Price    Outstanding        (in Years)       Exercisable
--------------    -----------    -----------------    -----------
   $11.5625           73,063            6.4             73,063
    17.5600            2,250            8.7              2,250
    17.7800        1,000,000            8.9            200,000
                   ---------                           -------
                   1,075,313            8.7            275,313
                   =========                           =======

As of December 31, 2004, there were 6,348,802 options or share grants available for issuance under the Plan.

C. RESTRICTED SHARE GRANTS AND SCUS

In conjunction with the RCC acquisition (see Note 3), we issued 778,420 restricted common shares in 2003 to various individuals who are either employees of RCC or of one of the selling principals, and we issued an additional 109,932 in 2004. Of the shares issued in 2003, 52,863 vested immediately and the remainder vest over periods ranging from three months to four years. In 2003, we recorded a contra-equity balance of approximately $14.0 million for the unvested shares and recorded compensation expense of $1.0 million for the shares which vested immediately. In 2004, we recorded approximately an additional $2.2 million contra-equity balance for the additional grants. The contra-equity balance is amortized over the vesting periods. Grantees are entitled to dividends on their shares during the vesting period. Any such payments are recorded as a charge to Beneficial Owner's Equity - other common shareholders. If any grantee forfeits an award, we reverse amounts previously amortized and credit compensation expense.

In conjunction with the RCC acquisition, our subsidiary issued 217,280 SCUs in 2003 to employees other than the selling principals. In 2004, an additional 93,120 SCUs were issued. These SCUs vest over periods ranging from three to four years. A contra-equity balance of approximately $3.8 million was recorded in

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


2003 for the unvested shares and is amortized over the vesting periods. An additional contra-equity balance of approximately $1.7 million was recorded in 2004.

Net of forfeiture amounts, we recorded approximately $11.0 million in salaries and benefits expense in 2004 and $2.8 million in 2003 for the restricted shares grants and SCUs. The contra-equity balance as of December 31, 2004 and 2003 amounted to $8.4 million and $16.1 million, respectively.

D. TRUSTEE GRANTS

Through November 17, 2003, two of our independent trustees were entitled to receive annual compensation of $17,500 payable in a combination of cash and common shares. The third independent trustee was entitled to receive annual compensation of $30,000 payable in a combination of cash and common shares. In 2003 and 2002, we issued 1,728 and 1,830 common shares, respectively, to the independent trustees as compensation for services rendered for the prior year. The independent trustees also received an aggregate of 5,535 shares, worth $97,500 at the time of issuance, as payment for their work on the special committee analyzing the proposed acquisition of RCC. After the acquisition of RCC, the five new independent trustees each received $18,750 as compensation for their services rendered during the year ended December 31, 2003. In 2004, all eight of the independent trustees received annual compensation of $50,000 payable in a combination of cash and common shares.

NOTE 16 - EARNINGS PER SHARE, PROFIT AND LOSS ALLOCATIONS AND DISTRIBUTIONS

Prior to our acquisition of RCC, pursuant to our Trust Agreement and a management agreement, RCC was entitled to a special distribution equal to .375% per annum of our total invested assets (which equaled the face amount of the revenue bonds and other investments). After payment of the special distribution, distributions were made to the shareholders in accordance with their percentage interests (see also Note 17).

We allocated income first to RCC for the special distribution. After a special allocation of 0.1% to RCC, we then allocated remaining profits to shareholders in accordance with their percentage interests.

For periods subsequent to the RCC acquisition, we allocate the income of CCC (the subsidiary we created as RCC's direct parent) first to the holders of the SCUs for an amount based on a proportionate share of net income.


(In thousands, except per share amounts)                       Income        Shares*      Per Share
----------------------------------------------------------   -----------    -----------   -----------
2004:
-----

Net income allocable to shareholders
 (Basic EPS)                                                   $65,363         54,786       $  1.19
Effect of dilutive securities                                       --            361
                                                               -------         ------
Diluted net income allocable to shareholders (Diluted EPS)     $65,363         55,147       $  1.19
                                                               =======         ======       =======

2003:
-----

Net income allocable to shareholders
 (Basic EPS)                                                   $61,248         46,653       $  1.31
Effect of dilutive securities                                       --             82
                                                               -------         ------
Diluted net income allocable to shareholders (Diluted EPS)     $61,248         46,735       $  1.31
                                                               =======         ======       =======

2002:
-----

Net income allocable to shareholders
 (Basic EPS)                                                   $55,905         42,697       $  1.31
Effect of dilutive securities                                       --             71
                                                               -------         ------
Diluted net income allocable to shareholders (Diluted EPS)     $55,905         42,768       $  1.31
                                                               =======         ======       =======

* Includes common and Convertible CRA Shares (see Note 14).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 17 - RELATED PARTIES

A. RCC AND TRCLP

Prior to the RCC Acquisition

Prior to our acquisition of RCC (see Note 3), we had engaged a subsidiary of RCC to provide us with management services. Pursuant to the terms of the management agreement, RCC, as Manager, was entitled to receive the fees and other compensation set forth below:


Fees/Compensation*                                    Amount
------------------                                    ------
Bond selection fee                                    2.000% of the face amount of each asset we invested in or
                                                      acquired.
Special distributions/investment management fee       0.375% per annum of our total invested assets.
Loan servicing fee                                    0.250% per annum based on the outstanding face amount of
                                                      revenue bonds and other investments we owned.
Operating expense reimbursement                       For direct expenses incurred by the Manager up to a specified annual amount (subject to increases based  on our  assets  and the Consumer Price Index).
Incentive share options                               The Manager could receive options to acquire common shares if our distributions in any year exceeded $0.9517 per common share and if our Compensation Committee approved.
                                                      Liquidation fee 1.500 of the gross sales price of assets sold by us in a liquidation proceeding.

* RCC could also earn miscellaneous compensation which included construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation was generally limited to the competitive rate for the services being performed. A bond placement fee of 1.0% to 1.5% of the face amount of each asset invested in or acquired by us was payable by the borrower, and not by CharterMac.

Affiliates of RCC provided certain financial guarantees to facilitate leveraging by CharterMac, for which we would pay market rate fees. In addition, affiliates of RCC provided financial guarantees to the owner (or partners of the owners) of the underlying properties securing our revenue bonds, for which we would pay market rate fees.

Subsequent to the RCC Acquisition
---------------------------------

Subsequent to the RCC acquisition we revised the management agreement and the fees included in the agreement are eliminated in consolidation. The Related Companies, L.P., ("TRCLP"), an affiliate of a selling principal of RCC, continues to provide services under a shared services agreement. The services provided include computer support, office management, payroll, human resources and other office services. The majority of the services are charged to us at the direct cost incurred by TRCLP.

The selling principals of RCC included its four executive managing partners (Stuart J. Boesky, Alan P. Hirmes, Marc D. Schnitzer and Denise L. Kiley), all of whom are members of our management and board of trustees, and an affiliate of TRCLP, which is majority-controlled by Stephen M. Ross, who is also the non-executive Chairman of our board of trustees. As a result of the equity we issued in the RCC acquisition, TRCLP owns approximately 15.7% of CharterMac and our management and employees own approximately 7.3% at December 31, 2004. On February 25, 2005, we announced Ms. Kiley's intention to retire.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Amounts Paid and Incurred

The costs, expenses and the special distributions paid or payable to RCC, prior to the acquisition, its affiliates, and TRCLP for the years ended December 31, were as follows:

                                                      Paid or
                                                     Payable to                 Paid or Payable to
                                                       TRCLP                    RCC and Affiliates
                                         -----------------------------     ----------------------------
                                          Year ended        Nov 18 -          Jan 1 -       Year Ended
                                         December 31,        Dec 31            Nov 17       December 31,
                                         ------------     ------------     ------------     ------------
          (In thousands)                     2004             2003             2003             2002
                                         ------------     ------------     ------------     ------------
Bond selection fees                         $    --         $     --         $   8,905        $  11,104
Special distribution/investment
  management fee                                 --               --             3,809            4,872
Bond servicing fees                              --               --             5,764            3,792
Expense reimbursement                            --               --               901              768
Shared service agreement                      4,252              755                --               --
                                         ------------     ------------     ------------     ------------

                                            $ 4,252         $    755         $  19,379        $  20,536
                                         ============     ============     ============     ============

B. FUND MANAGEMENT TRANSACTIONS

Substantially all fund origination revenues in the Fund Management segment are received from investment funds we have originated and manage, many of which comprise the VIEs that we consolidate (see Note 2). While affiliates of our Company hold equity interests in the investment funds' general partner and/or managing member/advisor, we have no direct investments in these entities, and we do not guarantee their obligations. We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors, and we receive all fee income to which these entities are entitled.

As of December 31, 2004, the obligors of certain revenue bonds were local partnerships for which the general partners of the controlling investment partnerships were non-equity managing partners controlled by RCC. As of December 31, 2002, the owner of the underlying property and obligor of the Highpointe revenue bond was an affiliate of ours who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the property. Buyers are being sought who would make equity investments in the property and assume the non-recourse obligations for the revenue bond or otherwise buy the property and pay off all or most of the revenue bond obligation.

In connection with the refinancing of River Run, we entered into an agreement which allows the revenue bond to be put to us should the owner of the underlying property default on the bond. We, in turn, entered into agreements which allow us to put the bond to the general partners of the owner. This right is secured by collateral assignments of the general partners' partnership interests in the limited partnership which owns the underlying property.

Related Management Company ("RMC"), which is wholly owned by TRCLP, earned fees for performing property management services for various properties held in investment funds we manage and consolidate. The fees totaled $2.2 million in 2004, $2.9 million in 2003 and $2.5 million in 2002.

C. LOAN TO AMERICAN MORTGAGE ACCEPTANCE CORP ("AMAC")

In June 2004, we entered into an unsecured revolving credit facility with AMAC, an affiliated real estate investment trust, to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used to purchase new

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


investments. This facility has a term of one year with a one year optional extension. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties. As of December 31, 2004, the advance totalled approximately $4.6 million (see also
Note 21) at an interest rate of 5.42%.

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


  (In thousands, except per share amounts)                        2004 Quarter Ended
                                             -------------------------------------------------------------
                                             March 31          June 30        September 30     December 31
                                             --------          -------        ------------     -----------
Total revenues                                $46,313          $57,006          $60,078          $69,457

Income before income taxes                    $ 4,029          $16,780          $10,079          $17,232

Net income                                    $ 6,418          $24,203          $14,911          $19,831

Net income per share
   Basic                                      $  0.12          $  0.47          $  0.26          $  0.34
   Diluted                                    $  0.12          $  0.46          $  0.26          $  0.34

Weighted average shares outstanding
   Basic                                       51,591           52,017           57,708           57,728
   Diluted                                     51,839           52,359           58,112           58,194


                                                                  2003 Quarter Ended
                                             -------------------------------------------------------------
                                             March 31          June 30        September 30     December 31
                                             --------          -------        ------------     -----------

Total revenues                                $31,954          $33,203          $35,841          $51,242

Income before income taxes                    $15,931          $17,412          $15,226          $11,945

Net income                                    $17,907          $18,200          $15,915          $14,564

Net income per share
   Basic                                      $  0.37          $  0.37          $  0.31          $  0.27
   Diluted                                    $  0.37          $  0.37          $  0.31          $  0.27

Weighted average shares outstanding
   Basic                                       45,013           45,090           46,331           50,121
   Diluted                                     45,071           45,130           46,366           50,256

NOTE 19 - BUSINESS SEGMENTS

We operate in four business segments:

1. Portfolio Investing, which includes subsidiaries that invest in primarily tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income. The revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


2.   Fund Management, which includes:

     o Subsidiaries that sponsor real estate equity investment funds that primarily invest in Low-Income Housing Tax Credit ("LIHTC") properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
     o A subsidiary which provides advisory services to AMAC, an affiliated, publicly traded real estate investment trust; and
     o Subsidiaries that participate in credit enhancement transactions, including guaranteeing mortgage loans and specified returns to investors in LIHTC equity funds, in exchange for guarantee fees.

3. Mortgage Banking, which includes subsidiaries that originate and service primarily multifamily mortgage loans on behalf of third parties, primarily:

     o    Fannie Mae;
     o    Freddie Mac;
     o    the FHA; and
     o    Insurance companies and conduits.

     In exchange for these origination and servicing activities, we receive origination and servicing fees.

4. VIEs, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries, for which we are required to consolidate in accordance with FIN 46(R) (See Note 2).

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. In prior years, results from credit enhancement services were included in Portfolio Investing. We have reclassified the results to Fund Management to better reflect the management of our businesses.

Additionally, in prior periods we had eliminated intercompany transactions from the results of the segment earning profits from such transactions. We have adjusted our presentation to reflect the full operations of each segment to better reflect the true operations of each business. We have reclassified prior years' segment results accordingly.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


The following table provides more information regarding our segments:

(In thousands)                                                      DECEMBER 31,
                                                    ---------------------------------------------
                                                       2004             2003             2002
                                                    -----------      -----------      -----------
REVENUES

   Portfolio Investing                              $   143,931      $   116,493      $    95,812
   Fund Management (1)                                   97,864           19,020            2,619
   Mortgage Banking                                      21,028           17,690           18,205
   VIEs (2)                                              12,213               --               --
   Elimination of intersegment transactions             (42,182)            (963)             (22)
                                                    -----------      -----------      -----------
Consolidated                                        $   232,854      $   152,240      $   116,614
                                                    ===========      ===========      ===========

NET INCOME BEFORE ALLOCATIONS TO EQUITY HOLDERS


   Portfolio Investing                              $    82,499      $    69,266      $    72,986
   Fund Management (1)                                     (599)           3,091            2,418
   Mortgage Banking                                       2,166             (637)           4,475
   VIEs (2)                                                  --               --               --
   Elimination of intersegment transactions              (3,636)           2,227               --
                                                    -----------      -----------      -----------
Consolidated                                             80,430           73,947           79,879
   Income allocated to SCUs                             (28,174)          (4,038)              --
   Income allocated to preferred shareholders            (3,942)          (9,449)         (17,266)
   Income allocated to minority interests                  (194)              54             (496)
   Income tax benefit (provision)                        17,243            6,072           (1,284)
                                                    -----------      -----------      -----------
Consolidated Net Income                             $    65,363      $    66,586      $    60,833
                                                    ===========      ===========      ===========

DEPRECIATION AND AMORTIZATION

   Portfolio Investing                              $     3,357      $     2,405      $     1,131
   Fund Management (1)                                   18,974            3,095              201
   Mortgage Banking                                       8,076            6,426            7,760
   VIEs (2)                                                  --               --               --
   Elimination of intersegment transactions                  --               --               --
                                                    -----------      -----------      -----------
Consolidated                                        $    30,407      $    11,926      $     9,092
                                                    ===========      ===========      ===========
IDENTIFIABLE ASSETS AT DECEMBER 31

   Portfolio Investing                              $ 4,750,072      $ 4,198,985      $ 3,204,055
   Fund Management (1)                                  826,117          808,982            1,830
   Mortgage Banking                                      91,525           90,769          123,675
   VIEs (2)                                           2,856,014               --               --
   Elimination of intersegment balances              (2,766,367)      (2,517,567)      (1,476,692)
                                                    -----------      -----------      -----------
Consolidated                                        $ 5,757,361      $ 2,581,169      $ 1,852,868
                                                    ===========      ===========      ===========

(1) Prior to our acquisition of RCC in November 2003, this segment consisted only of our credit enhancement business.
(2)  Consolidated beginning April 2004 pursuant to FIN 46(R). See Note 2.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


NOTE 20 - COMMITMENTS AND CONTINGENCIES

FORWARD TRANSACTIONS

At December 31, 2004, CMC had forward commitments of approximately $224.8 million for 28 mortgages to be funded in 2005 and later. As each lending commitment has an associated sale commitment, the fair values of each offset and, as a result, we record no asset or liability for the commitments. In addition, CMC had commitments to sell 18 mortgages totaling $101.3 million. Approximately $27.5 million of this amount was funded as of December 31, 2004 and are included in Other Investments as Mortgage Loans Receivable. The balance of approximately $73.8 million will be funded in the first quarter of 2005.

We have entered into eighteen transactions to purchase revenue bonds. The agreements require us, at the earlier of stabilization or conversion to permanent financing, to acquire Series A and Series B revenue bonds at predetermined prices and interest rates. We are obligated to purchase the revenue bonds only if construction is completed. We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. During the construction period, a third party lender will advance funds to the developer, as needed, at a floating rate. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the revenue bonds are funded. The total potential amount we could possibly be required to fund is $176.3 million.

MORTGAGE BANKING LOSS SHARING AGREEMENT

Under a master loss sharing agreement with Fannie Mae, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At December 31, 2004, all of our loans sold to Fannie Mae consisted of Level I loans, meaning that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortga- gor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

Our maximum exposure at December 31, 2004, pursuant to this agreement, was approximately $362.0 million although this amount is not indicative of our actual expected losses. We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At December 31, 2004, that reserve was approximately $6.5 million, which we believe represents our maximum liability at that time. Unlike loans originated for Fannie Mae, we do not share the risk of loss for loans we originate for Freddie Mac or FHA.

CMC maintains, as of December 31, 2004, treasury notes of approximately $6.5 million and a money market account of approximately $89,000, which is included in cash and cash equivalents-restricted in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $6.2 million.

MORTGAGE POOL CREDIT ENHANCEMENT

In December 2001, we completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's $46.9 million first loss position on a $351.9 million pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the $46.9 million first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of this transaction is approximately $23.5 million. During 2003, two of the tax-exempt weekly variable rate multifamily mortgage loans were repaid in the amount of $8.9 million. These repayments reduced the first loss position to $38.0 million and the pool of multifamily mortgage loans to $288.6 million. This reduced our maximum exposure under the terms of the transaction to approximately $19.0 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of December 31, 2004, the credit enhanced properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on its guaranty. Should our analysis of risk of loss change in the future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

Fees related to the credit enhancement transaction for the years ended December 31, 2004, were approximately $1.0 million, compared to $1.1 million in 2003 and $1.3 million in 2002.

YIELD GUARANTEES

We have entered into several agreements with either Merrill Lynch or IXIS Financial Products, Inc. (each a "Primary Guarantor") to guarantee agreed-upon rates of return for pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by affiliates of RCC. In return, we have or will receive guarantee fees, generally at the start of each guarantee period. There are seven agreements guaranteeing returns through the construction and lease-up phases of the properties and there are seven other agreements guaranteeing returns from the completion of the construction and lease-up phases through the operating phase of the properties.

Total potential exposure pursuant to these guarantees is approximately $460.0 million, assuming there is no return whatsoever by the funds. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time as we have never yet been called upon to make payments under the guarantees and foresee no change in that regard. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these guarantees, representing the deferral of the fee income over the guarantee periods, was $17.1 million as of December 31, 2004. This amount is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

Some of the local partnerships have financed their properties with the proceeds of our revenue bonds. In these cases, the Primary Guarantor has required that those revenue bonds be deposited into a trust pursuant to which the revenue bonds were divided into senior and subordinated interests with approximately 50% of each revenue bond being subordinated. We have financed the senior trust interest as part of the Merrill Lynch P-FLOATs/RITES program (see Note 9). We use the subordinate trust interests as collateral in our other financing programs. In connection with these transactions, we have posted $160.2 million as collateral with the Primary Guarantor in the form of either cash or revenue bonds.

OTHER GUARANTEES

During December 2002, we entered into three transactions related to three properties, Coventry Place, Canyon Springs and Arbor Ridge. Pursuant to the terms of these deals, we will provide credit support to the construction lender for project completion and Fannie Mae conversion and acquire subordinated bonds to the extent the construction period bonds do not fully convert.

Up until the point of completion, we will guarantee the construction lender reimbursement of any draw on its construction letter of credit up to 40% of the stated amount of the letter of credit. Following completion, up until the

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


project loan converts to permanent loan status, we will guarantee the full amount of the letter of credit. We closely monitor these properties, and believe there is currently no need to provide for any potential loss.

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

Our maximum exposure, related to these three transactions, is 40% of the stated amount of the Letter of Credit of approximately $27.0 million.

LEASE OBLIGATIONS

The future minimum payments for operating leases as of December 31, 2004 are as follows:

(In thousands)
                               Year Ending December 31
                    ----------------------------------------
                    2005                            $ 3,914
                    2006                              5,754
                    2007                              5,774
                    2008                              6,182
                    2009                              5,929
                    THEREAFTER                       43,665
                                                    -------
                       Total                        $71,218
                                                    =======

OTHER CONTINGENCIES

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 21 - SUBSEQUENT EVENTS

REVENUE BOND ACQUISITIONS

In  March  2005,   we  exercised   our  option  to  terminate   our  fixed  rate
securitization trust, and paid down $100 million borrowed through this facility with proceeds from bonds securitized through the P-FLOATs program.

In January and  February  2005,  we acquired  seven  revenue  bonds with a total
aggregate  face  amount  of  approximately  $86.5  million,   secured  by  1,678
multifamily units.

In the first quarter of 2005, we extended and converted the loan made to Capri in July 2004. Upon conversion, we held two participating loans, one of which allowed us to participate in the cash flows of, and in turn was convertible into a 100% ownership interest in, Capri Capital Finance ("CCF"). The other allows us to participate in the cash flows of, and is convertible into a 49% ownership interest in, Capri Capital Advisors ("CCA"), a pension fund advisory business. In the first quarter of 2005, we converted the CCF loan and acquired the business as an addition to our Mortgage Banking segment. Management currently expects to convert the CCA loan into an equity ownership prior to the end of the loan term, no later than August 2006.

Also in the first quarter of 2005, we purchased the 13% of CMC that we had not previously owned. The purchase price was $7.5 million, which we paid in cash.

During the first quarter of 2005, AMAC repaid to us the $4.6 million of advances outstanding at December 31, 2004.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

Item 9A.   Disclosure Controls and Procedures

           (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Refer to MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING on page 50.

           (b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have been no changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, to address the material weaknesses identified, subsequent to December 31, 2004, our management has taken specific actions described in MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING, (see page 50).

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF OUR COMPANY

           Our board of trustees directs the management of the business of our Company but retains our subsidiary, Related Capital, to manage our day-to-day affairs.

           TRUSTEES AND EXECUTIVE OFFICERS

           Our trustees and executive officers are as follows:

                                                                                         YEAR FIRST
                                                                                           BECAME         TERM
           NAME                   AGE       OFFICES HELD               INDEPENDENCE    OFFICER/TRUSTEE   EXPIRES
           -----------------------------------------------------------------------------------------------------
           Stephen M. Ross        64    Managing Trustee,             Non-Independent       1999          2006
                                        Non-Executive Chairman
                                        of the Board
           Stuart J. Boesky       48    Managing Trustee,             Non-Independent       1997          2006
                                        Chief Executive Officer
           Marc D. Schnitzer      44    Managing Trustee,             Non-Independent       2003          2005
                                        President
           Alan P. Hirmes         50    Managing Trustee,             Non-Independent       1997          2005
                                        Chief Financial Officer and
                                        Chief Operating Officer
           Denise L. Kiley        45    Managing Trustee,             Non-Independent       2003          2007 (1)
                                        Chief Credit Officer
           Peter T. Allen         59    Managing Trustee              Independent           1997          2007
           Charles L. Edson       70    Managing Trustee              Independent           2001          2005
           Andrew L. Farkas       44    Managing Trustee              Independent           2004          2007
           Jeff T. Blau           37    Managing Trustee              Non-Independent       2003          2007
           Robert A. Meister      63    Managing Trustee              Independent           2003          2007
           Jerome Y. Halperin     74    Managing Trustee              Independent           2003          2006
           Nathan Gantcher        64    Managing Trustee              Independent           2003          2006
           Robert L. Loverd       62    Managing Trustee              Independent           2003          2006
           Janice Cook Roberts    44    Managing Trustee              Independent           2003          2005
           Thomas W. White        66    Managing Trustee              Non-Independent       2000          2005

          (1) On February 25, 2005, we announced Ms. Kiley's intention to retire in 2005.

           STEPHEN M. ROSS is the non-executive Chairman of the board of trustees of our Company. Mr. Ross is the founder, Chairman, Chief Executive Officer and Managing General Partner of The Related Companies, LP ("TRCLP"). Mr. Ross began his career working for the accounting firm of Coopers & Lybrand in Detroit as a tax attorney. Later, he moved to New York where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments before founding TRCLP in 1972. Mr. Ross graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from New York University School of Law. Mr. Ross endowed the Stephen M. Ross School of Business at the University of Michigan. Mr. Ross is a member of the Executive Committee of the Board of Directors of the Real Estate Board of New York and is a trustee of the National Building Museum. Mr. Ross is also a member of the Executive Committee of the Board of Directors of NYC2012, a committee that is targeting New York City's bid for the 2012 Summer Olympic Games. Mr. Ross also serves on the Board of Directors of the Juvenile Diabetes Research Foundation and the Guggenheim Museum.

           STUART J. BOESKY is a managing trustee and the Chief Executive Officer of our Company, the Chairman of our subsidiary CharterMac Mortgage Capital and the Managing Director of our subsidiary Related Capital. Mr. Boesky is responsible for our strategic planning and new product development. He oversees all of our debt products, including our portfolio investing and mortgage banking operations, capital markets and research. Mr. Boesky practiced real estate and tax law with the law firm of Shipley & Rothstein from 1984-1986, when he joined Related Capital. From 1983 to 1984, he practiced law with the Boston office of Kaye, Fialkow, Richman and Rothstein. Previously, Mr. Boesky was a consultant at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated with high honors from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky is Chairman of the board of trustees of American Mortgage Acceptance Company ("AMAC"), a public company managed by an affiliate of our Company. Mr. Boesky is a regular speaker at industry conferences and on television. Mr. Boesky is also a member of the board of directors of the National Association of Affordable Housing Lenders and the Investment Program Association.

           MARC D.  SCHNITZER  is a managing  trustee and the  President  of our
           Company and the Chief Executive Officer of Related Capital. Mr. Schnitzer is also on the board of directors of CharterMac Mortgage Capital. Mr. Schnitzer directs our tax credit group, which has invested in excess of $5.5 billion in affordable housing tax credit properties since 1987, and is responsible for structuring and marketing our institutional tax credit offerings. Mr. Schnitzer is a frequent speaker at industry conferences sponsored by the National Council of State Housing Agencies, the National Housing and Rehabilitation Association and the National Association of Homebuilders. He is a member of the Executive Committee of the Board of Directors of the National Multi-Housing Council and a Vice President and member of the Executive Committee of the Affordable Housing Tax Credit Coalition. Mr. Schnitzer joined Related Capital in 1988 after receiving his Masters of Business Administration degree from The Wharton School of the University of Pennsylvania in 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with First Boston Corporation, an international investment bank. Mr. Schnitzer received a Bachelor of Science degree in business administration, summa cum laude, from the Boston University School of Management in 1983.

           ALAN P. HIRMES is a managing trustee, the Chief Financial Officer and Chief Operating Officer of our Company, a member of the board of directors of CharterMac Mortgage Capital and the President of Related Capital, both of which are subsidiaries of our Company. Mr. Hirmes is responsible for managing the overall administration of our Company, as well as any new initiatives or special projects. Mr. Hirmes oversees the finance and accounting, human resources, information technology and investor services departments and the joint venture development program. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Mr. Hirmes currently serves as Chairman Emeritus of the Affordable Housing Tax Credit Coalition, a national organization dealing with issues relating to the Tax Credit Program. He is also a member of the Advisory Board of the LIHTC Monthly Report and of the National Housing Conference, and he serves on the Executive Board of the National Multi Housing Council. Prior to joining Related Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants, where he specialized in real estate and partnership taxation. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the board of trustees of AMAC.

           DENISE L. KILEY is a managing trustee, the Chief Credit Officer of our Company and the Chief Operating Officer of Related Capital. Ms. Kiley is also on the Board of Directors of CharterMac Mortgage Capital. Ms. Kiley is the Director of our Company's Asset Management and Underwriting Divisions, where she is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in Related Capital-sponsored corporate, public and private equity and debt funds. Prior to joining Related Capital in 1990, Ms. Kiley was a First Vice President with Resources Funding Corporation, where she was responsible for acquiring, financing, and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley is a Member of the Advisory Committee for the Joint Center for Housing at Harvard University; she is on the Multifamily Leadership Board for the National Association of Home Builders; and she is a member of the National Housing & Rehabilitation Association. Ms. Kiley received a Bachelor of Science degree in accounting from The Carroll School of Management at Boston College. As noted above, Ms. Kiley is retiring from the Company.

           PETER T. ALLEN is a managing trustee (independent trustee) of our Company and the President of Peter Allen & Associates, Inc., a real estate development and management firm in which capacity he has been responsible for the leasing, refinancing, and development of major commercial properties. Mr. Allen has also been an Adjunct faculty member of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters
           Degree  in  Business  Administration   with   Distinction  from  the
           University of Michigan. Mr. Allen is the chairman of our Compensation Committee and a member of our Audit Committee.

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

           ANDREW L.FARKAS is a managing trustee (independent trustee) of our Company and the founder of Island Capital and is its Managing Member, Chairman and President. Mr. Farkas was previously Chairman and Chief Executive Officer of Insignia Financial Group, Inc., a global real estate services company that was merged with CB Richard Ellis in July 2003. Mr. Farkas founded Insignia in 1990. By 2003, Insignia had become the leading commercial real estate firm in both New York and London and operated throughout the United States, the United Kingdom and France. Mr. Farkas received a Bachelor of Arts degree from Harvard University in 1982, where he majored in Econometrics. Mr. Farkas is a member of our Investment Committee and our Capital Markets Committee.

           JEFF T. BLAU is a managing trustee and the President of TRCLP. Over the past 15 years Mr. Blau has been responsible for directing and overseeing new developments worth over $6 billion in virtually every sector of the real estate industry. In his position as President of TRCLP, Mr. Blau is responsible for new development origination and for strategic oversight of the firm's affiliated group of companies. Mr. Blau completed his undergraduate studies at the University of Michigan and received his Masters Degree in Business Administration from the Wharton School of the University of Pennsylvania. Mr. Blau is an active member of numerous professional and charitable organizations and currently sits on the board of directors of the Doe Fund, the 14th Street Local Development Corporation / Business Improvement District, ABO and the YMCA of Greater New York. Mr. Blau is a member of our Investment Committee.

           ROBERT A. MEISTER is a managing trustee (independent trustee) and the Vice Chairman of Aon Risk Services Companies, Inc. ("Aon"), an insurance brokerage, risk consulting, reinsurance and employee benefits company and a subsidiary of Aon Corporation and has served in this position since 1991. Prior to Aon, Mr. Meister was the Vice Chairman and a Director of Sedgwick James from 1985-1991 and the Vice Chairman of Alexander & Alexander from 1975-1985. Mr. Meister is a member of the board of directors of Ramco Gershenson Properties and Universal Health Services and serves on each company's compensation committee. Mr. Meister has served on the board of directors of several charitable organizations. Mr. Meister received a Bachelor of Science degree in Business Administration from Pennsylvania State University. Mr. Meister is a member of our Nominating and Governance Committee and our Conflicts Committee.

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

           NATHAN GANTCHER is a managing trustee (independent trustee) of our Company. He is the former vice chairman of CIBC World Markets Corporation, the U.S. Section 20 broker/dealer of Canadian Imperial Bank of Commerce ("CIBC"). CIBC acquired Oppenheimer & Company in November 1997. Mr. Gantcher had been with Oppenheimer since 1968 and served as its president and co-chief executive officer from 1983 until the firm was acquired in 1997. Prior to joining Oppenheimer, he was an account executive with Young & Rubicam, the advertising firm, for four years. Mr. Gantcher recently retired as Chairman of the board of trustees of Tufts University, where he had been a member since 1983 and chairman for the last eight years. He is a member of the Council on Foreign Relations, a director of Mack-Cali Realty
           Corporation, Neuberger Berman, LLC and Refco Group Ltd., LLC, a senior adviser for RRE Investors, and a former governor of the American Stock Exchange. Mr. Gantcher is a member of the steering committee of the Wall Street division of the U.J.A., a past director of the Jewish Communal Fund and a trustee of the Anti-Defamation
           League Foundation. Mr. Gantcher received a Bachelor of Arts from Tufts University and a Masters in Business Administration from Columbia Business School. Mr. Gantcher is the chairman of our Capital Markets Committee and is a member of our Nominating and Governance Committee and our Compensation Committee.

           ROBERT L. LOVERD is a managing trustee (independent trustee) of our Company and the former Group Chief Financial Officer and a Founding Partner of MC European Capital (Holdings), a London investment banking and securities firm, which was established in 1995 and substantially sold in 2000. From 1979 to 1994, Mr. Loverd held various positions in New York and London in the Investment Banking Department of Credit Suisse First Boston. Prior to that, Mr. Loverd was a shareholder in the International Investment Banking Department of Kidder, Peabody & Co. Incorporated. Mr. Loverd is a member of the Board of Directors of Harbus Investors. Mr. Loverd received a Bachelor of Arts degree from Princeton University and a Masters in Business Administration from Harvard Business School. Mr. Loverd is the chairman of our Nominating and Governance Committee and a member of our Capital Markets Committee.

           JANICE COOK ROBERTS is a managing trustee (independent trustee) of our Company and an Executive Vice President at the New York City Investment Fund, which provides financial and strategic assistance to businesses that spur economic activity in New York City. Joining the organization in 1996, Ms. Roberts helped launch the Fund, which has raised over $96 million in capital and has invested in over 50 businesses since its inception. Prior to joining the New York City Investment Fund, Ms. Roberts was employed by MCA/Universal, serving as Executive Director of the International division from 1989 to 1996 and as Senior Auditor in the Corporate Internal Audit division from 1987 to 1989. Ms. Roberts was also Assistant Treasurer at Bankers Trust Company from 1982 to 1985, in which capacity she performed detailed financial analysis and modeling. Ms. Roberts received her Bachelor of Arts degree in Political Science and French from Amherst College and her Masters in Business Administration from the Harvard Graduate School of Business Administration. Ms. Roberts is a member of our Audit Committee and our Conflicts Committee.

           THOMAS W. WHITE is a managing trustee of our Company. Mr. White retired as a Senior Vice President of Fannie Mae in the multifamily activities department, where he was responsible for the development and implementation of policies and procedures for all Fannie Mae multifamily programs, including the delegated underwriting and servicing program, prior approval program and negotiated swap and negotiated cash purchases product lines. He was also responsible for asset management of multifamily loans in a portfolio of mortgage-backed securities. Mr. White joined Fannie Mae in November 1987 as director of multifamily product management. He was elected Vice President for multifamily asset acquisition in November 1998 and assumed his position of Senior Vice President in November 1990. Prior to joining Fannie Mae, he served as an investment banker with Bear

           Stearns, Inc. He also was the executive vice president of the National Council of State Housing Agencies; chief underwriter for the Michigan State Housing Development Authority; and served as a state legislator in the state of Michigan. In July 2001, we hired Mr. White as a consultant. Mr. White serves on the Board of Directors of New York Mortgage Trust, Inc. and CharterMac Mortgage Capital. Mr. White is Chairman of our Investment Committee and Chairman of our Conflicts Committee.

           COMMITTEES OF THE BOARD OF TRUSTEES

           Our board of trustees has standing audit, compensation, nominating and governance, investment, capital markets and conflicts committees. The functions of each committee are detailed in the respective committee charters, which are available on our website at http://www.chartermac.com in the "Investor Relations" section. Please note that the information on our website is not incorporated by reference in this filing on Form 10-K.

                  Audit Committee

                  The audit committee's duties include the periodic review of our financial statements and meetings with our independent auditors. The audit committee must have three members and be comprised solely of independent trustees. The audit committee held seven meetings during the year ended December 31, 2004 and is currently comprised of Mr. Halperin, Mr. Allen and Ms. Roberts, each of whom the board of trustees has determined is independent within the meaning of Securities and Exchange Commission ("SEC") rules and regulations and the listing standards of the American Stock Exchange. In addition, our board of trustees has determined that Mr. Halperin is qualified as an audit committee financial expert within the meaning of SEC rules and regulations and the listing standards of the American Stock Exchange.

                  Compensation Committee

                  The compensation committee's duties include the determination of the compensation of our executive officers, the administration of our Incentive Share Plan and the review and approval of any material employment agreements. The compensation committee must have at least two members and be comprised solely of independent trustees. The compensation committee held four meetings during the year ended December 31, 2004 and is currently comprised of Mr. Allen and Mr. Gantcher, each of whom the board of trustees has determined is independent within the meaning of SEC rules and regulations and the listing standards of the American Stock Exchange.

                  Nominating and Governance Committee

                  The nominating and governance committee's duties include recommending to the board for its approval (subject to the conditions set forth below) the trustee nominees for election at any annual or special meeting of our shareholders and overseeing our compliance with legal and regulatory requirements pertaining to corporate governance, including the corporate governance listing requirements of the American Stock Exchange. In evaluating a candidate for trustee, the committee considers factors that are in the best interests of our Company and our shareholders, including:

                  (i) business and/or technical experience and expertise relevant to the needs of our Company;
                  (ii)   leadership;
                  (iii)  diversity;
                  (iv)   ability to represent our shareholders; and
                  (v) the independence and expertise standards mandated by SEC rules and regulations, the listing standards of the American Stock Exchange and any other applicable federal or state law, rule or regulation.

                  The nominating and governance committee must have at least two members and be comprised solely of independent trustees. The nominating and governance committee is currently comprised of Mr. Loverd, Mr. Gantcher and Mr. Meister, each of whom the board of trustees has determined is independent within the meaning of SEC rules and regulations and the listing standards of the American Stock Exchange. The nominating and governance committee held five meetings during the year ended December 31, 2004.

                  Pursuant to our by-laws, any shareholder entitled to vote at the annual meeting may submit a nomination for a trustee. Nominations by a shareholder must be given in a timely fashion and notice of the nomination must be given in writing to our board of trustees. To be timely, a shareholder's notice must be delivered to the board of trustees at our principal executive offices not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, or if we have not previously held an annual meeting, notice by a shareholder to be timely may be delivered not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Such shareholder's notice must set forth as to each person whom the shareholder proposes to nominate for election or reelection as a Managing Trustee, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Managing Trustees, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (including such person's written consent to being named in the proxy statement as a nominee and to serving as a Managing Trustee if elected). In the event that the number of Managing Trustees to be elected to the board of trustees is increased and there is no public announcement naming all of the nominees for Managing Trustee or specifying the size of the increased board of trustees made by us at least 70 days prior to the first anniversary of the preceding year's annual meeting, a shareholder's notice will also be considered timely, but only with respect to nominees for any new positions created by such increase, if it is delivered to the board of trustees at our principal offices not later than the close of business on the tenth day following the day on which we first made such public announcement.

                  So long as the holders of the Special Common Units own, in the aggregate, 7.5% or more of our outstanding voting securities, holders of a majority of the outstanding Special Preferred Voting Shares will have the right, instead of our board of trustees (or our nominating and governance committee thereof) to elect to our board of trustees any non-independent trustees to fill a vacancy and to nominate any non-independent trustees for election at any annual or special meeting of our shareholders. This power of nomination will not affect the right of the holders of our common shares to also nominate their choices for the non-independent trustee nominees as set forth in the previous paragraph. After the date upon which the holders of the Special Preferred Voting shares own, in the aggregate, less than 7.5% of our outstanding voting securities, the nominating and governance committee will have the right to nominate non-independent trustees to fill a vacancy (which vacancies will be filled by the affirmative vote of a majority of our board of trustees) or to stand for election at any annual or special meeting.

                  If there is any vacancy for independent trustees, replacement independent trustees will be nominated by the nominating and governance committee and subject to the approval of two-thirds of the trustees. The vacancy shall be filled by a majority vote of the trustees electing a nominated replacement independent trustee. All trustees have the right to recommend to the nominating and governance committee for its consideration their choices for the replacement independent trustee nominees. If there is no remaining independent trustee, any such vacancies will be filled by a majority of the remaining managing trustees.

                  The nominating and governance committee approved, on behalf of the board of trustees, a set of Corporate Governance
                  Guidelines and a Code of Business Conduct and Ethics for our Company. The ongoing administration of these two policies is overseen by the Audit Committee

                  Investment Committee

                  The investment committee's duties include the review and oversight of our Company's investment policies and strategies and the review and approval of new product lines and investment transactions for which the Executive Officers of our Company are not otherwise delegated the authority to execute, pursuant to the investment committee's charter. The investment committee must have at least three members. The investment committee held nine meetings during the year ended December 31, 2004 and is currently comprised of Mr. Blau, Mr. Edson, Mr. Farkas and Mr. White.

                  Capital Markets Committee

                  The capital markets committee's duties include the review of the annual capital plan, the review of our financing and hedging strategies and the approval of our debt and equity issuances and the debt and equity issuances of our subsidiaries. The capital markets committee must have at least three members. The capital markets committee held four meetings during the year ended December 31, 2004 and is currently comprised of Mr. Gantcher, Mr. Loverd, Mr. Farkas and Mr. Halperin.

                  Conflicts Committee

                  The conflicts committee's duties include the review of transactions with Affiliates, as defined in the conflicts committee's charter. The conflicts committee must have at least three members. The conflicts committee held six meeting during the year ended December 31, 2004 and is currently comprised of Mr. Meister, Mr. White and Ms. Roberts.

           OTHER CORPORATE GOVERNANCE INITIATIVES

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

           RELATED CAPITAL

           We and our subsidiaries (with the exception of CharterMac Mortgage Capital) operate our day-to-day activities utilizing the services and advice provided by our subsidiary, Related Capital, subject to the supervision and review of our board of trustees and our subsidiaries' board of trustees (or directors), as applicable.

           EXECUTIVE OFFICERS

           The executive officers of Related Capital are set forth below:


           NAME                       AGE               OFFICE
           --------------------------------------------------------------------
           Marc D. Schnitzer           44               Chief Executive Officer
           Stuart J. Boesky            48               Managing Director
           Alan P. Hirmes              50               President
           Denise L. Kiley (1)         45               Chief Operating Officer

          (1) On February 25, 2005, we announced Ms. Kiley's intention to retire in 2005.

           Biographical information may be found above, beginning on pages 100.

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

           During the year ended December 31, 2004, two of our trustees, Mr. Gantcher and Mr. Farkas, did not comply with all applicable Section 16(a) filing requirements. Mr. Gantcher purchased shares of our Company on October 8, 2004 and October 9, 2004 and he did not file the applicable Section 16(a) filing until October 15, 2004, which is longer than the two business day requirement of the SEC for filing
           Section 16(a) filings. In addition, Mr. Farkas received shares of our Company in connection with his service as independent trustees on December 31, 2004 and did not file the applicable Section 16(a) filings until January 6, 2005, which is longer than the two business day requirement of the SEC for filing Section 16(a) filings. Other than Mr. Gantcher and Mr. Farkas, the remaining trustees, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.   EXECUTIVE COMPENSATION

           TRUSTEE COMPENSATION

           Each independent trustee receives annual compensation at the rate of $50,000, payable $25,000 in cash (or, at a trustee's option, common shares) and common shares having an aggregate value of $25,000, based on the fair market value at the date of issuance. The trustees have the option to have their common shares cliff-vest after a three-year period. In addition, independent trustees are eligible for an expense reimbursement for attending meetings of the board of trustees and the committees. The chairman of the audit committee receives an additional $5,000 per year for serving as chairman.

           EXECUTIVE COMPENSATION SUMMARY TABLE

           The following table sets forth the compensation during each of the Company's last three years paid to our CEO and the three other most highly compensated Executive Officers based on compensation earned during the year ended December 31, 2004.

                                                                                                        SECURITIES
                                                                                                        UNDERLYING
                                                                                                          SHARE
           NAME AND                                                       OTHER ANNUAL     RESTRICTED    OPTIONS
           PRINCIPAL POSITION AT                                        COMPENSATION (1)     SHARE      (NUMBER OF
           DECEMBER 31, 2004           YEAR   SALARY ($)    BONUS ($)         ($)          AWARDS ($)    SHARES)
           ---------------------------------------------------------------------------------------------------------
           Stuart J. Boesky            2004   $521,323     $500,000         $29,432        $400,009(2)   220,765(3)
            CHIEF EXECUTIVE OFFICER    2003   $ 61,538(4)    50,000(5)      $    --        $     --           --
                                       2002   $     --     $     --         $    --        $     --           --
           Alan P. Hirmes              2004   $521,323     $500,000         $23,280        $317,060(2)   174,985(3)
            CHIEF FINANCIAL OFFICER    2003   $ 61,538(4)  $ 50,000(5)      $    --        $     --           --
                                       2002   $     --     $     --         $    --        $     --           --
           Marc D. Schnitzer           2004   $521,323     $500,000         $29,758        $400,009(2)   220,765(3)
            PRESIDENT                  2003   $ 61,538(4)  $ 50,000(5)      $    --        $     --           --
                                       2002         --            --        $    --        $     --           --
           Denise L. Kiley*            2004   $521,323     $500,000         $25,884        $     --           --
            CHIEF CREDIT OFFICER       2003   $ 61,538(4)  $ 50,000(5)      $   --         $     --           --
                                       2002   $     --     $     --         $    --        $     --           --

           * On February 25, 2005, we announced Ms. Kiley's intention to retire in 2005.

           (1) Includes 401(K) match, premiums paid by the Company with respect to life insurance and health insurance; with respect to Mr. Boesky, an apartment allowance; and, with respect to Mr. Hirmes, Mr. Schnitzer and Ms. Kiley, an auto allowance.
           (2) The value of the grants of restricted common shares effective January 3, 2005, is based upon the closing price of $24.44 of the Company's common shares on the trading day prior to the effective date of the grants. These restricted common shares vest over a three year period, with one third vesting on the first anniversary of the effective date of the grants.
           (3) Options have a strike price of $24.44 and vest over a three year period, with one third vesting on the first anniversary of the effective date of the grant, which was January 3, 2005.
           (4) Mr. Boesky, Mr. Hirmes, Mr. Schnitzer and Ms. Kiley are employees of Related Capital, which became our subsidiary on November 17, 2003. Therefore, their salaries on this chart for 2003 are the actual dollar amounts received for the period of time that they were employees of a subsidiary of our Company (November 17, 2003-December 31, 2003) based on their annual salaries ($500,000). For the period of January 1, 2003- November 16, 2003 and the year ended December 31, 2002, Mr. Boesky, Mr. Hirmes, Mr. Schnitzer and Ms. Kiley did not receive any direct compensation from our Company. Rather, they received compensation from Related Capital, which, prior to the acquisition, provided management services to our Company pursuant to a management contract.
           (5) Represents bonus payments for the period of November 17, 2003 to December 31, 2003.

           SHARE OPTION GRANTS, EXERCISES AND HOLDINGS

           No share options were granted during 2004, although share options granted in 2005 as noted in (3) above pertained to 2004 services.

           2004 YEAR-END OPTION VALUES

                                                                                                          VALUE OF
                                                                          NUMBER OF                      UNEXERCISED
                                                                         UNEXERCISED                    IN-THE-MONEY
                                                                         OPTIONS/SARS                   OPTIONS/SARS
                                                                         AT YEAR-END                     AT YEAR-END
                                                               ----------------------------------  -------------------------
                                      SHARES
                                     ACQUIRED
                                        ON         VALUE
           NAME (1)                EXERCISE (#)  REALIZED (2)  EXERCISABLE (#)  UNEXERCISABLE (#)  EXERCISABLE UNEXERCISABLE
           ----------------------  ------------  ------------  ----------------------------------  -------------------------
           Stuart J. Boesky            1,739       $20,107           --                --            $    --      $    --

           Alan P. Hirmes                 --       $    --           --                --            $    --      $    --

           Marc D. Schnitzer           1,739       $20,107           --                --            $    --      $    --

           Denise L. Kiley                --       $    --           --                --            $    --      $    --

           (1) See Executive Compensation Summary Table for title of the persons named above.
           (2) The value realized is calculated based upon the number of shares acquired on exercise times the strike price of the options, which was $11.5625.

           EMPLOYMENT AGREEMENTS

           The material terms of the employment agreements with Mr. Boesky, Mr. Hirmes, Mr. Schnitzer and Ms. Kiley are as follows:

                  Compensation

                  Each of the executives receives a base salary at an annual rate of $500,000, which amount may be increased from time to time at the discretion of the compensation committee of our board of trustees. This notwithstanding, an executive's base salary will, at a minimum, increase annually by the lesser of
                  (a) 5% or (b) the percentage equal to the increase, if any, in the Consumer Price Index measured for the twelve (12) month period immediately preceding the effective date of the increase.

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

                  If employment is terminated by the executive for good reason or by us without cause, the executive will be entitled to (a) any unvested options awarded to the executive under the incentive share option plan and (b) severance compensation in an amount equal to 12 months of his or her base salary plus 75% of the amount of his or her most recently declared and paid annual bonus compensation, payable in a lump sum within 30 days of the date of termination of employment. As an example of the computation of the severance payment which could be payable in a circumstance other than a change of control, assume that the executive is terminated in year 3 and his or her then current base salary is $551,250 (the original base salary plus the minimum 5% increase per year) and the annual bonus paid in year 2 was $50,000. In this example, the severance compensation would equal $588,750.

                  Termination in connection with a change in control.

                  In the event employment is terminated by the executive within one year after a change in control for good reason or by us in anticipation of, or within one year after, a change in control, the severance payable will be equal to 200% of the severance compensation payable in connection with a termination other than in the event of a change in control. As an example of the computation of the severance payment which could be payable in connection with a change of control, assume the same facts as above in "Termination other than in connection with a change in control". In this example, the severance compensation would equal $588,750 multiplied by 2 or $1,177,500.

                  Death; disability.

                  In the event employment is terminated due to death or disability during the course of employment, such executive (and his or her estate or designated beneficiary) will be entitled to receive a cash payment equal to 12 months of base salary plus 75% of the amount of the executive's annual bonus compensation. As an example of the computation of the severance payment which could be payable in connection with death or disability, assume the same facts as above in "Termination other than in connection with a change in control". In this example, the severance compensation would equal the same as for "Termination other than in connection with a change in control" (i.e., $588,750).

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

           STOCK PERFORMANCE GRAPH

           The following share performance graph compares our performance to the S&P 500 and the Russell 2000 stock index. We are currently one of the companies included in the Russell 2000 stock index, an index that measures the performance of small market capitalization companies. The graph assumes a $100 investment on December 31, 1999. All stock price performance figures include the reinvestment of dividends.


                       [GRAPHIC OMITTED][GRAPHIC OMITTED]


           CUMULATIVE TOTAL RETURN

                              12/99      12/00      12/01      12/02      12/03      12/04
                            ------------------------------------------------------------------
           CharterMac        $100.00    $114.38    $138.30    $147.83    $179.83    $208.00
           S&P 500            100.00      90.89      80.09      62.39      80.29      89.02
           Russell 2000       100.00      96.98      99.39      79.03     116.38     137.71

           Compensation   Committee  Interlocks  and  Insider  Participation  in
           Compensation Decisions

           See COMMITTEES OF THE BOARD OF TRUSTEES - COMPENSATION COMMITTEE above. Each of the committee members is independent and none of the committee members have any "interlocking" relationships.

           Board Compensation Committee Report on Executive Compensation

           STATEMENT OF PHILOSOPHY

           The compensation committee's duties include the determination of the compensation of our executive officers, the administration of our Amended and Restated Incentive Share Plan ("Incentive Share Plan") and the review and approval of any material employment agreements entered into by Related Capital. We seek to attract and retain highly qualified individuals at all levels, and in particular, those whose performance is most critical to our Company's success.

           Our Company's success depends on developing, motivating and retaining individuals who have the skills and expertise to lead our Company. Our Company's executive compensation program is designed to help achieve these objectives. It is comprised of the following three main components: (i) competitive base salaries; (ii) bonuses; and (iii) long-term incentives.

           OVERVIEW

           In connection with our acquisition of Related Capital, each of our executive officers entered into three-year contracts, the terms of which are summarized under the heading "Employment Agreements", below. Under those contracts, each of the executive officers receives a base salary of $500,000 per year which is not subject to adjustment. We may determine to pay bonus compensation which we have done in the past and may do in the future based on the criteria set forth under the headings "Cash Bonuses" and "Long-Term Incentives".

           SALARIES

           In keeping with the long-term and highly technical nature of our business, we generally take a long-term approach to executive compensation. Each year following the expiration of the three-year contracts entered into with each of the executive officer, the compensation committee will evaluate Related Capital's salary structure based on competitive positioning (comparing the Company's salary structure with salaries paid by other peer companies); the Company's own business performance; and general economic factors. Specific considerations are expected to include cash available for distribution growth, total return to shareholders and contributions to Company-wide achievement. In conducting its assessment, the compensation committee will review compensation data for comparable companies to the extent available

           CASH BONUSES

           The bonus an executive receives, including the CEO, in large part depends on the executive's individual performance and level of responsibility. Each year, we assess performance based on factors including business results, technical expertise, leadership and management skills.

           LONG-TERM INCENTIVES

           Long-term incentive awards are intended to develop and retain strong management through share ownership and incentive awards that recognize future performance. We have adopted our Incentive Share Plan, the purpose of which is to (i) permit our Company and its subsidiaries to attract and retain qualified individuals as trustees and officers and (ii) to provide incentive and to more closely align their financial interests with the interests of our shareholders by providing these individuals with substantial financial interest in our success. The compensation committee administers our Incentive Share Plan.

           Under the Incentive Share Plan, the compensation committee may grant options, restricted shares, deferred shares, performance units, and performance shares (collectively, "Awards") to our trustees and officers (and the trustees, officers and employees of our subsidiaries) as authorized by our board of trustees.

           The maximum number of shares that may be subject to Awards granted under the Incentive Share Plan (determined at the time each Award is granted) is the lesser of (i) ten percent (10%) of our outstanding shares (which includes Common Shares, preferred shares and any other securities that have the same economic attributes as our Common Shares) as of the December 31 of the immediately preceding calendar year, and (ii) the limit prescribed by listing standards of the American Stock Exchange or any other national securities exchange or quotation system on which our shares are then listed.

           All options granted by the compensation committee will have an exercise price equal to or greater than the fair market value of the Common Shares on the date of the grant. The maximum option term is ten years from the date of grant. All Common Share options granted pursuant to the Incentive Share Plan may vest immediately upon issuance or in accordance with the determination of the compensation committee.

           Grants of restricted Common Shares to executive officers also form a part of the Company's long-term incentive package. Typically, some portion of such grants would vest annually over a period of several years, so long as the executive officer remains employed by the Company. The recipients of such grants receive dividends and have voting rights with respect to unvested as well as vested shares. The CEO and certain other executive officers received 2004 bonuses in the form of cash and grants of options and restricted Common Shares which are summarized under the heading "Executive Compensation Summary Table" below.

           The number of options granted to executive officers, including the CEO, is based on individual performance and level of responsibility. For this purpose, the compensation committee measures performance the same way as described above for cash bonuses. Long-term incentive awards must be sufficient in size to provide a strong incentive for executives to work for long-term business interests.

           CEO COMPENSATION

           As previously discussed above, each of our executive officers, including our CEO, entered into three-year employment contracts in connection with our acquisition of Related Capital. The terms of these employment contracts, including the terms of the employment contract of the CEO, are summarized under the heading "Employment Agreements", below.

           IMPLICATIONS OF INTERNAL REVENUE CODE SECTION 162 (M) FOR EXECUTIVE COMPENSATION

           It is the responsibility of the compensation committee to address the issues raised by the provisions in the tax laws, which make certain non-performance-based compensation to executives of public companies in excess of $1,000,000 non-deductible to the Company. In this regard, the compensation committee is responsible for considering whether any actions with respect to this limit should be taken by the Company. The Incentive Share Plan has been designed in a manner to allow certain cash and stock based incentives to be treated as performance based and, therefore, not subject to the $1,000,000 limitation. The compensation committee is expected to continue to monitor the $1,000,000 limitation and is expected to make necessary recommendations if it is warranted in the future.

           SUMMARY

           The compensation committee is responsible for seeing that the Company's compensation program serves the best interests of its shareholders. In the opinion of the compensation committee, the Company has an appropriate and competitive compensation program, which has served the Company and shareholders well. The combination of base salary, cash bonuses, and emphasis on long-term incentives provides a balanced and stable foundation for effective executive leadership.

                                                       COMPENSATION COMMITTEE
                                                       Peter Allen -- Chairman
                                                       Nathan Gantcher

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           As of March 31, 2005, the following shareholder is the beneficial owner of more than 5% of our outstanding common shares.

                                                   AMOUNT AND                 PERCENTAGE OF
                                                   NATURE OF                  COMMON SHARES
           NAME AND ADDRESS                   BENEFICIAL OWNERSHIP             OUTSTANDING
           -----------------------------------------------------------------------------------------
           Related General II, LP
           625 Madison Avenue
           New York, NY 10022                    10,195,085(1)                     20%

           (1)    Related General II, L.P. owns:

                  685 common shares and
                  10,194,400 Special Common Units of CCC, which are  convertible into common shares of CharterMac on a one-to-one basis, subject to certain restrictions, and the associated 10,194,400 special preferred voting shares.

                  Related General II, LP is owned by TRCLP. Mr. Ross owns 92% of TRCLP and Mr. Blau owns the remaining 8%.

           As of March 31, 2005, Trustees and Executive Officers of CharterMac own directly or beneficially Common Shares as follows:

                                                                                         AMOUNT AND
                                                                                          NATURE OF
                                                                                         BENEFICIAL        PERCENT OF
           NAME                        TITLE                                              OWNERSHIP         CLASS(12)
           -------------------------------------------------------------------------------------------------------------
           Stephen M. Ross             Chairman                                         10,652,735 (1)      14.43%

           Stuart J. Boesky            Managing Trustee and Chief Executive              1,561,240 (2)       2.11%
                                       Officer

           Marc D. Schnitzer           Managing Trustee and President                    1,139,347 (3)       1.54%

           Alan P. Hirmes              Managing Trustee, Chief Financial                 1,549,490 (4)       2.10%
                                       Officer and Chief Operating Officer

           Denise L. Kiley             Managing Trustee and Chief Credit Officer           703,776 (5)          *

           Jeff T. Blau                Managing Trustee                                 10,245,085 (6)      13.88%

           Thomas W. White             Managing Trustee                                        972              *

           Peter T. Allen              Managing Trustee (independent trustee)                8,449              *

           Charles L. Edson            Managing Trustee (independent trustee)                5,701 (7)          *

           Andrew L. Farkas            Managing Trustee (independent trustee)                1,023              *

           Nathan Gantcher             Managing Trustee (independent trustee)              135,595 (8)          *

           Jerome Y. Halperin          Managing Trustee (independent trustee)                2,148              *

           Robert L. Loverd            Managing Trustee (independent trustee)                3,795              *

           Robert A. Meister           Managing Trustee (independent trustee)               32,295 (9)          *

           Janice Cook Roberts         Managing Trustee (independent trustee)                2,295 (10)         *

           All Executive Officers and Trustees of CharterMac as a group (15 persons)    15,764,233 (11)     21.35%

           *      Less than 1% of the outstanding common shares.

           (1)    Includes (i) 236,493 common shares owned directly by Mr. Ross;
                  (ii) 21,157 shares owned by RelCap Holding Company, LLC ("RelCap"), of which Mr. Ross owns indirectly 65%; (iii) 10,194,400 Special Common Units and 685 common shares owned by Related General II, LP. TRCLP owns 100% of Related General II and Mr. Ross owns 92% of TRCLP; (iv) 200,000 options exercisable for common shares on a one-for-one basis (which are exercisable within 60 days)

           (2)    Includes  (i)  59,386  common  shares  owned  directly  by Mr.
                  Boesky; (ii) 21,157 shares owned by RelCap, of which Mr. Boesky owns indirectly 9.69%; (iii) 1,464,330 Special Common Units owned by SJB Associates, LP, of which Mr. Boesky owns 100%; and (iv) 16,367 restricted common shares, which vest over a three year period, commencing on January 3, 2005.

           (3) Includes (i) 22,594 common shares owned directly by Mr. Schnitzer; (ii) 21,157 shares owned by RelCap, of which Mr. Schnitzer owns indirectly 9.69%; (iii) 1,079,229 Special Common Units owned by Marc Associates, LP, of which Mr. Schnitzer owns 100%; and (iv) 16,367 restricted common shares, which vest over a three year period, commencing on January 3, 2005.

           (4)    Includes  (i)  51,030  common  shares  owned  directly  by Mr.
                  Hirmes; (ii) 21,157 shares owned by RelCap, of which Mr. Hirmes owns indirectly 9.69%; (iii) 1,464,330 Special Common Units owned by APH Associates, LP, of which Mr. Hirmes owns 100%; and (iv) 12,973 restricted common shares, which vest over a three year period, commencing on January 3, 2005.

           (5)    Includes (i) 23,091 common shares owned directly by Ms. Kiley;
                  (ii) 21,157 shares owned by RelCap, of which Ms. Kiley owns indirectly 5.93%; and (iii) 659,528 Special Common Units owned by DLK Associates, LP, of which Ms. Kiley owns 100%. On February 25, 2005, we announced Ms. Kiley's intention to retire in 2005.

           (6) Includes (i) 50,000 common shares owned directly by Mr. Blau; and (ii) 10,194,400 Special Common Units and 685 common shares owned by Related General II, LP. TRCLP owns 100% of Related General II and Mr. Blau owns 8% of TRCLP.

           (7) The common shares are owned by the Charles L. Edson Revocable Trust.

           (8)    Includes:  (i) 80,300  common  shares  owned  directly  by Mr.
                  Gantcher; (ii) 30,000 common shares owned by Gantcher Family Partners, LLC; (iii) 15,000 shares held by Alice Gantcher, who is Mr. Gantcher's wife; (iv) 8,000 shares held by Gantcher Family 1986 Trust; (v) 1,272 restricted common shares, which cliff-vest on June 30, 2007; and (vi) 1,023 restricted common shares, which cliff-vest on December 31, 2007.

           (9) Includes: (i) 30,000 common shares owned directly by Mr. Meister; (ii) 1,272 restricted common shares, which cliff-vest on June 30, 2007; and (iii) 1,023 restricted common shares, which cliff-vest on December 31, 2007.

           (10) Includes: (i) 1,272 restricted common shares, which cliff-vest on June 30, 2007; and (ii) 1,023 restricted common shares, which cliff-vest on December 31, 2007.

           (11) Includes (i) 21,157 common shares owned by RelCap; (ii) 685 common shares owned by Related General II, LP (iii) 200,000 options exercisable for common shares on a one-for-one basis (which are exercisable within 60 days); (iv) 14,861,817 Special Common Units; and (v) 52,592 restricted common shares.

           (12) Based on the common shares outstanding as March 31, 2005 (51,323,062) plus the common shares issuable upon the conversion of (i) all options to purchase common shares which are exercisable within 60 days (200,000); (ii) all CRA Preferred Shares (6,552,070); (iii) all restricted common shares (586,957); and (iv) all Special Common Units (15,172,217).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           We have and will continue to have certain relationships with Related Capital and our other affiliates.

           MANAGEMENT AND SERVICING AGREEMENTS

           We and our subsidiaries (with the exception of CharterMac Mortgage Capital) operate our day-to-day activities utilizing the services and advice provided by our subsidiaries, Related Capital and CM Corp., subject to the supervision and review of our board of trustees and our subsidiaries' board of trustees (or directors), as applicable. Although our board of trustees and each board of trustees (or directors) of our subsidiaries has continuing exclusive authority over the respective entity's management, affairs, and disposition of assets, our board of trustees (and the board of trustees of our subsidiaries, as applicable) has delegated to Related Capital and CM Corp. the power and duty to perform some or all of the following management services pursuant to management agreements and servicing agreements:

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

           The term of our management agreement with Related Capital is five years, ending November 17, 2008. The term of each of our subsidiaries' management and servicing agreements with Related Capital and CM Corp. respectively are each five years ending November 17, 2008; provided that if our management agreement with Related Capital is terminated or not renewed, we may terminate each of the management agreements with such subsidiaries. The management agreements and servicing agreements may be renewed, subject to evaluation and approval by the relevant entity's board of trustees. Each management agreement may be terminated

                  (i)    with or without cause by Related Capital, or

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

           AFFILIATED TRANSACTIONS

           Information regarding affiliated transactions is included in Note 17 to our consolidated financial statements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

           The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte") for the audit of our financial statements for the years ended December 31, 2004 and December 31, 2003, and fees for other services rendered by Deloitte during those periods.

                                                                     2004                  2003
                                                             ---------------------------------------
                           Audit Fees (a)                         $  969,500           $  711,000
                           Audit-Related Fees (b)                    283,500              559,400
                           Tax Fees (c)                              252,700              187,700
                           All Other Fees (d)                             --                   --
                                                             ---------------------------------------
                           Total                                  $1,505,700           $1,458,100
                                                             =======================================

           (a) Fees for audit services billed for 2004 and 2003 consisted of the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements, comfort letters, consents and other services related to SEC matters.

           (b) Fees for audit-related services consisted of due diligence services associated with our loan to Capri in 2004 and the acquisition of Related Capital in 2003.

           (c) Fees for tax services billed in 2004 and 2003 consisted of tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of Federal, state and local income tax return assistance.

           (d) No other services were rendered by Deloitte during 2004 or 2003.

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

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

                                                                                                       Sequential
                                                                                                          Page
                                                                                                    ---------------
(a)1.    Financial Statements

         Report of Independent Registered Public Accounting Firm                                           48

         Consent of Independent Registered Public Accounting Firm                                          49

         Management's  Report  on  the  Effectiveness of Internal Control over
            Financial Reporting                                                                            50

         Report  of  Independent Registered Public Accounting Firm On Internal
            Control over Financial Reporting                                                               52

         Consolidated Balance Sheets as of December 31, 2004 and 2003                                      54

         Consolidated  Statements  of  Income for the years ended December 31,
            2004, 2003 and 2002                                                                            55

         Consolidated  Statements  of Shareholders' Equity for the years ended
            December 31, 2004, 2003 and 2002                                                               56

         Consolidated Statements of Cash Flows for the years ended December 31,
            2004, 2003 and 2002                                                                            58

         Notes to Consolidated Financial Statements                                                        60

(a)2.    Financial Statement Schedules

         Schedule I - Condensed Financial Information of Registrant                                       143

         Schedule II - Valuation and Qualifying Accounts                                                  148

         All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.

(a)3.    Exhibits
         --------

3.1(a) Certificate of Business Trust dated as of August 12, 1996 (incorporated by reference to our Registration Statement on Form 10, filed with the Commission on August 1, 1997).

3.1(b)   Certificate of Amendment of the Restated  Certificate of Business Trust
         (incorporated by reference to our Registration Statement on Form S-8, filed with the Commission on November 24, 2003).

3.1(c)   Second  Amended and Restated Trust  Agreement  dated as of November 17,
         2003  (incorporated by reference to our Registration  Statement on Form
         S-8, filed with the Commission on November 24, 2003).

3.2      Third Amended and Restated Bylaws (incorporated by reference to Exhibit
         10.6 in our September 30, 2004 Quarterly Report on Form 10-Q).


4.1 Specimen Copy of Share Certificate for shares of our beneficial interest (incorporated by reference to our Registration Statement on Form S-8, filed with the Commission on November 24, 2003).

4.2      Certificate of Designation of Special  Preferred  Voting Shares,  dated
         November 17, 2003  (incorporated  by reference to our Current Report on
         Form 8-K, filed with the Commission on December 1, 2003).

10(a) Management Agreement dated as of November 17, 2003, between us and Related Capital Company LLC (incorporated by reference to Exhibit 10(a) in our December 31, 2003 Annual Report on Form 10-K).

10(b)    Insurance  Agreement among MBIA,  CharterMac,  Origination Trust, Owner
         Trust,  CharterMac  Floater  Certificate  Trust  ("Floater  Certificate
         Trust"), First Tennessee Bank National Association ("First Tennessee"),
         Related Charter LP, and Bayerische  Landesbank  Girozentrale,  New York
         Branch ("Bayerische") dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaay) in our June 30, 1998 Quarterly Report on
         Form 10-Q).

10(c)    Liquidity Agreement among Owner Trust, Floater Certificate Trust, First
         Tennessee, MBIA and Bayerische dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaz) in our June 30, 1998 Quarterly Report on Form 10-Q).

10(d)    Liquidity Pledge and Security  Agreement among Origination Trust, Owner
         Trust, Floater Certificate Trust, MBIA, First Tennessee and Bayerische dated as of May 21, 1998 (incorporated by reference to Exhibit 10
         (aaaaa) in our June 30, 1998 Quarterly Report on Form 10-Q).

10(e) Fee Agreement among Wilmington Trust Company, Floater Certificate Trust and CharterMac dated as of May 21, 1998 (incorporated by reference to Exhibit 10 (aaaab) in our June 30, 1998 Quarterly Report on Form 10-Q).

10(f)    Certificate Placement  Agreement  (incorporated by reference to Exhibit
         10 (aaaac) in our June 30, 1998 Quarterly Report on Form 10-Q).

10(g) Remarketing Agreement (incorporated by reference to Exhibit 10 (aaaad) in our June 30, 1998 Quarterly Report on Form 10-Q).

10(h) Contribution Agreement dated as of December 17, 2002 (incorporated by reference to our Preliminary Proxy Statement on Schedule 14A filed on February 2, 2003).

10(i)    Amended and Restated Operating  Agreement of CharterMac Capital Company
         LLC, dated as of November 17, 2003 (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1,
         2003).

10(j)    Special  Preferred  Voting  Shares  Purchase  Agreement,  dated  as  of
         November 17, 2003,  by and among the Company and APH  Associates  L.P.,
         DLK Associates  L.P., Marc Associates,  L.P.,  Related General II, L.P.
         and SJB  Associates  L.P.  (incorporated  by  reference  to our Current
         Report on Form 8-K, filed with the Commission on December 1, 2003).

10(k) Standstill Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates,
         L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).


10(l) Voting Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates,
         L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(m)    Exchange Rights Agreement,  dated as of November 17, 2003, by and among
         CharterMac Capital Company, LLC, CharterMac Corporation, APH Associates
         L.P., DLK Associates L.P, Marc  Associates,  L.P.,  Related General II,
         L.P. and SJB Associates L.P.  (incorporated by reference to our Current
         Report on Form 8-K, filed with the Commission on December 1, 2003).

10(n)    Lock-up  Agreement  of  Denise  L.  Kiley,   dated  November  17,  2003
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(o)    Lock-up   Agreement  of  Alan  P.  Hirmes,   dated  November  17,  2003
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(p)    Lock-up  Agreement  of Marc  D.  Schnitzer,  dated  November  17,  2003
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(q)    Lock-up  Agreement  of  Stuart  J.  Boesky,  dated  November  17,  2003
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(r)    Lock-Up   Agreement  of  Stephen  M.  Ross,  dated  November  17,  2003
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(s)    Employment  Agreement  of Denise L.  Kiley,  dated  November  17,  2003
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(t)    Employment  Agreement  of  Alan  P. Hirmes,  dated   November 17,  2003
         (incorporated  by reference to  our Current Report  on  Form 8-K, filed with the Commission on December 1, 2003).

10(u)    Employment  Agreement  of Marc D.  Schnitzer,  dated  November 17, 2003
         (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003)

10(v)    Employment  Agreement  of Stuart J.  Boesky,  dated  November  17, 2003
         (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(w)    Future Relations Agreement, dated as of November 17, 2003, by and among
         Stephen  Ross,  Related  General II L.P.,  RCMP  Management  Inc.,  the
         Related   Companies,   L.P.,  and  CharterMac   Capital  Company,   LLC
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(x) Ross Non-Qualified Share Option Agreement (incorporated by reference to our Registration Statement on Form S-8, filed on November 24, 2003).

10(y) Registration Rights Agreement, dated as of November 17, 2003, by and among our Company and APH Associates L.P., DLK Associates L.P., Marc


         Associates,  L.P.,  Related  General II, L.P. and SJB  Associates  L.P.
         (incorporated by reference to our Registration Statement on Form S-8, filed on November 24, 2003).

10(z)    Shared Services Agreement,  dated as of November 17, 2003, by and among
         The Related Companies, L.P., Related Management Company, and CharterMac
         Capital Company (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(aa)   Other  Services  Agreement,  dated  November 17,  2003,  by and between
         Relcap  Holding  Company  LLC  and  CharterMac  Capital  Company,   LLC
         (incorporated  by  reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(ab)   Trade Name License Agreement and Acknowledgement,  dated as of November
         17, 2003,  by and between The Related  Companies,  L.P. and  CharterMac
         Capital Company, LLC (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(ac) CharterMac Guaranty, dated December 17, 2002 (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(ad)   Restricted  Share Plan  (incorporated  by reference to our Registration
         Statement  on Form S-8, filed with the Commission on November 24, 2003).

10(ae) Amended and Restated Incentive Share Plan (incorporated by reference to our Form S-8/A, filed with the Commission on March 2, 2004).

10(af)   Form of Non-Qualified Share Option Award Agreement.*                                              125

10(ag)   Form of Restricted Share Award Agreement.*                                                        131

12       Ratio of earnings to fixed charges and preferred dividends.*                                      137

21       Subsidiaries of our Company.*                                                                     138

31.1     Chief  Executive  Officer  certification pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.*                                                                      139

31.2     Chief  Financial  Officer  certification pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.*                                                                      140

32.1     Chief  Executive  Officer  certification pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.*                                                                      141

32.2     Chief  Financial  Officer  certification pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.*                                                                      142

* Filed herewith.

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


                                   CHARTERMAC
                                    (COMPANY)




Date:  April 7, 2005               By: /s/ Stuart J. Boesky
                                       --------------------
                                       Stuart J. Boesky
                                       Managing Trustee
                                       and Chief Executive Officer




Date:  April 7, 2005               By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Managing Trustee, Chief Operating Officer
                                       and Chief Financial Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart
J. Boesky and Alan P. Hirmes, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

     Signature                          Title                         Date
--------------------         ----------------------------       ----------------

/s/ Stuart J. Boesky
----------------------       Managing Trustee and
Stuart J. Boesky             Chief Executive Officer              April 7, 2005

/s/ Stephen M. Ross
-------------------          Managing Trustee and
Stephen M. Ross              Chairman of the Board                April 7, 2005

/s/ Alan P. Hirmes
------------------           Managing Trustee,
Alan P. Hirmes               Chief Operating Officer and
                             Chief Financial Officer              April 7, 2005

/s/ Peter T. Allen
------------------
Peter T. Allen               Managing Trustee                     April 7, 2005

/s/ Andrew L. Farkas
--------------------
Andrew L. Farkas             Managing Trustee                     April 7, 2005

/s/ Thomas W. White
-------------------
Thomas W. White              Managing Trustee                     April 7, 2005

/s/ Charles L. Edson
--------------------
Charles L. Edson             Managing Trustee                     April 7, 2005

/s/ Marc D. Schnitzer
---------------------        Managing Trustee,
Marc D. Schnitzer            President                            April 7, 2005

/s/ Denise L. Kiley
-------------------          Managing Trustee,
Denise L. Kiley              Chief Credit Officer                 April 7, 2005

/s/ Jeff T. Blau
----------------
Jeff T. Blau                 Managing Trustee                     April 7, 2005

/s/ Robert A. Meister
---------------------
Robert A. Meister            Managing Trustee                     April 7, 2005

/s/ Jerome Y. Halperin
----------------------
Jerome Y. Halperin           Managing Trustee                     April 7, 2005

/s/ Janice Cook Roberts
-----------------------
Janice Cook Roberts          Managing Trustee                     April 7, 2005

/s/ Nathan Gantcher
-------------------
Nathan Gantcher              Managing Trustee                     April 7, 2005

/s/ Robert L. Loverd
--------------------
Robert L. Loverd             Managing Trustee                     April 7, 2005

                                                                 Exhibit 10 (af)
                                   CHARTERMAC

                           --------------------------
                   NON-QUALIFIED SHARE OPTION AWARD AGREEMENT

                         ------------------------------


Effective this __ day of _______, 20__ (the "Grant Date"), you (the "Optionee") are hereby awarded the option ("Option") to purchase common shares of beneficial interest ("Shares") of CharterMac (the "Company") subject to the terms and conditions set forth in this Non-Qualified Share Award Agreement ("Award") and in the CharterMac Amended and Restated Incentive Share Plan ("Plan"), which is attached hereto as EXHIBIT A. A summary of the Plan appears in its Prospectus, which is attached as EXHIBIT B. You should carefully review these documents, and consult with your personal financial advisor before exercising this Option, in order to fully understand the implications of this Award, including your tax alternatives and their consequences.

By executing this Award, you agree to be bound by all of the Plan's terms and conditions as if they had been set out verbatim in this Award. In addition, you recognize and agree that all determinations, interpretations, or other actions respecting the Plan and this Award will be made by the Committee, and shall (unless arbitrary and capricious) be final, conclusive and binding on all parties, including you and your successors in interest. Capitalized terms are defined in the Plan or in this Award.

     WHEREAS, the Company has adopted the Plan in order to provide additional incentives to certain officers and employees of the Company, its Subsidiaries and its Manager;

     WHEREAS, the Committee responsible for administration of the Plan has determined to grant an option to the Optionee as provided herein.

     NOW, THEREFORE, the parties hereto agree as follows:

     1.  Grant of Option.
         ---------------

         1.1 The Company hereby grants to the Optionee the right and option (the "Option") to purchase all or any part of an aggregate of ___,____ common shares of beneficial interest ("Shares") subject to, and in accordance with, the terms and conditions set forth in this Share Option Agreement. The Option is not intended to qualify as an Incentive Stock Option within the meaning of Section 422 of the Code.

         1.2 This Share Option Agreement shall be construed in accordance and consistent with, and subject to, the provisions of the Plan (the provisions of which are incorporated herein by reference).

     2.  Purchase Price.
         --------------

         The price at which the Optionee shall be entitled to purchase Shares upon the exercise of the Option shall be $__.__ per Share (which is the Fair Value per Share on the Grant Date, as determined by the Committee pursuant to
Section 21 of the Plan).

     3.  Duration of Option.
         ------------------

         The Option shall be exercisable to the extent and in the manner provided herein for a period of ten (10) years from the Grant Date (the "Exercise Term"); provided, however, that the Option may be earlier terminated as provided in Section 6 hereof.

     4.  Exercisability of Option.
         ------------------------

         Unless otherwise provided in this Share Option Agreement or the Plan, the Option shall entitle the Optionee to purchase, in whole at any time or in part from time to time, one-third (1/3) of the total number of Shares covered by the Option after the expiration of one (1) year from the Grant Date and an additional one-third (1/3) of the total number of Shares covered by the Option after the expiration of each of the second and third anniversaries of the Grant Date, and each such right of purchase shall be cumulative and shall continue, unless sooner exercised or terminated as herein provided during the remaining period of the Exercise Term. Any fractional number of Shares resulting from the application of the foregoing percentages shall be rounded to the next higher whole number of Shares, but shall not exceed the total number of Shares subject to the Option.

     5.  Manner of Exercise and Payment.
         ------------------------------

         5.1 Subject to the terms and conditions of this Share Option Agreement and the Plan, the Option may be exercised by delivery of written notice to the Company, in the form attached hereto as Appendix I, at its principal executive office. Such notice shall state that the Optionee is electing to exercise the Option and the number of Shares in respect of which the Option is being exercised and shall be signed by the person or persons exercising the Option. If requested by the Committee, such person or persons shall (i) deliver this Share Option Agreement to the Secretary of the Company who shall endorse thereon a notation of such exercise and (ii) provide satisfactory proof as to the right of such person or persons to exercise the Option.

         5.2 The notice of exercise described in Section 5.1 hereof shall be accompanied by the full purchase price for the Shares in respect of which the Option is being exercised, with the approval of the Committee, by any one or a combination of the following: (i) cash (by check), (ii) transferring fully paid Shares held at least six (6) months to the Company with a Fair Value equal to the aggregate purchase price, or (iii) if requested by the Optionee and agreed to by the Committee in its sole discretion, pursuant to a full recourse promissory note upon such terms as the Committee deems appropriate. Notwithstanding the foregoing, the Committee shall have discretion to determine at any later date (up to and including the date of exercise) the form of payment acceptable in respect of the exercise of the Option. In addition, the Optionee may provide instructions to the Company that upon receipt of the Option purchase price in cash, certified check, or wire transfer of immediately available funds, from a broker or dealer acting at the direction of the Optionee, in payment for any Shares pursuant to the exercise of the Option, the Company shall issue such Shares directly to the designated broker or dealer.

         5.3 Upon receipt of notice of exercise and full payment for the Shares in respect of which the Option is being exercised, the Company shall subject to
Section 13 of the Plan, take such action as may be necessary to effect the transfer to the Optionee of the number of Shares as to which such exercise was effective, and may issue the Shares to an account maintained in the Optionee's name by Equiserve or another transfer agent if the Optionee has not provided contrary instructions.

         5.4 The Optionee shall not be deemed to be the holder of, or to have any of the rights of a holder with respect to any Shares subject to the Option until (i) the Option shall have been exercised pursuant to the terms of this Share Option Agreement and the Optionee shall have paid the full purchase price for the number of Shares in respect of which the Option was exercised, (ii) the Company shall have issued and delivered the Shares to the Optionee, and (iii) the Optionee's name shall have been entered as a shareholder of record on the books of the Company, whereupon the Optionee shall have full voting and other ownership rights with respect to such Shares.

     6.  Termination of Employment.
         -------------------------

         6.1 Death, Disability. If the employment of the Optionee with the Company, a Subsidiary, the Manager or any affiliate of the Manger, as the case may be, is terminated as a result of the Optionee's death or disability (within the meaning of Section 22(e)(3) of the Code), or the Optionee dies within three
(3) months of the Optionee's termination of employment with or service to the Company, a Subsidiary, the Manager or any affiliate of the Manager, as the case may be, for any reason other than Cause, the Option may be exercised in whole or in part (to the extent vested on the date of the Optionee's termination of employment or service) at any time within the period of one (1) year after the date of such termination of employment or service, but in no event after the expiration of the Exercise Term. In the event of the Optionee's death, the Option shall be exercisable, to the extent provided in the Plan and this Share Option Agreement, by the legatee or legatees under the Optionee's will, or by the Optionee's personal representatives or distributees and such person or persons shall be substituted for the Optionee each time the Optionee is referred to herein.

         6.2 Termination of Employment for Cause. If the employment or service of the Optionee with the Company, a Subsidiary, the Manager or any affiliate of the Manager, as the case may be, is terminated for Cause, the right to exercise the Option shall terminate immediately upon the Optionee's termination of employment or service, whether or not vested.

         6.3 Other Termination of Employment. If the employment or service of the Optionee with the Company, a Subsidiary, the Manager or any affiliate of the Manager, as the case may be, is terminated for any reason other than the reasons set forth in Section 6.1 or 6.2 hereof (including the Optionee's ceasing to be employed or engaged by a Subsidiary as a result of the sale of such Subsidiary or an interest in such Subsidiary), the right to exercise the Option, to the extent vested, shall terminate three (3) months after the Optionee's termination of employment or service, but in no event after the expiration of the Exercise Term.

         6.4  Assignment of Unvested Option

         At the time that employment or service of the Optionee with the Company, a Subsidiary, the Manager or any affiliate of the Manager, as the case may be, is terminated for any reason, Optionee, at the Company's request, shall assign Optionee's then unvested Options to the Company or its designee. If the Company does not request Optionee to assign such Options, the Options shall be forfeited to the Company.

     7.  Nontransferability.
         ------------------

              The Option shall not be assignable or transferable by the Optionee to whom it is granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution. During the life of the Optionee, the Option shall be exercisable only by or on behalf of such person.

     8.  No Right to Continued Employment.
         --------------------------------

              Nothing in this Share Option Agreement or the Plan shall be interpreted or construed to confer upon the Optionee any right with respect to continuance of employment or service by or with the Company, a Subsidiary, the Manager or any affiliate of the Manger, as the case may be, nor shall this Share Option Agreement or the Plan interfere in any way with the right of the Company, a Subsidiary, the Manager or any affiliate of the Manager, as the case may be, to terminate the Optionee's employment or service at any time.

     9.  Adjustments.
         -----------

         In the event of a change in capitalization, the Committee may make appropriate adjustments to the number and class of Shares or other shares or securities subject to the Option and the purchase price for such Shares or other shares or securities. The Committee's adjustment shall be made in accordance with the provisions of Section 15 of the Plan and shall be effective and final, binding and conclusive for all purposes of the Plan and this Share Option Agreement.

     10. Reorganization.
         --------------

         Upon the effective date of (i) a merger or consolidation of the Company with another entity or person other than an Affiliate, where the Company is not a surviving entity (a "Transaction"), or (ii) all or substantially all of the assets or more than 20% of the outstanding equity securities of the Company entitled to vote for trustees is acquired by any other entity or person other than an Affiliate or an entity or person or any Affiliate thereof owning 5% or more of the outstanding voting shares of the Company, or (iii) there is a reorganization or liquidation of the Company, the Committee, or board of directors of any corporation assuming the obligations of the Company, shall as to the Option, either (x) in the case of a merger, consolidation or reorganization of the Company, make appropriate provision for the protection of the Option by the substitution on an equivalent basis of appropriate shares or other securities of the Company or of the merged, consolidated or otherwise reorganized corporation that will be issuable in respect of the Shares (provided that no additional benefits shall be conferred upon the Optionee as a result of such substitution), or (y) upon written notice to the Optionee, provide that the Option must be exercised within a specified number of days of the date of such notice or the Option will be terminated, or (z) upon written notice to the Optionee, provide that the Option shall be purchased by the Company or its successor within a specified number of days of the date of such notice at a price equal to the value the Optionee would have received if they then exercised the Option and immediately received full payment in respect of such exercise, as determined in good faith by the Committee.

     11. Withholding of Taxes and Notice of Disposition.
         ----------------------------------------------

         The Company shall have the right to deduct from any distribution of cash to the Optionee an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to the Option. In addition, if the Optionee is entitled to receive Shares upon exercise of the Option, the Optionee shall pay the Withholding Taxes to the Company in cash prior to the issuance, or release from escrow, of such Shares. In satisfaction of the obligation to pay
Withholding Taxes to the Company, the Committee may, in its discretion and subject to compliance with applicable securities laws and regulations, withhold Shares having an aggregate Fair Value on the date preceding the date of such issuance equal to the Withholding Taxes. In addition, such withholding of Shares shall occur if the Optionee fails to pay the Withholding Taxes to the Company (in accordance with the terms of this paragraph) promptly after they become due and payable.

     12. Optionee Receipt of a Plan Summary.
         ----------------------------------

         The Optionee hereby acknowledges receipt of a summary of the Plan.

     13. Modification of Share Option Agreement.
         --------------------------------------

         This Share Option Agreement may be modified, amended, suspended, or terminated, and any terms or conditions may be waived, but only by a written instrument executed by the parties hereto.

     14. Severability.
         ------------

         Should any provision of this Share Option Agreement be held by a court of competent jurisdiction to be unenforceable or invalid for any reason, the remaining provisions of this Share Option Agreement shall not be affected by such holding and shall continue in full force in accordance with their terms.

     15. Governing Law.
         -------------

         The validity, interpretation, construction and performance of this Share Option Agreement shall be governed by the laws of the State of Delaware without giving effect to the conflicts of laws principles thereof.

     16. Successors in Interest.
         ----------------------

         This Share Option Agreement shall inure to the benefit of and be binding upon any successor to the Company. This Share Option Agreement shall inure to the benefit of the Optionee's legal representatives. All obligations imposed upon the Optionee and all rights granted to the Company under this Share Option Agreement shall be final, binding and conclusive upon the Optionee's heirs, executors, administrators and successors.

     17. Resolution of Disputes.
         ----------------------
         Any dispute or disagreement which may arise under, or as a result of, or in any way relate to, the interpretation, construction or application of this Share Option Agreement shall be determined by the Committee. Any determination made hereunder shall be final, binding and conclusive on the Optionee and Company for all purposes.

                           COMPANY:

                           CHARTERMAC

                           By:      --------------------------------------------
                                    Name:
                                          --------------------
                                    Title:
                                           -------------------

                           OPTIONEE:
                                     -------------------------------------------

                           Printed Name:
                                         ---------------------------------------

                                                                      Appendix I
                     NOTICE OF EXERCISE OF OPTION UNDER THE
                                   CHARTERMAC
                      NON-QUALIFIED SHARE OPTION AGREEMENT

CharterMac
625 Madison Avenue
New York, New York  10022
Attn:  Corporate Secretary

Gentlemen:

     I hereby exercise my option to purchase common shares of beneficial interest in CharterMac (the "Company"), par value $.01 per share (the "Shares"), under the terms and conditions of that certain Non-Qualified Share Option Agreement, dated ________ __, 2005 by and between ___________ and the Company, as follows:

     (1) Number of shares:
     (2) Option price per share:
     (3) Aggregate purchase price [(1) x (2)]:


Enclosed is payment in the form of:

         (a) CASH. Cash, certified check, bank draft or money order in United States dollars payable to the order of the Company in the amount of the aggregate purchase price [(3) above].

         (b) SHARES (ONLY WITH THE PRIOR APPROVAL OF THE COMMITTEE). Certificates duly endorsed in blank for Shares of the Company with a Fair Value on the day preceding the date of this notice equal to the aggregate purchase price [(3) above].

         (c) PROMISSORY NOTE (ONLY WITH THE PRIOR APPROVAL OF THE COMMITTEE). Note made by the Optionee in favor of the Company upon such terms as approved in advance by the Company in the amount of the aggregate purchase price [(3) above].

         (d) SURRENDER OF OTHER SHARES (ONLY WITH THE PRIOR APPROVAL OF THE COMMITTEE). Surrender of my vested right to exercise this Option for Shares whose in-the-money value on the date of the surrender (determined by the excess of the Fair Market Value of the surrendered Shares over their Exercise Price) equals the aggregate purchase price [(3) above]. I RECOGNIZE THAT THIS VALUE WILL BE TAXABLE INCOME TO ME.

         (e) ANY COMBINATION OF THE ABOVE (ONLY WITH THE PRIOR APPROVAL OF THE COMMITTEE).

         NOTE: If any portion of the payment is to be made in Shares, please consult the Company prior to submitting this form as to the proper method of payment.

         Upon receipt of the aggregate purchase price [(3) above], please issue the certificates as follows:

                           (a)      In my name; or
                           (b) In the name of my designated broker or dealer, to the extent the Company has received in cash, certified check or wire transfer of immediately available funds, the aggregate purchase price [(3) above] from such broker or dealer acting at my direction.

         Please deliver the certificates (including those representing excess shares submitted) and/or any excess cash to:

Issue to:                                       Mail or Deliver to:
-----------------------------------------  -------------------------------------
Name                                       Name

-----------------------------------------  -------------------------------------
Address                                    Address

-----------------------------------------  -------------------------------------
City         State              Zip Code   City         State           Zip Code

-----------------------------------------  -------------------------------------
Social Security Number

-----------------------------------------


Dated:
       ----------------------------------  -------------------------------------
                                                               (Signature)

                                                                 Exhibit 10 (ag)

                                   CHARTERMAC

                         ------------------------------
                        RESTRICTED SHARE AWARD AGREEMENT

                         ------------------------------


         You are hereby awarded restricted common shares of beneficial interest ("Restricted Shares") of CharterMac (the "Company") subject to the terms and conditions set forth in this Restricted Share Award Agreement ("Award") and in the CharterMac Amended and Restated Incentive Share Plan ("Plan"), which is attached hereto as Exhibit A. A summary of the Plan appears in its Prospectus, which is attached as Exhibit B. You should carefully review these documents, and consult with your personal financial advisor, in order to fully understand the implications of this Award, including your tax alternatives and their consequences.

         By executing this Award, you agree to be bound by all of the Plan's terms and conditions as if they had been set out verbatim in this Award. In addition, you recognize and agree that all determinations, interpretations, or other actions respecting the Plan and this Award will be made by the Committee, and shall (unless arbitrary and capricious) be final, conclusive and binding on all parties, including you and your successors in interest. Capitalized terms are defined in the Plan or in this Award.

SPECIFIC TERMS.  Your Restricted Shares have the following terms:
--------------

---------------------------------- ---------------------------------------------
Name of Participant
---------------------------------- ---------------------------------------------
Number of Shares Subject to Award
---------------------------------- ---------------------------------------------
Grant Date
---------------------------------- ---------------------------------------------
Vesting Over __ years - [1/3][1/4][1/5] of the Restricted Shares under this Award shall vest and become nonforfeitable upon each anniversary of the Grant Date provided you are an employee of the Company or a Subsidiary on each such date. All unvested Restricted Awards shall automatically vest if you are an employee of the Company or a Subsidiary at the time of your death.

                                   Notwithstanding anything to the contrary contained herein, the Restricted Shares shall be subject to any vesting terms provided in an employment or other written agreement by and between you and the Company that makes reference to this Award, which terms shall prevail over anything to the contrary contained herein
---------------------------------- ---------------------------------------------

1. DIVIDENDS AND VOTING RIGHTS. For any period during which you are the owner of record of Restricted Shares that the Company has issued pursuant to this Award, you will be entitled to collect all cash dividends on your Restricted Shares, as well as to vote them in accordance with the terms and conditions that apply generally to the Company's shareholders (unless the underlying Shares are forfeited). Any stock dividends on your Restricted Shares will be issued in the form of additional Restricted Shares that have the same terms and conditions (including those relating to vesting and forfeiture).

2. INVESTMENT PURPOSES. You acknowledge that you are acquiring your Restricted Shares for investment purposes only and without any present intention of selling or distributing them unless the Restricted Shares are registered for sale or the sale is in accordance with an available exemption from registration.

3. CERTIFICATES. Restricted Shares will be evidenced by a book-entry in the Company's records. Upon vesting, you may request a physical certificate for your vested shares, and the Company may issue such certificate at any time after vesting (in either case only after satisfaction of the conditions set forth in the next paragraph), provided that the Company may issue the Shares to an account maintained in your name by Equiserve or another transfer agent if the Optionee has not provided contrary instructions.

4. SHARE ISSUANCE; WITHHOLDING. Restricted Shares, whether certificated or not, will not be issued to you unless you have made arrangements satisfactory to the Administrator to satisfy tax-withholding obligations, if any. The Company shall have the right to deduct from any distribution of cash to you an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to the Restricted Shares. In addition, whenever you recognize taxable income with respect to your Restricted Shares, you shall pay the Withholding Taxes to the Company in cash prior to the issuance, or release from escrow, of such Shares. In satisfaction of the obligation to pay Withholding Taxes to the Company, the Committee may, in its discretion and subject to compliance with applicable securities laws and regulations, withhold Shares having an aggregate Fair Value on the date preceding the date of such issuance equal to the Withholding Taxes. In addition, such withholding of Shares shall occur if you fail to pay the Withholding Taxes to the Company (in accordance with the terms of this paragraph) promptly after they become due and payable.

5. SECTION 83(B) ELECTION NOTICE. If you elect under Code Section 83(b) to be taxed immediately on your Restricted Shares when they were granted to you, you promise to notify the Company of the election within 10 days of filing that election with the Internal Revenue Service. Exhibit B is a suggested form of
Section 83(b) election.

6. NOT A CONTRACT OF EMPLOYMENT. By executing this Award Agreement, you acknowledge and agree that (1) any person who is terminated before full vesting of an Award, such as the one granted to you by this Award Agreement, could claim that he or she was terminated to preclude vesting; (2) you promise never to make such a claim; (3) nothing in this Award Agreement or the Plan confers on you any right to continued Company or Subsidiary employment or restricts the Company's or Subsidiary's right to terminate your employment at any time for any or no reason; and (4) the Company would not have granted this Award to you but for these acknowledgements and agreements.

7. SEVERABILITY. Every provision of this Award Agreement and the Plan is intended to be severable, and any illegal or invalid term shall not affect the validity or legality of the remaining terms.

8. NOTICES. Any notice, payment or communication required or permitted to be given by any provision of this Award shall be in writing and shall be delivered personally or sent by certified mail, return receipt requested, addressed as follows: (i) if to the Company, at the address set forth on the signature page, to the attention of: Administrator of the CharterMac Restricted Share Plan; (ii) if to you, at the address set forth below your signature on the signature page. Each party may, from time to time, by notice to the other party hereto, specify a new address for delivery of notices relating to this Award. Any such notice shall be deemed to be given as of the date such notice is personally delivered or properly mailed.

9. BINDING EFFECT. Every provision of this Award shall be binding on and inure to the benefit the parties' respective heirs, legatees, legal representatives, successors, transferees, and assigns.

10. HEADINGS. Headings shall be ignored in interpreting this Award.

11. COUNTERPARTS. This Award may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute the same instrument.

         BY YOUR SIGNATURE BELOW, along with the signature of the Company's representative, you and the Company agree that the Restricted Shares are awarded under and governed by the terms and conditions of this Award Agreement and the Plan.

                                        CHARTERMAC

                                        By:  -----------------------------------
                                             Name: Stuart J. Boesky
                                             Title:  Chief Executive Officer
                                             Address: 625 Madison Avenue
                                                       New York, New York 10022

THE UNDERSIGNED PARTICIPANT HEREBY ACCEPTS THE TERMS OF THIS AWARD AGREEMENT AND THE PLAN.

                                        By:
                                             -----------------------------------
                                             Name of Participant:
                                             Address:

                                    EXHIBIT A
                                    ---------

                                   CHARTERMAC
                    AMENDED AND RESTATED INCENTIVE SHARE PLAN

                                    EXHIBIT B
                                    ---------

                           SECTION 83(B) ELECTION FORM

Attached is an Internal Revenue Code Section 83(b) Election Form. If you wish to make a Section 83(b) election, you must do so within 30 days of the date the restricted shares were granted to you. In order to make the election, you must completely fill out the attached form and file one copy with the Internal Revenue office where you file your tax return. In addition, one copy of the statement also must be submitted with your income tax return for the taxable year in which you make this election. Finally, you also must submit a copy of the election form to the Company. Section 83(b) election normally cannot be revoked.

                                   CHARTERMAC
         --------------------------------------------------------------
         ELECTION TO INCLUDE VALUE OF RESTRICTED SHARES IN GROSS INCOME
          IN YEAR OF TRANSFER UNDER INTERNAL REVENUE CODE SECTION 83(B)
         --------------------------------------------------------------

         Pursuant to Section 83(b) of the Internal Revenue Code, I hereby elect within 30 days of receiving the property described herein to be taxed immediately on its value specified in item 5 below.

1.       My General Information:

                           Name:        -------------------------------
                           Address:     -------------------------------
                                        -------------------------------
                           S.S.N.
                           or T.I.N.:   -------------------------------

2. Description of the property with respect to which I am making this election:

                  ---------- common shares of beneficial interest of CharterMac. ("Restricted Shares").

3. The Restricted Shares were transferred to me on ------------ -----, 200--. This election relates to the 20-- calendar taxable year.

4.       The Restricted Shares are subject to the following restrictions:

                  The Restricted Shares are forfeitable until they are earned in accordance with the CharterMac Amended and Restated Incentive Share Plan ("Plan"), my Restricted Share Award Agreement ("Award") or other Award or Plan provisions. The Restricted Shares generally are not transferable until my interest becomes vested and nonforfeitable, pursuant to the Award and the Plan.

5.       Fair market value:

                  The fair market value at the time of transfer (determined without regard to any restrictions other then restrictions which by their terms never will lapse) of the Restricted Shares with respect to which I am making this election is $_____ per share.

6.       Amount paid for Restricted Shares:

                  The amount I paid for the Restricted Shares is $0.

7.       Furnishing statement to employer:

                  A copy of this statement has been furnished to my employer, CharterMac.

8. Award or Plan not affected:

                  Nothing contained herein shall be held to change any of the terms or conditions of the Award or the Plan.

Dated: ------------  -----, 200--.

                                                  ------------------------------
                                                  Taxpayer

                                                                      Exhibit 12

Ratio of Earnings to Combined Fixed Charges and Preference Dividends

                                                                       (Dollars in thousands)


                                                                            DECEMBER 31,
                                            -----------------------------------------------------------------------------


                                                 2004            2003            2002            2001            2000
                                            -------------   -------------   -------------   -------------   -------------

Interest expense                            $      52,233   $      23,919   $      19,004   $      16,132   $      16,489
Amortized capitalized costs related to
  indebtedness                                      3,310           2,163             940             727             479
Preference security dividend requirements
  of consolidated subsidiaries                     22,840          18,897          17,266          12,578           8,594
                                            -------------   -------------   -------------   -------------   -------------

  Total fixed charges                       $      78,383   $      44,979   $      37,210   $      29,437   $      25,562
                                            =============   =============   =============   =============   =============


Net income before minority interests        $    (143,462)  $      64,498   $      62,613   $      38,985   $      30,091
Add:  Total fixed charges                          78,383          44,979          37,210          29,437          25,562
Less:  Preference security dividend
  requirements of consolidated subsidiaries       (22,840)        (18,897)        (17,266)        (12,578)         (8,594)
                                            -------------   -------------   -------------   -------------   -------------
Earnings                                    $     (87,919)  $      90,580   $      82,557   $      55,844   $      47,059
                                            =============   =============   =============   =============   =============

Ratio of Earnings to Combined Fixed
  Charges and Preference Dividends            See NOTE           2.0:1           2.2:1          1.9:1          1.8:1

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

NOTE: For the year ended December 31, 2004, Earnings (as defined in Regulation S-K) were insufficient to cover Combined Fixed Charges and Preference Dividends (also as defined in Regulation S-K) by $166.3 million, yielding a ratio of earnings to combined fixed charges and preference dividends of -1.1:1. This shortfall is due to the consolidation of partnerships deemed to be variable interest entities ("VIEs") pursuant to Financial Interpretation 46(R) ("FIN 46(R)"). Pursuant to Regulation S-K, the definition of Earnings does not permit the subtraction of amounts allocated to minority interests in consolidated subsidiaries if those subsidiaries incur fixed charges. The inclusion of the VIEs in the consolidated financial statements affected this ratio as follows:

     o Combined Fixed Charges and Preference Dividends (which, as defined, totaled $78.4 million) includes VIE interest expense of $21.4 million, although these expenses are paid directly by the VIEs; and
     o Earnings (which, as defined, was a loss of $87.9 million) includes VIE operating losses totaling $220.0 million, although such operating losses are currently absorbed by the limited partners of the VIEs.

                                                                      Exhibit 21



               Subsidiaries of the Company as of December 31, 2004
               ---------------------------------------------------

CM Holding Trust, a Delaware statutory trust

CharterMac Equity Issuer Trust, a Delaware statutory trust

CharterMac Corporation, a Delaware corporation

Charter Credit Enhancement I, LLC, a Delaware limited liability company

    Subsidiaries of CharterMac Equity Issuer Trust, a Delaware business trust
    -------------------------------------------------------------------------

CharterMac Origination Trust I, a Delaware statutory trust

CharterMac Owner Trust I, a Delaware statutory trust

                     Subsidiaries of CharterMac Corporation
                     --------------------------------------

CharterMac Mortgage Capital Corp., Inc. a Delaware corporation

CharterMac Capital Company, LLC, a Delaware limited liability company

CharterMac Guarantor LLC, a Delaware limited liability company

CharterMac Investor LLC, a Delaware limited liability company

                   Subsidiaries of CharterMac Capital Company
                   ------------------------------------------

Related Capital Company LLC, a Delaware limited liability company

Related Equities Corporation, a Delaware corporation

Related Capital Partners Inc., a Delaware corporation

RCC Manager LLC, a Delaware limited liability company

RCC Credit Facility LLC, , a Delaware limited liability company

Related AMI Associates Inc., a Delaware corporation

                         Subsidiary of CM Guarantor LLC
                         ------------------------------

Related Charter L.P., a Delaware

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, Stuart J. Boesky, hereby certify that:

     1.  I have reviewed this annual report on Form 10-K of CharterMac;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


Date:   April 7, 2005                                By: /s/ Stuart J. Boesky
       ----------------                                  --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Alan P. Hirmes, hereby certify that:

     1.  I have reviewed this annual report on Form 10-K of CharterMac;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


Date:   April 7, 2005                                By: /s/ Alan P. Hirmes
       ----------------                                  ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of CharterMac (the "Company") on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     April 7, 2005

     A signed original of this written statement required by Section 906 has been provided to CharterMac and will be retained by CharterMac and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of CharterMac (the "Company") on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     April 7, 2005

     A signed original of this written statement required by Section 906 has been provided to CharterMac and will be retained by CharterMac and furnished to the Securities and Exchange Commission or its staff upon request.

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In thousands)

            Summarized condensed financial information of registrant

                  (not including its consolidated subsidiaries)

                            CONDENSED BALANCE SHEETS

                                                                            December 31,
                                                                     --------------------------
                                                                       2004             2003
                                                                     ---------        ---------

                                         ASSETS
Revenue bonds-at fair value                                          $ 109,672        $  93,293
Cash and cash equivalents                                               12,957           16,763
Deferred costs - net of amortization of $5,935 and $4,473                9,432           10,017
Due from subsidiaries                                                  126,528          101,254
Intangible assets - net of amortization of $2,158 and
$1,813                                                                     949            1,294
Investment in subsidiaries                                             632,894          590,590
Other investments                                                       25,596           25,001
Other assets                                                             1,572            1,751
Loan to affiliate                                                        4,600               --

                                                                     ---------        ---------
Total Assets                                                         $ 924,200        $ 839,963
                                                                     =========        =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable, accrued expenses and other
     liabilities                                                           294            3,455
   Distributions payable                                                23,915           18,851
                                                                     ---------        ---------

Total liabilities                                                       24,209           22,306
                                                                     ---------        ---------

Commitments and contingencies

Shareholders' equity
Beneficial owners equity - convertible CRA
   shareholders (6,552 and 8,180 shares issued and
   outstanding in 2004 and 2003, respectively)                         108,744          138,748
Beneficial owners equity - special preferred voting
   shares; no par value (15,172 shares outstanding)                        152              161
Beneficial owners equity - other common shareholders
   no par value (100,000 shares authorized; 51,363
   issued and 51,229 outstanding in 2004 and 42,726
   issued and 42,704 outstanding in 2003)                              773,166          644,641
Deferred compensation                                                   (7,922)         (19,385)
Treasury shares of beneficial interest - common, at
   cost (134 shares in 2004 and 23 shares in 2003)                      (2,970)            (378)
Accumulated other comprehensive income                                  28,821           53,870
                                                                     ---------        ---------
Total shareholders' equity                                             899,991          817,657
                                                                     ---------        ---------

Total liabilities and shareholders' equity                           $ 924,200        $ 839,963
                                                                     =========        =========


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS



                                                                         Years Ended December 31,
                                                                ----------------------------------------
                                                                  2004            2003           2002
                                                                --------        --------        --------
                                                                            (In thousands)
Revenues:
   Revenue bonds interest income                                $  7,948        $  8,309        $  4,701
   Other income                                                    4,212           4,191           1,219
                                                                --------        --------        --------
     Total revenues                                               12,160          12,500           5,920
                                                                --------        --------        --------


Expenses:
   Interest expense                                                   35              --               3
   General and administrative                                      6,958           7,146           4,574
   Depreciation and amortization                                   1,630           1,140             876
   Loss on impairment of assets                                      147              --              --
                                                                --------        --------        --------
     Total expenses                                                8,770           8,286           5,453
                                                                --------        --------        --------

Income before equity in earnings of subsidiaries
   and investments and loss on repayment of revenue bonds          3,390           4,214             467

Equity in earnings of subsidiaries                                59,792          60,604          59,637

Equity in earnings of investments                                  2,219           2,219           1,116

Loss on repayment of revenue bonds                                   (38)           (451)           (387)
                                                                --------        --------        --------

Net income                                                      $ 65,363        $ 66,586        $ 60,833
                                                                --------        --------        --------

Allocation of net income to:
   Special distribution to Manager                              $     --        $  5,332        $  4,872
                                                                --------        --------        --------
   Manager                                                      $     --        $      6        $     56
                                                                --------        --------        --------
   Common shareholders                                          $ 56,786        $ 54,608        $ 52,516
   Convertible CRA shareholders                                    8,577           6,640           3,389
                                                                --------        --------        --------
     Total for shareholders                                     $ 65,363        $ 61,248        $ 55,905
                                                                --------        --------        --------


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                            Years Ended December 31,
                                                                    ----------------------------------------
                                                                      2004            2003            2002
                                                                    --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 65,363        $ 66,586        $ 60,833
   Adjustments to reconcile net income to net cash used in
     operating activities:
   Loss on repayment of revenue bonds                                     38             451             387
   Loss on impairment of assets                                          147              --              --
   Depreciation and amortization                                       1,630           1,140             876
   Income from investment in subsidiaries                            (59,792)        (60,604)        (59,637)
   Non-cash compensation expense                                         597              --              --
   Other non-cash expense                                                525           1,534           2,127
   Changes in operating assets and liabilities:
     Other assets                                                        180            (205)         (1,134)
     Accounts payable, accrued expenses and other liabilities         (3,160)         (3,079)          4,452
     Loans to affiliates                                              (4,600)             --              --
     Due to / from subsidiaries                                      (25,275)        (59,963)        (52,377)
                                                                    --------        --------        --------
Net cash used in operating activities                                (24,347)        (54,140)        (44,473)
                                                                    --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from repayment of revenue bonds                            2,935          18,006             553
   Purchase of revenue bonds                                          (2,390)        (12,708)        (16,101)
   Deferred investment acquisition costs                                  --            (767)        (13,657)
   Investment in subsidiaries                                          3,108          29,135           2,394
   Other investments                                                    (742)         (3,631)         (9,232)
                                                                    --------        --------        --------
Net cash provided by (used in) investing activities                    2,911          30,035         (36,043)
                                                                    --------        --------        --------

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Years Ended December 31,
                                                                           -------------------------------------------
                                                                             2004             2003             2002
                                                                           ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                             (84,395)         (65,121)         (56,441)
   Issuance of  common shares and convertible CRA shares                     111,119          104,841          125,599
   Offering costs relating to issuance of common and convertible CRA shares   (5,261)            (495)            (723)
   Treasury share purchases                                                   (2,592)            (275)              --
   Redemption of special preferred voting shares                                 (10)              --               --
   Deferred financing costs                                                   (1,231)          (2,456)            (921)
                                                                           ---------        ---------        ---------

Net cash provided by financing activities                                     17,630           36,494           67,514
                                                                           ---------        ---------        ---------

Net (decrease) increase in cash and cash equivalents                          (3,806)          12,389          (13,002)

Cash and cash equivalents at the beginning of the period                      16,763            4,374           17,376
                                                                           ---------        ---------        ---------

Cash and cash equivalents at the end of the period                         $  12,957        $  16,763        $   4,374
                                                                           =========        =========        =========

Supplemental information
   Interest paid                                                           $      --        $      --        $       3
                                                                           =========        =========        =========

Supplemental disclosure of non-cash activities:
   Contribution of revenue bonds to subsidiaries                           $      --        $  69,266        $      --
                                                                           =========        =========        =========
   Contribution of notes receivable to subsidiaries                        $      --        $      --        $      --
                                                                           =========        =========        =========

   Distribution of revenue bonds from subsidiaries                         $  12,664        $      --        $ 128,693
                                                                           =========        =========        =========
   Distribution of notes receivable from subsidiaries                      $      --        $      --        $   4,503
                                                                           =========        =========        =========


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Introduction and Basis of Presentation

Basis of Financial Information

The accompanying condensed financial statements (the "Parent Company Financial Statements") are for CharterMac (not including its consolidated subsidiaries).

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


(In thousands)                               2004          2003           2002
                                          ----------     ---------     ---------
Consolidated subsidiaries CMC               $2,200        $1,942        $   400
Equity method ARCap                          2,219         2,219          2,219

3.  Guarantees

In connection with the CMC warehouse line, both we and our subsidiary, CM Corp., have entered into guarantees for the benefit of Bank of America, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the CMC warehouse line.

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 2004

                                                                 Additions
                                                        ----------------------------
(IN THOUSANDS)                                                         Charged to
                                        Balance at      Charged to       Other                         Balance at
                                        beginning       costs and      Accounts -     Deductions -       end of
Description                             of period        expenses       Describe        Describe         period
-------------------------------       --------------   ------------   ------------   --------------   ------------
Loan Loss Reserve
2004                                     $  6,746         $   634       $    --         $ (900) (1)     $ 6,480
2003                                        4,272           2,899            --           (425) (2)       6,746
2002                                        1,556           2,716            --             --            4,272

Allowance for Doubtful Accounts
2004                                     $    107         $ 2,272       $    --         $   --          $ 2,379
2003                                           --             107            --             --              107

(1) Reversal of reserves for 3 DUS loan losses. Actual expense reflected on DUS loan loss line in income statement.
(2) Reversal of reserves for 1 DUS loan loss. Actual expense reflected on DUS loan loss line in income statement.