Form 10-Q
period 2005-03-31
CHARTERMAC
filed 2005-05-10
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                                       OR


          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                                   CHARTERMAC
                                   ----------
         (Exact name of Registrant as specified in its Trust Agreement)


           Delaware                                             13-3949418
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  625 Madison Avenue, New York, New York                               10022
------------------------------------------                         -------------
 (Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                         -----  -----


As of April 29, 2005, 51,323,062 shares of the Registrant's shares of beneficial interest were outstanding.

                                TABLE OF CONTENTS

                                   CHARTERMAC

                                    FORM 10-Q

                                                                                                    PAGE
PART I
                Item 1.       Financial Statements                                                    3
                Item 2.       Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations                                              18
                Item 3.       Quantitative and Qualitative Disclosures about Market Risks            26
                Item 4.       Controls and Procedures                                                26

PART II
                Item 1.       Legal Proceedings                                                      28
                Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds            28
                Item 3.       Defaults Upon Senior Securities                                        28
                Item 4.       Submission of Matters to a Vote of Security Holders                    28
                Item 5.       Other Information                                                      28
                Item 6.       Exhibits                                                               28

SIGNATURES                                                                                           29




     See accompanying notes to condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             March 31,     December 31,
                                                                               2005           2004
                                                                            -----------    -----------

                                                    ASSETS
Revenue bonds - at fair value                                               $ 2,198,573    $ 2,100,720
Mortgage servicing rights, net                                                   74,553         32,366
Cash and cash equivalents                                                        95,236         71,287
Cash and cash equivalents - restricted                                           34,723         25,879
Other investments                                                               151,672        187,506
Deferred costs - net of amortization of $20,732 and $19,635                      55,006         57,260
Goodwill                                                                        225,771        206,397
Other intangible assets - net of amortization of $25,017 and $20,847            173,349        177,519
Loan to affiliate                                                                    --          4,600
Other assets                                                                     44,880         40,549
Investments in partnerships of consolidated VIEs                              2,630,687      2,527,455
Other assets of consolidated VIEs                                               311,927        328,559
                                                                            -----------    -----------

Total assets                                                                $ 5,996,377    $ 5,760,097
                                                                            ===========    ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Financing arrangements                                                    $ 1,203,506    $ 1,068,428
  Preferred shares of subsidiary (subject to mandatory repurchase)              273,500        273,500
  Notes payable                                                                 203,146        174,454
  Accounts payable, accrued expenses and other liabilities                       38,094         35,364
  Deferred income                                                                56,937         55,572
  Deferred tax liability                                                         27,018         29,898
  Distributions payable                                                          38,831         38,859
  Notes payable and other liabilities of consolidated VIEs                    1,318,903      1,307,093
                                                                            -----------    -----------

Total liabilities                                                             3,159,935      2,983,168
                                                                            -----------    -----------

Minority interest in consolidated subsidiary - convertible SCUs                 264,449        267,025
                                                                            -----------    -----------
Minority interest in consolidated subsidiary - CMC                                   --          4,394
                                                                            -----------    -----------
Preferred shares of subsidiary (not subject to mandatory repurchase)            104,000        104,000
                                                                            -----------    -----------
Partners' interests in consolidated VIEs                                      1,576,088      1,501,519
                                                                            -----------    -----------

Commitments and contingencies

Shareholders' equity:
  Beneficial owners' equity - Convertible CRA Shareholders; no par value
   (6,552 shares issued and outstanding in 2005 and 2004)                       107,734        108,745
  Beneficial owners' equity - special preferred voting shares; no par
   value (15,172 shares issued and outstanding in 2005 and 2004)                    152            152
  Beneficial owners' equity - other common shareholders; no par value
   (100,000 shares  authorized;  51,540 shares issued and 51,323 outstanding in 2005 and 51,363 shares issued and 51,229 outstanding
   in 2004)                                                                     767,296        773,165
  Restricted shares granted                                                      (7,981)        (7,922)
  Treasury shares of beneficial interest - common, at cost (217 shares
   in 2005 and 134 shares in 2004)                                               (4,916)        (2,970)
  Accumulated other comprehensive income                                         29,620         28,821
                                                                            -----------    -----------
Total shareholders' equity                                                      891,905        899,991
                                                                            -----------    -----------

Total liabilities and shareholders' equity                                  $ 5,996,377    $ 5,760,097
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

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                             --------------------
                                                                               2005        2004
                                                                             --------    --------
Revenues:
  Revenue bond interest income                                               $ 36,456    $ 31,851
  Fee income:
   Mortgage banking                                                             4,081       3,116
   Fund sponsorship                                                             3,311       6,780
   Credit enhancement                                                           2,439       1,897
  Other revenues                                                                7,268       2,669
  Revenues of consolidated VIEs                                                 4,902          --
                                                                             --------    --------
      Total revenues                                                           58,457      46,313
                                                                             --------    --------

Expenses:
  Interest expense                                                             10,812       6,586
  Interest expense of consolidated VIEs                                         6,889          --
  Interest expense - distributions to preferred shareholders of subsidiary      4,724       4,724
  Salaries and benefits                                                        16,653      13,882
  General and administrative                                                    9,591       6,349
  Depreciation and amortization                                                 7,696       6,893
  Derivative instrument ineffectiveness                                            --       3,387
  Other expenses of consolidated VIEs                                          11,294          --
                                                                             --------    --------
     Total expenses                                                            67,659      41,821
                                                                             --------    --------

(Loss) income before other income                                              (9,202)      4,492

Equity in earnings of investments                                                 524         555
Loss on investments held by consolidated VIEs                                 (49,939)         --
Gain on sale of loans                                                           1,704       1,745
Gain (loss) on repayment of revenue bonds                                          (9)        260
                                                                             --------    --------
(Loss) income before allocations and income taxes                             (56,922)      7,052

Income allocated to preferred shareholders of subsidiary                       (1,556)         --
Income allocated to Special Common Units of subsidiary                         (6,065)     (2,918)
Income allocated to minority interests                                             --        (105)
Loss allocated to partners of consolidated VIEs                                70,963          --
                                                                             --------    --------

Income before income taxes                                                      6,420       4,029
Income tax benefit                                                              8,365       2,389
                                                                             --------    --------

Net income                                                                   $ 14,785    $  6,418
                                                                             ========    ========

Allocation of net income to:
  Common shareholders                                                        $ 13,110    $  5,449
  Convertible CRA shareholders                                                  1,675         969
                                                                             --------    --------
      Total for shareholders                                                 $ 14,785    $  6,418
                                                                             ========    ========

Net income per share:
  Basic                                                                      $   0.26    $   0.12
                                                                             ========    ========
  Diluted                                                                    $   0.25    $   0.12
                                                                             ========    ========

Weighted average shares outstanding:
  Basic                                                                        57,821      51,591
                                                                             ========    ========
  Diluted                                                                      58,236      51,839
                                                                             ========    ========

Dividends declared per share                                                 $   0.41    $   0.37
                                                                             ========    ========




     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                   2005         2004
                                                                 ---------    ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  14,785    $   6,418
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
   Loss (gain) on repayment of revenue bonds                             9         (260)
   Depreciation and amortization                                     7,696        6,893
   Income allocated to preferred shareholders of subsidiary          1,556           --
   Income allocated to Special Common Units of subsidiary            6,065        2,918
   Income allocated to minority interests                               --          105
   Non-cash compensation expense                                     1,763        3,784
   Other non-cash expense                                              700          143
   Deferred taxes                                                   (2,880)      (2,022)
   Changes in operating assets and liabilities:
    Mortgage servicing rights                                       (3,270)      (1,317)
    Loan to affiliate                                                4,600           --
    Deferred income                                                (10,027)          16
    Other assets                                                     7,887       (1,131)
    Accounts payable, accrued expenses and other liabilities           682      (15,835)
                                                                 ---------    ---------
Net cash provided by (used in) operating activities              $  29,566    $    (288)
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from revenue bonds and notes                         $  10,499    $  27,786
   Revenue bond acquisitions and fundings                         (111,751)     (91,065)
   Other investments                                                (2,026)      20,981
   Acquisitions, net of cash acquired                                4,654         (835)
   Loan to Capri Capital                                            (6,000)          --
   Mortgage loans funded                                          (107,908)     (89,063)
   Mortgage loans sold                                              87,696      106,102
   Advances to partnerships                                        (29,304)     (52,492)
   Collection of advances to partnerships                           25,749       12,813
   Mortgage loans repaid                                             2,700           --
   Deferred investment acquisition costs                               464          749
   Decrease (increase) in cash and cash equivalents -
    restricted                                                      (8,167)       2,570
                                                                 ---------    ---------

Net cash used in investing activities                            $(133,394)   $ (62,454)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                 $ (23,896)   $ (18,846)
   Distributions to preferred shareholders of subsidiary            (1,556)          --
   Distributions to Special Common Unit holders                     (8,663)      (4,038)
   Proceeds from financing arrangements                            247,792      127,569
   Repayments of financing arrangements                           (112,715)     (38,009)
   Increase in notes payable                                        28,692       21,076
   Issuance of common shares                                            68           --
   Retirement of special preferred voting shares                        --          (10)
   Treasury stock purchases                                         (1,946)      (1,328)
   Deferred financing costs                                              1       (2,528)
                                                                 ---------    ---------

Net cash provided by financing activities                          127,777       83,886
                                                                 ---------    ---------

Net increase in cash and cash equivalents                           23,949       21,144
                                                                 ---------    ---------

Cash and cash equivalents at the beginning of the year              71,287       58,257
                                                                 ---------    ---------

Cash and cash equivalents at the end of the period               $  95,236    $  79,401
                                                                 ---------    ---------



                                   (continued)

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                  ------------------------------
                                                                                     2005               2004
                                                                                  -----------        -----------
SUPPLEMENTAL INFORMATION:

Acquisition of CCLP:
-------------------

   Conversion of note receivable                                                  $    70,000
   Increase in mortgage servicing rights                                              (40,974)
   Increase in cash and cash equivalents - restricted                                    (676)
   Decrease in other investments                                                       (7,787)
   Increase in goodwill                                                               (15,826)
   Increase in other assets                                                            (6,239)
   Increase in accounts  payable,  accrued  expenses  and other liabilities             2,708
   Decrease in deferred income                                                         11,391
                                                                                  -----------

Net cash acquired in acquisition of CCLP                                          $    12,597
                                                                                  ===========

Supplemental disclosure of non-cash activities relating to adoption of FIN 46R:

    Increase in revenue bonds                                                                        $    33,821
    Increase in other assets                                                                               4,731
    Increase in investments  in  partnerships  of  consolidated VIEs                                  (2,173,621)
    Decrease in other assets of consolidated VIEs                                                       (210,494)
    Increase  in  notes  payable  and  other liabilities of consolidated VIEs                          1,047,976
    Increase in partners' interests of consolidated VIEs                                               1,297,587
                                                                                                     -----------
                                                                                                     $        --
                                                                                                     ===========




     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiary statutory trusts, companies it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries. For the entities consolidated pursuant to FIN 46(R), the financial information included is as of and for the three months ended December 31, 2004, the latest practical date available. As we adopted FIN 46(R) as of March 31, 2004, the operating results for the first quarter of 2004 do not include those of consolidated Variable Interest Entities ("VIEs").

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2004.

Our annual report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2004, nor have there been any new accounting pronouncements pending adoption that would have a significant impact on our condensed consolidated financial statements.

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

Certain amounts from prior years have been reclassified to conform to the 2005 presentation.

NOTE 2 - ACQUISITIONS

In the first quarter of 2005, we purchased the 13% of CharterMac Mortgage Capital Corporation ("CMC") that we had not previously owned and made the final payments under the terms of the original purchase agreement. The total of these two items was $7.9 million, $7.5 million of which we paid in cash borrowed through an acquisition facility. This transaction resulted in $3.6 million of additional goodwill.

Effective March 1, 2005, we purchased 100% of the ownership interests of Capri Capital Limited Partnership ("CCLP"). The initial purchase price was $70.0 million plus $1.7 million of acquisition costs, subject to additional consideration based on the 2004 financial results of CCLP's mortgage banking business. The total purchase price will not exceed $85.0 million (exclusive of acquisition costs) and any additional consideration will be paid during the second quarter of 2005. The initial purchase price of $70.0 million was paid via conversion of an existing loan to CCLP and its affiliates (collectively "Capri") (see Note 4). Half of any additional consideration will be paid in cash with the remainder in equity units of a CharterMac subsidiary.

The acquisition of CCLP was accounted for as a purchase and, accordingly, the results of operations are included in the condensed consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired and liabilities assumed was recognized as goodwill of approximately $15.8 million. Certain allocations are preliminary as of March 31, 2005, including the allocation to goodwill, and will be refined as we gather further information on fair value and determine the fair values of intangible assets acquired.

Pro forma financial results for CCLP are not presented as the acquisition was not material to our assets, revenues or net income.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



NOTE 3 - REVENUE BONDS

The following table summarizes our revenue bond portfolio:


                                                   March 31,        December 31,
          (In thousands)                             2005              2004
-----------------------------------               -----------       -----------
Unamortized cost basis                            $ 2,200,172       $ 2,098,944
Gross unrealized gains                                 47,369            50,716
Gross unrealized losses                               (17,021)          (14,653)
                                                  -----------       -----------
Subtotal/fair value                                 2,230,520         2,135,007
  Less: eliminations (1)                              (31,947)          (34,287)
                                                  -----------       -----------
Total fair value per balance sheet                $ 2,198,573       $ 2,100,720
                                                  ===========       ===========


(1)These bonds are recorded as liabilities on the balance sheets of certain entities consolidated pursuant to FIN 46(R) and are therefore eliminated in consolidation.

The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at March 31, 2005, is summarized in the table below:


                                      Less than       12 Months
(Dollars in thousands)                12 Months        or More          Total
----------------------                ---------       ---------       ----------
Number of bonds                              43              52              95
Fair value                            $ 393,832       $ 340,237       $ 734,069
Gross unrealized loss                 $  (5,252)      $ (11,769)      $ (17,021)


The unrealized losses related to these revenue bonds are due solely to changes in interest rates, in that we calculate present values based upon future cash flows from the bonds and discount these cash flows at the current rate on our recent bond issuances; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds to recovery and have therefore concluded that these declines in value are temporary.

The following summarizes the maturity dates of our revenue bonds, all of which have fixed interest rates:


                                                                          Weighted
                                       Outstanding                         Average
      (In thousands)                   Bond Amount       Fair Value     Interest Rate
--------------------------             -----------       -----------    -------------
Due in less than one year              $     1,481       $     1,489          5.82%
Due between one and five
   years                                    34,953            32,960          7.04
Due after five years                     2,172,455         2,196,071          6.70
                                       -----------       -----------       -------
Total / Weighted Average                 2,208,889         2,230,520          6.71%
                                                                           =======
   Less: eliminations (1)                  (31,082)          (31,947)
                                       -----------       -----------
Total per balance sheet                $ 2,177,807       $ 2,198,573
                                       ===========       ===========


(1) These bonds are recorded as liabilities on the balance sheets of certain entities consolidated pursuant to FIN 46(R) and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



The following table summarizes our acquisition activity and additional fundings to previously acquired revenue bonds for the three months ended March 31, 2005.


                                                              Weighted         Weighted
                                                               Average          Average
                                                 Face       Construction       Permanent
           (In thousands)                        Amount     Interest Rate    Interest Rate
--------------------------------------          --------    -------------    -------------
Construction/rehabilitation properties          $102,000        5.14%            6.50%
Additional funding of existing bonds            $  9,751        5.55%            6.63%


During the three months ended March 31, 2005, one revenue bond was repaid generating net proceeds of approximately $459,000. The bond had a net book value of approximately $468,000, resulting in a loss of approximately $9,000.

At March 31, 2005, $2.1 billion of revenue bonds were securitized or pledged as collateral for our borrowing facilities. Three of these bonds, with a book value of approximately $31.0 million, are included in the bonds securitized or pledged as collateral and are eliminated in consolidation as noted in the tables above.

See Note 14 regarding foreclosure of properties underlying three of our revenue bonds and other matters regarding underlying properties.

NOTE 4 - OTHER INVESTMENTS

Investments other than revenue bonds consisted of:


                                                        March 31,  December 31,
                 (In thousands)                           2005        2004
--------------------------------------------------      --------   ----------
Investment in equity interests in LIHTC properties      $ 43,693    $ 40,132
Investment in properties under development                 3,152       3,157
Investment in ARCap                                       19,054      19,054
Capri loan                                                20,000      84,000
Mortgage loans receivable                                 53,122      27,480
Other investments                                         12,651      13,683
                                                        --------    --------
   Total other investments                              $151,672    $187,506
                                                        ========    ========


In July 2004, CM Investor LLC ("CM Investor"), one of our subsidiaries, provided an interim loan in the principal amount of $84.0 million ("Interim Loan") to Capri, which bore interest at a rate of 11.5% per year and matured on January 15, 2005. In the first quarter of 2005, we extended and converted the loan, adding $6.0 million to the loan amount. Upon conversion, we held two participating loans, one of which allowed us to participate in the cash flows of, and in turn was convertible into a 100% ownership interest in, CCLP. The other allows us to participate in the cash flows of, and is convertible into a 49% ownership interest in, Capri Capital Advisors ("CCA"), a pension fund advisory business. In the first quarter of 2005, we converted the CCLP loan and acquired the business as an addition to our Mortgage Banking segment (see Note
2). Management currently expects to convert the CCA loan into an equity ownership prior to the end of the loan term, no later than August 2006.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

A. GOODWILL

The following table provides information regarding goodwill by segment:


                                              Fund        Mortgage
       (In thousands)                      Management     Banking        Total
-----------------------------              ----------     --------      --------
Balance at December 31, 2004                $200,153      $  6,244      $206,397
Additions (see Note 2)                          --          19,374        19,374
                                            --------      --------      --------

Balance at March 31, 2005                   $200,153      $ 25,618      $225,771
                                            ========      ========      ========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                        Estimated
                                          Useful
                                           Life             Gross                   Accumulated
           (In thousands)               (in Years)      Carrying Amount             Amortization                     Net
---------------------------------------- --------    ----------------------    -----------------------     ------------------------
                                                     March 31,  December 31,   March 31,   December 31,    March 31,    December 31,
                                                       2005        2004          2005         2004           2005          2004
                                                     --------   -----------    --------    -----------     --------     -----------
Amortized identified intangible assets:
  Trademarks and trade names                 21.0    $ 25,100      $ 25,100      $  1,637      $  1,338      $ 23,463     $ 23,762
  Partnership service contracts               9.4      47,300        47,300         6,925         5,661        40,375       41,639
  Transactional relationships                16.7     103,000       103,000        11,542         9,436        91,458       93,564
  General partner interests                   9.0       5,100         5,100           776           634         4,324        4,466
  Joint venture developer relationships       5.0       4,800         4,800         1,315         1,075         3,485        3,725
  Other identified intangibles                9.3       4,427         4,427         2,822         2,703         1,605        1,724
                                         --------    --------      --------      --------      --------      --------     --------
Subtotal/weighted average life               14.5     189,727       189,727        25,017        20,847       164,710      168,880

Unamortized Identified
  Intangible Assets:
  Mortgage Banking Licenses                             8,639         8,639            --            --         8,639        8,639
                                                     --------      --------      --------      --------      --------     --------

Total Identified Intangible
  Assets                                             $198,366      $198,366      $ 25,017      $ 20,847      $173,349     $177,519
                                                     ========      ========      ========      ========      ========     ========

Amortization Expense Recorded                                                    $  4,170      $ 16,684
                                                                                 ========      ========


The amortization of "other identified intangibles" (approximately $477,000 per year) is included as a reduction to revenue bond interest income as they pertain to the acquisition of such bond investments.

NOTE 6 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

In March 2005, we terminated our $100.0 million fixed rate securitization and remarketed the borrowings under the Merrill Lynch P-FLOATs/RITESSM program.

Our $75.0 million secured revolving tax-exempt bond warehouse line expired on March 31, 2005. There was no outstanding balance at December 31, 2004 and there were no additional borrowings during the three months ended March 31, 2005 on this warehouse line. We plan on replacing this warehouse line with a new facility at some point in the future.

NOTE 7 - DERIVATIVE INSTRUMENTS

As of March 31, 2005, we have several interest rate swaps with an aggregate notional amount of $524.0 million, which are designated as cash flow hedges on the variable interest payments on our floating rate securitizations. These swaps are recorded at fair market value, with changes in fair market value recorded in accumulated other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows.

We initiated one swap in 2001. We entered into two smaller swaps, each with notional amounts of $12.0 million and are associated directly with two revenue bonds. The first swap originated in 2004 and the second originated in January 2005.The remainder had terms that began in January 2005. These new swaps have an aggregate notional amount of $450 million and we entered into the agreements in 2003 and 2004. During the period between the dates we entered into the swaps and the effective dates, we measured their effectiveness using the hypothetical swap method. During the period ended March 31, 2004, we recorded an expense of approximately $3.4 million representing the ineffective portion of the swaps. There was no ineffectiveness in the hedging relationship of any of our swaps during the three months ended March 31, 2005.

We expect all of the swaps will be highly effective in achieving offsetting changes in cash flow throughout their terms.

At March 31, 2005, those interest rate swaps for which we were in a net liability position were recorded in accounts payable, accrued expenses and other liabilities in the amount of $500,000. Those swaps for which we are in a net

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



asset position are recorded in other assets in the amount of $3.0 million. Interest expense for the three months ended March 31, 2005 and 2004, includes approximately $1.6 million and $638,000 for amounts paid or payable under the swap agreements.

We estimate that approximately $546,000 of the net unrealized loss included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months.

NOTE 8 - EQUITY

During the three months ended March 31, 2005, we repurchased 83,084 common shares for a total cost of approximately $1.9 million in conjunction with the tax withholdings associated with stock based compensation awards to employees.

In addition, we granted approximately 62,700 restricted shares to employees at fair value of approximately $1.5 million pursuant to our Incentive Share Plan, which vest over a three-year period, and approximately 3,600 restricted shares to employees at a fair value of approximately $84,000, which vested immediately.

NOTE 9 - RELATED PARTY TRANSACTIONS

General and administrative expense includes shared services fees paid or payable to The Related Companies, L.P. ("TRCLP"). These fees totaled $138,000 for the three months ended March 31, 2005, and $1.3 million for the three months ended March 31, 2004.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage. These fees, which are included in other expenses of consolidated VIEs, totaled approximately $963,000 for the three months ended March 31, 2005.

We collect asset management, incentive management and expense reimbursement fees from American Mortgage Acceptance Company ("AMAC"), an affiliated publicly-traded real estate investment trust. These fees, which are included in fund sponsorship income, totaled approximately $648,000 and $515,000 for the three months ended March 31, 2005 and 2004, respectively.

In June 2004, we entered into an unsecured revolving credit facility (the "Revolving Facility") with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 300 basis points, which is to be used to purchase new investments. The Revolving Facility has a term of one year with a one year optional extension. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties. As of March 31, 2005, there were no outstanding advances to AMAC under this facility. Interest income earned from this facility for the three months ended March 31, 2005, was approximately $73,000, while there was no interest income for the comparable period in 2004.

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2005 and 2004, was as follows:


                                                                  Three Months Ended
                                                                       March 31,
                                                                ----------------------
                   (In thousands)                                 2005          2004
------------------------------------------------------------    --------      --------
Net income                                                      $ 14,785      $  6,418
Net unrealized (gain) loss on interest rate derivatives            4,174        (2,292)
Net unrealized loss on revenue bonds:
   Unrealized loss during the period                              (3,366)      (17,738)
   Reclassification adjustment for net gain included in net
   income                                                             (9)         (260)
                                                                --------      --------
Comprehensive income (loss)                                     $ 15,584      $(13,872)
                                                                ========      ========


NOTE 11 - EARNINGS PER SHARE

Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and unvested share grants is calculated using the treasury stock method. The dilutive effect of our subsidiary's Special Common Units ("SCUs") is calculated

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



using the "if-converted method". The SCUs will always be antidilutive, because while the shares are convertible on a one-to-one basis, the dividends paid will always be greater than the dividends paid per common share.


                                             Three Months Ended March 31, 2005    Three Months Ended March 31, 2004
                                             ---------------------------------    ---------------------------------
(In thousands, except per share amounts)      Income     Shares      Per Share     Income      Shares     Per Share
----------------------------------------     -------     -------     ---------    -------     --------    ---------
Basic EPS                                    $14,785      57,821      $   0.26    $ 6,418       51,591     $  0.12
                                                                      ========                             =======
Effect of dilutive securities                     --         415                       --          248
                                             -------     -------                  -------     --------

Diluted EPS                                  $14,785      58,236      $   0.25    $ 6,418       51,839     $  0.12
                                             =======     =======      ========    =======     ========     =======


The number of shares includes common and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") as the Convertible CRA Shares have the same economic benefits as common shares.

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

4. VIEs, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries, which we are required to consolidate in accordance with FIN 46(R).

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



The following table provides more information regarding our segments:


                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                  (In thousands)                       2005              2004
                                                    -----------      -----------
REVENUES
   Portfolio Investing                              $    40,000      $    33,543
   Fund Management                                       17,715           11,641
   Mortgage Banking (1)                                   5,870            3,880
   VIEs (2)                                               4,902               --
   Elimination of intersegment transactions             (10,030)          (2,751)
                                                    -----------      -----------
Consolidated                                        $    58,457      $    46,313
                                                    ===========      ===========

NET INCOME BEFORE ALLOCATIONS TO EQUITY HOLDERS
   Portfolio Investing                              $    21,412      $    15,658
   Fund Management                                       (5,221)          (8,079)
   Mortgage Banking (1)                                  (1,098)             560
   VIEs (2)                                                  --               --
   Elimination of intersegment transactions              (1,052)          (1,087)
                                                    -----------      -----------
Consolidated                                             14,041            7,052
   Income allocated to SCUs                              (6,065)          (2,918)
   Income allocated to preferred shareholders            (1,556)              --
   Income allocated to minority interests                    --             (105)
   Income tax benefit                                     8,365            2,389
                                                    -----------      -----------
Consolidated Net Income                             $    14,785      $     6,418
                                                    ===========      ===========

DEPRECIATION AND AMORTIZATION
   Portfolio Investing                              $       961      $       812
   Fund Management                                        4,598            4,632
   Mortgage Banking (1)                                   2,137            1,449
   VIEs (2)                                                  --               --
   Elimination of intersegment transactions                  --               --
                                                    -----------      -----------
Consolidated                                        $     7,696      $     6,893
                                                    ===========      ===========

IDENTIFIABLE ASSETS AT END OF PERIOD
   Portfolio Investing                              $ 5,129,213      $ 4,410,238
   Fund Management                                      824,085          825,305
   Mortgage Banking (1)                                 277,265           65,318
   VIEs (2)                                           2,942,614        2,384,115
   Elimination of intersegment balances              (3,176,800)      (2,706,806)
                                                    -----------      -----------
Consolidated                                        $ 5,996,377      $ 4,978,170
                                                    ===========      ===========


(1) Includes CCLP beginning March 1, 2005.
(2) Consolidated beginning March 31, 2004, pursuant to FIN 46(R).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



NOTE 13 - COMMITMENTS AND CONTINGENCIES

FORWARD TRANSACTIONS

At March 31, 2005, our Mortgage Banking subsidiaries had forward commitments of approximately $283.0 million for mortgages to be funded in 2005 and later. As each lending commitment has an associated sale commitment, the fair values of each offset and, as a result, we record no asset or liability for the commitments. In addition, those subsidiaries had commitments to sell mortgages totaling $63.7 million. Approximately $53.1 million of this amount was funded as of March 31, 2005 and are included in Other Investments as Mortgage Loans Receivable. The balance of approximately $10.6 million is to be funded later in 2005.

We have entered into transactions to purchase revenue bonds. The agreements require us, at the earlier of stabilization or conversion to permanent financing, to acquire Series A and Series B revenue bonds at predetermined prices and interest rates. We are obligated to purchase the revenue bonds only if construction is completed. We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. During the construction period, a third party lender will advance funds to the developer, as needed, at a floating rate. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds, and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the revenue bonds are funded. The total potential amount we could be required to fund is $184.3 million.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $15.8 million at March 31, 2005.

MORTGAGE BANKING LOSS SHARING AGREEMENT

Under a master loss sharing agreement with Fannie Mae, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At March 31, 2005, all of our loans sold to Fannie Mae consisted of Level I loans, meaning that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

Our maximum exposure at March 31, 2005, pursuant to this agreement, was approximately $940.4 million although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At March 31, 2005, that reserve was approximately $9.5 million, which we believe represents our actual potential losses at that time. Unlike loans originated for Fannie Mae, we do not share the risk of loss for loans we originate for Freddie Mac or FHA.

Our Mortgage Banking subsidiaries maintained, as of March 31, 2005, treasury notes of approximately $14.2 million and a money market account of approximately $1.2 million, which is included in cash and cash equivalents-restricted in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $14.7 million.

MORTGAGE POOL CREDIT ENHANCEMENT

In December 2001, we completed a credit enhancement transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of the transaction as of March 31, 2005 is approximately $19.0 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



of March 31, 2005, the credit enhanced properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on this guaranty. Should our analysis of risk of loss change in the future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

YIELD GUARANTEES

We have entered into several agreements with either IXIS Financial Products, Inc. ("IXIS") or Merrill Lynch (each a "Primary Guarantor") to guarantee agreed-upon rates of return for pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by a fund sponsored by our subsidiary, Related Capital Company LLC ("RCC"). In return, we have or will receive guarantee fees, generally at the start of each guarantee period. There are seven agreements guaranteeing returns through the construction and lease-up phases of the properties and there are seven other agreements guaranteeing returns from the completion of the construction and lease-up phases through the operating phase of the properties.

Total potential exposure pursuant to these guarantees is approximately $460.0 million, assuming there is no return whatsoever by the funds. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time as we have never yet been called upon to make payments under the guarantees. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these guarantees, representing the deferral of the fee income over the guarantee periods, was $14.9 million as of March 31, 2005. This amount is included in deferred income on our condensed consolidated balance sheet. Refer to Note 14 regarding additional transactions entered into after March 31, 2005, and potential exposure under existing guarantees.

Some of the local partnerships have financed their properties with the proceeds of our revenue bonds. In these cases, the Primary Guarantor has required that those revenue bonds be deposited into a trust pursuant to which the revenue bonds were divided into senior and subordinated interests with approximately 50% of each revenue bond being subordinated. We have financed the senior trust interest and a portion of certain of the subordinate trust interests using credit enhancement from the Primary Guarantor as part of the Merrill Lynch P-FLOATs/RITESSM program. We use the remaining subordinate trust interests as collateral in the Merrill Lynch P-FLOATs/RITESSM program. In connection with these yield guarantee transactions, we have posted $64.5 million as collateral with a Primary Guarantor in the form of either cash or revenue bonds.

OTHER GUARANTEES

We have entered several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.

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

Our maximum exposure, related to these three transactions, is 40% of the stated amount of the letter of credit of approximately $37.8 million.

We also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum exposure relating to these guarantees is approximately $115.3 million.

To date, we have had minimal exposure to losses under these guarantees and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



OTHER CONTINGENCIES

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 14 - SUBSEQUENT EVENTS

YIELD GUARANTEE TRANSACTION
---------------------------

In April 2005, we completed a transaction to guarantee tax benefits to an investor in a partnership designed to generate Federal LIHTCs. CM Corp. has agreed to back-up the guarantee of a Primary Guarantor of an agreed upon internal rate of return to the investor in Related Capital Credit Enhanced
Partners, L.P. - Series B, for which we will receive guarantee fees totaling approximately $7.6 million in three installments, as well as acquisition, partnership management and asset management fees amounting to approximately $10.4 million.

Our total exposure pursuant to this guarantee is $121.6 million, assuming there is no return whatsoever by the fund, although we currently expect no loss.

PROPERTY FORECLOSURE
--------------------

In May 2005, an affiliate of ours foreclosed upon the properties underlying three of our revenue bonds which had an aggregate carrying value of $33.7 million as of March 31, 2005. We have obtained valuations as of the foreclosure date indicating fair values of the properties in excess of our carrying amounts. As a result, management has concluded that there was no impairment related to the revenue bonds as of March 31, 2005. We are actively marketing the properties for sale and, as such, the properties will be carried as Real Estate Owned - Held for Sale from the foreclosure date forward.

PRS
---

PRS Companies ("PRS") and Capitol Realty Group ("CRG") are sponsors of certain LIHTC partnerships for which we hold revenue bonds and/or to which investment funds we sponsor have contributed equity. Information with respect to these partnerships is set forth in the table below. A construction company affiliate of PRS also served as general contractor for those partnerships.

PRS recently approached us to discuss financial difficulties in its construction company. Upon a thorough review regarding its financial condition, we determined that the PRS construction company was experiencing significant financial difficulties, so that the transfer of control of the PRS and CRG partnerships to entities affiliated with us and the orderly termination of unfulfilled construction contracts was in our best interest. We could then install new general contractors to complete construction and capable property managers to complete leasing. We determined that, if we did not obtain control of the partnerships, a bankruptcy filing by or against PRS would be adverse to our interests as it would likely result in the reduction or cessation of bond payments, could possibly endanger our various tax credit equity investments and would result in delays in construction completion which could not be quantified.

On April 28, 2005, affiliates of ours acquired by assignment the general partnership interests owned by PRS in the "PRS Partnerships" indicated in the table below. On April 28, affiliates of ours also acquired by assignment the general partnership interests owned by CRG in the "CRG Partnerships" indicated in the table below. We sought control of the CRG Partnerships because PRS was the construction general contractor for those partnerships and PRS' financial difficulties caused construction finance shortfalls that have created liquidity problems for those partnerships. We have agreed in principle to, among other things, provide a $5.0 million revolving line of credit to be used to stabilize the CRG Partnerships which will be collateralized by contractual rights of CRG and its affiliates to receive fees or other consideration.

In addition to the PRS Partnerships and CRG Partnerships described above, we own bonds that finance eight other partnerships in which PRS was the general partner and one other partnership in which CRG is the general partner and PRS was the construction general contractor. These partnerships are summarized in the table below. On those deals in which our funds are not the equity sponsor, we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we will exercise our available remedies to protect our investments. In those situations, there is substantial equity in the form of LIHTCs in addition to the real estate, both of which are our collateral.

There can be no assurance that a bankruptcy by or against PRS or its affiliates may not give rise to additional claims concerning these partnerships.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)



Our potential exposure falls into three categories as follows:

     o Cash required to stabilize the properties - Our current estimate of the maximum amount of cash that may need to be provided to stabilize the properties, taking into account delays in construction, is approximately $10.0 million. This estimate is based upon our initial analyses and information provided by the developer, and may increase due to unforeseen construction delays and other factors, while the amount may be reduced by additional contributions by investors (which may generate additional tax credits), reserves at the property level, syndication of state tax credits or other factors. Our portion of any cash requirements may range from nothing to the full amount. Should we need to make additional loans to the partnerships, they would need to be assessed for collectibility and the impact on the potential impairment of existing revenue bonds. Given existing loan-to-value ratios and the variability of the likelihood of funding, we can not yet determine whether we will be required to fund any such loans. At present, we do not anticipate that any such loans would require a charge to expense.

     o Potential impact on revenue bonds - Our current estimate, based on available information provided by the developer, is that expected cash flows from the underlying properties are sufficient to provide debt service. As a result, we do not believe that there is other-than-temporary impairment of any of the affected bonds.

     o Potential cost to provide guaranteed yields - As noted in the table below, 11 of the parternships in question are part of equity funds for which we provide yield guarantees. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The guarantees, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period. Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these guarantees is probable at this time.

As part of the resolution of this situation, affiliates of ours have taken over general partner interests in the partnerships for which an RCC sponsored fund is an equity partner, all but two of which give our affiliates operational control of the partnerships. We will be consolidating those partnerships effective April 2005.

The partnerships in question are summarized as follows:



                                                                                                    (In thousands)
                                   CharterMac         RCC                                       Loan
                                    Holds or       Sponsored                     Third        Amounts        Fair Value of
                                   Will Hold        Fund is    Included in      Parties      Upon Full       Revenue Bonds
                                    Revenue         Equity      Guaranteed      Provided        Draw         Oustanding at
                      Number          Bond          Partner       Funds          Equity         Down         March 31, 2005
                     --------      ----------      ---------   -----------      --------     ----------      --------------
PRS Partnerships
Construction             6              6              4            3               2        $   69,570      $   55,879
Rehab                    1              1              1            1              --            91,400          88,232
Lease Up                 8              7              4            2               4            19,300          16,986
Stabilized               2              2             --           --               2            18,835          18,816
                     ------------------------------------------------------------------------------------------------------
Subtotal PRS Deals      17             16              9            6               8           199,105         179,913

CRG Partnerships
Construction             2              2              2           --              --            17,680              --
Rehab                    3              3              3            3              --             8,300           8,018
Lease Up                 3              3              3            2              --            71,650          69,951
Stabilized              --             --             --           --              --                --              --
                     ------------------------------------------------------------------------------------------------------
Subtotal CRG Deals       8              8              8            5              --            97,630          77,969
                     ------------------------------------------------------------------------------------------------------

Total                   25             24             17           11               8         $ 296,735       $ 257,882
                     ======================================================================================================



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

These risks are more fully described in our Form 10-K for the year ended December 31, 2004. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

Factors Affecting Comparability
-------------------------------

Due to our adoption of FIN 46(R) as of March 31, 2004, we now consolidate more than 90 VIEs (predominantly investment funds we sponsor) in our financial statements. The operating results for the three months ended March 31, 2005, include those of these entities, as well as the elimination of transactions between the entities and our subsidiaries. The operating results for the three months ended March 31, 2004, do not include comparable operations as we adopted this accounting standard as of the end of that period.

In addition, we acquired CCLP in March 2005. Operating results prior to the acquisition date include interest income on a loan made in July 2004. Following the acquisition, operating results of CCLP are included in our Mortgage Banking segment.

Results of Operations
---------------------

The following is a summary of our operations for the three months ended March 31, 2005 and 2004:


                                              % of                   % of
      (In thousands)            2005        Revenues    2004       Revenues   % Change
---------------------------    -------      --------   -------     --------   --------
Revenues                       $58,457       100.0%    $46,313       100.0%     26.2%
Income before income taxes     $ 6,420        11.0%    $ 4,029         8.7%     59.3%
Net income                     $14,785        25.3%    $ 6,418        13.9%    130.4%


Compared to 2004, the first quarter of 2005 benefited from the continued expansion of our Portfolio Investing segment, expansion of the Fund Management segment and the acquisition of CCLP in the Mortgage Banking segment. In addition, revenues in 2005 include $4.9 million generated by VIEs that were not consolidated in 2004. Offsetting the revenue gains is the elimination of $7.6 million of revenues earned by our subsidiaries in transactions with VIEs we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the expenses recognized by the VIEs in connection with these transactions are absorbed entirely by the partners of the VIEs; as such, the elimination in consolidation has no impact on our net income.

The revenue gains and the relatively smaller increase in expenses led to an increase in income before taxes, while a significantly higher tax benefit also contributed to the increase in net income.

REVENUES

Our revenues were as follows:


                                             For the Three Months Ended March 31,
                                             -------------------------------------
       (In thousands)                          2005          2004        % Change
------------------------------               --------      --------      ---------
Revenue bond interest income                 $36,456       $31,851          14.5%

Fee income
   Mortgage banking                            4,081         3,116          31.0
   Fund sponsorship                            3,311         6,780         (51.2)
   Credit enhancement                          2,439         1,897          28.6
                                             -------       -------       -------
Total fee income                               9,831        11,793         (16.6)

Other revenues
   Capri loan interest                         1,781            --            --
   Other interest                              1,957           584         235.1
   Construction service fee                      870           139         525.9
   Expense reimbursement                       1,342         1,254           7.0
   Other                                       1,318           692          90.5
                                             -------       -------       -------
Total other revenues                           7,268         2,669         172.3

Revenues of consolidated VIEs                  4,902            --            --
                                             -------       -------       -------

   Total revenues                            $58,457       $46,313          26.2%
                                             =======       =======       =======


The overall growth in our revenues is due to the continued expansion of all of our businesses, including the acquisition of CCLP in the first quarter of 2005. Results in 2005 also include revenues of VIEs that were not consolidated in the first quarter of 2004, offset by the elimination in consolidation of revenues associated with VIEs that are now consolidated in our condensed financial statements. In the first quarter of 2005, approximately $259,000 of revenue bond interest income, $7.0 million of fund sponsorship fees and $347,000 of other revenues was eliminated. See also RESULTS BY SEGMENT below.

The Capri loan interest relates to the loans made in July 2004, a large portion of which has since been converted upon the acquisition of CCLP (see note 2 to the condensed consolidated financial statements). The increase in "other" is primarily due to exit fees received within the Mortgage Banking business and construction service fees and administrative fees in the Fund Management segment.

EXPENSES

Our expenses were as follows:


                                                  For the Three Months Ended March 31,
                                                  -----------------------------------
           (In thousands)                           2005          2004       % Change
--------------------------------------            --------      --------     --------
Interest expense                                   $10,812       $ 6,586        64.2%
Interest expense - preferred shares of
   subsidiary                                        4,724         4,724          --
Salaries and benefits                               16,653        13,882        20.0
General and administrative                           9,591         6,349        51.1
Depreciation and amortization                        7,696         6,893        11.6
Change in FV of ineffective derivatives                 --         3,387          --
                                                   -------       -------      ------
   Subtotal                                         49,476        41,821        18.3

Interest expense of consolidated VIEs                6,889            --          --
Other expenses of consolidated VIEs                 11,294            --          --
                                                   -------       -------      ------

Total expenses                                     $67,659       $41,821        61.8%
                                                   =======       =======      ======


The increase in interest expense reflects the higher amount of debt to fund investments in revenue bonds, our loan to Capri and LIHTC equity investments inherent in the Fund Management business in 2004. In addition, our average borrowing rate increased as a result of increases in Bond Market Association ("BMA") and LIBOR rates in 2004 and 2005, as well as the impact of new interest rate swap transactions that went into effect in the first quarter of 2005. Our average borrowing rate increased to 2.8% in the 2005 quarter as compared to 2.3% in the 2004 period.

The increases in salaries and benefits expense relates to the growth of our component businesses as well as the acquisition of CCLP in the first quarter of 2005, which doubled the size of our Mortgage Banking business.

The increase in general and administrative expenses is also due to the expansion of our businesses and the acquisition of CCLP, particularly with regard to increased occupancy needs and professional fees.

Depreciation and amortization expenses were higher in the 2005 period, primarily due to higher amortization of mortgage servicing rights following the CCLP acquisition.

We did not record the expenses of consolidated VIEs prior to April 1, 2004. The expenses are not controlled by us, nor do they represent any cash or non-cash charges to be absorbed by us. The expenses of the VIEs are absorbed entirely by the partners of the VIEs.

OTHER ITEMS


                                              For the Three Months Ended March 31,
                                              -----------------------------------
           (In thousands)                       2005          2004       % Change
--------------------------------------        --------      --------     --------
Derivative instrument ineffectiveness         $     --      $ (3,387)          --%
(Loss) gain on repayment of revenue bonds     $     (9)     $    260       (103.5)%
Gain on sale of loans                         $  1,704      $  1,745         (2.3)%
Equity in earnings of investments             $    524      $    555         (5.6)%
Income allocated to preferred
   shareholders of subsidiary                 $ (1,556)     $     --           --%
Income allocated to Special Common Units
   of subsidiary                              $ (6,065)     $ (2,918)       107.8%
Income allocated to minority interests        $     --      $   (105)          --%
Loss allocated to partners of
   consolidated VIEs                          $ 70,963      $     --           --%


The change in fair value of derivatives represents the portion of the change in the fair value of swap agreements determined to be ineffective, as measured using the hypothetical swap method. The amount reversed in the second quarter of 2004 and all swaps have been effective in the current year period.

Gains and losses related to revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

Equity in earnings of investments includes dividends from our investment in ARCap Investors, LLC, offset in 2005 by losses from tax advantaged investment vehicles similar to those we sponsor.

The income allocated to preferred shareholders relates to shares we issued in 2004 that differ from previously issued shares in that they are not subject to mandatory redemption; as such, the distributions are classified as expense outside of operating earnings. Total income allocated to preferred shareholders for the three months ended March 31, 2005, including the portion classified as interest expense, increased as compared to the three months ended March 31, 2004, due to the additional preferred offering consummated in May 2004.

The income allocation to Special Common Units of a subsidiary represents the proportionate share of income attributable to holders' subsidiary equity as if they were all converted to common shares. There was no income allocated to minority interests in the 2005 period as we repurchased all remaining shares of CMC in the period.

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

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The tax benefit disclosed relates to the book losses of those businesses. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes.

The effective tax rate on a consolidated basis for the three months ended March 31, 2005 and 2004 was (130.3)% and (59.3)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 55.2% and 52.8% for the three months ended March 31, 2005 and 2004, respectively.

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                      For the Three Months Ended March 31,
                                                      -----------------------------------
               (In thousands)                               2005              2004
-------------------------------------------------        ----------        ----------
Revenue bond acquisitions and fundings                   $  111,751        $   91,065
Weighted average permanent interest rate of bonds
 acquired                                                    6.51 %              6.60%
Revenue bonds repaid                                     $      459        $   23,635
Average portfolio balance                                $2,191,793        $1,860,481
Weighted average yield of portfolio                          6.65 %              6.85%

Revenue bond interest income (1)                         $   36,716        $   31,851
Other revenues (1)                                            3,284             1,692
                                                         ----------        ----------
                                                         $   40,000        $   33,543
                                                         ==========        ==========

Interest expense and securitizations fees (1)            $   10,290        $   10,791
Gain on repayments of revenue bonds                      $        9        $      260


(1) Prior to intercompany eliminations.

The increase in revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2004 and during 2005, although the rate of investment reflects the challenging market conditions experienced since 2004 whereby some potential investments did not meet our underwriting standards.

While the decline in interest rates has gradually lowered the average yield of our portfolio, from a profit perspective, the low interest rate environment has been favorable for us. Although increasing lately, the BMA rate, the short-term tax-exempt index, continues to be low, averaging 1.86% and 0.95% for the three months ended March 31, 2005 and 2004, respectively. Our weighted average cost of debt associated with these investments was approximately 2.39% and 1.90% for the same respective periods, taking into effect our current hedging. We continue to recognize healthy spreads between our cost of borrowing and the interest rates on our revenue bonds. The interest rates on our tax-exempt first mortgage bonds for the three months ended March 31, 2005, had a weighted average permanent coupon rate of 6.9% and our entire tax-exempt first mortgage bond portfolio had a weighted average coupon rate of 6.7% for the three months ended March 31, 2005.

Other revenues in this segment is  predominantly  interest income on investments other than revenue bonds and intercompany royalty fees eliminated in consolidation. The increase for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, is due largely to Capri loan interest (see Note 4 to the condensed consolidated financial statements).

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                        For the Three Months Ended March 31,
                                        -----------------------------------
         (In thousands)                   2005         2004        % Change
-----------------------------------     --------     --------      --------
Equity raised                           $ 15,212     $ 28,610       (46.8)%
Equity invested by investment funds     $123,942     $ 77,627        59.7%

Fund sponsorship fees (1)               $ 11,538     $  7,982        44.6%
Credit enhancement fees                    2,439        1,897        28.6
Other revenues (1)                         3,738        1,762       100.9
                                        --------     --------      ------
   Total                                $ 17,715     $ 11,641        50.5 %
                                        ========     ========      ======


(1) Prior to intercompany eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2005 increases relate to the funds closed throughout 2004.

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. Fees earned for O&O services decreased approximately 47% to $152,000 compared to $286,000 in the 2004 quarter due to the decrease in equity raised. Fees earned for partnership management services are amortized over a five-year period. These fees increased approximately 400% to $838,000 compared to $167,000 compared to the same period in 2004. This increase is primarily the result of ongoing revenues for fund sponsorships completed after the first quarter of 2004.

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. Fees earned for property acquisition and equity origination services associated with tax credit equity fund sponsorship increased to approximately $5.0 million in 2005, representing an approximate 45% increase compared to the prior year results. While these fees are earned based on investment activity, the increase fell short of the percentage increase in investments due to the rate of fees realized as a result of the lower proportion of proprietary (single-investor) funds in the total mix of fund equity invested in 2005 as compared to 2004.

Also during 2005, RCC acted as advisor for $116.9 million of investment originations by CharterMac entities and others, compared to $122.7 million of such originations for the three months ended March 31, 2004. We recognize acquisition fees in this segment for such services, which approximated the fees recognized for the three months ended March 31, 2004.

Partnership and asset management fees increased to $4.3 million for the three months ended March 31, 2005, representing an increase of approximately 48% over the 2004 quarter, attributable to the higher level of assets under management and the improvement of the cash position of certain investment funds allowing us to collect management fees in 2005 which we did not previously recognize until collectibility was determined.

The increase in credit enhancement fees relates to acceleration of the credit enhancement business. The increase for the three months ended March 31, 2005, as compared to the 2004 period is due to additional credit enhancement transactions completed over the course of 2004, the fees for which are recognized over periods of up to 20 years.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                     For the Three Months Ended March 31,
                                   ----------------------------------------
       (In thousands)                 2005           2004         % Change
------------------------------     ----------     ----------      ---------
Originations                       $  123,461     $  132,988         (7.2)%
Mortgage portfolio at March 31     $9,339,038     $4,099,998        127.8%

Mortgage servicing fees            $    3,323     $    2,315         43.6%
Mortgage origination fees                 757            801         (5.5)
Other revenues                          1,790            764        134.3
                                   ----------     ----------        -----
                                   $    5,870     $    3,880         51.3%
                                   ==========     ==========        =====


The increase in the servicing portfolio and servicing fees is a result of the CCLP acquisition. Excluding the impact of the acquisition, servicing fee income in 2005 increased approximately 1.0% over the first quarter of 2004.

The lower volume of originations in 2005 resulted from a significant decline in Fannie Mae and conduit originations due to heightened competition. This decline was partially offset by a higher level of assumption lending for which we receive assumption fees rather than origination fees. Originations for the three-months ended March 31 are broken down as follows:


 (In thousands)      2005       % of total    2004       % of total
----------------   --------     ----------  --------     ----------
Fannie Mae         $ 42,268        34.2%    $ 78,011        58.6%
Freddie Mac           9,265         7.5        8,500         6.4
Conduit - Bank       12,814        47.9       21,504        16.2
Assumptions          59,114        10.4       24,973        18.8
                   --------       -----     --------       -----

Total              $123,461       100.0%    $132,988       100.0%
                   ========       =====     ========       =====


Other revenues in this segment pertains to interest earned on mortgages prior to their sale date, exit fees for early repayments and fees earned for loan assumptions. The increase in the 2005 period is primarily a result of the CCLP acquisition.

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

The results we reported in 2005 reflect three months of operations for the VIEs we consolidate while the quarter ended March 31, 2004, does not include any comparable operating results as we consolidated these entities as of the end of that period.

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

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

o $100.0 million, used for mortgage banking needs, which is renewable annually;
o $90.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures on October 28, 2005, with a one year extension at our option;
o $91.0 million, used to provide the interim loan to Capri, which matures in July 2005;
o $40.0 million, established in connection with the CMC acquisition, which expires December 31, 2006;
o $650.0 million in MBIA credit enhancement through 2011, under which we can complete up to $425.0 million of floating rate securitizations and $225.0 million of auction rate securitization; and
o Securitization through the Merrill Lynch P-FLOATs/RITESSM program of a specified percentage of the fair value of revenue bonds not otherwise securitized, credit enhanced by either Merrill Lynch or IXIS.

As of March 31, 2005, we had approximately $262.6 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our trust agreement.

Liquidity Requirements after March 31, 2005
-------------------------------------------

During May 2005, distributions of approximately $23.7 million ($0.41 per share) will be paid to holders of common and Convertible CRA Shares and $8.6 million paid to SCU holders, all of which were declared in March 2005.

Also during May 2005, we expect to pay the remainder of the purchase price for CCLP, 50% of which will be paid in cash. The maximum amount to be paid in cash is $7.5 million.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

The net increase in cash and cash equivalents during 2005 was higher than the increase in 2004, primarily due to increased operating and financing inflows, which offset the higher level of financing activity in 2005 as compared to 2004.

Operating cash flows were higher in the 2005 period by a margin of $29.9 million. This increase resulted from a higher level of earnings exclusive of non-cash expenses and the repayment of advances we had made to AMAC.
Additionally, the timing of receipts and payments in operating asset and liability accounts contributed to this increase.

Investing outflows increased by $69.9 million in 2005 as compared to 2004. A higher level of revenue bond acquisition and funding activity, coupled with lower repayment activity, and a net outflow from mortgage originations was partially offset by a net decrease in our funds invested in partnerships in the current year period. The funds paid to acquire the portion of CMC that we had not owned previously was offset by a net cash inflow at the time of the CCLP acquisition, as the majority of the CCLP purchase price was paid in the form of a loan in the third quarter of 2004.

Financing inflows in the 2005 period were higher than in 2004 by $42.5 million. The primary reason for the higher inflows in 2005 was the level of securitization borrowings, a portion of which was the remarketing of borrowings under the fixed rate securitization that terminated in the current year quarter.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Note 13 to the condensed consolidated financial statements contains a summary of the Company's guarantees and off-balance sheet arrangements.

Subsequent Events
-----------------

See Note 14 to the condensed consolidated financial statements regarding actions taken in May 2005 in response to the financial difficulties experienced by sponsors of certain properties underlying revenue bonds and investment funds we sponsor as well as the foreclosure upon certain other underlying properties.

The following table reflects our maximum exposure and carrying amount as of March 31, 2005, for guarantees we and our subsidiaries have entered into:


                                                 Maximum        Carrying
              (In thousands)                     Exposure        Amount
-------------------------------------------     ----------     ----------
Payment guarantees (1)                          $   45,471     $       --
Completion guarantees (1)                           37,773             --
Operating deficit guarantees (1)                     1,629             --
Recapture guarantees (1)                            66,366             --
Replacement reserve (1)                              1,792             --
Mortgage pool credit enhancement (2)                19,000             --
LIHTC guarantees (2)                               459,971         14,885
Mortgage banking loss sharing agreement (3)        940,356          9,455
                                                ----------     ----------

                                                $1,572,358     $   24,340
                                                ==========     ==========


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

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of March 31, 2005, to make future payments under our debt agreements and other contractual obligations:


                                                                  Payments due by period
                                           ----------------------------------------------------------------------
                                                           Less than                                   More than
             (In thousands)                   Total         1 year       1-3 years     3-5 years       5 years
----------------------------------------   -----------    -----------    ----------    ----------    ------------
Notes payable (1)                          $   203,146    $   184,744    $    5,452    $   12,950    $         --
Notes payable of consolidated VIEs (2)         480,258        140,578       175,470        23,846         140,364
Operating lease obligations                     70,305          4,431        11,642        12,136          42,096
Unfunded loan commitments                      200,070        133,515        66,555            --              --
Financing arrangements (1)                   1,203,506      1,203,506            --            --              --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                     273,500             --            --            --         273,500
                                           -----------    -----------    ----------    ----------    ------------

   Total                                   $ 2,430,785    $ 1,666,774    $  259,119    $   48,932    $    455,960
                                           ===========    ===========    ==========    ==========    ============


(1) The amounts reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Of the notes payable of consolidated VIEs, $407.1 million is guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $73.2 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

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

In contrast, payments required under our floating rate securitization programs vary based on market interest rates based on the BMA municipal swap index and are re-set weekly or every 35 days. In addition, we have floating rate debt related to our acquisition financing and our warehouse facilities. Other long-term sources of capital, such as the preferred shares of our Equity Issuer subsidiary, carry a fixed dividend rate and, as such, are not impacted by changes in market interest rates.

Excluding $524.0 million of debt hedged via interest rate swap agreements, the full amount of our liabilities labeled as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest  rates  would  decrease  our annual net  income by  approximately  $8.8 million.

We manage this risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those not susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate, using the same methodology used to estimate the portfolio fair market value under SFAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of our portfolio of revenue bonds from its March 31, 2005, value of approximately $2.2 billion to approximately $2.1 billion. A 1% decline in interest rates would increase the value of the March 31, 2005, portfolio to approximately $2.3 billion. Changes in the estimated fair value of the revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and

     Chief  Financial  Officer,  as  appropriate,   to  allow  timely  decisions
     regarding required disclosures.

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer conclude that the Company's disclosure controls and procedures are not effective due to the unremediated material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004. To remediate these control weaknesses, the Company performed additional analysis and performed other procedures (detailed in item 4b below) in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. To remediate the material weaknesses in internal controls identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004, during the first quarter of 2005, we have:

     (i) taken steps to remediate the errors in our tax accounting through increased use of third-party tax service providers for the more complex areas of our tax accounting and increased formality and rigor of controls and procedures over accounting for income taxes;
     (ii) strengthened our due diligence procedures in reviewing acquisition candidates to ensure that any required recharacterizations are identified on a timely basis; and
     (iii)strengthened our analytical procedures with regard to the preparation and review of all consolidation eliminations.

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                                           Purchases of Equity Securities

                                     (a)                (b)                (c)                       (d)

                                                                        Total number
                                                                          of shares
                                    Total                             purchased as part       Maximum number
                                  number of           Average            of publicly       of shares that may yet
                                    shares           price paid      announced plans or    be purchased under the
       Period                     purchased          per share            programs            plans or programs
---------------------            -----------        ------------    --------------------  ------------------------
January 1 - 31, 2005                25,645             $23.75                 --
February 1 - 28, 2005                   --                 --                 --
March 1 - 31, 2005                  57,439              23.05                 --
                                  --------            -------            -------

Total                               83,084             $23.40                 --                 1,291,273
                                  ========            =======            =======                ==========


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          *    Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CHARTERMAC
                                  (Registrant)



Date:  May 10, 2005            By: /s/ Stuart J. Boesky
                                   --------------------
                                   Stuart J. Boesky
                                   Managing Trustee and Chief Executive Officer



Date:  May 10, 2005            By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2005 of CharterMac;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


         Date:  May 10, 2005                        By:  /s/Stuart J. Boesky
                                                         -------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2005 of CharterMac;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


         Date:  May 10, 2005                        By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
                 CHARTERMAC FOR THE QUARTER ENDED MARCH 31, 2005


In connection with the Quarterly Report on Form 10-Q of CharterMac for the quarterly period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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


By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     May 10, 2005                                        May 10, 2005