Form 10-Q
period 2005-06-30
CHARTERMAC
filed 2005-08-09
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                       OR


          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934



                         Commission File Number 1-13237


                                   CHARTERMAC
                                   ----------
         (Exact name of Registrant as specified in its Trust Agreement)


           Delaware                                             13-3949418
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      -----  -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        -----  -----


As of July 29, 2005, 51,479,883 shares of the Registrant's shares of beneficial interest were outstanding.

                                TABLE OF CONTENTS

                                   CHARTERMAC

                                    FORM 10-Q


                                                                                                                PAGE
PART I
                     Item 1.           Financial Statements                                                       3
                     Item 2.           Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations                                                 19
                     Item 3.           Quantitative and Qualitative Disclosures about Market Risks               32
                     Item 4.           Controls and Procedures                                                   32

PART II
                     Item 1.           Legal Proceedings                                                         34
                     Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds               34
                     Item 3.           Defaults Upon Senior Securities                                           34
                     Item 4.           Submission of Matters to a Vote of Security Holders                       34
                     Item 5.           Other Information                                                         34
                     Item 6.           Exhibits                                                                  34

SIGNATURES                                                                                                       35


     See accompanying notes to condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   June 30,        December 31,
                                                                                     2005             2004
                                                                                  -----------      -----------

                                                      ASSETS
Revenue bonds - at fair value                                                     $ 2,050,194      $ 2,100,720
Mortgage servicing rights, net                                                         75,212           32,366
Cash and cash equivalents - including restricted cash of $34,841 and $25,879          107,497           97,166
Other investments                                                                     147,488          187,506
Deferred costs - net of amortization of $22,070 and $19,635                            53,187           57,260
Goodwill                                                                              241,305          206,397
Other intangible assets - net of amortization of $29,186 and $20,847                  169,179          177,519
Loan to affiliate                                                                          --            4,600
Other assets                                                                           98,241           40,549
Investments in partnerships of consolidated non-equity partnerships                 2,721,001        2,527,455
Other assets of consolidated non-equity partnerships                                  548,072          328,559
                                                                                  -----------      -----------

Total assets                                                                      $ 6,211,376      $ 5,760,097
                                                                                  ===========      ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Financing arrangements                                                          $ 1,213,541      $ 1,068,428
  Preferred shares of subsidiary (subject to mandatory repurchase)                    273,500          273,500
  Notes payable                                                                       202,890          174,454
  Accounts payable, accrued expenses and other liabilities                             57,970           35,364
  Deferred income                                                                      72,180           55,572
  Deferred tax liability                                                               15,159           29,898
  Distributions payable                                                                38,886           38,859
  Notes payable and other liabilities of consolidated non-equity partnerships       1,354,678        1,307,093
                                                                                  -----------      -----------

Total liabilities                                                                   3,228,804        2,983,168
                                                                                  -----------      -----------

Minority interests in consolidated subsidiaries                                       269,706          271,419
                                                                                  -----------      -----------
Preferred shares of subsidiary (not subject to mandatory repurchase)                  104,000          104,000
                                                                                  -----------      -----------
Partners' interests in consolidated non-equity partnerships                         1,715,286        1,501,519
                                                                                  -----------      -----------

Commitments and contingencies

Shareholders' equity:
  Beneficial owners' equity - Convertible CRA Shareholders; no par value
   (6,552 shares issued and outstanding in 2005 and 2004)                             107,227          108,745
  Beneficial owners' equity - special preferred voting shares; no par value
   (15,086 shares issued and outstanding in 2005 and 15,172 shares issued and
   outstanding in 2004)                                                                   151              152
  Beneficial owners' equity - other common shareholders; no par value
   (100,000 shares authorized; 51,630 shares issued and 51,413 outstanding in
   2005 and 51,363 shares issued and 51,229 outstanding in 2004)                      765,439          773,165
  Restricted shares granted                                                            (6,508)          (7,922)
  Treasury shares of beneficial interest - common, at cost (217 shares in
   2005 and 134 shares in 2004)                                                        (4,916)          (2,970)
  Accumulated other comprehensive income                                               32,187           28,821
                                                                                  -----------      -----------
Total shareholders' equity                                                            893,580          899,991
                                                                                  -----------      -----------

Total liabilities and shareholders' equity                                        $ 6,211,376      $ 5,760,097
                                                                                  ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                              -----------------------     -----------------------
                                                                                2005           2004          2005          2004
                                                                              ---------     ---------     ---------     ---------
Revenues:
  Revenue bond interest income                                                $  37,283     $  32,487     $  73,739     $  64,338
  Fee income:
   Mortgage banking                                                               7,411         4,687        11,492         7,803
   Fund sponsorship                                                              14,719        10,507        18,030        17,287
   Credit enhancement                                                             2,622         2,929         5,061         4,826
  Other revenues                                                                  9,820         3,606        17,088         6,275
  Revenues of consolidated non-equity partnerships                                7,152         2,790        12,054         2,790
                                                                              ---------     ---------     ---------     ---------
     Total revenues                                                              79,007        57,006       137,464       103,319
                                                                              ---------     ---------     ---------     ---------

Expenses:
  Interest expense                                                               15,029         7,511        25,841        14,097
  Interest expense of consolidated non-equity partnerships                        6,133         6,689        13,022         6,689
  Interest expense - distributions to preferred shareholders of subsidiary        4,725         4,725         9,449         9,449
  Change in fair value of interest rate derivatives                                  --        (3,361)           --            26
  Salaries and benefits                                                          16,956        13,050        33,609        26,932
  General and administrative                                                     15,620        11,256        25,211        17,605
  Depreciation and amortization                                                   9,469         7,796        17,165        14,689
  Loss on impairment of assets                                                    1,098            --         1,098            --
  Other expenses of consolidated non-equity partnerships                         14,333         8,481        25,627         8,481
                                                                              ---------     ---------     ---------     ---------
     Total expenses                                                              83,363        56,147       151,022        97,968
                                                                              ---------     ---------     ---------     ---------

(Loss) income before other income                                                (4,356)          859       (13,558)        5,351

Equity and other income                                                             926           565         1,450         1,120
Loss on investments held by consolidated non-equity partnerships                (66,623)      (48,677)     (116,562)      (48,677)
Gain on sale of loans                                                             4,317         3,330         6,021         5,075
Gain (loss) on repayment of revenue bonds                                           912           (38)          903           222
                                                                              ---------     ---------     ---------     ---------
Loss before allocations and income taxes                                        (64,824)      (43,961)     (121,746)      (36,909)

Income allocated to preferred shareholders of subsidiary                         (1,556)         (830)       (3,112)         (830)
Income allocated to minority interests in consolidated subsidiaries              (7,881)       (9,797)      (13,946)      (12,820)
Loss allocated to partners of consolidated non-equity partnerships               93,370        71,818       164,333        71,818
                                                                              ---------     ---------     ---------     ---------

Income before income taxes                                                       19,109        17,230        25,529        21,259
Income tax benefit                                                                  335         6,973         8,700         9,362
                                                                              ---------     ---------     ---------     ---------

Net income                                                                    $  19,444     $  24,203     $  34,229     $  30,621
                                                                              =========     =========     =========     =========

Allocation of net income to:
  Common shareholders                                                         $  17,243     $  20,721     $  30,353     $  26,170
  Convertible CRA shareholders                                                    2,201         3,482         3,876         4,451
                                                                              ---------     ---------     ---------     ---------
     Total for shareholders                                                   $  19,444     $  24,203     $  34,229     $  30,621
                                                                              =========     =========     =========     =========

Net income per share:
  Basic                                                                       $    0.34     $    0.47     $    0.59     $    0.59
                                                                              =========     =========     =========     =========
  Diluted                                                                     $    0.33     $    0.46     $    0.59     $    0.59
                                                                              =========     =========     =========     =========

Weighted average shares outstanding:
  Basic                                                                          57,890        52,017        57,856        51,805
                                                                              =========     =========     =========     =========
  Diluted                                                                        58,274        52,359        58,271        52,193
                                                                              =========     =========     =========     =========

Dividends declared per share                                                  $    0.41     $    0.38     $    0.82     $    0.75
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

                          CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     Six Months Ended
                                                                          June 30,
                                                                  -----------------------
                                                                    2005          2004
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  34,229     $  30,621
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
   Gain on repayment of revenue bonds                                  (903)         (222)
   Loss on impairment of revenue bond                                 1,098            --
   Depreciation and amortization                                     17,165        14,689
   Income allocated to preferred shareholders of subsidiary           3,113           830
   Income allocated to minority interests in consolidated
    subsidiaries                                                     13,946        12,820
   Non-cash compensation expense                                      3,836         8,598
   Other non-cash expense                                             1,448           286
   Deferred taxes                                                    (9,815)       (9,446)
   Changes in operating assets and liabilities:
    Mortgage servicing rights                                        (7,134)       (4,571)
    Mortgage loans receivable                                       (33,539)      (90,879)
    Loan to affiliate                                                 4,600        (3,122)
    Deferred income                                                   5,216        11,219
    Other assets                                                    (12,599)        6,554
    Accounts payable, accrued expenses and other liabilities         10,040        (9,119)
                                                                  ---------     ---------
Net cash provided by (used in) operating activities               $  30,701     $ (31,742)
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from revenue bonds and notes                          $  34,357     $  47,484
   Revenue bond acquisitions and fundings                          (166,781)     (164,208)
   Acquisitions, net of cash acquired                                  (290)         (834)
   Loan to Capri Capital                                             (6,000)           --
   Advances to partnerships                                         (57,377)      (87,011)
   Collection of advances to partnerships                            66,542        72,316
   Deferred investment acquisition costs                               (259)       (1,136)
   Decrease (increase) in cash and cash equivalents -
    restricted                                                       (8,285)        1,054
   Other investing activities                                         4,793          (543)
                                                                  ---------     ---------

Net cash used in investing activities                             $(133,300)    $(132,878)
                                                                  ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                  $ (47,802)    $ (40,567)
   Distributions to preferred shareholders of subsidiary             (3,113)           --
   Distributions to Special Common Unit holders                     (17,303)      (11,787)
   Proceeds from financing arrangements                             260,325       127,569
   Repayments of financing arrangements                            (115,213)      (67,625)
   Increase in notes payable                                         28,435       100,548
   Issuance of common shares                                            771       105,541
   Issuance of preferred shares                                          --       101,920
   Retirement of special preferred voting shares                         (1)          (10)
   Treasury stock purchases                                          (1,946)       (1,328)
   Deferred financing costs                                            (185)           (6)
                                                                  ---------     ---------

Net cash provided by financing activities                           103,968       314,255
                                                                  ---------     ---------

Net increase in cash and cash equivalents                             1,369       149,635
                                                                  ---------     ---------

Cash and cash equivalents at the beginning of the year               71,287        58,257
                                                                  ---------     ---------

Cash and cash equivalents at the end of the period                $  72,656     $ 207,892
                                                                  ---------     ---------


                                   (continued)

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   ---------------------------
                                                                                      2005            2004
                                                                                   -----------     -----------
SUPPLEMENTAL INFORMATION:

Acquisition activity:

   Conversion of note receivable                                                   $    70,000
   Issuance of subsidiary equity                                                         7,500
   Purchase of minority interest                                                        (4,200)
   Increase in mortgage servicing rights                                               (40,974)
   Increase in cash and cash equivalents - restricted                                     (676)
   Increase in other investments                                                        (7,787)
   Increase in goodwill                                                                (34,854)
   Increase in other assets                                                             (6,239)
   Increase in accounts  payable,  accrued  expenses  and other
   liabilities                                                                           5,549
   Increase in deferred income                                                          11,391
                                                                                   -----------

Net cash paid for acquisitions                                                     $      (290)
                                                                                   ===========

Supplemental disclosure of non-cash activities relating to adoption of FIN 46R:

    Increase in revenue bonds                                                                      $    31,101
    Increase in investments in partnerships of consolidated
      non-equity partnerships                                                                       (2,301,697)
    Increase in other assets of consolidated non-equity partnerships                                  (249,266)
    Increase in notes payable and other liabilities of consolidated
      non-equity partnerships                                                                        1,119,860
    Increase in partners' interests of consolidated  non-equity
      partnerships                                                                                   1,400,002
                                                                                                   -----------
                                                                                                   $        --
                                                                                                   ===========

Restricted share grants                                                            $     1,209     $        59
                                                                                   ===========     ===========
Conversion of SCUs to common shares                                                $     1,903     $    17,789
                                                                                   ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of CharterMac, it's wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries. For the entities consolidated pursuant to FIN 46(R), the financial information included is as of and for the three months ended March 31, 2005, the latest practical date available. As we adopted FIN 46(R) as of March 31, 2004, the operating results for the first six months of 2004 only include those of consolidated Variable Interest Entities ("non-equity partnerships") for the three months ended June 30, 2004.

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

NOTE 2 - ACQUISITIONS

In the first quarter of 2005, we purchased the 13% of CharterMac Mortgage Capital Corporation ("CMC") that we had not previously owned and made the final payments under the terms of the original purchase agreement. The total of these two items was $7.9 million, $7.5 million of which we paid in cash. This transaction resulted in $3.6 million of additional goodwill.

Effective March 1, 2005, we purchased 100% of the ownership interests of Capri Capital Limited Partnership ("CCLP"). The initial purchase price was $70.0 million plus $1.8 million of acquisition costs. Subsequently, the sellers earned $15.0 million of additional consideration based on the 2004 financial results of CCLP's mortgage banking business. The initial purchase price of $70.0 million was paid via conversion into equity of an existing loan to CCLP and its affiliates (collectively "Capri") (see Note 4). Of the additional $15.0 million contingent consideration, we issued subsidiary equity units for half of the amount (see Note 9), and paid all but approximately $1.7 million (subject to contractual hold backs) of the balance in cash. Operations of CCLP were merged into CMC.

The acquisition of CCLP was accounted for as a purchase and, accordingly, the results of operations are included in the condensed consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired and liabilities assumed was recognized as goodwill of approximately $32.2 million. Certain allocations are preliminary as of June 30, 2005, including the allocation to goodwill, and will be refined as we gather further information on fair value and determine the fair values of intangible assets acquired.

Pro forma financial results for CCLP are not presented, as the acquisition was not material to our assets, revenues or net income.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



NOTE 3 - REVENUE BONDS

The following table summarizes our revenue bond portfolio:


                                                   June 30,         December 31,
          (In thousands)                             2005               2004
----------------------------------                -----------       ------------
Unamortized cost basis                            $ 2,224,140       $ 2,098,944
Gross unrealized gains                                 48,962            50,716
Gross unrealized losses                               (13,857)          (14,653)
                                                  -----------       -----------
Subtotal/fair value                                 2,259,245         2,135,007
  Less: eliminations (1)                             (209,051)          (34,287)
                                                  -----------       -----------
Total fair value per balance sheet                $ 2,050,194       $ 2,100,720
                                                  ===========       ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated non-equity partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

The fair value and gross unrealized losses of our revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at June 30, 2005, is summarized in the table below:


                                    Less than        12 Months
(Dollars in thousands)              12 Months         or More           Total
-----------------------             ---------        ----------       ---------
Number of bonds                            44               43               87
Fair value                          $ 438,837        $ 267,588        $ 706,425
Gross unrealized loss               $  (6,848)       $  (7,009)       $ (13,857)


The unrealized losses related to these revenue bonds are due primarily to changes in interest rates, in that we calculate present values based upon future cash flows from the bonds and discount these cash flows at the current rate on our recent bond issuances; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds to recovery and have therefore concluded that these declines in value are temporary.

The following summarizes the maturity dates of our revenue bonds, all of which have fixed interest rates:


                                                                     Weighted
                                 Outstanding                          Average
       (In thousands)            Bond Amount       Fair Value      Interest Rate
---------------------------     -------------     -------------    -------------
Due in less than one year        $    13,622       $    11,800         8.52%
Due between one and five
   years                              20,389            20,254         6.08
Due after five years               2,206,013         2,227,191         6.73
                                 -----------       -----------       ------
Total / Weighted Average           2,240,024         2,259,245         6.74%
                                                                     ======
   Less: eliminations (1)           (223,181)         (209,051)
                                 -----------       -----------
Total                            $ 2,016,843       $ 2,050,194
                                 ===========       ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated non-equity partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



The following table summarizes our acquisition activity and additional fundings to previously acquired revenue bonds for the six months ended June 30, 2005.


                                                     Weighted        Weighted
                                                      Average         Average
                                         Face      Construction      Permanent
           (In thousands)               Amount     Interest Rate   Interest Rate
-------------------------------       ----------   -------------   -------------
 Construction/rehabilitation
   properties                         $  155,230       5.49%           6.48%
 Additional funding of existing
   bonds                              $   11,551       5.42%           6.61%


During the six months ended June 30, 2005, six revenue bonds were repaid generating net proceeds of approximately $19.4 million. The bonds had an aggregate net book value of approximately $18.5 million, resulting in a gain of approximately $903,000.

At June 30, 2005, $2.1 billion of revenue bonds were securitized or pledged as collateral for our borrowing facilities. Fourteen of these bonds, with a fair value of approximately $183.4 million, are eliminated in consolidation as noted in the tables above.

In May 2005, an affiliate of ours foreclosed upon the properties underlying three of our revenue bonds which had an aggregate carrying value of $33.9 million as of June 30, 2005. We have obtained valuations as of the foreclosure date indicating that the fair values of the properties are in excess of our carrying amounts. As a result, management has concluded that there was no impairment related to these foreclosures. We are actively marketing the properties for sale and, as such, the properties are classified as Real Estate Owned - Held for Sale within Other Assets on the condensed consolidated balance sheet.

See also Note 10 regarding the status of other revenue bonds in our portfolio for which we have assumed the general partner interest in the associated property-level partnership and the impairment charge related to one revenue bond.

NOTE 4 - OTHER INVESTMENTS

Investments other than revenue bonds consisted of:


                                                        June 30,    December 31,
                   (In thousands)                         2005         2004
--------------------------------------------------      --------    -----------
Investment in equity interests in LIHTC properties      $ 30,730      $ 40,132
Investment in properties under development                 3,395         3,157
Investment in ARCap                                       19,054        19,054
Capri loan                                                20,000        84,000
Mortgage loans receivable                                 61,019        27,480
Other investments                                         13,290        13,683
                                                        --------      --------
   Total other investments                              $147,488      $187,506
                                                        ========      ========


In July 2004, our subsidiary provided an interim loan of $84.0 million ("Interim Loan") to Capri, which bore interest at a rate of 11.5% per year and matured on January 15, 2005. In the first quarter of 2005, we extended and converted the loan, adding $6.0 million to the loan amount. Upon conversion, we held two participating loans, one of which allowed us to participate in the cash flows of, and in turn was convertible into a 100% ownership interest in, CCLP. The other allows us to participate in the cash flows of, and is convertible into a 49% ownership interest in, Capri Capital Advisors ("CCA"), a pension fund advisory business. In the first quarter of 2005, we converted the CCLP loan and acquired the business as an addition to our Mortgage Banking segment (see Note
2). Management currently expects to convert the CCA loan into an equity ownership prior to the end of the loan term, no later than August 2006.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

A. GOODWILL

The following table provides information regarding goodwill by segment:


                                           Fund          Mortgage
        (In thousands)                   Management      Banking        Total
-----------------------------            ----------     ---------     ----------
Balance at December 31, 2004             $ 200,153      $   6,244     $ 206,397
Additions (see Note 2)                        --           35,700        35,700
Reductions                                    (792)          --            (792)
                                         ---------      ---------     ---------
Balance at June 30, 2005                 $ 199,361      $  41,944     $ 241,305
                                         =========      =========     =========


The reduction in Fund Management goodwill pertained to the conversion of SCUs (see Note 8), the deferred tax impact of which served to effectively lower the purchase price of Related Capital Company LLC ("RCC").

The increase in Mortgage Banking goodwill relates to the acquisition of CCLP and the purchase of the remainder of CMC (see Note 2).

B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                           Estimated
                                             Useful
                                              Life             Gross                 Accumulated
             (In thousands)                (in Years)     Carrying Amount            Amortization                   Net
---------------------------------------    ----------  ----------------------    ----------------------    ----------------------
                                                       June 30,   December 31,   June 30,   December 31,   June 30,   December 31,
                                                         2005        2004          2005        2004          2005        2004
                                                       --------   -----------    --------   -----------    --------   -----------
Amortized identified intangible assets:
  Trademarks and trade names                    21.0   $ 25,100     $ 25,100     $  1,935     $  1,338     $ 23,165     $ 23,762
  Partnership service
   contracts                                     9.4     47,300       47,300        8,189        5,661       39,111       41,639
  Transactional relationships                   16.7    103,000      103,000       13,650        9,436       89,350       93,564
  General partner interests                      9.0      5,100        5,100          918          634        4,182        4,466
  Joint venture developer
   relationships                                 5.0      4,800        4,800        1,555        1,075        3,245        3,725
  Other identified intangibles                   9.3      4,427        4,427        2,940        2,703        1,487        1,724
                                             -------   --------     --------     --------     --------     --------     --------
Subtotal/weighted average life                  14.5    189,727      189,727       29,187       20,847      160,540      168,880
                                             =======

Unamortized identified intangible assets:
  Mortgage banking licenses                               8,639        8,639           --           --        8,639        8,639
                                                       --------     --------     --------     --------     --------     --------

Total identified intangible assets                     $198,366     $198,366     $ 29,187     $ 20,847     $169,179     $177,519
                                                       ========     ========     ========     ========     ========     ========

                                                                                   2005         2004
                                                                                 --------     --------
Amortization expense recorded
  for the six months ended June 30,                                              $  8,340     $  8,340
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

Our $75.0 million secured revolving tax-exempt bond warehouse line expired on March 31, 2005. There were no outstanding borrowings when it expired.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



Our $91.0 million Capri acquisition line was extended and will expire on October 31, 2005.

NOTE 7 - DERIVATIVE INSTRUMENTS

As of June 30, 2005, we had interest rate swaps with an aggregate notional amount of $561.4 million, which are designated as cash flow hedges on the variable interest payments on our floating rate securitizations. These swaps are recorded at fair market value, with changes in fair market value recorded in accumulated other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows.

We entered into our first swap with a notional amount of $50.0 million in 2001. We entered into several additional swap agreements during 2003 and 2004, which had inception dates of January 2005 and notional amounts totaling $450.0 million. We also entered into four swaps with aggregate notional amounts of approximately $61.4 million during 2004 and 2005, which went into effect in the same periods. During the period between the dates we entered into the swaps and the effective dates, we measured their effectiveness using the hypothetical swap method. During the period ended March 31, 2004, we recorded an expense of approximately $3.4 million representing the ineffective portion of the swaps which was completely reversed during the second quarter of 2004. There was no ineffectiveness in the hedging relationship of any of our swaps during the six months ended June 30, 2005.

We expect all of the swaps will be highly effective in achieving offsetting changes in cash flow throughout their terms.

At June 30, 2005, those interest rate swaps for which we were in a net liability position were recorded in accounts payable, accrued expenses and other liabilities in the amount of $8.3 million. Those swaps for which we are in a net asset position are recorded in other assets in the amount of $1.1 million. Interest expense includes approximately $1.2 million and $2.9 million for the three and six months ended June 30, 2005, respectively, and approximately $364,000 and $1.0 million for the three and six months ended June 30, 2004, respectively, for amounts paid or payable under the swap agreements.

We estimate that approximately $932,000 of the net unrealized loss included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months.

NOTE 8 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Minority interests in consolidated subsidiaries consisted of the following:


                       (in thousands)                           June 30, 2005    December 31, 2004
-------------------------------------------------------------   -------------    -----------------
Convertible Special Common Units ("SCUs") of a subsidiary         $262,220           $267,025
Convertible Special Membership Units ("SMUs") of a subsidiary        7,486                 --
CMC                                                                     --              4,394
                                                                  --------           --------

Total                                                             $269,706           $271,419
                                                                  ========           ========


Income allocated to minority interests was as follows:


                                    Three Months                 Six Months
                                       Ended                       Ended
                                      June 30,                    June 30,
                               ---------------------       ---------------------
(in thousands)                   2005          2004          2005          2004
                               -------       -------       -------       -------
Convertible SCUs               $ 7,826       $ 9,537       $13,891       $12,455
Convertible SMUs                    55            --            55            --
CMC                                 --           260            --           365
                               -------       -------       -------       -------

Total                          $ 7,881       $ 9,797       $13,946       $12,820
                               =======       =======       =======       =======


The convertible SMUs were issued in connection with the CCLP acquisition. The minority interest in CMC was purchased during the first quarter of 2005 (See
Note 2).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



In the second quarter of 2005, the holders of 86,000 SCUs converted the units to an equivalent number of common shares.

NOTE 9 - RELATED PARTY TRANSACTIONS

General and administrative expense includes shared services fees paid or payable to The Related Companies, L.P. ("TRCLP"). These fees totaled $123,000 and $262,000 for the three and six months ended June 30, 2005, respectively, and $917,000 and $1.9 million for the three and six months ended June 30, 2004, respectively.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage. These fees, which are included in other expenses of consolidated non-equity partnerships, totaled approximately $822,000 and $1.8 million for the three and six months ended June 30, 2005, respectively, and approximately $661,000 for the three and six months ended June 30, 2004.

We collect asset management, incentive management and expense reimbursement fees from American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust. These fees, which are included in fund sponsorship income, totaled approximately $635,000 and $1.5 million for the three and six months ended June 30, 2005, respectively, and approximately $768,000 and $1.3 million for the three and six months ended June 30, 2004, respectively.

In June 2004, we entered into an unsecured revolving credit facility (the "Revolving Facility") with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used by AMAC to purchase new investments. The Revolving Facility expires in June 2006. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties. As of June 30, 2005, there were no outstanding advances to AMAC under this facility. Interest income earned from this facility for the six months ended June 30, 2005, was approximately $73,000, all of which was recorded in the first quarter of 2005; there was no interest income for the comparable periods in 2004.

NOTE 10 - PRS

PRS Companies ("PRS") and Capitol Realty Group ("CRG") are sponsors of certain Low-Income Housing Tax Credit ("LIHTC") partnerships for which we hold revenue bonds and/or to which investment funds we sponsor have contributed equity. Information with respect to these partnerships is set forth in the table below. A construction company affiliate of PRS also served as general contractor for those partnerships.

After PRS approached us to discuss financial difficulties in its construction company, we conducted a thorough review regarding its financial condition (and that of its guarantors) and determined that the PRS construction company was experiencing significant financial difficulties, so that the transfer of control of the PRS and CRG general partnership interests to entities affiliated with us
- and the orderly termination of unfulfilled construction contracts - was in our best interest. We could then install new general contractors to complete construction and capable property managers to complete leasing. We determined that, if we did not obtain control of the partnerships, a bankruptcy filing by or against PRS would be adverse to our interests as it would likely result in the reduction or cessation of bond payments, could possibly endanger our various tax credit equity investments, and would result in delays in construction completion which could not be quantified.

In April 2005, affiliates of ours acquired by assignment the general partnership interests owned by PRS in seven of the "PRS Partnerships" indicated in the table below. Also in April, affiliates of ours acquired by assignment the general partnership interests owned by CRG in five of the "CRG Partnerships" indicated in the table below. We sought control of the CRG Partnerships because PRS was the construction general contractor for those partnerships and PRS' financial difficulties caused construction finance shortfalls that have created liquidity problems for those partnerships. We have agreed in principle, among other things, to provide a $5.0 million revolving line of credit to be used to stabilize the CRG Partnerships which will be collateralized by contractual rights of CRG and its affiliates to receive fees and other consideration. The agreement also provides that the general partnership interests will be returned to CRG if they provide us with a letter of credit to secure advances made.

In addition to the PRS Partnerships and CRG Partnerships described above, we own bonds that finance other partnerships in which PRS was the general partner or in which CRG is the general partner and PRS was the construction general contractor. These partnerships are also summarized in the table below. On those deals in which our funds are not the equity sponsor, we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we may exercise our available remedies to protect our investments. In those situations, there is substantial equity in the form of LIHTCs in addition to the real estate, both of which are our collateral.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



There can be no assurance that a bankruptcy by or against PRS or its affiliates may not give rise to additional claims concerning these partnerships.

Our potential exposure falls into three categories as follows:

o CASH REQUIRED TO BRING THE PROPERTIES TO BREAK-EVEN OPERATION - Our current estimate of the maximum amount of cash that may need to be provided to bring the properties to break-even operation, taking into account delays in construction, is approximately $10.0 million. This estimate is based upon our initial analyses and information provided by the developer, and may increase due to unforeseen construction delays and other factors, while the amount may be reduced by additional contributions by investors (which may generate additional tax credits), reserves at the property level, syndication of state tax credits or other factors. Through June 30, 2005, we had advanced $1.6 million to the partnerships. These advances, and additional loans, will be assessed periodically for collectibility and the impact on the potential impairment of existing revenue bonds. Given existing loan-to-value ratios and the variability of the likelihood of funding, we can not yet determine the ultimate amount of any such loans. At present, we do not anticipate that any such loans would require a charge to expense.

o POTENTIAL IMPACT ON REVENUE BONDS - Our current estimate, based on available information, is that expected cash flows from the underlying properties are sufficient to provide debt service. As a result, we do not believe that there is other-than-temporary impairment of any of the affected bonds, except as noted below.

o POTENTIAL COST TO PROVIDE SPECIFIED YIELDS - As noted in the table below, 11 of the partnerships in question are part of equity funds for which we are obligated to provide specified yields. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements. Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

As a result of our analysis of the affected properties, we determined that the development of one property in the early stages of construction should not be continued. We plan to exercise our right to foreclosure as holder of the first mortgage and will be able to recover much of the funds advanced through the revenue bond as well as take ownership of the underlying land. Based upon the funds available to recover and the estimated value of the land, we recognized a write-down of approximately $1.1 million in the second quarter of 2005. This property was included in a credit enhanced RCC sponsored fund, and we will be using a right of substitution to remove it from that fund and replace it with other properties.

We have consolidated the partnerships for which we have assumed the general partnership interests (except for two which do not give our affiliates operational control of the partnerships) effective April 2005.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



The partnerships in question are summarized as follows:


                                                                                                       (In thousands)
                               CharterMac       RCC                                                  Loan      Fari Value of
                                Holds or     Sponsored     Included                    Third       Amounts        Revenue
                                WillHold      Fund is         in           RCC        Parties     Upon Full        Bonds
                                Revenue       Equity       Guaranteed    Holds GP     Provided       Draw      Oustanding at
                    Number        Bond        Partner        Funds       Interest      Equity        Down      June 30, 2005
                   --------    ----------    ----------    ----------    ---------    --------    ----------   -------------
PRS
  PARTNERSHIPS
Construction          5            5             4             3             2            1       $  58,470     $   37,454
Lease Up              8            7             4             2             4            4          91,400         88,615
Rehab                 2            2             1             1             1            1          30,400         29,798
Stabilized            2            2            --            --            --            2          18,835         18,816
Subtotal PRS
  Deals              17           16             9             6             7            8         199,105        174,683
                   ---------------------------------------------------------------------------------------------------------

CRG
  PARTNERSHIPS
Construction          2            2             2            --             2           --          17,680             --
Lease Up              3            3             3             2            --           --           8,300          7,792
Rehab                 3            3             3             3             3           --          71,650         68,598
Stabilized           --           --            --            --            --           --              --             --
                   ---------------------------------------------------------------------------------------------------------
Subtotal CRG
  Deals               8            8             8             5             5           --          97,630         76,390
                   ---------------------------------------------------------------------------------------------------------

Total                25           24            17            11            12            8       $ 296,735      $ 251,073
                   =========================================================================================================


NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2005 and 2004, was as follows:


                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                        (In thousands)                            2005          2004
------------------------------------------------------------    --------      --------
Net income                                                      $ 34,229      $ 30,621
Net unrealized gain (loss) on interest rate derivatives             (963)        3,266
Net unrealized gain on marketable securities                          52          --
Net unrealized gain (loss) on revenue bonds:
   Unrealized gain (loss) during the period                        5,180        (8,635)
   Reclassification adjustment for net gain included in net
   income                                                           (903)         (222)
                                                                --------      --------
Comprehensive income                                            $ 37,595      $ 25,030
                                                                ========      ========


NOTE 12 - EARNINGS PER SHARE

Diluted income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and unvested share grants is calculated using the treasury stock method. The dilutive effect of our subsidiaries' SCUs and SMUs is calculated using the "if-converted method". The SCUs and SMUs are antidilutive, because while the shares are convertible on a one-to-one basis, the dividends paid are greater than the dividends paid per common share.


                                            Three Months Ended June 30, 2005    Six Months Ended June 30, 2005
                                            --------------------------------   --------------------------------
(In thousands, except per share amounts)    Income       Shares    Per Share   Income      Shares     Per Share
----------------------------------------    -------     -------    ---------   -------     -------    ---------
Basic EPS                                   $19,444      57,890     $  0.34    $34,229      57,856     $  0.59
                                                                    =======                            =======
Effect of dilutive securities                    --         384                     --         415
                                            -------     -------                -------     -------
Diluted EPS                                 $19,444      58,274     $  0.33    $34,229      58,271     $  0.59
                                            =======     =======     =======    =======     =======     =======


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)




                                            Three Months Ended June 30, 2004    Six Months Ended June 30, 2004
                                            --------------------------------   --------------------------------
                                            Income       Shares    Per Share   Income      Shares     Per Share
                                            -------     -------    ---------   -------     -------    ---------
Basic EPS                                   $24,203      52,017     $  0.47    $30,621      51,805     $  0.59
                                                                    =======                            =======
Effect of dilutive securities                    --         342                     --         388
                                            -------     -------                -------     -------
Diluted EPS                                 $24,203      52,359     $  0.46    $30,621      52,193     $  0.59
                                            =======     =======     =======    =======     =======     =======


The number of shares includes common and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares"), as the Convertible CRA Shares have the same economic benefits as common shares.

NOTE 13 - BUSINESS SEGMENTS

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

2.   Fund Management, which includes:

     o Subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset
          management,   underwriting,   origination  and  other  services;
     o A subsidiary which provides advisory services to AMAC, an affiliated, publicly traded real estate investment trust; and
     o Subsidiaries that participate in credit enhancement transactions, including providing credit enhancement for mortgage loans and providing specified returns to investors in LIHTC equity funds, in exchange for fees.

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

4. Non-equity Partnerships, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have no equity interest.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



The following table provides more information regarding our segments:


                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                   -----------------------     -----------------------
             (In thousands)                          2005          2004          2005           2004
                                                   ---------     ---------     ---------     ---------
REVENUES
   Portfolio Investing                             $  42,300     $  33,223   $    82,498   $    66,766
   Fund Management                                    33,507        26,202        51,024        37,844
   Mortgage Banking (1)                               11,562         6,656        17,432        10,536
   Non-equity Partnerships (2)                         7,152         2,790        12,054         2,790
   Elimination of intersegment transactions          (15,514)      (11,865)      (25,544)      (14,617)
                                                   ---------     ---------   -----------   -----------
Consolidated                                       $  79,007     $  57,006   $   137,464   $   103,319
                                                   =========     =========   ===========   ===========

NET INCOME BEFORE ALLOCATIONS TO EQUITY HOLDERS
   Portfolio Investing                             $  24,204     $  27,561   $    50,538   $    47,943
   Fund Management                                     4,731         2,705          (688)       (5,374)
   Mortgage Banking (1)                                4,804         2,879         3,706         3,439
   Non-equity Partnerships (2)                            --            --            --            --
   Elimination of intersegment transactions             (468)         (563)       (1,520)       (1,650)
                                                   ---------     ---------   -----------   -----------
Consolidated                                          33,271        32,582        52,036        44,358

   Income allocated to minority interests             (7,881)       (9,797)      (13,946)      (12,820)
   Income allocated to preferred shareholders         (6,281)       (5,555)      (12,561)      (10,279)
   Income tax benefit                                    335         6,973         8,700         9,362
                                                   ---------     ---------   -----------   -----------
Consolidated net income                            $  19,444     $  24,203   $    34,229   $    30,621
                                                   =========     =========   ===========   ===========

DEPRECIATION AND AMORTIZATION
   Portfolio Investing                             $   1,192     $     939   $     2,153   $     1,751
   Fund Management                                     4,614         4,607         9,212         9,239
   Mortgage Banking (1)                                3,663         2,250         5,800         3,699
   Non-equity Partnerships (2)                            --            --            --            --
   Elimination of intersegment transactions               --            --            --            --
                                                   ---------     ---------   -----------   -----------
Consolidated                                       $   9,469     $   7,796   $    17,165   $    14,689
                                                   =========     =========   ===========   ===========

IDENTIFIABLE ASSETS AT END OF PERIOD
   Portfolio Investing                                                       $ 4,960,264   $ 4,524,793
   Fund Management                                                               804,765       809,102
   Mortgage Banking (1)                                                          317,841       176,924
   Non-equity Partnerships (2)                                                 3,269,073     2,550,963
   Elimination of intersegment balances                                       (3,140,567)   (2,614,356)
                                                                             -----------   -----------
Consolidated                                                                 $ 6,211,376   $ 5,447,426
                                                                             ===========   ===========


(1) Includes CCLP beginning March 1, 2005.
(2) Consolidated  beginning March 31,2004.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



NOTE 14 - COMMITMENTS AND CONTINGENCIES

FORWARD TRANSACTIONS

At June 30, 2005, our Mortgage Banking subsidiaries had forward commitments of approximately $272.2 million for mortgages to be funded in 2005 and later. As each lending commitment has an associated sale commitment, the fair values of each offset and, as a result, we record no asset or liability for the commitments. In addition, those subsidiaries had commitments to sell mortgages totaling $293.8 million. Approximately $61.0 million of this amount was funded as of June 30, 2005 and is included in Other Investments as Mortgage Loans Receivable. The balance of approximately $232.8 million is to be funded later in 2005.

We have entered into transactions to purchase revenue bonds. The agreements require us, at the earlier of stabilization or conversion to permanent financing, to acquire Series A and Series B revenue bonds at predetermined prices and interest rates. We are obligated to purchase the revenue bonds only if construction is completed. We are obligated to buy the Series B revenue bonds only if, at the date the Series A bonds are stabilized, the property's cash flow is sufficient to provide debt service coverage of 1.15x for both the Series A and B bonds. During the construction period, a third party lender will advance funds to the developer, as needed, at a floating rate. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the revenue bonds are funded. The total potential amount we could be required to fund is $174.6 million.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $2.8 million at June 30, 2005.

MORTGAGE BANKING LOSS SHARING AGREEMENT

Under a master loss sharing agreement with Fannie Mae, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At June 30, 2005, all of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

Our maximum exposure at June 30, 2005, pursuant to this agreement, was approximately $940.2 million, although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At June 30, 2005, that reserve was approximately $9.6 million, which we believe represents our actual potential losses at that time. At the current time, unlike loans originated for Fannie Mae DUS program, we do not share the risk of loss for loans we originate for Freddie Mac or FHA. We have, however, been approved to participate in a new Freddie Mae program, which also involves risk sharing.

Our Mortgage Banking subsidiaries maintained, as of June 30, 2005, treasury notes of approximately $14.2 million and a money market account of approximately $1.2 million, which is included in cash and cash equivalents-restricted in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $14.6 million.

MORTGAGE POOL CREDIT INTERMEDIATION

In December 2001, we completed a credit intermediation transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of the transaction as of June 30, 2005 is approximately $12.9 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)



of June 30, 2005, the credit enhanced properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on this guaranty. Should our analysis of risk of loss change in the future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

YIELD TRANSACTIONS

We have entered into several agreements with either IXIS Financial Products, Inc. ("IXIS") or Merrill Lynch (each a "Primary Obligor") to provide agreed-upon rates of return for pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by a fund sponsored by our subsidiary, Related Capital Company LLC ("RCC"). In return, we have or will receive fees, generally at the start of each obligation period. There are eight agreements to provide the specified returns through the construction and lease-up phases of the properties and there are eight other agreements to provide the specified returns from the completion of the construction and lease-up phases through the operating phase of the properties.

Total potential exposure pursuant to these transactions is approximately $581.6 million, assuming there is no return whatsoever by the funds. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time as we have never yet been called upon to make payments under the guarantees. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $20.0 million as of June 30, 2005. This amount is included in deferred income on our condensed consolidated balance sheet. Refer to Note 10 regarding potential exposure under existing obligations.

Some of the local partnerships have financed their properties with the proceeds of our revenue bonds. In these cases, the Primary Obligor has required that those revenue bonds be deposited into a trust pursuant to which the revenue bonds were divided into senior and subordinated interests with approximately 50% of each revenue bond being subordinated. We have financed the senior trust interest and a portion of certain of the subordinate trust interests using credit enhancement from the Primary Obligor as part of the Merrill Lynch P-FLOATs/RITESSM program. We use the remaining subordinate trust interests as collateral in the Merrill Lynch P-FLOATs/RITESSM program. In connection with these transactions, we have posted $64.0 million as collateral with a Primary Obligor in the form of either cash or revenue bonds.

OTHER

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. We also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.

Our maximum aggregate exposure relating to these transactions is approximately $153.0 million.

To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

OTHER CONTINGENCIES

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 15 - SUBSEQUENT EVENTS

In July 2005, we issued approximately 2.2 million convertible 4.4% CRA Preferred shares with a liquidation preference of $50.00 per share, receiving net proceeds of approximately $104.6 million, to be used in investments and general business purposes. The shares will be convertible into approximately 3.9 million common shares beginning July 2008.

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

Factors Affecting Comparability
-------------------------------

Primarily due to our adoption of FIN 46(R) as of March 31, 2004, we consolidate more than 110 non-equity partnerships (predominantly investment funds we sponsor) in our financial statements. The operating results for the three and six months ended June 30, 2005, include those of these entities, as well as the elimination of transactions between the entities and our subsidiaries. In 2004, the operating results for only the three months ended June 30 include comparable operations as we adopted this accounting standard as of March 31 of that year.

In addition, we acquired CCLP in March 2005. Operating results prior to the acquisition date include interest income on a loan made in July 2004. Following the acquisition, operating results of CCLP are included in our Mortgage Banking segment.

Results of Operations
---------------------

Three Months Ended June 30, 2005
--------------------------------

The following is a summary of our operations for the three months ended June 30, 2005 and 2004:


                                          % of                     % of
      (In thousands)           2005     Revenues       2004      Revenues    % Change
--------------------------    -------   --------     -------     --------    --------
Revenues                      $79,007    100.0 %     $57,006      100.0 %      38.6 %
Income before income taxes    $19,109     24.2 %     $17,230       30.2 %      10.9 %
Net income                    $19,444     24.6 %     $24,203       42.5 %     (19.7)%


Compared to 2004, the second quarter of 2005 benefited from the continued expansion of all of our businesses and the acquisition of CCLP in the Mortgage Banking segment. In addition, revenues in 2005 include $6.8 million generated by non-equity partnerships compared to $2.8 million in 2004. Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with non-equity partnerships we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed entirely by their equity partners; as such, the elimination in consolidation has no impact on our net income.

The revenue gains and the relatively smaller increase in expenses led to an increase in income before taxes, while a lower tax benefit led to the decrease in net income.

REVENUES

Our revenues were as follows:


                                               For the Three Months Ended June 30,
                                               ----------------------------------
           (In thousands)                        2005         2004       % Change
-------------------------------------          -------      -------      --------
Revenue bond interest income                   $37,283      $32,487         14.8%

Fee income
   Mortgage banking                              7,411        4,687         58.1
   Fund sponsorship                             14,719       10,507         40.1
   Credit enhancement                            2,622        2,929        (10.5)
                                               -------      -------       ------
Total fee income                                24,752       18,123         36.6

Other revenues
   Capri loan interest                             582           --           --
   Other interest                                2,263        1,344         68.4
   Construction service fee                        963          268        259.3
   Expense reimbursement                         1,388        1,111         24.9
   Other                                         4,624          883        423.7
                                               -------      -------       ------
Total other revenues                             9,820        3,606        172.3

Revenues of consolidated non-equity
   partnerships                                  7,152        2,790        156.3
                                               -------      -------       ------

   Total revenues                              $79,007      $57,006         38.6%
                                               =======      =======       ======


The Capri loan interest relates to the loans made in July 2004, a large portion of which has since been converted to equity upon the acquisition of CCLP (see note 2 to the condensed consolidated financial statements). The increase in "other" is primarily due to prepayment penalty fees received within the Mortgage Banking business and administrative fees in the Fund Management segment.

In the second quarter of 2005, the following amounts were eliminated as they represented transactions between consolidated non-equity partnerships and our other component businesses:


                                              For the Three Months Ended June 30,
                                             ------------------------------------
          (In thousands)                       2005          2004        % Change
-----------------------------------          -------       -------       --------
Revenue bond interest income                 $ 1,520       $   247         515.4%
Fund sponsorship fees                         11,645         9,563          21.8
Other revenues                                   268           951         (71.8)
                                             -------       -------        ------

Total                                        $13,433       $10,761          24.8%
                                             =======       =======        ======


See RESULTS BY SEGMENT below for a detailed description of revenue variances.

EXPENSES

Our expenses were as follows:


                                                          For the Three Months Ended June 30,
                                                          ----------------------------------
                    (In thousands)                          2005        2004       % Change
------------------------------------------------------    --------    --------     --------
Interest expense                                          $ 15,029    $  7,511       100.1%
Interest expense - preferred shares of subsidiary            4,725       4,725          --
Change in fair value interest rate derivatives                  --      (3,361)         --
Salaries and benefits                                       16,956      13,050        29.9
General and administrative                                  15,620      11,256        38.8
Depreciation and amortization                                9,469       7,796        21.5
Loss on impairment of asset                                  1,098          --          --
                                                          --------    --------     -------
   Subtotal                                                 62,897      40,977        53.5

Interest expense of consolidated non-equity
   partnerships                                              6,133       6,689        (8.3)
Other expenses of consolidated non-equity partnerships      14,333       8,481        69.0
                                                          --------    --------     -------

Total expenses                                            $ 83,363    $ 56,147        48.5%
                                                          ========    ========     =======


The increase in interest expense reflects the higher amount of debt to fund investments in revenue bonds and LIHTC equity investments inherent in the Fund Management business in 2004 and 2005, and to fund our loan to Capri in July 2004. In addition, our average borrowing rate increased as a result of increases in Bond Market Association Municipal Swap Index ("BMA") and LIBOR rates in 2004 and 2005, as well as the impact of interest rate swap transactions that went into effect in 2005. Our average borrowing rate increased to 3.9% in the 2005 quarter as compared to 2.4% in the 2004 period.

The change in fair value of derivatives in 2004 represents the reversal of a charge recorded in the first quarter of 2004 for swap agreements determined to be ineffective, as measured using the hypothetical swap method. The swaps were deemed effective in the second quarter of 2004 and all swaps have been effective in the current year period.

The increases in salaries and benefits expense relates to the growth of our component businesses as well as the acquisition of CCLP in the first quarter of 2005, which doubled the size of our Mortgage Banking business.

The increase in general and administrative expenses is also due to the expansion of our businesses and the acquisition of CCLP, particularly with regard to increased occupancy needs and professional fees. In addition, we incurred a higher level of organization expenses related to the higher level of funds sponsorship activity as compared to the prior year period.

Depreciation and amortization expenses were higher in the 2005 period, primarily due to higher amortization of mortgage servicing rights following the CCLP acquisition.

The asset impairment charge relates to management's decision to discontinue construction of a property in connection with the financial difficulties of the property developer (see Note 10 to the condensed consolidated financial statements).

Interest expense of consolidated non-equity partnerships declined from the 2004 level due to the repayment of fund debt upon collection of equity subscriptions. Other expenses of the non-equity partnerships increased due to the increase in the population of consolidated entities due to additional Fund Management activity. The expenses of the non-equity partnerships are absorbed entirely by their equity partners.

OTHER ITEMS


                                               For the Three Months Ended June 30,
                                              ------------------------------------
              (In thousands)                    2005         2004        % Change
-----------------------------------------     --------     --------     ----------
Gain (loss) on repayment of revenue bonds     $    912     $    (38)    (2,500.0)%
Gain on sale of loans                         $  4,317     $  3,330         29.6 %
Equity and other income                       $    926     $    565         63.9 %
Income allocated to preferred
   shareholders of subsidiary                 $ (1,556)    $   (830)        87.5 %

Income allocated to SCUs                      $ (7,826)    $ (9,537)       (17.9)%
Income allocated to SMUs                           (55)          --           --
Income allocated to CMC                             --         (260)          --
                                              --------     --------     --------
  Total income allocated to minority          $ (7,881)    $ (9,797)       (19.6)%
   interests

Loss allocated to partners of
   consolidated non-equity partnerships       $ 93,370     $ 71,818         30.0 %


Gains and losses related to revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

Equity and other income includes dividends from our investment in ARCap Investors, LLC, in both years, property operations of real estate owned in 2005, offset in 2005 by losses from tax advantaged investment vehicles similar to those we sponsor.

The income allocated to preferred shareholders relates to shares we issued in 2004 that differ from previously issued shares in that they are not subject to mandatory redemption; as such, the distributions are classified as expense outside of operating earnings. Total income allocated to preferred shareholders for the three months ended June 30, 2005, including the portion classified as interest expense, increased as compared to the three months ended June 30, 2004, due to the additional preferred offering consummated in May 2004.

The income allocation to SCUs and SMUs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. There was no income allocated to SMUs in 2004, as the units were first issued in May 2005.

The loss allocation to partners of non-equity partnerships represents the full operating losses of consolidated non-equity partnerships, none of which we have absorbed.

RESULTS BY SEGMENT

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                     For the Three Months Ended June 30,
                                                     ----------------------------------
                (In thousands)                          2005                    2004
-------------------------------------------------    -----------            -----------
Revenue bond acquisitions and fundings               $    55,030            $    73,143
Weighted average permanent interest rate of bonds
 acquired                                                   6.43%                  6.46%
Revenue bonds repaid                                 $    18,922            $     2,842
Average portfolio balance                            $ 2,266,725            $ 1,916,458
Weighted average yield of portfolio                         6.58%                  6.78%

Revenue bond interest income (1)                     $    39,191            $    32,734
Other revenues (1)                                         3,109                    489
                                                     -----------            -----------
                                                     $    42,300            $    33,223
                                                     ===========            ===========

Interest expense and securitizations fees (1)        $    15,029            $     7,511
Gain (loss) on repayments of revenue bonds           $       912            $       (38)


(1) Prior to intercompany eliminations.

The increase in revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2004 and during 2005, although the volume of investment and the decline in the interest rate of bonds acquired reflects the challenging market conditions experienced since 2004, such as increased competition and some potential investments not meeting our underwriting standards.

While the decline in interest rates has gradually lowered the average yield of our portfolio, from a profit perspective, the low interest rate environment has been favorable for us. Although increasing lately, the BMA rate, the short-term tax-exempt index, continues to be low, averaging 2.64% and 1.13% for the three months ended June 30, 2005 and 2004, respectively. Our weighted average cost of debt associated with these investments was approximately 3.38% and 1.97% for the same respective periods, taking into effect our current hedging. We continue to recognize healthy spreads between our cost of borrowing and the interest rates on our revenue bonds.

Other revenues in this segment are predominantly interest income on investments other than revenue bonds and intercompany royalty fees eliminated in consolidation. The increase for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, is due largely to Capri loan interest (see Note 4 to the condensed consolidated financial statements).

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                            For the Three Months Ended June 30,
                                        ------------------------------------------
           (In thousands)                   2005           2004         % Change
--------------------------------------  ------------   ------------   ------------
 Equity raised                          $    421,172   $    370,223       13.8  %
 Equity invested by investment funds    $    307,057   $    296,214        3.7  %

 Fund sponsorship fees (1)              $     27,016   $     20,691       30.6  %
 Credit enhancement fees                       2,622          2,929      (10.5)
 Other revenues (1)                            3,869          2,582       49.8
                                        ------------   ------------  -----------
   Total                                $     33,507   $     26,202       27.9  %
                                        ============   ============  ===========


(1) Prior to intercompany eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2005 increases relate to the funds closed throughout 2004 and the first half of 2005.

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. Fees earned for O&O services increased approximately 16.8% to $3.7 million compared to $3.2 million in the 2004 quarter primarily due to the increase in equity raised and an increase in the fee rate realized. Fees earned for partnership management services are amortized over a five-year period. These fees increased approximately 240% to $972,000 compared to $283,000 for the same period in 2004. This increase is primarily the result of ongoing revenues for fund sponsorships completed after the second quarter of 2004.

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. Fees earned for property acquisition and equity origination services associated with tax credit equity fund sponsorship increased to approximately $13.4 million in 2005, representing an approximate 3.8% increase compared to the prior year results. The increase is due to the increase in equity invested in 2005 as compared to 2004.

Also during 2005, RCC acted as advisor for $109.6 million of investment originations by CharterMac entities and others, compared to $98.1 million of such originations for the three months ended June 30, 2004. We recognize acquisition fees in this segment for such services, which amounted to $815,000, exceeding the fees recognized for the three months ended June 30, 2004 by approximately 36%. The increase exceeded the change in investment originations due to the increase in the rate of fees realized in 2005 as compared to 2004.

Partnership and asset management fees increased to $6.9 million for the three months ended June 30, 2005, representing an increase of approximately 84% over the 2004 quarter, attributable to the higher level of assets under management and the improvement of the cash position of certain investment funds allowing us to collect management fees in 2005 which we did not previously recognize until collectibility was determined.

The decrease in credit enhancement fees relates to the timing and relative size of the credit enhancement transactions. Fees for the three months ended June 30, 2004 included recognition of fees for several large transactions for which the credit enhancement period ended prior to the current year quarter. A transaction of similar size, however, was executed during the second quarter of 2005, resulting in a partial period of revenue. Both periods, however, include fees for smaller transactions, the fees for which are recognized over periods of up to 20 years.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                         For the Three Months Ended June 30,
                                    -------------------------------------------
         (In thousands)                 2005           2004          % Change
----------------------------------  ------------   ------------    ------------
 Originations                       $    658,532   $    418,061           57.5 %
 Mortgage portfolio at June 30      $  9,355,039   $  4,274,720          118.8 %

 Mortgage servicing fees            $      5,378   $      2,404          123.7 %
 Mortgage origination fees                 2,033          2,283          (11.0)
 Other revenues                            4,151          1,969          110.8
                                    ------------   ------------    ------------
                                    $     11,562   $      6,656           73.7 %
                                    ============   ============    ============


The increase in the servicing portfolio and servicing fees is a result of the CCLP acquisition. Excluding the impact of the acquisition, servicing fee income in 2005 was approximately the same as the second quarter of 2004.

The higher volume of originations in 2005 resulted from a significant increase in Fannie Mae originations, due to the CCLP acquisition (whereby CCLP has traditionally conducted a large portion of its business through Fannie Mae originations) and a pricing change that allowed us to garner greater market share. Conduit originations also increased sharply as we continue to pursue business that does not warrant agency execution. These increases were partially offset by a sharp decline in Freddie Mac business, as the 2004 period reflects a large single-borrower pool transaction, with no comparable transaction in the current year period. The current year also includes a significantly higher level of assumption lending for which we receive assumption fees rather than origination fees.

Originations for the three months ended June 30 are broken down as follows:


(In thousands)       2005       % of total       2004      % of total
--------------     --------     ----------     --------    ----------
Fannie Mae         $423,222         64.3 %     $121,264        29.0 %
Freddie Mac          24,640          3.7        229,131        54.8
FHA                   6,372          1.0         27,749         6.6
Conduit - Bank      126,572         19.2         32,934         7.9
Assumptions          77,727         11.8          6,983         1.7
                   --------      -------       --------     -------

Total              $658,533        100.0 %     $418,061       100.0 %
                   ========      =======       ========     =======


Other revenues in this segment pertain to interest earned on mortgages prior to their sale date, prepayment penalty fees for early repayments and fees earned for loan assumptions. The increase in the 2005 period is primarily a result of the CCLP acquisition.

NON-EQUITY PARTNERSHIPS

The results of non-equity partnerships reflected in our financial statements are for entities we are considered to control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest. Our Fund Management segment earns fees from many of the entities, however, and our Portfolio Investing business earns interest on revenue bonds for which non-equity partnerships are the obligors. The Non-equity partnerships are primarily tax-credit equity investment funds we sponsor and manage, while the others are property level partnerships for which we have assumed the role of general partner.

The increased revenue amounts in 2005 are due to the origination of six funds and the assumption of the general partner interests in 18 property level partnerships in the past year, all of which are included in the population of non-equity partnerships consolidated.

As third party investors hold all the equity partnership interests in these entities, we allocate all results of operations to those partners. As a result, the consolidation of these non-equity partnerships has no impact on our net income.

Six Months Ended June 30, 2005
------------------------------

The following is a summary of our operations for the six months ended June 30, 2005 and 2004:


                                             % of                        % of
      (In thousands)             2005      Revenues       2004         Revenues      % Change
--------------------------    ----------  ----------    --------      ----------    ----------
Revenues                       $137,464     100.0 %     $103,319        100.0 %       33.0 %
Income before income taxes     $ 25,529      18.6 %     $ 21,259         20.6 %       20.1 %
Net income                     $ 34,229      24.9 %     $ 30,621         29.6 %       11.8 %


Compared to 2004, the first half of 2005 benefited from the continued expansion of our component businesses and the acquisition of CCLP in the Mortgage Banking segment. In addition, revenues in 2005 include $12.1 million generated by non-equity partnerships as compared to $2.8 million in 2004, which included only three months of results for those partnerships. Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with the non-equity partnerships. Although the amounts are eliminated in consolidation, the net losses recognized by the non-equity partnerships in connection with these transactions are absorbed entirely by their partners; as such, the elimination in consolidation has no impact on our net income.

The revenue gains and the relatively smaller increase in expenses led to an increase in income before taxes, while a lower tax benefit led to a smaller increase in net income.

REVENUES

Our revenues were as follows:


                                               For the Six Months Ended June 30,
                                              ------------------------------------
           (In thousands)                       2005          2004        % Change
------------------------------------         --------      --------      --------
Revenue bond interest income                  $ 73,739      $ 64,338         14.6%

Fee income
   Mortgage banking                             11,492         7,803         47.3
   Fund sponsorship                             18,030        17,287          4.3
   Credit enhancement                            5,061         4,826          4.9
                                              --------      --------       ------
Total fee income                                34,583        29,916         15.6

Other revenues
   Capri loan interest                           2,363            --           --
   Other interest                                5,206         1,928        170.0
   Construction service fee                      1,832           408        349.0
   Expense reimbursement                         2,730         2,365         15.4
   Other                                         4,957         1,574        214.9
                                              --------      --------       ------
Total other revenues                            17,088         6,275        172.3

Revenues of consolidated non-equity
   partnerships                                 12,054         2,790        332.0
                                              --------      --------       ------

   Total revenues                             $137,464      $103,319         33.0%
                                              ========      ========       ======


The Capri loan interest relates to the loans made in July 2004, a large portion of which has since been converted to equity upon the acquisition of CCLP (see note 2 to the condensed consolidated financial statements). The increase in "other" is primarily due to prepayment penalty fees received within the Mortgage Banking business and administrative fees in the Fund Management segment.

In the first half of each year, the following amounts were eliminated as they represented transactions between consolidated non-equity partnerships and our other component businesses:


                                             For the Six Months Ended June 30,
                                           --------------------------------------
        (In thousands)                      2005           2004          % Change
-------------------------------            -------       --------        --------
Revenue bond interest income               $ 1,779        $   247          620.2%
Fund sponsorship fees                       18,617          9,563           94.7
Other revenues                                 780            951          (18.0)
                                           -------        -------         ------

Total                                      $21,176        $10,761           96.8%
                                           =======        =======         ======


See RESULTS BY SEGMENT below for a detailed description of revenue variances.

EXPENSES

Our expenses were as follows:


                                                       For the Six Months Ended June 30,
                                                      ----------------------------------
                (In thousands)                          2005         2004       % Change
-------------------------------------------------     --------     --------     --------
Interest expense                                      $ 25,841     $ 14,097        83.3%
Interest expense - preferred shares of subsidiary        9,449        9,449          --
Change in fair value of interest rate derivatives           --           26          --
Salaries and benefits                                   33,609       26,932        24.8
General and administrative                              25,211       17,605        43.2
Depreciation and amortization                           17,165       14,689        16.9
Loss on impairment of asset                              1,098           --          --
                                                      --------     --------      ------
   Subtotal                                            112,373       82,798        35.7

Interest expense of consolidated non-equity
   partnerships                                         13,022        6,689        94.7
Other expenses of consolidated non-equity
   partnerships                                         25,627        8,481       202.2
                                                      --------     --------      ------

Total expenses                                        $151,022     $ 97,968        54.2%
                                                      ========     ========      ======


The increase in interest expense reflects the higher amount of debt to fund investments in revenue bonds, and LIHTC equity investments inherent in the Fund Management business in 2004 and 2005, and to fund our loan to Capri in July 2004. In addition, our average borrowing rate increased as a result of increases in BMA and LIBOR rates in 2004 and 2005, as well as the impact of new interest rate swap transactions that went into effect in the first quarter of 2005. Our average borrowing rate increased to 3.5% in the first half of 2005 quarter as compared to 2.3% in the 2004 period.

The increases in salaries and benefits expense relates to the growth of our component businesses as well as the acquisition of CCLP in the first quarter of 2005, which doubled the size of our Mortgage Banking business.

The increase in general and administrative expenses is also due to the expansion of our businesses and the acquisition of CCLP, particularly with regard to increased occupancy needs and professional fees. In addition, we incurred a higher level of organization expenses related to the higher level of funds sponsorship activity as compared to the prior year period.

Depreciation and amortization expenses were higher in the 2005 period, primarily due to higher amortization of mortgage servicing rights following the CCLP acquisition.

The asset impairment charge relates to management's decision to discontinue construction of a property in connection with the financial difficulties of the property developer (see Note 10 to the condensed consolidated financial statements).

We did not record the expenses of the non-equity partnerships prior to April 1, 2004. The increase in the expenses generated by these entities is a result of the non-comparable consolidation periods as well as the increase in the number of non-equity partnerships consolidated. These expenses do not represent any cash or non-cash charges to be absorbed by us as they are absorbed entirely by their partners.

OTHER ITEMS


                                              For the Six Months Ended June 30,
                                            -------------------------------------
          (In thousands)                      2005           2004        % Change
-----------------------------------         ---------      ---------     --------
Gain on repayment of revenue bonds          $     903      $     222      306.8 %
Gain on sale of loans                       $   6,021      $   5,075       18.6 %
Equity and other income                     $   1,450      $   1,120       29.5 %
Income allocated to preferred
   shareholders of subsidiary               $  (3,112)     $    (830)     274.9 %

Income allocated to SCUs                    $ (13,891)     $ (12,455)       11.5%
Income allocated to SMUs                          (55)            --           --
Income allocated to CMC                            --           (365)          --
                                            ---------      ---------      -------
  Total income allocated to minority        $ (13,946)     $ (12,820)        8.8%
   interests

Loss allocated to partners of
   consolidated non-equity partnerships     $ 164,333      $  71,818       128.8%


Gains and losses related to revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

Equity and other income includes dividends from our investment in ARCap Investors, LLC, in both years, property operations of real estate owned in 2005, offset in 2005 by losses from tax advantaged investment vehicles similar to those we sponsor.

The income allocated to preferred shareholders relates to shares we issued in 2004 that differ from previously issued shares in that they are not subject to mandatory redemption; as such, the distributions are classified as expense outside of operating earnings. Total income allocated to preferred shareholders for the six months ended June 30, 2005, including the portion classified as interest expense, increased as compared to the six months ended June 30, 2004, due to the additional preferred offering consummated in May 2004.

The income allocation to Special Common Units and Special Member Units of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. There was no income allocated to SMUs in 2004 as the units were first issued in May 2005.

The loss allocation to partners of non-equity partnerships represents the full operating losses of consolidated non-equity partnerships, none of which we have absorbed.

Results by Segment

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                  For the Six Months Ended June 30,
                                                  --------------------------------
             (In thousands)                          2005                  2004
--------------------------------------------      ----------            ----------
Revenue bond acquisitions and fundings            $  166,781            $  164,208
Weighted average permanent interest rate of
 bonds acquired                                         6.49%                 6.54%
Revenue bonds repaid                              $   19,381            $   26,477
Average portfolio balance                         $2,229,206            $1,879,458
Weighted average yield of portfolio                     6.62%                 6.85%

Revenue bond interest income (1)                  $   75,907            $   64,585
Other revenues (1)                                     6,591                 2,181
                                                  ----------            ----------
                                                  $   82,498            $   66,766
                                                  ==========            ==========

Interest expense and securitizations fees (1)     $   25,841            $   14,097
Gain on repayments of revenue bonds               $      903            $      222


(1) Prior to intercompany eliminations.

The increase in revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2004 and during 2005, although the volume of investment and the decline in the interest rate of bonds acquired reflects the challenging market conditions experienced since 2004, such as increased competition and some potential investments not meeting our underwriting standards.

While the decline in interest rates has gradually lowered the average yield of our portfolio, from a profit perspective, the low interest rate environment has been favorable for us. Although increasing lately, the BMA rate, the short-term tax-exempt index, continues to be low, averaging 2.25% and 1.04% for the six months ended June 30, 2005 and 2004, respectively. Our weighted average cost of debt associated with these investments was approximately 3.01% and 1.99% for the same respective periods, taking into effect our current hedging. We continue to recognize healthy spreads between our cost of borrowing and the interest rates on our revenue bonds.

Other revenues in this segment are predominantly interest income on investments other than revenue bonds and intercompany royalty fees eliminated in consolidation. The increase for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, is due largely to Capri loan interest (see Note 4 to the condensed consolidated financial statements).

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                                For the Six Months Ended June 30,
                                               -----------------------------------
           (In thousands)                        2005          2004       % Change
--------------------------------------         --------      --------     --------
Equity raised                                  $436,384      $398,833         9.4%
Equity invested by investment funds            $430,999      $373,841        15.3%

Fund sponsorship fees (1)                      $ 38,554      $ 28,673        34.5%
Credit enhancement fees                           5,061         4,826         4.9
Other revenues (1)                                7,409         4,344        70.6
                                               --------      --------      ------
  Total                                        $ 51,024      $ 37,843        34.8%
                                               ========      ========      ======


(1) Prior to intercompany eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2005 increases relate to the funds closed throughout 2004 and the first half of 2005.

We earn O&O service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. Fees earned for O&O services increased approximately 11.5% to $3.8 million compared to $3.4 million in the 2004 period primarily due to the increase in equity raised and an increase in the fee rate realized. Fees earned for partnership management services are amortized over a five-year period. These fees increased approximately 300% to $1.8 million compared to $450,000 for the same period in 2004. This increase is primarily the result of ongoing revenues for fund sponsorships completed in 2004 and 2005.

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. Fees earned for property acquisition and equity origination services associated with tax credit equity fund sponsorship increased to approximately $18.6 million in 2005, representing an approximate 13.6% increase compared to the prior year results. The increase in fees is consistent with the increase of equity invested from 2005 to 2004.

Also during 2005, RCC acted as advisor for $226.5 million of investment originations by CharterMac entities and others, compared to $220.8 million of such originations for the six months ended June 30, 2004. We recognize acquisition fees in this segment for such services, which increased approximately 11% to $1.9 million as compared to $1.8 million in the 2004 period. The increase exceeded the change in investment originations due to the increase in the rate of fees realized in 2005 as compared to 2004.

Partnership and asset management fees increased to $11.2 million for the six months ended June 30, 2005, representing an increase of approximately 68% over the 2004 period, attributable to the higher level of assets under management and the improvement of the cash position of certain investment funds allowing us to collect management fees in 2005 which we did not previously recognize until collectibility was determined.

The increase in credit enhancement fees relates to acceleration of the credit enhancement business. The increase for the six months ended June 30, 2005, as compared to the 2004 period is due to additional credit enhancement transactions completed over the course of 2004 and 2005, the fees for which are recognized over periods of up to 20 years.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                            For the Six Months Ended June 30,
                                         ---------------------------------------
        (In thousands)                      2005            2004        % Change
------------------------------           ----------      ----------     --------
Originations                             $  781,993      $  551,049        41.9 %
Mortgage portfolio at June 30            $9,355,039      $4,274,720       118.8 %

Mortgage servicing fees                  $    8,702      $    4,719        84.4 %
Mortgage origination fees                     2,790           3,084        (9.5)
Other revenues                                5,940           2,733       117.3
                                         ----------      ----------     --------
                                         $   17,432      $   10,536        65.5 %
                                         ==========      ==========     ========


The increase in the servicing portfolio and servicing fees is a result of the CCLP acquisition. Excluding the impact of the acquisition, servicing fee income in 2005 was approximately the same as the first half of 2004.

The higher volume of originations in 2005 resulted from a significant increase in Fannie Mae originations, due to the CCLP acquisition (whereby CCLP has traditionally conducted a large portion of its business through Fannie Mae originations) and a pricing change that allowed us to garner greater market share. Conduit originations also increased sharply as we continue to pursue business that does not warrant agency execution. These increases were partially offset by a sharp decline in Freddie Mac business, as the 2004 period reflects a large single-borrower pool transaction, with no comparable transaction in the current year period. The current year also includes a significantly higher level of assumption lending for which we receive assumption fees rather than origination fees.

Originations for the six months ended June 30 are broken down as follows:


(In thousands)       2005       % of total      2004       % of total
--------------     --------     ----------    --------     ----------
Fannie Mae         $465,490        59.6%      $199,275        36.2%
Freddie Mac          33,905         4.3        237,631        43.1
FHA                   6,372         0.8         27,749         5.0
Conduit - Bank      139,385        17.8         54,437         9.9
Assumptions         136,841        17.5         31,957         5.8
                   --------      ------       --------      ------

Total              $781,993       100.0%      $551,049       100.0%
                   ========     =======       ========      ======


Other revenues in this segment pertain to interest earned on mortgages prior to their sale date, prepayment penalty fees for early repayments and fees earned for loan assumptions. The increase in the 2005 period is primarily a result of the CCLP acquisition.

NON-EQUITY PARTNERSHIPS

The results of non-equity partnerships reflected in our financial statements are for entities we are considered to control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest. Our Fund Management segment earns fees from many of the entities, however, and our Portfolio Investing business earns interest on revenue bonds for which non-equity partnerships are the obligors. The Non-equity partnerships are primarily tax-credit equity investment funds we sponsor and manage, while the others are property level partnerships for which we have assumed the role of general partner.

The results we reported in 2005 reflect six months of operations for the non-equity partnerships we consolidate while the six months ended June 30, 2004, includes only three months of results as we consolidated these entities as of March 31, 2004. The increased amounts in 2005 are also due to the origination of six funds and the assumption of the general partner interests in 18 property level partnerships in the past year, all of which are included in the population of non-equity partnerships consolidated.

As third party investors hold all the equity partnership interests in these entities, we allocate all results of operations to those partners. As a result, the consolidation of these non-equity partnerships has no impact on our net income.

Income Taxes
------------

A large majority of our pre-tax income is derived from our Portfolio Investing businesses, which are structured as partnership entities; as such, income from those investments is not subject to income taxes. The Fund Management and Mortgage Banking businesses are conducted in corporations and are subject to income taxes.

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The tax benefit disclosed relates to the book losses of the taxable businesses and the tax deductible distributions on their subsidiary equity. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes.

The effective tax rate on a consolidated basis for the six months ended June 30, 2005 and 2004 was (34.1)% and (44.0)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 54.6% and 71.9% for the six months ended June 30, 2005 and 2004, respectively.

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

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

     o $100.0 million, used for mortgage banking needs, which is renewable annually;
     o $90.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures on October 28, 2005, with a one - year extension at our option;
     o $91.0 million, used to provide the interim loan to Capri, which matures on October 31, 2005;
     o $40.0 million, established in connection with the CMC acquisition, which expires December 31, 2006;

     o $650.0 million in MBIA credit enhancement through 2011, under which we can complete up to $425.0 million of floating rate securitizations and $225.0 million of auction rate securitization; and
     o Securitization through the Merrill Lynch P-FLOATs/RITESSM program of a specified percentage of the fair value of revenue bonds not otherwise securitized or credit enhanced by either Merrill Lynch or IXIS.

As of June 30, 2005, we had approximately $262.8 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our trust agreement.

Equity
------

We have the ability to issue $100.0 million of equity  securities  pursuant to a registration statement we have filed with the Securities and Exchange Commission. We currently have no plans to issue any such securities. Subsequent to the end of the second quarter of 2005, however, we issued $108.0 million of 4.40% Cumulative Perpetual Convertible Community Reinvestment Act Preferred Shares that are not subject to SEC registration.

Liquidity Requirements after June 30, 2005
------------------------------------------

During August 2005, distributions of approximately $23.8 million ($0.41 per share) will be paid to holders of common and Convertible CRA Shares.
Additionally $8.7 million will be paid to SCU and SMU holders. All of these distributions were declared in June 2005.

Other
-----

We have received a tender offer to purchase all of our shares of ARCap Investors, LLC at $32.83. We are currently evaluating whether or not to accept this offer. If we choose to accept, we would receive approximately $24.3 million in proceeds.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

The net increase in cash and cash equivalents during 2005 was lower than the increase in 2004 despite increased operating inflows due to a lower level of financing activity in 2005 as compared to 2004.

Operating cash flows were higher in the 2005 period by a margin of $62.4 million. This increase resulted from a higher level of earnings exclusive of non-cash expenses. Additionally, the timing of receipts and payments in operating asset and liability accounts contributed to this increase, particularly with regard to the fundings and sales of mortgage loans.

Investing outflows were approximately the same in 2005 as compared to 2004 despite that acquisition of CCLP as the majority of the cost of the acquisition was funded as a loan in the third quarter of 2004. A higher level of revenue bond acquisition and funding activity, coupled with lower repayment activity, was partially offset by a net decrease in our funds invested in partnerships in the current year period.

Financing inflows in the 2005 period were lower than in 2004 by $210.3 million. The primary reason for the higher inflows in 2004 was the issuance of common and preferred shares in the first half of the year, with no comparable offerings in the current year (although we completed an equity after the end of the second quarter of 2005). The higher level of securitization activity was due in part to the remarketing of borrowings under the fixed rate securitization that terminated in the current year period.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Note 15 to the condensed consolidated financial statements contains a summary of the Company's guarantees and off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of June 30, 2005, for guarantees we and our subsidiaries have entered into:


                                                               Maximum            Carrying
               (In thousands)                                  Exposure            Amount
-------------------------------------------                 --------------      -------------
Payment guarantees (1)                                      $       45,471      $          --
Completion guarantees (1)                                           37,773                 --
Operating deficit guarantees (1)                                     1,629                 --
Recapture guarantees (1)                                            66,366                 --
Replacement reserve (1)                                              1,792                 --
Mortgage pool credit enhancement (2)                                12,887                 --
LIHTC guarantees (2)                                               581,561             20,045
Mortgage banking loss sharing agreement (3)                        940,245              9,553
                                                            --------------      -------------

                                                            $    1,687,724      $      29,598
                                                            ==============      =============


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

(2) We see these credit enhancement deals as opportunities to expand our Fund Management business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any credit enhancement provided. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as the fair value of the credit enhancement.

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

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of June 30, 2005, to make future payments under our debt agreements and other contractual obligations:


                                                                    Payments due by period
                                           ---------------------------------------------------------------------
                                                           Less than                                  More than
          (In thousands)                      Total         1 year       1-3 years     3-5 year        5 years
----------------------------------------   -----------    -----------    ----------    ---------     -----------
Notes payable (1)                          $   202,890    $   185,170    $    5,452    $  12,268     $        --
Notes payable of consolidated non-equity
   partnerships (2)                            520,695        100,834       181,517       34,467         203,877
Operating lease obligations, net of
subleases                                       73,533          6,199        13,531       12,984          40,819
Unfunded loan commitments                      177,370        152,540        24,830           --              --
Financing arrangements (1)                   1,213,541      1,213,541            --           --              --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                     273,500             --            --           --         273,500
                                           -----------    -----------    ----------    ---------     -----------

   Total                                   $ 2,461,529    $ 1,658,284    $  225,330    $  59,719     $   518,196
                                           ===========    ===========    ==========    =========     ===========


(1) The amounts reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Of the notes payable of consolidated non-equity partnerships, $402.3 million is guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $118.4 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

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

In contrast, payments required under our floating rate securitization programs vary based on market interest rates based on the BMA and are re-set weekly or every 35 days. In addition, we have floating rate debt related to our acquisition financing and our warehouse facilities. Other long-term sources of capital, such as the preferred shares of our Equity Issuer subsidiary, carry a fixed dividend rate and, as such, are not impacted by changes in market interest rates.

Excluding $561.4 million of debt hedged via interest rate swap agreements, the full amount of our liabilities labeled as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest  rates  would  decrease  our annual net  income by  approximately  $8.6 million.

We manage this risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those not susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate, using the same methodology used to estimate the portfolio fair market value under SFAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of our portfolio of revenue bonds from its June 30, 2005, value of approximately $2.2 billion to approximately $2.1 billion. A 1% decline in interest rates would increase the value of the June 30, 2005, portfolio to approximately $2.3 billion. Changes in the estimated fair value of the revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

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

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of June 30, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective due to the unremediated material weaknesses in the Company's internal control over financial reporting identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004. To remediate these control weaknesses, the Company performed additional analysis and performed other procedures (detailed in item 4b below) in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. To remediate the material weaknesses in internal controls identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004, during the first six months of 2005, we have:

        (i)  hired a director of taxation, a newly created position;
        (ii) taken steps to remediate the errors in our tax accounting through increased use of third-party tax service providers for the more complex areas of our tax accounting and increased formality and rigor of controls and procedures over accounting for income taxes;
        (iii)strengthened our due diligence procedures in reviewing acquisition candidates to ensure that any required recharacterizations are identified on a timely basis; and
        (iv) strengthened our analytical procedures with regard to the preparation and review of all consolidation eliminations.

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

         There were no shares purchased or sold during the three months ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of shareholders on June 30, 2005. Alan P. Hirmes, Janice Cook Roberts, Marc D. Schnitzer and Thomas W. White were elected as trustees for three-year terms expiring in 2008. Continuing to serve their current terms are the following trustees:
         Stuart  J.  Boesky,  Stephen M.  Ross,  Peter T.  Allen,  Jeff T. Blau,
         Robert A. Meister, Jerome Y. Halperin, Andrew L. Farkas, Nathan Gantcher and Robert L. Loverd. The four individuals elected, and the number of votes cast for and abstaining, with respect to each of them, were as follows (no votes were cast "against"):


                                                 For                    Abstain
                                              ----------              ----------
         Alan P. Hirmes
          Common Shares                       46,161,727              1,966,981
          Restricted Common Shares               259,174                     --
          Special Preferred Voting Shares     13,561,875              1,486,182*

         Janice Cook Roberts
          Common Shares                       47,620,657                507,961
          Restricted Common Shares               259,174                     --
          Special Preferred Voting Shares     13,561,875              1,486,182*

         Marc D. Schnitzer
          Common Shares                       47,720,529                408,090
          Restricted Common Shares               259,174                     --
          Special Preferred Voting Shares     13,561,875              1,486,182*

         Thomas W. White
          Common Shares                       46,086,364              2,042,255
          Restricted Common Shares               259,174                     --
          Special Preferred Voting Shares     13,561,875              1,486,182*


         * Pursuant to the stipulation and compromise settlement entered into as a result of a lawsuit commenced prior to our acquisition of RCC, certain individuals can vote no more than 90% of their special preferred voting shares until November 13, 2005.

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS

         31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         99.1  Amended Audit Committee Charter *

               *  Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHARTERMAC
                                  (Registrant)



Date:  August 9, 2005          By: /s/ Stuart J. Boesky
                                   --------------------
                                   Stuart J. Boesky
                                   Managing Trustee and Chief Executive Officer



Date:  August 9, 2005          By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of CharterMac;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date:  August 9, 2005                      By:  /s/Stuart J. Boesky
                                                         -------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of CharterMac;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date:  August 9, 2005                      By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
                 CHARTERMAC FOR THE QUARTER ENDED JUNE 30, 2005


In connection with the Quarterly Report on Form 10-Q of CharterMac for the quarterly period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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



By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     August 9, 2005                                      August 9, 2005

                                                                    Exhibit 99.1



             CHARTER OF THE AUDIT COMMITTEE OF THE BOARD OF TRUSTEES


I. PURPOSE

The Audit Committee is established by and amongst the Board of Trustees for the primary purpose of assisting the board in:

     o    overseeing the integrity of the Company's financial statements,
     o    overseeing  the  Company's   compliance   with  legal  and  regulatory
          requirements,
     o    overseeing the independent auditor's qualifications and independence,
     o    overseeing the performance of the company's independent auditor, and
     o overseeing the Company's system of disclosure controls and system of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board have established.

Consistent with this function, the Audit Committee should encourage continuous improvement of, and should foster adherence to, the Company's policies, procedures and practices at all levels. The Audit Committee should also provide an open avenue of communication among the independent auditors, financial and senior management, and the Board of Trustees.

The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting, or other advisors as deemed appropriate to perform its duties and responsibilities.

The Company shall provide appropriate funding, as determined by the Audit Committee, for compensation to the independent auditor and to any advisers that the audit committee chooses to engage.

The Audit Committee will primarily fulfill its responsibilities by carrying out the activities enumerated in Section III of this Charter. The Audit Committee will report regularly to the Board of Trustees regarding the execution of its duties and responsibilities.


II. COMPOSITION AND MEETINGS

The Audit Committee shall be comprised of three or more trustees as determined by the Board, each of whom shall be independent trustees (as defined by all applicable rules and regulations), and free from any relationship (including disallowed compensatory arrangements) that, in the opinion of the Board, would interfere with the exercise of his or her independent judgment as a member of the Committee. Each trustee shall be free of any relationship that, in the opinion of the Board, would interfere with his or her individual exercise of independent judgment, and shall meet the director independence requirements for serving on the Committee as set forth in the corporate governance standards of the American Stock Exchange. All members of the Committee shall have a working familiarity with basic finance and accounting practices. The board shall determine whether at least one member of the Committee qualifies as an "audit committee financial expert" in compliance with the criteria established by the SEC and other relevant regulations. The Company will disclose, in periodic filings as required by the SEC, (i) the name of the "audit committee financial expert" and whether or not he or she is independent, or (ii) the reason for the absence of a current "audit committee financial expert". Committee members may enhance their familiarity with finance and accounting by participating in educational programs conducted by the Company or an outside consultant. The Board has determined that simultaneous service on more than one Audit Committee would not impair the ability of any trustee to effectively serve on the Company's audit committee.

The members of the Committee shall be elected by the Board at the annual organizational meeting of the Board or until their successors shall be duly elected and qualified. Unless a Chair is elected by the full Board, the members of the Committee may designate a Chair by majority vote of the full Committee membership.

The Committee shall meet at least four times annually, or more frequently as circumstances dictate. Each regularly scheduled meeting shall conclude with an executive session of the Committee absent members of management and on such terms and conditions as the Committee may elect. As part of its job to foster open communication, the Committee should meet periodically with management and the independent auditors in separate executive sessions to discuss any matters that the Committee or each of these groups believe should be discussed privately. In addition, the Committee should meet quarterly with the independent auditors and management to discuss the annual audited financial statements and quarterly financial statements, including the Company's disclosure under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

III. RESPONSIBILITIES AND DUTIES

To fulfill its responsibilities and duties the Audit Committee shall:

Documents/Reports/Accounting Information Review

1. Review this Charter periodically, at least annually, and recommend to the Board of Trustees any necessary amendments as conditions dictate.

2. Review and discuss with management the Company's annual financial statements, quarterly financial statements, and all internal controls reports (or summaries thereof). Review other relevant reports or financial information submitted by the Company to any governmental body, or the public, including management certifications as required by the Sarbanes-Oxley Act of 2002 (Sections 302, 404 and 906) and relevant reports rendered by the independent auditors (or summaries thereof).

3. Recommend to the Board whether the financial statements should be included in the Annual Report on Form 10-K. Review with financial management and the independent auditors the 10-Q prior to its filing (or prior to the release of earnings).

4.  Review  earnings  press  releases  with  management,   including  review  of
"pro-forma" or "adjusted" non-GAAP information.

5. Discuss with management financial information and earnings guidance provided to analysts and rating agencies. Such discussions may be on general terms (i.e., discussion of the types of information to be disclosed and the type of presentation to be made).

INDEPENDENT AUDITORS

6. Appoint (subject to shareholder ratification, if applicable), compensate, and oversee the work performed by the independent auditor for the purpose of preparing or issuing an audit report or related work. Review the performance of the independent auditors and remove the independent auditors if circumstances warrant. The independent auditors shall report directly to the audit committee and the audit committee shall oversee the resolution of disagreements between management and the independent auditors in the event that they arise. The committee will review the experience and qualifications of senior members of the independent audit team annually and ensure that all partner rotation requirements, as promulgated by applicable rules and regulations, are executed. The committee will also consider whether the auditor's performance of permissible nonaudit services is compatible with the auditor's independence.

7. Review with the independent auditor any problems or difficulties and management's response; review the independent auditor's attestation and report on management's internal control report; and hold timely discussions with the independent auditors regarding the following:

     o    all critical accounting policies and practices;
     o all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditor;
     o other material written communications between the independent auditor and management including, but not limited to, the management letter and schedule of unadjusted differences; and
     o an analysis of the auditor's judgment as to the quality of the Company's accounting principles, setting forth significant reporting issues and judgments made in connection with the preparation of the financial statements.

8. At least annually, obtain and review a report by the independent auditor describing:

     o    the firm's internal quality control procedures;
     o any material issues raised by the most recent internal quality-control review, peer review, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the firm, and any steps taken to deal with any such issues; and
     o (to assess the auditor's independence) all relationships between the independent auditor and the Company.

9. Review and preapprove both audit and nonaudit services to be provided by the independent auditor (other than with respect to DE MINIMIS exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such preapproval reported to the audit committee at its next regularly scheduled meeting. Approval of nonaudit services shall be disclosed to investors in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934.

10. Set clear hiring policies, compliant with governing laws or regulations, for employees or former employees of the independent auditor.

FINANCIAL REPORTING PROCESSES AND ACCOUNTING POLICIES

11. In consultation with the independent auditors, review the integrity of the organization's financial reporting processes (both internal and external), and the internal control structure (including disclosure controls).

12. Review with management major issues regarding accounting principles and financial statement presentations, including any significant changes in the Company's selection or application of accounting principles, and major issues as to the adequacy of the Company's internal controls and any special audit steps adopted in light of material control deficiencies.

13. Review analyses prepared by management (and the independent auditor as noted in item 7 above) setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements.

14. Review with management the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company.

15. Establish and maintain procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting, or auditing matters.

16. Establish and maintain procedures for the confidential, anonymous submission by Company employees regarding questionable accounting or auditing matters.

Legal Compliance and Risk Management

17. Review, with the organization's counsel, any legal matter that could have a significant impact on the organization's financial statements.

18. Discuss policies with respect to risk assessment and risk management. Such discussions should include the Company's major financial and accounting risk exposures and the steps management has undertaken to control them.

Other Responsibilities

19. Review with the independent auditors and management the extent to which changes or improvements in financial or accounting practices, as approved by the Audit Committee, have been implemented. (This review should be conducted at an appropriate time subsequent to implementation of changes or improvements, as decided by the Committee.)

20. Prepare the report that the SEC requires be included in the Company's annual proxy statement.

21. Annually, perform a self-assessment relative to the Audit Committee's purpose, duties and responsibilities outlined herein.

22. Perform any other activities consistent with this Charter, the Company's by-laws and governing law, as the Committee or the Board deems necessary or appropriate.

     1. 23. Oversee compliance with the Company's Code of Conduct and oversee and review such code and recommend changes as necessary.