Form 10-Q
period 2005-09-30
CHARTERMAC
filed 2005-11-09
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               -----  -----


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                    -----  -----

As of October 31, 2005, 51,625,863 shares of the Registrant's shares of beneficial interest were outstanding.

                                TABLE OF CONTENTS

                                   CHARTERMAC

                                    FORM 10-Q


                                                                                                      PAGE
PART I
                Item 1.       Financial Statements                                                       3
                Item 2.       Management's Discussion and Analysis of Financial Condition and
                                  Results of Operations                                                 22
                Item 3.       Quantitative and Qualitative Disclosures about Market Risks               37
                Item 4.       Controls and Procedures                                                   38

PART II
                Item 1.       Legal Proceedings                                                         39
                Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds               39
                Item 3.       Defaults Upon Senior Securities                                           39
                Item 4.       Submission of Matters to a Vote of Security Holders                       39
                Item 5.       Other Information                                                         39
                Item 6.       Exhibits                                                                  40

SIGNATURES                                                                                              41


     See accompanying notes to condensed consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 September 30,     December 31,
                                                                                     2005              2004
                                                                                 -------------    -------------

                                     ASSETS
Mortgage revenue bonds - at fair value                                            $ 2,074,786      $ 2,100,720
Other investments                                                                     174,841          187,506
Cash and cash equivalents - including restricted cash of $35,107 and $25,879          140,947           97,166
Deferred costs - net of amortization of $16,436 and $11,566                            21,219           28,559
Goodwill and intangible assets, net                                                   474,887          416,282
Other assets                                                                          140,804           46,392
Loan to affiliate                                                                        --              4,600
Investments held by consolidated partnerships                                       2,851,625        2,527,455
Other assets of consolidated partnerships                                             564,552          328,559
                                                                                  -----------      -----------

Total assets                                                                      $ 6,443,661      $ 5,737,239
                                                                                  ===========      ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Financing arrangements                                                          $ 1,228,394      $ 1,068,428
  Preferred shares of subsidiary (subject to mandatory repurchase)                    273,500          273,500
  Notes payable                                                                       173,372          174,454
  Accounts payable, accrued expenses and other liabilities                            180,279          154,104
  Notes payable and other liabilities of consolidated partnerships                  1,487,394        1,307,093
                                                                                  -----------      -----------

Total liabilities                                                                   3,342,939        2,977,579
                                                                                  -----------      -----------

Minority interests in consolidated subsidiaries                                       270,888          271,419
                                                                                  -----------      -----------
Preferred shares of subsidiary (not subject to mandatory repurchase)                  104,000          104,000
                                                                                  -----------      -----------
Partners' interests in consolidated partnerships                                    1,725,319        1,501,519
                                                                                  -----------      -----------

Commitments and contingencies

Shareholders' equity:
  Beneficial owners' equity:
     4.4% Convertible CRA preferred shares; no par value (2,160 shares issued
        and outstanding in 2005 and none issued and outstanding in 2004)              104,726               --
     Convertible CRA shares; no par value (6,552 shares issued and
      outstanding in 2005 and 2004)                                                   106,481          108,745
     Special preferred voting shares; no par value (14,960 shares issued and outstanding in 2005 and 15,172 shares issued and outstanding in
                                                                         2004)            150              152
     Common shares; no par value (100,000 shares authorized; 51,842 shares issued and 51,601 outstanding in 2005 and 51,363 shares issued and
      51,229 outstanding in 2004)                                                     762,421          773,165
  Restricted shares granted                                                            (5,389)          (7,922)
  Treasury shares of beneficial interest - common, at cost (241 shares in
   2005 and 134 shares in 2004)                                                        (5,449)          (2,970)
  Accumulated other comprehensive income                                               37,575           11,552
                                                                                  -----------      -----------
Total shareholders' equity                                                          1,000,515          882,722
                                                                                  -----------      -----------

Total liabilities and shareholders' equity                                        $ 6,443,661      $ 5,737,239
                                                                                  ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                Three Months Ended             Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                             ------------------------      ------------------------
                                                                                2005           2004           2005           2004
                                                                             ---------      ---------      ---------      ---------
Revenues:
  Mortgage revenue bond interest income                                      $  36,482      $  33,027      $ 110,221      $  97,365
  Other interest income                                                          4,856          3,599         12,425          5,528
  Fee income                                                                    24,369         16,529         58,952         46,445
  Other revenues                                                                 5,985          2,463         15,504          6,809
  Revenues of consolidated partnerships                                          7,349          3,766         19,403          6,556
                                                                             ---------      ---------      ---------      ---------
     Total revenues                                                             79,041         59,384        216,505        162,703
                                                                             ---------      ---------      ---------      ---------

Expenses:
  Interest expense                                                              14,758          8,297         40,598         22,424
  Interest expense of consolidated partnerships                                  6,342          6,569         19,364         13,258
  Interest expense - distributions to preferred shareholders of subsidiary       4,724          4,724         14,173         14,173
  General and administrative                                                    29,348         26,253         88,168         71,236
  Depreciation and amortization                                                 16,302          7,864         33,467         22,553
  Loss on impairment of assets                                                     803            610          1,902            610
  Other expenses of consolidated partnerships                                   14,435         10,917         40,062         19,398
                                                                             ---------      ---------      ---------      ---------
     Total expenses                                                             86,712         65,234        237,734        163,652
                                                                             ---------      ---------      ---------      ---------

Loss before other income                                                        (7,671)        (5,850)       (21,229)          (949)

Equity and other income                                                            612            611          2,062          1,731
Gain on sale of loans and repayment of mortgage revenue bonds                    3,962            566         10,886          5,863
Loss on investments held by consolidated partnerships                          (65,353)       (46,434)      (181,915)       (95,111)
                                                                             ---------      ---------      ---------      ---------

Loss before allocations and income taxes                                       (68,450)       (51,107)      (190,196)       (88,466)

Income allocated to preferred shareholders of subsidiary                        (1,557)        (1,556)        (4,669)        (2,386)
Minority interests in consolidated subsidiaries, net of tax                     (7,626)        (7,432)       (21,572)       (20,252)
Loss allocated to partners of consolidated partnerships                         91,295         70,174        255,628        141,992
                                                                             ---------      ---------      ---------      ---------

Income before income taxes                                                      13,662         10,079         39,191         30,888
Income tax benefit                                                               5,016          4,832         13,716         14,644
                                                                             ---------      ---------      ---------      ---------

Net income                                                                   $  18,678      $  14,911      $  52,907      $  45,532
                                                                             =========      =========      =========      =========

Allocation of net income to:
  4.4% Convertible CRA preferred shareholders                                $     832      $      --      $     832      $      --
  Common shareholders                                                           15,832         13,098         46,185         39,268
  Convertible CRA shareholders                                                   2,014          1,813          5,890          6,264
                                                                             ---------      ---------      =========      ---------
     Total                                                                   $  18,678      $  14,911      $  52,907      $  45,532
                                                                             =========      =========      =========      =========

Net income per share:
  Basic                                                                      $    0.31      $    0.26      $    0.90      $    0.85
                                                                             =========      =========      =========      =========
  Diluted                                                                    $    0.31      $    0.26      $    0.89      $    0.84
                                                                             =========      =========      =========      =========

Weighted average shares outstanding:
  Basic                                                                         58,059         57,708         57,927         53,794
                                                                             =========      =========      =========      =========
  Diluted                                                                       61,040         58,112         59,135         54,220
                                                                             =========      =========      =========      =========

Dividends declared per share                                                 $    0.41      $    0.41      $    1.23      $    1.16
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

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Nine months Ended
                                                                         September 30,
                                                                   ------------------------
                                                                      2005           2004
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  52,907      $  45,532
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of mortgage revenue bonds                        (1,930)          (217)
   Loss on impairment of assets                                        1,902            610
   Depreciation and amortization                                      33,467         22,553
   Income allocated to preferred shareholders of subsidiary            4,669          2,386
   Income allocated to minority interests in consolidated
    subsidiaries                                                      21,572         20,252
   Non-cash compensation expense                                       5,419         10,610
   Other non-cash expense                                              3,344          2,102
   Deferred taxes                                                    (12,312)       (16,670)
   Changes in operating assets and liabilities:
    Mortgage servicing rights                                         (9,719)        (5,642)
    Mortgage loans receivable                                        (45,794)         6,333
    Loan to affiliate                                                  4,600        (15,361)
    Deferred income                                                   11,548         28,000
    Other assets                                                     (35,599)       (20,428)
    Accounts payable, accrued expenses and other liabilities             956             85
                                                                   ---------      ---------
Net cash provided by operating activities                             35,030         80,145
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Mortgage loans repaid                                               2,996             --
   Repayments of  mortgage revenue bonds and notes                    84,210         36,245
   Mortgage revenue bond acquisitions and fundings                  (225,159)      (239,888)
   Acquisitions, net of cash acquired                                   (290)          (919)
   Loans to Capri Capital                                             (8,011)       (84,000)
   Advances to partnerships                                          (97,181)      (133,078)
   Collection of advances to partnerships                            104,742        103,471
   Deferred investment acquisition costs                              (1,312)        (2,584)
   Decrease (increase) in cash and cash equivalents -
    restricted                                                        (8,552)           964
   Other investing activities                                        (10,625)        18,660
                                                                   ---------      ---------

Net cash used in investing activities                               (159,182)      (301,129)
                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                     (71,747)       (59,997)
   Distributions to preferred shareholders of subsidiary              (4,739)          (830)
   Distributions to Special Common Unit and Special Membership
    Unit holders                                                     (25,894)       (19,869)
   Proceeds from financing arrangements                              315,310        147,085
   Repayments of financing arrangements                             (155,360)       (73,429)
   Increase in notes payable                                          (1,082)        23,388
   Issuance of common shares                                             (93)       110,802
   Issuance of preferred subsidiary shares                                --        104,000
   Issuance of preferred shares                                      108,000             --
   Proceeds from stock options exercised                                 248            309
   Retirement of special preferred voting shares                          (2)           (10)
   Treasury stock purchases                                           (2,479)        (1,328)
   Deferred financing costs                                           (3,457)        (9,697)
                                                                   ---------      ---------

Net cash provided by financing activities                            158,705        220,424
                                                                   ---------      ---------

Net increase (decrease) in cash and cash equivalents                  34,553           (560)
                                                                   ---------      ---------

Cash and cash equivalents at the beginning of the year                71,287         58,257
                                                                   ---------      ---------

Cash and cash equivalents at the end of the period                 $ 105,840      $  57,697
                                                                   =========      =========


                                   (continued)

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Nine months Ended
                                                                                           September 30,
                                                                                   -----------------------------
                                                                                      2005              2004
                                                                                   -----------       -----------
SUPPLEMENTAL INFORMATION:

Acquisition activity:
--------------------

   Conversion of note receivable                                                   $    70,000
   Issuance of subsidiary equity                                                         7,500
   Decrease in minority interest                                                        (4,200)
   Increase in mortgage servicing rights                                               (40,974)
   Increase in cash and cash equivalents - restricted                                     (676)
   Increase in other investments                                                        (7,787)
   Increase in goodwill                                                                (31,641)
   Increase in intangible assets                                                        (3,213)
   Increase in other assets                                                             (6,239)
   Increase in accounts payable, accrued expenses and other liabilities                  5,549
   Increase in deferred income                                                          11,391
                                                                                   -----------

Net cash paid for acquisitions                                                     $      (290)
                                                                                   ===========

Supplemental disclosure of non-cash activities relating to adoption of FIN 46R:

    Decrease in mortgage revenue bonds                                                               $    34,281
    Increase in investments held by consolidated partnerships                                         (2,394,398)
    Increase in other assets of consolidated partnerships                                               (287,410)
    Increase in notes payable and other liabilities of consolidated partnerships                       1,228,065
    Increase in partners' interests of consolidated partnerships                                       1,419,462
                                                                                                     -----------
                                                                                                     $        --
                                                                                                     ===========

Restricted share grants                                                            $     1,209       $        59
                                                                                   ===========       ===========
Conversion of SCUs to common shares                                                $     3,271       $    17,789
                                                                                   ===========       ===========
Issuance of SMUs in exchange for investment                                        $    11,576
                                                                                   ===========


    See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries. For the entities identified throughout this document as "consolidated partnerships", the financial information included is as of and for the periods ended June 30, 2005, the latest practical date available. As we began consolidating such partnerships upon our adoption of FIN 46(R) as of March 31, 2004, the operating results for the first nine months of 2004 only include those of these consolidated partnerships for a six-month period.

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

Certain amounts from prior years have been reclassified to conform to the 2005 presentation, including the reclassification of deferred charges and deferred revenue accounts associated with our mortgage revenue bond portfolio that are now incorporated within the calculation of unrealized gain on investments. The reclassification for December 31, 2004, reduced deferred charges by $27.9 million, reduced deferred revenues by $10.6 million, and reduced accumulated other comprehensive income by $17.3 million (see Note 13).

NOTE 2 - ACQUISITIONS

In the first quarter of 2005, we purchased the remaining 13% of CharterMac Mortgage Capital Corporation ("CMC") that we had not previously owned and made the final payments under the terms of the original purchase agreement. The total purchase price of these two items was $7.9 million, $7.5 million of which we paid in cash. This transaction resulted in $3.6 million of additional goodwill.

Effective March 1, 2005, we purchased 100% of the ownership interests of Capri Capital Limited Partnership ("CCLP"). The initial purchase price was $70.0 million plus $1.8 million of acquisition costs. Subsequently, the sellers earned $15.0 million of additional consideration based on the 2004 financial results of CCLP's mortgage banking business. The initial purchase price of $70.0 million was paid via conversion into equity of an existing loan to CCLP and its affiliates (collectively "Capri") (see Note 4). Of the additional $15.0 million contingent consideration, we issued subsidiary equity units for half of the amount (see Note 9), and paid all but approximately $1.7 million (subject to contractual hold backs) of the balance in cash. Operations of CCLP were merged into those of CMC.

The acquisition of CCLP was accounted for as a purchase and, accordingly, the results of operations are included in the condensed consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets acquired and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired and liabilities assumed was recognized as goodwill of approximately $28.9 million. Certain allocations are preliminary as of September 30, 2005, and may be refined as we gather further information.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



Pro forma financial results for CCLP are not presented, as the acquisition was not material to our assets, revenues or net income.

NOTE 3 - MORTGAGE REVENUE BONDS

The following table summarizes our mortgage revenue bond portfolio:


                                                September 30,       December 31,
             (In thousands)                         2005                2004
------------------------------------------      -------------       -----------
Unamortized cost basis                           $ 2,247,966        $ 2,116,213
Gross unrealized gains                                56,583             41,643
Gross unrealized losses                              (18,589)           (22,849)
                                                 -----------        -----------
Subtotal/fair value                                2,285,960          2,135,007
  Less: eliminations (1)                            (211,174)           (34,287)
                                                 -----------        -----------
Total fair value per balance sheet               $ 2,074,786        $ 2,100,720
                                                 ===========        ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, at September 30, 2005, is summarized in the table below:


                           Less than       12 Months
(Dollars in thousands)     12 Months        or More          Total
-----------------------   -----------     -----------      ----------
Number of bonds                  58              76             134
Fair value                 $326,893         573,768         900,661
Gross unrealized loss      $  7,253          11,336          18,589


The unrealized losses related to these mortgage revenue bonds are due primarily to changes in interest rates, in that we calculate present values based upon future cash flows from the bonds and discount these cash flows at the current rate on our recent bond issuances; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds to recovery and have therefore concluded that these declines in value are temporary.

The following summarizes the maturity dates of our mortgage revenue bonds, all of which have fixed interest rates:


                                                                           Weighted
                                           Outstanding                      Average
         (In thousands)                    Bond Amount     Fair Value    Interest Rate
----------------------------------         -----------     ----------    -------------
Due in less than one year                  $   13,611      $   12,031         8.52%
Due between one and five years                 19,602          19,443         6.20
Due after five years                        2,215,288       2,254,486         6.64
                                           ----------      ----------         ----
Total / Weighted Average                    2,248,501       2,285,960         6.65%
                                                                              ====
   Less: eliminations (1)                    (223,125)       (211,174)
                                           ----------      ----------
Total                                      $2,025,376      $2,074,786
                                           ==========      ==========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



The following table summarizes our acquisition activity and additional fundings to previously acquired mortgage revenue bonds for the nine months ended September 30, 2005.


                                                            Weighted         Weighted
                                                             Average          Average
                                           Outstanding    Construction       Permanent
         (In thousands)                    Bond Amount    Interest Rate    Interest Rate
----------------------------------         -----------    -------------    -------------
 Construction/rehabilitation properties    $  213,608         5.68%            6.42%
 Additional funding of existing bonds      $   11,551         5.42%            6.61%


During the nine months ended September 30, 2005, eleven mortgage revenue bonds were repaid generating net proceeds of approximately $65.5 million. The bonds had an aggregate net book value of approximately $63.6 million, resulting in a gain of approximately $1.9 million.

At September 30, 2005, $2.2 billion of mortgage revenue bonds were securitized or pledged as collateral for our borrowing facilities. Fourteen of these bonds, with a fair value of approximately $177.5 million, are eliminated in consolidation as noted in the tables above.

In May 2005, an affiliate of ours foreclosed upon the properties underlying three of our mortgage revenue bonds which had an aggregate carrying value of $34.5 million as of September 30, 2005. We have obtained valuations as of the foreclosure date indicating that the fair values of the properties are in excess of our carrying amounts. As a result, management has concluded that there was no impairment related to these foreclosures. We are actively marketing the properties for sale and, as such, the properties are classified as Real Estate Owned - Held for Sale within Other Assets on the condensed consolidated balance sheet.

In the third quarter of 2005, we agreed in principle to revise the terms of a mortgage revenue bond. In connection with this agreement, we recognized an impairment of the asset and recorded a charge of $803,000.

See also Note 12 regarding the status of other mortgage revenue bonds in our portfolio for which we have assumed the general partner interest in the associated property-level partnership and the impairment charge related to one of those bonds.

NOTE 4 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:


                                                         September 30,   December 31,
                (In thousands)                               2005            2004
--------------------------------------------------       ------------    -----------
Investment in equity interests in LIHTC properties         $ 32,331       $ 40,132
Investment in properties under development                    3,397          3,157
Investment in ARCap                                          19,054         19,054
Capri loans and preferred stock                              26,092         84,000
Mortgage loans receivable                                    73,274         27,480
Other investments                                            20,693         13,683
                                                           --------       --------
   Total other investments                                 $174,841       $187,506
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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



In August 2005, in connection with an acquisition CCA consummated, we issued approximately $4.1 million of subsidiary equity (see Note 9) and received a preferred interest in CCA. In addition, we have advanced approximately $2.0 million to CCA through September 30, 2005, in connection with this acquisition. The preferred interest and advances earn a 10.0% rate of return.

"Other investments" includes $5.0 million invested in a fund sponsored by CCA.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:


                                                    September 30,      December 31,
        (In thousands)                                  2005              2004
------------------------------                      ------------       -----------
Goodwill                                              $237,378          $206,397
Mortgage servicing rights, net                          69,413            32,366
Other intangible assets, net                           168,096           177,519
                                                      --------          --------

Total                                                 $474,887          $416,282
                                                      ========          ========


A. GOODWILL

The following table provides information regarding goodwill by segment:


                                            Fund         Mortgage
       (In thousands)                    Management      Banking        Total
-----------------------------            ----------     ---------     ---------
Balance at December 31, 2004             $ 200,153      $   6,244     $ 206,397
Additions (see Note 2)                        --           32,486        32,486
Reductions                                  (1,505)          --          (1,505)
                                         ---------      ---------     ---------
Balance at September 30, 2005            $ 198,648      $  38,730     $ 237,378
                                         =========      =========     =========


The reduction in Fund Management goodwill pertained to the conversion of SCUs (see Note 9), the deferred tax impact of which served to effectively lower the purchase price of Related Capital Company LLC ("RCC").

The increase in Mortgage Banking goodwill relates to the acquisition of CCLP and the purchase of the remainder of CMC (see Note 2).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                         Estimated
                                           Useful
                                            Life              Gross                  Accumulated
              (In thousands)             (in Years)      Carrying Amount             Amortization                     Net
----------------------------------------- --------- -------------------------  -------------------------  -------------------------
                                                    September 30, December 31, September 30, December 31, September 30, December 31,
                                                        2005         2004          2005         2004          2005         2004
                                                    ------------  -----------  ------------  -----------  ------------  -----------
Amortized identified intangible assets:
  Trademarks and trade names                21.0      $ 25,100      $ 25,100     $  2,234      $  1,338      $ 22,866     $ 23,762
  Partnership service contracts              9.4        47,300        47,300        9,453         5,661        37,847       41,639
  Transactional relationships               16.7       103,000       103,000       15,757         9,436        87,243       93,564
  General partner interests                  9.0         5,100         5,100        1,059           634         4,041        4,466
  Joint venture developer relationships      5.0         4,800         4,800        1,795         1,075         3,005        3,725
  Mortgage banking broker relationships      5.0         1,080            --          126            --           954           --
  Other identified intangibles               9.3         4,427         4,427        3,060         2,703         1,367        1,724
                                            ----      --------      --------     --------      --------      --------     --------
Subtotal/weighted average life              14.7       190,807       189,727       33,484        20,847       157,323      168,880
                                            ====

Unamortized identified
  intangible assets:
  Mortgage banking licenses and approvals               10,773         8,639           --            --        10,773        8,639
                                                      --------      --------     --------      --------      --------     --------

Total identified intangible assets                    $201,580      $198,366     $ 33,484      $ 20,847      $168,096     $177,519
                                                      ========      ========     ========      ========      ========     ========

                                                                                   2005          2004
                                                                                 --------      --------
Amortization expense recorded
  for the nine months ended September 30,                                        $ 12,637      $ 12,511
                                                                                 ========      ========


The amortization of "other identified intangibles" (approximately $477,000 per year) is included as a reduction to mortgage revenue bond interest income as they pertain to the acquisition of such bond investments.

NOTE 6 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

In March 2005, we terminated our $100.0 million fixed-rate securitization and remarketed the borrowings under the Merrill Lynch P-FLOATs/RITESSM program.

Our $75.0 million secured revolving tax-exempt bond warehouse line expired on March 31, 2005. There were no outstanding borrowings when it expired.

Our RCC warehouse line was extended until October 2006. The terms of the renewed line are similar to previous terms except that the rate was reduced to LIBOR plus 1.70% from LIBOR plus 2.00%.

Our $91.0 million Capri acquisition line was extended pending its replacement with a new facility from the same lender.

NOTE 7 - DERIVATIVE INSTRUMENTS

As of September 30, 2005, we had interest rate swaps with an aggregate notional amount of $589.3 million, which are designated as cash flow hedges on the variable interest payments on our floating rate securitizations. These swaps are recorded at fair market value, with changes in fair market value recorded in accumulated other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows.

We entered into our first swap with a notional amount of $50.0 million in 2001. We entered into several additional swap agreements during 2003 and 2004, which had inception dates of January 2005 and notional amounts totaling $450.0 million. We also entered into seven swaps with aggregate notional amounts of approximately $89.3 million during 2004 and 2005, which went into effect in the same periods. During the period between the dates we entered into the swaps and the effective dates, we measured their effectiveness using the hypothetical swap method. There was no ineffectiveness in the hedging relationship of any of our swaps during the nine months ended September 30, 2005.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



We expect all of the swaps will be highly effective in achieving offsetting changes in cash flows throughout their terms.

At September 30, 2005, those interest rate swaps for which we were in a net liability position were recorded in accounts payable, accrued expenses and other liabilities in the amount of $5.6 million. Those swaps for which we are in a net asset position are recorded in other assets in the amount of $4.6 million. Interest expense includes approximately $2.0 million and $4.9 million for the three and nine months ended September 30, 2005, respectively, and approximately $356,000 and $1.4 million for the three and nine months ended September 30, 2004, respectively, for amounts paid or payable under the swap agreements.

We estimate that approximately $2.3 million of the net unrealized loss included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:


                                              September 30,       December 31,
         (In thousands)                           2005                2004
---------------------------------             ------------        ------------
Deferred income                                 $ 69,309            $ 48,157
Distributions payable                             39,771              38,859
Deferred taxes                                    14,463              29,898
Other                                             56,736              37,190
                                                --------            --------

Total                                           $180,279            $154,104
                                                ========            ========


NOTE 9 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Minority interests in consolidated subsidiaries consisted of the following:


                                              September 30,       December 31,
         (In thousands)                           2005                2004
---------------------------------             ------------       -------------
Convertible Special Common Units
   ("SCUs") of a subsidiary                     $259,362            $267,025
Convertible Special Membership
   Units ("SMUs") of a subsidiary                 11,526                  --
CMC                                                   --               4,394
                                                --------            --------

Total                                           $270,888            $271,419
                                                ========            ========


Income allocated to minority interests was as follows:


                                   Three Months                 Nine months
                                      Ended                        Ended
                                   September 30,               September 30,
                              ----------------------      ----------------------
(in thousands)                  2005          2004          2005          2004
                              --------      --------      --------      --------
Convertible SCUs              $  7,467      $  7,577      $ 21,358      $ 20,032
Convertible SMUs                   159            --           214            --
CMC                                 --          (145)           --           220
                              --------      --------      --------      --------

Total                         $  7,626      $  7,432      $ 21,572      $ 20,252
                              ========      ========      ========      ========


A majority of the convertible SMUs were issued in connection with the CCLP acquisition and the minority interest in CMC was purchased during the first quarter of 2005 (See Note 2). Additional SMUs were issued in connection with a preferred investment in CCA (see Note 4).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



In the first nine months of 2005, the holders of approximately 252,000 SCUs converted the units to an equivalent number of common shares, and the related special preferred voting shares were redeemed at par.

NOTE 10 - SHAREHOLDERS' EQUITY

In July 2005, we issued approximately 2.2 million 4.4% Cumulative Perpetual Convertible Community Reinvestment Act Preferred Shares ("4.4% Convertible CRA Preferred Shares") for gross proceeds of $108.0 million. Net of underwriters fees and expenses, our net proceeds were approximately $104.7 million. The shares carry a cumulative preferred 4.4% return based upon the liquidation amount of $50 per share and have no stated maturity. Beginning July 2008, holders of the shares may convert them into approximately 3.9 million common shares, and we may also redeem the shares at our option. The shares are also subject to remarketing provisions beginning in July 2015. These shares have no voting rights. Meridian Investments acted as placement agent for this offering.

NOTE 11 - RELATED PARTY TRANSACTIONS

General and administrative expense includes shared services fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company controlled by our chairman. These fees totaled $122,000 and $392,000 for the three and nine months ended September 30, 2005, respectively, and $1.2 million and $3.1 million for the three and nine months ended September 30, 2004, respectively.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage. These fees, which are included in other expenses of consolidated partnerships, totaled approximately $839,000 and $2.2 million for the three and nine months ended September 30, 2005, respectively, and approximately $604,000 and $1.2 million for the three and nine months ended September 30, 2004, respectively.

We collect asset management, incentive management and expense reimbursement fees from American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust that we manage. These fees, which are included in fund sponsorship income, totaled approximately $2.0 million and $3.5 million for the three and nine months ended September 30, 2005, respectively, and approximately $611,000 and $1.8 million for the three and nine months ended September 30, 2004, respectively.

In June 2004, we entered into an unsecured revolving credit facility (the "Revolving Facility") with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used by AMAC to purchase new investments. The Revolving Facility expires in June 2006. In the opinion of management, the terms of this facility are consistent with those of loan transactions with independent third parties. As of September 30, 2005, there were no outstanding advances to AMAC under this facility. Interest income earned from this facility for the nine months ended September 30, 2005, was approximately $73,000, all of which was recorded in the first quarter of 2005 and for the three and nine months ended September 31, 2004, there was approximately $26,000 in income earned.

NOTE 12 - PRS / CRG

PRS Companies ("PRS") and Capitol Realty Group ("CRG") are sponsors of certain Low-Income Housing Tax Credit ("LIHTC") partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. Information with respect to these partnerships is set forth in the table below. A construction company affiliate of PRS also served as general contractor for those partnerships.

After PRS approached us to discuss financial difficulties in its construction company, we conducted a thorough review regarding its financial condition (and that of its guarantors) and determined that the PRS construction company was experiencing significant financial difficulties, so that the transfer of control of the PRS and CRG general partnership interests to entities affiliated with us
- and the orderly termination of unfulfilled construction contracts - was in our best interest. We could then install new general contractors to complete construction and capable property managers to complete leasing. We determined that, if we did not obtain control of the partnerships, a bankruptcy filing by or against PRS would be adverse to our interests as it would likely result in the reduction or cessation of bond payments, could possibly endanger our various tax credit equity investments, and would result in delays in construction completion, the financial impact of which could not be quantified.

In April 2005, affiliates of ours acquired by assignment the general partnership interests owned by PRS in seven of the "PRS Partnerships" indicated in the table below. We sought control of the PRS Partnerships because PRS' financial difficulties caused construction finance shortfalls that created liquidity problems for those partnerships. As a result, settlement agreements were entered into by and amongst the PRS Partnerships, the PRS project owners, the guarantors, various affiliates of ours and other third parties (the "PRS

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



Settlements"). The PRS Settlements provide for, among other things:

o    the termination of the PRS construction contracts;
o    the settlement of construction claims and release of liens;
o    the termination of management agreements for the PRS projects;
o    the assignment of the development agreements to our affiliates;
o the assignment of the interest in the general partner of each of the PRS Partnerships to our affiliates;
o the termination of PRS' obligations under the payment and performance bonds for each project; and
o    mutual releases by and amongst the PRS Settlement parties.

The PRS Settlement Agreements are, in essence, a complete cessation of business between us and PRS.

Also in April, affiliates of ours acquired by assignment the general partnership interests owned by CRG in five of the "CRG Partnerships" indicated in the table below. We sought control of the CRG Partnerships because PRS was the construction general contractor for those partnerships and PRS' financial difficulties caused construction finance shortfalls that have created liquidity problems for those partnerships. We entered into settlement agreements by and amongst the CRG Partnerships, the CRG project owners, the guarantors, various affiliates of ours and other third parties (the "CRG Settlements"). The CRG Settlement Agreements provide for, among other things:

o    the termination of the PRS construction contracts;
o the assignment of each of the CRG project's development agreements to an affiliate of CRG subject to reassignment to CRG as discussed below;
o a $5.0 million non-revolving line of credit from us to be used to stabilize the CRG Partnerships which is collateralized by contractual rights to development fees to CRG and its affiliates to receive fees and other consideration. This includes interim loans to satisfy amounts due to subcontractors, material suppliers and other vendors providing materials and/or services on the CRG projects through September 30, 2005, we had advanced $2.2 million on this line of credit;
o    reaffirmation of various guarantee agreements;
o    the assignment of the interests in the CRG Partnerships to our affiliates;
o an operating agreement, whereby an affiliate of CRG will operate the CRG projects subject to our discretion; and
o various releases by and amongst the CRG Settlement parties, excluding any reaffirmation of guaranty agreements and any other exclusions set forth in the CRG Settlement Agreements.

The CRG Settlement Agreements also provide that the general partnership interests will be returned to CRG if they provide us with a letter of credit to secure advances made and/or such advances are paid in full by a date certain.

Additionally, there were two other projects, for which PRS was the construction company--O'Fallon and Peine Lakes (the "GCG Partnerships"). With respect to the O'Fallon project, in August 2005 the Gundaker Commercial Group, Inc and its affiliates ("GCG") and our affiliates negotiated a letter of intent which provides for:

o    additional mortgage debt financing by an affiliate of ours;
o the assignment of a portion of our affiliates interest in the O'Fallon Partnership to an affiliate of GCG;
o    the execution of a new construction contract; and
o    amendments to several fee agreements.

With respect to the Peine Lakes project, it continues to move along its construction phase and is now approximately 90% complete. GCG has agreed to fund approximately $1.0 million into the Peine Partnership to aid in any cost overruns and any amounts due and owing as a result of the action of PRS on the project.

In addition to the PRS Partnerships, CRG Partnerships and CGC Partnerships described above, we own bonds that finance other partnerships in which PRS was the general partner or in which CRG is the general partner and PRS was the construction general contractor. These partnerships are also summarized in the table below. On those deals in which our funds are not the equity sponsor, we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we may exercise our available remedies to protect our investments. In those situations, there is substantial equity in the form of LIHTCs in addition to the real estate, both of which are our collateral.

There can be no assurance that a bankruptcy by or against PRS or its affiliates may not give rise to additional claims concerning these partnerships.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



Our potential exposure falls into three categories as follows:

o CASH REQUIRED TO BRING THE PROPERTIES TO BREAK-EVEN OPERATION - Our current estimate of the maximum amount of cash that we may need to provide to bring the properties to break-even operation, taking into account delays in construction, is approximately $10.0 million. This estimate is based upon our initial analyses and information provided by the developer, and may increase due to unforeseen construction delays and other factors, while the amount may be reduced by additional contributions by investors (which may generate additional tax credits), reserves at the property level, syndication of state tax credits or other factors. Through September 30, 2005, we had advanced $5.4 million to the partnerships. These advances, and additional loans, will be assessed periodically for collectibility and the impact on the potential impairment of existing mortgage revenue bonds. Given existing loan-to-value ratios and the variability of the likelihood of funding, we can not yet determine the ultimate amount of any such loans. At present, we do not anticipate that any such loans would require a charge to expense.

o POTENTIAL IMPACT ON MORTGAGE REVENUE BONDS - Our current estimate, based on available information, is that expected cash flows from the underlying properties are sufficient to provide debt service. As a result, we do not believe that there is other-than-temporary impairment of any of the affected bonds, except as noted below.

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

As a result of our analysis of the affected properties, we determined that the development of one property in the early stages of construction should not be continued. We plan to exercise our right to foreclosure as holder of the first mortgage and will be able to recover much of the funds advanced through the mortgage revenue bond as well as take ownership of the underlying land. Based upon the funds available to recover and the estimated value of the land, we recognized a write-down of approximately $1.1 million in the second quarter of 2005. This property was included in a credit enhanced RCC sponsored fund, and we exercised a right of substitution to remove it from that fund and replaced it with other properties.

We have consolidated the partnerships for which we have assumed the general partnership interests (except for the GCG Partnerships, which do not give our affiliates operational control of the partnerships) effective April 2005.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



The partnerships in question are summarized as follows:


                                                                                                            (In thousands)
                                                                                                                    Fair Value of
                                    CharterMac                                                                        Mortgage
                                    Holds  or        RCC                                                 Loan         Revenue
                                    Will Hold     Sponsored    Included in                    Third     Amounts        Bonds
                                     Mortgage      Fund is        Credit         RCC         Parties   Upon Full    Oustanding at
                                     Revenue       Equity        Enhanced      Holds GP      Provided     Draw      September 30,
                        Number         Bond        Partner        Funds        Interest       Equity      Down          2005
                       --------     ----------    ----------   ------------    --------      --------  ----------   -------------
PRS
  PARTNERSHIPS
Construction               3             3             2             2             2             1      $ 30,700      $ 23,007
Lease-Up                   8             7             4             2             4             4        91,400        89,144
Rehab                      2             2             1             1             1             1        30,400        30,251
Stabilized                 2             2            --            --            --             2        18,835        18,822
                       ----------------------------------------------------------------------------------------------------------
Subtotal PRS
  Deals                   15            14             7             5             7             8       171,335       161,224
                       ----------------------------------------------------------------------------------------------------------

CRG
  PARTNERSHIPS
Construction               2             2             2            --             2            --        17,680            --
Lease-Up                   3             3             3             2            --            --         8,300         7,897
Rehab                      3             3             3             3             3            --        71,650        69,496
Stabilized                --            --            --            --            --            --            --            --
                       ----------------------------------------------------------------------------------------------------------
Subtotal CRG
  Deals                    8             8             8             5             5            --        97,630        77,393
                       ----------------------------------------------------------------------------------------------------------

GCG
  PARTNERSHIPS
Construction               2             2             2             1            --            --        27,770        15,010
Lease-Up                  --            --            --            --            --            --            --            --
Rehab                     --            --            --            --            --            --            --            --
Stabilized                --            --            --            --            --            --            --            --
                       ----------------------------------------------------------------------------------------------------------
Subtotal GCG
  Deals                    2             2             2             1            --            --        27,770        15,010
                       ----------------------------------------------------------------------------------------------------------

Total                     25            24            17            11            12             8      $296,735      $253,627
                       ==========================================================================================================


NOTE 13 - COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2005 and 2004, was as follows:


                                                                          Nine months Ended
                                                                             September 30,
                                                                       ----------------------
                         (In thousands)                                  2005          2004
------------------------------------------------------------------     --------      --------
Net income                                                             $ 52,907      $ 45,532
Net unrealized gain (loss) on interest rate derivatives                   2,296        (4,113)
Net unrealized gain on marketable securities                                 29          --
Net unrealized gain (loss) on mortgage revenue bonds:
   Unrealized gain(loss) during the period                               25,629       (15,714)
   Reclassification adjustment for net gain included in net income       (1,930)         (217)
                                                                       --------      --------
Comprehensive income                                                   $ 78,931      $ 25,488
                                                                       ========      ========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



NOTE 14 - EARNINGS PER SHARE

For basic EPS, the number of shares includes common and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares"), as the Convertible CRA Shares have the same economic benefits as common shares, and income represents net income less dividends for the 4.4% Convertible CRA Preferred Shares.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and unvested share grants is calculated using the treasury stock method. The dilutive effect of 4.4% Convertible CRA Preferred Shares and our subsidiaries' SCUs and SMUs is calculated using the "if-converted method". The SCUs and SMUs are antidilutive, because while the shares are convertible on a one-to-one basis, the dividends paid are greater than the dividends paid per common share.


                                         Three Months Ended September 30, 2005    Nine months Ended September 30, 2005
                                         -------------------------------------    ------------------------------------
(In thousands, except per share amounts)   Income       Shares      Per Share       Income       Shares     Per Share
----------------------------------------  --------      ------      ---------      --------      ------     ---------
Basic EPS                                 $17,846       58,059       $   0.31      $52,075       57,927      $   0.90
                                                                     ========                                ========
  Assumed conversion of 4.4%                  832        2,674                         832          901
   Convertible CRA Preferred Shares
Effect of other dilutive securities            --          307                          --          307
                                          -------       ------                     -------       ------
Diluted EPS                               $18,678       61,040       $   0.31      $52,907       59,135      $   0.89
                                          =======       ======       ========      =======       ======      ========


                                         Three Months Ended September 30, 2005    Nine months Ended September 30, 2005
                                         -------------------------------------    ------------------------------------
                                           Income       Shares      Per Share       Income       Shares     Per Share
                                          --------      ------      ---------      --------      ------     ---------
Basic EPS                                 $14,911       57,708       $   0.26      $45,532       53,794      $   0.85
                                                                     ========                                ========
Effect of other dilutive securities            --          404                          --          426
                                          -------       ------                     -------       ------
Diluted EPS                               $14,911       58,112       $   0.26      $45,532       54,220      $   0.84
                                          =======       ======       ========      =======       ======      ========


NOTE 15 - BUSINESS SEGMENTS

We operate in four business segments:

1. Portfolio Investing, which includes subsidiaries that invest in primarily tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income. The mortgage revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

2.   Fund Management, which includes:

o Subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these funds, we receive fee income for providing acquisition, asset management, underwriting, origination and other services;
o A subsidiary which provides advisory services to AMAC, an affiliated, publicly traded real estate investment trust; and
o Subsidiaries that participate in credit enhancement transactions, including providing credit enhancement for mortgage loans and providing specified returns to investors in LIHTC equity funds, in exchange for fees.

3. Mortgage Banking, which includes subsidiaries that originate and service primarily multifamily mortgage loans on behalf of third parties, primarily:

o    Fannie Mae;
o    the Federal Home Loan Mortgage Corporation ("Freddie Mac");
o    the Federal Housing Administration ("FHA"); and
o    insurance companies and conduits.

     In exchange for these origination and servicing activities, we receive origination and servicing fees.

4. Consolidated Partnerships, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have virtually no equity interest.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

In prior periods we had eliminated intersegment transactions from the results of the segment earning profits from such transactions. We have adjusted our presentation to reflect the full operations of each segment to better reflect the true operations of each business. We have reclassified prior years' segment results accordingly.

The following table provides more information regarding our segments:


                                                       Three Months Ended             Nine months Ended
                                                          September 30,                 September 30,
                                                    ------------------------      ------------------------
                  (In thousands)                       2005           2004           2005           2004
                                                    ---------      ---------      ---------      ---------
REVENUES
   Portfolio Investing                              $  43,509      $  36,558      $ 126,007      $ 103,324
   Fund Management                                     32,080         25,729         83,104         63,573
   Mortgage Banking (1)                                13,424          4,979         30,856         15,515
   Consolidated Partnerships (2)                        7,349          3,765         19,403          6,555
   Elimination of intersegment transactions           (17,321)       (11,647)       (42,865)       (26,264)
                                                    ---------      ---------      ---------      ---------
Consolidated                                        $  79,041      $  59,384      $ 216,505      $ 162,703
                                                    =========      =========      =========      =========

NET INCOME BEFORE ALLOCATIONS TO EQUITY HOLDERS
   Portfolio Investing                              $  22,740      $  25,745      $  73,278      $  73,688
   Fund Management                                      5,972            120          5,284         (5,704)
   Mortgage Banking (1)                                  (731)        (1,203)         2,975          2,236
   Consolidated Partnerships (2)                           (8)            --             (8)            --
   Elimination of intersegment transactions              (404)          (871)        (1,924)        (2,521)
                                                    ---------      ---------      ---------      ---------
Consolidated                                           27,569         23,791         79,605         67,699

   Income allocated to minority interests              (7,626)        (7,432)       (21,572)       (20,252)
   Income allocated to preferred shareholders          (6,281)        (6,280)       (18,842)       (16,559)
   Income tax benefit                                   5,016          4,832         13,716         14,644
                                                    ---------      ---------      ---------      ---------
Consolidated net income                             $  18,678      $  14,911      $  52,907      $  45,532
                                                    =========      =========      =========      =========

DEPRECIATION AND AMORTIZATION
   Portfolio Investing                              $   2,941      $     841      $   5,094      $   2,592
   Fund Management                                      4,694          4,616         13,906         13,855
   Mortgage Banking (1)                                 8,667          2,407         14,467          6,106
   Consolidated Partnerships (2)                           --             --             --             --
   Elimination of intersegment transactions                --             --             --             --
                                                    ---------      ---------      ---------      ---------

Consolidated                                        $  16,302      $   7,864      $  33,467      $  22,553
                                                    =========      =========      =========      =========


                                                                            September 30,      December 31,
                                                                                2005               2004
                                                                            ------------       ------------
IDENTIFIABLE ASSETS AT END OF PERIOD
   Portfolio Investing                                                       $ 5,219,732       $ 4,808,449
   Fund Management                                                               799,339           767,339
   Mortgage Banking (1)                                                          238,040            90,851
   Consolidated Partnerships (2)                                               3,416,177         2,856,014
   Elimination of intersegment balances                                       (3,229,627)       (2,785,414)
                                                                             -----------       -----------
Consolidated                                                                 $ 6,443,661       $ 5,737,239
                                                                             ===========       ===========


(1) Includes CCLP beginning March 1, 2005.
(2) Consolidated  beginning March 31, 2004.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



NOTE 16 - COMMITMENTS AND CONTINGENCIES

FORWARD TRANSACTIONS

At September 30, 2005, our Mortgage Banking subsidiaries had forward commitments of approximately $271.0 million for mortgages to be funded in 2005 and later. As each lending commitment has an associated sale commitment, the fair values of these commitments offset each other and, as a result, we record no asset or liability. In addition, those subsidiaries had commitments to sell mortgages totaling $197.9 million. Approximately $73.3 million of this amount was funded as of September 30, 2005, and is included in Other Investments as Mortgage Loans Receivable. The balance of approximately $124.6 million is to be funded later in 2005, with the exception of two construction loans of $9.4 million, which will be funded in 2006.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $165.2 million.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $2.8 million at September 30, 2005.

MORTGAGE BANKING LOSS SHARING AGREEMENT

Under a master loss sharing agreement with Fannie Mae, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At September 30, 2005, all of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

Our maximum exposure at September 30, 2005, pursuant to this agreement, was approximately $941.5 million (representing what we would owe in accordance with the loss sharing percentages described above if every loan defaulted), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under the Fannie Mae DUS product line at a level that, in management's judgment, is adequate to provide for estimated losses. At September 30, 2005, that reserve was approximately $9.7 million, which we believe represents our actual potential losses at that time. At the current time, unlike loans originated for the Fannie Mae DUS program, we do not share the risk of loss for loans we originate for Freddie Mac or FHA. We have, however, been approved to participate in a new Freddie Mae program, which also involves risk sharing.

Our Mortgage Banking subsidiaries maintained, as of September 30, 2005, treasury notes of approximately $13.5 million and a money market account of approximately $2.2 million, which is included in cash and cash equivalents, including restricted cash, in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $13.0 million.

MORTGAGE POOL CREDIT INTERMEDIATION

In December 2001, we completed a credit intermediation transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. The remainder of the real estate exposure after the first loss position has been assumed by Fannie Mae and Freddie Mac. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of the transaction as of September 30, 2005, is approximately $12.9 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of September 30, 2005, the credit enhanced properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on this guarantee. Should our analysis of risk of loss change in the

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

YIELD TRANSACTIONS

We have entered into several agreements with either IXIS Financial Products, Inc. ("IXIS") or Merrill Lynch (each a "Primary Obligor") to provide agreed-upon rates of return for pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by a fund sponsored by our subsidiary, Related Capital Company LLC ("RCC"). In return, we have or will receive fees, generally at the start of each obligation period. There are nine agreements to provide the specified returns through the construction and lease-up phases of the properties and there are nine other agreements to provide the specified returns from the completion of the construction and lease-up phases through the operating phase of the properties.

Total potential exposure pursuant to these transactions is approximately $646.2 million, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time as we have never yet been called upon to make payments under the guarantees. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $21.4 million as of September 30, 2005. This amount is included in deferred income on our condensed consolidated balance sheet. Refer to Note 12 regarding potential exposure under existing obligations.

Some of the property-level partnerships have financed their properties with the proceeds of our mortgage revenue bonds. In these cases, the Primary Obligor has required that those mortgage revenue bonds be deposited into a trust pursuant to which the mortgage revenue bonds were divided into senior and subordinated interests with approximately 50% of each mortgage revenue bond being subordinated. We have financed the senior trust interest and a portion of certain of the subordinate trust interests using credit enhancement from the Primary Obligor as part of the Merrill Lynch P-FLOATs/RITESSM program. We use the remaining subordinate trust interests as collateral in the Merrill Lynch P-FLOATs/RITESSM program. In connection with these transactions, we have posted $64.4 million as collateral with a Primary Obligor in the form of either cash or mortgage revenue bonds.

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

NOTE 17 - SUBSEQUENT EVENTS

During October 2005, Hurricane Wilma struck the state of Florida. We have identified 12 properties in our equity sponsorship portfolio that sustained what is expected to be major damage. We hold mortgage revenue bonds on three of the properties, and the bonds had a carrying value of approximately $23.1 million as of September 30, 2004. None of these properties are in funds for which we provide a specified rate of return.

In addition, we identified 40 other properties that did or may have suffered minor damage (although we have not been able to access 12 of those properties). Eleven of the 40 are properties for which we hold a mortgage revenue bond.

In our mortgage banking risk-sharing portfolio, there are nine properties identified as affected, six of which are estimated to have damage in excess of $25,000.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)



As with the storms that occurred during the third quarter of 2005 (see Management's Discussion and Analysis - IMPACT OF HURRICANES DURING THE QUARTER ENDED SEPTEMBER 30, 2005), we are unable to assess the potential impact on the Company at this time.

On November 8, 2005, we announced that Stuart J. Boesky will step down from his position as our Chief Executive Officer and as a member of our Board of Trustees, effective November 15, 2005. The Board of Trustees has appointed our Chairman, Stephen M. Ross, as interim Chief Executive Officer, and has begun a search for a new CEO. The Board will consider both internal and external candidates. In connection with Mr. Boesky's departure, our President, Marc D. Schnitzer, and Alan P. Hirmes, our Chief Financial Officer and Chief Operating Officer, will assume certain of his duties.

Pursuant to a definitive separation and consulting agreement, Mr. Boesky will serve as a consultant to the Company for a period of one year, and his consulting contract may be terminated by either party. The separation and consulting agreement also contains non-compete provisions.

We will pay Mr. Boesky approximately $2.8 million in connection with the separation and consulting agreement as follows: we will pay $1.5 million in cash and issue common shares worth $0.8 million during the fourth quarter of 2005, with the balance paid in cash during the first quarter of 2006. The full amount will be recorded as an expense in the fourth quarter of 2005.

Pursuant to the terms of Mr. Boesky's separation and consulting agreement, we will also pay him approximately $64,000 in the fourth quarter of 2004 and approximately $175,000 in 2006 for the consulting services. These expenses will be recorded as incurred.

In addition, we will accelerate the vesting on restricted shares and share options we had previously granted to Mr. Boesky, resulting in a non-cash charge of $0.4 million during the fourth quarter of 2005, and the lockup agreement with respect to his SCUs will terminate upon his departure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

o adverse changes in the real estate markets including, among other things, competition with other companies;
o    interest rate fluctuations;
o general economic and business conditions, which will, among other things, affect the availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by mortgage revenue bonds owned by us;
o    risk of real estate development and acquisition;
o    environment/safety requirements;
o    changes in applicable laws and regulations;
o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments; and
o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries.

These risks are more fully described in our Form 10-K for the year ended December 31, 2004. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

Factors Affecting Comparability
-------------------------------

Primarily due to our adoption of FIN 46(R) as of March 31, 2004, we consolidate more than 110 partnerships (predominantly investment funds we sponsor) in our financial statements. The operating results for the three and nine months ended September 30, 2005, include those of these entities, as well as the elimination of transactions between the entities and our subsidiaries. In 2004, only the operating results for the three months ended September 30 include comparable operations as we adopted this accounting standard as of March 31 of that year.

In addition, we acquired CCLP in March 2005. Operating results in our portfolio investing segment prior to the acquisition date include interest income on a loan made in July 2004. Following the acquisition, operating results of CCLP are included in our Mortgage Banking segment.

Results of Operations
---------------------

Three Months Ended September 30, 2005
-------------------------------------

The following is a summary of our operations for the three months ended September 30, 2005 and 2004:


                                                 % of                        % of       % of
       (In thousands)             2005         Revenues       2004         Revenues    Change
---------------------------     --------       --------     --------       --------   --------
Revenues                        $ 79,041        100.0%      $ 59,384        100.0%      33.1%
Income before income taxes      $ 13,662         17.3%      $ 10,079         17.0%      35.5%
Net income                      $ 18,678         23.6%      $ 14,911         25.1%      25.3%


Compared to 2004, the third quarter of 2005 benefited from the continued expansion of all of our businesses and the acquisition of CCLP in the Mortgage Banking segment. In addition, revenues in 2005 include $7.3 million generated by consolidated partnerships compared to $3.8 million in 2004. Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with partnerships we have consolidated beginning April 1, 2004. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income.

The revenue gains and the relatively smaller increase in expenses led to an increase in income before income taxes and an increase in net income.

REVENUES

Our revenues were as follows:


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
           (In thousands)                   2005           2004       % Change
--------------------------------------    --------       --------     --------
Mortgage revenue bond interest income     $ 36,482       $ 33,027       10.5%

Other interest income                        4,856          3,599       34.9

Fee income:
   Mortgage banking                          7,711          3,321      132.2
   Fund sponsorship                         14,472         10,493       37.9
   Credit enhancement                        2,186          2,715      (19.5)
                                          --------       --------      -----
Total fee income                            24,369         16,529       47.4

Other revenues:
   Construction service fee                  1,185            454      161.0
   Service fees                              1,012            536       88.8
   Prepayment penalties                      2,515            474      430.6
   Other                                     1,273            999       27.4
                                          --------       --------      -----
Total other revenues                         5,985          2,463      143.0

Revenues of consolidated partnerships        7,349          3,766       95.1
                                          --------       --------      -----

   Total revenues                         $ 79,041       $ 59,384       33.1%
                                          ========       ========      =====


The increase in mortgage revenue bond interest income stems from ongoing investment activity in the Portfolio Investing segment. Fee income variances are detailed in the discussions of results for the Fund Management and Mortgage Banking segments. Results of Consolidated Partnerships are also discussed below. See RESULTS BY SEGMENT.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loans to Capri (see Note 4 to the condensed consolidated financial statements). The increase from the 2004 period relates to:

o the rapid expansion of the Mortgage Banking business due to the acquisition of CCLP and the increase in origination volume; and
o higher cash balances coupled with increasing market interest rates for temporary investments.

Offsetting these increases is a decrease in interest on loans to Capri as a large portion of the balance was converted to an equity interest in the first quarter of 2005 (see Note 2 to the condensed consolidated financial statements).

The increase in prepayment penalties is principally due to higher refinancing volume in the Mortgage Banking business while the increase in "other" relates to higher administrative fees in the Fund Management segment.

In the third quarter of 2005,  the following  amounts were  eliminated,  as they
represented  transactions  between  consolidated   partnerships  and  our  other
component businesses:


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
          (In thousands)                    2005          2004       % Change
-------------------------------------     --------      --------     --------
Mortgage revenue bond interest income     $ 1,136       $   447       154.1%
Fund sponsorship fees                      10,318         8,594        20.1
Other revenues                              1,067           979         9.0
                                          -------       -------       -----

Total                                     $12,521       $10,020        25.0%
                                          =======       =======       =====


EXPENSES


Our expenses were as follows:
                                                     For the Three Months Ended September 30
                                                     ---------------------------------------
                (In thousands)                           2005         2004        % Change
-------------------------------------------------      --------     --------      --------
Interest expense                                       $14,758      $ 8,297         77.9%
Interest expense - preferred shares of subsidiary        4,724        4,724           --

Salaries and benefits                                   17,105       13,474         26.9
General and administrative                              12,243       12,779         (4.2)
                                                       -------      -------        -----
   Subtotal                                             29,348       26,253         11.8
                                                       -------      -------        -----

Depreciation and amortization                           16,302        7,864        107.3
Loss on impairment of assets                               803          610         31.6
                                                       -------      -------        -----

   Subtotal                                             65,935       47,748         38.1

Interest expense of consolidated partnerships            6,342        6,569         (3.5)
Other expenses of consolidated partnerships             14,435       10,917         32.2
                                                       -------      -------        -----

Total expenses                                         $86,712      $65,234         32.9%
                                                       =======      =======        =====


The increase in interest expense reflects the higher amount of debt to fund continuing mortgage revenue bond and LIHTC investments and mortgage originations. In addition, our average borrowing rate increased as a result of increases in Bond Market Association Municipal Swap Index ("BMA") and LIBOR rates in 2004 and 2005, as well as the impact of interest rate swap transactions that went into effect in 2005. The incremental impact of the swap transactions has decreased from prior quarters, however, as the swapped rates received for certain of the contracts now exceed the rates paid. Our average borrowing rate increased to 3.6% in the 2005 quarter as compared to 2.7% in the 2004 period.

The increases in salaries and benefits expense relates to the growth of our component businesses as well as the acquisition of CCLP in the first quarter of 2005, which doubled the size of our Mortgage Banking business.

General and administrative expenses in many categories increased due to the expansion of our businesses and the acquisition of CCLP, particularly with regard to increased occupancy needs and professional fees. Despite these increases, total expenses declined for the quarter as compared to last year as a result of lower organization expenses related to the lower level of fund sponsorship activity and the recovery of a large amount of costs from prior periods. While we recognize the billing of these costs in the period a fund closes as revenue, we record estimates of the expenses that offset the revenue amounts. To the extent that such estimated costs are not ultimately incurred, we reverse the reserves accordingly.

Depreciation and amortization expenses were higher in the 2005 period, primarily due to higher amortization of mortgage servicing rights following the CCLP acquisition. In addition, we recognized amortization of CCLP acquired intangibles retroactively to the acquisition date upon the final valuation of those assets in the third quarter of 2005.

The asset impairment charge pertains to an agreement in principle we reached to restructure the terms of a mortgage revenue bond, as was the charge in the 2004 period.

Interest expense of consolidated partnerships declined from the 2004 level due to the repayment of fund debt upon collection of equity subscriptions. Other expenses of these partnerships increased due to the increase in the population of consolidated entities due to additional fund sponsorship activity. Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners.


OTHER ITEMS
                                                       For the Three Months Ended September 30,
                                                      --------------------------------------------
                (In thousands)                            2005           2004       % Change
--------------------------------------------------      --------       --------     --------
Equity and other income                                 $    612       $    611         0.2 %

Gain on sale of loans                                   $  2,935       $    572       413.1 %
Gain (loss) on repayment of mortgage revenue bonds         1,027             (6)         --
                                                        --------       --------     -------
Gain on repayment of mortgage revenue bonds and         $  3,962       $    566       600.0 %
   sale of loans

Income allocated to preferred shareholders of
   subsidiary                                           $ (1,557)      $ (1,556)        0.1 %

Income allocated to SCUs                                $ (7,467)      $ (7,577)       (1.5)%
Income allocated to SMUs                                    (159)          --            --
Income allocated to CMC                                     --              145          --
                                                        --------       --------     -------
  Total income allocated to minority interests          $ (7,626)      $ (7,432)        2.6 %

Loss allocated to partners of consolidated
   partnerships                                         $ 91,295       $ 70,174        30.1 %


Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

Equity and other income includes dividends from our investment in ARCap Investors, LLC, in both years, property operations of real estate owned in 2005, offset in 2005 by losses from tax advantaged investment vehicles similar to those we sponsor.

The income allocated to preferred shareholders of a subsidiary relates to shares we issued in 2004 that differ from previously issued shares in that they are not subject to mandatory redemption; as such, the distributions are classified as an expense outside of operating earnings.

The income allocation to SCUs and SMUs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. There was no income allocated to SMUs in 2004, as the units were first issued in May 2005.

The loss allocation to partners of consolidated partnerships represents the operating losses of the partnerships, of which we have absorbed an insignificant portion (approximately $8,000).

Results by Segment

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                           For the Three Months Ended September 30,
                                                           ----------------------------------------
                   (In thousands)                             2005           2004        % Change
-----------------------------------------------------      ----------     ----------    -----------
Mortgage revenue bond acquisitions and fundings            $   58,378     $   89,980       (35.1)%
 Weighted average permanent interest rate of bonds
  acquired                                                       6.26%          6.53%
 Mortgage revenue bonds repaid                             $   46,118     $      392          --
 Average portfolio balance (fair value)                    $2,247,522     $1,956,338        14.9 %
 Weighted average yield of portfolio                             6.49%          6.75%

 Average BMA rate                                                2.40%          1.21%

 Mortgage revenue bond interest income (1)                 $   37,801     $   33,474        12.9 %
 Other interest income (1)                                      4,578          2,395        91.1
 Prepayment penalties (1)                                         317             --          --
 Other revenues (1)                                               813            689        18.0
                                                           ----------     ----------       -----
                                                           $   43,509     $   36,558        19.0 %
                                                           ==========     ==========       =====

 Interest expense and securitizations fees (1)             $   14,758     $    8,297        77.9 %
 Gain (loss) on repayments of mortgage revenue bonds       $    1,027     $       (6)         --


 (1) Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2004 and during 2005, although the volume of investment and the decline in the interest rate of bonds acquired reflects the challenging market conditions experienced since 2004, such as increased competition and some potential investments not meeting our underwriting standards.

While the decline in interest rates has gradually lowered the average yield of our portfolio, from a profit perspective, the low interest rate environment has been favorable for us. Although increasing lately, the BMA rate, the short-term tax-exempt index, continues to be low, and our weighted average cost of debt associated with these investments, taking our hedging into effect continues to allow us to recognize healthy spreads between our cost of borrowing and the interest rates earned.

Other interest income increased due to a higher level of intercompany funding (which income is eliminated in consolidation) offset by a decline in income from loans to Capri following the conversion of a large portion of our loan into equity.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
         (In thousands)                   2005            2004       % Change
-----------------------------------     --------        --------     ---------
Equity raised                           $275,534        $355,648       (22.5)%
Equity invested by investment funds     $321,050        $258,908        24.0 %

Fund sponsorship fees (1)               $ 25,498        $ 20,220        26.1 %
Credit enhancement fees (1)                2,185           2,715       (19.5)
Other revenues (1)                         4,397           2,794        57.4
                                        --------        --------        ----
  Total                                 $ 32,080        $ 25,729        24.7 %
                                        ========        ========        ====


(1) Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2005 increases relate to the funds closed throughout 2004 and the first nine months of 2005.

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. Fees earned for O&O services decreased approximately 24.3% to $2.3 million compared to $3.0 million in the 2004 quarter primarily due to the decrease in equity raised and a decrease in the fee rate realized. Fees earned for partnership management services are amortized over a five-year period. These fees increased approximately 147.2% to $1.1 million compared to $441,000 for the same period in 2004. This increase is primarily the result of ongoing revenues for fund sponsorships completed after the third quarter of 2004.

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. Fees earned for property acquisition and equity origination services associated with tax credit equity fund sponsorship increased to approximately $13.0 million in 2005, representing an approximate 19.9% increase compared to the prior year results. The increase is due to the increase in equity invested in 2005 as compared to 2004.

Also during 2005, RCC acted as advisor for $96.8 million of investment originations by CharterMac entities and others, compared to $133.7 million of such originations for the three months ended September 30, 2004. We recognize acquisition fees in this segment for such services, which amounted to approximately $641,000, declining from the fees recognized for the three months ended September 30, 2004 by approximately 42.1%. The decrease exceeded the change in investment originations due to a decrease in the rate of fees realized in 2005 as compared to 2004.

Partnership and asset management fees increased to $8.5 million for the three months ended September 30, 2005, representing an increase of approximately 76% over the 2004 quarter, attributable to the higher level of assets under management, an increase in the incentive management fee received from AMAC of $1.2 million and the improvement of the cash position of certain investment funds allowing us to collect management fees in 2005 which we did not previously recognize until collectibility was determined.

The decrease in credit enhancement fees relates to the timing and relative size of the credit enhancement transactions. Fees for the three months ended September 30, 2004 included recognition of fees for several large transactions for which the credit enhancement period ended prior to the current year quarter. Both periods, however, include fees for smaller transactions, the fees for which are recognized over periods of up to 20 years.

Other revenues in this segment consist largely of service fees charged to entities managed by these subsidiaries (including consolidated partnerships) and fluctuate with the growth of the number of those entities and their cash flows.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                        For the Three Months Ended September 30,
                                        ----------------------------------------
        (In thousands)                      2005           2004        % Change
--------------------------------         ----------     ----------     ---------
Originations                             $  382,158     $  113,243       237.5%
Mortgage portfolio at September 30       $9,217,640     $4,181,130       120.5%

Mortgage servicing fees                  $    5,188     $    2,444       112.3%
Mortgage origination fees                     2,523            878       187.4
Interest income                               3,205            967       231.4
Prepayment penalties                          2,198            474       363.7
Other revenues                                  310            216        43.5
                                         ----------     ----------       -----
                                         $   13,424     $    4,979       169.6%
                                         ==========     ==========       =====

Gain on sale of mortgages                $    2,935     $      571       414.0%


The increase in the servicing portfolio and servicing fees is a result of the CCLP acquisition. Adjusting for the impact of the acquisition, servicing fee income in 2005 declined approximately 6% as compared to the same period in 2004. The decline was caused by a higher level of payoffs and amortization as compared to service-retained originations that led to a decrease in the comparable-basis servicing portfolio.

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

Originations for the three months ended September 30 are broken down as follows:


  (In thousands)               2005        % of total     2004        % of total
-------------------          --------      ----------   --------      ----------
Fannie Mae                   $131,486         34.4%     $ 36,456         32.2%
Freddie Mac                    66,075         17.3        44,375         39.2
Conduit  and other            152,100         39.8        24,115         21.3
Assumptions                    32,497          8.5         8,297          7.3
                             --------        -----      --------        -----

Total                        $382,158        100.0%     $113,243        100.0%
                             ========        =====      ========        =====


Interest income relates primarily to that earned on escrow balances. The increase in 2005 was due to higher origination volume and increased market rates earned. The increase in prepayment penalties relates to a higher level of refinancing activity in the current year. Both categories also increased due to the CCLP acquisition.

Gain on sale of mortgages pertains primarily to sales of mortgages for which we retain servicing rights. The increase in 2005 as compared to 2004 is due to the increased origination volume.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we are considered to control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest or, in the case of 18 partnerships, an insignificant equity interest. Our Fund Management segment earns fees from many of the entities, however, and our Portfolio Investing business earns interest on mortgage revenue bonds for which these partnerships are the obligors. The consolidated partnerships are primarily tax credit equity investment funds we sponsor and manage, while the others are property level partnerships for which we have assumed the role of general partner.

The increased revenue amounts in 2005 are due to the origination of seven funds and the assumption of the general partner interests in 18 property level partnerships in the past year.

As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $8,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

Nine months Ended September 30, 2005

The following is a summary of our operations for the nine months ended September 30, 2005 and 2004:


                                               % of                      % of
      (In thousands)             2005        Revenues      2004        Revenues    % Change
--------------------------     --------      --------    --------      --------    --------
Revenues                       $216,505       100.0%     $162,703       100.0%      33.1%
Income before income taxes     $ 39,191        18.1%     $ 30,888        19.0%      26.9%
Net income                     $ 52,907        24.4%     $ 45,532        28.0%      16.2%


Compared to 2004, the first nine months of 2005 benefited from the continued expansion of our component businesses and the acquisition of CCLP in the Mortgage Banking segment. In addition, revenues in 2005 include $19.4 million generated by consolidated partnerships as compared to $6.6 million in 2004, which included only six months of results for those partnerships. Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with the consolidated partnerships. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed almost entirely by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income.

The revenue gains and the relatively smaller increase in expenses led to an increase in income before income taxes and an increase in net income.

REVENUES


Our revenues were as follows:
                                         For the Nine months Ended September 30,
                                         ---------------------------------------
           (In thousands)                   2005          2004       % Change
--------------------------------------    --------      --------     ---------
Mortgage revenue bond interest income     $110,221      $ 97,365        13.2%

Other interest income                       12,425         5,528       124.8

Fee income:
   Mortgage banking                         19,203        11,124        72.6
   Fund sponsorship                         32,503        27,780        17.0
   Credit enhancement                        7,246         7,541        (3.9)
                                          --------      --------       -----
Total fee income                            58,952        46,445        26.9

Other revenues:
   Construction service fees                 3,017           861       250.4
   Service fees                              3,742         1,950        91.9
   Prepayment penalties                      4,314         1,441       199.4
   Other                                     4,431         2,557        73.3
                                          --------      --------       -----
Total other revenues                        15,504         6,809       127.7

Revenues of consolidated partnerships       19,403         6,556       196.0
                                          --------      --------       -----

   Total revenues                         $216,505      $162,703        33.1%
                                          ========      ========       =====


The increase in mortgage revenue bond interest income stems from ongoing investment activity in the Portfolio Investing segment. Fee income variances are detailed in the discussions of results for the Fund Management and Mortgage Banking segments. Results of Consolidated Partnerships are also discussed below. See RESULTS BY SEGMENT.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loans to Capri (see Note 4 to the condensed consolidated financial statements). The increase from the 2004 period relates to:

o the rapid expansion of the Mortgage Banking business due to the acquisition of CCLP and the increase in origination volume; and

o higher cash balances coupled with increasing market interest rates for temporary investments.

Offsetting these increases is a decrease in interest on loans to Capri as a large portion of the balance was converted to an equity interest in the first quarter of 2005 (see Note 2 to the condensed consolidated financial statements).

The increase in construction service fees relates to the relative volume of deals supported in each period.

The increase in prepayment penalties is principally due to higher refinancing volume in the Mortgage Banking business while the increase in "other" relates to higher administrative fees in the Fund Management segment.

In the first nine months of each year, the following amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:


                                         For the Nine months Ended September 30,
                                         ---------------------------------------
           (In thousands)                    2005        2004       % Change
-------------------------------------      --------    --------     --------
Mortgage revenue bond interest income       $ 2,915     $   694       320.0%
Fund sponsorship fees                        28,935      18,155        59.4
Other revenues                                1,847       1,932        (4.4)
                                            -------     -------       -----

Total                                       $33,697     $20,781        62.2%
                                            =======     =======       =====


EXPENSES

Our expenses were as follows:
                                                     For the Nine months Ended September 30
                                                     --------------------------------------
                (In thousands)                          2005          2004       % Change
-------------------------------------------------     --------      --------     --------
Interest expense                                      $ 40,598      $ 22,424        81.0%
Interest expense - preferred shares of subsidiary       14,173        14,173          --

Salaries and benefits                                   50,714        40,406        25.5
General and administrative                              37,454        30,830        21.5
                                                      --------      --------       -----
   Subtotal                                             88,168        71,236        23.8

Depreciation and amortization                           33,467        22,553        48.4
Loss on impairment of assets                             1,902           610       211.8
                                                      --------      --------       -----

   Subtotal                                            178,308       130,996        36.1

Interest expense of consolidated partnerships           19,364        13,258        46.1
Other expenses of consolidated partnerships             40,062        19,398       106.5
                                                      --------      --------       -----

Total expenses                                        $237,734      $163,652        45.3%
                                                      ========      ========       =====


The increase in interest expense reflects the higher amount of debt to fund continuing mortgage revenue bond and short-term investments in LIHTC partnerships and mortgage originations. In addition, our average borrowing rate increased as a result of increases in BMA and LIBOR rates in 2004 and 2005, as well as the impact of new interest rate swap transactions that went into effect in the first quarter of 2005. The incremental impact of the swap transactions has decreased during the course of the 2005 period, however, as the swapped rates received for certain of the contracts now exceed the rates paid. Our average borrowing rate increased to 3.5% in the first nine months of 2005 quarter as compared to 2.5% in the 2004 period.

The increases in salaries and benefits expense relates to the growth of our component businesses as well as the acquisition of CCLP in the first quarter of 2005, which doubled the size of our Mortgage Banking business.

The increase in general and administrative expenses is also due to the expansion of our businesses and the acquisition of CCLP, particularly with regard to increased occupancy needs and professional fees. Partially offsetting this increase was a decline in organization expenses related to the lower level of fund sponsorship activity as compared to the prior year period and the recovery of a large amount of costs from prior periods as noted in the discussion of results for the third quarter.

Depreciation and amortization expenses were higher in the 2005 period, primarily due to higher amortization of mortgage servicing rights following the CCLP acquisition. In addition, we recognized amortization of CCLP acquired intangibles retroactively to the acquisition date upon the final valuation of those assets in the third quarter of 2005.

The asset impairment charge in 2005 relates in large part to management's decision to discontinue construction of a property in connection with the financial difficulties of the property developer (see Note 12 to the condensed consolidated financial statements). The balance of the 2005 amount and the entire charge in the prior year period pertained to the restructuring of terms for mortgage revenue bond and mezzanine loan investments.

We did not record the expenses of the consolidated partnerships prior to April 1, 2004. The increase in the expenses generated by these entities is a result of the non-comparable consolidation periods as well as the increase in the number of such partnerships consolidated. Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners.


OTHER ITEMS
                                                   For the Nine months Ended September 30,
                                                   ---------------------------------------
              (In thousands)                         2005            2004        % Change
-------------------------------------------        ---------      ---------     ----------
Equity and other income                            $   2,062      $   1,731        19.1%

Gain on sale of loans                              $   8,956      $   5,647        58.6%
Gain on repayment of mortgage revenue bonds            1,930            216       793.5
                                                   ---------      ---------      ------
Gain on repayment of mortgage revenue
   bonds and sale of loans                         $  10,886      $   5,863        85.7%

Income allocated to preferred shareholders
   of subsidiary                                   $  (4,669)     $  (2,386)       95.7%

Income allocated to SCUs                           $ (21,358)     $ (20,032)        6.6%
Income allocated to SMUs                                (214)            --          --
Income allocated to CMC                                   --           (220)         --
                                                   ---------      ---------      ------
  Total income allocated to minority interests     $ (21,572)     $ (20,252)        6.5%

Loss allocated to partners of
   consolidated partnerships                       $ 255,628      $ 141,992        80.0%


Gains and losses related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

Equity and other income includes dividends from our investment in ARCap Investors, LLC, in both years, property operations of real estate owned in 2005, offset in 2005 by losses from tax advantaged investment vehicles similar to those we sponsor.

Income allocated to preferred shareholders of subsidiary relates to shares we issued in 2004 that differ from previously issued shares in that they are not subject to mandatory redemption; as such, the distributions are classified as an expense outside of operating earnings. Total income allocated to preferred shareholders for the nine months ended September 30, 2005, including the portion classified as interest expense, increased as compared to the nine months ended September 30, 2004, due to the additional preferred offering consummated in May 2004.

The income allocation to SCUs and SMUs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. There was no income allocated to SMUs in 2004 as the units were first issued in May 2005.

The loss allocation to partners of consolidated partnerships represents the operating losses of the partnerships, of which we have absorbed an insignificant portion (approximately $8,000).

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                      For the Nine months Ended September 30,
                                                    ------------------------------------------
              (In thousands)                           2005            2004         % Change
-----------------------------------------------     ----------      -----------    -----------
Mortgage revenue bond acquisitions and fundings     $  225,159      $  239,948        (6.2)%
Weighted average permanent interest rate
 of bonds acquired                                        6.43%           6.55%
Mortgage revenue bonds repaid                       $   65,499      $   26,870       143.8 %
Average portfolio balance (fair value)              $2,197,421      $1,911,257        15.0 %
Weighted average yield of portfolio                       6.69%           6.79%

Average BMA rate                                          2.30%           1.10%

Mortgage revenue bond interest income (1)           $  113,708      $   98,059        16.0 %
Other interest income (1)                                8,801           4,108       114.2
Prepayment penalties (1)                                   441              31          --
Other revenues (1)                                       3,057           1,126       171.5
                                                    ----------      ----------     -------
                                                    $  126,007      $  103,324        22.0 %
                                                    ==========      ==========     =======

Interest expense and securitizations
 fees (1)                                           $   40,598      $   22,394        81.3 %
Gain on repayments of mortgage revenue
 bonds                                              $    1,930      $      217       789.4 %


 (1) Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2004 and during 2005, although the volume of investment and the decline in the interest rate of bonds acquired reflects the challenging market conditions experienced since 2004, such as increased competition and some potential investments not meeting our underwriting standards.

While the decline in interest rates has gradually lowered the average yield of our portfolio, from a profit perspective, the low interest rate environment has been favorable for us. Although increasing lately, the BMA rate, the short-term tax-exempt index, continues to be low, and our weighted average cost of debt associated with these investments, taking our hedging into effect, continues to allow us to recognize healthy spreads between our cost of borrowing and the interest rates earned.

Other interest income increased due to a higher level of intercompany funding (which income is eliminated in consolidation) offset by a decline in income from loans to Capri following the conversion of a large portion of our loan into equity.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                         For the Nine months Ended September 30,
                                         ---------------------------------------
         (In thousands)                      2005          2004      % Change
-----------------------------------        --------      --------    ---------
Equity raised                              $711,918      $754,481      (5.6)%
Equity invested by investment funds        $752,049      $632,749      18.9 %

Fund sponsorship fees (1)                  $ 64,052      $ 48,894      31.0 %
Credit enhancement fees (1)                   7,246         7,541      (3.9)
Other revenues (1)                           11,806         7,138      65.4
                                           --------      --------      ----
  Total                                    $ 83,104      $ 63,573      30.7 %
                                           ========      ========      ====


(1) Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2005 increases relate to the funds closed throughout 2004 and the first nine months of 2005.

We earn O&O service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. Fees earned for O&O services decreased approximately 5.1% to $6.1 million compared to $6.4 million in the 2004 period primarily due to the decrease in equity raised, offset by a marginal increase in the fee rate realized. Fees earned for partnership management services are amortized over a five-year period. These fees increased approximately 225% to $2.9 million compared to $891,000 for the same period in 2004. This increase is primarily the result of ongoing revenues for fund sponsorships completed in 2004 and 2005.

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. Fees earned for property acquisition and equity origination services associated with tax credit equity fund sponsorship increased to approximately $31.6 million in 2005, representing an approximate 16.1% increase compared to the prior year results. The increase in fees is lower than the increase of equity invested from 2005 to 2004 because of a decrease in the fee rate realized. The lower fee rate stemmed from changes in the mix of funds originated in the current year period.

Also during 2005, RCC acted as advisor for $310.2 million of investment originations by CharterMac entities and others, compared to $354.5 million of such originations for the nine months ended September 30, 2004. We recognize acquisition fees in this segment for such services, which decreased approximately 9.4% to $2.6 million as compared to $2.9 million in the 2004 period. The decrease was less than the change in investment originations due to an increase in the rate of fees realized in 2005 as compared to 2004.

Partnership and asset management fees increased to $19.7 million for the nine months ended September 30, 2005, representing an increase of approximately 71% over the 2004 period, attributable to the higher level of assets under management, an increase in the incentive management fee received from AMAC of $1.2 million and the improvement of the cash position of certain investment funds allowing us to collect management fees in 2005 which we did not previously recognize until collectibility was determined.

The increase in credit enhancement fees for the nine months ended September 30, 2005, as compared to the 2004 period is due to additional credit enhancement transactions completed over the course of 2004 and 2005, the fees for which are recognized over periods of up to 20 years.

Other revenues in this segment consist largely of service fees charged to entities managed by these subsidiaries (including consolidated partnerships) and fluctuate with the growth of the number of those entities and their cash flows.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                         For the Nine months Ended September 30,
                                         ---------------------------------------
        (In thousands)                       2005           2004      % Change
--------------------------------          ----------     ----------   ---------
Originations                              $1,164,150     $  664,292      75.2%
Mortgage portfolio at September 30        $9,217,640     $4,181,130     120.5%

Mortgage servicing fees                   $   13,890     $    7,165      93.9%
Mortgage origination fees                      5,313          3,960      34.2
Interest income                                6,511          2,441     166.7
Prepayment penalties                           3,873          1,410     174.7
Other revenues                                 1,269            539     135.4
                                          ----------     ----------     -----
                                          $   30,856     $   15,515      98.9%
                                          ==========     ==========     =====

Gain on sale of mortgages                 $    8,956     $    5,646      58.6%


The increase in the servicing portfolio and servicing fees is a result of the CCLP acquisition. Adjusting for the impact of the acquisition, servicing fee income in 2005 declined approximately 3% as compared to the first nine months of 2004. The decline was caused by a higher level of payoffs and amortization as compared to service-retained originations that led to a decrease in the comparable-basis servicing portfolio.

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

Originations for the nine months ended September 30 are broken down as follows:


 (In thousands)             2005         % of total      2004         % of total
----------------         ----------      ----------   ----------      ----------
Fannie Mae               $  596,976         51.3%     $  235,731         35.5%
Freddie Mac                  99,980          8.6         282,006         42.4
FHA                           6,372          0.5          27,714          4.2
Conduit - Bank              291,485         25.0          78,588         11.8
Assumptions                 169,338         14.6          40,253          6.1
                         ----------        -----      ----------        -----

Total                    $1,164,151        100.0%     $  664,292        100.0%
                         ==========        =====      ==========        =====


Interest income relates primarily to that earned on escrow balances. The increase in 2005 was due to higher origination volume and increased market rates earned. The increase in prepayment penalties relates to a higher level of refinancing activity in the current year. Both categories also increased due to the CCLP acquisition.

Gain on sale of mortgages pertains primarily to sales of mortgages for which we retain servicing rights. The increase in 2005 as compared to 2004 is due to the increased origination volume.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we are considered to control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest or, in the case of 18 partnerships, an insignificant equity interest. Our Fund Management segment earns fees from many of the entities, however, and our Portfolio Investing business earns interest on mortgage revenue bonds for which these partnerships are the obligors. The consolidated partnerships are primarily tax credit equity investment funds we sponsor and manage, while the others are property level partnerships for which we have assumed the role of general partner.

The results we reported in 2005 reflect nine months of operations for the partnerships we consolidate while the nine months ended September 30, 2004, includes only six months of results, as we consolidated these entities as of March 31, 2004. The increased amounts in 2005 are also due to the origination of seven funds and the assumption of the general partner interests in 18 property level partnerships in the past year, all of which are included in the population.

As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $8,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

IMPACT OF HURRICANES DURING THE QUARTER ENDED SEPTEMBER 30, 2005

During the third quarter of 2005, two hurricanes struck the Gulf Coast region of the United States. All of our businesses are involved in properties in the areas affected by the storms.

Due to limited access to certain affected properties, as well as the complications and bureaucracy involved in the determination of insurance coverage, we are still evaluating the extent of our financial exposure on several properties. Based upon the information available to date, our financial exposure is expected to be immaterial. However, it will take some time to assess the full ramifications of the hurricanes. Other than insurance considerations (discussed below), examples of situations that are too early to assess include:

o    the effects of the likely increase in repair and construction costs;
o whether the increase in physical occupancy in our properties in the southwest and southeast will be permanent in nature;
o any changes that the government agencies propose for some of the financing programs that we offer (i.e. whether the IRS will make any proposed temporary changes to the tax code for the LIHTC program) which if enacted could make additional capital available to the affected properties; and
o    what resources the local general partner will bring to bear.

We have identified 46 affected properties located in Texas, South Florida, the Florida Panhandle, Alabama, Louisiana and Mississippi for which we have mortgage revenue bond investments and/or one or more funds we have sponsored have provided equity, as detailed in the table below. Currently we do not expect that there will be financial exposure related to these properties as we believe that the properties have adequate insurance coverage, but in virtually all cases determinations are ongoing as to:

o how the insurance companies involved will address damage with respect to that caused by wind versus that caused by flooding;
o    the  level  of   deductibles,   which  is   dependent   upon  the  category
     determinations;
o whether outside parties (such as state agencies) will mediate in disputes regarding insurance; and
o    the financial resources of the insurers.

The affected properties are summarized below:


                                                                               (In thousands)
                                  CharterMac                                 Loan      Fair Value of
                                   Holds or        RCC                     Amounts        Mortgage
                                  Will Hold     Sponsored                    Upon      revenue bonds
                                   Mortgage      Fund is      Included in    Full      Oustanding at
                                   revenue       Equity       Guaranteed     Draw      September 30,
                      Number         bond        Partner        Funds        Down          2005
                      ------      ----------    ---------     -----------  --------    -------------
MINOR DAMAGE
Construction             2             2             2            --       $15,930       $   700
Lease-Up                 6             6             6             3        60,655        40,970
Stabilized              17             2            17             1        17,577        18,578
                      ------------------------------------------------------------------------------
Subtotal                25            10            25             4        94,162        60,248
                      ------------------------------------------------------------------------------

MAJOR DAMAGE
Construction             5            --             5             1            --            --
Lease-Up                 1            --             1            --            --            --
Stabilized               6            --             6            --            --            --
                      ------------------------------------------------------------------------------
Subtotal                12            --            12             1            --            --
                      ------------------------------------------------------------------------------
Total                   37            10            37             5       $94,162       $60,248
                      ==============================================================================


MORTGAGE BANKING: Our mortgage banking subsidiary, identified seven properties in its loan servicing portfolio that were in the paths of the storms. Five of the seven properties involve a risk sharing commitment by the Company. One of the five experienced minor damage, and four properties are believed to have experienced major damage. Due to limited access granted by local authorities we are in the process of completing our inspections. The remaining two properties, do not involve a risk sharing commitment by the Company. In all cases, we are unaware of any situation where the casualty insurance coverage is not expected to cover the mortgage exposure and thus, while we continue to manage that risk, cannot identify a circumstance where we think there is a likelihood of an economic loss in which the Company would have to participate under its risk sharing obligations.

Due to the uncertainties noted above, we are currently unable to estimate the extent of our direct financial exposure, if any. With respect to exposure regarding specified rates of return obligations, as storm damage may reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements.

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

The effective tax rate on a consolidated basis for the nine months ended September 30, 2005 and 2004 was (35.0)% and (47.4)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 57.4% and 53.7% for the nine months ended September 30, 2005 and 2004, respectively.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

Subsequent Event
----------------

Refer to Note 17 of the condensed consolidated financial statements with respect to costs associated with the resignation of our Chief Executive Officer.

Liquidity and Capital Resources
-------------------------------

We fund our short-term business needs (including investments) primarily with cash provided by operations, securitization of investments and revolving or warehouse credit facilities. Our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries. We believe that our financing capacity and cash flow from current operations are adequate to meet our current and projected liquidity requirements. Nonetheless, as business needs warrant, we may issue other types of debt or equity in the future.

Debt and Securitizations
------------------------

Short-term liquidity provided by operations comes primarily from interest income from mortgage revenue bonds and promissory notes in excess of the related financing costs, mortgage origination and servicing fees, and fund sponsorship fees. We typically generate funds for investment purposes from corresponding financing activities.

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

o $100.0 million, with a temporary additional $50.0 million available through December 2005, used for mortgage banking needs, which is renewable annually;
o $90.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures in October 2006;
o $91.0 million, used to provide the interim loan to Capri, the maturity of which has been extended pending its replacement with a new facility from the same lender;
o $40.0 million, established in connection with the CMC acquisition, which expires in December 2006;
o $650.0 million in MBIA credit enhancement through 2011, under which we can complete up to $425.0 million of floating-rate securitizations and $225.0 million of auction-rate securitizations; and
o Securitization through the Merrill Lynch P-FLOATs/RITESSM program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or credit enhanced by either Merrill Lynch or IXIS.
o Securitization through the Goldman Sachs Tic/Toc program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or credit enhanced by Goldman Sachs, which matures in October 2028.

As of September 30, 2005, we had approximately $342.4 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our trust agreement.

Equity
------

We have the ability to issue $100.0 million of equity securities pursuant to a registration statement we have filed with the SEC. We currently have no plans to issue any such securities.

Liquidity Requirements after September 30, 2005
-----------------------------------------------

During November 2005, equity distributions will be paid as follows:

(In thousands)
Common/CRA shareholders                  $24,700
SCU/SMU holders                            8,700
4.4% CRA Preferred shareholders              800
Equity Issuer Preferred shareholders       6,300
                                          ------

Total                                    $40,500
                                          ======

Other
-----

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

The net increase in cash and cash equivalents during 2005 exceeded the increase in 2004 despite decreased operating inflows due to a lower level of investing activity in 2005 as compared to 2004.

Despite increased net income (including net income exclusive of non-cash income and expense items), operating cash flows were lower in the 2005 period by a margin of $45.1 million. This decrease resulted from a higher level of mortgage loan fundings and the timing of subsequent sales of the loans. Additionally, the timing of receipts and payments in operating asset and liability accounts contributed to this decrease.

Investing outflows were lower in 2005 as compared to 2004 by a margin of $141.9 million. The decrease was due to:

o a lower level of mortgage revenue bond acquisitions coupled with a higher level of repayments;
o a net decrease in advances to partnerships as compared to a net investment outflow in 2004;
o the acquisition of CCLP in 2005, the cash portion of which was mostly funded via a loan in 2004 which converted to an equity interest in 2005.

These factors were offset in part by higher restricted cash requirements in connection with our growing mortgage banking business. Additionally, 2004 inflows included the recapture of cash collateral balances related to our bond securitization programs with no similar occurrence in the current year.

Financing inflows in the 2005 period were lower than in 2004 by $61.7 million. The primary reason for the higher inflows in 2004 was the issuance of common and preferred shares in the first half of the year, with only half as much in comparable offerings in the current year. The higher level of securitization activity in 2005 was due in part to the remarketing of borrowings under the fixed rate securitization that terminated in the current year period. Additionally, financing outflows increased due to distributions on the higher level of equity outstanding.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Note 16 to the condensed consolidated financial statements contains a summary of the Company's guarantees and off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of September 30, 2005, for guarantees we and our subsidiaries have entered into:


                                                       Maximum         Carrying
             (In thousands)                            Exposure         Amount
--------------------------------------------          -----------     ----------
Payment guarantees (1)                                $   45,471      $       --
Completion guarantees (1)                                 37,773              --
Operating deficit guarantees (1)                           1,629              --
Recapture guarantees (1)                                  66,366              --
Replacement reserve (1)                                    1,792              --
Mortgage pool credit enhancement (2)                      12,887              --
LIHTC guarantees (2)                                     646,176          21,427
Mortgage banking loss sharing agreement (3)              941,480           9,681
                                                      ----------      ----------

                                                      $1,753,574      $   31,108
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

(2) We see these credit enhancement deals as opportunities to expand our Fund Management business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any credit enhancement provided. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as the fair value of the credit enhancement in accordance with FIN 45.

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

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of September 30, 2005, to make future payments under our debt agreements and other contractual obligations:


                                                                    Payments due by period
                                            ----------------------------------------------------------------------
                                                           Less than                                    More than
             (In thousands)                    Total         1 year        1-3 years     3-5 years       5 years
-----------------------------------------   ----------     ----------     ----------    -----------     ----------
Notes payable (1)                           $  173,372     $  156,333     $    5,452     $   11,587     $       --
Notes payable of consolidated
   partnerships (2)                            556,425         85,697        209,020         35,800        225,908
Operating lease obligations, net of
subleases                                       71,999          6,550         13,374         12,870         39,205
Unfunded loan commitments                      167,970        151,140         16,830             --             --
Financing arrangements (1)                   1,228,394      1,228,394             --             --             --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                     273,500             --             --             --        273,500
                                            ----------     ----------     ----------     ----------     ----------

   Total                                    $2,471,660     $1,628,114     $  244,676     $   60,257     $  538,613
                                            ==========     ==========     ==========     ==========     ==========


(1) The amounts reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Of the notes payable of consolidated partnerships, $438.3 million is guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $118.1 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in certain financial instruments, primarily mortgage revenue bonds and other bond related investments that are subject to various forms of market risk, including interest rate risk. We seek to prudently and actively manage such risks to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels which are commensurate with the risks we undertake.

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

INTEREST RATE RISK
------------------

The nature of our investments and the instruments used to raise capital for their acquisition expose us to income and expense volatility due to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors beyond our control. Our exposure to interest rates is twofold:

o    the potential increase in interest expense on our variable-rate debt; and
o    the impact of changes in interest rates on the value of our assets.

IMPACT ON EARNINGS

Our investments in mortgage revenue bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the underlying properties, which do not fluctuate with changes in market interest rates.

In contrast, payments required under our floating-rate securitization programs vary based on market interest rates based on the BMA and are re-set weekly or every 35 days. In addition, we have floating-rate debt related to our acquisition financing and our warehouse facilities. Other long-term sources of capital, such as the preferred shares of our Equity Issuer subsidiary, carry a fixed dividend rate and, as such, are not impacted by changes in market interest rates.

Excluding $589.3 million of debt hedged via interest rate swap agreements, the full amount of our liabilities labeled as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest  rates  would  decrease  our annual net  income by  approximately  $8.6 million.

We manage this risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those not susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds. We estimate the fair value for each mortgage revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate, using the same methodology used to estimate the portfolio fair market value under SFAS 115, that a 1% increase in market rates for tax-exempt investments would decrease the estimated fair value of our portfolio of mortgage revenue bonds from its September 30, 2005, value of approximately $2.2 billion to approximately $2.1 billion. A 1% decline in interest rates would increase the value of the September 30, 2005, portfolio to approximately $2.4 billion. Changes in the estimated fair value of the mortgage revenue bonds do not impact our reported net income, earnings per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

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

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of September 30, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. To remediate the material weaknesses in internal controls identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004, during the first nine months of 2005, we have:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In July 2005, we issued approximately 2.2 million 4.4% Cumulative Perpetual Convertible Community Reinvestment Act Preferred Shares
         ("4.4% Convertible CRA Preferred Shares") for $108.0 million. Net of underwriters fees and expenses, our net proceeds were approximately $104.6 million. The shares carry a cumulative preferred 4.4% return based upon the liquidation amount of $50 per share and have no stated maturity. Beginning July 2008, holders of the shares may convert them into approximately 3.9 million common shares, and we may also redeem the shares at our option. The shares are also subject to remarketing provisions beginning in July 2015. These shares have no voting rights. Meridian Investments acted as placement agent for this offering.

         Securities purchased by us
         --------------------------

         The following table presents information related to our repurchases of our equity securities during the third quarter of 2005 and other information related to our repurchase program:


                         Purchases of Equity Securities

                                  (a)             (b)              (c)                     (d)

                                                               Total number
                                                                 of shares
                                 Total                       purchased as part       Maximum number
                               number of        Average         of publicly       of shares that may yet
                                shares        price paid      announced plans     be purchased under the
          Period             purchased (1)     per share        or programs          plans or programs
    --------------------     -------------    -----------    -----------------    ----------------------
    July 1-31, 2005              24,299         $21.96               --
    August 1-31, 2005                --             --               --
    September 1-30, 2005             --             --               --
                               --------         ------          -------

    Total                        24,299         $21.96               --                 1,266,974
                               ========         ======          =======                ==========


         (1) These repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION

         On November 8, 2005, CharterMac announced that Stuart J. Boesky will step down from his position as CharterMac's Chief Executive Officer and as a member of its Board of Trustees, effective November 15, 2005. The Board of Trustees has appointed CharterMac's Chairman, Stephen M. Ross, as interim Chief Executive Officer, and has begun a search for a new Chief Executive Officer. The Board will consider both internal and external candidates. In connection with Mr. Boesky's departure, CharterMac's President, Marc D. Schnitzer, and its Chief Financial Officer, Alan P. Hirmes, will assume certain of his duties.

         Pursuant to the Agreement, Mr. Boesky will serve as a consultant to CharterMac and its subsidiaries (collectively, the "Company") for a period of one year, and his consulting contract may be terminated by either party. The Company will pay Mr. Boesky approximately $2.8 million in connection with the Agreement; the Company will pay $1.5 million in cash and issue common shares worth $800,000 during the fourth quarter of 2005, with the balance paid in cash during the first

                           PART II. OTHER INFORMATION

         quarter of 2006. Pursuant to the terms of the Agreement, the Company also will pay Mr. Boesky approximately $64,000 in the fourth quarter of 2004 and approximately $175,000 in 2006 for consulting services.

         In addition, CharterMac will accelerate the vesting on restricted shares and share options it had previously granted to Mr. Boesky as well as the common shares granted under the Agreement, and the lockup agreement with respect to his special common units of a subsidiary of CharterMac, which are exchangeable for common shares of CharterMac on a one for one basis, will terminate upon his departure.

         Pursuant to the Agreement, Mr. Boesky and the Company have mutually released claims each may have against the other, if any. The Agreement also contains non-compete provisions and provides that Mr. Boesky will not solicit Company employees or clients for specified time periods. Mr. Boesky also has agreed to a standstill with respect to the acquisition of securities of American Mortgage Acceptance Company ("AMAC") or other specified actions with respect to AMAC. AMAC is a Massachusetts real estate investment trust which is managed by an affiliate of CharterMac.

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



                                   CHARTERMAC
                                  (Registrant)



Date:  November 9, 2005        By: /s/ Stuart J. Boesky
                                   --------------------
                                   Stuart J. Boesky
                                   Managing Trustee and Chief Executive Officer



Date:  November 9, 2005        By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of CharterMac;

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


         Date:  November 9, 2005                    By:  /s/Stuart J. Boesky
                                                         -------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of CharterMac;

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


         Date:  November 9, 2005                    By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
               CHARTERMAC FOR THE QUARTER ENDED SEPTEMBER 30, 2005


In connection with the Quarterly Report on Form 10-Q of CharterMac for the quarterly period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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



By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     November 9, 2005                                    November 9, 2005