Form 10-K
period 2005-12-31
CHARTERMAC
filed 2006-03-15
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20004

                                    FORM 10-K

  X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

           Securities registered pursuant to Section 12(b)of the Act:
                          SHARES OF BENEFICIAL INTEREST

                   Name of each exchange on which registered:
                             NEW YORK STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[X] No[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $1,108,635,000.

As of February 28, 2006 there were 52,018,956 outstanding shares of the registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the registrant's Proxy Statement for the Annual Meeting to be held in June 2006 which are incorporated into Items 10, 11, 12 and 13.

TABLE OF CONTENTS

                                   CHARTERMAC

                           ANNUAL REPORT ON FORM 10-K


                                                                                                               PAGE
PART I
                     Item 1.           Business                                                                   4
                     Item 1A.          Risk Factors                                                              12
                     Item 1B.          Unresolved Staff Comments                                                 27
                     Item 2.           Properties                                                                27
                     Item 3.           Legal Proceedings                                                         27
                     Item 4.           Submission of Matters to a Vote of Shareholders                           28

PART II
                     Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters
                                           and Issuer Purchases of Equity Securities                             29
                     Item 6.           Selected Financial Data                                                   31
                     Item 7.           Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations                                                 31
                     Item 7A.          Quantitative and Qualitative Disclosures about Market Risks               50
                     Item 8.           Financial Statements and Supplementary Data                               55
                     Item 9.           Changes in and Disagreements with Accountants on Accounting and
                                           Financial Disclosure                                                 115
                     Item 9A.          Disclosures Controls and Procedures                                      115
                     Item 9B.          Other Information                                                        115

PART III
                     Item 10.          Directors and Executive Officers of the Registrant                       116
                     Item 11.          Executive Compensation                                                   116
                     Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                                           Related Stockholder Matters                                          116
                     Item 13.          Certain Relationships and Related Transactions                           116
                     Item 14.          Principal Accounting Fees and Services                                   116

PART IV
                     Item 15.          Exhibits and Financial Statement Schedules                               117

SIGNATURES                                                                                                      122


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o adverse changes in the real estate markets including, among other things, competition with other companies;
     o    interest rate fluctuations;
     o general economic and business conditions, which will, among other things, affect the availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by mortgage revenue bonds we own;
     o    environment/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries;
     o the risk that relationships with key investors and developers may not continue;
     o    our ability to generate fee income may not continue; and
     o    risks related to the form and structure of our financing arrangements.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.

                                     PART I
ITEM 1.  BUSINESS.

General
-------

We are CharterMac, a statutory trust created under the laws of Delaware. We conduct substantially all of our business through our subsidiaries. For ease of readership, however, the term "we" (as well as "us", "our" or "the Company") is used throughout this document may mean a subsidiary or the business as a whole, while the term "parent trust" refers only to CharterMac as a stand-alone entity.

We provide capital solutions to real estate developers and owners as well as quality investment products to institutional and retail investors. Through our subsidiary operations, we offer financing for every part of a property's capital structure and are one of the nation's leading full-service real estate finance companies, with a core focus on multifamily rental housing.

We commenced operations in October 1997 and have since expanded through several acquisitions.

Additional Information
----------------------

Additional information about CharterMac beyond what is included in this Form 10-K, including our code of conduct, is available at WWW.CHARTERMAC.COM. As soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") we make available, on or through our website, free of charge:

     o    our annual report on Form 10-K;
     o    our quarterly reports on Form 10-Q;
     o    our current reports on Form 8-K; and
     o amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

You may also read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0300. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at WWW.SEC.GOV. We will provide a copy of any of the foregoing documents upon request.

None of the information on our website that is not otherwise expressly set forth or incorporated by reference in the Form 10-K is a part of this Form 10-K.

Business Overview
-----------------

Through our subsidiaries, we are a full-service real estate finance company, with a strong core focus on the multifamily sector. Our subsidiaries have direct financing relationships with over 800 real estate developers and owners throughout the country. We operate from a fully integrated platform, which enables us to originate, underwrite and manage the risk of most transactions in which we provide debt or equity. Our platform offers us several competitive advantages, including:

     o THE ABILITY TO CROSS-SELL OUR PRODUCTS. Frequently on transactions, we are able to offer more than one component of a property's capital structure.
     o THE ABILITY TO ORIGINATE THE TRANSACTION WHOLESALE. Our "one-stop shopping" capability enables us to capture substantially all of the fees associated with the transaction.
     o THE ABILITY TO CONTROL THE CREDIT QUALITY OF THE UNDERLYING PROPERTY. By working directly with the property's owner and by risk-managing the underlying asset, our credit losses have historically been low.

Operating Segments
------------------

We operate in four business segments:

1. PORTFOLIO INVESTING, which includes subsidiaries that invest primarily in tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income. The proceeds of mortgage revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

2.       FUND MANAGEMENT, which includes:

          o Subsidiaries that sponsor real estate investment funds that primarily invest equity in Low-Income Housing Tax Credit ("LIHTC") properties. We receive fees for sponsoring, managing and providing other services to these funds;
          o Subsidiaries that provide advisory services to us, other subsidiaries of ours and to American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust that focuses on providing first mortgage, mezzanine and bridge financing to commercial and multifamily properties; and
          o Subsidiaries that participate in what we refer to as "credit intermediation" transactions, including supporting the credit for affiliate mortgage loans and providing specified returns to investors in LIHTC investment funds, in exchange for fees.

3.       MORTGAGE   BANKING,   which  includes   subsidiaries   that  originate,
         underwrite and service predominantly multifamily mortgage loans on behalf of third parties, including:

          o    The Federal National Mortgage Association ("Fannie Mae");
          o    The Federal Home Loan Mortgage Corporation ("Freddie Mac");
          o    The Federal Housing Authority ("FHA");
          o    Conduits; and
          o    Insurance companies.

          In  exchange  for  these   origination,   underwriting  and  servicing
          activities, we receive origination and servicing fees.

4. CONSOLIDATED PARTNERSHIPS, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have little or no equity interest (see Note 1 to the consolidated financial statements).

Comparative segment financial information for 2005, 2004 and 2003 is presented in Note 19 to the consolidated financial statements.

1.   PORTFOLIO INVESTING

We conduct most of our portfolio investing through our CharterMac Equity Issuer Trust ("Equity Issuer") subsidiary.

As of December 31, 2005, our revenue bond portfolio included direct and indirect interests in mortgage revenue bonds with an aggregate fair value of approximately $2.5 billion (prior to $227.5 million of eliminations), secured by affordable multifamily properties containing 51,989 units located in 29 states and the District of Columbia. While most of these mortgage revenue bonds generate tax-exempt income, certain of them generate taxable income.

Our Portfolio Investing business generates most of its income and cash flow from a positive spread between the interest earned from our mortgage revenue bond portfolio and the cost of capital we use to purchase the bonds. We also receive fees from borrowers for the origination of new mortgage revenue bonds.

We believe we have a competitive advantage in our Portfolio Investing business due to our "Direct Purchase Program". The traditional methods of financing affordable multifamily housing with tax-exempt bonds are complex and time consuming and involve the participation of many intermediaries. Through the Direct Purchase Program we have streamlined the process by removing all intermediaries (except for the governmental issuer of the mortgage revenue bond) and enabling the developer to deal directly with one source. Because Equity Issuer purchases mortgage revenue bonds directly from the governmental issuer, our program eliminates the need for underwriters and their counsel, rating agencies and costly documentation. By dealing directly with our subsidiaries, we believe developers feel more confident about the terms and timing of their financing.

The acquisition of mortgage revenue bonds requires capital. In addition to using a portion of our operating cash flows, we obtain such capital by securitizing most of the bonds we purchase and by issuing equity securities.

For more information on our securitization activity, see Note 9 to our consolidated financial statements. For information regarding issuances of preferred shares of Equity Issuer and our common and preferred shares, see Notes 13 and 14 to our consolidated financial statements.

Through this segment, we also invest in other entities, such as our preferred and common investments in ARCap Investors, L.L.C. ("ARCap,") our participating loan to and preferred investment in Capri Capital Advisors ("CCA") and our investments in funds that CCA sponsors (see Note 6 to the consolidated financial statements).

2.   FUND MANAGEMENT

Our Fund Management segment includes:

     o    Tax Credit Fund Sponsorship;
     o    Advisory Services; and
     o    Credit Intermediation.

TAX CREDIT FUND SPONSORSHIP
---------------------------

We conduct our tax credit fund sponsorship activities through CharterMac Capital LLC ("CharterMac Capital"), which we acquired in November 2003 (see Note 2 to our consolidated financial statements) and which was formerly known as Related Capital Company LLC.

CharterMac Capital is one of the nation's largest sponsors of LIHTC investment funds, having raised nearly $7.5 billion in equity from institutional and retail investors. As a sponsor of over 115 public and private real estate investment programs, CharterMac Capital has provided financing for over 1,200 properties in 46 states, Puerto Rico and the District of Columbia.

In a typical LIHTC investment fund, investors acquire a direct limited partnership interest in an "upper-tier" investment partnership. The investment partnership, in turn, invests as a limited partner in one or more "lower-tier" operating partnerships which own and operate the multifamily properties. Limited partners in the upper-tier partnerships are most often corporations who are able to utilize the tax benefits and usually derive limited economic benefit from the investment other than the expected tax credits and tax losses from the lower-tier partnership's operation of the properties. In some cases, in conjunction with the final disposition of the property, the limited partners may receive an additional return.

We often borrow the cash from a warehouse lender to acquire lower-tier partnership investments . This arrangement enables us to obtain and hold suitable investments for a fund until it has admitted investors and obtained investment capital. As a result, we are better able to provide investment opportunities to the funds we sponsor when investment capital is available. When we admit investors to a fund, the fund simultaneously pays us an amount sufficient to enable us to repay the monies we borrowed from the warehouse lender, and the fund is either admitted as a limited partner of the lower-tier operating partnership in our place or the warehouse lender releases its lien on the fund's assets.

Tax credit fund sponsorship generates income and cash flow predominantly from:

     o organization and offering fees we earn in connection with the capital raising and sponsorship of investment programs, which we receive upon the closing of a fund;
     o fees associated with acquisition activity of each fund we sponsor, which we receive at the time of the acquisition; and

     o partnership management and asset management fees associated with ongoing administration of investment programs we advise, which we receive either at the time a fund closes or over several years, depending upon the terms of the partnership agreements.

ADVISORY SERVICES
-----------------

CharterMac Capital and its subsidiaries provide management and advisory services to the parent trust and other subsidiaries of CharterMac as well as to AMAC.

Providing services to CharterMac subsidiaries generates income and cash flows in this segment from:

     o fees associated with asset management services provided to the Portfolio Investing segment with regard to the investments it holds; and
     o fees associated with the origination of certain mortgages by our Mortgage Banking segment.

While these fees are eliminated in consolidation, our segment results presented elsewhere in this document reflect these fees as earned.

AMAC is a publicly traded real estate investment trust that focuses on providing first mortgage, mezzanine and bridge financing to commercial and multifamily properties. AMAC also invests in government-insured or agency guaranteed debt securities that are predominantly secured by first mortgages on multifamily properties. As of December 31, 2005, AMAC had $400.7 million in assets and a total market capitalization of approximately $399.9 million.

Providing management to AMAC generates income and cash flow predominantly from:


     o acquisition fees paid by the borrowers upon the closing of a loan that AMAC originates;
     o    asset management fees; and
     o incentive management fees received annually if AMAC achieves certain earnings and distribution benchmarks.

CREDIT INTERMEDIATION
---------------------

We conduct our credit  intermediation  activities  primarily through our Charter
Mac  Corporation  ("CM  Corp.")   subsidiary.   What  we  refer  to  as  "credit
intermediation" falls into several categories:

     o using default swaps to provide a specified rate of return during the life of an LIHTC fund we sponsor, for which we receive a fee that we recognize over the transaction period. These transactions may be for the construction period or the operation period of a pool of properties, or for the combined periods. These transactions historically have involved supporting obligations of a primary obligor;
     o supporting a developer's credit during the construction phase of a property, for which we receive a fee which we recognize over that period;
     o supporting a developer's credit following the stabilization of a property for the operational period for the pool of properties, for which we receive a fee at the inception of the deal and which we recognize over the estimated operational period of the property; and
     o credit intermediation of a borrowers' obligations on either individual or mortgage pools for a fee.

As previously announced, we plan to launch a new majority-owned subsidiary, Centerbrook Holdings LLC ("Centerbrook") that will provide certain of our credit intermediation services on a going forward basis. While historically CM Corp. has supported the commitments of a primary intermediator, Centerbrook will fulfill that role for future transactions, and we expect that it will later fulfill the primary intermediator role. In addition, Centerbrook will provide what is often referred to as "credit enhancement" of the mortgage revenue bonds in our securitization programs. There is no assurance, however, that this subsidiary will begin operations in 2006.

While initially Centerbrook will be involved in credit intermediation for transactions in which our subsidiaries are involved, we will also seek to provide these services to other unrelated customers.

3.   MORTGAGE BANKING

We conduct  our  mortgage banking  activity  primarily  through  our  subsidiary
CharterMac Mortgage Capital Corp. ("CMC"), a full-service, direct mortgage banking firm specializing in originating, underwriting, and servicing mortgage loans for conventional apartment properties, affordable housing, senior housing, and commercial properties nationwide. CMC also manages the operations of another subsidiary, CharterMac Mortgage Partners Corporation, which originates and services certain Freddie Mac loans. Throughout this document, we will refer to "CMC" as encompassing our entire Mortgage Banking business.

CMC is one of 26 approved Delegated Underwriters and Servicers ("DUS") in Fannie Mae's principal multifamily loan program. Fannie Mae delegates the responsibility for originating, underwriting, closing and delivering multifamily mortgages to the DUS lenders and the DUS lenders share the risk of loss with Fannie Mae and service the loans for a fee. Under the DUS program, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire the mortgage loan based upon our underwriting, and we agree to bear a portion of the risk of potential losses in the event of a default. Fannie Mae commitments may be made to acquire and/or credit enhance the mortgage loan from CMC for cash or in exchange for a mortgage-backed security backed by the mortgage loan.

In addition to DUS originations, our mortgage banking activities include:

     o closing and delivering multifamily mortgages to Freddie Mac as a Freddie Mac Program Plus seller/servicer. Similar to the DUS program with Fannie Mae, as a Program Plus lender, we originate mortgages based on commitments from Freddie Mac, and we then sell those loans to Freddie Mac. While Program Plus does not involve risk-sharing, we also originate loans under Freddie Mac's Delegated Underwriting Initiative ("DUI") Program, which, similar to DUS, involves loss sharing ;
     o acting as an approved seller/servicer for the Government National Mortgage Association ("Ginnie Mae");
     o originating and servicing loans as a leading commercial loan correspondent for Wall Street conduits and life insurance companies;
     o    acting as an approved loan processor/servicer for the FHA; and
     o    sub-servicing loans originated by other firms.

Mortgage loans we originate for Fannie Mae, Freddie Mac or Ginnie Mae are generally closed in CMC's name, using cash borrowed from a warehouse lender. Approximately one week to one month following closing of a loan, the loan documentation and an assignment are delivered to the mortgagor, or a document custodian on its behalf, and the cash purchase price or mortgage-backed security is delivered to us. We use the cash received to repay the warehouse loans or we sell the mortgage-backed securities for cash pursuant to prior agreements and use that cash to repay the warehouse loans. We do not retain any interest in any of the mortgage loans except for mortgage servicing rights ("MSRs") and certain contingent liabilities under the loss-sharing arrangements with Fannie Mae and Freddie Mac.

Our mortgage banking activities generate income and cash flow predominantly from:

     o    origination fees;
     o ongoing fees for servicing a majority of the loans we originate as well as other loans that we sub-service. Servicing fees include a loss sharing premium for loans originated for Fannie Mae (and in certain cases, Freddie Mac);
     o    prepayment penalties, generally associated with refinancing; and
     o    interest earned on amounts held in escrow.

In 2006, this segment will also be originating mortgages for sale to AMAC and will receive fees for the originations.

4.   CONSOLIDATED PARTNERSHIPS

In accordance with accounting rules requiring the consolidation of partnerships, we consolidate the balance sheets and operations of numerous funds that we sponsor and other partnerships that we indirectly manage. While we have little or no equity interest in these consolidated partnerships, we effectively control them for reasons associated with our role in managing them and the nominal equity interests of our executive officers. While our Fund Management and

Portfolio Investing segments earn fees or interest from these consolidated partnerships, we consider the partnerships as a separate business for management purposes. For a more detailed discussion, see Note 1 to the consolidated financial statements.

Competition
-----------

From time to time, we may be in competition with private investors, investment banks, mortgage banking companies, lending institutions, Government Sponsored Enterprises such as Fannie Mae and Freddie Mac, mutual funds, domestic and foreign credit intermediators, bond insurers, investment partnerships and other entities with objectives similar to ours. Although we operate in a competitive environment, competitors focused on providing all of our custom-designed programs are relatively few. Specifically:

     o our Portfolio Investing business competes directly with investment banks, real estate finance companies and others seeking to invest in tax-exempt mortgage revenue bonds;
     o our Fund Management business competes directly with others seeking to raise capital for tax advantaged funds, some of which offer credit intermediation for their funds, regional and national banks that directly acquire LIHTC investments and other real estate fund management companies; and
     o our Mortgage Banking business is in competition with 25 other licensed DUS lenders which originate multifamily mortgages on behalf of Fannie Mae, 34 other Freddie Mac Program Plus lenders, three other companies that participate in the DUI program as well as numerous banks, finance companies and others that originate mortgages for resale.

We face many competitors, some of whom have substantially greater financial and operational resources than we do. In addition, affiliates of some of our managing trustees have formed, and may continue to form, various entities to engage in businesses that may be competitive with us, but, at this time, there is no other such business that has all of our financing products (see RISKS RELATED TO INVESTING IN OUR COMPANY in Item 1A below). However, we feel we can effectively compete due to our on-going relationships with developers. Due to our unified product platform, we believe that we are better positioned to offer a full range of financing programs on both affordable and market-rate multifamily housing. Our origination groups are able to cross market all of our financing products, thereby offering developers a single, streamlined execution.

We face increasing levels of competition both in terms of new competitors and new competing products. We continually seek to develop new products that will complement our existing real estate financing products.

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

Tax Matters
-----------

We are a Delaware statutory trust and a significant portion of our revenue is non-taxable. Further, for federal income tax purposes, the parent trust and many of our subsidiaries (including all that constitute our Portfolio Investing segment) are treated as partnerships that are not subject to income taxes. We pass through our income, including federally tax-exempt income, to our shareholders for inclusion in their tax returns. We derive a substantial portion of our income from ownership of first mortgage "Private Activity Bonds." The interest from these bonds is generally exempt from regular federal income tax. However, the Tax Reform Act of 1986 classified this type of interest for bonds issued after August 7, 1986 as a tax preference item for alternative minimum tax ("AMT") purposes. The percentage of our tax-exempt interest income subject to AMT was approximately 93% for the year ended December 31, 2005, compared to 93% in 2004 and 88% in 2003. As a result of AMT, the percentage of our income that is exempt from federal income tax may be different for each shareholder.

We also conduct businesses that generate taxable income through CM Corp. and its subsidiaries, which collectively operate our Fund Management and Mortgage Banking businesses.

With regard to our mortgage revenue bond investing and tax credit fund sponsorship, we operate in a regulatory environment governed primarily by two sections of the Internal Revenue Code of 1986 (the "Code") relating to affordable housing:

     o Section 142(d), which governs the issuance of federally tax-exempt mortgage revenue bonds for affordable multifamily housing to be owned by private, for-profit developers; and
     o Section 42, which authorizes federal LIHTCs for qualifying affordable housing properties.

TAX-EXEMPT FINANCING

Section 142(d) provides for the issuance of federally tax-exempt revenue bonds, the proceeds of which are to be loaned to private developers for the new construction or acquisition and rehabilitation of multifamily rental housing. Under the Code, in order to qualify for federally tax-exempt financing, certain ongoing requirements must be complied with on a continual basis. The principal requirement is that the property be operated as a rental property and that during the Qualified Project Period (defined below) at least either:

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

If these requirements are not complied with on a continual basis, interest on the mortgage revenue bonds could be determined to be includable in gross income retroactively to the date such bonds were issued. There is no federal statutory or regulatory limit on the amount of rent that may be charged. The availability of federally tax-exempt financing for affordable multifamily housing to be owned by private, for-profit developers in each state is limited by an annual volume cap contained in Section 146 of the Code, which is indexed for inflation.

Bonds issued for affordable multifamily housing properties must compete with all other types of private activity bonds (other than private activity bonds issued for qualifying Section 501(c)(3) organizations) for an allocation of a state's available volume cap. Non-profit organizations described in Section 501(c)(3) of the Code whose charitable purpose is to provide low income housing may also avail themselves of federally tax-exempt financing to construct or acquire and rehabilitate affordable multifamily housing properties. Mortgage revenue bonds for such charities are governed by Section 145 of the Code and may be issued without regard to the statewide volume cap that applies to for-profit developers. Under Section 145 of the Code at least 95% of the proceeds of the bond issue must be used in a manner that furthers the charitable purpose of the
Section 501(c)(3) organization, or a related purpose. In Revenue Procedure 96-32, the IRS promulgated a non-exclusive safe harbor for Section 501(c)(3) organizations whose charitable purpose is to provide affordable housing: if either the 20/50 or 40/60 tests described above are met and, in addition, at least 75% of all units are rented to families whose income does not exceed 80% of area median gross income (adjusted for family size) and the Section 501(c)(3) organization charges tenants "affordable rents", the proceeds of a revenue bond issue will be treated as being used to further the Section 501(c)(3) organization's charitable purpose.

FEDERAL LIHTCS

Section 42 of the Code authorizes federal LIHTCs for affordable multifamily rental housing. Under this program, a project either receives an allocation of federal LIHTCs from an agency designated by the government of the state in which the project is located or the project is entitled to the LIHTCs by reason of its being financed by volume cap mortgage revenue bonds. There are two types of credits:

     o 4% credits - for new buildings and existing buildings financed with mortgage revenue bonds that receive an allocation of the volume cap, or for new and existing buildings financed with below-market federal financing that receive an allocation of federal LIHTCs from state agencies; and
     o 9% credits - for new buildings that receive an allocation of federal LIHTCs from state agencies.

The credits are taken over a period of 10 years, which can span over an 11-year operating period. The credit amount is based on the qualified basis of each building, which is based upon the adjusted basis of the building multiplied by the percentage of units in the building leased to low-income tenants.

In order to qualify for the federal LIHTC, the property must comply with either of the 20/50 or 40/60 tests that apply to tax-exempt bonds (see TAX-EXEMPT FINANCING above). However, in addition, the amount of rent that may be charged to qualifying low-income tenants cannot exceed 30% of the "imputed income" for each unit, i.e., 30% of the imputed income of a family earning 50% or 60% of area median income, as adjusted for family size. Failure to comply continuously with these requirements throughout the 15 year recapture period could result in a recapture of the federal LIHTCs. In addition, if the rents from the property are not sufficient to pay debt service on the mortgage revenue bonds or other financing secured by the property and a default ensues, the initial borrower could lose ownership of the project as the result of foreclosure of the mortgage securing the bonds. In such event, the initial equity investors would no longer be entitled to claim the federal LIHTCs, but the foreclosing lender could claim the remaining LIHTCs provided the project continues to be operated in accordance with the requirements of Section 42. As a result, there is a strong incentive for the federal LIHTC investor to ensure that the development is current on debt service payments by making additional capital contributions or otherwise.

With respect to most of the properties that secure our mortgage revenue bonds, all the multifamily units are rented to individuals or families at 60% of area median income and, thus, 100% of the qualified basis may be used to determine the amount of the federal LIHTC. This maximizes the amount of equity raised from the purchasers of the federal LIHTCs for each development and provides for the maximum amount of rent that can be obtained from tenants where there is currently strong occupancy demand.

Investors in CharterMac Capital sponsored funds are usually Fortune 500 corporations that have projected long-term positive tax positions. These investors generally become limited partners in the CharterMac Capital sponsored fund which, in turn, invests as a limited partner in the developer/owner of the affordable housing property. The CharterMac Capital sponsored fund contributes to the developer/owner an amount equal to the present value of the projected credits and other tax benefits in the form of an up-front equity contribution to the developer. In the case of properties utilizing 4% credits, this contribution will usually provide between 25% and 35% of the costs of the development. For properties utilizing 9% credits, this payment will usually provide between 45% and 55% of the cost of the development.

Governance
----------

We are governed by a board of trustees comprised of twelve managing trustees, seven of whom are independent. Our board of trustees has six committees:

     (1)  Audit;
     (2)  Compensation;
     (3)  Nominating/Governance;
     (4)  Capital Markets;
     (5)  Conflicts; and
     (6)  Investment.

The Audit, Compensation, Nominating/Governance and Capital Markets committees consist entirely of independent trustees.

Employees
---------

Our subsidiaries had approximately 400 employees at December 31, 2005, none of whom were parties to any collective bargaining agreement.

Regulatory Matters
------------------

Our Mortgage Banking business is subject to various governmental and quasi-governmental regulations. As noted above, CMC is licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered public corporations. These agencies require CMC to meet minimum net worth and capital requirements and to comply with other reporting requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, CMC has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program. If CMC fails to comply with the requirements of these programs, the agency can terminate its license or approval. In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender's authority to originate and service their loans for any reason. If CMC's authority is terminated under any of these programs, it would prevent CMC from originating or servicing loans under that program. As a condition for receiving Fannie Mae and Freddie Mac's approval of our acquisitions of the businesses comprising the Mortgage Banking segment we are required to guarantee such business' obligations under these programs

ITEM 1A. RISK FACTORS

As with any business, we face a number of risks. If any of the following risks occur, our business, prospects, results of operations and financial condition would likely suffer. We have grouped these risk factors into several categories, as follows:

     1.   General Risks Related to Our Business
     2.   Risks Related to Our Portfolio Investing Business
     3.   Risks Related to Our Fund Management Business
     4.   Risks Related to Our Mortgage Banking Business
     5.   Risks Related to Application of Tax Laws
     6.   Risks Related to Investing in Our Company

1. GENERAL RISKS RELATED TO OUR BUSINESS

THERE ARE RISKS ASSOCIATED WITH THE PROPERTIES OUR PRODUCTS FINANCE THAT COULD ADVERSELY AFFECT OUR NET INCOME AND CASH FLOWS

Through our taxable and tax-exempt subsidiaries, we derive a large portion of our earnings by:

     o    investing in taxable and tax-exempt bonds;
     o    sponsoring funds that provide equity to LIHTC properties; and
     o    originating and servicing mortgages.

In many cases, we are both the sponsor of the fund and the holder of the debt secured by the property which is indirectly owned by the fund. In addition, we also support credit on behalf of developers, provide specified investment returns to the investors in certain equity funds we sponsor and issue other credit support associated with the performance of a property.

Our success depends in large part on the performance of the properties that are the subject of our businesses and, therefore, subjects us to various types and degrees of risk, including the following:

     o the property securing debt might not generate sufficient income to meet its operating expenses and payments on its related debt;
     o the failure of a mortgage obligor to make principal payments on a loan originated for Fannie Mae or Freddie Mac could expose us to losses under our loss sharing agreements;
     o local, regional or national economic conditions may limit the amount of rent that can be charged for rental units at the properties and may result in a reduction in rent payments or the timeliness of rent payments or a reduction in occupancy levels;

     o federal LIHTCs and local, state and federal housing subsidy or similar programs which apply to many of the properties impose rent limitations that could adversely affect the ability to increase rents to generate the funds necessary to maintain the properties in proper condition, which is particularly important during periods of rapid inflation or declining market value of such properties;
     o if a bond defaults, the value of the property securing such bond (plus, for properties that have availed themselves of the federal
          LIHTC, the remaining value of such LIHTC) may be less than the unamortized principal amount of such bond;
     o there are certain types of losses (generally of a catastrophic nature, such as earthquakes, floods, terrorism, wars and toxic mold or other environmental conditions) which are either uninsurable or not economically insurable;
     o under various laws, ordinances and regulations, an owner or operator of real estate is liable for damages caused by or the costs of removal or remediation of certain hazardous or toxic substances released on, above, under or in such real estate. These laws often impose liability whether or not the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. As a result, the entities we sponsor which own real estate, and the owners of the real estate securing our investments, could be required to pay for such damages or removal or remediation costs; and
     o    a guarantor may be unable to fulfill its obligations.

All of these conditions and events may increase the possibility that, among other things:

     o a property owner may be unable to meet its obligations to us as holder of its debt;
     o    a fund may not be able to pay our fees;
     o a fund may not generate the return that we have committed to provide and we may be called upon to satisfy the promised return; and
     o    we could lose our invested capital and/or anticipated future revenue.

This could decrease the fair value of our investments, lower the fair value of assets we pledge as collateral and affect our net income and cash flows.

WE MAY SUFFER ADVERSE CONSEQUENCES FROM CHANGING INTEREST RATES

Because a large portion of our debt is variable rate, an increase in interest rates could negatively affect our net income and cash flows. Additionally, increasing interest rates may:

     o reduce the fair value of our investments, particularly our fixed-rate mortgage revenue bonds and residual interests in tax-exempt securitization transactions;
     o    decrease the amount we could realize on the sale of those investments;
     o result in a reduction in the number of properties which are economically feasible to finance through either tax-exempt financing or tax credit equity;
     o reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to invest in mortgage revenue bonds or to structure transactions, thereby reducing fees we receive;
     o    increase our borrowing costs;
     o    restrict our access to capital;
     o cause investors to find alternative investments that are more attractive than the equity funds we sponsor; and
     o adversely affect the amount of cash available for distribution to shareholders.

Since a significant portion of our investments are residual interests in mortgage revenue bonds or other securities whose cash flow is first used to pay senior securities with short-term floating interest rates, any increase in short-term interest rates will increase the amount of interest paid on the senior securities and reduce the net cash flow in our Portfolio Investing business. Further, increasing interest rates may reduce the likelihood of property development or mortgage refinancing, thereby deceasing the origination volume in our Mortgage Banking business.

Conversely, a decrease in interest rates may lead to the refinancing of some of the debt we own if lockout periods have ended. We may not be able to reinvest the proceeds of any such refinancing at the same interest rates as the debt refinanced. Additionally, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily rental housing. Further, a portion of our net income is generated by interest income we earn on mortgage escrow deposits. If interest rates were to decrease, our net income in the Mortgage Banking segment would decrease as well.

Furthermore, strategies we may follow to address these risks carry risks of their own, including, but not limited to:

     o the ability to refinance variable-rate debt at terms that we find acceptable;
     o the risk that interest rate swap counterparties may default on their obligations to us;
     o we may not be able to match the duration or reset periods of assets and liabilities that we want to alleviate the effect of changing rates; and
     o other efforts to manage risks related to changes in interest rates may not be successful.

If a change in interest rates causes the consequences described above, or otherwise negatively affects us, the result could adversely affect our ability to generate net income or cash flows to make distributions and other payments in respect of our shares.

THE INABILITY TO MAINTAIN OUR RECURRING FEE ARRANGEMENTS AND TO GENERATE NEW TRANSACTION FEES COULD HAVE A NEGATIVE IMPACT ON OUR NET INCOME AND CASH FLOWS

Two taxable revenue sources in our Fund Management segment are the transaction fees generated by our sponsorship of new investment programs and recurring fees payable by existing and future programs. Transaction fees are generally "up-front" fees that are generated:

     o    by the sponsorship of new investment programs; and
     o    upon investment of the capital raised in an investment program.

Recurring fees are generated by the ongoing operation of investment programs we sponsor, some of which have finite lives. The termination of one or more of these recurring fee arrangements, or the inability to sponsor new programs which will generate new recurring and transaction fees, would reduce net income and cash flows. There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new investment programs.

Likewise, the two principal revenue streams in our Mortgage Banking business are fees we earn for originating loans and ongoing fees we earn for servicing loans. A decline in origination volume or the loss or termination of a servicing arrangement could adversely affect our results of operations and reduce our net income and cash flows. There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new business.

WE RELY UPON RELATIONSHIPS WITH KEY INVESTORS AND DEVELOPERS WHICH MAY NOT CONTINUE

We rely upon relationships with key investors and developers. If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected. In 2005, five key investors provided approximately 70.1% of the equity capital raised by tax credit syndication programs we sponsored, with Fannie Mae and Freddie Mac together providing approximately 39.8% of the equity capital. In addition, ten key developers provided approximately 43.7% of the LIHTC properties for which we arranged equity financing in 2005. Further, Fannie Mae and Freddie Mac were the purchasers of 63.5% of the loans originated by our Mortgage Banking business in 2005.

There can be no assurance that we will be able to continue to do business with these key investors and developers or that new relationships will be formed. Developers may also experience financial difficulties that would, in turn, reduce the amount of business we transact with them.

By reason of their regulated status, certain of our investors have regulatory incentives to invest in our sponsored investment programs in addition to the economic return from such investments. A change in such regulations could result in determinations to seek other investment opportunities.

REVENUES FROM OUR FEE-GENERATING ACTIVITIES ARE LESS PREDICTABLE THAN THOSE FROM OUR MORTGAGE REVENUE BOND INVESTMENTS AND COULD RESULT IN A DECREASE IN NET INCOME AND CASH FLOWS, FLUCTUATIONS IN OUR SHARE PRICE AND A REDUCTION IN THE PORTION OF OUR INCOME THAT IS TAX-EXEMPT

As of December 31, 2005 approximately 30% of the revenue we recognized in our statement of income was derived from fee-generating service activities through our taxable subsidiaries. Fee-generating businesses are inherently less predictable than the ownership of mortgage revenue bonds, and there can be no assurance that the fee-generating activities will be profitable. In addition, the net income and cash flows generated by our Fund Management business has historically fluctuated between quarters due to the typical variability in the timing of investments in tax credit partnerships. These fluctuations could be perceived negatively and, therefore, adversely affect our share price. Refer to
Note 18 to our consolidated financial statements for quarterly financial information.

In addition, the portion of our distributions that is excludable from gross income for federal income tax purposes could decrease based on the size of our future taxable business. Our taxable subsidiaries do not currently distribute dividend income to the parent trust but rather reinvest it in their businesses. If we invest in a larger percentage of taxable investments, or if our taxable subsidiaries were to distribute dividend income to the parent trust, the result would likely be that the taxable portion of our overall income would increase, and, therefore, the percentage of our net income distributed to shareholders that is federally tax-exempt to them would likely decrease.

2.   RISKS RELATED TO OUR PORTFOLIO INVESTING BUSINESS

WE HAVE NO RECOURSE AGAINST STATE OR LOCAL GOVERNMENTS OR PROPERTY OWNERS UPON DEFAULT OF OUR MORTGAGE REVENUE BONDS OR UPON THE BANKRUPTCY OF AN OWNER OF PROPERTIES SECURING OUR MORTGAGE REVENUE BONDS

Although state or local governments or their agencies or authorities issue the mortgage revenue bonds we purchase, the mortgage revenue bonds are not general obligations of any state or local government. No government, as an issuer of these bonds, is liable to make payments on the mortgage revenue bonds, nor is the taxing power of any government pledged for the payment of principal or interest on the mortgage revenue bonds. An assignment by the issuing government agency or authority of the mortgage loan in favor of a bond trustee on behalf of us, or in some cases, an assignment directly to the bondholder, secures each revenue bond we own. The mortgage loan is also secured by an assignment of rents. Following the time that the properties securing the mortgage loans are placed into service and achieve stabilized occupancy, the underlying mortgage loans are non-recourse to the property owner, other than customary recourse carve-outs for bad acts, such as fraud and breach of environmental representations and covenants. Accordingly, the revenue derived from the operation of the properties securing the mortgage revenue bonds that we own and amounts derived from the sale, refinancing or other disposition of the properties are the sole sources of funds for payment of principal and interest on the mortgage revenue bonds.

Our revenue may also be adversely affected by the bankruptcy of an owner of properties securing the mortgage revenue bonds that we directly or indirectly own. An owner of properties under bankruptcy protection may be able forcibly to restructure its debt service payments and stop making debt service payments to us, temporarily or otherwise. Our rights in this event would be defined by applicable law.

WE ARE SUBJECT TO CONSTRUCTION COMPLETION AND REHABILITATION RISKS THAT COULD ADVERSELY AFFECT OUR EARNINGS

As of December 31, 2005, mortgage revenue bonds with an aggregate fair value of approximately $313.8 million were secured by affordable multifamily housing properties which are still in various stages of construction and mortgage revenue bonds with an aggregate fair value of approximately $367.4 million were secured by affordable multifamily housing properties which are undergoing substantial rehabilitation. Construction and/or substantial rehabilitation of such properties generally lasts approximately 12 to 24 months. The principal risk associated with this type of lending is the risk of non-completion of construction or rehabilitation which may arise as a result of:

     o    underestimated construction or rehabilitation costs;
     o    delays;
     o    failure to obtain governmental approvals; and
     o adverse weather and other unpredictable contingencies beyond the control of the developer.

If a mortgage loan is called due to construction and/or rehabilitation not being completed as required in the mortgage loan documents, we, as the holder of the mortgage revenue bonds secured by such mortgage, may incur certain costs and be required to invest additional capital in order to preserve our investment.

THE PROPERTIES SECURING CERTAIN OF OUR MORTGAGE REVENUE BONDS, WHICH ARE CURRENTLY IN CONSTRUCTION, LEASE-UP OR REHABILITATION STAGES, MAY EXPERIENCE FINANCIAL DISTRESS IF THEY DO NOT MEET OCCUPANCY AND DEBT SERVICE COVERAGE LEVELS SUFFICIENT TO STABILIZE SUCH PROPERTIES, NEGATIVELY AFFECTING OUR ASSETS AND EARNINGS

As of December 31, 2005, mortgage revenue bonds in our portfolio with a fair value of approximately $1.5 billion were secured by mortgages on properties in construction, lease-up or rehabilitation stages. The lease-up of these underlying properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that they may go into default than bonds secured by mortgages on properties that are fully leased-up. Should a bond go into default, we may not receive interest income, which would reduce our net income and cash flows. Moreover, there can be no assurance that the underlying property will achieve expected occupancy or debt service coverage levels.

CERTAIN OF OUR MORTGAGE REVENUE BONDS WE AND OUR SUBSIDIARIES HOLD HAVE BEEN PLEDGED

A significant portion of our revenue bond portfolio has been pledged as collateral in connection with our securitizations and credit intermediation activities and we may not have full access to them until we exit the related programs. The fair value of the pledged bonds varies from time to time. As of December 31, 2005, the fair value of all pledged bonds was approximately $2.3 billion.

OTHER PARTIES HAVE THE FIRST RIGHT TO CASH FLOW FROM OUR SECURITIZED REVENUE BOND INVESTMENTS

Because of our utilization of securitization, our interests in a significant portion of our revenue bond investments are subordinated or may be junior in right of payment to other bonds, notes or instruments. There are risks in owning "junior residual interests" that could adversely affect our net income and cash flows, including:

     o the risk that borrowers may not be able to make payments on both the senior and junior residual interests, resulting in us, as the holder of the junior residual interests, receiving principal and interest payments that are less than expected or no cash flow at all;
     o the risk that short-term interest rates may rise significantly, increasing the amounts payable to the holders of the floating-rate senior interests created through our securitizations and reducing the amounts payable to us as holders of the junior residual interests; and
     o the risk that the holders of the senior mortgage revenue bonds or senior interests may control the ability to enforce remedies, limiting our ability to take actions that might protect our interests.

RISK ASSOCIATED WITH SECURITIZATION COULD ADVERSELY AFFECT OUR NET INCOME AND CASH FLOWS

Through securitizations, we seek to enhance our overall return on our investments and to generate proceeds that, along with operating cash flows and equity offering proceeds, facilitate the acquisition of additional investments. In our debt securitizations, a bank or another type of financial institution stands ready to provide liquidity to the purchasers of senior interests in our mortgage revenue bonds. They also provide certain credit intermediation with respect to the underlying revenue bond, which enables the senior interests to be sold to investors seeking investments with credit ratings of at least "A" short term and "AA" long term. The liquidity facilities are generally for one-year terms and are renewable annually. If the credit strength of either the liquidity or credit intermediation providers deteriorates, we anticipate that the return on the residual interests would decrease, negatively affecting our net income and subsequent executions. In addition, if we are unable to renew the liquidity or credit intermediation facilities, we would be forced to find alternative
(possibly more expensive) facilities, to repurchase the underlying bonds or to liquidate the underlying bonds and our investment in the residual interests. If we were forced to liquidate an investment, we would recognize gains or losses on the liquidation, which might be significant depending on market conditions. As of December 31, 2005:

     o senior interests with an aggregate amount of $482.5 million were credit intermediated by an eight-year term facility through MBIA, a large financial insurer. Of this amount, $382.5 million was subject to annual "rollover" renewal for liquidity which is provided by a consortium of banks;
     o Merrill Lynch provided liquidity for senior interests with an aggregate amount of $760.1 million in the P-FLOATs/RITES program. We do not maintain an ongoing commitment with Merrill Lynch and, therefore, are subject to the risk of termination of that program on short notice;
     o Merrill Lynch provided credit intermediation for senior interests with an aggregate amount of $596.8 million in the Merrill Lynch
          P-FLOATs/RITES   program.   We  do  not  maintain  an  ongoing  credit
          intermediation commitment with Merrill Lynch and, therefore, are subject to the risk of termination of that program on short notice;
     o IXIS Financial Products provided credit intermediation for senior interests with an aggregate amount of $163.3 million in the Merrill Lynch P-FLOATs/RITES program. Our credit intermediation commitment with IXIS is subject to annual renewal;
     o Goldman Sachs provided liquidity for senior interests with an aggregate amount of $187.1 million in the Goldman Sachs TIC/TOC program. We do not maintain an ongoing liquidity commitment with Goldman Sachs and, therefore, are subject to the risk of termination of that program on short notice; and
     o IXIS Financial Products provided credit intermediation for senior interests with an aggregate amount of $187.1 million in the Goldman Sachs TIC/TOC program. Our credit intermediation commitment with IXIS is subject to annual renewal.

OUR MORTGAGE REVENUE BONDS MAY BE CONSIDERED USURIOUS

State usury laws establish restrictions, in certain circumstances, on the maximum rate of interest that may be charged by a lender and impose penalties on parties making usurious loans, including monetary penalties, forfeiture of interest and unenforceability of the debt. There is a risk that our mortgage revenue bonds could be found to be usurious as a result of uncertainties in determining the maximum legal rate of interest in certain jurisdictions, especially with respect to mortgage revenue bonds that bear participating or otherwise contingent interest. Therefore, the amount of interest to be charged and the return on our mortgage revenue bonds would be limited by state usury laws and we may have to agree to defer or reduce the amount of interest that can be paid in any particular year (potentially to zero). Some states may prohibit the compounding of interest, in which case we may have to agree to forego the compounding feature of our mortgage revenue bonds originated in those states.

OUR INVESTMENTS IN MORTGAGE REVENUE BONDS ARE ILLIQUID

Our investments in mortgage revenue bonds lack a regular trading market. There is no limitation in our trust agreement or otherwise as to the percentage of our investments that may be illiquid and we expect to continue to invest in assets, substantially all of which will be illiquid securities. If a situation arises where we require additional cash, we could be forced to liquidate some or all of our investments on unfavorable terms (if any sale is possible) that could substantially reduce the amount of distributions available and payments made in respect of our shares.

MORTGAGE REVENUE BONDS MAY GO INTO DEFAULT FROM TIME TO TIME AND NEGATIVELY IMPACT OUR NET INCOME AND CASH FLOWS

Properties underlying our mortgage revenue bonds may experience financial difficulties from time to time, which could cause certain of our mortgage revenue bonds to go into default. Were that to occur, we might take remedial action such as, among other things, entering into a work-out or forbearance agreement with the owner of the property or exercising our rights with respect to the collateral securing such revenue bond, including the commencement of mortgage foreclosure proceedings. In addition, in the event that we were to successfully foreclose the mortgage on the underlying property, it is likely that, during the period that we or an affiliate owned both the property and the defaulted bond, we, as holder of the defaulted bond, would be deemed to be a related party to a "substantial user" of the property underlying such bond. As a result, during such period, the interest we receive on the bond would be taxable. See "SUBSTANTIAL USER" LIMITATION below.

3.   RISKS RELATED TO OUR FUND MANAGEMENT BUSINESS

THERE ARE RISKS ASSOCIATED WITH CREDIT INTERMEDIATION AND COMMITMENTS TO PROVIDE SPECIFIED RATES OF RETURN THAT EXPOSE US TO LOSSES

Through our taxable subsidiaries, we provide credit intermediation to third parties for a fee. If such third parties default on their obligations for which we provided credit intermediation, we would be called upon to make the related payment, which would likely be in an amount far in excess of the fee paid to us for providing the service. We also provide specified internal rates of return to investors in partnerships designed to pass through tax benefits, including LIHTCs, to investors. In connection with such transactions we might be required to advance funds to ensure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, we would be required to make a payment so that the specified rate of return will be achieved. Our maximum potential liability pursuant to those transactions is detailed in MANAGEMENT'S DISCUSSION AND ANALYSIS - OFF BALANCE SHEET ARRANGEMENTS and Note 21 to the consolidated financial statements.

THERE IS A RISK OF ELIMINATION OF, OR CHANGES TO, GOVERNMENTAL PROGRAMS THAT COULD LIMIT OUR PRODUCT OFFERINGS

A significant portion of our Fund Management revenues is derived from the syndication of partnership interests in partnerships that invest in properties eligible for LIHTCs. Although LIHTCs are a part of the Code, Congress could repeal or modify this legislation at any time or modify the tax laws so that the value of LIHTC benefits is reduced. If such legislation is repealed or adversely modified, we would no longer be able to pursue this portion of our business strategy.

CERTAIN AGREEMENTS PURSUANT TO WHICH WE EARN FEES HAVE FINITE TERMS AND MAY NOT BE RENEWED WHICH COULD NEGATIVELY AFFECT OUR NET INCOME AND CASH FLOWS

We receive fees pursuant to an advisory agreement with AMAC, an affiliated company. This advisory agreement is subject to annual renewal and approval by the independent trustees of AMAC and there is no guarantee that the agreement will be renewed.

We also receive fees from investment funds we sponsor. These funds generally do not require or authorize their investors to approve the funds' management arrangements with us; instead, we will generally acquire controlling interests in the entities which control these funds. However, these interests are subject to the fiduciary duty of the controlling entity to the investors in those programs, which may affect our ability to continue to collect fees from those funds. Furthermore, the organizational documents of certain of these funds allow for the investors, at their option, to remove the entity controlled by us as general partner or managing member without cause. Although the funds will generally be required to pay fair market value if they exercise this right, our right to receive future fees would terminate and there can be no assurance that the payment will fully compensate us for this loss. Finally, many of these funds typically have finite periods in which they are scheduled to exist, after which they are liquidated. The termination of a fund will result in a termination of the fees we receive from it.

OUR ROLE AS A SPONSOR OF INVESTMENT FUNDS AND CO-DEVELOPMENTS EXPOSES US TO RISKS OF LOSS

In connection with the sponsorship of investment funds and joint venture activities for co-development of LIHTC properties, we act as a fiduciary to the investors in our syndication programs and are often also required to provide performance guarantees. We advance funds to acquire interests in property-owning partnerships for inclusion in investment programs and, at any point in time, the amount of funds advanced can be material. Recovery of these amounts is subject to our ability to attract investors to new investment funds or, if investors are not found, the sale of the partnership interests in the underlying properties. We could also be liable to investors in investment programs and third parties as a result of serving as general partner or special limited partner in various investment funds. In addition, even when we are not required to do so, we may advance funds to allow investment funds to meet their expenses and/or generate the expected tax benefits to investors.

FUNDS MAY NOT GENERATE SUFFICIENT CASH TO PAY FEES DUE TO US, WHICH MAY NEGATIVELY IMPACT OUR NET INCOME AND CASH FLOWS

Much of the revenue in our Fund Management business is earned from fees that upper-tier funds we sponsor pay to our subsidiaries for services rendered. These funds are dependent upon the cash flows of lower-tier partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services. As the lower-tier partnerships are susceptible to numerous operational risks (see "THERE ARE RISKS ASSOCIATED WITH THE PROPERTIES OUR PRODUCTS FINANCE THAT COULD ADVERSELY AFFECT OUR NET INCOME AND CASH FLOWS" above) the upper-tier funds may not collect sufficient cash to pay the fees they owe to us. If we do not collect these fees, the negative impact on our cash flows, and our net income if we determine the fees are not collectible, could negatively impact our business.

4.   RISKS RELATED TO OUR MORTGAGE BANKING BUSINESS

THERE ARE RISKS OF LOSS ASSOCIATED WITH OUR MORTGAGE ORIGINATIONS WHICH MAY NEGATIVELY IMPACT OUR NET INCOME AND CASH FLOWS

In our DUS program, we originate loans through one of our subsidiaries which are thereafter purchased by Fannie Mae. We retain a first loss position with respect to loans that we originate and sell under this program. We assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and risk Levels I, II, or III. Of the 863 loans in this program as of December 31, 2005, all but two were Level I loans. For such loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae. Level II and Level III loans carry a higher loss sharing percentage.

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

We also participate in loss sharing transactions under Freddie Mac's DUI program whereby we originate loans that are purchased by Freddie Mac.

Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults on DUI transactions. For such loans, if a default occurs, our share of the loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance. The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.

Our maximum "first loss" exposure under the DUS and DUI programs is detailed in MANAGEMENT'S DISCUSSION AND ANALYSIS - OFF BALANCE SHEET ARRANGEMENTS and Note 21 to the consolidated financial statements.

CHANGES IN EXISTING GOVERNMENT SPONSORED AND FEDERAL MORTGAGE PROGRAMS COULD NEGATIVELY AFFECT OUR MORTGAGE BANKING BUSINESS.

Our ability to generate revenue through mortgage sales to institutional investors largely depends on programs sponsored by Fannie Mae and Freddie Mac, which facilitate the issuance of mortgage-backed securities in the secondary market. Any discontinuation of, or significant reduction in, the operation of those programs could have a material adverse effect on our mortgage banking business and results of operations. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these entities would reduce our revenues.

THE LOSS OF OUR RELATIONSHIPS WITH GOVERNMENT AGENCIES AND RELATED ENTITIES WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

Our agreements with Fannie Mae and Freddie Mac afford us a number of advantages and may be canceled by the counterparty for cause. Cancellation of one or more of these agreements would have a material adverse impact on our operating results and could result in further disqualification with other counterparties, loss of technology and other materially adverse consequences.

AS A MORTGAGE LENDER, WE MUST COMPLY WITH NUMEROUS LICENSING REQUIREMENTS, AND OUR INABILITY TO REMAIN IN COMPLIANCE WITH SUCH REQUIREMENTS COULD ADVERSELY AFFECT OUR OPERATIONS AND OUR REPUTATION GENERALLY.

Like other mortgage companies, we must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which we are authorized to lend. These requirements are complex and vary from jurisdiction to jurisdiction. From time to time we are subject to examination by regulators, and if it is determined that we are not in compliance with the applicable requirements, we may be fined, and our license to lend in one or more jurisdictions may be suspended or revoked.

IF OUR LOAN SERVICING PORTFOLIO DECREASES, OUR NET INCOME AND CASH FLOWS WOULD BE NEGATIVELY AFFECTED

A large portion of our revenues in the Mortgage Banking business relate to recurring fees for servicing mortgages originated or those for which we have sub-servicing agreements. Loans in our portfolio are subject to maturity, prepayments, defaults and refinancing after which we may not recapture the loan. Upon these events, our portfolio would decline, depriving us of the associated revenue stream. This, in turn, would negatively affect our net income and cash flows.

PROPOSED CHANGES TO ACCOUNTING RULES COULD ADVERSELY AFFECT OUR REPORTED NET INCOME

During 2005, the Financial Accounting Standards Board issued proposed revisions to its Standard No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which governs the accounting for, among other things, the origination and sale of mortgage loans. One interpretation of the proposed changes may call into question whether the mortgages we originate and sell under the DUS and DUI programs may be recognized as sales for accounting purposes. Should that interpretation become a part of any final accounting standard issued, it is possible that we may have to continue to carry such loans on our balance sheet as assets, account for the proceeds received as debt and not recognize certain mortgage banking fees as revenues upon the sale as we do currently. Such accounting changes would decrease our reported net income, which may negatively affect our share price. In addition, the potential decline in net income and the likely increase in our level of reported debt may cause non-compliance with debt covenants.

5.   RISKS RELATED TO APPLICATION OF TAX LAWS

OUR CLASSIFICATION AS A PUBLICLY TRADED PARTNERSHIP NOT TAXABLE AS A CORPORATION IS NOT FREE FROM DOUBT AND COULD BE CHALLENGED

We, and all of our Portfolio Investing subsidiaries, operate as partnerships or are disregarded for federal income tax purposes. This allows us to pass through our income, including our federally tax-exempt income, and deductions to our shareholders. The listing of our common shares on the New York Stock Exchange causes us to be treated as a "publicly traded partnership" for federal income tax purposes. We and our counsel, Paul, Hastings, Janofsky & Walker LLP ("Paul Hastings"), believe that we have been and are properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service ("IRS") could challenge our partnership status and we could fail to qualify as a partnership in years that are subject to audit or in future years. Qualification as a partnership involves the application of numerous technical legal provisions. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is "qualifying" income (which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items). We have represented that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to conduct our operations in a manner such that at least 90% of our gross income will constitute qualifying income in the current year and in the future. In the opinion of Paul Hastings, although the issue is not free from doubt, we have been and are properly treated as a partnership for federal income tax purposes.

In determining whether interest is treated as qualifying income under these rules, interest income derived from a "financial business" and income and gains derived by a "dealer" in securities are not treated as qualifying income. We have represented that we are acting as an investor with respect to our revenue bond investments and that we have not engaged in, and will not engage in, a financial business, although there is no clear guidance on what constitutes a financial business under the tax law. We have taken the position that for purposes of determining whether we are in a financial business, portfolio investing activities that we are engaged in now and that we contemplate engaging in prospectively would not cause us to be engaged in a financial business or to be considered a "dealer" in securities. The IRS could assert that our activities constitute a financial business. If our activities constitute (or as a result of increased volume constitute) a financial business or cause us to be treated as a dealer, there is a substantial risk that more than 10% of our gross income would not constitute qualifying income. We could also be treated as if we were engaged in a financial business if the activities of CM Corp. and its subsidiaries were attributed to us and were determined to constitute a financial business. CM Corp., including its principal subsidiaries CharterMac Capital and CMC, is subject to income tax on its income. Accordingly, we believe the activities and income of CM Corp. and its subsidiaries will not be attributed to CharterMac for purposes of determining CharterMac's tax status. In addition, in determining whether interest is treated as qualifying income, interest income that is determined based upon the income or profits of any person is not treated as qualifying income. A portion of the interest payable on participating interest bonds owned by us is determined based upon the income or profits of the properties securing our investments. Accordingly, if we were to receive more than 10% of our gross income in any given year from such "contingent interest," the IRS could take the position that we should be treated as a publicly traded partnership taxable as a corporation. There can be no assurance that such monitoring would be effective in all events to avoid the receipt of contingent interest and any other non-qualifying income in any given year that exceeds 10% of our gross income because circumstances outside of our (or our subsidiaries) control could cause such a result.

If, for any reason, less than 90% of our gross income constitutes qualifying income, items of income and deduction would not pass through to our shareholders and our shareholders would be treated for federal income tax purposes as stockholders in a corporation. We would be required to pay income tax at corporate rates on any portion of our net income that did not constitute tax-exempt income. In addition, a portion of our federally tax-exempt income may be included in determining our alternative minimum tax liability. Distributions by us to our shareholders would constitute dividend income taxable to such holders to the extent of our earnings and profits, which would include tax-exempt income, as well as any taxable income we might have, and the payment of these distributions would not be deductible by us. These consequences would have a material adverse effect on us, our shareholders and the price of our shares.

OUR TREATMENT OF INCOME FROM OUR RESIDUAL INTERESTS AS FEDERALLY TAX-EXEMPT COULD BE CHALLENGED

We hold, indirectly, residual interests in certain federally tax-exempt mortgage revenue bonds through securitization programs, such as the P-FLOATs/RITES program, which entitle us to a share of the federally tax-exempt interest of such mortgage revenue bonds. Special tax counsel have each rendered an opinion to the effect that the issuer of the RITES and similar instruments will each be classified as a partnership for federal income tax purposes and the holders of the RITES and similar instruments will be treated as partners of each partnership. Consequently, as the holder of the RITES and similar instruments, we treat our share of the federally tax-exempt income allocated and distributed to us as federally tax-exempt income. However, it is possible that the IRS could disagree with those conclusions and an alternative characterization could cause income from the RITES and similar instruments to be treated as ordinary taxable income. If such an assertion of an alternative characterization prevailed, it would materially adversely affect us and our shareholders.

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

     TAX-EXEMPTION OF OUR MORTGAGE REVENUE BONDS

     On the date of original issuance or re-issuance of each revenue bond, nationally recognized bond counsel or special tax counsel rendered its opinion to the effect that, based on the law in effect on that date, interest on such mortgage revenue bonds is excludable from federally-taxable gross income, except with respect to any revenue bond (other than a revenue bond, the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code) during any period in which it is held by a "substantial user" of the property financed with the proceeds of such mortgage revenue bonds or a "related person" of such a "substantial user." Each opinion speaks only as of the date it was delivered. In addition, in the case of mortgage revenue bonds which, subsequent to their original issuance, have been reissued for federal tax purposes, nationally recognized bond counsel or special tax counsel has delivered opinions that interest on the reissued bond is excludable from federally-taxable gross income of the holder from the date of re-issuance or, in some cases, to the effect that the re-issuance did not adversely affect the excludability of interest on the mortgage revenue bonds from the gross income of the holders thereof. However, an opinion of counsel has no binding effect and there is no assurance that the IRS will not contest these conclusions reached or, if contested, they will be sustained by a court.

     The Code establishes certain requirements which must be met subsequent to the issuance and delivery of tax-exempt mortgage revenue bonds for interest on such mortgage revenue bonds to remain excludable from federally-taxable gross income. Among these continuing requirements are restrictions on the investment and use of the revenue bond proceeds and, for mortgage revenue bonds the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, the continued exempt status of such borrower. In addition, the continuing requirements include tenant income restrictions, regulatory agreement compliance and compliance with rules pertaining to arbitrage. Each issuer of the mortgage revenue bonds, as well as each of the underlying borrowers, has covenanted to comply with certain procedures and guidelines designed to ensure satisfaction of the continuing requirements of the Code. Failure to comply with these continuing requirements of the Code may cause the interest on such bonds to be includable in federally-taxable gross income retroactively to the date of issuance, regardless of when such noncompliance occurs. Greenberg Traurig, LLP (also referred to as "Greenberg Traurig") as our bond counsel, and Paul Hastings, as our securities counsel (Greenberg Traurig and Paul Hastings are collectively referred to herein as our "Counsel"), have not, in connection with this filing, passed upon and do not assume any responsibility for, but rather have assumed the continuing correctness of, the opinions of bond counsel or special tax counsel (including opinions rendered by Greenberg Traurig) relating to the exclusion from federally-taxable gross income of interest on the mortgage revenue bonds and have not independently verified whether any events or circumstances have occurred since the date such opinions were rendered that would adversely affect the conclusions set forth herein.

     TREATMENT OF PARTICIPATING INTEREST BONDS AS EQUITY INVESTMENTS

     At our inception, almost all of our revenue bond investments were participating interest bonds that had been issued in the late 1980s. Since August 1996, because of the promulgation of certain tax regulations, participating interest tax-exempt bonds are rarely issued. Accordingly, and because the number of participating interest bonds in our portfolio has been shrinking on account of sales and refinancings, as of December 31, 2005, such bonds comprised only 3.5% of our total revenue bond portfolio.

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

     We will treat all interest received with respect to these bonds as tax-exempt income, there can be no assurance that such assumptions are correct, such treatment would not be challenged by the IRS, or that intervening facts and circumstances have not changed the assumptions and bases for providing such opinions. The opinions discussed above speak only as of their respective delivery dates, and our Counsel has not passed upon or assumed any responsibility for reviewing any events that may have occurred subsequent to the delivery of such opinions which could adversely affect the conclusions contained therein.

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

     Greenberg Traurig has reviewed the mortgage revenue bonds we own, the ownership of the obligors of our mortgage revenue bonds and the ownership of our shares and our subsidiaries' shares, and concurs in the conclusion that we are not "substantial users" of the properties financed with the proceeds of the mortgage revenue bonds or related parties thereto. There can be no assurance, however, that the IRS would not challenge such conclusion. If such challenge were successful, the interest received on any bond for which we were treated as a "substantial user" or a "related party" thereto would be includable in federally taxable gross income.

     SECURITIZATION PROGRAMS AND REVENUE PROCEDURE 2003-84

     Many of the senior interests in our securitization programs are held by tax-exempt money-market funds. For various reasons, money market funds will only acquire and hold interests in securitization programs that comply with Revenue Procedure 2003-84, which provides for exemption from Schedule K-1 reporting requirements for certain partnerships. Our counsel, Greenberg Traurig, has advised us that the partnerships we use in our securitizations currently meet the requirements of Revenue Procedure 2003-84. It is our intention to continue to meet those requirements, which include an income test and an expense test, on an ongoing basis. There can be no assurance, however, that unforeseen circumstances might cause one or more of our securitization partnerships to fail either the income test or the expense test, which would cause our securitization partnerships to have to comply with all of the requirements of subchapter K of the Code. In the event one or more of our securitization partnerships was forced to comply with the provisions of subchapter K of the Code, it is likely that all of the tax-exempt money market funds that hold the senior interests in those securitizations would tender their positions. This could cause our remarketing agent to locate new purchasers, which were not tax-exempt money market funds, for those tendered senior interests. This would probably result in an increase in the distributions to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the securitizations, which are owned by us through our subsidiaries.

     TAXABLE INCOME

     In our Portfolio Investing business, we primarily invest in investments that produce only tax-exempt income. However, the IRS may seek to re-characterize a portion of our tax-exempt income as taxable income as described above. If the IRS were successful, a shareholder's distributive share of such income would be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed. Any taxable income would be allocated pro rata among our CRA Preferred Shares, our CRA Shares and our common shares. We may also have taxable income in the form of market discount or gain on the sale or other disposition of our investments, and we expect to own investments and engage in certain fee generating activities (through our subsidiaries) that will generate taxable income.

     STRUCTURE OF OUR ACQUISITIONS

     Our acquisitions of CharterMac Capital and other subsidiaries were structured to prevent us from realizing active income from these businesses and to effectively receive a tax deduction (via the allocation of subsidiary costs) for payments made to its selling principals. It is possible that the IRS could challenge this structure, with material adverse consequences to us. First, the IRS could assert that we, as the parent trust, are the owner of these businesses, in which case the parent trust would realize an amount of active income from them that would require it to be treated as a corporation instead of a publicly traded partnership for income tax purposes. If the IRS prevailed, we would be required to pay taxes on that income, thereby reducing the amount available for us to make distributions. As a result, it is likely that the value of our shares would decline. Second, the IRS might assert that the Special Common Units
     ("SCUs") and Special Membership Units ("SMUs") held by the selling principals of the businesses and others are actually shares of our Company. If this position prevailed, the distributions payable on the units would not reduce the taxable income of CM Corp. In such event, CM Corp. would be subject to increased tax, which could reduce our net income, our cash flows and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

6.   RISKS RELATED TO INVESTING IN OUR COMPANY

BECAUSE  WE  HOLD  MOST  OF  OUR  INVESTMENTS  THROUGH  OUR  SUBSIDIARIES,   OUR
SHAREHOLDERS ARE EFFECTIVELY SUBORDINATED TO THE LIABILITIES AND EQUITY OF OUR SUBSIDIARIES

We hold most of our investments through our subsidiaries. Since we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity, SCUs and SMUs of our subsidiaries, which at December 31, 2005, aggregated approximately $2.5 billion. In particular, the holders of the preferred shares of our Equity Issuer subsidiary are entitled to receive preferential distributions with respect to revenues generated by mortgage revenue bonds held directly or indirectly by it, which constitute a substantial portion of our assets. Similarly, holders of senior interests created through our securitization programs have a superior claim to the cash flow from the mortgage revenue bonds deposited in such programs. Accordingly, a portion of the cash flow from our investments will not be available for distribution on our common shares. Likewise if we pay a common dividend:

     o holders of SCUs issued by our CCC subsidiary are entitled to receive preferential distributions with respect to the earnings of CharterMac Capital; and
     o holders of SMUs issued by our CM Investor subsidiary are entitled to receive preferential distributions with respect to the earnings of CM Investor.

Those earnings therefore, may not be available for distribution to our common shareholders.

WE DEPEND UPON THE SERVICES OF OUR EXECUTIVE OFFICERS

We and our subsidiaries depend upon the services of two key executive officers (Mr. Hirmes and Mr. Schnitzer) and other individuals who comprise our executive management team. All decisions with respect to the management and control of our Company and our subsidiaries, subject to the supervision of our board of trustees (or the applicable subsidiary's board), are currently made by these key officers. The departure or the loss of the services of either of these key officers or a large number of senior management personnel and other employees could have a material adverse effect on our ability to operate our business effectively and our future results of operations.

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

THERE ARE POSSIBLE ADVERSE EFFECTS ARISING FROM SHARES AVAILABLE FOR FUTURE SALE

Our board of trustees is permitted to offer additional equity or debt securities of our Company and our subsidiaries in exchange for money, property or other consideration. Our ability to sell or exchange such securities will depend on conditions then prevailing in the relevant capital markets and our results of operations, financial condition, investment portfolio and business prospects. Subject to New York Stock Exchange rules which require shareholder approval for certain issuances of securities and as long as the issuance is made in accordance with our trust agreement, the issuance of such additional securities will not be subject to the approval of our shareholders and may negatively affect any resale price of our shares. Shareholders will not have any preemptive rights in connection with the issuance of any additional securities we or our subsidiaries may offer, and any of our equity offerings would cause dilution of a shareholder's investment in us.

THE FORMER OWNERS OF CHARTERMAC CAPITAL HAVE SIGNIFICANT VOTING POWER ON MATTERS SUBMITTED TO A VOTE OF OUR SHAREHOLDERS, AND THEIR INTERESTS MAY BE IN CONFLICT WITH THE INTERESTS OF OUR OTHER SHAREHOLDERS

In connection with our acquisition of CharterMac Capital, we issued to each of its selling principals one special preferred voting share for each SCU they received. Our special preferred voting shares have no economic interest, but entitle each holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares. The selling principals of CharterMac Capital who received special preferred voting shares include members of our executive management team and a subsidiary of The Related Companies, L.P. ("TRCLP"), which is controlled by Mr. Ross, the chairman of our board of trustees. As a result of that special preferred voting share issuance and additional common shares directly or indirectly owned by them, our executive management team (Mr. Hirmes and Mr. Schnitzer) and Mr. Ross in the aggregate directly or indirectly owned voting shares representing approximately 19.6% of our voting power as of December 31, 2005. As such, if they vote as a block, such shareholders will have significant voting power on all matters submitted to a vote of our common shareholders.

Also, because three of these selling principals of CharterMac Capital serve, along with others, as our managing trustees, there are ongoing conflicts of interest when we are required to determine whether or not to take actions to enforce our rights under the various agreements entered into in connection with the CharterMac Capital acquisition. While any material decisions involving these persons are subject to the vote of a majority of our independent trustees, such decisions may create conflicts between us and these persons.

In addition, we have some obligations to these former owners which will require us to make choices as to how we operate our business which may affect those obligations. For example, we have guaranteed the payment to all holders of the SCUs of all but $5.0 million of the distributions they would otherwise be entitled to receive under the operating agreement of CharterMac Capital Company LLC ("CCC"). In addition, we have agreed to share cash flow from investment programs so that we and certain of these former owners can receive payment of deferred fees. Further, TRCLP and its affiliates currently engage in businesses which compete with us. The non-competition covenants contained in a future relations agreement entered into by TRCLP and its affiliates in connection with our acquisition of CharterMac Capital prohibit TRCLP and its affiliates from competing with any business currently engaged in by us other than in specified areas, including:

     o providing credit intermediation on debt products secured by "80/20" multifamily housing properties; and
     o providing mezzanine financing to multifamily housing properties other than so-called "tax credit properties."

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

     STAGGERED BOARD

     Our board of trustees is divided into three classes of managing trustees. The terms of the first, second and third classes will expire in 2008, 2006 and 2007, respectively. Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class' term. The use of a staggered board makes it more difficult for a third-party to acquire control over us.

SALES IN THE PUBLIC MARKET OF OUR COMMON SHARES ISSUABLE IN EXCHANGE FOR OUR SCUS AND SMUS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES

Future sales of substantial amounts of our common shares in the public market could adversely affect prevailing market prices of our shares. As of December 31, 2005, approximately 14.9 million common shares remained issuable in exchange for the SCUs we issued, approximately 539,000 common shares remained issuable in exchange for the SMUs we issued and we have granted restricted common shares of which approximately 255,000 were unvested at December 31, 2005. When these shares vest and/or convert, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through equity markets. As of December 31, 2005, TRCLP and its owners indirectly held approximately 10.2 million SCUs and approximately 580,000 common shares which, subject to some exceptions, are not subject to a lock-up agreement. In addition, a former executive of our Company resigned during 2005 he held approximately 1.5 million SCUs as of December 31, 2005. These SCUs are not subject to lock-up agreements and may be converted to common shares at any time.

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

AN INABILITY TO RAISE CAPITAL COULD ADVERSELY AFFECT OUR GROWTH

A major aspect of our business plan includes the acquisition of additional mortgage revenue bonds, which requires capital. In addition to funds generated through operations (including securitizations), we raise capital by periodically offering securities issued by us or one or more of our subsidiaries. Our ability to raise capital through securities offerings is subject to risks, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES

We lease the office space in which our headquarters are located at 625 Madison Avenue, New York, NY. The lease expires in 2017.

We also lease office space in other location as follows:

     o    Jersey City, NJ - An office facility; the lease expires in 2010.
     o    Bethesda, MD - An office facility; the lease expires in 2009.
     o Irvine, CA - Two office facilities; the leases expire in 2006 and 2008.
     o    Dallas, TX - An office facility; the lease expires in 2010.
     o    San Rafael, CA - An office facility; the lease expires in 2008.
     o    San Francisco, CA - An office facility; the lease expires in 2012.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

At a special meeting of shareholders held on November 30, 2005, shareholders were asked to authorize an amendment of the Company's declaration of trust to move the provision limiting our ability to incur debt in excess of 50% into our bylaws, thereby giving our Board of Trustees discretion as to the level of debt we may incur.

The proposal was approved by the shareholders. The affirmative vote of the holders of a majority of the issued and outstanding common shares entitled to vote at the annual meeting was required to approve the proposal and shares were voted as follows:


                                          For           Against        Abstain
                                       ----------      ---------      ---------
Common Shares                          25,428,889      2,314,006        749,853
Restricted Common Shares                  273,573             --        109,693
Special Preferred Voting Shares        13,388,700             --      1,556,611*


* Pursuant to an agreement entered into prior to our acquisition of CharterMac Capital, certain individuals could vote no more than 90% of their special preferred voting shares until November 13, 2005. This agreement was extended for the purpose of this vote.

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
MATTERS

Market Information
------------------

Our common shares have been listed on the New York Stock Exchange since January 10, 2006 under the symbol "CHC". From October 1, 1997, until January 9, 2006, they were traded on the American Stock Exchange under the same symbol. Prior to October 1, 1997, there was no established public trading market for our common shares.

The high and low prices for each quarterly period of the last two years during which our common shares were traded were as follows:


                                       2005                        2004
                             -----------------------     -----------------------

Quarter Ended                   Low          High           Low           High
-----------------------      ---------     ---------     ---------     ---------
March 31                     $   20.65     $   24.50     $   21.03     $   24.85
June 30                      $   20.30     $   22.49     $   17.75     $   24.70
September 30                 $   20.43     $   23.37     $   18.85     $   23.15
December 31                  $   18.50     $   23.02     $   21.35     $   25.42


The last reported sale price of our common shares on the New York Stock Exchange on February 28, 2006, was $22.07.

Holders

As of February 28, 2006, there were 2,954 registered shareholders owning 52,018,956 common shares.

Distributions

After providing for distributions to our 4.4% Convertible Preferred Shares, our net income is allocated pro rata among the common shares and the Convertible CRA Shares (see Note 14 to the consolidated financial statements). The Convertible CRA Shares rank on par with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company, although both are subordinate to our 4.4% Convertible CRA Preferred shares. Quarterly cash distributions during the years ended December 31, 2005 and 2004 were as follows:


                                                                       Total Amount
                                            Date             Per       Distributed
Cash Distribution for Quarter Ended         Paid             Share    (In thousands)
-----------------------------------       --------         --------   --------------
March 31, 2005                             5/13/05         $   0.41      $23,729
June 30, 2005                              8/12/05             0.41       23,766
September 30, 2005                        11/14/05             0.41       23,843
December 31, 2005                          2/14/06             0.42       24,587
                                                           --------      -------
Total for 2005                                             $   1.65      $95,925
                                                           ========      =======

March 31, 2004                             5/15/04         $   0.37      $19,217
June 30, 2004                              8/14/04             0.38       21,929
September 30, 2004                        11/14/04             0.41       23,649
December 31, 2004                          2/14/05             0.41       23,690
                                                           --------      -------
Total for 2004                                             $   1.57      $88,485
                                                           ========      =======


There are no material legal restrictions upon our present or future ability to make distributions in accordance with the provisions of our Second Amended and Restated Trust Agreement. We do not believe that the financial covenants contained in our and our subsidiaries' secured indebtedness or in the terms of the preferred shares issued by Equity Issuer will have any adverse impact on our ability to make distributions in the normal course of business to our common and Convertible CRA shareholders. Future distributions will be at the discretion of the trustees based upon evaluation of our actual cash flows, our financial condition, capital requirements and such other factors as our trustees deem relevant.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

The following table provides information related to our share incentive plans as of December 31, 2005:


                                             (a)                      (b)                          (c)

                                                                                           Number of securities
                                          Number of                                      remaining available for
                                      securities to be                                    future issuance under
                                    issued upon exercise        Weighted-average           equity compensation
                                       of outstanding          exercise price of             plans (excluding
                                      options, warrants       outstanding options,       securities reflected in
                                         and rights           warrants and rights             column a) (1)
                                    ----------------------    ---------------------     -------------------------
Equity compensation plans
   approved by security holders           1,510,341                  $20.42                     4,102,504
Equity compensation plans not
   approved by security holders                  --                      --                            --

                                    ----------------------    ---------------------     -------------------------

Totals                                    1,510,341                  $20.42                     4,102,504
                                    ======================    =====================     =========================


(1)  Our  Incentive  Share  Plan  (see  Note  15 to the  consolidated  financial statements) authorizes us to issue options or other share-based compensation equal to 10% of the total shares outstanding as of December 31 of the year preceding the issuance of new grants or options.

Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the fourth quarter of 2005 and other information related to our repurchase program:


                                             Purchases of Equity Securities

                                     (a)                 (b)                (c)                      (d)

                                                                        Total number
                                    Total                                 of shares           Maximum number
                                  number of           Average         purchased as part    of shares that may yet
                                    shares           price paid          of publicly       be purchased under the
          Period                purchased (1)        per share        announced program       plans or program
----------------------------    ---------------    ---------------   ------------------    ----------------------
October 1 - 31, 2005                      --        $        --                  --
November 1 - 30, 2005                 79,796              21.07                  --
December 1 - 31, 2005                     --                 --                  --
                                ---------------    ---------------   ------------------

Total                                 79,796           $  21.07                  --                 1,187,178
                                ===============    ===============   ==================    ======================


(1) These repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Notes 15 and 16 to our consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below presents our selected financial data. Additional financial information is set forth in the consolidated financial statements and notes thereto.

For the Years Ended December 31 (in thousands, except per share amounts):


Operations                                     2005 (1)       2004 (2)       2003 (3)         2002           2001
-----------------------------------------     ----------     ----------     ----------     ----------     ----------
Total revenues                                $  295,000     $  232,432     $  152,240     $  116,614     $   74,625
Net income                                    $   59,014     $   65,363     $   66,586     $   60,833     $   38,985
Net income applicable to shareholders (4)     $   56,994     $   65,363     $   61,248     $   55,905     $   35,010

Net income per share (4)
  Basic                                       $      .98     $     1.19     $     1.31     $     1.31     $     1.14
  Diluted                                     $      .98     $     1.19     $     1.31     $     1.31     $     1.14

Financial position
-----------------------------------------

Total assets                                  $6,978,828     $5,737,221     $2,581,169     $1,852,868     $1,421,059
Financing arrangements                        $1,429,692     $1,068,428     $  900,008     $  671,659     $  541,796
Notes payable                                 $  304,888     $  174,454     $  153,350     $   68,556     $   56,586
Preferred shares of subsidiary:
  Subject to mandatory repurchase             $  273,500     $  273,500     $  273,500     $  273,500     $  218,500
  Not subject to mandatory repurchase         $  104,000     $  104,000            $--            $--            $--

Distributions
-----------------------------------------

Distributions per share (5)                   $     1.65     $     1.57     $     1.37     $     1.26     $     1.14


(1) Includes a $22.6 million non-cash pre-tax charge ($12.3 million after tax, or $0.21 per basic and diluted share) related to the write-off of the "Related Capital Company" trade-name intangible asset (see Note 6 to the consolidated financial statements).
(2) Reflects adoption of Interpretation 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"), as of March 31, 2004 (See Note 1 to the consolidated financial statements).
(3)  Includes CharterMac Capital beginning in November 2003.
(4)  Includes common shareholders and Convertible CRA shareholders.
(5) Distributions per share are the same for both common shares and Convertible CRA shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of CharterMac. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

Forward-Looking Statements
--------------------------

This MD&A contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks (described more fully in Item 1A. of this filing on Form 10-K) include, among other things:

     o adverse changes in the real estate markets including, among other things, competition with other companies;
     o    interest rate fluctuations;
     o general economic and business conditions, which will, among other things, affect the availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by mortgage revenue bonds we own;
     o    environment/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries;
     o the risk that relationships with key investors and developers may not continue;
     o    our ability to generate fee income may not continue; and
     o    risks related to the form and structure of our financing arrangements.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.

Factors Affecting Comparability
-------------------------------

CONSOLIDATED PARTNERSHIPS

Primarily due to our adoption of FIN 46(R) as of March 31, 2004, we consolidate more than 115 partnerships (predominantly investment funds we sponsor) in our financial statements. The operating results for 2005 include a full period of operations for these entities, as well as the elimination of transactions between the entities and our subsidiaries. In 2004, the operating results include only nine months' operating results as we adopted this accounting standard as of March 31 of that year. The results for 2003 do not include any operating results for these entities.

ACQUISITIONS

We acquired CCLP in March 2005. Operating results in our Portfolio Investing segment prior to the acquisition date include interest income on a loan we made in July 2004. Following the acquisition, operating results of CCLP are included in our Mortgage Banking segment.

Our operating results were impacted significantly by the November 2003 acquisition of CharterMac Capital, an affiliated business that, until the date of acquisition, had acted as an external manager for our Company and our subsidiaries. As a result of the acquisition, we generate more taxable income and have assumed numerous expenses that had previously been covered by fees paid to CharterMac Capital.

In addition, the issuance of new classes of subsidiary equity as part of the purchase price of both acquisitions requires us to apportion certain earnings and identify them as due to the holders of that equity.

ACCOUNTING CHANGES

The adoption of several accounting pronouncements has affected our financial statements. The adoption of SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTIC OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150") caused us to reclassify certain liability and expense categories. The adoption of FIN 46(R) (as noted above) led to a significant increase in the amount of assets and liabilities we record due to consolidation of numerous investment partnerships (see Notes 1 and 7 to the consolidated financial statements). This consolidation also results in the recognition of the operating results of partnerships in which we have virtually no equity interest, the elimination of transactions between our businesses and those partnerships and the allocation of their results to their investor partners.

OTHER ITEMS

At the end of 2005, management elected to discontinue the use of the "Related Capital Company" trade name, effective January 1, 2006. The decision resulted in the non-cash write-off of an intangible asset recorded at the time we acquired Related Capital (now known as CharterMac Capital). The write-off amounted to $22.6 million and reduced net income by $12.3 million, net of tax benefit, or $0.21 per basic and diluted share.

Results of Operations
---------------------

OVERVIEW

The following is a summary of our operations:

                                                                                               % Change   % Change
                                             % of                 % of                 % of    2005 vs.   2004 vs.
(In thousands)                   2005      Revenues    2004     Revenues    2003     Revenues    2004       2003
                               --------    --------  --------   --------  --------   --------  --------   --------
Revenues                       $295,000     100.0%   $232,432    100.0%   $152,240    100.0%     26.9 %    52.7 %
Income before income taxes       30,437      10.3      48,120     20.7      60,514     39.7     (36.7)    (20.5)
Net income                       59,014      20.0      65,363     28.1      66,586     43.7      (9.7)     (1.8)


Our consolidated results over the three-year period illustrate the impact of our changing business from an externally managed business, primarily generating recurring, non-taxable revenues, to one with a large proportion of fee-based transactional income and costs associated with internal management. This transition included:

     o our acquisition of CharterMac Capital in late 2003, adding the majority of our Fund Management revenues, and completely internalizing our management structure;
     o rapid growth of our taxable, fee-based business through sponsorship of increasingly larger funds in 2004 and 2005; and
     o approximately doubling our Mortgage Banking business through the acquisition of CCLP in 2005.

We expect that this transition will continue in 2006 with the launching of our expanded credit intermediation business, which will also generate taxable fee income.

At the same time, our reported revenues do not fully reflect the growth of the business due to the impact of consolidating sponsored investment partnerships, as described more fully below. The underlying revenue growth stems from the introduction of new products such as effective variable-rate bond financing, risk-sharing mortgage loan originations for Freddie Mac and different forms of credit intermediation.

Beyond the growth of our businesses, costs have also increased due to (among other factors):

     o increasing financing costs due to higher borrowing levels attendant to expansion and general increases in interest rates;
     o    the internalization of management in 2003;
     o the requirement for infrastructure to support growth, primarily in 2004 and 2005; and
     o the costs associated with the creation of tax credit equity funds that vary with the level of fund sponsorship activity, although the majority of such costs are reimbursed and the reimbursements are recognized as revenue.

Along with the compositional changes in the business, we are now also increasingly subject to taxation, although tax benefits may result based upon the annual taxable income or loss from these businesses. The increase in the level of tax benefit recognized over the three-year period presented reflect the increasing proportion of these taxable businesses and increased book losses of those businesses. See INCOME TAXES below.

REVENUES

Our revenues for the three years ended December 31 were as follows:


                                                                    % Change                    % Change
(In thousands)                              2005         2004     2005 vs. 2004     2003      2004 vs. 2003
-----------------------------------------------------------------------------------------------------------
Mortgage revenue bond interest income     $146,024     $132,075        10.6 %     $113,655        16.2%

Other interest income                       16,147        9,346        72.8          3,630       157.5

Fee income
   Fund sponsorship                         54,744       45,564        20.1         12,642       260.4
   Mortgage banking                         26,217       15,026        74.5         13,712         9.6
   Credit intermediation                     6,694        8,476       (21.0)         4,925        72.1
                                       --------------------------------------------------------------------
Total fee income                            87,655       69,066        26.9         31,279       120.8

Other revenues
   Prepayment penalties                      6,326        1,877       237.0            712       163.6
   Construction service fees                 4,583        1,445       217.1            298       384.9
   Administration fees                       1,832        1,381        32.7            554       149.3
   Expense reimbursements                    4,923        2,785        76.8            520       435.6
   Other                                     3,414        2,244        52.1          1,592        41.0
                                       --------------------------------------------------------------------
Total other revenues                        21,078        9,732       116.6          3,676       164.7

Revenues of consolidated partnerships       24,096       12,213        97.3             --         N/A
                                       --------------------------------------------------------------------

Total revenues                            $295,000     $232,432        26.9 %     $152,240        52.7%
                                       ====================================================================


The substantial growth in our annual revenues in both 2005 and 2004 resulted primarily from the rapid growth of our Fund Management segment, particularly from the acquisition of CharterMac Capital in late 2003. CharterMac Capital has contributed the entire amount of fund sponsorship fees and much of the "other revenues" categories, all stemming from the sponsorship of tax credit equity funds, while our credit intermediation business has also grown over the three-year period.

During the same period, aggressive expansion of the Mortgage Banking businesses has generated substantial revenue growth, particularly in 2005 with the acquisition of CCLP. Beside the increase in mortgage banking fees, these businesses also contributed to the increase in other interest income as rising interest rates helped to generate revenues from escrow balances, and constitute the bulk of prepayment penalty revenue due to refinancing and payoff activity.

The Portfolio Investing business, while not growing as rapidly in 2005, continues to generate higher revenues due to net increases in the portfolio and the long-term nature of the revenue stream.

Revenues of consolidated partnerships were introduced upon our adoption of FIN 46(R) in 2004 (see Note 1 to the consolidated financial statements). These revenues increase as we sponsor additional tax credit equity funds (or assume the general partner interests in property level partnerships), but the consolidation also results in the elimination of revenues earned by our Portfolio Investing and Fund Management subsidiaries for transactions with the partnerships. The revenues eliminated were as follows:


           (In thousands)                       2005         2004      % Change
-------------------------------------         --------     --------    ---------
Mortgage revenue bond interest income          $ 3,555      $   581      511.9 %
Fund sponsorship fees                           35,945       25,531       40.8
Credit intermediation fees                       3,151        1,608       96.0
Other revenues                                   3,105        3,480      (10.8)
                                               -------      -------      -----
Total                                          $45,756      $31,200       46.7 %
                                               =======      =======      =====


On a comparable basis, including CharterMac Capital revenues for all of 2003, including CCLP revenues for all three years and adjusting for the impact of consolidated partnerships, our total revenues increased approximately 15.0% in 2005 and 16.9% in 2004.

The variances in mortgage revenue bond interest income and fee income are described below in RESULTS BY SEGMENT.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loans to Capri (see Note 4 to the consolidated financial statements). The increase in 2005 stems primarily from:

     o the expansion of the Mortgage Banking business due to the acquisition of CCLP and the increase in origination volume; and
     o higher cash balances coupled with increasing market interest rates for temporary investments.

This growth was partially offset by a decline in the level of interest from Capri following the conversion of a portion of the loan to an ownership interest. The increase in 2004 over 2003 relates mostly to the original Capri loan in the middle of 2004.

The increase in prepayment penalties is principally due to growth in Mortgage Banking refinancing volume over the period.

Expense reimbursement income represents income for services CharterMac Capital provides to affiliates, which became a part of our operations with the acquisition of CharterMac Capital in November 2003. The growth in 2005 reflects the growth in the population of entities to which services are provided.

For further discussion, see RESULTS BY SEGMENT below.

EXPENSES

Our expenses for the three years ended December 31 were as follows:

                                                                   % Change               % Change
                                                                     2005                   2004
(In thousands)                            2005         2004        vs. 2004    2003       vs. 2003
-------------------------------------------------------------------------------------------------------
Interest expense                        $ 56,495     $ 30,932        82.6%   $ 24,047        28.6 %
Interest expense - preferred shares
   of subsidiary                          18,898       18,898         N/A       9,448       100.0

Salaries and benefits                     68,983       56,044        23.1      17,463       220.9
General and administrative                56,412       45,262        24.6      23,352        93.8
                                    -------------------------------------------------------------------
Subtotal                                 125,395      101,306        23.8      40,815       148.2
                                    -------------------------------------------------------------------

Depreciation and amortization             44,195       30,407        45.3      11,926       155.0
Write off of trade name                   22,567           --         N/A          --         N/A
Loss on impairment of assets               4,555          757       501.7       1,759       (57.0)
                                    -------------------------------------------------------------------

   Subtotal                              272,105      182,300        49.3      87,995       107.2

Interest expense of consolidated
   partnerships                           26,322       21,395        23.0          --         N/A
Other expenses of consolidated
   partnerships                           53,573       30,519        75.5          --         N/A
                                    -------------------------------------------------------------------
   Subtotal                               79,895       51,914        53.9          --         N/A
                                    -------------------------------------------------------------------

Total expenses                          $352,000     $234,214        50.3%   $ 87,995       166.2 %
                                    ===================================================================


The total amount of costs we recognize increased significantly over the three-year period due to increased investment activity, the CharterMac Capital acquisition in the fourth quarter of 2003 and the resulting recognition of expenses due to the new ownership structure, the amortization of intangible assets acquired with CharterMac Capital and CCLP, and costs we now recognize or classify differently as a result of accounting rules adopted in 2003 and 2004.

The increase in interest expense reflects the higher borrowing levels as we expand our various business lines. Significant borrowings during 2005 and 2004 included those related to:

     o acquisitions and fundings of mortgage revenue bonds totaling approximately $443.5 million in 2005 and $325.0 million in 2004;
     o short-term investments to acquire equity interests inherent in the fund sponsorship portion of our Fund Management business since the CharterMac Capital acquisition in the fourth quarter of 2003;
     o short-term lending for mortgage loans prior to their sale to agencies and conduits, which increased markedly in 2005 as the business grew; and
     o a loan to Capri in the third quarter of 2004 as the first step in our full acquisition of its mortgage banking business and obtaining an option with respect to a partial ownership of its fund advisory business.

In addition to higher borrowings, 2005 interest expense reflects an increase in the average borrowing rate to 3.8% as compared to 2.6% in 2004 and 2.4% in 2003. The increase in the average borrowing rate resulted from gradual increases in the Bond Market Association Municipal Swap Index ("BMA") and LIBOR rates during 2005 and 2004, following sharp declines in prior years. Interest expense also includes amounts paid pursuant to swap agreements with an aggregate notional amount of $500.0 million (as compared to notional amounts of swaps in effect totaling $50.0 million in 2004 and $50.0 million in 2003) as part of our risk management strategy.

The amount reported as "interest expense - preferred shares of subsidiary" represents dividends on Equity Issuer's preferred shares subject to mandatory repurchase, which we reported as an allocation of income outside of operating earnings until the adoption of new accounting rules in July 2003. See further discussion in OTHER ITEMS below.

Salaries and benefits in 2005 and 2004 include amortization of share grants issued as part of the CharterMac Capital acquisition transaction. The amortization of these grants amounted to $7.6 million in 2005, $11.0 million in 2004 and $2.8 million in 2003, and the decrease in 2005 was a result of staggered vesting terms, most of which ended throughout 2005. The underlying increase in salary costs is directly attributable to the internalization of management in the fourth quarter of 2003 and subsequent hiring as our businesses have expanded. In addition, 2005 also includes approximately $3.2 million of costs related to the departure of Stuart Boesky as our Chief Executive Officer and an executive of one of our subsidiaries. Prior to the CharterMac Capital acquisition, all salary costs recognized were generated by the Mortgage Banking business.

General and administrative expenses in many categories increased in 2005 due to the expansion of our businesses and the acquisition of CCLP, particularly with regard to increased occupancy needs and professional fees. The increase in occupancy is in relation to the growth of our infrastructure to accommodate the expansion of our business lines. The growth in professional fees was due, in part, to:

     o    accounting   and   compliance   costs   related   to    Sarbanes-Oxley
          implementation;
     o legal costs related to protecting our interests in properties whose developer/contractor experienced financial problems (see Note 21 to the consolidated financial statements) and other properties on which we foreclosed (see Note 5 to the consolidated financial statements); and
     o legal costs associated with the start up of our credit intermediation subsidiary.

The 2004 increase in General and Administrative expenses was predominantly due to our acquisition of CharterMac Capital and the associated recognition of expenses associated with management of the company and origination of tax credit equity funds. These expenses include approximately $4.3 million in organization and offering ("O&O") costs in 2003 and approximately $16.0 million in 2004.

Depreciation and amortization expenses were higher in the 2005 period as compared to 2004, primarily due to the a higher level of mortgage servicing rights amortization following the CCLP acquisition. The increase in 2004 as compared to 2003 was almost entirely due to amortization of intangibles acquired in the CharterMac Capital transaction.

The trade name write off in 2005 pertains to management's decision at the end of 2005 to discontinue the use of the "Related Capital Company" trade name when we renamed the subsidiary CharterMac Capital. We had recorded an intangible asset in 2003 as part of the acquisition of the business, and the write off represents the unamortized balance of the asset at the time the name change was determined.

Of the asset impairment charge in 2005, approximately $1.1 million relates to management's decision to discontinue construction of a property in connection with the financial difficulties of the property developer (see Note 21 to the consolidated financial statements). The balance of the 2005 amount and the entirety of the 2004 and 2003 charges pertained to the planned or actual restructuring of terms for mortgage revenue bond and mezzanine loan investments.

We did not record the expenses of the consolidated partnerships prior to April 1, 2004. The 2005 increase in the expenses generated by these entities is a result of the non-comparable consolidation periods as well as the increase in the number of such partnerships consolidated. Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners.

OTHER ITEMS


                                                                                % Change                   % Change
                                                                                   2005                       2004
(In thousands)                                         2005           2004       vs. 2004        2003       vs. 2003
----------------------------------------------------------------------------------------------------------------------
Equity and other income                             $   7,476      $   3,442      117.2 %     $   2,219      55.1 %

Gain on repayment of mortgage revenue bonds         $   1,561      $     217      619.4 %     $   1,951     (88.9)%
Gain on sale of loans                                   6,501          7,651      (15.0)          5,532      38.3
                                                 ---------------------------------------------------------------------
Gain on repayment of mortgage revenue bonds and     $   8,062      $   7,868        2.5 %     $   7,483       5.1%
   sale of loans

Income allocated to preferred shareholders of
   subsidiary                                       $  (6,225)     $  (3,942)      57.9 %     $  (9,449)     (58.3)%

Income allocated to SCUs                            $ (23,091)     $ (28,174)     (18.0)%     $  (4,038)     597.7%
Income allocated to SMUs                                 (330)            --        N/A              --        N/A
(Income) loss allocated to minority holders of
   CMC                                                     --           (194)       N/A              54     (459.3)
                                                 ---------------------------------------------------------------------
Total income allocated to minority interests        $ (23,421)     $ (28,368)     (17.4)%     $  (3,984)     612.0%

Loss allocated to partners of consolidated
   partnerships                                     $ 349,531      $ 219,950       58.9 %            --        N/A


Equity and other income is comprised of income earned from property development joint ventures and dividends from our investment in ARCap Investors, LLC. In 2005 and 2004, this amount also includes losses from tax advantaged investment vehicles similar to those we sponsor. The sharp increase in 2005 relates to the level of joint venture investment activity as several ventures approached completion, allowing us to realize our share of development income and gains on sale. The 2005 increase also includes incremental dividends from converting a portion of our ARCap investment from preferred to common units.

The variance in gain on sale of mortgage revenue bonds relates to the level of repayments in the Portfolio Investing segment. Similarly, the year-to-year variations in gains on sales of loans are attributable to the fluctuations in the volume of mortgage originations. See RESULTS BY SEGMENT below.

The total of "income allocated to preferred shareholders of subsidiary," including the portion classified as interest expense (see EXPENSES above), increased over the three-year period due to an additional preferred offering consummated in April 2004.

The income allocation to SCUs and SMUs represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. The comparatively smaller amount allocated to SCUs in 2003 is due to their issuance upon the acquisition of CharterMac Capital late in that year. There was no income allocated to SMUs in 2004 or 2003 as the units were first issued in May 2005.

Income Taxes
------------

A large majority of our pre-tax income is derived from our Portfolio Investing businesses, which are structured as partnership entities; as such, the income from those investments does not subject us to income taxes. The Fund Management and Mortgage Banking businesses are conducted in corporations and are subject to income taxes. Because the distributions paid on the minority interests in these corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses, they often have losses for book purposes. In 2005, the other factors include the $22.6 million write-off of an intangible asset (see EXPENSES above and Note 6 to the consolidated financial statements).

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The tax benefit disclosed relates to the book losses of the taxable businesses and the tax deductible distributions on their subsidiary equity. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes, as illustrated in Note 11 to the consolidated financial statements.

The effective tax rate on a consolidated basis was (93.9)% in 2005, (35.8)% in 2004 and (10.0)% in 2003, due to the factors noted above. The effective rate for our corporate subsidiaries that were subject to taxes was 58.5% in 2005, 54.4% in 2004 and 60.9% in 2003. See Note 12 to the consolidated financial statements for further information regarding the effective tax rate.

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                                              % change                      % change
                                                                              2005 vs.                      2004 vs.
(IN THOUSANDS)                                    2005            2004           2004           2003           2003
--------------------------------------------   -----------     -----------    -----------    -----------    -----------
New mortgage revenue bond acquisitions        $  378,746      $  290,967      30.2 %       $  421,595        (31.0)%
Funding of mortgage revenue bonds
  acquired in prior years                          1,800          17,735     (89.9)                --           --
Acquisitions related to prior period
  forward commitments                             62,971          16,395     284.1             11,320         44.8
                                              ----------      ----------    ------         ----------       ------
Total acquisition and funding activity        $  443,517      $  325,097      36.5 %       $  432,915        (24.9)%
Forward commitments issued but not funded     $    8,000      $   88,676     (91.0)%       $   98,555        (10.0)%

Mortgage revenue bonds repaid                 $  104,279      $   26,870     288.1 %       $   83,897        (68.0)%

Average portfolio balance (fair value)        $2,197,953      $1,946,433      12.9 %       $1,579,905         23.2 %

Weighted average permanent interest rate
  of bonds acquired                                 6.19%           6.26%                        6.59%
Weighted average yield of portfolio                 6.64%           6.79%                        7.19%
Average borrowing rate                              3.65%           2.51%                        2.40%
Average BMA rate                                    2.45%           1.22%                        1.03%
                                              ----------------------------------------------------------------------

Mortgage revenue bond interest income (1)     $  149,860      $  132,815      12.8 %       $  113,655         16.9 %
Other interest income (1)                         16,029           7,100     125.8              3,961         79.2
Prepayment penalties                               1,176              30        --                244        (87.7)
Other revenues (1)                                 2,512           1,965      27.8              1,537         27.8
                                              ----------      ----------    ------         ----------       ------
                                              $  169,577      $  141,910      19.5 %       $  119,397         18.9 %
                                              ==========      ==========    ======         ==========       ======

Interest expense and securitization fees
                                       (1)    $   53,670      $   29,172      84.0 %       $   25,691         13.5 %
Loss on impairment of assets                  $    4,555      $      757     501.7 %       $    1,759        (57.0)%
Gain on repayments of mortgage revenue
  bonds                                       $    1,561      $      217     619.4 %       $    1,951        (88.9)%
                                              ----------------------------------------------------------------------


(1) Prior to intersegment eliminations.

We continued to expand our revenue bond portfolio in 2005 and 2004, although the rate of investment slowed beginning in 2004 due to challenging market conditions whereby some potential investments did not meet our underwriting standards. While we saw deferments by Texas developers that shifted a substantial level of acquisitions until just after the end of the year (thereby benefiting our 2005 volume), in 2004 we expanded our presence in California, the nation's largest bond market, and originated investments in new markets in Arizona, Massachusetts, Kentucky and New York. Competitive factors also drove the decline in origination rates in both 2004 and 2005.

While the decline in interest rates for new investments has gradually lowered the average yield of our portfolio, from an income perspective, the low interest rate environment has been favorable for us. Although the BMA rate, the short-term tax-exempt index, increased markedly in 2005, our weighted average cost of debt associated with these investments, taking our hedging into effect, continues to allow us to recognize healthy spreads between our cost of borrowing and the interest rates earned.

Other income in this segment is predominantly interest income on investments other than mortgage revenue bonds and intercompany interest and royalty fees eliminated in consolidation. The increases in 2004 and 2005 over prior years are due largely to Capri loan interest (see Note 4 to the consolidated financial statements) and intercompany financing utilizing this segment's cash flows.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                                                             % Change                  % Change
                                                                             2005 vs.                  2004 vs.
(In thousands)                                     2005          2004          2004          2003        2003
-------------------------------------------     ----------    -----------    ---------    ----------   ---------
Equity raised                                   $1,131,274     $1,143,379      (1.1)%     $  266,237     329.5 %
Equity invested by investment funds             $1,082,322     $  972,477      11.3 %     $  183,776     429.2 %

Fees based on equity raised                     $   16,211     $   11,003      47.3 %     $    2,236     392.1 %
Fees based on equity invested                       45,733         41,970       9.0            8,292     406.2

Fees based on management of other entities:
   Investment origination fees                         592            590       0.3                5       N/A
   Partnership and asset management fees            28,888         18,632      55.0            1,135       N/A
   Construction fees                                 4,583          1,445     217.2              298     384.9
   Other                                                60              1       N/A               56     (98.2)
                                                ----------     ----------    ------       ----------   -------
   Subtotal                                         34,123         20,668      65.1            1,494       N/A
                                                ----------     ----------    ------       ----------   -------

Total fund sponsorship fees (1)                     96,067         73,641      30.5           12,022     512.6

Credit intermediation fees (1)                       9,845         10,085      (2.4)           4,925     104.8
Expense reimbursement (1)                            9,409          7,142      31.7              796     797.2
Other revenues (1)                                   2,431          1,795      35.4              599     199.7
                                                ----------     ----------    ------       ----------   -------
  Total                                         $  117,752     $   92,663      27.1 %     $   18,342     405.2 %
                                                ==========     ==========    ======       ==========   =======


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

The 2004 increase in fund sponsorship fees represents a full year of owning CharterMac Capital, as 2003 includes only the period following the November acquisition. On a pro forma basis, comparing the 2004 period to the full 2003 period, as if we had owned CharterMac Capital as of January 1, 2003 ("the 2003 Pro Forma Period"), originations increased 28%, equity invested increased 12% and fund sponsorship revenues increased approximately 26%.

FEES BASED ON EQUITY RAISED

We earn O&O service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. O&O service fees are realized immediately while we earn the partnership management fees over five-year periods.

Fees earned for O&O services increased approximately 3.5% to $9.8 million compared to $9.5 million in the 2004 period primarily due to the increase in the fee rate realized, offset by a marginal decrease in equity raised. Partnership management fees revenues increased approximately 245.6% in 2005 to $5.3 million compared to $1.5 million for the same period in 2004. This increase is primarily the result of ongoing revenues for fund sponsorships completed in 2004 and 2005.

In 2004, the aggregate of these fees increased approximately 40% over the 2003 Pro Forma Period. This increase exceeded the rise in equity raised due to higher average fee rates realized as a result of the change in the mix of funds originated in 2004 as compared to 2003.

FEES BASED ON EQUITY INVESTED

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. These fees increased to approximately $45.7 million in 2005, representing an approximate 9.0% increase compared to the 2004 results. The increase in fees is lower than the increase of equity invested because of a decrease in the fee rate realized, stemming from changes in the mix of funds originated.

Fees we earned in these categories during 2004 increased to approximately $42.0 million, representing an approximate 25% increase compared to the 2003 Pro Forma Period results. This increase exceeded the 12% increase in investments due to a higher rate of fees realized as a result of the fund composition.

FEES FOR MANAGEMENT / ADVISORY SERVICES

The increase in partnership and asset management fees is attributable to:

     o the higher level of assets under management as we add to the population of funds sponsored (with nine added in 2005 and eleven in 2004);
     o a $1.9 million incentive management fee earned in 2005 for services provided to AMAC; and
     o the improvement of the cash position of certain investment funds allowing us to collect management fees in 2005 which we did not previously recognize until collectibility was reasonably assured.

Fees earned in these categories in 2004 represented an increase of approximately 30% over the 2003 Pro Forma Period, attributable to the growth of assets under management due to new fund originations during that period.

CREDIT INTERMEDIATION AND OTHER

Credit intermediation fees decreased in 2005 as compared to 2004 despite additional credit intermediated funds closed over the course of both years. The decrease was due to the timing of the related agreements, the fees for which are risk-weighted toward the construction periods. As we recognize the fees over periods of two to 20 years, the sponsorship of new funds fluctuates with the inception and expiration of the associated intermediation periods. The increase in these fees in 2004 as compared to 2003 was caused by the timing of the CharterMac Capital acquisition.

The increase in other revenues reflects the impact of the CharterMac Capital acquisition, whereby we recorded revenues for miscellaneous services that CharterMac Capital provides to funds it manages. On a comparable basis, these revenues increased approximately 30.0% in 2004 over the 2003 Pro Forma Period.

We anticipate that the market for tax credit equity investing will continue to be strong in the near term but that heightened competition in the marketplace will lead to margin compression. We expect, however, that the launching of our in-house credit intermediation business will offset the impact of that margin compression from a net income perspective as we are likely to retain amounts previously paid or shared for credit intermediation and for providing specified rates of return to fund investors. In addition, we anticipate that planned growth of AMAC will lead to increased partnership and asset management fees beginning in 2006.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities for the three years ended December 31:


                                                                      % Change                  % Change
                                                                      2005 vs.                  2004 vs.
(In thousands)                              2005           2004         2004          2003        2003
------------------------------------     ----------     ----------    ---------    ----------   ---------
Originations (excluding assumptions)     $1,542,083     $  964,860       59.8%    $  554,499        74.0%
Originations (including assumptions)     $1,719,466     $1,011,910       69.9     $  604,788        67.3
Mortgage portfolio at December 31        $8,947,775     $3,852,529      132.3     $3,891,493        (1.0)
Mortgage servicing rights                $   62,190     $   32,366       92.1     $   33,351        (3.0)
                                         ----------     ----------      -----     ----------       -----

Mortgage origination fees (1)            $    7,454     $    5,455       36.6     $    4,683        16.5
Mortgage servicing fees                      18,928          9,571       97.8          9,029         6.0
                                         ----------     ----------      -----     ----------       -----
Total fee income                             26,382         15,026       75.6         13,712         9.6

Other interest income                        10,150          3,217      215.5          2,502        28.6
Prepayment penalties                          5,150          1,846      179.0            469       293.6
Other revenues                                1,890            939      101.3          1,007        (6.8)
                                         ----------     ----------      -----     ----------       -----
                                         $   43,572     $   21,028      107.2 %   $   17,690        18.9 %
                                         ==========     ==========      =====     ==========       =====

Gain on sale of mortgages                $    6,501     $    7,651      (15.0)%   $    5,532        38.3 %
                                         ==========     ==========      =====     ==========       =====


(1) Prior to intersegment eliminations.

The increase in 2005 originations over the 2004 and 2003 levels was driven largely by the acquisition of CCLP. Including CCLP in all periods, the 2005 increase would have been approximately 15.0% over 2004, and the 2004 increase would have been approximately 12.0% as compared to 2003.

The activity gains in 2005 stemmed from a significant increase in Fannie Mae originations, as CCLP has traditionally conducted a large portion of its business through Fannie Mae, and pricing changes that allowed us to garner greater market share. Conduit originations also increased sharply as we continue to pursue business not involving agency execution in response to market demand. These increases were partially offset by a sharp decline in Freddie Mac business, as the 2004 period reflects a large single-borrower pool transaction, with no comparable transaction in the current year period. The current year also includes a significantly higher level of assumption lending for which we receive assumption fees rather than origination fees.

Originations in 2004 reflected a determined focus on expanding the Freddie Mac platform, including approximately $99.3 million of affordable housing transactions and significant levels of portfolio originations. In addition, we diversified our funding with a higher proportion of conduit lending and other funding avenues outside the traditional Fannie Mae and Freddie Mac funding sources. Also, the expansion of product offerings, including early rate lock products, and the growth of our origination team aided the growth of this business.

The increase in origination fees was lower than the increase in originations because certain of the portfolio originations in 2004 were opportunistically priced at lower than standard fee rates. Originations for the three-years ended December 31 are broken down as follows:


                                       % of                      % of                      % of
                         2005          Total       2004          Total       2003          Total
                      ----------     ---------  ----------     ---------  ----------     ---------
Fannie Mae            $  889,207        51.7%   $  387,477        38.3%   $  334,189        55.3%
Freddie Mac              202,915        11.8       350,091        34.6       109,849        18.2
FHA                        6,372         0.4        27,714         2.8            --          --
Conduit and other        443,589        25.8       199,578        19.7       110,461        18.2
                      ----------       -----    ----------       -----    ----------       -----
Subtotal               1,542,083        89.7       964,860        95.4       554,499        91.7
Assumptions              177,383        10.3        47,050         4.6        50,289         8.3
                      ----------       -----    ----------       -----    ----------       -----

Total                 $1,719,466       100.0%   $1,011,910       100.0%   $  604,788       100.0%
                      ==========       =====    ==========       =====    ==========       =====


The increase in the servicing portfolio and servicing fees in 2005 is a result of the CCLP acquisition. Adjusting for the impact of the acquisition, servicing fee income in 2005 declined approximately 4% as compared to the same period in 2004. The decline was caused by a higher level of payoffs and amortization as compared to service-retained originations that led to a decrease in the comparable-basis servicing portfolio.

Despite the high volume of originations in 2004, our servicing portfolio declined slightly during the year due to an unusually high volume of loans paid off during the year and a high percentage of originations for loans without associated servicing. More than 50% of the 2004 originations were additive to the portfolio.

Despite the decline in the year-end servicing portfolio level, the servicing fees increase in 2004 was due to a higher average portfolio during 2004 when compared to 2003. The higher average resulted from a large sub-servicing agreement which began in April 2003, while the loans were included for all of 2004. Additionally, more than half of the loan payoffs during 2004 occurred in the second half of the year.

Interest income relates primarily to that earned on escrow balances. The increase in 2005 was due to higher origination volume and increased market rates earned. The increase in prepayment penalties relates to a higher level of refinancing and payoff activity in the current year. Both categories also increased due to the CCLP acquisition.

The significant increase in prepayment penalties relates to the sharp increase in refinancing activity in both 2004 and 2005.

Gain on sale of mortgages pertains primarily to sales of mortgages for which we retain servicing rights. An increase in 2005 as compared to 2004 due to the increased origination volume was offset by a higher reserve for loan losses, due to the increased volume and the underlying debt service statistics in the portfolio.

We anticipate that the continued growth of the securitized loan market will result in an increase in the proportion of our conduit executions to the total in coming years. We expect that our affiliations with pension fund advisors and AMAC will aid this growth. In addition, the increased customer base that comes with CharterMac's overall expansion through acquisitions and organic growth should increase our origination volume as we further develop our integrated infrastructure. The availability of the significant level of debt capital in the market and general compression of fees industry-wide, however, are likely to put pressure on our fee revenue and margins for the foreseeable future and may offset some of the profits expected from volume gains.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we effectively control according to the definitions of FIN
46(R), and other partnerships we control, but in which we have no equity interest or, in the case of 18 partnerships, an insignificant equity interest. Our Fund Management segment earns fees from many of the entities, however, and our Portfolio Investing business earns interest on mortgage revenue bonds for which these partnerships are the obligors. The consolidated partnerships are primarily tax credit equity investment funds we sponsor and manage, while the others are property level partnerships for which we have assumed the role of general partner.

The results we reported in 2005 reflect twelve months of operations for the partnerships we consolidate while 2004 includes only nine months of results as we consolidated these entities as of March 31, 2004. The increased amounts in 2005 are also due to the origination of eight funds and the assumption of the general partner interests in 12 property level partnerships in the past year, all of which are included in the population.

As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $10,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

IMPACT OF HURRICANES DURING 2005

During the second half of 2005, three hurricanes struck the southern United States. While all of our businesses are involved in properties in the areas affected by the storms, few of those properties suffered damage severe enough to affect our results of operations. See Note 20 to the consolidated financial statements.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

Liquidity and Capital Resources
-------------------------------

We fund our short-term business needs (including investments) primarily with cash provided by operations, securitization of investments and revolving or warehouse credit facilities. Our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries. We believe that our financing capacity and cash flow from current operations are adequate to meet our immediate and long term liquidity requirements. Nonetheless, as business needs warrant, we may issue other types of debt or equity in the future.

DEBT AND SECURITIZATIONS
------------------------

Short-term liquidity provided by operations comes primarily from interest income from mortgage revenue bonds and promissory notes in excess of the related financing costs, mortgage origination and servicing fees, and fund sponsorship and credit intermediation fees. We typically generate funds for investment purposes from corresponding financing activities.

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

     o $250.0 million, used for mortgage banking needs, which was reduced to $100.0 million in February 2006, matures in May 2006, and is renewable annually;
     o $90.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures in October 2006;
     o $60.0 million, used to provide the interim loan to Capri, the maturity of which has been extended pending its replacement with a new facility from the same lender;
     o $40.0 million, established in connection with the CMC acquisition, which expires in December 2006;
     o $650.0 million in MBIA credit intermediation through 2011, under which we can complete up to $425.0 million of floating-rate securitizations and $225.0 million of auction-rate securitizations;
     o securitization through the Merrill Lynch P-FLOATs/RITES program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral; and
     o securitization through the Goldman Sachs TIC/TOC program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or credit intermediated, which matures in October 2028.

As of December 31, 2005, we had approximately $302.8 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our bylaws.

We continue to actively manage our balance sheet and our relationships to mitigate the impact of the factors listed above and to continue to diversify our sources of capital. Although certain of the facilities noted above mature in 2006, we expect to renew, replace or refinance them as necessary, and we are in negotiations to replace the maturing lines listed above, all of which are owed to the same lender, with a master credit facility from that same lender. While we believe that we will be able to do so, there is no assurance that we will achieve terms favorable to us. Also, while we intend to optimize our securitization borrowing, our continued ability to do so is dependent on:

     o the availability of bonds to be used in securitizations or as excess collateral;
     o the depth of the market of buyers for tax-exempt floating rate investments; and
     o our ability to maintain and expand our relationships with credit intermediators and liquidity providers.

Our debt financing facilities are more fully described in Notes 9 and 10 to our consolidated financial statements.

EQUITY
------

Other than our common shares, we have several classes of equity outstanding, with varying claims upon our income and cash flows:

     o Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares");
     o 4.4% Perpetual Convertible Community Reinvestment Act Preferred Shares ("4.4% Convertible CRA Shares");
     o Preferred shares of Equity Issuer (some of which are subject to mandatory repurchase);
     o Special Common Units ("SCUs") of our subsidiary, CharterMac Capital Company LLC ("CCC"); and
     o    Special Membership Units ("SMUs") of our subsidiary CM Investor, LLC.

The Convertible CRA Shares are economically equivalent to our common shares, receiving the same dividend. Unlike the common shares, however, these shares are not publicly traded and do not have voting rights but entitle the holders to "credit" under the US government's Community Reinvestment Act. These shares are convertible into common shares at the holders' option, mostly on a one-for-one basis. We first issued Convertible CRA Shares during 2000 and the program has since become increasingly popular with a broad range of banks that invest in our shares to both make an investment in us and to make qualifying Community Reinvestment Act investments.

The 4.4% Convertible CRA Shares are similar to the Convertible CRA Shares in that they entitle the holder to CRA "credit" and are convertible into common shares without having voting rights prior to conversion. Unlike the Convertible CRA Shares, however, these shares carry a fixed dividend and each will be convertible into common shares at a rate of approximately 1.81:1 beginning in July 2008.

The preferred shares of Equity Issuer entitle their holders to a claim on the income and cash flows of most of our Portfolio Investing business. They have no voting rights with respect to CharterMac and are not convertible into CharterMac common shares.

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

SMU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SMU distributions were initially $1.69 per year, subject to adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on the common shares.

In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities. The shelf registration was declared effective on March 1, 2005 and will be available for use on April 1, 2006. We have no current plans to draw upon this shelf registration but may as opportunities present themselves or business requirements dictate.

We have also filed a registration statement on Form S-11 providing for the issuance of up to $100.0 million of common shares. We have not yet determined whether we will draw upon this registration statement.

Further information about our equity instruments is included in Notes 13 and 14 to our consolidated financial statements.

SUMMARY OF CASH FLOWS

2005 vs. 2004
-------------

The higher net increase in cash and cash equivalents in 2005 as compared to 2004 resulted principally from increased financing cash flows that offset a decline in cash provided by operating activities.

Operating cash flows decreased by $106.9 million in 2005 as compared to the 2004 level, due primarily to the high level of mortgage originations at the end of 2005. While the assets will be sold in the first quarter of 2006, the increase in the level of mortgage assets held at the end of the year served to offset the increase in net income exclusive of non-cash expenses and charges.

Investing outflows in 2005 were approximately the same as in 2004 despite increased mortgage revenue bond originations (net of repayments) and restricted cash requirements as we expanded the Mortgage Banking segment. Investing activities in 2004 included a higher level of investing outside of our normal business lines, most notably the loan to Capri, while 2005 included a $26.0 million co-investment with AMAC in a first mortgage loan, and other investments that aggregated less than $10.0 million.

Financing inflows in 2005 were $182.7 million higher than in 2004. This was primarily a result of optimizing our securitization capabilities and taking advantage of these facilities to monetize our revenue bond investment portfolio, the expansion of our Mortgage Banking borrowing capacity and the issuance of our 4.4% Convertible CRA Shares. These factors collectively exceeded the higher level of equity issuances (including subsidiary equity) in 2004.

2004 vs. 2003
-------------

The net increase in cash and cash equivalents during 2004 was lower than the increase in 2003 despite higher operating cash flows due to decreased financing activity.

Operating cash flows were higher in the 2004 period by a margin of $9.6 million. This increase resulted from a higher level of earnings exclusive of non-cash expenses, which increased substantially following our acquisition of CharterMac Capital late in 2003. Additionally, the timing of receipts and payments in operating asset and liability accounts contributed to this increase, the most significant being the deferred revenues associated with the Fund Management business and higher interest and fees receivable associated with the expansion of our businesses.

Investing outflows were approximately the same in 2004 as compared to 2003. A lower level of revenue bond acquisition and funding activity, and significantly lower acquisition outflows, were partially offset by our loan to Capri. In addition, in 2003 we received a much higher level of revenue bond repayments as compared to 2004. The level of repayments in 2003 stemmed from the expiration of lockout periods for older mortgage revenue bonds, with no comparable occurrence in 2004.

Financing inflows in the 2004 period were lower than in 2003 by $26.9 million. The primary reason for the higher inflows in 2003 was the level of securitization borrowings to finance the investment level in that year. A higher amount of proceeds from equity offerings in 2004 were partially offset by the resulting increase in distributions to shareholders. In addition, 2004 also included payments to SCU holders, with none in 2003 as the SCUs were issued in November of that year.

LIQUIDITY REQUIREMENTS AFTER DECEMBER 31, 2005
----------------------------------------------

During February 2006, equity distributions were paid as follows:

(In thousands)
Common/CRA shareholders                                 $24,587
SCU/SMU holders                                           8,916
4.4% Convertible CRA  shareholders                        1,188
Equity Issuer Preferred shareholders                      6,281

In connection with the formation of our Centerbrook credit intermediation subsidiary, we will be capitalizing the entity with approximately $50.0 million to $70.0 million in the first half of 2006, utilizing available cash.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way (see also CONTINGENT LIABILITIES below).

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of December 31, 2005, to make future payments under our debt agreements and other contractual obligations:


                                                          Payments due by period
                                  ----------------------------------------------------------------------
                                                  Less than                                    More than
 (In thousands)                      Total         1 year        1-3 years      3-5 years       5 years
-----------------------------     ----------     ----------     ----------     ----------     ----------
Notes payable (1)                 $  304,888     $  304,888     $       --     $       --     $       --
Notes payable of consolidated
   partnerships (2)                  565,876         89,754        209,020         44,800        222,302
Operating lease obligations,
    net of subleases                  70,710          6,820         13,467         12,816         37,607
Unfunded loan commitments (3)        329,688        240,647         89,041             --             --
Financing arrangements (1)         1,429,692      1,429,692             --             --             --
Preferred shares of
    subsidiary (subject to
    mandatory repurchase)            273,500             --             --             --        273,500
                                  ----------     ----------     ----------     ----------     ----------

   Total                          $2,974,354     $2,071,801     $  311,528     $   57,616     $  533,409
                                  ==========     ==========     ==========     ==========     ==========


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings as described in LIQUIDITY AND CAPITAL RESOURCES.

(2) Of the notes payable of consolidated partnerships, $457.3 million are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $108.6 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(3) Of this amount, $193.5 million represents mortgage loan origination commitments with corresponding sale commitments.

Off Balance Sheet Arrangements
------------------------------

The following table reflects our maximum exposure and the carrying amounts as of December 31, 2005:


                                                       Maximum         Carrying
 (In thousands)                                        Exposure         Amount
-------------------------------------------           ----------      ----------
Repayment guarantees (1)                              $    3,602      $       --
Completion guarantees (1)                                 37,980              --
Development deficit guarantees (1)                        25,100              --
Operating deficit guarantees (1)                           6,960              --
ACC transition guarantees (1)                              3,245              --
Recapture guarantees (1)                                  96,324              --
Replacement reserve (1)                                    2,998              --
Guaranty of payment (1)                                   45,471              --
Mortgage pool credit intermediation (2)                    7,446              --
LIHTC credit intermediation (2)                          729,800          22,236
Mortgage banking loss sharing agreements (3)             834,874          12,966
                                                      ----------      ----------

                                                      $1,793,800      $   35,202
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

(2) We see these transactions as opportunities to expand our Fund Management business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

(3) The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable funding sources. The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to a maximum of 30 years. See also RISKS ASSOCIATED WITH OUR MORTGAGE BANKING BUSINESS in Item 1A, Risk Factors.

The maximum exposure amount is not indicative of our expected losses under the guarantees. For details of these transactions, see Note 21 to the consolidated financial statements.

Application of Critical Accounting Policies
-------------------------------------------

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions sometimes involve future events that cannot be determined with absolute certainty. Therefore, our determination of estimates requires that we exercise our judgment. While we have used our best estimates based on the facts and circumstances available to us at the time, different results may actually occur and any such differences could be material to our financial statements.

We believe the  following  policies may involve a higher  degree of judgment and
complexity  and  represent  the  critical   accounting   policies  used  in  the
preparation of our financial statements:

     o    valuation of investments in mortgage revenue bonds;
     o    valuation of mortgage servicing rights;
     o    impairment of goodwill and intangible assets; and
     o    accounting for income taxes.

VALUATION OF INVESTMENTS IN MORTGAGE REVENUE BONDS

SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, provides guidance on determining the valuation of investments owned. The initial classification of our investments in the "available for sale" category rather than as "held to maturity" is due to a provision in most of the mortgage revenue bonds under which we have a right to require redemption prior to maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified. Because of this classification, we must carry our investments at fair value. Since there is no ready market for these investments, we must exercise judgment in determining what constitutes "fair value". We estimate the fair value by calculating the present value of future payments under the bonds. For bonds secured by non-stabilized properties, the discount rate is based upon the average rate of new originations for the quarter leading up to the valuation date. For bonds secured by stabilized properties, the discount rate is reflective of the lower inherent risk. If the property underlying the bond has substandard performance, a factor is added to the discount rate to allow for the additional risk. Conversely, if the underlying property is performing much better than expected, the discount rate may be reduced to allow for the reduced risk.

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

We use these criteria to assess all of our mortgage revenue bonds. In our valuation review, any bonds meeting these criteria are monitored and assessed for risk of financial loss. If no financial loss is expected, the fair value of a bond is considered to be the lower of outstanding face amount or the present value of future cash flows, with the discount rate adjusted to provide for the applicable risk factors. If a financial loss is expected, the bond is considered impaired and written down to fair value as determined by the present value of expected future cash flows.

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

We assess our mortgage servicing rights for impairment based on the fair value of the assets as compared to carrying values. We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers. To determine impairment, the mortgage servicing portfolio is stratified by the issuer of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value. When the carrying value of capitalized servicing assets exceeds fair value, we recognize temporary impairment through a valuation allowance; fair value in excess of the amount capitalized is not recognized. In addition, we periodically evaluate our mortgage servicing rights for other-than-temporary impairment to determine whether the carrying value before the application of the valuation allowance is recoverable. When we determine that a portion of the balance is not recoverable, the asset and the valuation allowance are reduced to reflect permanent impairment.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

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

In addition, should we determine that goodwill is impaired, we would also review intangible assets for the same business to determine if they were impaired also. As with goodwill, any indicators of impairment of a specific intangible asset would also lead to a review. As the methods for determining fair values of intangible assets are similar to those for determining the fair value of goodwill, the same judgments and uncertainties apply to these determinations as well.

ACCOUNTING FOR INCOME TAXES

SFAS No. 109, ACCOUNTING FOR INCOME TAXES, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets. Furthermore, these projected future tax consequences include our assumption as to the continuing tax-free nature of a significant portion of our earnings. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

In November 2005, the FASB issued Staff Position No. FAS 140-2, CLARIFICATION OF THE APPLICATION OF PARAGRAPHS 40(B) AND 40(C) OF FASB STATEMENT NO. 140. This staff position applies to characteristics for a securitization entity to meet the definition of a qualified special purpose entity ("QSPE"). While the Staff Position does not apply to our current securitization structure, it may affect the accounting for future transactions should they involve QSPEs.

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

The assumptions related to the following discussion of market risk involve judgments involving future economic market conditions, future corporate decisions and other interrelating factors, many of which are beyond our control and all of which are difficult or impossible to predict with precise accuracy. Although we believe that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate. Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as our representation that our objectives and plans would be achieved.

INTEREST RATE RISK
------------------

The nature of our investments and the instruments used to raise capital for their acquisition expose us to income and expense volatility due to fluctuations in market interest rates. Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors beyond our control. A rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to invest in mortgage revenue bonds or to structure transactions. Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

Our exposure to interest rate is twofold:

     o    the potential  increase in interest expense on our variable rate debt;
          and
     o    the impact of interest rates on the fair value of our assets.

IMPACT ON EARNINGS

Our investments in mortgage revenue bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the underlying properties, which do not fluctuate with changes in market interest rates.

In contrast, payments required under our variable rate securitization programs fluctuate with market interest rates based on the BMA index and are re-set weekly or every 35 days. In addition, we have variable rate debt related to our acquisition financing and our warehouse facilities, with rates based on LIBOR. Other long-term sources of capital, such as our preferred shares of Equity Issuer and our 4.4% Convertible CRA preferred shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

With the exception of $500.0 million of debt hedged via interest rate swap agreements, the full amount of our liabilities labeled on our consolidated balance sheet as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest rates would decrease our annual net income by approximately $12.3 million.

Conversely, we have large escrow balances maintained by our Mortgage Banking business and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore increase our net income by approximately $1.8 million.

We manage this risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in Notes 11 and 21 to our consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those less susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodology used to estimate the portfolio fair value under SFAS No. 115, a 1% increase in market rates for tax-exempt investments would reduce the estimated fair value of our portfolio of mortgage revenue bonds by approximately $145.6 million and a 1% decrease would result in an increase of approximately $129.7 million. Changes in the estimated fair value of the mortgage revenue bonds do not impact our reported net income, net income per share, distributions or cash flows, but are reported as components of other accumulated comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

                   MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF
                    INTERNAL CONTROL OVER FINANCIAL REPORTING


The management of CharterMac (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

CharterMac management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based upon our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on our assessment of the Company's internal control over financial reporting, which appears on page 53.



/s/ Marc D. Schnitzer                                    /s/ Alan P. Hirmes
---------------------                                    ------------------
Marc D. Schnitzer                                        Alan P. Hirmes
Chief Executive Officer                                  Chief Financial Officer
March 15, 2006                                           March 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Trustees
And Shareholders of CharterMac
New York, New York


We have audited management's assessment, included in the accompanying "Management's Report on the Effectiveness of Internal Controls over Financial Reporting", that CharterMac (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.


/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2006


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                                   Page
(a) 1.    Financial Statements                                                  ----------
          --------------------
          Report of Independent Registered Public Accounting Firm                   56

          Consolidated Balance Sheets as of December 31, 2005 and 2004              57

          Consolidated Statements of Income for the years ended December 31,
            2005, 2004 and 2003                                                     58

          Consolidated Statements of Shareholders' Equity for the
            years ended December 31, 2005, 2004 and 2003                            59

          Consolidated Statements of Cash Flows for the years ended December 31,
            2005, 2004 and 2003                                                     62

          Notes to Consolidated Financial Statements                                64


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees
and Shareholders of
CharterMac
New York, New York

We have audited the accompanying consolidated balance sheets of CharterMac and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CharterMac and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/DELOITTE & TOUCHE LLP
New York, New York
March 15, 2006

                           CHARTERMAC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 December 31,
                                                                         ----------------------------
                                                                             2005             2004
                                                                         -----------      -----------

                                     ASSETS
Mortgage revenue bonds-at fair value                                     $ 2,294,787      $ 2,100,720
Other investments                                                            298,590          187,506
Cash and cash equivalents                                                    161,295           71,287
Restricted cash                                                               34,025           25,879
Goodwill and intangible assets, net                                          439,175          416,282
Deferred costs and other assets                                              144,670           74,933
Loan to affiliate                                                                 --            4,600
Investments held by consolidated partnerships                              3,025,762        2,527,455
Other assets of consolidated partnerships                                    580,524          328,559
                                                                         -----------      -----------

Total assets                                                             $ 6,978,828      $ 5,737,221
                                                                         ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                                $ 1,429,692      $ 1,068,428
   Preferred shares of subsidiary (subject to mandatory
    repurchase)                                                              273,500          273,500
   Notes payable                                                             304,888          174,454
   Accounts payable, accrued expenses and other liabilities                  179,275          154,086
   Notes payable and other liabilities of consolidated
    partnerships                                                           1,627,556        1,307,093
                                                                         -----------      -----------

Total liabilities                                                          3,814,911        2,977,561
                                                                         -----------      -----------

Minority interest in consolidated subsidiaries                               262,274          271,419
                                                                         -----------      -----------
Preferred shares of subsidiary (not subject to mandatory repurchase)         104,000          104,000
                                                                         -----------      -----------
Limited partners' interests in consolidated partnerships                   1,747,808        1,501,519
                                                                         -----------      -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred shares; no par value;
        2,160 shares issued and outstanding in 2005 and none
        issued and outstanding in 2004                                       104,498               --
     Convertible CRA shares; no par value; 6,552 shares issued
       and outstanding in 2005 and 2004                                      104,369          108,745
     Special preferred voting shares; no par value (14,885
      shares issued and outstanding in 2005 and 15,172 shares
      issued and outstanding in 2004)                                            150              152
     Common shares; no par value (100,000 shares authorized;
       52,309 issued and 51,988 outstanding in 2005 and 51,363
       issued and 51,229 outstanding in 2004)                                752,042          773,165
   Restricted shares granted                                                  (4,193)          (7,922)
   Treasury shares of beneficial interest - common, at cost
    (321 shares in 2005 and 134 shares in 2004)                               (7,135)          (2,970)
   Accumulated other comprehensive income                                    100,104           11,552
                                                                         -----------      -----------
Total shareholders' equity                                                 1,049,835          882,722
                                                                         -----------      -----------

Total liabilities and shareholders' equity                               $ 6,978,828      $ 5,737,221
                                                                         ===========      ===========


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)


                                                                                   Year Ended December 31,
                                                                     ---------------------------------------------------
                                                                            2005            2004             2003
                                                                     ---------------------------------------------------
        Revenues:
           Mortgage revenue bond interest income                        $   146,024     $   132,075      $   113,655
           Other interest income                                             16,147           9,346            3,630
           Fee income                                                        87,655          69,066           31,279
           Other revenues                                                    21,078           9,732            3,676
           Revenues of consolidated partnerships                             24,096          12,213               --
                                                                     ---------------------------------------------------
             Total revenues                                                 295,000         232,432          152,240
                                                                     ---------------------------------------------------

        Expenses:
           Interest expense                                                  56,495          30,932           24,047
           Interest expense of consolidated partnerships                     26,322          21,395               --
           Interest expense - distributions to preferred
             shareholders of subsidiary                                      18,898          18,898            9,448
           General and administrative                                       125,395         101,306           40,815
           Depreciation and amortization                                     44,195          30,407           11,926
            Write-off of trade name                                          22,567              --               --
           Loss on impairment of assets                                       4,555             757            1,759
           Other expenses of consolidated partnerships                       53,573          30,519               --
                                                                     ---------------------------------------------------
             Total expenses                                                 352,000         234,214           87,995
                                                                     ---------------------------------------------------

        (Loss) income before other income                                   (57,000)         (1,782)          64,245

        Equity and other income                                               7,476           3,442            2,219
        Gain on sale of loans and repayment of mortgage revenue bonds         8,062           7,868            7,483
        Loss on investments held by consolidated partnerships              (247,986)       (149,048)              --
                                                                     ---------------------------------------------------

        Loss before allocations and income taxes                           (289,448)       (139,520)          73,947

        Income  allocated to preferred shareholders of subsidiary            (6,225)         (3,942)          (9,449)
        Minority interests in consolidated subsidiaries, net of tax         (23,421)        (28,368)          (3,984)
        Loss allocated to partners of consolidated partnerships             349,531         219,950               --
                                                                     ---------------------------------------------------

        Income before income taxes                                           30,437          48,120           60,514
        Income tax benefit                                                   28,577          17,243            6,072
                                                                     ---------------------------------------------------

        Net income                                                      $    59,014     $    65,363      $    66,586
                                                                     ===================================================

        Allocation of net income to:
           4.4% Convertible CRA preferred shareholders                  $     2,020     $        --      $        --
           Common shareholders                                               50,558          56,786           54,608
           Convertible CRA shareholders                                       6,436           8,577            6,640
           Manager (including special distribution)                              --              --            5,338
                                                                     ---------------------------------------------------
             Total                                                      $    59,014     $    65,363      $    66,586
                                                                     ===================================================

        Net income per share:
           Basic                                                        $       .98     $      1.19      $      1.31
                                                                     ===================================================
           Diluted                                                      $       .98     $      1.19      $      1.31
                                                                     ===================================================

        Weighted average shares outstanding:
           Basic                                                             58,018          54,786           46,653
                                                                     ===================================================
           Diluted                                                           58,291          55,147           46,735
                                                                     ===================================================

        Dividends declared per share                                    $      1.65     $      1.57      $      1.37
                                                                     ===================================================


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                           Beneficial Owners Equity
                                            ---------------------------------------------------------------------------------------
                                                 4.4%
                                             Convertible
                                            CRA Preferred       Convertible      Special Preferred                        Common
                                                Shares          CRA Shares         Voting Shares         Manager          Shares
                                            --------------     -------------     -----------------     -----------      -----------
Balance at January 1, 2003                     $     --         $  58,174            $      --          $  1,126         $ 604,496

Comprehensive income:
Net income                                                          6,640                                  5,338            54,608

Other comprehensive loss:
  Net unrealized gain on derivatives
  Unrealized holding loss on mortgage
   revenue bonds
  Less: reclassification to net income

  Other comprehensive loss

  Comprehensive income



Options exercised and other share based
  compensation, net of forfeitures                                                                                          21,282
Amortization of share awards
Elimination of manager interest                                                                           (1,132)
Issuance of special preferred voting shares                                                161
Conversion of Convertible CRA shares                              (21,870)                                                  21,870
Issuance of Convertible CRA shares                                102,532
Repurchase of treasury shares
Distributions                                                      (6,728)                                (5,332)          (57,615)
                                               --------         ---------            ---------          --------         ---------
Balance at December 31, 2003                   $     --         $ 138,748            $     161          $     --         $ 644,641






                                                                                                        Accumulated
                                                 Restricted        Restricted                              Other
                                                  Shares -           Shares         Comprehensive      Comprehensive
                                                   Common           Granted            Income              Income           Total
                                                -------------     ------------     ---------------     --------------    -----------
Balance at January 1, 2003                        $   (103)         $     --                              $ 60,975        $724,668

Comprehensive income:
Net income                                                                            $ 66,586                              66,586
                                                                                      --------
Other comprehensive loss:
  Net unrealized gain on derivatives                                                     2,607
  Unrealized holding loss on mortgage
   revenue bonds                                                                       (33,195)
  Less: reclassification to net income                                                  (1,951)
                                                                                      --------
  Other comprehensive loss                                                             (32,539)            (32,539)        (32,539)
                                                                                      --------
  Comprehensive income                                                                $ 34,047
                                                                                      --------

Options exercised and other share based
  compensation, net of forfeitures                                   (22,228)                                                 (946)
Amortization of share awards                                           2,843                                                 2,843
Elimination of manager interest                                                                                             (1,132)
Issuance of special preferred voting shares                                                                                    161
Conversion of Convertible CRA shares                                                                                            --
Issuance of Convertible CRA shares                                                                                         102,532
Repurchase of treasury shares                         (275)                                                                   (275)
Distributions                                                                                                              (69,675)
                                                  --------          --------                              --------        --------
Balance at December 31, 2003                      $   (378)         $(19,385)                             $ 28,436        $792,223

                                                                                                                        (continued)


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                            Beneficial Owners Equity
                                             ---------------------------------------------------------------------------------------
                                                  4.4%
                                              Convertible
                                             CRA Preferred       Convertible      Special Preferred                        Common
                                                 Shares          CRA Shares         Voting Shares         Manager          Shares
                                             --------------     -------------     -----------------     -----------      -----------
Balance  at  December  31, 2003                $     --           $138,748            $     161          $     --         $ 644,641

Comprehensive income:
Net income                                                           8,577                                                   56,786

Other comprehensive loss:
  Net unrealized loss on derivatives
  Unrealized holding loss on
    mortgage revenue bonds
  Less: reclassification to net income

  Other comprehensive loss

  Comprehensive income


Options exercised and other share based
  compensation, net of forfeitures                                                                                             (564)
Amortization of share awards
Conversion of Special Common Units and
  redemption of Special Preferred Voting
  Shares                                                                                     (9)                             17,789
Conversion of Convertible CRA shares                               (27,585)                                                  27,585
Issuance costs of Convertible CRA shares                              (148)
Issuance of common shares                                                                                                   105,541
Repurchase of treasury shares
Distributions                                                      (10,847)                                                 (78,613)
                                               --------           --------            ---------          --------         ---------

Balance  at  December  31, 2004                $     --           $108,745            $     152          $     --         $ 773,165
                                               --------           --------            ---------          --------         ---------






                                                                                                       Accumulated
                                                Restricted        Restricted                              Other
                                                 Shares -           Shares         Comprehensive      Comprehensive
                                                  Common           Granted            Income              Income            Total
                                               -------------     ------------     ---------------     --------------     -----------
Balance  at  December  31, 2003                  $   (378)         $(19,385)                             $ 28,436         $792,223

Comprehensive income:
Net income                                                                           $ 65,363                               65,363
                                                                                     --------
Other comprehensive loss:
  Net unrealized loss on derivatives                                                   (1,078)
  Unrealized holding loss on
    mortgage revenue bonds                                                            (16,023)
  Less: reclassification to net income                                                    217
                                                                                     --------
  Other comprehensive loss                                                            (16,884)            (16,884)         (16,884)
                                                                                     --------
  Comprehensive income                                                               $ 48,479
                                                                                     --------

Options exercised and other share based
  compensation, net of forfeitures                                     (169)                                                  (733)
Amortization of share awards                                         11,632                                                 11,632
Conversion of Special Common Units and
  redemption of Special Preferred Voting
  Shares                                                                                                                    17,780
Conversion of Convertible CRA shares                                                                                            --
Issuance costs of Convertible CRA shares                                                                                      (148)
Issuance of common shares                                                                                                  105,541
Repurchase of treasury shares                      (2,592)                                                                  (2,592)
Distributions                                                                                                              (89,460)
                                                 --------          --------                              --------         --------

Balance  at  December  31, 2004                  $ (2,970)         $ (7,922)                             $ 11,552         $882,722
                                                 --------          --------                              --------         --------

                                                                                                                        (continued)


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                               Beneficial Owners Equity
                                                ----------------------------------------------------------------------
                                                     4.4%
                                                 Convertible
                                                CRA Preferred       Convertible      Special Preferred
                                                    Shares          CRA Shares         Voting Shares         Manager
                                                --------------     -------------     -----------------     -----------

Balance at December 31, 2004                      $      --          $108,745            $     152          $     --

Comprehensive income:
Net income                                            2,020             6,436

Other comprehensive income:
  Net unrealized gain on derivatives
  Unrealized gain on marketable securities
  Unrealized holding gain on mortgage
    revenue bonds
  Less: reclassification to net income

  Other comprehensive income

  Comprehensive income


Options exercised and other share based
  compensation, net of forfeitures
Amortization of share awards
Conversion of Special Common Units and
  redemption of Special Preferred Voting Shares                                                 (2)
Issuance of 4.4% Convertible CRA Preferred shares   104,498
Repurchase of treasury shares
Distributions                                        (2,020)          (10,812)
                                                  ---------          --------            ---------          --------

Balance at December 31, 2005                      $ 104,498          $104,369            $     150          $     --
                                                  =========          ========            =========          ========



                                                -----------

                                                                 Restricted        Restricted
                                                  Common          Shares -           Shares
                                                  Shares           Common           Granted
                                                -----------     -------------     ------------

Balance at December 31, 2004                     $ 773,165        $ (2,970)         $ (7,922)

Comprehensive income:
Net income                                          50,558

Other comprehensive income:
  Net unrealized gain on derivatives
  Unrealized gain on marketable securities
  Unrealized holding gain on mortgage
    revenue bonds
  Less: reclassification to net income

  Other comprehensive income

  Comprehensive income


Options exercised and other share based
  compensation, net of forfeitures                   8,325                            (2,936)
Amortization of share awards                           895                             6,665
Conversion of Special Common Units and
  redemption of Special Preferred Voting Shares      4,818
Issuance of 4.4% Convertible CRA Preferred share
Repurchase of treasury shares                                       (4,165)
Distributions                                      (85,719)
                                                 ---------        --------          --------

Balance at December 31, 2005                     $ 752,042        $ (7,135)         $ (4,193)
                                                 =========        ========          ========




                                                                     Accumulated
                                                                        Other
                                                 Comprehensive      Comprehensive
                                                    Income              Income             Total
                                                ---------------     --------------     ------------

Balance at December 31, 2004                                           $ 11,552         $  882,722

Comprehensive income:
Net income                                         $ 59,014                                 59,014
                                                   --------
Other comprehensive income:
  Net unrealized gain on derivatives                  5,848
  Unrealized gain on marketable securities               35
  Unrealized holding gain on mortgage
    revenue bonds                                    84,230
  Less: reclassification to net income               (1,561)
                                                   --------
  Other comprehensive income                         88,552              88,552             88,552
                                                   --------
  Comprehensive income                             $147,566
                                                   --------

Options exercised and other share based
  compensation, net of forfeitures                                                           5,389
Amortization of share awards                                                                 7,560
Conversion of Special Common Units and
  redemption of Special Preferred Voting Shares                                              4,816
Issuance of 4.4% Convertible CRA Preferred share                                           104,498
Repurchase of treasury shares                                                               (4,165)
Distributions                                                                              (98,551)
                                                                       --------         ----------

Balance at December 31, 2005                                           $100,104         $1,049,835
                                                                       ========         ==========


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                    Year Ended December 31,
                                                                           ---------------------------------------
                                                                             2005           2004           2003
                                                                           ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  59,014      $  65,363      $  66,586
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of mortgage revenue bonds                                (1,561)          (217)        (1,951)
   Loss on impairment of assets                                                4,555            757          1,759
   Depreciation and amortization                                              44,195         30,407         11,926
   Equity in income of unconsolidated entities                                (7,476)        (3,442)        (2,219)
   Write-off of trade name                                                    22,567             --             --
   Income allocated to preferred shareholders of subsidiary                    6,225          3,942          9,449
   Income allocated to minority interests in consolidated subsidiaries        23,421         28,368          3,984
   Non-cash compensation expense                                               8,661         11,632          2,845
   Other non-cash expense                                                      3,390          4,353         (3,493)
   Deferred taxes                                                            (28,178)       (20,544)        (9,491)
   Distributions received from equity investees                                3,702          2,219          2,219
   Changes in operating assets and liabilities:
    Mortgage servicing rights                                                 (7,520)        (6,854)        (4,015)
    Mortgage loans receivable                                               (125,797)        (5,610)        19,424
    Loan to affiliate                                                          4,600         (4,600)            --
    Deferred revenues                                                          6,207         35,122         14,693
    Other assets                                                             (35,434)       (32,557)       (11,046)
    Accounts payable, accrued expenses and other liabilities                  20,010           (812)        (2,768)
                                                                           ---------      ---------      ---------
Net cash provided by operating activities                                        581        107,527         97,902
                                                                           ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments of  mortgage revenue bonds                                     133,611         39,067         99,931
   Mortgage revenue bond acquisitions and fundings                          (443,517)      (325,037)      (432,915)
   Investments in notes receivable                                           (34,401)        (3,900)        (3,629)
   Repayments of notes receivable                                              3,039          4,725          9,496
   Acquisitions, net of cash acquired                                           (290)        (1,579)       (62,662)
   Loans to Capri Capital                                                     (8,011)       (84,000)            --
   Advances to partnerships                                                 (146,977)      (173,526)       (18,925)
   Collection of advances to partnerships                                    138,981        156,875         26,569
   Deferred investment acquisition costs                                      (1,935)        (2,526)          (615)
   Decrease in cash and cash equivalents - restricted                            317          6,781         14,125
   Other investing activities                                                (13,253)        15,521          3,206
                                                                           ---------      ---------      ---------

Net cash used in investing activities                                       (372,436)      (367,599)      (365,419)
                                                                           ---------      ---------      ---------


           See accompanying notes to consolidated financial statements

                                    continued

                           CHARTERMAC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                         Year Ended December 31,
                                                                                ----------------------------------------
                                                                                   2005           2004           2003
                                                                                -----------    ----------     ----------
            CASH FLOWS FROM FINANCING ACTIVITIES:
               Distributions to shareholders                                        (96,582)      (84,395)       (65,121)
               Distributions to preferred shareholders of subsidiary                 (6,225)       (2,386)        (9,449)
               Distributions to Special Common Unit and Special Membership          (34,677)      (28,411)            --
                Unit holders
               Proceeds from financing arrangements                                 547,390       281,060        521,153
               Repayments of financing arrangements                                (186,126)     (112,639)      (292,804)
               Increase in notes payable                                            130,434        20,872         55,842
               Issuance of preferred shares                                         108,000            --             --
               Issuance of common or Convertible CRA shares                              --       110,803        107,500
               Issuance of preferred subsidiary shares                                   --       104,000             --
               Proceeds from stock options exercised                                  3,804           308          1,651
               (Retirement) issuance of special preferred voting shares                  (2)          (10)           162
               Deferred financing costs                                              (4,153)      (10,077)       (12,882)
                                                                                -----------    ----------     ----------

            Net cash provided by financing activities                               461,863       279,125        306,052
                                                                                -----------    ----------     ----------

            Net increase in cash and cash equivalents                                90,008        19,053         38,535
            Cash and cash equivalents at the beginning of the year                   71,287        52,234         13,699
                                                                                -----------    ----------     ----------

            Cash and cash equivalents at the end of the year                    $   161,295    $   71,287     $   52,234
                                                                                -----------    ----------     ----------

            SUPPLEMENTAL INFORMATION:

               Interest paid                                                    $    55,771    $   31,057     $   23,417
               Taxes paid                                                       $       768    $    8,040     $      137

            Acquisition activity:
            --------------------
               Conversion of note receivable                                    $    70,000
               Issuance of subsidiary equity                                          7,500                   $  284,113
               Decrease in minority interest                                         (4,200)   $   (1,579)
               Assets acquired                                                      (90,530)                    (375,726)
               Liabilities assumed                                                   16,940                       28,951
                                                                                -----------    ----------     ----------
            Net cash paid for acquisitions                                      $      (290)   $   (1,579)    $  (62,662)
                                                                                ===========    ==========     ==========

            Non-cash activities relating to adoption of FIN 46(R):
                Decrease in mortgage revenue bonds                                             $   33,821
                Increase in other assets                                                            4,731
                Increase in investments held by consolidated partnerships                      (2,173,621)
                Increase in other assets of consolidated partnerships                            (210,494)
                Increase in notes payable and other liabilities of
                  consolidated partnerships                                                     1,047,976
                Increase in partners' interests of consolidated partnerships                    1,297,587
                                                                                               ----------
                                                                                               $       --
                                                                                               ==========

            Non-cash investing and financing activities:
                Share grants and SCUs issued                                    $     3,706    $    1,875     $   15,223
                Issuance of SMUs in exchange for investment or acquisition      $    11,576    $       --     $       --
                Conversion of SCUs to common shares                             $     4,818    $   17,789     $       --
                Conversion of CRA shares to common shares                       $        --    $   27,585     $   21,870
                Treasury stock purchases via employee withholding               $     4,165    $    2,592     $      275


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 1 - SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

A. CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiary statutory trusts, corporations which it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) (see 1.O. CONSOLIDATED PARTNERSHIPS below). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries.

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

     o    MORTGAGE REVENUE BOND INTEREST INCOME

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

          We place loans on a non-accrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current. There were eight bonds with a fair value of $49.9 million on non-accrual status at December 31, 2005 and none at December 31, 2004.

     o    OTHER INTEREST INCOME

          We recognize income on temporary investments (such as cash in banks and short-term instruments) as well as longer term investments (from promissory notes, mortgages receivable, etc.), on the accrual basis as it becomes due.

     o    FEE INCOME

          o    FUND SPONSORSHIP FEES

               o PROPERTY ACQUISITION FEES are for services we perform in acquiring interests in property-owning partnerships which comprise the assets of funds we sponsor. We recognize these fees when the investor equity is invested and the properties have been acquired by the investment fund.

               o PARTNERSHIP MANAGEMENT FEES are for maintaining the books and records of an investment fund, including requisite investor reporting. We recognize these fees over the five year contractual service period following the initial closing of an investment fund.

               o ACQUISITION FEES received upon acquisition of mortgage revenue bonds are deferred and amortized over the life of the bonds.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



               o ORGANIZATION, OFFERING AND ACQUISITION ALLOWANCE FEES are for reimbursement of costs we incur for organizing the investment funds and for providing assistance in acquiring the properties to be included in the investment funds. We recognize the organization and offering allowance fee when the investor equity is raised and recognize the acquisition allowance fee when the investment funds acquire properties. The related expenses are included in general and administrative expenses.

               o ASSET MANAGEMENT FEES from investment funds, based on a percentage of each investment fund's invested assets are for monitoring the acquired property interests to ensure that their development, leasing and operations comply with low income housing or other tax credit requirements, and are recorded monthly as earned, provided that collection is reasonably assured.

          o    MORTGAGE BANKING FEES

               o MORTGAGE ORIGINATION FEES for originating loans are recorded upon settlement of sale to the purchaser of the loans.

               o MORTGAGE SERVICING FEES are recognized on an accrual basis as the services are performed over the servicing period.

          o    CREDIT INTERMEDIATION FEES

               o Fees for credit intermediation transactions to provide specified rates of return, received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis. For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years. For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.

               o    Fees  for  other  credit  intermediation   transactions  are
                    received monthly and recognized as income when earned.

     o    OTHER INCOME

          o CONSTRUCTION SERVICE FEEs from borrowers for servicing mortgage revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.

          o ADMINISTRATION FEES charged to the property partnerships or to other entities we manage are recorded as the payments are received due to the uncertainty of collectability.

          o PREPAYMENT PENALTIES from early payments of mortgage revenue bonds or serviced mortgage loans are recognized at the time of prepayment.

          o EXPENSE REIMBURSEMENTS includes amounts billed to the investment funds and other affiliated entities ("affiliates") for the reimbursement of salaries and certain other ongoing operating expenditures incurred by CharterMac Capital on behalf of these affiliates. We recognize these amounts as incurred.

     o    REVENUES OF CONSOLIDATED PARTNERSHIPS

          Rental income for property partnerships is accrued as earned based on underlying lease agreements. Interest income for all consolidated partnerships is accrued as earned.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



C. INVESTMENT IN MORTGAGE REVENUE BONDS

We account for our investments in mortgage revenue bonds as available-for-sale debt securities under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115") due to a provision in most of the bonds whereby we have a right to require redemption prior to maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified. Accordingly, investments in mortgage revenue bonds are carried at their estimated fair values, with unrealized gains and losses reported in accumulated other comprehensive income.

Because mortgage revenue bonds have a limited market, we estimate fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and an appropriate market rate of interest.

Prior to the CharterMac Capital acquisition in November 2003 (see Note 2), we paid fees to CharterMac Capital for its activities performed as our Manager (see
Note 17). The fees pertaining to acquisitions of mortgage revenue bonds were capitalized as part of the bond cost and are amortized as a reduction to interest income over the terms of the mortgage revenue bonds. Since the acquisition, we ceased paying fees pertaining to acquisitions, but continue to pay a fee for asset management which is charged to expense and eliminated in consolidation. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the mortgage revenue bonds are charged to operations.

We define a mortgage revenue bond as impaired when we determine it is probable that not all required contractual payments will be made when due. Our primary tool to determine which loans are likely to incur a loss is to evaluate the debt service coverage ratio based on our historical experience with similar properties and the frequency of such losses.

When a mortgage revenue bond is underperforming with respect to certain of our standards (for example, expectations of timely construction completion, actual occupancy levels or actual debt service coverage) but we still expect to recover all contractual payments (either through debt service or collateral), we value it based on our estimate of the fair value as described above, although such fair value will not exceed the outstanding face amount. If we determine it is probable that we will not receive all contractual payments required when they are due, we deem a bond impaired, write it down to its estimated fair value and record a realized loss in the statement of income.

D. OTHER INVESTMENTS

We invest in partnership interests related to the real estate equity investment funds we sponsor. Typically, we hold these investments for a short period until we establish a new fund.

We account for our investment in ARCap Investors, LLC ("ARCap") using the equity method pursuant to Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK ("APB No. 18") as interpreted by AICPA Statement of Position 78-9, ACCOUNTING FOR INVESTMENTS IN REAL ESTATE VENTURES ("SOP 78-9"), EITF Issue D-46, ACCOUNTING FOR LIMITED PARTNERSHIP INVESTMENTS and EITF 03-16, ACCOUNTING FOR INVESTMENTS IN LIMITED LIABILITY COMPANIES. For the preferred portion of the investment, our equity in the earnings of ARCap is accrued at the applicable cumulative dividend rate, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

Mortgage loans receivable represent amounts we are due for mortgage loans that were sold under purchase agreements to permanent investors but for which we are awaiting settlement of funds. The balance also includes net origination costs. We do not retain any interest in these loans except for mortgage servicing rights and certain contingent liabilities pursuant to loss sharing agreements.

E. CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity of three months or less. Restricted cash includes collateral for borrowings within our securitization programs and in accordance with Fannie Mae and Freddie Mac requirements.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



F. DEFERRED COSTS

We capitalize costs incurred in connection with our securitization programs (see
Note 9) and amortize them on a straight-line basis over 10 years, which approximates the average remaining term to maturity of the mortgage revenue bonds in the programs.

We capitalize costs incurred in connection with the issuance of preferred shares of our Equity Issuer subsidiary and amortize them on a straight-line basis over the period to the mandatory repurchase date of the shares. We record costs we incur in connection with the issuance of equity as a reduction of beneficial owners' equity of such shares.

G. GOODWILL AND OTHER INTANGIBLE ASSETS

We test goodwill for impairment (via a third party appraisal) annually or if circumstances indicate there may be reason to believe impairment has occurred. Any such impairment would be charged to expense in the period in which it is determined. Should goodwill be deemed impaired, the useful lives of identified intangible assets may need to be reassessed and amortization accelerated, or such intangible assets could be deemed impaired as well.

We amortize other intangible assets on a straight-line basis over their estimated useful lives.

We recognize as assets the rights to service mortgage loans for others, whether the Mortgage Servicing Rights ("MSRs") are acquired through a separate purchase or through loans originated and sold. Purchased MSRs are recorded at cost. For originated loans, we allocate total costs incurred to the loan originated and the MSR retained based on the relative fair values as determined by a third-party appraiser. In subsequent periods, the assets are carried at the amortized initial basis or current fair value. All MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

MSRs are assessed for impairment based on the fair value of the assets as compared to carrying value. When we determine that a portion of the balance is not recoverable, we reduce the assets and the valuation allowance to reflect permanent impairment.

H. FINANCIAL RISK MANAGEMENT AND DERIVATIVES

We account for derivative financial instruments pursuant to SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities ("SFAS No. 133"), as amended and interpreted. We record derivatives at fair value, with changes in fair value of those that we classify as cash flow hedges recorded in accumulated other comprehensive income, to the extent they are effective. If deemed ineffective, we record the amount considered ineffective in the consolidated statement of income.

We have determined that we will not apply hedge accounting to fair value hedges. Any change in the fair value of these hedges is therefore included in current period net income.

I. FAIR VALUE OF FINANCIAL INSTRUMENTS

As described above, our investments in mortgage revenue bonds, our MSRs and our derivatives are carried at estimated fair values. We have determined that the fair value of our remaining financial instruments, including temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at December 31, 2005 and 2004, due primarily to their short term nature or variable rates of interest.

J. INCOME TAXES

We provide for income taxes in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



amounts   and  the  tax  basis  of  assets  and   liabilities.   We  assess  the
recoverability   of  deferred  tax  assets   through   evaluation  of  carryback
availability, projected taxable income and other factors as applicable.

K. NET INCOME PER SHARE

Basic net income per share represents net income allocated to Common and Convertible CRA shareholders (see Note 16) by the weighted average number of Common and Convertible CRA shares outstanding during the period. Diluted net income per share includes the weighted average number of shares outstanding during the period and the dilutive effect of common share equivalents, calculated using the treasury stock method.

The Convertible CRA shareholders are included in the calculation of shares outstanding as they share the same economic benefits as common shareholders. SCUs, SMUs and 4.4% Convertible CRA preferred shares (see Notes 13 and 14) are not included in the calculation as they are antidilutive.

L. CREDIT INTERMEDIATION TRANSACTIONS

For guarantees and other credit intermediation transactions issued since January 1, 2003, we record liabilities (included in deferred revenues) equal to the fair values of the obligations undertaken. For transactions for which we receive fees, the fees received are considered the measure of fair value, in accordance with FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). For completion and other guarantees issued to lenders for the underlying financing of properties, as required by an investment fund, we generally recognize no liability upon inception of the guarantee as the exposure is considered minimal and no fee is received. We monitor our exposure under these agreements and, should we determine a loss is probable, accrue a liability in accordance with SFAS No. 5, ACCOUNTING FOR Contingencies.

M. MORTGAGE BANKING LOAN LOSS RESERVE

We account for exposure to loss under our servicing contracts with Fannie Mae and Freddie Mac through a provision for loan losses. The exposure to loss results from guarantees made to Fannie Mae and Freddie Mac under the DUS and DUI programs to share the risk of loan losses. (See Note 21 for more details) The provision recorded is considered the fair value of the guarantees. Our determination of the adequacy of the reserve for losses on loans serviced is based on an evaluation of the risk characteristics and exposure to loss associated with those loans. Our assessment is based on a number of factors, including but not limited to general economic conditions, inability of the borrower to meet debt service requirements, or a substantial decline in the value of the collateral.

For performing loans, we maintain a general reserve, which is based on the stratification of the loan servicing portfolio by debt service coverage ratio
(DSCR). The probability of default and loss is higher for loans with lower DSCRs and therefore a higher reserve is maintained for such loans. For defaulted loans, we maintain a loan specific reserve based on an estimate of our share of the loss.

We record the loan loss provision as an expense and as a contra-asset account on the balance sheet under Mortgage Servicing Rights (See Note 6).

N. SHARE BASED COMPENSATION

We account for our share options in accordance with the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Accordingly, we record compensation cost, based on the options' estimated fair value, on a straight-line basis over the vesting period. The fair values of option grants are estimated using the Black-Scholes option-pricing model.

Prior to our acquisition of CharterMac Capital in November 2003 (see Note 2), most options granted were issued to non-employees rendering services to us under our management agreement with CharterMac Capital. As such, we estimated the fair value of the share options at each period-end up to the vesting date, and

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



adjusted the expense accordingly. Upon the acquisition of CharterMac Capital, such option holders became employees of our subsidiary and the fair value of the options at that date became the basis of amortization until the respective vesting dates.

We record restricted share grants as a contra-account within shareholders' equity. The balance recorded equals the number of shares issued multiplied by the closing price of our common shares on the grant date. We amortize the cost over the vesting period of the shares on a straight-line basis. Any shares granted with immediate vesting are expensed when granted.

O. CONSOLIDATED PARTNERSHIPS

Through our acquisition of CharterMac Capital (see Note 2), and in subsequent fund originations, we became the general partner or equivalent in more than 115 entities in which we have little or no financial investment. Typically, outside investors acquire all partnership interest in an upper-tier, or investment partnership, or 100% of the membership interest if structured as a limited liability company. The investment partnership, in turn, invests as a limited partner in one or more lower-tier (operating) partnerships that own and operate the multifamily housing complexes. Partners in the investment partnerships are most often corporations who are able to utilize the tax benefits, which are comprised of operating losses and Low-Income Housing Tax Credits ("LIHTCs").

Investment partnerships in which the limited partners or limited members do not have the right to remove us as the general partner or managing member are variable interest entities ("VIEs") as defined by FASB Interpretation No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, ("FIN46(R)"). We have concluded that, as the general partner or managing member for these type of investments, we are the primary beneficiary as defined by FIN 46(R) because we absorb the majority of the expected income and loss variability (as we are entitled to fees and are the "decision maker" of the funds), and such variability is disproportionate to our actual ownership interest, which in most cases is none although some of our executive officers have nominal, indirect equity interests in many of the funds. We have consolidated the assets and liabilities of these entities in our balance sheets and have recorded their results of operations in our statements of income beginning April 1, 2004. Upon adoption of FIN 46(R), we recorded the assets and liabilities of the partnerships we consolidated at their historical bases, which approximated their fair values at that date.

The balance sheets and statements of operations consolidated in our 2005 financial statements are as of and for the period ended September 30, 2005, the latest date available. Likewise, the amounts included in the 2004 financial statements are as of and for the period ended September 30, 2004.

In  addition,   we  have  the  general   partner   interest  in  36   lower-tier
property-level operating partnerships in which we have little or no ownership interest. As with the investment funds described above, the limited partners or limited members do not have the right to remove us as the general partner or managing member. Although these entities are not VIEs, we are deemed to control them and consolidate them pursuant to ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS or SOP 78-9.

Throughout the financial statements, we refer to these combined groups as "consolidated partnerships".

P. NEW ACCOUNTING PRONOUNCEMENTS

Effective March 31, 2004, we adopted FIN 46(R) which clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. See CONSOLIDATED PARTNERSHIPS, above, regarding the impact of our adopting this standard.

In 2003, we adopted SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). This statement requires that certain financial instruments that have the characteristics of debt and equity be classified as debt. Pursuant to SFAS No. 150, we have classified mandatorily redeemable preferred securities previously shown as mezzanine equity as a liability in our balance sheets, and the

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



dividends paid on such shares as interest expense; dividends related to prior periods remain classified as income allocated to preferred shareholders of subsidiary.

In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENT, which replaces SFAS No. 123 and which we are required to adopt by the first quarter of 2006. As we have been accounting for share-based payments following the fair value provisions of SFAS No. 123, we expect the impact of our adoption of this standard to be immaterial.

In November 2005, the FASB issued Staff Position No. FAS 140-2, CLARIFICATION OF THE APPLICATION OF PARAGRAPHS 40(B) AND 40(C) OF FASB STATEMENT NO. 140. This staff position applies to characteristics for a securitization entity to meet the definition of a qualified special purpose entity ("QSPE"). While the Staff Position does not apply to our current securitization structure, it may affect the accounting for future transactions should they involve QSPEs.

Q. RECLASSIFICATIONS

Certain amounts from prior years have been reclassified to conform to the 2005 presentation, including the reclassification of deferred charges and deferred revenue accounts associated with our mortgage revenue bond portfolio that are now incorporated within the calculation of unrealized gain on investments. The reclassification for December 31, 2004, reduced deferred charges and other assets by $20.1 million, reduced accounts payable, accrued expenses and other liabilities by $2.9 million, and reduced accumulated other comprehensive income by $17.3 million.

NOTE 2 - ACQUISITIONS

A. CHARTERMAC CAPITAL LLC

On November 17, 2003, we acquired the ownership interests in and substantially all of the businesses (other than specific excluded interests) operated by CharterMac Capital LLC ("CharterMac Capital" which was formerly known as Related Capital Company LLC) for approximately $346.0 million. The consideration paid included:

     o    $50.0 million in cash, paid to one of the selling principals;
     o acquisition costs and other adjustments totaling approximately $12.3 million;
     o approximately 15.9 million Special Common Units ("SCUs") in a newly formed subsidiary (see Note 13); and
     o approximately 15.9 million special preferred voting shares associated with the SCUs (see Note 14).

The cash portion of the acquisition and associated acquisition costs were funded by two bridge loans. In connection with the acquisition, we also established a restricted share program granted share options to our chairman and granted restricted shares and SCUs to employees (see Note 15).

We accounted for the acquisition as a purchase and allocated the cost based on the estimated fair values of the assets acquired and liabilities assumed. We valued intangible assets based on an appraisal by an independent valuation firm. We recorded the excess of the purchase price over the net assets acquired (including identified intangibles) as goodwill.

Prior to the acquisition, CharterMac Capital acted as our external manager (the "Manager"). See Note 17 regarding related party transactions prior to the acquisition and Note 16 regarding net income per share treatment of allocations to the Manager prior to the acquisition.

In recording our acquisition of CharterMac Capital, we ascribed approximately $5.1 million of the purchase price to the estimated future cash flows to be received from general partner interests in investment partnerships in which we maintain a non-equity controlling partner. From time to time, the general partner of the investment funds may be called upon to fund investment fund operations. In such a case, we would advance the funds (on behalf of the general partner, typically controlled by our executives) and would be repaid out of future operating cash flow or sale or refinancing proceeds, if any, received by the investment fund.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



B. CHARTERMAC MORTGAGE CAPITAL CORP.

In December 2001, we acquired 80% of the common shares of CharterMac Mortgage Capital Corp. ("CMC"). During 2002 and 2003, we acquired another 7% of the common shares. In 2005 we purchased the remaining shares and made the final payments under the terms of the original purchase agreement. The total purchase price of the 2005 transactions was $7.9 million, $7.5 million of which we paid in cash. This transaction resulted in $3.6 million of additional goodwill.

C. CAPRI CAPITAL LIMITED PARTNERSHIP

Effective March 1, 2005, we purchased 100% of the ownership interests of Capri Capital Limited Partnership ("CCLP"). The initial purchase price was $70.0 million plus $1.8 million of acquisition costs. Subsequently, the sellers earned $15.0 million of additional consideration based on the 2004 financial results of CCLP's mortgage banking business. The initial purchase price of $70.0 million was paid via conversion into equity of an existing loan to CCLP and its affiliates (collectively "Capri") (see Note 4). Of the additional $15.0 million contingent consideration, we issued subsidiary equity units for half of the amount (see Note 13), and paid all but approximately $1.7 million (subject to contractual hold backs) of the balance in cash. Operations of CCLP were merged into those of CMC.

We accounted for the CCLP acquisition as a purchase and, accordingly, we include its results of operations in the consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets acquired and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired (including identified intangibles) and liabilities assumed was recognized as goodwill.

The following table summarizes the assets acquired and the liabilities assumed in connection with the CCLP acquisition:


(in thousands)
Cash                                            $ 14,264
Restricted cash                                    8,464
MSRs, net                                         40,974
Goodwill                                          27,955
Other intangible assets                            3,213
Other assets                                       7,223
                                                --------
Total assets                                     102,092

Accounts payable and other liabilities           (15,253)
                                                --------
Net assets acquired                             $ 86,839
                                                --------


Pro forma financial results for CCLP are not presented, as the acquisition was not material to our assets, revenues or net income.

NOTE 3 - MORTGAGE REVENUE BONDS

A. GENERAL

All of our mortgage revenue bonds bear fixed base interest rates and, to the extent permitted by existing regulations, may also provide for contingent interest and other features. Terms are expected to be five to 35 years, although we may have the right to cause repayment prior to maturity through a mandatory redemption feature (five to seven years with up to six month's notice). In some cases, the bonds call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on 30 to 40 year level debt service amortization schedules.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The principal and interest payments on each revenue bond are payable primarily from the cash flows of the underlying properties, including proceeds from a sale of a property or the refinancing of the mortgage loan securing a bond. None of the mortgage revenue bonds constitute a general obligation of any state or local government, agency or authority. The structure of each mortgage loan mirrors the structure of the corresponding revenue bond that it secures. In order to protect the tax-exempt status of the mortgage revenue bonds, the owners of the underlying properties are required to enter into agreements to own, manage and operate the properties in accordance with requirements of the Internal Revenue Code of 1986, as amended. If they do not comply, the interest income we receive could be subject to taxes.

Certain mortgage revenue bonds provide for "participating interest" which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds. Bonds that contain these provisions are referred to as "participating" while the rest are "non-participating". Both the stated and participating interest on the mortgage revenue bonds are exempt from federal income tax. Participating interest included in mortgage revenue bond interest income was approximately $2.6 million in 2005, $230,000 in 2004 and $2.0 million in 2003.

No single revenue bond provided interest income that exceeded 10% of our total revenue for the years ended December 31, 2005, 2004, or 2003.

Mortgage revenue bonds are generally not subject to optional prepayment during the first five to ten years of our ownership and may carry various prepayment penalty structures. Certain mortgage revenue bonds may be purchased at a discount from their face value.

In selected circumstances, and generally only in connection with the acquisition of tax-exempt mortgage revenue bonds, we may acquire a small amount of taxable bonds:

     o which we may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds; and
     o to fund certain costs associated with the issuance of the bonds, that under current law cannot be funded by the proceeds of the bond itself.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 3 - MORTGAGE REVENUE BONDS (CONTINUED)

B. SUMMARY
The following tables summarize our revenue bond portfolio at December 31, 2005:

                             (Dollars in Thousands)


                                        Units            Face Amount of Bond (1)   Fair Value at 12/31/05
                                ----------------------   -----------------------   -----------------------


                                                                                                              Current
                                                                                                               Stated
                      Number                   % of                      % of                      % of       Interest
                     of Bonds     Number       Total      $ Amount       Total      $ Amount       Total        Rate
                     --------   ----------   ---------   -----------   ---------   -----------   ---------   ----------

BY STATE: (2)
----------------
Texas                   81         14,383      27.7%      $  764,272      30.9%     $  777,831      30.8%       6.68%

Georgia                 30          7,030      13.5%         362,240      14.6%        363,804      14.5%       6.43%

California              48          5,153       9.9%         245,768       9.9%        263,711      10.4%       6.75%

Florida                 22          3,438       6.6%         146,030       5.9%        145,605       5.8%       7.26%

Missouri                14          2,422       4.7%         106,028       4.3%        108,388       4.3%       5.96%

All others             122         19,563      37.6%         849,767      34.4%        862,963      34.2%       6.60%
--------------------------------------------------------------------------------------------------------------------------

Subtotal               317         51,989     100.0%       2,474,105     100.0%      2,522,302     100.0%       6.63%
                                                                                                             ==========

Eliminations (3)       (22)        (4,476)       --         (236,406)       --        (227,515)       --
----------------------------------------------------------------------------------------------------------

Total                  295         47,513        --       $2,237,699        --      $2,294,787        --
==========================================================================================================

2004 Total             268         45,819        --       $2,140,565        --      $2,100,720        --
==========================================================================================================

BY PROPERTY
STATUS:
----------------

Stabilized             127         22,812      43.9%      $  942,187      38.1%     $  981,240      38.9%       7.12%

Lease-up               110         15,948      30.7%         859,340      34.7%        859,825      34.1%       6.87%

Construction            31          5,710      11.0%         312,225      12.6%        313,826      12.4%       5.52%

Rehab                   49          7,519      14.4%         360,353      14.6%        367,411      14.6%       5.69%
--------------------------------------------------------------------------------------------------------------------------

Subtotal               317         51,989     100.0%       2,474,105     100.0%      2,522,302     100.0%       6.63%
                                                                                                             ==========

Eliminations (3)       (22)        (4,476)       --         (236,406)       --        (227,515)       --
----------------------------------------------------------------------------------------------------------

Total                  295         47,513        --       $2,237,699        --      $2,294,787        --
==========================================================================================================

2004 Total             268         45,819        --       $2,140,565        --      $2,100,720        --
==========================================================================================================



                        Pertinent Weighted Average Dates       Annualized Base Interest
                     ---------------------------------------   ------------------------
                                                                                                            Debt
                                                                                                          Service
                                                                                          Occupancy       Coverage
                                   Optional                                                   on          Ratio on
                                  Redemption                                    % of      Stabilized     Stabilized
                      Put Date       Date      Maturity Date    $ Amount       Total      Properties     Properties
                     ----------   ----------   -------------   -----------   ---------   ------------   ------------

BY STATE: (2)
----------------
Texas                   Feb-20      Jul-19         Jul-42         52,381        31.3%        93.7%          0.92x

Georgia                 Aug-20      Feb-17         Jul-41         23,718        14.2%        92.9%          0.80x

California              Dec-18      Jun-17         Dec-38         17,005        10.2%        96.9%          1.32x

Florida                 May-20      May-16         Mar-40         10,603         6.3%        95.2%          1.29x

Missouri                Sep-19      Apr-19         Jun-39          6,469         3.9%        92.8%          1.38x

All others              Oct-19      Aug-18         Mar-39         57,239        34.1%        93.1%          1.11x
----------------     -----------------------------------------------------------------------------------------------

Subtotal                Dec-19      Jun-18         Aug-40        167,415       100.0%        94.1%          1.12x
                                                              ======================================================

Eliminations (3)
----------------

Total
================

2004 Total                                                      $151,144       100.0%        90.7%          1.14x
================                                              ======================================================

BY PROPERTY
STATUS:
----------------

Stabilized              Jan-18      Oct-15         Dec-36       $ 67,122        40.1%        94.1%          1.12x

Lease-up                Mar-20      Aug-18         Nov-41         59,076        35.3%         N/A             N/A

Construction            Feb-22      Dec-21         Aug-44         19,268        11.5%         N/A             N/A

Rehab                   Feb-22      Feb-22         Aug-43         21,949        13.1%         N/A             N/A
----------------     -----------------------------------------------------------------------------------------------

Subtotal                Dec-19      Jun-18         Aug-40        167,415       100.0%
                                                              ======================================================

Eliminations (3)
----------------

Total
================

2004 Total                                                      $151,144       100.0%        90.7%          1.14x
================                                              ======================================================


(1) Original principal amount at issuance.
(2) Other than those detailed, based on face amount, no state comprises more than 10% of the total at December 31, 2005 or 2004.
(3) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 3 - MORTGAGE REVENUE BONDS (CONTINUED)


                             (Dollars in Thousands)
                                                         Face Amount
                                        Units             of Bond (1)     Fair Value at 12/31/05
                                  ------------------- ------------------- ----------------------

                      Number of               % of                 % of                  % of    Current Stated
                        Bonds       Number    Total    $ Amount    Total    $ Amount     Total    Interest Rate
                     -------------------------------------------------------------------------------------------
BY PUT DATE:
------------------
No put date               60           733     1.4%   $   93,582    3.8%   $   88,689      3.5%        6.78%
6 months notice            4         1,228     2.4%       48,300    2.0%       44,402      1.8%        7.24%
2006-2010                  4         1,266     2.4%       42,250    1.7%       42,250      1.7%        7.18%
2011-2015                  8         1,848     3.6%       74,238    3.0%       78,388      3.1%        7.02%
2016-2020                158        30,620    58.9%    1,417,196   57.3%    1,451,898     57.6%        6.97%
2021-2025                 69        13,981    26.9%      689,055   27.8%      700,970     27.8%        5.80%
2026-2030                 12         2,137     4.1%      101,199    4.1%      107,096      4.2%        6.80%
2031-2035                  2           176     0.3%        8,285    0.3%        8,609      0.3%        6.47%
---------------------------------------------------------------------------------------------------------------
Subtotal                 317        51,989   100.0%    2,474,105  100.0%    2,522,302    100.0%        6.63%
                                                                                      =========================
Eliminations (2)         (22)       (4,476)     --      (236,406)    --      (227,515)
-------------------------------------------------------------------------------------
Total                    295        47,513      --    $2,237,699     --    $2,294,787
=====================================================================================
2004 Total               268        45,819      --    $2,140,565     --    $2,100,720    100.0%        6.75%
===============================================================================================================

BY MATURITY DATE:
------------------
2006-2010                 18           400     0.8%   $   28,288    1.1%   $   25,889      1.0%        6.10%
2011-2015                 26           293     0.6%       27,245    1.1%       23,459      0.9%        6.11%
2016-2020                 19         1,352     2.6%       82,010    3.3%       76,035      3.0%        6.97%
2021-2025                 18           336     0.6%       47,069    1.9%       45,764      1.8%        7.45%
2026-2030                  9         1,262     2.4%       46,273    1.9%       48,880      1.9%        7.20%
2031-2035                 12         2,597     5.0%       98,924    4.0%      105,103      4.2%        6.80%
2036-2040                 58        11,415    22.0%      464,247   18.8%      483,252     19.2%        7.16%
2041-2045                128        28,252    54.3%    1,378,788   55.7%    1,414,720     56.1%        6.59%
2046 and after            29         6,082    11.7%      301,261   12.2%      299,200     11.9%        5.68%
---------------------------------------------------------------------------------------------------------------
Subtotal                 317        51,989   100.0%    2,474,105  100.0%    2,522,302    100.0%        6.63%
                                                                                      =========================
Eliminations (2)         (22)       (4,476)     --      (236,406)    --      (227,515)
-------------------------------------------------------------------------------------
Total                    295        47,513      --    $2,237,699     --    $2,294,787
=====================================================================================
2004 Total               268        45,819      --    $2,140,565     --    $2,100,720    100.0%        6.75%
===============================================================================================================


(1) Original principal amount at issuance.
(2) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The following table summarizes the maturity dates of mortgage revenue bonds we hold as of December 31, 2005:


                                         Outstanding                      Weighted
                                             Bond                          Average
(In thousands)                              Amount        Fair Value    Interest Rate
------------------------------           -----------      -----------   -------------
Due in less than one year                $    15,102      $    15,102         4.97%
Due between one and five years                10,908           10,788         7.43%
Due after five years                       2,390,339        2,496,412         6.63%
                                         -----------      -----------      -------
 Total/weighted average                    2,416,349        2,522,302         6.63%
                                                                           =======
  Less: eliminations (1)                    (228,744)        (227,515)
                                         -----------      -----------
 Total                                   $ 2,187,605      $ 2,294,787
                                         ===========      ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

C. PORTFOLIO ACTIVITY


Reconciliation of mortgage revenue bonds:             2005              2004
--------------------------------------------------------------------------------
(In thousands)
Balance at beginning of period                     $ 2,100,720      $ 1,871,009
  Acquisitions and additional fundings                 443,517          325,037
  Repayment proceeds                                  (104,279)         (26,870)
  Principal payments                                   (22,466)         (12,196)
  Realized gain                                          1,541              217
  Advance returned by Trustee                           (6,866)              --
  Impairment losses                                     (4,555)            (610)
  Net change in fair value                              86,323          (12,601)
  Accretion/amortization of yield adjustments           (5,384)          (8,079)
  Reclassification to other assets                     (34,238)            (900)
                                                   -----------      -----------
    Subtotal                                         2,454,313        2,135,007
  Less: change in eliminations (1)                    (159,526)         (34,287)
                                                   -----------      -----------
Balance at close of period                         $ 2,294,787      $ 2,100,720
                                                   ===========      ===========


(1) Certain bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

Mortgage revenue bonds acquired and/or additional fundings made during 2005 and 2004 are summarized below:


                                                           Weighted      Weighted
                                                            Average       Average
                                               Face      Construction    Permanent
(In thousands)                               Amount (1)      Rate      Interest Rate
--------------------------------------       ----------  ------------  -------------
2005
Construction/rehabilitation properties        $429,966        5.81%         6.17%
Additional funding of existing bonds            13,551        5.36%         6.60%
                                              --------     -------       -------
Total 2005 acquisitions                       $443,517        5.80%         6.18%
                                              ========     =======       =======

2004
Construction/rehabilitation properties        $290,907        5.45%         6.49%
Additional funding of existing bonds            34,130        3.60%         4.28%
                                              --------     -------       -------
Total 2004 acquisitions                       $325,037        5.26%         6.26%
                                              ========     =======       =======


(1) Original principal amount at issuance.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Mortgage revenue bonds and notes repaid during 2005 and 2004 are summarized below:


                                             Net Book                   Realized
(In thousands)                                Value       Proceeds   Gains (Losses)
---------------------------------            --------     --------   --------------
2005
Participating, stabilized                    $ 29,471     $ 30,402      $    931
Non-participating, stabilized                  31,233       32,450         1,217
Non-participating, not stabilized              42,034       41,427          (607)
                                             --------     --------      --------
Total                                        $102,738     $104,279      $  1,541
                                             ========     ========      ========
2004
 Non-participating, stabilized               $ 26,653     $ 26,870      $    217
                                             ========     ========      ========


D. UNREALIZED GAINS AND LOSSES

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows at December 31:


(In thousands)                                      2005                2004
                                                 -----------        -----------
Amortized cost basis                             $ 2,417,185        $ 2,116,213
Gross unrealized gains                               116,541             41,643
Gross unrealized losses                              (11,424)           (22,849)
                                                 -----------        -----------
Subtotal/fair value                                2,522,302          2,135,007
  Less: eliminations (1)                            (227,515)           (34,287)
                                                 -----------        -----------
Total fair value per balance sheet               $ 2,294,787        $ 2,100,720
                                                 ===========        ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

The fair value and gross unrealized losses of our mortgage revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position is summarized in the table below:


(Dollars in thousands)             Less than       12 Months
                                   12 Months        or More           Total
                                  -----------      ----------      ----------
DECEMBER 31, 2005

Number                                    36              55              91
Fair value                          $253,063        $327,183        $580,246
Gross unrealized loss               $  6,775        $  4,649        $ 11,424
                                    --------        --------        --------
DECEMBER 31, 2004

Number                                    59              82             141
Fair value                          $457,025        $456,475        $913,500
Gross unrealized loss               $  7,694        $ 15,155        $ 22,849


The unrealized losses related to these mortgage revenue bonds are due primarily to changes in interest rates in that we calculate present values based upon future cash flows from the bonds and discount these cash flows at current rates; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds until recovery and have therefore concluded that these declines in fair value are temporary. For discussion of other-than temporary impairments, see IMPAIRMENT below.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



E. SECURITIZED AND PLEDGED ASSETS

As of December 31, 2005, mortgage revenue bonds with an aggregate fair value of approximately $2.3 billion were securitized or pledged as collateral in relation to financing arrangements (see Note 9).

F. IMPAIRMENT

During the second quarter of 2005, we determined that construction should be halted on a property for which we had assumed the general partner interest (see
Note 21). Based on the funds available to recover and the estimated value of the land, we recognized an impairment of the associated mortgage revenue bond of approximately $1.1 million. In the third quarter of 2005, we agreed in principle to revise the terms of another mortgage revenue bond. In connection with this agreement, we recognized an impairment of the asset and recorded a charge of $803,000. During the fourth quarter of 2005, we determined that two bonds secured by a property would likely require term revisions to reduce the rate of interest and, accordingly, recorded an impairment charge of approximately $2.7 million.

In 2004,  in  light of the  underperformance  of one of our  investments,  which
necessitated  the  temporary   revision  of  payment  terms,  we  recognized  an
impairment loss of approximately $610,000.

In 2003, because of developer defaults and a softening of the market of an underlying property, we determined that one of our mortgage revenue bonds was impaired, and wrote down the bond to its estimated fair value, recognizing an impairment loss of approximately $1.8 million.

G. FORECLOSURE

In May 2005, an affiliate of ours foreclosed upon the properties underlying three of our mortgage revenue bonds.

Following the determination in 2003 that a revenue bond was impaired (see above) the first mortgage was foreclosed upon in October 2004. The bonds were subsequently retired and we own the land valued at $900,000.

Foreclosed properties are included in "Real Estate Owned" within Deferred Costs and Other Assets on the consolidated balance sheets (see Note 5).

NOTE 4 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:


(In thousands)                                                       2005            2004
--------------------------------------------------------------    -----------     -----------
Investment in equity interests in LIHTC properties                  $ 46,985        $ 40,132
Investment in properties under development                             4,300           3,157
Investment in ARCap                                                   19,874          19,054
Capri loans and preferred stock                                       26,884          84,000
Mortgage loans receivable                                            153,277          27,480
Notes receivable                                                      32,670           2,924
Other investments                                                     14,600          10,759
                                                                    --------        --------
Total other investments                                             $298,590        $187,506
                                                                    ========        ========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



A. INVESTMENTS IN EQUITY INTERESTS IN LIHTC PROPERTIES

Through a subsidiary, we acquire equity interests in property ownership entities on a short-term basis for inclusion in Fund Management offerings to investors. We expect to recapture such amounts from the proceeds of the equity and debt financing when the investment fund has closed. The developer also guarantees repayment of these investments. Substantially all of these investments are pledged as collateral for our borrowings under a warehouse facility (see Note
10).

B. INVESTMENTS IN PROPERTIES UNDER DEVELOPMENT

We invest in affiliated entities that co-develop properties. Development investments include amounts invested to fund pre-development and development costs. Investment funds we sponsor acquire the limited partnership interests in these properties. We expect to recapture these amounts from various sources attributable to the properties, including capital contributions of investments funds, cash flow from operations, and/or from co-development partners, who in turn have cash flow notes from the properties. In connection with our co-development agreements, affiliates of CharterMac issue construction completion, development deficit guarantees and operating deficit guarantees to the lender and investment funds (for the underlying financing of the properties) on behalf of our subsidiary (see Note 21).

C. INVESTMENT IN ARCAP

We hold approximately 150,000 units of Series A Convertible Preferred Membership Interests in ARCap Investors, LLC, a provider of portfolio management services. We also hold 590,000 common units, which we acquired upon converting the same number of preferred units in December 2005. The initial cost of all of the units was $25 per unit. The preferred units carry a preferred return of 12% and the common units receive a specified yearly dividend, currently set at $4.00 per unit for 2006. In December 2005, we received a common distribution of $2.14 per share following the conversion.

D. CAPRI LOANS AND PREFERRED STOCK

In July 2004, our subsidiary CM Investor LLC ("CM Investor") provided an interim loan in the principal amount of $84.0 million ("Interim Loan") to CCLP and its affiliates (collectively "Capri"), which bore interest at a rate of 11.5% per year and matured in January 2005.

In the first quarter of 2005, we extended and converted the loan, adding $6.0 million to the loan amount. Upon conversion, we held two participating loans, one of which allowed us to participate in the cash flows of, and in turn was convertible into a 100% ownership interest in, CCLP. The other allows us to participate in the cash flows of, and is convertible into a 49% ownership interest in, Capri Capital Advisors LLP ("CCA"), a pension fund advisory business.

In the first quarter of 2005, we converted the CCLP loan and acquired the business as an addition to our Mortgage Banking segment (see Note 2).

In August 2005, in connection with an acquisition CCA consummated, we issued approximately $4.1 million of subsidiary equity SMUs (see Note 13) and received a preferred interest in CCA. In addition, we have advanced approximately $2.8 million to CCA through December 31, 2005, in connection with this acquisition. See Note 22 regarding our planned acquisition of that business.

E. MORTGAGES LOANS RECEIVABLE

CMC originates mortgages pursuant to purchase agreements and holds them until settlement of their sale is completed. We are entitled to the interest income paid by the borrower during this holding period.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



F. NOTES RECEIVABLE

The balance in 2005 includes a $26.0 million investment in a mortgage loan in which we have co-invested with AMAC (which invested $5.0 million pursuant to a Subordinated Participation Agreement), and which we expect to sell to AMAC in 2006 (see Note 17).

NOTE 5 - DEFERRED COSTS AND OTHER ASSETS

The components of deferred costs at December 31 were as follows:


(In thousands)                                          2005             2004
---------------------------------------------        ----------       ----------
Deferred financing and other costs                   $  38,059        $  39,675
Less: Accumulated amortization                         (14,031)         (11,116)
                                                     ---------        ---------

Net deferred costs                                      24,028           28,559

Real estate owned                                       35,608            1,152

Interest receivable                                     16,964           15,711
Fees receivable                                         27,897           21,242
Due from unconsolidated partnerships                    10,545            2,343
Furniture, fixtures and leasehold improvements           8,178            3,096
Deferred taxes (see Note 12)                             1,849               --
Other                                                   19,601            2,830
                                                     ---------        ---------

Total                                                $ 144,670        $  74,933
                                                     =========        =========


Real estate owned consists predominantly of three properties underlying defaulted mortgage revenue bonds for which we exercised our foreclosure rights. We obtained valuations as of the foreclosure date indicating that the fair values of the properties are in excess of our carrying amounts. As a result, management has concluded that there was no impairment related to these foreclosures. We are actively marketing the properties for sale and, as such, the properties are classified as Held for Sale and we have not depreciated the assets.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at December 31:


           (In thousands)                               2005           2004
------------------------------------                 ----------     ----------
Goodwill                                              $235,684       $206,397
Other intangible assets, net                           141,301        177,519
Mortgage servicing rights, net                          62,190         32,366
                                                      --------       --------

Total                                                 $439,175       $416,282
                                                      ========       ========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



A. GOODWILL

The following table provides information regarding goodwill by segment:


                                          Fund          Mortgage
(In thousands)                         Management       Banking         Total
----------------------------           ----------      ---------      ---------
Balance at December 31, 2003           $ 209,164       $   5,581      $ 214,745
Additions                                    916             663          1,579
Reductions                                (9,927)           --           (9,927)
                                       ---------       ---------      ---------

Balance at December 31, 2004             200,153           6,244        206,397
Additions                                   --            31,503         31,503
Reductions                                (2,216)           --           (2,216)
                                       ---------       ---------      ---------

Balance at December 31, 2005           $ 197,937       $  37,747      $ 235,684
                                       =========       =========      =========


The 2001 CMC acquisition agreement stipulated that we make periodic "true-up" and contingent payments to the original CMC shareholders for a period of up to three years from the acquisition date and we recorded the payments as additional goodwill. Additions to Mortgage Banking goodwill in 2003 and 2004 related to such payments which were based on:

     o the increase in the fair value of mortgage servicing rights due to certain loans closing;
     o changes between the audited balance sheet used for the initial purchase price and the audited balance sheet at December 31, 2001;
     o    payments of certain servicing fees; and
     o    forward conversions of previously committed loans.

The additions in 2005 pertain to the final payments under the terms of the original purchase agreement, our purchase of CMC shares we did not previously own and the acquisition of CCLP (see Note 2).

The reductions to Fund Management goodwill in 2004 and 2005 pertained to the conversion of SCUs (see Note 13), the deferred tax impact of which served to effectively lower the purchase price of CharterMac Capital, partially offset in 2004 by adjustments to estimated liabilities recorded at the time of the acquisition.

Although partially contingent upon subsidiary equity conversions, all of our goodwill is tax-deductible.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                           Estimated
                                             Useful
                                              Life           Gross                Accumulated
(In thousands)                             (in Years)   Carrying Amount           Amortization                Net
-----------------------------------------  ---------- --------------------     -------------------    --------------------

                                                        2005        2004         2005        2004       2005        2004
                                                      --------    --------     -------     -------    --------    --------
Amortized identified intangible assets:
  Trademarks and trade names                    --    $     --    $ 25,100     $    --     $ 1,338    $     --    $ 23,762
  Partnership service contracts                9.4      47,300      47,300      10,718       5,661      36,582      41,639
  Transactional relationships                 16.7     103,000     103,000      17,864       9,436      85,136      93,564
  General partner interests                    9.0       5,100       5,100       1,201         634       3,899       4,466
  Joint venture developer relationships        5.0       4,800       4,800       2,035       1,075       2,765       3,725
  Mortgage banking broker relationships        5.0       1,080          --         180          --         900          --
  Other identified intangibles                 9.3       4,427       4,427       3,181       2,703       1,246       1,724
                                              ----    --------    --------     -------     -------    --------    --------
Subtotal/weighted average life                13.8     165,707     189,727      35,179      20,847     130,528     168,880
                                              ====

Unamortized identified intangible assets:
  Mortgage banking licenses and approvals
   with no expiration                                   10,773       8,639          --          --      10,773       8,639
                                                      --------    --------     -------     -------    --------    --------

Total identified intangible
  assets                                              $176,480    $198,366     $35,179     $20,847    $141,301    $177,519
                                                      ========    ========     =======     =======    ========    ========

                                                                                 2005        2004       2003
                                                                               -------     -------    --------
Amortization expense recorded                                                  $14,332     $16,684    $  2,413
                                                                               =======     =======    ========


At the end of 2005, management decided to change the name of the subsidiary that conducts our fund sponsorship business from "Related Capital Company" to "CharterMac Capital," effective January 1, 2006. Accordingly, we wrote off the unamortized balance attributed to the prior name, resulting in a pre-tax charge of approximately $22.6 million.

The estimated amortization expense for other intangible assets for the next five years is as follows:

                                            (In thousands)

                     2006                      $15,228
                     2007                      $15,228
                     2008                      $15,113
                     2009                      $13,679
                     2010                      $ 9,155

The amortization of other identified intangible assets (approximately $477,000 per year) is included as a reduction to mortgage revenue bond interest income as they pertain to the acquisition of such bond investments.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



C. MORTGAGE SERVICING RIGHTS

The components of the change in MSRs and related reserves were as follows:


Servicing Assets                                                (In  thousands)
--------------------------------------------------              --------------
Balance at December 31, 2003                                       $ 33,351
MSRs capitalized                                                      6,588
Amortization                                                         (7,839)
Decrease in reserves                                                    266
                                                                   --------
Balance at December 31, 2004                                         32,366
MSRs acquired                                                        45,400
MSRs capitalized                                                      9,581
Amortization                                                        (18,670)
Increase in reserves                                                 (6,487)
                                                                   --------
Balance at December 31, 2005                                       $ 62,190
                                                                   ========

Reserve for Loan Loss Reserves of Servicing Assets
                                                                   --------

Balance at December 31, 2003                                       $  6,745
Net reductions                                                         (266)
                                                                   --------
Balance at December 31, 2004                                          6,479
Net additions                                                         6,487
                                                                   --------
Balance at December 31, 2005                                       $ 12,966
                                                                   ========


The estimated fair values of the MSRs, based upon third-party valuations, were $79.8 million at December 31, 2005 and $39.3 million at December 31, 2004. The significant assumptions used in estimating the fair values at December 31, 2005 were as follows:

                Weighted  average  discount rate         17.50%
                Weighted  average  pre-pay speed         10.88%
                Weighted  average lockout period         4.3 years
                Weighted  average default rate             .50%
                Cost to service loans                   $2,305
                Acquisition cost (per loan)             $1,456

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The table below illustrates hypothetical fair values of MSRs at December 31, 2005, caused by assumed immediate adverse changes to key assumptions which are used to determine fair value.


                                                     (In thousands)
Fair value of MSRs at December 31, 2005                 $79,764

Prepayment speed:
   Fair value after impact of +10% change                78,855
   Fair value after impact of -10% change                80,757
   Fair value after impact of +20% change                77,989
   Fair value after impact of -20% change                81,759

Discount rate:
   Fair value after impact of +10% change                75,856
   Fair value after impact of -10% change                85,682
   Fair value after impact of +20% change                72,328
   Fair value after impact of -20% change                88,988

Default rate:
   Fair value after impact of +10% change                79,637
   Fair value after impact of -10% change                79,895
   Fair value after impact of +20% change                79,517
   Fair value after impact of -20% change                80,027


D. IMPAIRMENT

The initial gross carrying amounts for identified intangible assets were based on third party valuations. We review goodwill and intangible assets annually for impairment. Through December 31, 2005, we have concluded that these assets have not been impaired.

NOTE 7 - CONSOLIDATED PARTNERSHIPS

Assets and liabilities of consolidated partnerships consisted of the following at December 31:


           (In thousands)                           2005             2004
------------------------------------             ----------       ----------
Investments in property partnerships             $3,025,762       $2,527,455

Land,  buildings and  improvements,
   net of accumulated depreciation                  329,869          124,869
Cash                                                172,622          152,558
Other assets                                         78,033           51,132
                                                 ----------       ----------
    Subtotal                                        580,524          328,559
                                                 ----------       ----------

Total assets                                     $3,606,286       $2,856,014
                                                 ==========       ==========

Notes payable                                    $  565,877       $  461,557
Due to property partnerships                        896,031          700,169
Other liabilities                                   165,648          145,367
                                                 ----------       ----------

Total liabilities                                $1,627,556       $1,307,093
                                                 ==========       ==========


Income from investments in property partnerships is recorded on the equity basis.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Of the notes payable balance, $457.3 million are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $108.6 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to the Company.

NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following at December 31:


       (In thousands)                              2005              2004
----------------------------                     --------          --------
Deferred revenues                                $ 70,025          $ 48,157
Distributions payable                              41,080            38,859
Deferred taxes (see Note 12)                         --              29,898
Accounts payable                                   22,314             8,611
Salaries and benefits                              15,816            13,794
Other                                              30,040            14,767
                                                 --------          --------

Total                                            $179,275          $154,086
                                                 ========          ========


NOTE 9 - FINANCING ARRANGEMENTS

Our financing arrangements are securitization programs that effectively allow us to borrow against the fair value of our mortgage revenue bond portfolio. They involve the sales of senior certificates to third party investors while we retain subordinated residual certificated interests. The net effect of these programs is that a portion of the interest we receive from mortgage revenue bonds is distributed to holders of the senior certificates while we receive any remaining interest via the residual certificate after related expenses are deducted.


Following are the components of financing arrangements at December 31:

(In thousands)                                  2005                2004
------------------------------               ----------          ----------
P-FLOATs/RITES                               $  760,084          $  462,928
TIC/TOC                                         187,108                  --
MBIA:
    Floater Certificates                        382,500             405,500
    Auction Certificates                        100,000             100,000
Fixed-Rate Securitization                            --             100,000
                                             ----------          ----------

Total                                        $1,429,692          $1,068,428
                                             ==========          ==========


A. P-FLOATS/RITES PROGRAM

We have securitized certain mortgage revenue bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATs/RITES program. There is no limit to the number or amount of bonds we can securitize through this program. Under the program, we transfer certain mortgage revenue bonds, or trust certificates that represent senior interests in the mortgage revenue bonds, to Merrill Lynch and they deposit each revenue bond into an individual special purpose trust. That trust, in turn, issues two types of securities:

     o Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs"), short-term senior securities which bear interest at a floating rate reset weekly at the lowest rate that will clear the market at par; and
     o Residual Interest Tax Exempt Securities ("RITES"), subordinate securities which receive the residual interest payment after payment of P-FLOAT interest and ongoing transaction fees.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The P-FLOATs are sold to third party investors and the RITES are generally sold back to us. We have the right, with at least 14 days notice to the trustee, to purchase the outstanding P-FLOATs and withdraw the underlying mortgage revenue bonds or trust certificates from the trust. When the mortgage revenue bonds or trust certificates are deposited into the P-FLOAT Trust, we receive the proceeds from the sale of the P-FLOATs less certain transaction costs. In certain other cases, Merrill Lynch may directly buy the mortgage revenue bonds from local issuers, deposit them in the trust, sell the P-FLOAT security to investors and then the RITES to us.

Due to the repurchase right, we account for the net proceeds received upon transfer as secured borrowings and, accordingly, continue to account for the mortgage revenue bonds as assets.

Credit intermediation under this program is provided by either Merrill Lynch or IXIS Financial Products. To facilitate the securitization, we have pledged certain additional mortgage revenue bonds (or trust certificates representing senior interests in mortgage revenue bonds) as collateral for the benefit of the credit intermediator or liquidity provider. At December 31, 2005, the total fair value of such collateral was approximately $454.2 million.

B. TIC/TOC PROGRAM ("TIC/TOC")

We have securitized certain mortgage revenue bonds through the Goldman, Sachs & Co. ("Goldman Sachs") TIC/TOC program. There is no limit to the number or amount of bonds we can securitize through this program. Under the program, we transfer trust certificates that represent senior interests in certain mortgage revenue bonds to Goldman Sachs and they deposit these trust certificates into individual special purpose trusts. Two types of securities are then issued by that trust:

     o a Tender Option Certificate ("TOC"), a short-term senior security which bears interest at a floating rate, reset weekly at the lowest rate that will clear the market at par; and
     o a Trust Inverse Certificate ("TIC"), a subordinate security which receives the residual interest payment after payment of TOC interest and ongoing transaction fees.

The TOCs are sold to third party investors and the TICs are generally sold back to us. We have the right, with at least 14 days notice to the trustee, to purchase the outstanding TOCs and withdraw the underlying trust certificates from the trust. When the trust certificates are deposited into the TIC/TOC
Trust, we receive the proceeds from the sale of the TOCs less certain transaction costs.

Due to the repurchase right, we account for the net proceeds received upon transfer as secured borrowings and, accordingly, continue to account for the mortgage revenue bonds as assets.

Credit intermediation under this program is provided by IXIS Financial Products through a credit default swap agreement that is subject to annual renewal. To facilitate the securitization, additional trust certificates that represent senior interests in certain mortgage revenue bonds are pledged as collateral for the benefit of the credit intermediator or liquidity provider. At December 31, 2005, the total fair value of such collateral was approximately $21.3 million.

C. MBIA SECURITIZATION PROGRAM

We have entered into a surety commitment through October 2011 with MBIA, a financial insurer, whereby MBIA has agreed to provide credit intermediation for certain pools of bonds in exchange for fees. Under the MBIA securitization program, we contribute mortgage revenue bonds to Series Trusts, seven of which had been created as of December 31, 2005. Two of the trusts contain only bonds secured by properties in California while the rest are National (i.e., non-state specific). Each Series Trust issues two equity certificates:

     o a Senior Certificate which is deposited into a Certificate Trust which, in turn, issues and sells Floater Certificates or Auction Certificates (both described below) representing proportional interests in the Senior Certificate and which bear interest at a floating rate; and

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     o a Residual Certificate, which represents the remaining beneficial ownership interest in each Series Trust and receives the residual interest payment after payment of the Floater or Auction Certificate interest and ongoing transaction fees. Generally, we retain these Residual Certificates.

The two securities issued by the Certificate Trust are as follows:

     o The Floater Certificates have an interest rate that is reset weekly. The sale of these certificates requires liquidity due to a put option available to the buyers of the certificates. A consortium of highly rated banks, whose commitments are one-year renewable contracts, currently supplies the liquidity. We expect to renew or replace such commitments upon expiration of their terms.
     o The Auction Certificates have rates that are reset periodically through a Dutch auction process. This program does not require liquidity, as the buyers of the securities do not have the option to put their certificates back to the seller.

To facilitate the securitization, we have pledged certain additional mortgage revenue bonds as collateral for the benefit of the credit intermediator or liquidity provider. At December 31, 2005, the total fair value of this collateral was approximately $189.8 million.

As of December 31, 2005, the maximum amount of capital we could raise under this securitization program was $650.0 million, with a maximum of $425.0 million in Floater Certificates and a maximum of $225.0 in Auction Certificates.

As with the other securitization programs, we account for the net proceeds received upon transfer as secured borrowings and, accordingly, continue to account for the mortgage revenue bonds as assets.

D. FIXED RATE SECURITIZATION

In March 2005, we terminated our $100.0 million fixed-rate securitization and remarketed the borrowings under the P-FLOATs/RITES program.

E. RESTRICTED ASSETS

Certain of our subsidiaries hold mortgage revenue bonds which at December 31, 2005, had an aggregate fair value of approximately $2.3 billion that serve as collateral for securitized borrowings or are securitized. The subsidiaries holding these bonds had net assets at December 31, 2005, of approximately $824.4 million.

F. COVENANTS

We are subject to customary covenants with respect to our various debt facilities. As of December 31, 2005, we were in compliance with all such covenants.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



G. COST OF FUNDS

Our annualized cost of funds relating to financing arrangements and the related amount of interest expense were as follows:


                                                2005          2004          2003
                                             ---------     ---------     ---------
Cost of funds                                     3.65%         2.51%         2.40%
Interest expense (in millions)               $   44.8      $   24.6      $   17.1

Rate at December 31, excluding fees:
MBIA                                              3.21%         1.81%
TIC/TOC                                           3.29%           --
P-FLOATs/RITES                                    3.33%         1.87%


NOTE 10 - NOTES PAYABLE

Notes payable included the following at December 31:


(In thousands)                                  2005            2004
---------------------------------            ----------      ----------
CMC acquisition loan                          $ 19,765        $ 21,809
CMC warehouse line                             179,277          27,480
CharterMac Capital warehouse line               45,613          39,932
Capri acquisition lines                         60,000          85,000
Other                                              233             233
                                              --------        --------
  Total notes payable                         $304,888        $174,454
                                              ========        ========


A. CMC ACQUISITION LOAN

In connection with the acquisition of CMC (See Note 2), we entered into a loan with Bank of America which expires in December 2006 and bears interest at six-month LIBOR plus 2.25%. The rate was 6.83% and 4.67% at December 31, 2005 and 2004, respectively. The loan requires quarterly payments of principal and interest over a ten-year amortization period, with a balloon payment for the balance upon expiration.

B. CMC WAREHOUSE LINE

CMC has a $250.0 million secured, revolving mortgage warehouse facility with Bank of America that will revert to a $100.0 million facility in February 2006, matures in May 2006, and is subject to annual renewal. The interest rate for each warehouse advance is the Federal Funds rate at the end of each year plus 1.00%. The rate was 4.24% and 3.49% at December 31, 2005 and 2004, respectively.

C. CHARTERMAC CAPITAL WAREHOUSE LINE

CharterMac Capital has entered into a warehouse facility in the amount of $90.0 million with Bank of America, Merrill Lynch, C.D.C., Citicorp, USA, HSBC Bank USA, N.A. and Comerica Bank. This facility matures in October 2006 and bears interest, at our option, at either 30-day LIBOR plus 1.70% or the prime rate plus .125%. The weighted average net rate was 6.84% and 5.13% at December 31, 2005 and 2004, respectively. This facility is collateralized by a lien on certain limited partnership interests (See Note 4). Payments of interest only are due on a monthly basis. We have the option to extend this facility upon its maturity in 2006, renegotiate its terms or arrange alternate sources of financing to repay the outstanding balance. We maintain cash collateral of approximately $2.3 million for this facility.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



D. CAPRI ACQUISITION LINES

The Capri acquisition lines with Bank of America bear interest at 60-day LIBOR plus 1.65% and mature in March 2006. During 2005, we repaid a portion of the balance due and the total facility amount was reduced to $60.0 million. The weighted average interest rate on the loans was 5.81% at December 31, 2005 and 4.02% at December 31, 2004.

E. FUTURE PAYMENTS

Payments of all of the notes are due in 2006. We have the ability and intent to refinance all of the amounts owed through new facilities or renewal of existing facilities. As the CMC acquisition loan, the CharterMac Capital warehouse line and the Capri acquisition lines mature in 2006, and are owed to one lender, we are in negotiations to replace them with a master credit facility with that same lender.

F. COVENANTS

We are subject to customary covenants with respect to our various debt facilities. As of December 31, 2005, we were in compliance with all such covenants.

NOTE 11 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

Our mortgage revenue bonds generally bear fixed rates of interest, but our financing arrangements and notes payable (see Notes 9 and 10) incur interest expense at variable rates, exposing us to interest rate risks. We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risks. We currently manage a portion of our interest rate risk resulting from the exposure to variable rates on our financing agreements through the use of interest rate swaps indexed to the BMA rate, the most widely used tax-exempt floating rate index. Under each swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the BMA index. The average BMA rate was 2.45% in 2005, 1.22% in 2004, and 1.03% in 2003.

At inception, we designate these swaps as hedging instruments in cash flow hedges with the hedged item being the variable interest payments on our floating rate securitizations. We assess both at the inception of the hedge and on an ongoing basis whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period and during which the hedged forcasted transaction affects earnings. Since we are hedging the variable interest payments in our floating rate securitizations, the forcasted transactions are the interest payments. A possible risk of such swap agreements is the possible inability of the counterparty to meet the terms of the contracts with us; however, there is no current indication of such an inability.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



We have entered into swap agreements as follows:


                                         Notional
                                          Amount
Counterparty                           (in millions)    Inception Date      Expiration Date          Rate
----------------------------------------------------------------------------------------------------------------
CASH FLOW HEDGES:
Merrill Lynch Capital Services, Inc.     $  50.0          January 2001        January 2006     3.98%
Bank of America                            100.0          January 2005        January 2007     2.56%
Bank of America                             50.0          January 2005        January 2008     2.00% in 2005,
                                                                                               2.78% in 2006 and
                                                                                               3.27% in 2007
Bank of America                             50.0          January 2005        January 2008     2.86%
Bank of America                             50.0          January 2005        January 2009     3.08%
RBC Capital Markets                        100.0          January 2005        January 2009     3.075%
Bank of America                            100.0          January 2005        January 2010     3.265%
                                       -------------
   Subtotal cash flow hedges               500.0
                                       -------------
FAIR VALUE SWAP:
Bank of America                             26.0         November 2005       November 2014     4.92%
                                       -------------
Total                                    $ 526.0
                                       =============


We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

For the cash flow hedge swaps in place and others that have expired, there was no ineffectiveness in the hedging relationships during the three years ended December 31, 2005. During 2004, we entered into two contracts, whereby we agreed to enter into two interest rate swaps in January of 2005. We recorded an expense of $3.4 million in 2004, relating to the ineffective portion of these two derivative instruments. This expense reversed later in 2004 when the same derivatives started passing the effectiveness assessments. For all of the swaps, we expect that the hedging relationships will be effective in achieving offsetting changes in cash flow throughout their terms.

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net settlement asset position are recorded in other assets. The amounts recorded at December 31 were as follows:


                                                    2005               2004
                                                  --------           --------
(in thousands)
Net liability position                             $  208             $2,736
Net asset position                                 $5,656             $1,050


We record net amounts payable or receivable as adjustments to interest expense. Interest expense includes approximately $2.7 million in 2005, $1.6 million in 2004 and $4.1 million in 2003, for amounts paid or payable under the swap agreements. Net swap receipts, if any, are taxable to us and, accordingly, to our shareholders.

We estimate that approximately $850,000 of net unrealized gain included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months, due to the fact our swaps have been and we expect they will continue to be effective.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 12 - INCOME TAXES

A large majority of our pre-tax income is derived from our Portfolio Investing businesses, which are structured as partnership entities; as such, the income from those investments does not subject us to income taxes. The Fund Management and mortgage banking businesses are conducted in corporations and are subject to income taxes.

The components of our pre-tax income were as follows:


                                          2005          2004          2003
                                        --------      --------      --------
Not subject to tax                      $ 79,309      $ 80,085      $ 70,469
Subject to tax                           (48,872)      (31,965)       (9,955)
                                        --------      --------      --------
Total income before income taxes        $ 30,437      $ 48,120      $ 60,514
                                        ========      ========      ========

The income tax (benefit) provision consisted of the following components:

                                          2005          2004          2003
                                        --------      --------      --------
Current:
  Federal                               $ (1,783)     $  2,279      $  2,212
  State and local                          1,384         1,022         1,207
                                        --------      --------      --------
Total current                               (399)        3,301         3,419

Deferred federal, state and local       $(28,178)      (20,544)       (9,491)
                                        --------      --------      --------

Total tax benefit                       $(28,577)     $(17,243)     $ (6,072)
                                        ========      ========      ========


The tax benefit does not include (1) the current tax benefit related to additional tax deductions for share based compensation which was credited to beneficial owners' equity or (2) the deferred tax benefit related to unrealized losses on derivative contracts which was credited to other comprehensive income.

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed at the balance sheet date.

A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:


                                                  2005        2004        2003
                                                --------    --------    --------
Statutory tax rate                                35.0 %      35.0 %      35.0 %
Partnership income not subject to tax            (89.6)      (56.4)      (39.6)
State and local taxes, net of federal
  benefit                                        (19.0)       (8.2)       (1.8)
SCUs (see Note 13)                               (13.2)       (3.4)       (2.2)
Tax-exempt interest                               (6.1)         --          --
Share based compensation                          (0.7)       (1.4)       (0.2)
Other                                             (0.3)       (1.4)       (1.2)
                                                 -----       -----       -----
Effective tax rate                               (93.9)%     (35.8)%     (10.0)%
                                                 =====       =====       =====


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The components of the deferred tax assets and liabilities are as follows:


                                                           2005          2004
                                                         --------      --------
DEFERRED TAX ASSETS:
Deferred revenue                                         $ 31,142      $ 19,863
Share based compensation                                    3,216         3,464
Bad debts                                                   1,885         1,076
Tax credits and state operating loss carry forwards         1,026          --
Other, net                                                  1,746           514
                                                         --------      --------
Total deferred tax assets                                  39,015        24,917
                                                         --------      --------

DEFERRED TAX LIABILITIES:
Intangible assets                                         (26,575)      (43,418)
Deferred costs                                             (1,562)         (135)
Originated mortgage service rights                         (9,029)      (11,262)
                                                         --------      --------

Total deferred tax liabilities                            (37,166)      (54,815)
                                                         --------      --------

Net deferred tax asset (liability)                       $  1,849      $(29,898)
                                                         ========      ========


At December 31, 2005, our corporate subsidiaries had the following carry forwards:

Low income housing credits (expiring starting in 2024)     $      473
State net operating loss (expiring in 2025)                $      743
Alternative minimum tax credits (do not expire)            $      428

We believe that the net deferred tax asset is recoverable based on current earnings projections for our businesses that are subject to taxation.

The Internal Revenue Service is examining the consolidated corporate federal income tax return for our subsidiaries subject to taxes for the tax period ended December 31, 2003. The examination is in a preliminary stage and no significant issues have yet been raised.

NOTE 13 - SUBSIDIARY EQUITY

A. PREFERRED SHARES OF A SUBSIDIARY - SUBJECT TO MANDATORY REPURCHASE

Since June 1999, we have issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase, through our Equity Issuer Trust ("Equity Issuer") subsidiary.


                                                                            Liquidation
   Preferred       Date of       Mandatory      Mandatory     Number of   Preference per    Total Face     Dividend
    Series         Issuance       Tender        Repurchase      Shares         Share          Amount         Rate
---------------- ------------- -------------- --------------- ----------- --------------- -------------- -------------
                                                                                  (In thousands)
Series A          June 1999      June 2009      June 2049         45          $2,000        $  90,000       6.625%
Series A-1        July 2000      June 2009      June 2049         48             500           24,000       7.100%
Series A-2       October 2001    June 2009      June 2049         62             500           31,000       6.300%
Series A-3        June 2002    October 2014    October 2052       60             500           30,000       6.800%
Series B          July 2000    November 2010  November 2050      110             500           55,000       7.600%
Series B-1       October 2001  November 2010  November 2050       37             500           18,500       6.800%
Series B-2        June 2002    October 2014    October 2052       50             500           25,000       7.200%
                                                                                            ---------
   Total                                                                                    $ 273,500
                                                                                            =========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

The Series A Shares all have identical terms except as to the distribution commencement date and other terms listed in the table above. Likewise, the Series B Shares all have identical terms, except as to the distribution commencement date and other terms listed in the table above. Equity Issuer may not redeem the Preferred Shares before their mandatory repurchase dates. The Preferred Shares are subject to mandatory tender for remarketing and purchase on such dates and each remarketing date thereafter at their respective liquidation amounts plus all distributions accrued but unpaid. Each holder of the Preferred Shares will be required to tender its shares on the dates listed above, unless Equity Issuer decides to remarket them. Holders of the Preferred Shares may elect to retain their shares upon remarketing, with a new distribution rate to be determined at that time by the remarketing agent. After the initial remarketing dates, Equity Issuer may repurchase some or all of the Preferred Shares, subject to certain conditions. The Preferred Shares are not convertible into our common shares.

The Preferred Shares have annual preferred dividends payable quarterly in arrears upon declaration by our Board of Trustees, but only to the extent of tax-exempt net income for the particular quarter. With respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, the Series A Shares rank, senior to:

     o    all classes or series of Convertible CRA Shares (see Note 14);
     o    all Series B shares; and
     o    our common shares.

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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     FAILURE TO PAY DISTRIBUTIONS

     If Equity Issuer has not paid, in full, six consecutive quarterly distributions on the Preferred Shares, it is required to reconstitute its board of trustees so that a majority of the board of trustees consists of trustees who are independent with respect to Equity Issuer, CharterMac and CharterMac Capital.

     ALLOCATION OF TAXABLE INTEREST INCOME AND MARKET DISCOUNT

     Equity Issuer will specially allocate taxable interest income and market discount that is taxable as ordinary income to us. Market discount, if any, may arise where Equity Issuer acquires a bond other than upon its original issuance for less than its stated redemption price at maturity and the difference is greater than a minor amount (generally 1/4 of 1% of a bond's stated redemption price at maturity multiplied by the number of complete years to maturity).

In accordance with SFAS No. 150, we classify the Preferred Shares as liabilities in our balance sheet and include the dividends paid for those share as interest expense in our statements of income.

B. PREFERRED SHARES OF A SUBSIDIARY - NOT SUBJECT TO MANDATORY REPURCHASE

In May 2004, Equity Issuer issued the following Cumulative Preferred Shares, which are not subject to mandatory repurchase:


                                               Liquidation
   Preferred        Date of      Number of     Preference     Total Face     Dividend
     Series         Issuance       Shares       per Share       Amount         Rate
----------------  ------------  -----------   -------------  ------------  ------------
                                                    (In thousands)
Series A-4-1        May 2004         60            $500       $  30,000        5.75%
Series A-4-2        May 2004         58             500          29,000        6.00%
Series B-3-1        May 2004         50             500          25,000        6.00%
Series B-3-2        May 2004         40             500          20,000        6.30%
                                                              ---------
  Total                                                       $ 104,000
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

In accordance with SFAS No. 150, as these shares are not subject to mandatory repurchase, we classify them as mezzanine equity and the associated dividends are classified outside of interest expense in the statements of income.

C. MINORITY INTERESTS

Minority interests in consolidated subsidiaries consisted of the following at December 31:


         (In thousands)                              2005             2004
--------------------------------                   --------         --------
Convertible SCUs of a subsidiary                   $250,866         $267,025
Convertible SMUs of a subsidiary                     11,408               --
CMC                                                      --            4,394
                                                   --------         --------

Total                                              $262,274         $271,419
                                                   ========         ========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Income allocated to minority interests was as follows for the years ended December 31:


(in thousands)                      2005            2004            2003
                                  --------        --------        --------
Convertible SCUs                   $23,092         $28,174         $ 4,038
Convertible SMUs                       330              --              --
CMC                                     --             194             (54)
                                   -------         -------         -------

Total                              $23,422         $28,368         $ 3,984
                                   =======         =======         =======


SCUS

In connection with our acquisition of CharterMac Capital (see Note 2), our subsidiary issued membership interests in the form of 16.1 million special common units ("SCUs"). SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions. SCU distributions are payable only to the extent of the subsidiary's cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall. Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.

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

Our subsidiary may not pay any distributions to the parent trust until it has paid all SCU distributions. Through December 31, 2005, all SCU distributions have been paid.

As of December 31, 2005, there were approximately 14.9 million SCUs outstanding and approximately 15.2 million were outstanding at December 31, 2004.

SMUS

A majority of the Special Membership Units ("SMUs") were issued in connection with the CCLP acquisition (See Note 2). Additional SMUs were issued in connection with a preferred investment in CCA (see Note 4).

SMU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SMU distributions were initially $1.69 per year, subject to adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on the common shares. Distributions paid to SMU holders consist of taxable income.

Each holder of SMUs has the right to:

     o    exchange all or a portion of their SMUs for cash; and
     o receive cash for any accrued but unpaid distributions with respect to SMUs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Instead of cash, we may, at our discretion, exchange the SMUs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments. We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert.

Our subsidiary may not pay any distributions to the parent trust until it has paid all SMU distributions. Through December 31, 2005, all SMU distributions have been paid.

As of December 31, 2005, there were approximately 539,000 SMUs outstanding, all of which were issued in 2005 as noted above.

CMC

We purchased the outstanding minority interest in CMC during the first quarter of 2005 (see Note 2).

NOTE 14 - SHAREHOLDERS' EQUITY

A. SPECIAL PREFERRED VOTING SHARES

In connection with our acquisition of CharterMac Capital (see Note 2), each holder of SCUs (see Note 13) also acquired one special preferred voting share (at a par value of $.01 per share) for each SCU received. The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of our common shareholders. We have the right to require that each special preferred voting share be redeemed at par and cancelled simultaneously upon the exchange of an SCU by its holder into cash or a common share. Other than the payment of $.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.

The selling principals of CharterMac Capital entered into a voting agreement which governs the voting of all of their:

     o    special preferred voting shares,
     o    common shares issuable upon exchange of their SCUs, and
     o any other common shares currently owned or which may be acquired by them in the future.

The voting agreement provides that the selling principals of CharterMac Capital will:

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

B. CONVERTIBLE CRA SHARES

Our Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") enable financial institutions to receive certain regulatory benefits in connection with their investment. We have developed a proprietary method for allocating these regulatory benefits to specific financial institutions that

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as our common shareholders including:

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

Upon conversion, the investors would no longer be entitled to a special allocation of the regulatory benefit.

At December 31, 2005 and 2004, we had the following Convertible CRA Shares outstanding:

(In thousands)
Convertible CRA Shares issued prior to 2002                   998
Convertible CRA Shares issued 2002 and later                5,554
                                                         --------
  Total outstanding                                         6,552
                                                         ========
Common shares issuable upon conversion                      6,487
                                                         ========

C. 4.4% CONVERTIBLE CRA PREFERRED SHARES

Our 4.4% Cumulative Perpetual Convertible Community Reinvestment Act Preferred Shares ("4.4% Convertible CRA Preferred Shares") have the same CRA related benefits of the Convertible CRA Shares and likewise have no voting rights except on certain matters relating to the terms of the 4.4% Convertible CRA Preferred Shares or to amendments to our Trust Agreement which would adversely affect the 4.4% Convertible CRA Preferred Shares.

The shares rank senior to our common shares and the Convertible CRA Shares with respect to rights upon liquidation, dissolution or winding up of our Company. They rank senior to our common shares and the Convertible CRA Shares with respect to distributions, which are cumulative and fixed at 4.4% of the liquidation amount of $50 per share. The shares have no stated maturity.

Beginning July 2008, the 4.4% Convertible CRA Preferred Shares will be convertible into our common shares at the option of the holders thereof at any time at a conversion rate of 1.807664 common shares each (a total of approximately 3.9 million common shares), subject to stipulated conversion adjustment conditions. Also beginning July 2008, we may redeem the shares at a price equal to their liquidation amount plus any accrued and unpaid distributions. The shares are also subject to remarketing provisions beginning in July 2015. All distributions have been paid through December 2005.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



D. ISSUANCES AND CONVERSIONS

During 2003, we issued approximately 5.8 million Convertible CRA Shares for net proceeds of approximately $103.1 million. Also in 2003, shareholders converted approximately 1.4 million Convertible CRA Shares into approximately the same number of common shares. The placement agent for the offerings was Meridian Investments, Inc.

In June 2004, we sold 5.75 million common shares to the public for net proceeds of approximately $105.5 million after deducting underwriting discounts and commissions. The underwriters for this offering were Wachovia Securities, UBS Securities LLC, RBC Capital Markets Corporation and Legg Mason Wood Walker.

As noted above, we issued approximately 2.2 million of our 4.4% Convertible CRA Preferred Shares in July 2005 for gross proceeds of $108.0 million. Net of underwriters fees and expenses, our net proceeds were approximately $104.7 million. Meridian Investments acted as placement agent for this offering.

In 2004, shareholders converted approximately 1.6 million Convertible CRA shares into approximately the same number of common shares and 933,000 SCUs (see Note
13) were converted into an equivalent number of common shares, and the related special preferred voting shares were redeemed at par.

During 2005, the holders of approximately 287,000 SCUs converted the units to an equivalent number of common shares, and the related special preferred voting shares were redeemed at par.

E. DIVIDEND REINVESTMENT PLAN

In May 2000, we implemented a dividend reinvestment and common share purchase plan. Under this plan, common shareholders may elect to have their distributions automatically reinvested in additional common shares at a price equal to the average of the high and low market price from the previous day's trading, and make cash payments for further investment. As of December 31, 2005, there were approximately 129,000 shares participating in the plan, which represented 370 investors.

F. REPURCHASES

The board of trustees has authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 1.5 million common shares. This plan has no expiration date. The repurchases will be made in the open market and the timing is dependent on the availability of common shares and other market conditions. There were no repurchases made under the plan during 2005, 2004 or 2003.

In addition to the repurchase plan, we may repurchase shares from employees in connection with tax withholding requirements upon vesting of restricted share grants. We account for repurchased common shares as treasury shares of beneficial interest. During the years ended December 31, we repurchased shares as follows:


(in thousands)                                       2005       2004       2003
                                                    ------     ------     ------
Number of shares                                       187        111         14
Cost, including commissions and service charges     $4,165     $2,592     $  275


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



G. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income were as follows:


                              Net Unrealized
                              Gain/(Loss) on    Net Unrealized                Accumulated Other
                                  Mortgage      Gain/(Loss)on                   Comprehensive
(In thousands)                 Revenue Bonds     Derivatives       Other        Income (Loss)
                              --------------    --------------   ----------   -----------------
Balance at January1, 2003        $ 66,541         $ (5,566)                       $ 60,975
Period change                     (35,146)           2,607                         (32,539)
                                 --------         --------                        --------
Balance at December 31, 2003       31,395           (2,959)                         28,436
Period change                     (15,806)          (1,078)                        (16,884)
                                 --------         --------                        --------
Balance at December 31, 2004       15,589           (4,037)                         11,552
Period change                      79,849            8,668        $     35          88,552
                                 --------         --------        --------        --------
Balance at December 31, 2005     $ 95,438         $  4,631        $     35        $100,104
                                 ========         ========        ========        ========


NOTE 15 - SHARE BASED COMPENSATION

A. THE PLAN

As approved by shareholders in 1997 and amended and restated in 2003, we have an Amended and Restated Incentive Share Plan (the "Plan"), the purpose of which is to:

     o    attract and retain qualified persons as trustees and officers; and
     o provide incentive and more closely align the financial interests of our employees, officers and trustees with the interests of our shareholders by providing them with a financial interest in our success.

The Compensation Committee of our board of trustees administers the Plan. Pursuant to the Plan, the maximum number of common shares that may be awarded is the lesser of:

     o 10% of the number of total shares outstanding as of December 31 preceding issuances of such awards; and
     o the limits prescribed by the national security exchange or national quotation system on which the shares may then be listed.

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

We granted the following options pursuant to the Plan:


                                         Weighted
                                          Average                   Vesting
 Year                    Number       Exercise Price    Term        Period
-----------------------------------------------------------------------------
 2000                    297,830          $11.56       10 years     3 years
 2002                     40,000           17.56       10 years     3 years
 2005                    656,515           24.35       10 years     3 years


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



As part of a separate agreement in connection with the CharterMac Capital acquisition (see Note 2), we granted 1.0 million options to our chairman at an exercise price of $17.78. These options have a 10 year term and vest over a five year period.

We used the following assumptions in the Black-Scholes option pricing model to determine fair values of options granted (in 2005) or revalued (in 2003):


                                                        2005             2003
                                                      --------         --------
Risk free interest rate                                 3.01%            3.80%
Expected years until exercise                           2.00             7.10
Expected stock volatility                              20.38%           20.00%
Dividend yield                                          6.71%            6.80%


The following table summarizes share option activity in our share option plans as of the year ended December 31:


                                            2005                        2004                       2003
                                 ------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                                 Average                    Average                    Average
                                                Exercise                   Exercise                   Exercise
                                   Options        Price        Options       Price        Options       Price
                                 ------------------------------------------------------------------------------

Outstanding at beginning of year  1,075,313      $17.36       1,119,914      $ 17.33       263,509     $ 12.47

Granted                             656,515       24.35              --           --     1,000,000       17.78
Forfeited                                --          --         (22,167)       17.56            --          --
Exercised                          (221,487)      17.18         (22,434)       15.73      (143,595)      11.56
                                 ------------------------------------------------------------------------------
Outstanding at end of year        1,510,341      $20.42       1,075,313      $ 17.36     1,119,914     $ 17.33
                                 ==============================================================================

Exercisable at end of year          474,591      $20.20         275,313      $ 16.13        93,247     $ 11.56
                                 ==============================================================================

Fair value of options granted
  during the year (in thousands) $    1,196                   $      --                 $    1,140
                                 ==========                   =========                 ==========

Compensation cost recorded
  (in thousands)                 $      895                   $     597                 $      459
                                 ==========                   =========                 ==========


The following table summarizes information about share options outstanding and exercisable at December 31, 2005:


                                                Weighted
                                                Average
                                               Remaining
                            Number          Contractual Life       Number
      Exercise Price      Outstanding          (in Years)       Exercisable
      --------------      -----------       ----------------    -----------
          $11.56             51,576                4.3             51,576
          $17.56              2,250                6.7              2,250
          $17.78            800,000                7.9            200,000
          $21.61             20,000                9.4                 --
          $24.44            636,515                9.0            220,765
                          ---------             ------            -------
                          1,510,341                8.3            474,591
                          =========             ======            =======


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



As of December 31, 2005, there were approximately 4.1 million options or share grants available for issuance under the Plan.

C. RESTRICTED SHARE GRANTS AND SCUS

In conjunction with the CharterMac Capital acquisition (see Note 2), we issued restricted common shares to various individuals who are either employees of CharterMac Capital or are one of the selling principals. Of the shares issued in 2003, 52,863 vested immediately and the remainder vest over periods ranging from three months to four years. Grantees are entitled to dividends on their shares during the vesting period. Any such payments are recorded as a charge to Beneficial Owner's Equity - other common shareholders. If any grantee forfeits an award, we reverse amounts previously amortized and credit compensation expense.

Also, in conjunction with the CharterMac Capital acquisition, our subsidiary issued SCUs to employees other than the selling principals. These SCUs vest over periods ranging from three to four years.

Grants issued were as follows for the years ended December 31:


(in thousands except per share amounts)                     2005        2004        2003
                                                          --------    --------    --------
Number of restricted shares granted                           122          110        778
Weighted average grant-date fair value per share           $22.39     $  20.27    $ 19.33
Total restricted shares grant value                        $2,737     $  2,228    $15,047
SCUs granted                                                   --           93        217
Weighted average grant-date fair value per SCU                 --     $  17.92    $ 17.92
Total SCU grant value                                          --     $  1,656    $ 3,863
Compensation cost recorded (net of forfeitures)            $7,543     $ 11,035    $ 2,845


D. TRUSTEE GRANTS

Our independent trustees receive a portion of their annual compensation in common shares. In 2005, we issued 7,518 shares for trustee compensation as compared to 6,885 in 2004.

NOTE 16 - EARNINGS PER SHARE, PROFIT AND LOSS ALLOCATIONS AND DISTRIBUTIONS

Prior to our acquisition of CharterMac Capital, pursuant to our Trust Agreement and a management agreement, CharterMac Capital was entitled to a special distribution equal to .375% per annum of our total invested assets (which equaled the face amount of the mortgage revenue bonds and other investments). After payment of the special distribution, distributions were made to the shareholders in accordance with their percentage interests (see also Note 17).

We allocated income first to CharterMac Capital for the special distribution. After a special allocation of 0.1% to CharterMac Capital, we then allocated remaining profits to shareholders in accordance with their percentage interests.

For periods subsequent to the CharterMac Capital acquisition, we allocate the income of CCC (the subsidiary we created as CharterMac Capital's direct parent) first to the holders of the SCUs for an amount based on a proportionate share of net income. Beginning in 2005, we made a similar allocation for SMU holders.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(In thousands, except per share amounts)              Income      Shares*   Per Share
------------------------------------------------     --------    --------   ---------
2005:
----

Net income                                           $59,014
Preferred dividends                                    2,020
                                                     -------
Net income allocable to shareholders (Basic EPS)      56,994      58,018     $   .98
Effect of dilutive securities                             --         273
                                                     -------     -------
Diluted EPS                                          $56,994      58,291     $   .98
                                                     =======     =======     =======

2004:
----

Net income allocable to shareholders (Basic EPS)     $65,363      54,786     $  1.19
Effect of dilutive securities                             --         361
                                                     -------     -------
Diluted EPS                                          $65,363      55,147     $  1.19
                                                     =======     =======     =======

2003:
----

Net income allocable to shareholders (Basic EPS)     $61,248      46,653     $  1.31
Effect of dilutive securities                             --          82
                                                     -------     -------
Diluted EPS                                          $61,248      46,735     $  1.31
                                                     =======     =======     =======


* Includes common and Convertible CRA Shares (see Note 14).

NOTE 17 - RELATED PARTIES

A. CHARTERMAC CAPITAL AND TRCLP

Prior to the CharterMac Capital Acquisition
-------------------------------------------

Prior to our acquisition of CharterMac Capital (see Note 2), we had engaged a subsidiary of CharterMac Capital to provide us with management services. Pursuant to the terms of the management agreement, CharterMac Capital, as Manager, was entitled to receive the fees and other compensation set forth below:

Fees/Compensation*                   Amount
-----------------                    ------

Bond selection fee                   2.000% of the face  amount of each asset we
                                     invested in or acquired.
Special distributions/investment     0.375%  per  annum  of  our  total invested
  management fee                     assets.
Loan servicing fee                   0.250% per annum  based on the  outstanding
                                     face amount of  mortgage revenue bonds  and
                                     other investments we owned.
Operating expense                    For direct expenses incurred by the Manager
  reimbursement                      up to a specified annual amount (subject to
                                     increases  based  on  our  assets  and  the
                                     Consumer Price Index).
Incentive share options              The  Manager  could  receive  options  to
                                     acquire  common shares if our distributions
                                     in any year exceeded  $0.9517  per  common
                                     share and  if  our  Compensation  Committee
                                     approved.
Liquidation fee                      1.500% of the gross sales price  of  assets
                                     sold  by us in a  liquidation proceeding.

* CharterMac Capital could also earn miscellaneous compensation that included construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation was generally limited to the competitive rate for the services being performed. A bond placement fee of 1.0% to 1.5% of the face amount of each asset invested in or acquired by us was payable by the borrower, and not by CharterMac.

Affiliates of CharterMac Capital provided certain financial guarantees to facilitate leveraging by CharterMac, for which we would pay market rate fees. In addition, affiliates of CharterMac Capital provided financial guarantees to the

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



owner (or partners of the owners) of the underlying properties securing our mortgage revenue bonds, for which we would pay market rate fees.

Subsequent to the CharterMac Capital Acquisition
------------------------------------------------

Subsequent to the CharterMac Capital acquisition we revised the management agreement and the fees included in the agreement are eliminated in consolidation. The Related Companies, L.P., ("TRCLP"), which is majority controlled by Stephen M. Ross (a selling principal of CharterMac Capital who is also Chairman of our Board of Trustees), continues to provide services under a shared services agreement. The services provided include office management, payroll, human resources and other office services. The majority of the services are charged to us at the direct cost incurred by TRCLP.

The selling principals of CharterMac Capital included two of our executive officers (Alan P. Hirmes and Marc D. Schnitzer), both of whom are also members of our board of trustees, and an affiliate of TRCLP. As a result of the equity we issued in the CharterMac Capital acquisition, Mr. Ross and the affiliate of TRCLP own approximately 16.1% of CharterMac and our management, trustees and employees (excluding Mr. Ross) own approximately 4.9% at December 31, 2005.

Amounts Paid and Incurred
-------------------------

The costs, expenses and the special distributions paid or payable to CharterMac Capital, prior to the acquisition, its affiliates, and TRCLP for the years ended December 31, were as follows:


                                                                                     Paid or
                                                                                    Payable to
                                                                                    CharterMac
                                                                                   Capital and
                                                 Paid or Payable to TRCLP           Affiliates
                                         -----------------------------------------------------
                                          Year Ended    Year ended      Nov 18 -     Jan 1 -
                                          December 31,  December 31,     Dec 31       Nov 17
                                          ------------  ------------  ------------  ----------
          (In thousands)                      2005          2004          2003         2003
                                          ------------  ------------  ------------  ----------
Shared service agreement                    $   507       $ 4,252       $   755      $    --
Bond selection fees                              --            --            --        8,905
Special distribution/investment
  management fee                                 --            --            --        3,809
Bond servicing fees                              --            --            --        5,764
Expense reimbursement                            --            --            --          901
                                            -------       -------       -------      -------

                                            $   507       $ 4,252       $   755      $19,379
                                            =======       =======       =======      =======


B. FUND MANAGEMENT TRANSACTIONS

Substantially all fund origination revenues in the Fund Management segment are received from investment funds we have originated and manage, many of which comprise the partnerships that we consolidate (see Note 1). While affiliates of our Company hold equity interests in the investment funds' general partner and/or managing member/advisor, we have no direct investments in these entities, and we do not guarantee their obligations. We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors, and we receive all fee income to which these entities are entitled.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



As of December 31, 2005, CharterMac Capital controlled certain partnerships. Those entities, in turn, were the general partners of investment partnerships. These investment partnerships, in turn, were non-equity managing partners of local partnerships that are obligors of certain of our mortgage revenue bonds.

In connection with the 2002 refinancing of a property partly owned by Stephen M. Ross, we entered into an agreement which allows the revenue bond to be put to us should the owner of the underlying property default on the bond. We, in turn, entered into agreements which allow us to put the bond to the general partners of the owner who are affiliates of the Company. This right is secured by collateral assignments of the general partners' partnership interests in the limited partnership which owns the underlying property.

Related Management Company ("RMC"), which is wholly-owned by TRCLP, earned fees for performing property management services for various property partnerships held in investment funds we manage and consolidate. The fees totaled $3.2 million in 2005, $2.2 million in 2004 and $2.9 million in 2003.

C. LOAN TO AMERICAN MORTGAGE ACCEPTANCE CORP ("AMAC")

In June 2004, we entered into an unsecured revolving credit facility with AMAC, an affiliated real estate investment trust, to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used to purchase new investments. This facility expires in June 2006. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties. As of December 31, 2005, there were no advances outstanding, while AMAC owed $4.6 million as of December 31, 2004, at an interest rate of 5.42%.

D. AMAC CO-INVESTMENT

We and AMAC have entered into a Subordinated Participation Agreement, under which AMAC has acquired a subordinated participation equal to $5.0 million in a note receivable investment we hold. Upon the inception of a new AMAC warehouse facility (which we anticipate will occur in the first half of 2006), we expect to sell the loan to AMAC at its $26.0 million par value.

E. AMAC SERVICE AGREEMENT

We collect asset management, incentive management, expense reimbursement and acquisition fees from AMAC. These fees, which are included in fund sponsorship income, totaled approximately $4.9 million in 2005, $2.2 million in 2004, and $227,000 in 2003.

We entered into a new agreement, effective when the existing agreement expires in March 2006. While the basis of certain of the fees we will earn will be changed, we do not expect the fees we earn to differ significantly from the existing agreement absent the effect of AMAC's growth.

F. OTHER

We have invested approximately $5.4 million in funds sponsored by a subsidiary of CCA which are included in Other Investments (see Note 4).

We  have  acquired  four  revenue  bonds  with  an  aggregate   face  amount  of
approximately $34.5 million, for which the developer is Related Apartment Preservation, a subsidiary of TRCLP.

We have made a loan of $20,000,000 to CCA, a subsidiary of Capri Realty Advisors Inc. which is partially owned by the CEO of CMC, one of our subsidiaries. Additionally, one of our subsidiaries holds a preferred interest in CCA (see
Note 4). We also advanced approximately $2.8 million to CCA through December 31, 2005.

CMC services a portfolio of loans for CreditRe Mortgage Capital, which is owned by TRCLP.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


  (In thousands, except per share amounts)                        2005 Quarter Ended
                                                -------------------------------------------------------
                                                March 31     June 30      September 30  December 31 (1)
                                                --------    ---------     ------------  ---------------
Total revenues                                  $ 58,739     $ 78,837       $ 78,318       $ 79,106

Income before income taxes                      $  6,420     $ 19,109       $ 13,662       $ (8,754)

Net income                                      $ 14,785     $ 19,444       $ 18,678       $  6,107

Net income per share

   Basic                                        $   0.26     $   0.34       $   0.31       $   0.08

   Diluted                                      $   0.25     $   0.33       $   0.31       $   0.08

Weighted average shares outstanding
   Basic                                          57,821       57,890         58,059         58,294
   Diluted                                        58,236       58,274         58,366         58,532

                                                                  2004 Quarter Ended
                                                -------------------------------------------------------
                                                March 31     June 30      September 30    December 31
                                                --------    ---------     ------------  ---------------

Total revenues                                  $ 46,313     $ 57,287       $ 59,793       $ 69,039

Income before income taxes                      $  4,029     $ 16,780       $ 10,079       $ 17,232

Net income                                      $  6,418     $ 24,203       $ 14,911       $ 19,831

Net income per share

   Basic                                        $   0.12     $   0.47       $   0.26       $   0.34

   Diluted                                      $   0.12     $   0.46       $   0.26       $   0.34

Weighted average shares outstanding
   Basic                                          51,591       52,017         57,708         57,728
   Diluted                                        51,839       52,359         58,112         58,194


(1) Includes a $22.6 million non-cash pre-tax charge (equal to $12.3 million after tax, or $0.21 per basic and diluted share) related to the write-off of the "Related Capital Company" trade-name intangible asset (see Note 6).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 19 - BUSINESS SEGMENTS

We operate in four business segments:

1. Portfolio Investing, which includes subsidiaries that invest in primarily tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities and other investments designed to produce federally tax-exempt income. The proceeds of the mortgage revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

     Through this segment, we also invest in other entities, such as our preferred and common investments in ARCap, our participating loan to and preferred investment in CCA and our investments in funds that CCA sponsors (see Note 6).

2.   Fund Management, which includes:

     o Subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
     o A subsidiary which provides advisory services to AMAC, an affiliated, publicly traded real estate investment trust; and
     o Subsidiaries that participate in credit intermediation transactions, including that for pools of mortgage loans and providing specified returns to investors in LIHTC equity funds, in exchange for fees.

3. Mortgage Banking, which includes subsidiaries that originate and service primarily multifamily mortgage loans on behalf of third parties, including:

     o    Fannie Mae;
     o    Freddie Mac;
     o    the FHA; and
     o    Insurance companies and conduits.

     In exchange for these origination and servicing activities, we receive origination and servicing fees.

4. Consolidated Partnerships, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have little or no equity interest (see Note 1).

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The table below includes Cash Available for Distribution ("CAD") as the performance measure used by our chief decision maker to allocate resources among the segments. This is a revision to the measure presented in prior periods and, accordingly, segment results for 2004 and 2003 have been restated to conform to the current year presentation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The following table provides more information regarding our segments:


(In thousands)                                      2005           2004          2003
                                                 -----------    -----------   ----------
REVENUES
   Portfolio Investing                           $   169,577    $   141,910    $ 119,397
   Fund Management (1)                               117,752         92,663       18,342
   Mortgage Banking                                   43,572         21,028       17,690
   Consolidated partnerships (2)                      24,096         12,213           --
   Elimination of intersegment transactions          (59,997)       (35,382)      (3,189)
                                                 -----------    -----------    ---------
Consolidated                                     $   295,000    $   232,432    $ 152,240
                                                 ===========    ===========    =========

CAD
   Portfolio Investing                           $   102,927    $   106,317    $  86,155
   Fund Management (1)                                58,010         52,215       20,159
   Mortgage Banking                                   14,871          4,388        3,517
   Consolidated partnerships (2)                          --             --           --
                                                 -----------    -----------    ---------
   Total Segment CAD                                 175,808        162,920      109,831
   Preferred dividends                                (2,020)            --           --
   Subsidiary equity distributions                   (34,666)       (33,036)      (4,038)
   Dividends on subsidiary preferred stock           (25,123)       (22,840)     (18,898)
   Current tax benefit (expense)                         711         (3,413)      (2,826)
   Income allocated to minority interests                 --             --           54
   Income allocated to Manager                            --             --       (5,332)
                                                 -----------    -----------    ---------
   Consolidated CAD                                  114,710        103,631       78,791
   Fees deferred for GAAP (3)                        (23,930)       (27,096)     (14,924)
   Depreciation and amortization expense             (66,762)       (30,407)     (11,926)
   Mortgage revenue bond yield adjustments (4)           596             85       (1,946)
   Gain on sale of loans (5)                          11,140          6,805        7,749
   Loss on impairment of assets                       (4,555)          (757)      (1,759)
   Tax adjustment (6)                                 27,866         20,655        8,898
   Non-cash compensation (7)                          (8,541)       (11,753)      (2,282)
   Difference between subsidiary equity
    distributions and income allocated to
    subsidiary equity holders(8)                      11,245          4,862           --
   Preferred dividends / allocation to
    manager                                            2,020             --        5,338
   Other, net                                         (4,775)          (662)      (1,353)
                                                 -----------    -----------    ---------
Consolidated Net Income                          $    59,014    $    65,363    $  66,586
                                                 ===========    ===========    =========

DEPRECIATION AND AMORTIZATION (9)
   Portfolio Investing                           $     5,649    $     3,357    $   2,405
   Fund Management (1)(9)                             41,335         18,974        3,095
   Mortgage Banking                                   19,778          8,076        6,426
   Consolidated partnerships (2)                          --             --           --
   Elimination of intersegment transactions               --             --           --
                                                 -----------    -----------    ---------
Consolidated                                     $    66,762    $    30,407    $  11,926
                                                 ===========    ===========    =========

IDENTIFIABLE ASSETS AT DECEMBER 31
   Portfolio Investing                           $ 5,487,596    $ 4,748,608
   Fund Management (1)                               800,684        827,179
   Mortgage Banking                                  345,225         91,508
   Consolidated partnerships (2)                   3,610,031      2,856,014
   Elimination of intersegment balances           (3,264,708)    (2,786,088)
                                                 -----------    -----------
Consolidated                                     $ 6,978,828    $ 5,737,221
                                                 ===========    ===========


(1) Prior to our acquisition of CharterMac Capital in November 2003, this segment consisted only of our credit intermediation business.
(2) Consolidated beginning April 2004 pursuant to FIN 46(R). See Notes 1 and 7.
(3) Represents the net difference between fees received at the time of a transaction that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting (e.g.: fund sponsorship fees recognized over the relevant service periods) or upon a later event (such as mortgage origination fees recognized upon settlement of a loan sale).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(4) Represents the adjustment for amortization of bond discounts or premiums that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting, as well as the difference between actual interest income received and income recognized under the effective yield method.
(5) Represents non-cash gain recognized on sale of mortgage loans when servicing rights are retained and gains on sales of mortgage revenue bonds.
(6) Represents the difference between the tax benefit recorded and the net cash amount we expect to pay or receive in relation to the current period.
(7) Represents the add-back of amortization of costs recognized for share-based compensation and share-based trustee fees.
(8) Represents the difference between actual distributions to SCU and SMU holders (which is based on the common share distribution rate) and accounting allocation of earnings, which is based on the represented portion of combined common, CRA and subsidiary equity in allocating GAAP net income.
(9) 2005 includes write-off of trade name.

NOTE 20 - IMPACT OF HURRICANES

During the third quarter of 2005, two major hurricanes struck the Gulf Coast region of the United States. A third struck the southern United States during the fourth quarter. All of our businesses are involved in properties in the areas affected by the storms.

Due to limited access to certain affected properties, as well as the complications and bureaucracy involved in the determination of insurance coverage, we are still evaluating the extent of our financial exposure on several properties. Based upon the information available to date, our financial exposure is expected to be immaterial. However, it will take some time to assess the full ramifications of the hurricanes. Other than insurance considerations (discussed below), examples of situations that are too early to assess include:

     o    the effects of the likely increase in repair and construction costs;
     o whether the increase in physical occupancy in the properties underlying our investments will be permanent in nature;
     o any changes that the government agencies propose for some of the financing programs that we offer (i.e. whether the IRS will make any proposed temporary changes to the tax code for the LIHTC program) which if enacted could make additional capital available to the affected properties; and
     o    what resources the local general partner will bring to bear.

We identified 11 properties (located in Texas, Florida, Louisiana and Mississippi) which experienced major damage and for which one or more funds we have sponsored have provided equity. Currently we do not expect that there will be financial exposure related to these properties as we believe that the properties have adequate insurance coverage, but in virtually all cases determinations are ongoing as to:

     o how the insurance companies involved will address damage with respect to that caused by wind versus that caused by flooding;
     o the level of deductibles, which is dependent upon the category determinations;
     o whether outside parties (such as state agencies) will mediate in disputes regarding insurance; and
     o    the financial resources of the insurers.

Our mortgage banking subsidiaries identified six properties in our loan servicing portfolio that have loss-sharing arrangements and which sustained major damage. We believe that insurance is adequate to cover the damages and we expect no financial losses with respect to these loans.

None of the mortgage revenue bonds in our portfolio are secured by properties that suffered major damage.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Due to the uncertainties noted above, we are currently unable to estimate the extent of our direct financial exposure, if any. With respect to exposure regarding specified rates of return obligations, as storm damage may reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the period covered by the agreements.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

PRS / CRG

PRS Companies ("PRS") and Capitol Realty Group ("CRG") are sponsors of certain LIHTC partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. Information with respect to these partnerships is set forth in the table below. A construction company affiliate of PRS also served as general contractor for those partnerships.

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

In April 2005, affiliates of ours acquired by assignment the general partnership interests owned by PRS in seven of the "PRS Partnerships" indicated in the table below. We sought control of the PRS Partnerships because PRS' financial difficulties caused construction finance shortfalls that created liquidity problems for those partnerships. As a result, settlement agreements were entered into by and amongst the PRS Partnerships, the PRS project owners, the guarantors, various affiliates of ours and other third parties (the "PRS Settlements"). The PRS Settlements provide for, among other things:

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

Also in April 2005, affiliates of ours acquired by assignment the general partnership interests owned by CRG in five of the "CRG Partnerships" indicated in the table below. We sought control of the CRG Partnerships because PRS was the construction general contractor for those partnerships and PRS' financial difficulties caused construction finance shortfalls that have created liquidity problems for those partnerships. We entered into settlement agreements by and amongst the CRG Partnerships, the CRG project owners, the guarantors, various affiliates of ours and other third parties (the "CRG Settlements"). The CRG Settlement Agreements provide for, among other things:

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     o    the termination of the PRS construction contracts;
     o the assignment of each of the CRG project's development agreements to an affiliate of CRG subject to reassignment to CRG as discussed below;
     o a non-revolving line of credit from us to be used to stabilize the CRG Partnerships which is collateralized by contractual rights to development fees to CRG and its affiliates to receive fees and other consideration. This includes interim loans to satisfy amounts due to subcontractors, material suppliers and other vendors providing materials and/or services on the CRG projects;
     o    reaffirmation of various guarantee agreements;
     o the assignment of the interests in the CRG Partnerships to our affiliates;
     o an operating agreement, whereby an affiliate of CRG will operate the CRG projects subject to our discretion; and
     o various releases by and amongst the CRG Settlement parties, excluding any reaffirmation of guaranty agreements and any other exclusions set forth in the CRG Settlement Agreements.

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

With respect to the Peine Lakes project, it continues to move along its construction phase and is now approximately 95% complete. GCG has assumed the full general partner interest and agreed to fund approximately $1.0 million into the Peine Partnership to aid in any cost overruns and any amounts due and owing as a result of the action of PRS on the project. Should cost overruns exceed $1.0 million, we will share in the excess in return for a partial general partner interest.

In addition to the PRS Partnerships, CRG Partnerships and GCG Partnerships described above, we own bonds that finance other partnerships in which PRS was the general partner or in which CRG is the general partner and PRS was the construction general contractor. These partnerships are also summarized in the table below. On those deals in which our funds are not the equity sponsor, we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we may exercise our available remedies to protect our investments. In those situations, there is substantial equity in the form of LIHTCs in addition to the real estate, both of which are our collateral.

There can be no assurance that a bankruptcy by or against PRS or its affiliates may not give rise to additional claims concerning these partnerships.

Our potential exposure falls into three categories as follows:

         CASH REQUIRED  TO  BRING  THE  PROPERTIES TO BREAK-EVEN OPERATION - Our
              current estimate of the maximum amount of cash that we may need to provide to bring the properties to break-even operation, taking into account delays in construction, is approximately $15.0 million. This estimate is based upon our initial analyses and information provided by the developer, and may increase due to unforeseen construction delays and other factors, while the amount may be reduced by additional contributions by investors (which may

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



               generate additional tax credits), reserves at the property level, syndication of state tax credits or other factors. Through December 31, 2005, we had advanced $14.9 million either to the partnerships or through the revolving line of credit to the CRG partnerships. These advances, and additional loans, are assessed periodically for collectibility and the impact on the potential impairment of existing mortgage revenue bonds. Given existing loan-to-value ratios and the variability of the likelihood of funding, we cannot yet determine the ultimate amount of any such loans. At present, we do not anticipate that any such loans would require a charge to expense.

         POTENTIAL IMPACT ON MORTGAGE REVENUE BONDS - Our current estimate, based on available information, is that expected cash flows from the underlying properties are sufficient to provide debt service. As a result, we do not believe that there is other-than-temporary impairment of any of the affected bonds, except as noted below.

         POTENTIAL COST TO PROVIDE SPECIFIED YIELDS - As noted in the table below, 10 of the partnerships in question are part of equity funds for which we are obligated to provide specified yields. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements. Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

As a result of our analysis of the affected properties, we determined that the development of one property in the early stages of construction should not be continued. We plan to exercise our right to foreclosure as holder of the first mortgage and will be able to recover much of the funds advanced through the mortgage revenue bond as well as take ownership of the underlying land. Based upon the funds available to recover and the estimated value of the land, we recognized a write-down of approximately $1.1 million in the second quarter of 2005. This property was included in a credit intermediated CharterMac Capital sponsored fund, and we exercised a right of substitution to remove it from that fund and replaced it with other properties.

With respect to another property in the early stages if construction, we have likewise determined that construction should not be continued. We do not hold a bond with respect to this property, but a fund we sponsored provided equity. We have received preliminary bids to sell our general partner and limited partner interests that would allow us to fully recover the fund's investment. As such, we expect no loss with respect to this property.

We have consolidated the partnerships for which we have assumed the general partnership interests (except for the GCG Partnerships, which do not give our affiliates operational control of the partnerships) effective April 2005. The partnerships in question are summarized as follows:

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                                                                         (In thousands)

                                                                                                                   Fair Value of
                               CharterMac     CharterMac                                                 Loan       Mortgage
                                Holds or       Capital                                                 Amounts       Revenue
                               Will Hold      Sponsored       Included       CharterMac     Third        Upon         Bonds
                                Mortgage       Fund is        in Credit       Capital       Parties      Full      Oustanding at
                                Revenue         Equity      Intermediated     Holds GP     Provided      Draw      December 31,
                    Number        Bond         Partner          Funds         Interest      Equity       Down          2005
                   --------    ----------     ----------    -------------    ----------    --------    --------    -------------
PRS
  PARTNERSHIPS
Construction           3            3              2              1               2            1       $ 23,700      $ 23,718
Lease-Up               8            7              4              2               4            4         89,900        90,995
Rehab                  2            2              1              1               1            1         30,400        32,071
Stabilized             2            2             --             --              --            2         18,377        18,659
                   -------------------------------------------------------------------------------------------------------------
Subtotal              15           14              7              4               7            8        162,377       165,443
                   -------------------------------------------------------------------------------------------------------------

CRG
  PARTNERSHIPS
Construction           1            1              1             --               1           --          7,130            --
Lease-Up               3            1              3              2               1           --         10,550        10,550
Rehab                  3            3              3              3               3           --         71,611        75,137
Stabilized            --           --             --             --              --           --             --            --
                   -------------------------------------------------------------------------------------------------------------
Subtotal               7            5              7              5               5           --         89,291        85,687
                   -------------------------------------------------------------------------------------------------------------

GCG
  PARTNERSHIPS
Construction           2            2              2              1              --           --         27,770        15,744
Lease-Up              --           --             --             --              --           --             --            --
Rehab                 --           --             --             --              --           --             --            --
Stabilized            --           --             --             --              --           --             --            --
                   -------------------------------------------------------------------------------------------------------------
Subtotal               2            2              2              1              --           --         27,770        15,744
                   -------------------------------------------------------------------------------------------------------------

Total                 24           21             16             10              12            8       $279,438      $266,874
                   =============================================================================================================
Total eliminated in consolidation                                                                      $157,341      $154,960
                                                                                                    ============================


FORWARD TRANSACTIONS

At December 31, 2005, our Mortgage Banking subsidiaries had forward commitments of approximately $193.5 million for mortgages to be funded in 2006 and later. As each lending commitment has an associated sale commitment, the fair values of these commitments offset each other and, as a result, we record no asset or liability. In addition, those subsidiaries had commitments to sell mortgages totaling $245.9 million. Approximately $126.8 million of this amount was funded as of December 31, 2005, and is included in Other Investments as Mortgage Loans Receivable. The balance of approximately $119.1 million is to be funded in 2006.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $135.4 million.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $800,000 at December 31, 2005.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



MORTGAGE BANKING LOSS SHARING AGREEMENTS

Under a master loss sharing agreement with Fannie Mae, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At December 31, 2005, all but two of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

We also participate in loss sharing transactions under Freddie Mac's Delegated Underwriting Initiative ("DUI") program whereby we originate loans that are purchased by Freddie Mac. The aggregate of all such loans shall not exceed $100.0 million.

Under the terms of our Master Agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults on DUI transactions. For such loans, if a default occurs, our share of the loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance. The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.

Our maximum exposure at December 31, 2005, pursuant to these agreements, was approximately $834.9 million (representing what we would owe in accordance with the loss sharing percentages described above if every loan defaulted), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At December 31, 2005, that reserve was approximately $13.0 million, which, we believe, represents our actual potential losses at that time.

Our  Mortgage  Banking  subsidiaries  maintained,   as  of  December  31,  2005,
collateral consisting of treasury notes, and Fannie Mae and Freddie Mac securities of approximately $13.4 million and a money market account of approximately $1.1 million, which is included in cash and cash equivalents, including restricted cash, in the consolidated balance sheet, to satisfy the Fannie Mae and Freddie Mac collateral requirements of $12.7 million.

We are also required by the Master Agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8 million covers this requirement. At December 31, 2005, commitments under this agreement totaled $1.9 million.

MORTGAGE POOL CREDIT INTERMEDIATION

In December 2001, we completed a credit intermediation transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the first loss position. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of the transaction as of December 31, 2005, is approximately $7.4 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of December 31, 2005, the credit-intermediated properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on this guarantee. Should our analysis of risk of loss change in the future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

YIELD TRANSACTIONS

We have entered into several credit intermediation agreements with either IXIS Financial Products, Inc. ("IXIS") or Merrill Lynch (each a "Primary Intermediator") to provide agreed-upon rates of return for pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by a fund sponsored by CharterMac Capital. In return, we have or will receive fees, generally at the start of each credit intermediation period. There are a total of 11 outstanding agreements to provide the specified returns:

     o    through the construction and lease-up phases of the properties;
     o for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
     o    covering both periods.

Total potential exposure pursuant to these transactions is approximately $729.8 million, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $22.1 million as of December 31, 2005. This amount is included in deferred revenues on our consolidated balance sheet. Refer also to PRS / CRG above, regarding potential exposure under existing obligations.

Some of the property-level partnerships have financed their properties with the proceeds of our mortgage revenue bonds. In these cases, the Primary Intermediator has required that those mortgage revenue bonds be deposited into a trust pursuant to which the mortgage revenue bonds were divided into senior and subordinated interests with approximately 50% of each mortgage revenue bond being subordinated. We have financed the senior trust interest and a portion of certain of the subordinate trust interests using credit intermediation from the Primary Intermediator as part of the P-FLOATs/RITES and TIC/TOC securitization programs (see Note 9). We use the remaining subordinate trust interests as collateral in these programs. In connection with these transactions, we have posted $162.4 million as collateral with a Primary Intermediator in the form of either cash or mortgage revenue bonds as of December 31, 2005.

OTHER

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. We also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions is approximately $221.7 million as of December 31, 2005. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



LEASE OBLIGATIONS

The future minimum payments for operating leases as of December 31, 2005, were as follows:

(In thousands)


                                                 Minimum lease
                Year Ending December 31,            payments
             -----------------------------       -------------
                2006                                $  6,820
                2007                                   6,598
                2008                                   6,869
                2009                                   6,359
                2010                                   6,457
                Thereafter                            37,607
                                                 -------------
                  Total                              $70,710
                                                 =============


We recorded rent expense of approximately $8.4 million in 2005, $3.3 million in 2004 and $913,000 in 2003 (including amounts paid to TRCLP in 2003 and 2004).

OTHER CONTINGENCIES

At December 31, 2005, we had unused letters of credit totaling $43.0 million, including the $8.0 million described in MORTGAGE BANKING LOSS SHARING AGREEMENTS above.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

NOTE 22 - SUBSEQUENT EVENTS

In February 2006, we executed an agreement to acquire Capri Real Estate Services ("CRES") from CCA, subject to investor consent. The consideration paid was the redemption of the preferred interest we held in CCA, valued at $4.1 million as of December 31, 2005, plus $1.1 million of advances we had made to CCA with respect to this business (see Note 4). CRES is a manager of hedge funds and other funds concentrating on investing in securities of publicly traded real estate operating companies. It will be included in our Fund Management segment. This acquisition is not material to our revenues, net income or assets.

In March 2006, Marc D. Schnitzer was named our Chief Executive officer, succeeding Stephen M. Ross who had held that position on an interim basis following the departure of Stuart J. Boesky in November 2005. Mr. Ross will continue as chairman of our Board of Trustees and Mr. Schnitzer will also continue in his role as our President.

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

          (b) INTERNAL CONTROL OVER FINANCIAL REPORTING. To remediate the material weaknesses in internal controls identified during the Company's evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as of the year ended December 31, 2004, during 2005, we have:

               (i)  hired a director of taxation, a newly created position;
               (ii) increased the use of third-party  tax service  providers for the more complex areas of our tax accounting and increased formality and rigor of controls and procedures over accounting for income taxes;
               (iii) strengthened  our due  diligence  procedures  in  reviewing acquisition candidates to ensure that interaction of accounting principles that might require prospective changes are identified on a timely basis;
               (iv) strengthened  our analytical  procedures  with regard to the preparation  and review of all  consolidation  eliminations;
                    and
               (v) completed the conversion of all subsidiaries to a unified accounting system.

           Management believes that the material weaknesses identified in the prior year have been remediated.

ITEM 9B.   OTHER INFORMATION

           None.

PART III

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


                                                                                   Sequential
                                                                                      Page
                                                                                   ----------

(a)1.     Financial Statements
          Report of Independent Registered Public Accounting Firm                      56

          Consolidated Balance Sheets as of December 31, 2005 and 2004                 57

          Consolidated  Statements  of Income for the years ended  December  31,
          2005, 2004 and 2003                                                          58

          Consolidated  Statements of  Shareholders'  Equity for the years ended
          December 31, 2005, 2004 and 2003                                             59

          Consolidated Statements of Cash Flows for the years ended December 31,
          2005, 2004 and 2003                                                          62

          Notes to Consolidated Financial Statements                                   64

(a)2.     Financial Statement Schedules

          Schedule I - Condensed Financial Information of Registrant                  130

          Schedule II - Valuation and Qualifying Accounts                             134

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

3.1(c)    Second  Amended  and Restated Trust Agreement dated as of November 17,
          2003.*

3.1(d) Amendment No. 1 to Second Amended and Restated Trust Agreement dated as of September 20, 2005 (incorporated by referenced to our Current
          Report on Form 8-K, filed with the Commission on September 22, 2005).

3.1(e)    Amendment  No. 2  to Second Amended and Restated Trust Agreement dated
          as  of  November  30,  2005   (incorporated   by   referenced  to  our
          Registration  Statement  on Form  8-A  filed  with the  Commission  on
          January 3, 2006).

3.2(a) Fourth Amended and Restated Bylaws (incorporated by referenced to our Current Report on Form 8-K, filed with the Commission on September
          22, 2005).



                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
3.2(b)    Amendment No. 1 to Fourth Amended and Restated Bylaws*

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



                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
10(k)     Standstill  Agreement, dated as of November 17, 2003, by and among the
          Company and APH Associates L.P., DLK Associates L.P., Marc Associates,
          L.P.,  Related General II, L.P. and SJB Associates L.P.  (incorporated by  reference  to our  Current  Report  on Form  8-K,  filed  with the
          Commission on December 1, 2003).

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

10(s)     Employment  Agreement  of  Alan P.  Hirmes,  dated  November  17, 2003
          (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(t)     Employment  Agreement of  Marc D.  Schnitzer,  dated November 17, 2003
          (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003)

10(u)     Future  Relations  Agreement,  dated  as of November 17, 2003,  by and among Stephen Ross, Related General II L.P., RCMP Management Inc., the
          Related  Companies,   L.P.,  and  CharterMac   Capital  Company,   LLC
          (incorporated  by reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(v) Ross Non-Qualified Share Option Agreement (incorporated by reference to our Registration Statement on Form S-8, filed on November 24,
          2003).



                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
10(w)     Registration Rights Agreement,  dated as of November 17, 2003, by  and among our Company and APH Associates  L.P., DLK Associates  L.P., Marc
          Associates,  L.P.,  Related  General II, L.P. and SJB Associates  L.P.
          (incorporated by reference to our Registration  Statement on Form S-8, filed on November 24, 2003).

10(x) Shared Services Agreement, dated as of November 17, 2003, by and among The Related Companies, L.P., Related Management Company, and
          CharterMac  Capital Company  (incorporated by reference to our Current
          Report on Form 8-K, filed with the Commission on December 1, 2003).

10(y)     Other  Services  Agreement,  dated  November 17, 2003, by and  between
          Relcap  Holding  Company  LLC  and  CharterMac  Capital  Company,  LLC
          (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(z)     CharterMac  Guaranty,   dated   December  17,  2002  (incorporated  by
          reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(aa)    Restricted Share Plan (incorporated by reference to  our  Registration
          Statement  on Form S-8,  filed with the  Commission  on  November  24,
          2003).

10(ab) Amended and Restated Incentive Share Plan (incorporated by reference to our Form S-8/A, filed with the Commission on March 2, 2004).

10(ac) Form of Non-Qualified Share Option Award Agreement. (incorporated by reference to Exhibit 10(af) in our December 31, 2004 Annual Report on
          Form 10-K).

10(ad) Form of Restricted Share Award Agreement. (incorporated by reference to Exhibit 10(ag) in our December 31, 2004 Annual Report on Form
          10-K).

10(ae)    Separation   and    consulting    agreement   with  Stuart  J.  Boesky
          (incorporated  by reference to our current  report on Form 8-K,  filed with the Commission on November 9, 2005).

10(af) Amended And Restated Credit Agreement Dated As Of July 16, 2004 by and among CharterMac, Charter Mac Corporation, and Fleet National
          Bank, As Agent and Lenders, as amended.*

10(ag)    Amended   and   Restated  Mortgage  Warehousing  Credit  and  Security
          Agreement,  dated as of March  18,  2005,  by and  between  CharterMac
          Mortgage Capital  Corporation,  Fleet National Bank, a Bank of America
          Company, as Agent and Lenders, as amended.*

10(ah)    Acquisition  Loan  Agreement,  dated  as  of December 24, 2001,  among
          Charter Mac Corporation, as Borrower, Fleet National Bank, as Agent, and the Lenders, as amended*

10(ai)    Ninth  Amended  and Restated  Loan  Agreement  $90,000,000  Tax Credit
          Warehouse Capital Line of Credit to RCC Credit Facility, L.L.C. as amended*

10(aj)    Investment  Agreement   and   Acquisition  of  Capri  Capital  Limited
          Partnership by CM Investor LLC dated March 11, 2005.*

10(ak)   Second  Amended  and  Restated  Advisory  Services   Agreement  between
         American  Mortgage  Acceptance  Company and CharterMac AMI  Associates,
         Inc.*



                                                                                   Sequential
                                                                                      Page
                                                                                   ----------
12        Ratio of earnings to fixed charges and preferred dividends.*                124

21        Subsidiaries of our Company.*                                               125

23        Consent of Independent Registered Public Accounting Firm*                   126

31.1      Chief Executive Officer  certification  pursuant to Section 302 of the
          Sarbanes- Oxley Act of 2002.*                                               127

31.2      Chief Financial Officer  certification  pursuant to Section 302 of the
          Sarbanes- Oxley Act of 2002.*                                               128

32        Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.*                                                                      129

* Filed herewith.


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHARTERMAC
                                    (COMPANY)




Date: March 15, 2006               By: /s/ Marc D. Schnitzer
                                       ---------------------
                                       Marc D. Schnitzer
                                       Managing Trustee, Chief Executive Officer
                                       and President




Date: March 15, 2006               By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Managing Trustee, Chief Operating Officer
                                       and Chief Financial Officer

                                POWER OF ATTORNEY

Each person whose signature  appears below hereby  constitutes and appoints Marc
D. Schnitzer and Alan P. Hirmes, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

     Signature                           Title                        Date
-----------------------      -------------------------------     -------------

/s/ Stephen M. Ross
-------------------          Managing Trustee,
Stephen M. Ross              Chairman of the Board               March 15, 2006

/s/ Alan P. Hirmes
------------------           Managing Trustee,
Alan P. Hirmes               Chief Operating Officer and
                             Chief Financial Officer             March 15, 2006

/s/ Peter T. Allen
------------------
Peter T. Allen               Managing Trustee                    March 15, 2006

/s/Andrew L. Farkas
-------------------
Andrew L. Farkas             Managing Trustee                    March 15, 2006

/s/ Thomas W. White
-------------------
Thomas W. White              Managing Trustee                    March 15, 2006

/s/ Marc D. Schnitzer
---------------------        Managing Trustee,
Marc D. Schnitzer            Chief Executive Officer
                             and President                       March 15, 2006

/s/ Jeff T. Blau
----------------
Jeff T. Blau                 Managing Trustee                    March 15, 2006

/s/ Robert A. Meister
---------------------
Robert A. Meister            Managing Trustee                    March 15, 2006

/s/ Jerome Y. Halperin
----------------------
Jerome Y. Halperin           Managing Trustee                    March 15, 2006

/s/ Janice Cook Roberts
-----------------------
Janice Cook Roberts          Managing Trustee                    March 15, 2006

/s/ Nathan Gantcher
-------------------
Nathan Gantcher              Managing Trustee                    March 15, 2006

/s/ Robert L. Loverd
--------------------
Robert L. Loverd             Managing Trustee                    March 15, 2006

                                                                      Exhibit 12

Ratio of Earnings to Combined Fixed Charges and Preference Dividends


(Dollars in thousands)
                                                                             December 31,
                                                --------------------------------------------------------------------

                                                  2005           2004           2003          2002            2001
                                                ---------      ---------      ---------     ---------      ---------
Interest expense                                $  82,817      $  52,409      $  23,919     $  19,004      $  16,132
Amortized capitalized costs related to
  indebtedness                                      2,642          3,310          2,163           940            727
Preference security dividend requirements
  of consolidated subsidiaries                     25,123         22,840         18,897        17,266         12,578
                                                ---------      ---------      ---------     ---------      ---------

  Total fixed charges                           $ 110,582      $  78,559      $  44,979     $  37,210      $  29,437
                                                =========      =========      =========     =========      =========


Net income before minority interests            $(295,673)     $(143,462)     $  64,498     $  62,613      $  38,985
Add:  Total fixed charges                         110,582         78,559         44,979        37,210         29,437
Less:  Preference security dividend
  requirements of consolidated subsidiaries       (25,123)       (22,840)       (18,897)      (17,266)       (12,578)
                                                ---------      ---------      ---------     ---------      ---------
Earnings                                        $(210,214)     $ (87,743)     $  90,580     $  82,557      $  55,844
                                                =========      =========      =========     =========      =========

Ratio of Earnings to Combined Fixed
  Charges and Preference Dividends               See NOTE       See NOTE          2.0:1         2.2:1           1.9:1


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

NOTE: Earnings (as defined in Regulation S-K) were insufficient to cover Combined Fixed Charges and Preference Dividends (also as defined in Regulation S-K) by $320.8 million for the year ended December 31, 2005, and by $166.3 million for the year ended December 31, 2004, yielding a ratio of earnings to combined fixed charges and preference dividends of -1.9:1 in 2005 and -1.1:1 in 2004. These shortfalls are due to the consolidation of partnerships deemed to be variable interest entities ("consolidated partnerships") pursuant to Financial Interpretation 46(R) ("FIN 46(R)"). Pursuant to Regulation S-K, the definition of Earnings does not permit the subtraction of amounts allocated to minority interests in consolidated subsidiaries if those subsidiaries incur fixed charges. The inclusion of the consolidated partnerships in the consolidated financial statements affected this ratio as follows:

     o Combined Fixed Charges and Preference Dividends (which, as defined, totaled $110.6 million in 2005 and $78.6 million in 2004) includes consolidated partnership interest expense of $26.3 million in 2005 and $21.4 million in 2004, although these expenses are paid directly by the consolidated partnerships; and
     o Earnings (which, as defined, was a loss of $210.2 million in 2005 and $87.7 million in 2004) includes consolidated partnership operating losses totaling $349.5 million in 2005 and $220.0 million in 2004, although virtually all such operating losses are absorbed by the limited partners of the consolidated partnerships.

                                                                      Exhibit 21



               Subsidiaries of the Company as of December 31, 2005
               ---------------------------------------------------

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

CharterMac Corporation, a Delaware corporation

    Subsidiaries of CharterMac Equity Issuer Trust, a Delaware business trust
    -------------------------------------------------------------------------

CharterMac Origination Trust I, a Delaware statutory trust

CharterMac Owner Trust I, a Delaware statutory trust

   Subsidiaries of CharterMac Originatioin Trust I and CharterMac Corporation
   --------------------------------------------------------------------------

CharterMac Residual Holder LLC, a Delaware limited liability company

                     Subsidiaries of CharterMac Corporation
                     --------------------------------------

CharterMac Mortgage Capital Corp., Inc. a Delaware corporation

CharterMac Capital Company, LLC, a Delaware limited liability company

CM Investor LLC, a Delaware limited liability company

CharterMac Mortgage Partners Corp., a Delaware corporation

Centerbrook Holdings LLC, a Delaware limited liability company

                 Subsidiaries of CharterMac Capital Company LLC
                 ----------------------------------------------

CharterMac Capital LLC, a Delaware limited liability company (formerly known as Related Capital Company LLC)

                     Subsidiaries of CharterMac Capital LLC
                     --------------------------------------

RCC Manager LLC, a Delaware limited liability company

RCC Credit Facility LLC, a Delaware limited liability company

                         Subsidiaries of RCC Manager LLC
                         -------------------------------

CharterMac AMI Associates Inc., a Delaware corporation (formerly known as Related AMI Associates Inc.)

                                                                      Exhibit 23



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference

     o    in  the  Registration   Statement  (Form  S-3/A  No.   333-120077)  of
          CharterMac,
     o in the Registration Statement (Form S-8 and its post effective amendment on Form S-8/A No. 333-55957) pertaining to the CharterMac (formerly known as "Charter Municipal Mortgage Acceptance Company") Incentive Share Option Plan,
     o    in the Registration Statement (Form S-3 No. 333-54802) of CharterMac,
     o    in the Registration Statement (Form S-3 No. 333-109078) of CharterMac,
     o    in the Registration Statement (Form S-8 No. 333-110722) of CharterMac,
     o in the Registration Statement (Form S-3/A and its post effective amendment on Form POS AM 1 No. 333-111919) of CharterMac.

of our reports dated March 15, 2006, relating to the financial statements and financial statement schedules of CharterMac and subsidiaries, and management's report on the effectiveness of internal control over financial reporting appearing in the Annual Report on Form 10-K of CharterMac and subsidiaries for the year ended December 31, 2005.


/s/ DELOITTE & TOUCHE LLP
New York, New York

March 15, 2006

                                                                    Exhibit 31.1



                                  CERTIFICATION


I, Marc D. Schnitzer, hereby certify that:

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


Date:  March 15, 2006                               By:  /s/ Marc D. Schnitzer
       --------------                                    ---------------------
                                                         Marc D. Schnitzer
                                                         Chief Executive Officer

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


Date:  March 15, 2006                               By:  /s/ Alan P. Hirmes
       --------------                                    ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                      Exhibit 32



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of CharterMac (the "Company") on Form 10-K for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc D. Schnitzer, Chief Executive Officer of the Company and I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Marc D. Schnitzer                           By: /s/ Alan P. Hirmes
     ---------------------                               ------------------
     Marc D. Schnitzer                                   Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     March 15, 2006                                      March 15, 2006


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (In thousands)

            Summarized condensed financial information of registrant

                  (not including its consolidated subsidiaries)

                            CONDENSED BALANCE SHEETS


                                                                         December 31,
                                                               ------------------------------
                                                                   2005              2004
                                                               ------------       -----------

                                           ASSETS
Mortgage revenue bonds-at fair value                           $     81,539       $   113,024
Cash and cash equivalents                                            52,791            12,957
Deferred costs - net of amortization of $7,485 and
  $5,355                                                              5,095             6,080
Due from subsidiaries                                               133,162           126,546
Intangible assets - net of amortization of $2,503 and
  $2,158                                                                603               949
Investment in subsidiaries                                          740,289           615,625
Other investments                                                    57,086            25,596
Other assets                                                          9,955             5,752
Loan to affiliate                                                        --             4,600

                                                               ------------       -----------
Total Assets                                                     $1,080,520       $   911,129
                                                               ============       ===========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable, accrued expenses and other
     liabilities                                                      4,802             4,492
   Distributions payable                                             25,883            23,915
                                                               ------------       -----------

Total liabilities                                                    30,685            28,407
                                                               ------------       -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred  shares; no par value
        (2,160 shares issued and  outstanding in 2005 and
        none issued and outstanding in 2004)                        104,498                --
     Convertible CRA  Shares  (6,552  shares  issued  and
        outstanding in 2005 and  2004)                              104,369           108,745
     Special   preferred  voting  shares;  no  par  value
      (14,885  shares issued and  outstanding in 2005 and
      15,172 shares issued and outstanding in 2004)                     150               152
     Common  shares;   no  par   value   (100,000  shares
        authorized; 52,309 issued and 51,988  outstanding
        in 2005 and 51,363 issued and 51,229  outstanding
        in 2004)                                                    752,042           773,165
   Restricted shares granted                                         (4,193)           (7,922)
   Treasury  shares of beneficial  interest - common,  at
    cost (321 shares in 2005 and 134 shares in 2004)                 (7,135)           (2,970)
   Accumulated other comprehensive income                           100,104            11,552
                                                               ------------       -----------
Total shareholders' equity                                        1,049,835           882,722
                                                               ------------       -----------

Total liabilities and shareholders' equity                       $1,080,520       $   911,129
                                                               ============       ===========


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                             Years Ended December 31,
                                                                     --------------------------------------
                                                                        2005           2004         2003
                                                                     ----------     ----------   ----------
                                                                                  (In thousands)
Revenues:
   Mortgage revenue bond interest income                             $    7,267     $    7,948   $    8,309
   Other revenues                                                         8,591          4,212        4,191
                                                                     ----------     ----------   ----------
     Total revenues                                                      15,858         12,160       12,500
                                                                     ----------     ----------   ----------


Expenses:
   Interest expense                                                           4             35           --
   General and administrative                                             8,503          6,958        7,146
   Depreciation and amortization                                          1,895          1,630        1,140
   Loss on impairment of assets                                             296            147           --
                                                                     ----------     ----------   ----------
     Total expenses                                                      10,698          8,770        8,286
                                                                     ----------     ----------   ----------

Income before equity in earnings of subsidiaries
   and investments and loss on repayment of mortgage revenue bonds        5,160          3,390        4,214

Equity in earnings of subsidiaries                                       50,874         59,792       60,604

Equity in earnings of investments                                         3,038          2,219        2,219

Loss on repayment of mortgage revenue bonds                                 (58)           (38)        (451)
                                                                     ----------     ----------   ----------


Net income                                                           $   59,014     $   65,363   $   66,586
                                                                     ==========     ==========   ==========

Allocation of net income to:
   Special distribution to Manager                                   $       --     $       --   $    5,332
                                                                     ----------     ----------   ----------
   Manager                                                           $       --     $       --   $        6
                                                                     ----------     ----------   ----------
   4.4% Convertible CRA preferred shareholders                       $    2,020     $       --   $       --
   Common shareholders                                               $   50,558     $   56,786   $   54,608
   Convertible CRA shareholders                                      $    6,436          8,577        6,640
                                                                     ----------     ----------   ----------
     Total                                                           $   59,014     $   65,363   $   61,248
                                                                     ----------     ----------   ----------


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                           Years Ended December 31,
                                                                  ----------------------------------------
                                                                     2005           2004           2003
                                                                  ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  59,014      $  65,363      $  66,586
   Adjustments to reconcile net income to net cash used in
     operating activities:
   Loss on repayment of mortgage revenue bonds                           58             38            451
   Loss on impairment of assets                                         296            147             --
   Depreciation and amortization                                      1,895          1,630          1,140
   Equity in earnings of subsidiaries                               (50,874)       (59,792)       (60,604)
   Non-cash compensation expense                                      8,661            597             --
   Other non-cash expense                                             1,107            525          1,534
   Changes in operating assets and liabilities:
     Other assets                                                    (4,595)           180           (205)
     Accounts payable, accrued expenses and other liabilities        (3,300)        (5,752)        (3,354)
     Loans to affiliates                                              4,600         (4,600)            --
     Due to / from subsidiaries                                      (6,616)       (25,275)       (59,963)
                                                                  ---------      ---------      ---------
Net cash provided by (used in) operating activities                  10,246        (26,939)       (54,415)
                                                                  ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments of mortgage revenue bonds and notes                    17,518          2,935         18,006
   Mortgage revenue bond acquisitions and fundings                   (3,405)        (2,390)       (12,708)
   Deferred investment acquisition costs                                (47)            --           (767)
   Investment in subsidiaries                                        38,398          3,108         29,135
   Other investments                                                (34,494)          (742)        (3,631)
                                                                  ---------      ---------      ---------
Net cash provided by investing activities                            17,970          2,911         30,035
                                                                  ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                    (96,582)       (84,395)       (65,121)
   Issuance of  common shares and convertible CRA shares                 --        110,803        107,500
   Issuance of preferred shares                                     108,000             --             --
   Proceeds from stock options exercised                              3,804            308          1,651
   Retirement of special preferred voting shares                         (2)           (10)            --
   Deferred financing costs                                          (3,602)        (6,484)        (7,261)
                                                                  ---------      ---------      ---------

Net cash provided by financing activities                            11,618         20,222         36,769
                                                                  ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                 39,834         (3,806)        12,389

Cash and cash equivalents at the beginning of the period             12,957         16,763          4,374
                                                                  ---------      ---------      ---------

Cash and cash equivalents at the end of the period                $  52,791      $  12,957      $  16,763
                                                                  =========      =========      =========

Supplemental information

Supplemental disclosure of non-cash activities:

   Contribution of mortgage revenue bonds to subsidiaries         $  15,715      $      --      $  69,266
                                                                  =========      =========      =========


   Distribution of mortgage revenue bonds from subsidiaries       $      --      $  12,664      $      --
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


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Introduction and Basis of Presentation

Basis of Financial Information

The accompanying condensed financial statements (the "Parent Company Financial Statements") are for CharterMac (not including its subsidiaries).

The Parent Company Financial Statements, including the notes thereto, should be read in conjunction with our consolidated financial statements and the notes thereto which are included in this Form 10-K.

2. Cash Dividends received from subsidiaries

The table below reflects the cash dividends received for each of the last three fiscal years from subsidiaries and 50% or less owned persons accounted for under the equity method.


(In thousands)                                2005         2004         2003
                                            --------     --------     --------
Consolidated subsidiaries CMC                $   --        $2,200       $1,942
Equity method ARCap                           2,219         2,219        2,219


3.  Guarantees

In connection with the CMC warehouse line, both we and our subsidiary, CM Corp., have entered into guarantees for the benefit of Bank of America, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the CMC warehouse line.

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 2005


                                                           Additions
                                                   -------------------------
                                                                  Charged to
                                    Balance at     Charged to       Other                         Balance at
(in thousands)                     beginning of     costs and     Accounts -     Deductions -       end of
Description                           period        expenses       Describe        Describe         period
-------------------------------    ------------    -----------    -----------    -------------    ----------
Allowance for Doubtful Accounts
2005                                 $ 2,379         $ 2,555       $    --         $   537 (1)     $ 4,397
2004                                     107           2,272            --              --           2,379
2003                                      --             107            --              --             107


(1) Reversal of reserves for 3 investment funds.