Form 10-Q
period 2006-03-31
CHARTERMAC
filed 2006-05-10
CIK 1043325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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

                                 (212) 317-5700
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2006, there were 52,096,063 outstanding shares of the registrant's shares of beneficial interest.

                                TABLE OF CONTENTS

                                   CHARTERMAC

                                    FORM 10-Q


                                                                                             PAGE
PART I
              Item 1.     Financial Statements                                                 3
              Item 2.     Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                           26
              Item 3.     Quantitative and Qualitative Disclosures about Market Risks         36
              Item 4.     Controls and Procedures                                             37

PART II
              Item 1.     Legal Proceedings                                                   38
              Item 1A.    Risk Factors                                                        38
              Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds         38
              Item 3.     Defaults Upon Senior Securities                                     38
              Item 4.     Submission of Matters to a Vote of Security Holders                 38
              Item 5.     Other Information                                                   38
              Item 6.     Exhibits                                                            38

SIGNATURES                                                                                    39


     See accompanying notes to condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                         March 31,      December 31,
                                                                           2006            2005
                                                                        -----------     -----------
                                                                        (UNAUDITED)

                                               ASSETS

Mortgage revenue bonds-at fair value                                    $ 2,310,468     $ 2,294,787
Other investments                                                           185,825         298,590
Cash and cash equivalents                                                   171,704         161,295
Restricted cash                                                              34,119          34,025
Goodwill and intangible assets, net                                         443,341         439,175
Other assets                                                                166,725         144,670
Investments held by consolidated partnerships                             3,058,796       3,025,762
Other assets of consolidated partnerships                                   602,532         580,524
                                                                        -----------     -----------

Total assets                                                            $ 6,973,510     $ 6,978,828
                                                                        ===========     ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                               $ 1,521,959     $ 1,429,692
   Preferred shares of subsidiary (subject to mandatory
    repurchase)                                                             273,500         273,500
   Notes payable                                                            200,325         304,888
   Accounts payable, accrued expenses and other liabilities                 164,726         179,275
   Notes payable and other liabilities of consolidated
    partnerships                                                          1,528,615       1,627,556
                                                                        -----------     -----------

Total liabilities                                                         3,689,125       3,814,911
                                                                        -----------     -----------

Minority interests in consolidated subsidiaries                             258,999         262,274
                                                                        -----------     -----------
Preferred shares of subsidiary (not subject to mandatory                    104,000         104,000
   repurchase)
                                                                        -----------     -----------
Partners' interests in consolidated partnerships                          1,895,395       1,747,808
                                                                        -----------     -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred shares; no par value; 2,160
        shares issued and outstanding in 2006 and 2005                      104,498         104,498
     Convertible CRA shares; no par value; 6,552 shares issued
       and outstanding in 2006 and 2005                                     103,125         104,369
     Special preferred voting shares; no par value (14,865
      shares issued and outstanding in 2006 and 14,885 shares
      issued and outstanding in 2005)                                           149             150
     Common shares; no par value (100,000 shares authorized;
       52,388 issued and 52,047 outstanding in 2006 and 52,309
       issued and 51,988 outstanding in 2005)                               739,956         752,042
   Restricted shares granted                                                   --            (4,193)
   Treasury shares of beneficial interest - common, at cost
    (341 shares in 2006 and 321 shares in 2005)                              (7,571)         (7,135)
   Accumulated other comprehensive income                                    85,834         100,104
                                                                        -----------     -----------
Total shareholders' equity                                                1,025,991       1,049,835
                                                                        -----------     -----------

Total liabilities and shareholders' equity                              $ 6,973,510     $ 6,978,828
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

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                   2006         2005
                                                                 --------     --------
Revenues:
   Mortgage revenue bond interest income                         $ 36,522     $ 36,367
   Other interest income                                            5,939        3,563
   Fee income                                                      16,071        9,584
   Other revenues                                                   4,321        3,530
   Revenues of consolidated partnerships                            8,245        4,902
                                                                 --------     --------
     Total revenues                                                71,098       57,946
                                                                 --------     --------

Expenses:
   Interest expense                                                17,107       10,580
   Interest expense of consolidated partnerships                    6,946        6,889
   Interest expense - distributions to preferred shareholders
     of subsidiary                                                  4,724        4,725
   General and administrative                                      31,768       26,212
   Depreciation and amortization                                    8,913        7,696
   Other expenses of consolidated partnerships                     15,281       11,047
                                                                 --------     --------
     Total expenses                                                84,739       67,149
                                                                 --------     --------

Loss before other income                                          (13,641)      (9,203)

Equity and other income                                               752          524
Gain on sale of loans and repayment of mortgage revenue bonds       5,430        1,696
Loss on investments held by consolidated partnerships             (62,149)     (49,939)
                                                                 --------     --------

Loss before allocations and income taxes                          (69,608)     (56,922)

Income allocated to preferred shareholders of subsidiary           (1,556)      (1,556)
Minority interests in consolidated subsidiaries, net of tax        (5,879)      (6,065)
Loss allocated to partners of consolidated partnerships            88,781       70,963
                                                                 --------     --------

Income before income taxes                                         11,738        6,420
Income tax benefit                                                  2,919        8,365
                                                                 --------     --------

Net income                                                       $ 14,657     $ 14,785
                                                                 ========     ========

Allocation of net income to:
   4.4% Convertible CRA preferred shareholders                   $  1,188     $     --
   Common shareholders                                             11,962       13,110
   Convertible CRA shareholders                                     1,507        1,675
                                                                 --------     --------
     Total                                                       $ 14,657     $ 14,785
                                                                 ========     ========

Net income per share:
   Basic                                                         $   0.23     $   0.26
                                                                 ========     ========
   Diluted                                                       $   0.23     $   0.25
                                                                 ========     ========

Weighted average shares outstanding:
   Basic                                                           58,578       57,821
                                                                 ========     ========
   Diluted                                                         58,895       58,236
                                                                 ========     ========

Dividends declared per share                                     $   0.42     $   0.41
                                                                 ========     ========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                            -----------------------
                                                                               2006          2005
                                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  14,657     $  14,785
   Adjustments to reconcile net income to net cash provided by operating activities:
   (Gain) loss on repayment of mortgage revenue bonds                            (891)            9
   Depreciation and amortization                                                8,913         7,696
   Equity in income of unconsolidated entities                                   (510)         (524)
   Income allocated to preferred shareholders of subsidiary                     1,556         1,556
   Income allocated to minority interests in consolidated subsidiaries          5,879         6,065
   Non-cash compensation expense                                                2,035         1,823
   Other non-cash expense                                                       1,342         1,148
   Deferred taxes                                                                  --        (2,880)
   Distributions received from equity investees                                 1,374           555
   Changes in operating assets and liabilities:
    Mortgage servicing rights                                                  (3,951)       (3,115)
    Mortgage loans held for sale                                               95,412       (20,251)
    Loan to affiliate                                                              --         4,600
    Deferred revenues                                                          (2,502)      (13,268)
    Other assets                                                              (29,558)       11,578
    Accounts payable, accrued expenses and other liabilities                  (12,766)       (3,777)
                                                                            ---------     ---------

Net cash provided by operating activities                                      80,990         6,000
                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal amortization and repayments of mortgage revenue bonds             31,509        10,499
   Mortgage revenue bond acquisitions and fundings                            (60,675)     (111,751)
   Investments in notes receivable                                             (1,250)           --
   Repayments of notes receivable                                                 667         2,700
   Acquisitions, net of cash acquired                                             113         8,558
   Loans to Capri Capital                                                          --        (6,000)
   Advances to partnerships                                                   (28,103)      (29,304)
   Collection of advances to partnerships                                      38,120        25,749
   Deferred investment acquisition costs                                          (46)       (1,175)
   Increase in cash and cash equivalents - restricted                             (94)         (380)
   Other investing activities                                                  (1,172)       (9,813)
                                                                            ---------     ---------

Net cash used in investing activities                                         (20,931)     (110,917)
                                                                            ---------     ---------


                                   (continued)

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                         2006           2005
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                         (25,914)      (23,896)
   Distributions to preferred shareholders of subsidiary                  (1,556)       (1,556)
   Distributions to Special Common Unit and Special Membership Unit       (8,916)       (8,663)
    holders
   Proceeds from financing arrangements                                   96,968       247,792
   Repayments of financing arrangements                                   (4,701)     (112,715)
   (Decrease) increase in notes payable                                 (105,531)       28,692
   Proceeds from stock options exercised                                      --             8
   Deferred financing costs                                                   --          (796)
                                                                       ---------     ---------


Net cash (used in) provided by financing activities                      (49,650)      128,866
                                                                       ---------     ---------

Net increase in cash and cash equivalents                                 10,409        23,949
Cash and cash equivalents at the beginning of the year                   161,295        71,287
                                                                       ---------     ---------

Cash and cash equivalents at the end of the period                     $ 171,704     $  95,236
                                                                       =========     =========

Acquisition activity:

   Redemption of preferred stock and advances                          $   7,170     $      --
   Conversion of note receivable                                              --        70,000
   Assets acquired                                                        (8,421)      (73,989)
   Liabilities assumed                                                     1,364        12,547
                                                                       ---------     ---------
Net cash received in acquisitions                                      $     113     $   8,558
                                                                       =========     =========

Non-cash investing and financing activities:
        Share grants                                                   $   3,662     $   1,439
                                                                       ---------     ---------
        Conversion of SCUs to common shares                            $     358     $      --
                                                                       ---------     ---------
        Treasury stock purchases via employee withholding              $     435     $   1,946
                                                                       ---------     ---------


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we", "our" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries. For the entities identified throughout this document as "consolidated partnerships", the financial information included is as of and for the periods ended December 31, 2005, the latest practical date available.

The accompanying interim financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. However, given the seasonal nature of our business, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

Our annual report on Form 10-K for the year ended December 31, 2005, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2005, nor have there been any new accounting pronouncements pending adoption that would have a significant impact on our unaudited condensed consolidated financial statements, except as indicated below.

We are responsible for the unaudited condensed consolidated financial statements included in this document. Our unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts from prior years have been reclassified to conform to the 2006 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT, which replaces SFAS No. 123. The impact of adopting this Standard was not material to us, as we had been accounting for share-based payments following the fair value provisions of SFAS No. 123.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL Assets ("SFAS No. 156"). This statement stipulates the accounting for mortgage servicing rights ("MSRs") and requires that they be recorded initially at fair value. The statement also permits, but does not require, that we may subsequently record those MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We will adopt SFAS No. 156, as required, in the first quarter of 2007. We are currently determining the impact, if any, on our financial statements.

NOTE 2 - ACQUISITIONS

Effective  March 1, 2006,  we  acquired  Capri Real Estate  Services  from Capri
Capital Advisors LLC ("CCA"), and renamed it CharterMac Real Estate Securities ("CRES"). CRES is a manager of hedge funds and other funds concentrating on investing in securities of publicly traded real estate operating companies.

The consideration paid was approximately $7.2 million, subject to additional consideration based on growth of assets under management by CRES. The initial consideration included the redemption of the preferred interest we held in CCA, valued at $4.1 million, plus approximately $3.1 million of costs and advances we had made to CCA with respect to this business.

We accounted for the acquisition as a purchase and, accordingly, we included the results of operations in the condensed consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



the estimated fair values of the assets and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired and liabilities assumed was recognized as goodwill of approximately $7.9 million. Certain allocations are preliminary as of March 31, 2006, including the allocation to goodwill, and will be refined as we gather further information on fair value and determine the fair values of intangible assets acquired.

Pro forma information is not presented, as this acquisition is not material to our revenues, net income or assets.

NOTE 3 - MORTGAGE REVENUE BONDS

The following table summarizes our mortgage revenue bond portfolio:


                                                   March 31,        December 31,
         (In thousands)                              2006              2005
----------------------------------                -----------       -----------
Amortized cost basis                              $ 2,446,023       $ 2,417,185
Gross unrealized gains                                104,405           116,541
Gross unrealized losses                               (16,331)          (11,424)
                                                  -----------       -----------
Subtotal/fair value                                 2,534,097         2,522,302
  Less: eliminations (1)                             (223,629)         (227,515)
                                                  -----------       -----------
Total fair value per balance sheet                $ 2,310,468       $ 2,294,787
                                                  ===========       ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:


                                 Less than      12 Months
(Dollars in thousands)           12 Months       or More         Total
----------------------           ---------      ---------      ---------
MARCH 31, 2006

Number of bonds                         51             65            116
Fair value                        $341,392       $357,840       $699,232
Gross unrealized loss             $ 10,702       $  5,629       $ 16,331

                                  --------------------------------------

DECEMBER 31, 2005

Number                                  36             55             91
Fair value                        $253,063       $327,183       $580,246
Gross unrealized loss             $  6,775       $  4,649       $ 11,424


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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



The following summarizes the maturity dates of mortgage revenue bonds we held as of March 31, 2006:


                                                                     Weighted
                                     Outstanding                      Average
        (In thousands)               Bond Amount     Fair Value    Interest Rate
------------------------------       -----------     ----------    -------------
Due in less than one year            $      719      $      672        8.08%
Due between one and five years            9,344           9,265        6.12
Due after five years                  2,432,063       2,524,160        6.63
                                     ----------      ----------        ----
Total / weighted average              2,442,126       2,534,097        6.63%
                                                                       ====
   Less: eliminations (1)              (226,696)       (223,629)
                                     ----------      ----------
      Total                          $2,215,430      $2,310,468
                                     ==========      ==========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

The following table summarizes our acquisition activity for the three months ended March 31, 2006:


                                                        Weighted        Weighted
                                                         Average         Average
                                            Face      Construction      Permanent
            (In thousands)                 Amount     Interest Rate   Interest Rate
--------------------------------------    --------    -------------   -------------
Construction/rehabilitation properties    $ 60,675       5.82%            5.82%


The following table summarizes mortgage revenue bonds repaid for three months ended March 31, 2006:


                                        Net Book                   Realized
         (In thousands)                  Value       Proceeds   Gains (Losses)
---------------------------------       --------     --------   --------------
Participating, stabilized                $12,755      $13,652      $   897
Non-participating, stabilized             11,814       11,808           (6)
Non-participating, not stabilized          1,450        1,450           --
                                         -------      -------      -------
Total                                    $26,019      $26,910      $   891
                                         =======      =======      =======


At March 31, 2006, mortgage revenue bonds with an aggregate fair value of $2.3 billion were securitized or pledged as collateral in relation to financing arrangements. Of these, 21 bonds with a fair value of approximately $223.6 million are eliminated in consolidation as noted in the tables above.

See also Note 17 regarding the status of other mortgage revenue bonds in our portfolio for which we have assumed the general partner interest in the associated property-level partnership.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 4 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:


                                                        March 31,   December 31,
                (In thousands)                            2006         2005
--------------------------------------------------      --------    -----------
Investment in equity interests in LIHTC properties      $ 36,997     $ 46,985
Investment in properties under development                 4,271        4,300
Investment in ARCap                                       18,811       19,874
CCA loans and preferred stock                             20,150       26,884
Mortgage loans held for sale                              57,956      153,277
Notes receivable                                          32,003       32,670
Other investments                                         15,637       14,600
                                                        --------     --------
   Total other investments                              $185,825     $298,590
                                                        ========     ========


The balance of "CCA loans and preferred stock" at December 31, 2005, included $4.1 million of preferred stock that was redeemed and $2.7 million of advances that were forgiven as part of the purchase price of CRES (see Note 2).

 "Notes receivable" includes a $26.0 million investment in a mortgage loan in which we have co-invested with American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust we manage (which invested $5.0 million pursuant to a Subordinated Participation Agreement). We sold the investment at par to AMAC in April 2006 (see Note 18).

 "Other investments" includes $5.0 million invested in a fund sponsored by CRES, which is not consolidated in our financial statements.

NOTE 5 - OTHER ASSETS

The components of other assets were as follows:


                                                        March 31,    December 31,
(In thousands)                                            2006          2005
----------------------------------------------------    ---------    -----------
Deferred financing and other costs                      $  37,298     $ 38,059
Less: Accumulated amortization                            (14,860)     (14,031)
                                                        ---------     --------

Net deferred costs                                         22,438       24,028

Real estate owned                                          36,431       35,608

Interest receivable                                        17,153       16,964
Fees receivable, net                                       34,985       30,774
Due from unconsolidated partnerships, net                  13,568        7,668
Furniture, fixtures and leasehold improvements, net         9,014        8,178
Income tax receivable                                       6,063        4,276
Interest rate swap at fair value                            6,276        4,857
Deferred taxes                                                857        1,849
Other                                                      19,940       10,468
                                                        ---------     --------

Total                                                   $ 166,725     $144,670
                                                        =========     ========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:


                                               March 31,      December 31,
        (In thousands)                           2006            2005
------------------------------                 --------       -----------
Goodwill                                       $243,375         $235,684
Other intangible assets, net                    137,377          141,301
Mortgage servicing rights, net                   62,589           62,190
                                               --------         --------

Total                                          $443,341         $439,175
                                               ========         ========


A. GOODWILL

The following table provides information regarding goodwill by segment:


                                            Fund         Mortgage
        (In thousands)                   Management      Banking         Total
----------------------------             ----------     ---------     ----------
Balance at December 31, 2005             $ 197,937      $  37,747     $ 235,684
Additions                                    7,888             --         7,888
Reductions                                    (197)            --          (197)
                                         ---------      ---------     ---------
Balance at March 31, 2006                $ 205,628      $  37,747     $ 243,375
                                         =========      =========     =========


The increase in Fund Management goodwill relates to the acquisition of CRES (see
Note 2). The reduction in Fund Management goodwill pertained to the conversion of SCUs, the deferred tax impact of which served to effectively lower the purchase price of CharterMac Capital LLC ("CharterMac Capital").


B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:

                                         Estimated
                                           Useful
                                            Life             Gross                 Accumulated
            (In thousands)               (in Years)      Carrying Amount           Amortization                   Net
---------------------------------------  ----------  ----------------------    ----------------------    ----------------------
                                                     March 31,  December 31,   March 31,  December 31,   March 31,  December 31,
                                                       2006        2005          2006        2005          2006        2005
                                                     --------   ------------   --------   ------------   --------   ------------
Amortized identified intangible assets:
  Partnership service contracts              9.4     $ 47,300     $ 47,300     $ 11,982     $ 10,718     $ 35,318     $ 36,582
  Transactional relationships               16.7      103,000      103,000       19,971       17,864       83,029       85,136
  General partner interests                  9.0        5,100        5,100        1,343        1,201        3,757        3,899
  Joint venture developer relationships      5.0        4,800        4,800        2,275        2,035        2,525        2,765
  Mortgage banking broker relationships      5.0        1,080        1,080          234          180          846          900
  Other identified intangibles               9.3        4,427        4,427        3,298        3,181        1,129        1,246
                                            ----     --------     --------     --------     --------     --------     --------
Subtotal/weighted average life              13.8      165,707      165,707       39,103       35,179      126,604      130,528
                                            ====

Unamortized identified intangible assets:
  Mortgage banking licenses and approvals
    with no expiration                                 10,773       10,773           --           --       10,773       10,773
                                                     --------     --------     --------     --------     --------     --------

Total identified intangible assets                   $176,480     $176,480     $ 39,103     $ 35,179     $137,377     $141,301
                                                     ========     ========     ========     ========     ========     ========

                                                                                 2006         2005
                                                                               --------     --------
Amortization expense recorded for the
  three months ended March 31,                                                 $  3,924     $  4,170
                                                                               ========     ========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



The amortization of "other identified intangibles" (approximately $477,000 per year) is included as a reduction to mortgage revenue bond interest income as they pertain to the acquisition of such bond investments.

NOTE 7 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

Our CharterMac Capital warehouse line was extended until October 2006. The terms of the renewed line are similar to previous terms except that the rate was reduced to LIBOR plus 1.70% from LIBOR plus 2.00%.

The CharterMac Mortgage Capital ("CMC") warehouse line was reduced from $250.0 million to $175.0 million in 2006 pursuant to terms arranged with Bank of America. This facility matures in May 2006 and is subject to annual renewal.

NOTE 8 - DERIVATIVE INSTRUMENTS

As of March 31, 2006, we had interest rate swaps with varying expiration dates and an aggregate notional amount of $450.0 million, which are designated as hedging instruments in cash flow hedges with the hedged item being the variable interest payments on our floating rate securitizations. These swaps are recorded at fair market value, with changes in fair market value recorded in accumulated other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. There was no ineffectiveness in the hedging relationships during the periods reported. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period and during which the hedged forecasted transaction affects earnings. Since we are hedging the variable interest payments in our floating rate securitizations, the forecasted transactions are the interest payments.

We expect all of the swaps will be highly effective in achieving offsetting changes in cash flows throughout their terms.

As of March 31, 2006, we also had an interest rate swap with a notional amount of $26.0 million that is hedging the change in the fair value of a $26.0 million investment. We did not elect to apply hedge accounting to this fair value swap. Any change in the fair value of this swap is therefore included in current period net income. This swap will be terminated in the second quarter as the related investment was sold to AMAC subsequent to March 31, 2006 (see Note 18).

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net settlement asset position are recorded in other assets. The amounts recorded at March 31 were as follows:


                        (In thousands)                                2006        2005
                                                                    --------    --------
        Net liability position                                       $    --     $   502
        Net asset position                                           $ 6,276     $ 2,909

Interest expense included the following related to our swaps:

        Interest expense                                             $    96     $ 1,382
        Interest income                                                 (181)         --
        Change in fair value of free standing swap                      (750)         --
                                                                     -------     -------

        Total                                                        $  (835)    $ 1,382
                                                                     =======     =======


We estimate that approximately $1.3 million of the net unrealized gain included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:


                                           March 31,         December 31,
            (In thousands)                   2006               2005
------------------------------------       --------          -----------
Deferred revenues                          $ 67,684           $ 70,025
Distributions payable                        41,106             41,080
Accounts payable                             24,835             22,314
Salaries and benefits                         8,161             15,816
Other                                        22,940             30,040
                                           --------           --------

Total                                      $164,726           $179,275
                                           ========           ========


NOTE 10 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Minority interests in consolidated subsidiaries consisted of the following:


                                           March 31,         December 31,
            (In thousands)                   2006               2005
------------------------------------       --------          -----------
Convertible Special Common Units
   ("SCUs") of a subsidiary                $247,674           $250,866
Convertible Special Membership
   Units ("SMUs") of a subsidiary            11,325             11,408
                                           --------           --------

Total                                      $258,999           $262,274
                                           ========           ========


Income allocated to minority interests was as follows:


                                               Three Months Ended
                                                   March 31,
                                          ----------------------------
(in thousands)                              2006                2005
                                          --------            --------
Convertible SCUs                          $  5,729            $  6,065
Convertible SMUs                               150                  --
                                          --------            --------

Total                                     $  5,879            $  6,065
                                          ========            ========


In the first three months of 2006, the holders of 20,000 SCUs converted the units to an equivalent number of common shares, and the related special preferred voting shares were redeemed at par.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 11 - CONSOLIDATED PARTNERSHIPS

Assets and liabilities of consolidated partnerships consisted of:


                                               March 31,       December 31,
           (In thousands)                        2006             2005
------------------------------------          ----------       ----------
Investments in property partnerships          $3,058,796       $3,025,762

Land, buildings and improvements,
   net of accumulated depreciation               323,602          329,869
Cash                                             189,442          172,622
Other assets                                      89,488           78,033
                                              ----------       ----------
    Subtotal                                     602,532          580,524
                                              ----------       ----------

Total assets                                  $3,661,328       $3,606,286
                                              ==========       ==========

Notes payable                                 $  567,777       $  565,877
Due to property partnerships                     830,543          896,031
Other liabilities                                130,295          165,648
                                              ----------       ----------

Total liabilities                             $1,528,615       $1,627,556
                                              ==========       ==========


Of the notes payable balance, $459.2 million are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $108.6 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to the Company.


NOTE 12 - RELATED PARTY TRANSACTIONS

General and administrative expense includes shared services fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company controlled by our chairman. These fees totaled $163,000 for the three months ended March 31, 2006, and $138,000 for the three months ended March 31, 2005.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage. These fees, which are included in other expenses of consolidated partnerships, totaled approximately $1.0 million for the three months ended March 31, 2006, and approximately $963,000 for the three months ended March 31, 2005.

We collect asset management, incentive management and expense reimbursement fees from AMAC, an affiliated, publicly traded real estate investment trust. These fees, which are included in fund sponsorship income, totaled approximately $952,000 for the three months ended March 31, 2006, and approximately $648,000 for the three months ended March 31, 2005. We entered into a new agreement, effective as of April 2006 whereby the basis of certain of the fees we will earn will be changed, although we do not expect the fees we earn to differ significantly from the existing agreement absent the effect of AMAC's growth.

In June 2004, we entered into an unsecured revolving credit facility with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used by AMAC to purchase new investments and for general corporate purposes. In the opinion of management, the terms of this facility are consistent with those of loan transactions with independent third parties. As of March 31, 2006, there were no outstanding advances to AMAC under this facility. No interest income was earned from this facility for the three months ended March 31, 2006, and approximately $73,000 was recorded for the three months ended March 31, 2005. In April 2006, we extended and increased the facility (see
Note 18).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 13 - COMPREHENSIVE INCOME

Comprehensive income was as follows:


                                                                               Three months Ended
                                                                                    March 31,
                                                                             ---------------------
                            (In thousands)                                     2006         2005
-------------------------------------------------------------------------    --------     --------
Net income                                                                   $ 14,657     $ 14,785
Net unrealized gain on interest rate derivatives                                  591        4,174
Net unrealized gain on marketable securities and equity investments              (285)          --
Net unrealized gain on mortgage revenue bonds:
   Unrealized loss during the period                                          (13,685)      (4,021)
   Reclassification adjustment for net (gain) loss included in net income        (891)           9
                                                                             --------     --------
Comprehensive income                                                         $    387     $ 14,947
                                                                             ========     ========


NOTE 14 - SHARE BASED COMPENSATION

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

We granted the following options pursuant to the Plan:


                                     Weighted Average               Vesting
 Year                    Number       Exercise Price     Term        Period
 ------------------------------------------------------------------------------
 2005                    656,515          $24.35       10 years     3 years
 2006                    384,490          $22.03       10 years     3 years


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



We used the following assumptions in the Black-Scholes option pricing model to determine fair values of options granted:


                                                      2006             2005
                                                    --------         --------
Risk free interest rate                               4.50%            3.01%
Expected years until exercise                         2.00             2.00
Expected stock volatility                            24.09%           20.38%
Dividend yield                                        7.63%            6.71%


The following table summarizes share option activity for the three months ended March 31, 2006:


                                                            Weighted
                                                             Average
                                                            Exercise
                                              Options        Price
                                             ---------     ----------
Outstanding at beginning of year             1,510,341       $20.42

Granted                                        384,490        22.03
Forfeited                                           --           --
Exercised                                           --           --
                                            ----------       ------
Outstanding at end of period                 1,894,831       $20.75
                                            ==========       ======

Exercisable at end of period                   613,174       $21.16
                                            ==========       ======

Fair value of options granted
  during the period (in thousands)          $     800
                                            =========

Compensation cost recorded (in thousands)   $     226
                                            =========


The following table summarizes information about share options outstanding and exercisable at March 31, 2006:


                                                Weighted
                                                Average
                                               Remaining
                             Number         Contractual Life       Number
      Exercise Price       Oustanding          (in Years)       Exercisable
      --------------       ----------       ----------------    -----------
      $11.56                  51,576               4.1             51,576
      $17.56                   2,250               6.5              2,250
      $17.78                 800,000               7.6            200,000
      $21.61                  20,000               9.2                 --
      $24.44                 636,515               8.8            359,348
      $22.03                 384,490               9.8                 --
                           ---------              ----            -------
                           1,894,831               8.4            613,174
                           =========              ====            =======


As of March 31, 2005, there were approximately 4.3 million options or share grants available for issuance under the Plan.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



C. NONVESTED SHARES AND SCUS

The following table summarizes information about nonvested shares and SCUs for the three months ended March 31, 2006:


                                                  Weighted
                                                   Average               Weighted
                                                    Grant                 Average
                                      Nonvested   Date Fair  Nonvested  Grant Date
                                       shares       Value       SCUs    Fair Value
                                      ---------   ---------  ---------  ----------
Nonvested at January 1, 2006           241,194     $20.25     310,400     $17.92
Granted                                165,906      21.32          --         --
Vested                                  58,872      20.96          --         --
Forfeited                                   36      23.48          --         --
                                       -------     ------     -------     ------
Nonvested at March 31, 2006            348,192     $20.64     310,400     $17.92
                                       =======     ======     =======     ======


NOTE 15 - EARNINGS PER SHARE

For basic EPS, the number of shares includes common and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares"), as the Convertible CRA Shares have the same economic benefits as common shares, and income represents net income less dividends for the 4.4% Convertible CRA Preferred Shares.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and unvested share grants is calculated using the treasury stock method. The 4.4% Convertible CRA Preferred Shares and our subsidiaries' SCUs and SMUs are not included in the calculation as their assumed conversions would be antidilutive.



                                                          Three Months Ended                Three Months Ended
                                                            March 31, 2006                    March 31, 2005
                                                     ------------------------------   ------------------------------
    (In thousands, except per share amounts)         Income      Shares   Per Share   Income      Shares   Per Share
-------------------------------------------------    -------    -------   ---------   -------    -------   ---------
 Net income                                          $14,657                          $14,785
 Preferred dividends                                   1,188                               --
                                                     -------                          -------
 Net income allocable to shareholders (Basic EPS)     13,469     58,578    $  0.23     14,785     57,821     $ 0.26
                                                                           =======                           ======
 Effect of dilutive securities                            --        317                    --        415
                                                     -------    -------               -------    -------
 Diluted EPS                                         $13,469     58,895    $  0.23    $14,785      58,236    $ 0.25
                                                     =======    =======    =======    =======    ========    ======


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 16 - BUSINESS SEGMENTS

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

     Through this segment, we also invest in other entities, such as our preferred and common investments in ARCap, our participating loan to CCA, our preferred investment in CCA prior to the acquisition of CRES, and our investments in funds that CCA and CRES sponsor.

2.   Fund Management, which includes:

o Subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
o    A subsidiary that provides advisory services to AMAC;
o Subsidiaries that participate in credit intermediation transactions, including those for pools of mortgage loans and providing specified returns to investors in LIHTC equity funds, in exchange for fees; and
o    A subsidiary that provides pension advisory services.

3. Mortgage Banking, which includes subsidiaries that originate and service primarily multifamily mortgage loans on behalf of third parties, including:

o    Fannie Mae;
o    Freddie Mac;
o    the FHA;
o    AMAC; and
o    Insurance companies and conduits.

     In exchange for these origination and servicing activities, we receive origination and servicing fees.

4. Consolidated Partnerships, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have little or no equity interest.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The table below includes Cash Available for Distribution ("CAD"), and a reconciliation from CAD to net income, as the performance measure used by our chief decision-maker to allocate resources among the segments.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



The following table provides more information regarding our segments:


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
(In thousands)                                            2006           2005
                                                        --------       --------
REVENUES
   Portfolio Investing                                  $ 44,300       $ 39,481
   Fund Management                                        22,923         16,417
   Mortgage Banking                                       13,251          5,871
   Consolidated Partnerships                               8,245          4,902
   Elimination of intersegment transactions              (17,621)        (8,725)
                                                        --------       --------
Consolidated                                            $ 71,098       $ 57,946
                                                        ========       ========

CAD
   Portfolio Investing                                  $ 23,214       $ 27,857
   Fund Management                                         1,452          3,163
   Mortgage Banking                                        4,012             38
                                                        --------       --------
   Total Segment CAD                                      28,678         31,058
   Preferred dividends                                    (1,188)            --
   Subsidiary equity distributions                        (8,905)        (8,640)
   Dividends on subsidiary preferred stock                (6,281)        (6,281)
   Current tax benefit                                     2,951             --
                                                        --------       --------
   Consolidated CAD                                       15,255         16,137
   Fees deferred for GAAP (1)                                837         (4,430)
   Depreciation and amortization expense                  (8,913)        (7,696)
   Mortgage revenue bond yield adjustments (2)              (163)           490
   Gain on sale of loans (3)                               4,623          1,637
   Tax adjustment (4)                                        (32)         8,365
   Non-cash compensation (5)                              (2,035)        (1,958)
   Difference between subsidiary equity
    distributions and income allocated to
    subsidiary equity holders (6)                          3,025          2,575
   Preferred dividends                                     1,188             --
   Other, net                                                872           (335)
                                                        --------       --------
Consolidated Net Income                                 $ 14,657       $ 14,785
                                                        ========       ========

DEPRECIATION AND AMORTIZATION
   Portfolio Investing                                  $    788       $    961
   Fund Management                                         4,383          4,598
   Mortgage Banking                                        3,742          2,137
   Consolidated Partnerships                                  --             --
   Elimination of intersegment transactions                   --             --
                                                        --------       --------
Consolidated                                            $  8,913       $  7,696
                                                        ========       ========


(1) Represents the net difference between fees received at the time of a transaction that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting (e.g.: fund sponsorship fees recognized over the relevant service periods) or upon a later event (such as mortgage origination fees recognized upon settlement of a loan sale).
(2) Represents the adjustment for amortization of bond discounts or premiums that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting, as well as the difference between actual interest income received and income recognized under the effective yield method.
(3) Represents non-cash gain recognized on sale of mortgage loans when servicing rights are retained and gains on sales of mortgage revenue bonds.
(4) Represents the difference between the tax benefit recorded and the net cash amount we expect to pay or receive in relation to the current period.
(5) Represents the add-back of amortization of costs recognized for share-based compensation.
(6) Represents the difference between actual distributions to SCU and SMU holders (which is based on the common share distribution rate) and accounting allocation of earnings, which is based on the represented portion of combined common, CRA and subsidiary equity in allocating GAAP net income.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 17 - COMMITMENTS AND CONTINGENCIES

PRS/CRG

PRS Companies ("PRS") and Capitol Realty Group ("CRG") were sponsors of certain LIHTC partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. Information with respect to these partnerships is set forth in the table below. A construction company affiliate of PRS also served as general contractor for those partnerships.

Due to financial difficulties experienced by PRS, we ceased our business dealings with them and, among other provisions of an agreement reached in April 2005, assumed the general partner interest in certain of the "PRS Partnerships" indicated in the table below.

Also in April 2005, affiliates of ours acquired by assignment the general partnership interests owned by CRG in five of the "CRG Partnerships" indicated in the table below. We sought control of the CRG Partnerships because PRS was the construction general contractor for those partnerships and PRS' financial difficulties caused construction finance shortfalls that have created liquidity problems for those partnerships. We entered into settlement agreements that provided for, among other things:

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

With respect to the Peine Lakes project, it continues to move along its construction phase and is now substantially complete. GCG has assumed the full general partner interest and agreed to fund approximately $1.0 million into the Peine Partnership to aid in any cost overruns and any amounts due and owing as a result of the action of PRS on the project. Should cost overruns exceed $1.0 million, we will share in the excess in return for a partial general partner interest.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



There can be no assurance that a bankruptcy by or against PRS or its affiliates may not give rise to additional claims concerning these partnerships.

Our potential exposure falls into three categories as follows:

     Cash required to bring the properties to break-even operation - Our current estimate of the maximum amount of cash that we may need to provide to bring the properties to break-even operation, taking into account delays in construction, is approximately $15.0 million $20.0 million. This estimate is based upon our ongoing analyses and may increase due to unforeseen construction delays and other factors, while the amount may be reduced by additional contributions by investors (which may generate additional tax credits), reserves at the property level, syndication of state tax credits or other factors. As of March 31, 2006, advances outstanding totaled approximately $17.2 million either to the partnerships or through the revolving line of credit to the CRG partnerships. These advances, and additional loans, are assessed periodically for collectibility and the impact on the potential impairment of existing mortgage revenue bonds. Given existing loan-to-value ratios and the variability of the likelihood of funding, we cannot yet determine the ultimate amount of any such loans. At present, we do not anticipate that any such loans would require a charge to expense.

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

With respect to one property in early stages of construction, we halted construction and have since exercised our right to foreclosure as holder of the first mortgage and plan to sell the property at our current carrying value after recognizing a write-down in the second quarter of 2005.

With respect to another property in the early stages of construction, we have likewise determined that construction should not be continued. We do not hold a bond with respect to this property, but a fund we sponsored provided equity. We have received preliminary bids to sell our general partner and limited partner interests that would allow us to fully recover the fund's investment. As such, we expect no loss with respect to this property.

We consolidated the partnerships for which we have assumed the general partnership interests (except for the GCG Partnerships, which do not give our affiliates operational control of the partnerships) effective April 2005.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



The partnerships in question are summarized as follows:


                                                                                                  (In thousands)
                                                                                                           Fair Value of
                               CharterMac   CharterMac                                                       Mortgage
                                Holds  or     Capital                                              Loan       Revenue
                               Will Hold     Sponsored    Included    CharterMac     Third       Amounts       Bonds
                                Mortgage      Fund is     in Credit    Capital       Parties    Upon Full   Outstanding
                                Revenue       Equity    Intermediated  Holds GP     Provided       Draw     at March 31,
                    Number        Bond        Partner      Funds       Interest      Equity        Down         2006
                   --------    ----------   ----------  ------------- ----------    --------    ---------   -----------
PRS
  PARTNERSHIPS
Construction              2            2            1            1            1            1     $ 21,900     $ 22,307
Lease-Up                  8            7            4            2            4            4       89,900       90,369
Rehab                     2            2            1            1            1            1       30,400       31,599
Stabilized                2            2           --           --           --            2       18,595       18,859
                   --------     --------     --------     --------     --------     --------     --------     --------
Subtotal                 14           13            6            4            6            8      160,795      163,134
                   --------     --------     --------     --------     --------     --------     --------     --------

CRG
  PARTNERSHIPS
Construction              1            1            1           --            1           --        7,130           --
Lease-Up                  3            1            3            2            1           --       10,532       10,628
Rehab                     3            3            3            3            3           --       71,564       72,463
Stabilized               --           --           --           --           --           --           --           --
                   --------     --------     --------     --------     --------     --------     --------     --------
Subtotal                  7            5            7            5            5           --       89,226       83,091
                   --------     --------     --------     --------     --------     --------     --------     --------

GCG
  PARTNERSHIPS
Construction              2            2            2            1           --           --       27,770       14,600
Lease-Up                 --           --           --           --           --           --           --           --
Rehab                    --           --           --           --           --           --           --           --
Stabilized               --           --           --           --           --           --           --           --
                   --------     --------     --------     --------     --------     --------     --------     --------
Subtotal                  2            2            2            1           --           --       27,770       14,600
                   --------     --------     --------     --------     --------     --------     --------     --------

Total                    23           20           15           10           11            8     $277,791     $260,825
                   ========     ========     ========     ========     ========     ========     ========     ========
Total eliminated in consolidation                                                                $155,475     $150,343
                                                                                                 ========     ========


FORWARD TRANSACTIONS

At March 31, 2006, our Mortgage Banking subsidiaries had forward commitments of approximately $217.4 million for mortgages to be funded in 2006 and later. As each lending commitment has an associated sale commitment, the fair values of these commitments offset each other and, as a result, we record no asset or liability. In addition, those subsidiaries had commitments to sell mortgages totaling $109.9 million. Approximately $31.5 million of this amount was funded as of March 31, 2006, and is included in Other Investments as Mortgage Loans Held for Sale. The balance of approximately $78.4 million is to be funded later in 2006.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $102.1 million.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $6.8 million at March 31, 2006.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



MORTGAGE BANKING LOSS SHARING AGREEMENT

Under a master loss sharing agreement with Fannie Mae, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At March 31, 2006, all but one of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

We also participate in loss sharing transactions under Freddie Mac's Delegated Underwriting Initiative ("DUI") program whereby we originate loans that are purchased by Freddie Mac. The aggregate of all loans we can originate under this program shall not exceed $100.0 million.

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

Our maximum exposure at March 31, 2006, pursuant to these agreements, was approximately $868.9 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At March 31, 2006, that reserve was approximately $12.7 million, which, we believe, represents our actual potential losses at that time.

Our Mortgage Banking subsidiaries maintained, as of March 31, 2006, collateral consisting of treasury notes, and Fannie Mae and Freddie Mac securities of approximately $11.4 million and a money market account of approximately $3.2 million, which is included in cash and cash equivalents, including restricted cash, in the consolidated balance sheet, to satisfy the Fannie Mae and Freddie Mac collateral requirements of $12.7 million.

We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8 million covers this letter of credit requirement. At March 31, 2006, commitments under this reimbursement agreement totaled $1.9 million.

MORTGAGE POOL CREDIT INTERMEDIATION

In December 2001, we completed a credit intermediation transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the first loss position. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of the transaction as of March 31, 2006, is approximately $7.4 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of March 31, 2006, the credit-intermediated properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on this guarantee. Should our analysis of risk of loss change in the future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



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

Total potential exposure pursuant to these transactions is approximately $787.2 million, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $22.1 million as of March 31, 2006. This amount is included in deferred revenues on our consolidated balance sheet. Refer also to PRS / CRG above, regarding potential exposure under existing obligations.

Some of the property-level partnerships have financed their properties with the proceeds of our mortgage revenue bonds. In these cases, the Primary Intermediator has required that those mortgage revenue bonds be deposited into a trust pursuant to which the mortgage revenue bonds were divided into senior and subordinated interests with approximately 50% of each mortgage revenue bond being subordinated. We have financed the senior trust interest and a portion of certain of the subordinate trust interests using credit intermediation from the Primary Intermediator as part of the P-FLOATs/RITES and TIC/TOC securitization programs. We use the remaining subordinate trust interests as collateral in these programs. In connection with these transactions, we have posted $232.1 million as collateral with a Primary Intermediator in the form of either cash or mortgage revenue bonds as of March 31, 2006.

OTHER

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. We also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions is approximately $223.2 million as of March 31, 2006. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $1.6 million as of March 31, 2006. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

OTHER CONTINGENCIES

At March 31, 2006, we had unused letters of credit totaling $43.0 million, including the $8.0 million described in the MORTGAGE BANKING LOSS SHARING AGREEMENTS above.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 18 - SUBSEQUENT EVENTS

During April 2006, we sold an investment to AMAC, at its approximate $26.0 million par value. We subsequently terminated the fair value hedge associated with the investment.

During April 2006, we amended our loan agreement with AMAC on the unsecured revolving credit facility to increase it's borrowing capacity to $50.0 million (see Note 12). The maturity of the facility was also extended to June 2007.

During May 2006, we amended our Capri acquisition lines with Bank of America to increase it's borrowing capacity to $110.0 million. The maturity date was also extended to June 2006.

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

These risks are more fully described in our Form 10-K for the year ended December 31, 2005. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

Factors Affecting Comparability
-------------------------------

We acquired Capri Capital Limited Partnership ("CCLP") in March 2005. Operating results in our Portfolio Investing segment prior to the acquisition date include interest income on a loan made to CCLP in July 2004. Following the acquisition, operating results of CCLP are included in our Mortgage Banking segment.

Results of Operations
---------------------

The following is a summary of our operations for the three months ended March 31, 2006 and 2005:


                                             % of                      % of
      (In thousands)           2006        Revenues      2005        Revenues     % Change
--------------------------   --------      --------    --------      --------     --------
Revenues                      $71,098       100.0%      $57,946       100.0%        22.7 %
Income before income taxes    $11,738        16.5%      $ 6,420        11.1%        82.8 %
Net income                    $14,657        20.6%      $14,785        25.5%        (0.9)%


Compared to 2005, the first quarter of 2006 benefited from the continued expansion of all of our businesses and a full quarter of operations for CCLP in the Mortgage Banking segment as compared to only one month in 2005. In addition, revenues in 2006 include $8.2 million generated by consolidated partnerships compared to $4.9 million in 2005. Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income.

Revenue gains and the overall growth of other income in our Mortgage Banking business led to an increase in income before income taxes while a decrease in the tax benefit recognized led to a slight decrease in net income.

REVENUES

Our revenues were as follows:


                                                For the Three Months Ended March 31,
                                                ------------------------------------
            (In thousands)                          2006        2005      % Change
----------------------------------------          --------    --------    --------
Mortgage revenue bond interest income             $36,522     $36,367        0.4 %

Other interest income                               5,939       3,563       66.7

Fee income:
   Mortgage banking                                 7,854       4,081       92.5
   Fund sponsorship                                 6,514       3,779       72.4
   Credit intermediation                            1,703       1,724       (1.2)
                                                  -------     -------      -----
Total fee income                                   16,071       9,584       67.7

Other revenues:
   Construction service fee                         1,148         870       32.0
   Expense reimbursements                           1,227       1,459      (15.9)
   Administration fees                                401         334       20.1
   Prepayment penalties                               812         254      219.7
   Other                                              733         613       19.6
                                                  -------     -------      -----
Total other revenues                                4,321       3,530       22.4

Subtotal                                           62,853      53,044       18.5
                                                  -------     -------      -----

Revenues of consolidated partnerships               8,245       4,902       68.2
                                                  -------     -------      -----

   Total revenues                                 $71,098     $57,946       22.7 %
                                                  =======     =======      =====


Mortgage revenue bond interest income increased due to an increase in the average portfolio balance over comparable periods although the growth was partially offset by a higher level of eliminations following the consolidation of a group of property level partnerships in mid-2005. Fee income variances primarily relate to continued growth of businesses and are detailed in the discussions of results for the Fund Management and Mortgage Banking segments.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loans to Capri. The increase from the 2005 period relates to:

o the expansion of the Mortgage Banking business due to the acquisition of CCLP and the increase in origination volume; and
o higher cash balances coupled with increasing market interest rates for temporary investments.

The increase in prepayment penalties is principally due to higher refinancing volume in the Mortgage Banking business.

Revenue of consolidated partnerships increased due to an increase in the number of those partnerships over the past year. Results of consolidated partnerships are also discussed below.

In the first quarter of 2006 and 2005, the following amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:


                                         For the Three Months Ended March 31,
                                         ------------------------------------
           (In thousands)                    2006        2005      % Change
-------------------------------------      --------    --------    --------
Mortgage revenue bond interest income      $ 1,539     $   259       494.2%
Fund sponsorship fees                        9,014       6,503        38.6
Credit intermediation                          812         715        13.6
Other revenues                               1,287         512       151.4
                                           -------     -------       -----

Total                                      $12,652     $ 7,989        58.4%
                                           =======     =======       =====


EXPENSES

Our expenses were as follows:


                                                    For the Three Months Ended March 31
                                                    -----------------------------------
                  (In thousands)                        2006       2005      % Change
--------------------------------------------------    --------   --------    --------
Interest expense                                      $17,107    $10,580       61.7%
Interest expense - preferred shares of subsidiary       4,724      4,725         --

Salaries and benefits                                  19,902     16,621       19.7
Fund origination and property acquisition expenses      2,406        899      167.6
General and administrative                              9,460      8,692        8.8
                                                      -------    -------      -----
   Subtotal                                            31,768     26,212       21.2
                                                      -------    -------      -----

Depreciation and amortization                           8,913      7,696       15.8
                                                      -------    -------      -----

   Subtotal                                            62,512     49,213       27.0

Interest expense of consolidated partnerships           6,946      6,889        0.8
Other expenses of consolidated partnerships            15,281     11,047       38.3
                                                      -------    -------      -----

Total expenses                                        $84,739    $67,149       26.2%
                                                      =======    =======      =====


The increase in interest expense reflects the higher amount of debt (approximately $1.7 billion and $1.4 billion as of March 31, 2006 and 2005, respectively) to fund continuing mortgage revenue bond and LIHTC investments and mortgage originations. In addition, our average borrowing rate increased as a result of increases in Bond Market Association Municipal Swap Index ("BMA") and LIBOR rates in 2005 as compared to 2006. The effect of rate increases was tempered, however, by the interest rate swaps we have in place as the majority are now in the money although one swap in effect in the 2005 period has since expired. Our average borrowing rate increased to 3.8% in the first quarter of 2006 as compared to 3.1% in the first quarter of 2005.

The increases in salaries and benefits and general and administrative expense relates to the growth of our component businesses as well as the acquisition of CCLP in March 2005, which doubled the size of our Mortgage Banking business and is comparable to the increase in revenue. The 2006 period also includes approximately $900,000 of severance related costs associated with the realignment of certain functions in our businesses.

Fund origination and property acquisition expenses represent costs incurred in connection with originating tax-credit equity investment funds and acquiring properties for those investment funds (see FUND MANAGEMENT section below for related revenue discussion). The increase compared to last year is the result of a higher level of fund sponsorship activity in 2006 and the recovery of costs which occurred in the first quarter of 2005 pertaining to prior periods. While we recognize the billing of these costs in the period a fund closes as revenue, we record estimates of the expenses that offset the revenue amounts. To the extent that such estimated costs are not ultimately incurred, we reverse the reserves accordingly.

Depreciation and amortization expenses were higher in the 2005 period, primarily due to higher amortization of mortgage servicing rights following the CCLP acquisition and the expansion of the Mortgage Banking business. This was partially offset by the absence of amortization of a sizable intangible asset that we wrote off at the end of 2005.

Expenses of the consolidated partnerships increased due to the increase in the number of consolidated entities due to the incremental fund sponsorship activity. Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners.

OTHER ITEMS


                                                               For the Three Months Ended March 31,
                                                               -----------------------------------
                  (In thousands)                                   2006         2005    % Change
---------------------------------------------------              --------     --------  --------
Equity and other income                                          $    752     $    524      43.5 %

Gain on sale of loans                                            $  4,539     $  1,705     166.2 %
Gain (loss) on repayment of mortgage revenue bonds                    891           (9)       --
                                                                 --------     --------   -------
Gain on repayment of mortgage revenue bonds and sale of loans    $  5,430     $  1,696     220.2 %


Income allocated to preferred shareholders of subsidiary         $ (1,556)    $ (1,556)       --

Income allocated to SCUs                                         $ (5,729)    $ (6,065)     (5.5)%
Income allocated to SMUs                                             (150)        --          --
                                                                 --------     --------   -------
  Total income allocated to minority interests                   $ (5,879)    $ (6,065)     (3.1)%

Loss allocated to partners of consolidated partnerships          $ 88,781     $ 70,963      25.1 %


Equity and other income primarily includes dividends from our investment in ARCap Investors, LLC, and property operations of real estate owned, offset by losses from tax advantaged investment vehicles similar to those we sponsor.

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

The income allocation to SCUs and SMUs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. There was no income allocated to SMUs in the first quarter of 2005, as the units were first issued in May 2005.

The loss allocation to partners of consolidated partnerships represents the operating losses of the partnerships, of which we have absorbed an insignificant portion (approximately $3,000).

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                             For the Three Months Ended March 31,
                                                            -------------------------------------
                     (In thousands)                            2006          2005       % Change
--------------------------------------------------------    ----------    ----------    ---------
New mortgage revenue bond acquisitions                      $   34,579    $  102,000     (66.1)%
Funding of mortgage revenue bonds acquired in prior years           --         9,751        --
Acquisitions related to prior period forward commitments        26,096            --        --
                                                            ----------    ----------    ------
Total acquisition and funding activity                      $   60,675    $  111,751     (45.7)%
Forward commitments issued but not funded                   $       --    $    8,000        --

Mortgage revenue bonds repaid                               $   26,908    $      459        --

Average portfolio balance (fair value)                      $2,359,059    $2,191,793       7.6 %

Weighted average permanent interest rate of bonds
  acquired                                                        5.82 %        6.33  %
Weighted average yield of portfolio                               6.19 %        6.65  %
Average borrowing rate (includes effect of swaps)                 3.77 %        3.06  %
Average BMA rate                                                  3.08 %        1.86  %
                                                            ----------    ----------

Mortgage revenue bond interest income (1)                   $   38,304    $   36,626       4.6  %
Other interest income (1)                                        5,494         2,424     126.7
Prepayment penalties                                                 5            63     (92.1)
Other revenues (1)                                                 497           368      35.1
                                                            ----------    ----------    ------
                                                            $   44,300    $   39,481      12.2  %
                                                            ==========    ==========    ======

Interest expense and securitization fees (1)                $   16,146    $   10,025      61.1  %
Gain (loss) on repayments of mortgage revenue bonds         $      891    $       (9)       --
                                                            ----------   -----------    ------


(1) Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2005 and first three months of 2006, although the volume of investment and the decline in the interest rate of bonds acquired reflects the challenging market conditions experienced since 2004, such as increased competition and some potential investments not meeting our underwriting standards.

While the decline in interest rates has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and along with a higher average borrowing rate resulted in the increase in interest expense and securitization fees. While our borrowing costs have been increasing along with market rates, we have been exploring options to reduce the ancillary costs of our securitization programs. Although there can be no assurance as to when it will commence operations, we expect the involvement of our credit intermediation subsidiary in our securitizations will reduce such costs.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                                 For the Three Months Ended March 31,
                                                 ------------------------------------
              (In thousands)                        2006        2005      % Change
-------------------------------------------       --------    --------    ---------
Equity raised                                     $ 60,905    $ 15,212      300.4%
Equity invested by investment funds (1)           $149,764    $123,942       20.8%

Fees based on equity raised                       $  2,234    $    990      125.7%
Fees based on equity invested                     $  6,404    $  5,130       24.8%

Fees based on management of other entities:
   Partnership and asset management fees          $  6,945    $  4,284       62.1%
   Construction fees                                 1,148         870       32.0
   Investment origination fees                          --          34         --
                                                  --------    --------      -----
   Subtotal                                          8,093       5,188       56.0
                                                  --------    --------      -----

Total fund sponsorship fees (2)                     16,731      11,308       48.0

Credit intermediation fees (2)                       2,515       2,439        3.1
Expense reimbursement (2)                            2,908       2,221       30.9
Other revenues (2)                                     769         449       71.3
                                                  --------    --------      -----
  Total                                           $ 22,923    $ 16,417       39.6%
                                                  ========    ========      =====


(1) Excludes warehoused properties that have not yet closed into an investment fund.
(2) Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive partnership and asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2006 increases relate to the funds closed since the end of the first quarter of 2005.

FEES BASED ON EQUITY RAISED

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. O&O fees are realized immediately while we earn the partnership management fees over five-year periods. O&O fees increased approximately 361% in the first quarter of 2006 as compared to the same period in 2005 primarily due to the increase in equity raised.

Fees earned for partnership management services increased approximately 82.9% to $1.5 million compared to $837,000 for the same period in 2005. This increase is primarily the result of ongoing revenues for fund sponsorships completed after the first quarter of 2005.

FEES BASED ON EQUITY INVESTED

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested. The increase in fees is higher than the increase of equity invested because of a higher fee rate realized, stemming from changes in the mix of funds originated.

FEES BASED ON MANAGEMENT OF OTHER ENTITIES

Partnership and asset management fees increased in 2006, primarily attributable to the higher level of assets under management and an improvement of the cash position of certain investment funds, allowing us to collect additional management fees in 2006 which we did not previously recognize until collectibility was reasonably assured.

OTHER REVENUES

Credit intermediation, expense reimbursement and other revenues in this segment consist largely of service fees charged to entities managed by these subsidiaries (including consolidated partnerships) and fluctuate with the growth of the number of those entities and their cash flows.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                                       For the Three Months Ended March 31,
                                                       -----------------------------------
                   (In thousands)                         2006          2005     % Change
---------------------------------------------------    ----------    ----------  ---------
Originations                                           $  281,156    $  104,062    170.2 %
Mortgage portfolio at March 31                         $8,935,959    $9,051,266     (1.3)%
Fair value of mortgage servicing rights at March 31    $   62,589    $   74,398    (15.9)%
                                                       ----------    ----------    -----

Mortgage origination fees (1)                          $    2,108    $      757    178.5 %
Mortgage servicing fees                                     5,746         3,323     72.9
                                                       ----------    ----------    -----
Total fee income                                            7,854         4,080     92.5

Interest income                                             4,268         1,235    245.6
Prepayment penalties                                          807           190    324.7
Other revenues                                                322           366    (12.0)
                                                       ----------    ----------    -----
                                                       $   13,251    $    5,871    125.7 %
                                                       ==========    ==========    =====

Gain on sale of mortgages                              $    4,539    $    1,705    166.2 %
                                                       ==========    ==========    =====


(1) Prior to intersegment eliminations.

Mortgage origination fees increased in proportion to the increase in originations. The higher volume of originations in 2006 resulted from a significant increase in Fannie Mae originations, due to the CCLP acquisition (due to the fact that CCLP had traditionally conducted a large portion of its business through Fannie Mae). The 2006 period includes a full quarter of CCLP origination as compared to only one month during the 2005 period as the acquisition did not occur until March 2005. Conduit originations also increased sharply as we continued to pursue business that does not warrant agency execution in response to market demand.

Originations for the three months ended March 31 are broken down as follows:


 (In thousands)           2006      % of total     2005      % of total
-----------------       --------    ----------   --------    ----------
Fannie Mae              $209,466       74.5 %    $ 88,598       85.1 %
Freddie Mac               50,625       18.0         2,650        2.6
Conduit and other         21,065        7.5        12,814       12.3
                        --------      -----      --------      -----
Total                   $281,156      100.0 %    $104,062      100.0 %
                        ========      =====      ========      =====


The increase in servicing fees is a result of the CCLP acquisition in March 2005. Adjusting for the impact of the acquisition, servicing fee income in 2006 declined approximately 7.1% as compared to the same period in 2005. The decline was caused by a higher level of payoffs and amortization as compared to service-retained originations that led to a decrease in the comparable-basis servicing portfolio.

Interest income relates primarily to that earned on escrow balances and benefited from increased market rates earned. The increase in prepayment penalties relates to a higher level of refinancing activity in the current year. Other revenues include a significantly higher level of fees for processing assumptions in the 2006 quarter as compared to the 2005 quarter. All categories also increased due to the CCLP acquisition.

Gain on sale of mortgages increased in 2006 as compared to 2005 due to the increased origination volume where we have retained mortgage servicing rights.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest or, in the case of 14 partnerships, an insignificant equity interest. Our Fund Management segment earns fees from many of the entities, however, and our Portfolio Investing business earns interest on mortgage revenue bonds for which these partnerships are the obligors. The consolidated partnerships are primarily tax credit equity investment funds we sponsor and manage, while the others are property level partnerships for which we have assumed the role of general partner.

The increased revenue amounts in 2006 are due to the origination of nine funds and the assumption of the general partner interests in 13 property level partnerships in the past year.

As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $3,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

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

The effective tax rate on a consolidated basis for three months ended March 31, 2006 and 2005 was (24.6)% and (130.3)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 31.0% and 55.2% for the three months ended March 31, 2006 and 2005, respectively.

The tax benefit disclosed relates to the book losses of the taxable businesses and the tax deductible distributions on their subsidiary equity. The lower effective rate in the 2006 period is a result of recognizing a valuation allowance against deferred tax assets. Management determined that, in light of the projected taxable losses in the corporate subsidiaries for the foreseeable future, not all of the deferred tax assets will likely be realized and hence a valuation allowance was provided. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes.

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

Debt and Securitizations
------------------------

Short-term liquidity provided by operations comes primarily from interest income from mortgage revenue bonds and promissory notes in excess of the related financing costs, and fee income receipts. We typically generate funds for investment purposes from corresponding financing activities.

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

o $175.0 million, used for mortgage banking needs, which matures in May 2006, and is renewable annually;
o $90.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures in October 2006;
o $110.0 million, used initially to provide the loans to CCA and CCLP and since used for general corporate purposes which matures in June 2006;
o $40.0 million, established in connection with the CMC acquisition, which expires in December 2006;
o $650.0 million in MBIA credit intermediation capacity through 2011, under which we can complete up to $425.0 million of variable-rate demand note securitizations and $225.0 million of auction-rate securitizations;
o securitization through the Merrill Lynch P-FLOATs/RITES program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral; and
o securitization through the Goldman Sachs TIC/TOC program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or credit intermediated.

As of March 31, 2006, we had approximately $333.4 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our by-laws. Although certain of the facilities noted above mature in 2006, we expect to renew, replace or refinance them as necessary, and we are in negotiations to replace the maturing lines listed above (except for the mortgage banking credit line), with a master credit facility with these same lenders as our current lines. While we believe that we will be able to do so, there is no assurance that we will achieve refinancing terms favorable to us.

Equity
------

We have the ability to issue $500.0 million of equity securities pursuant to registration statements we have filed with the SEC. We currently have no plans to issue any such securities.

Liquidity Requirements after March 31, 2006
-------------------------------------------

During May 2006, equity distributions will be paid as follows:


(In thousands)
Common/CRA shareholders                           $24,764
SCU/SMU holders                                     8,904
4.4% CRA Preferred shareholders                     1,188
Equity Issuer Preferred shareholders                6,281
                                                  -------


Total                                             $41,137
                                                  =======


In connection with the formation of our Centerbrook credit intermediary subsidiary, we will be capitalizing the entity with approximately $50.0 million to $70.0 million during 2006, utilizing available cash.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

The net increase in cash and cash equivalents during 2006 was lower than the increase in 2005 despite significantly higher operating inflows and lower investing outflows. These positive items were offset by net financing outflows in 2006 as compared to net cash provided by financing in 2005.

Operating cash flows were higher in the 2006 period by a margin of $75.0 million due primarily to the sale of mortgage loans in the quarter whereas the 2005 period experienced net fundings of such loans. Additionally, the timing of receipts and payments in operating asset and liability accounts contributed to this increase.

Investing outflows were lower in 2006 as compared to 2005 by a margin of $89.9 million. The decrease was due to:

o a lower level of mortgage revenue bond acquisitions coupled with a higher level of repayments; and
o a net decrease in advances to partnerships as compared to a net investment outflow in 2005;

These factors were offset in part by a high level of cash acquired from CCLP in 2005 with a much smaller amount acquired with CRES in the 2006 period.

Financing inflows in the 2006 period were lower than in 2005 by $178.5 million. The primary reason for the higher outflows in 2006 was the repayment of borrowings associated with the mortgage loans sold during the quarter and a much lower net level of securitized borrowings during the current year. Additionally, financing outflows increased due to distributions on the higher level of equity outstanding.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Note 17 to the unaudited condensed consolidated financial statements contains a summary of the Company's guarantees and off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of March 31, 2006, for guarantees we and our subsidiaries have entered into:


                                                        Maximum       Carrying
(In thousands)                                          Exposure       Amount
--------------------------------------------           ----------     --------
Repayment guarantees (1)                               $    3,602     $     --
Completion guarantees (1)                                  37,980           --
Development deficit guarantees (1)                         26,666        1,566
Operating deficit guarantees (1)                            6,960           --
ACC transition guarantees (1)                               3,245           --
Recapture guarantees (1)                                   96,324           --
Replacement reserve (1)                                     2,998           --
Guarantee of payment (1)                                   45,471           --
Mortgage pool credit intermediation (2)                     7,446           --
LIHTC credit intermediation (2)                           787,175       22,080
Mortgage banking loss sharing agreements (3)              868,899       12,747
                                                       ----------     --------

                                                       $1,886,766     $ 36,393
                                                       ==========     ========


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

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of March 31, 2006, to make future payments under our debt agreements and other contractual obligations:


                                                                Payments due by period
                                           ------------------------------------------------------------------
                                                         Less than                                 More than
            (In thousands)                    Total        1 year      1-3 years     3-5 years      5 years
----------------------------------------   ----------    ----------    ----------    ----------    ----------
Notes payable (1)                          $  200,325    $  199,358    $      967    $       --    $       --
Notes payable of consolidated
   partnerships (2)                           567,777       178,788       116,582        26,853       245,554
Operating lease obligations                    69,001         6,764        13,468        12,496        36,273
Unfunded loan commitments (3)                 326,307       244,380        81,927            --            --
Financing arrangements (1)                  1,521,959     1,521,959            --            --            --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                    273,500            --            --            --       273,500
                                           ----------    ----------    ----------    ----------    ----------

   Total                                   $2,958,869    $2,151,249    $  212,944    $   39,349    $  555,327
                                           ==========    ==========    ==========    ==========    ==========


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Of the notes payable of consolidated partnerships, $459.2 million relate to equity subscriptions and are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $108.6 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(3) Of this amount, $217.4 million represents mortgage loan origination commitments with corresponding sale commitments.

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

With the exception of $450.0 million of debt hedged via interest rate swap agreements, the full amount of our liabilities labeled on our unaudited condensed consolidated balance sheet as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest rates would decrease our annual pre-tax income by approximately $12.7 million.

Conversely, we have large escrow balances maintained by our Mortgage Banking business and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore increase our pre-tax income by approximately $1.8 million.

We manage interest rate risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our unaudited condensed consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those less susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodology used to estimate the portfolio fair value under SFAS No. 115, a 1% increase in market rates for tax-exempt investments would reduce the estimated fair value of our portfolio of mortgage revenue bonds by approximately $141.0 million and a 1% decrease would result in an increase of approximately $158.4 million. Changes in the estimated fair value of the mortgage revenue bonds do not impact our reported net income, net income per share, distributions or cash flows, but are reported as components of accumulated other comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

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

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of March 31, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. In January 2006, we implemented an internal audit function and contracted a specialty firm to assist in the execution. Other than the foregoing, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

         There have been no material changes to the risk factors as disclosed in our filing on form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Securities purchased by us

         The following table presents information related to our repurchases of our equity securities during the first quarter of 2006 and other information related to our repurchase program:


                                           Purchases of Equity Securities

                                    (a)                (b)                (c)                    (d)

                                                                       Total number
                                                                        of shares
                                   Total            Weighted        purchased as part       Maximum number
                                 number of           average           of publicly       of shares that may yet
                                   shares          price paid        announced plans     be purchased under the
            Period             purchased (1)        per share          or programs          plans or programs
    -----------------------    ---------------    --------------    -----------------    ----------------------
    January 1-31, 2006                  746          $ 22.04               --
    February 1-28, 2006               1,164            22.15               --
    March 1-31, 2006                 17,802            21.73               --
                                  ---------          -------             ----

    Total                            19,712          $ 21.77               --                  1,491,600
                               ===============       =======             =====                ==========


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



                                   CHARTERMAC
                                  (Registrant)



Date:  May 10, 2006            By: /s/ Marc D. Schnitzer
                                   ---------------------
                                   Marc D. Schnitzer
                                   Managing Trustee, Chief Executive Officer
                                   and President



Date:  May 10, 2006            By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer

                                                                    Exhibit 31.1



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Marc D. Schnitzer, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2006 of CharterMac;

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


         Date:  May 10, 2006                        By:  /s/ Marc D. Schnitzer
                                                         ---------------------
                                                         Marc D. Schnitzer
                                                         Chief Executive Officer

                                                                    Exhibit 31.2



                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2006 of CharterMac;

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


         Date:  May 10, 2006                        By:  /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
                 CHARTERMAC FOR THE QUARTER ENDED MARCH 31, 2006


In connection with the Quarterly Report on Form 10-Q of CharterMac for the quarterly period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Marc D. Schnitzer, as Chief Executive Officer of our Company, and Alan P. Hirmes, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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



By:  /s/ Marc D. Schnitzer                          By:  /s/ Alan P. Hirmes
     ---------------------                               ------------------
     Marc D. Schnitzer                                   Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     May 10, 2006                                        May 10, 2006