Form 10-Q
period 2006-06-30
CHARTERMAC
filed 2006-08-09
CIK 1043325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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

As  of  July  31,  2006,  there  were  51,571,729   outstanding  shares  of  the
registrant's shares of beneficial interest.

                                TABLE OF CONTENTS

                                   CHARTERMAC

                                    FORM 10-Q


                                                                                                                PAGE
PART I
                     Item 1.           Financial Statements                                                       3
                     Item 2.           Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations                                                 28
                     Item 3.           Quantitative and Qualitative Disclosures about Market Risk                45
                     Item 4.           Controls and Procedures                                                   46

PART II
                     Item 1.           Legal Proceedings                                                         47
                     Item 1A.          Risk Factors                                                              47
                     Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds               47
                     Item 3.           Defaults Upon Senior Securities                                           47
                     Item 4.           Submission of Matters to a Vote of Security Holders                       48
                     Item 5.           Other Information                                                         48
                     Item 6.           Exhibits                                                                  48

SIGNATURES                                                                                                       50


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          June 30,      December 31,
                                                                           2006             2005
                                                                        -----------     -----------
                                                                        (Unaudited)

                                               ASSETS
Mortgage revenue bonds-at fair value                                    $ 2,413,949     $ 2,294,787
Other investments                                                           370,351         298,590
Cash and cash equivalents                                                   116,181         161,295
Restricted cash                                                              20,452          34,025
Goodwill and intangible assets, net                                         436,169         439,175
Loan to affiliate                                                            27,042              --
Other assets, net                                                           144,667         144,670
Investments held by consolidated partnerships                             3,109,031       3,025,762
Other assets of consolidated partnerships                                   665,898         580,524
                                                                        -----------     -----------

Total assets                                                            $ 7,303,740     $ 6,978,828
                                                                        ===========     ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                               $ 1,600,778     $ 1,429,692
   Preferred shares of subsidiary (subject to mandatory
    repurchase)                                                             273,500         273,500
   Notes payable                                                            408,337         304,888
   Accounts payable, accrued expenses and other liabilities                 164,680         179,275
   Notes payable and other liabilities of consolidated  partnerships      1,365,076       1,627,556
                                                                        -----------     -----------

Total liabilities                                                         3,812,371       3,814,911
                                                                        -----------     -----------

Minority interests in consolidated subsidiaries                             253,191         262,274
                                                                        -----------     -----------
Preferred shares of subsidiary (not subject to mandatory
   repurchase)                                                              104,000         104,000
                                                                        -----------     -----------
Partners' interests in consolidated partnerships                          2,156,653       1,747,808
                                                                        -----------     -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred shares; no par value; 2,160
        shares issued and outstanding in 2006 and 2005                      104,498         104,498
     Convertible CRA shares; no par value; 6,552 shares issued
       and outstanding in 2006 and 2005                                     100,714         104,369
     Special preferred voting shares; no par value (14,825
      shares issued and outstanding in 2006 and 14,885 shares
      issued and outstanding in 2005)                                           149             150
     Common shares; no par value (160,000 shares authorized;
       52,474 issued and 52,093 outstanding in 2006 and 52,309
       issued and 51,988 outstanding in 2005)                               723,591         752,042
   Restricted shares granted                                                     --          (4,193)
   Treasury shares of beneficial interest - common, at cost
    (381 shares in 2006 and 321 shares in 2005)                              (8,124)         (7,135)
   Accumulated other comprehensive income                                    56,697         100,104
                                                                        -----------     -----------
Total shareholders' equity                                                  977,525       1,049,835
                                                                        -----------     -----------

Total liabilities and shareholders' equity                              $ 7,303,740     $ 6,978,828
                                                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                    -----------------------     -----------------------
                                                      2006          2005          2006           2005
                                                    ---------     ---------     ---------     ---------
Revenues:
   Mortgage revenue bond interest income            $  39,217     $  37,061     $  75,739     $  73,428
   Other interest income                                6,580         3,279        12,519         6,842
   Fee income                                          18,272        24,404        34,343        34,284
   Other revenues                                       5,796         6,584        11,158         9,818
   Revenues of consolidated partnerships                9,366         7,152        17,611        12,054
                                                    ---------     ---------     ---------     ---------
     Total revenues                                    79,231        78,480       151,370       136,426
                                                    ---------     ---------     ---------     ---------

Expenses:
   Interest expense                                    24,085        14,351        41,193        24,931
   Interest expense of consolidated partnerships        5,611         6,133        12,557        13,022
   Interest expense - distributions to preferred
     shareholders of subsidiary                         4,725         4,725         9,449         9,449
   General and administrative                          39,861        33,068        72,427        59,280
   Depreciation and amortization                       14,615         9,469        23,528        17,165
   Loss on impairment of assets                         2,271         1,098         2,271         1,098
   Other expenses of consolidated partnerships         16,258        13,618        31,539        24,665
                                                    ---------     ---------     ---------     ---------
     Total expenses                                   107,426        82,462       192,964       149,610
                                                    ---------     ---------     ---------     ---------

Loss before other income                              (28,195)       (3,982)      (41,594)      (13,184)

Equity and other income                                 3,548           552         4,058         1,076
Gain on sale of loans and repayment of mortgage
  revenue bonds                                         2,538         5,229         7,968         6,924
Loss on investments held by consolidated
partnerships                                          (77,930)      (66,623)     (140,079)     (116,562)
                                                    ---------     ---------     ---------     ---------

Loss before allocations and income taxes             (100,039)      (64,824)     (169,647)     (121,746)

Income allocated to preferred shareholders of
subsidiary                                             (1,557)       (1,556)       (3,113)       (3,112)
Minority interests in consolidated subsidiaries,
  net of tax                                           (1,651)       (7,881)       (7,530)      (13,946)
Loss allocated to partners of consolidated
partnerships                                          107,090        93,370       195,871       164,333
                                                    ---------     ---------     ---------     ---------

Income before income taxes                              3,843        19,109        15,581        25,529
Income tax benefit                                        405           335         3,324         8,700
                                                    ---------     ---------     ---------     ---------

Net  income
                                                    $   4,248     $  19,444     $  18,905     $  34,229
                                                    =========     =========     =========     =========

Allocation of net income to:
   4.4% Convertible CRA preferred shareholders      $   1,188     $      --     $   2,376     $      --
   Common shareholders                                  2,595        17,243        14,557        30,353
   Convertible CRA shareholders                           465         2,201         1,972         3,876
                                                    ---------     ---------     ---------     ---------
Total                                               $   4,248     $  19,444     $  18,905     $  34,229
                                                    =========     =========     =========     =========

Net income per share:
   Basic                                            $    0.05     $    0.34     $    0.28     $    0.59
                                                    =========     =========     =========     =========
   Diluted                                          $    0.05     $    0.33     $    0.28     $    0.59
                                                    =========     =========     =========     =========

Weighted average shares outstanding:
   Basic                                               58,639        57,890        58,609        57,856
                                                    =========     =========     =========     =========
   Diluted                                             58,919        58,274        58,961        58,271
                                                    =========     =========     =========     =========

Dividends declared per share                        $    0.42     $    0.41     $    0.84     $    0.82
                                                    =========     =========     =========     =========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               2006           2005
                                                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  18,905      $  34,229
   Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on repayment of mortgage revenue bonds                                   (912)          (903)
   Loss on impairment of assets                                                 2,271          1,098
   Depreciation and amortization                                               23,528         17,165
   Equity in income of unconsolidated entities                                 (4,058)        (1,076)
   Income allocated to preferred shareholders of subsidiary                     3,113          3,113
   Income allocated to minority interests in consolidated subsidiaries          7,531         13,946
   Gain on sale of mortgages                                                   (5,924)        (7,134)
   Non-cash compensation expense                                                3,468          3,836
   Other non-cash expense                                                       1,597          1,448
   Deferred taxes                                                                  --         (9,815)
   Distributions received from equity investees                                 2,255          1,110
   Reserves for bad debt                                                       14,227         10,869
   Changes in operating assets and liabilities:
    Mortgage loans held for sale                                              (66,771)       (33,539)
    Loan to affiliate                                                         (27,042)         4,600
    Deferred revenues                                                           3,796          5,216
    Restructuring costs payable                                                 1,995             --
    Receivables                                                               (27,939)       (24,554)
    Other assets                                                               (8,569)        3,639
    Accounts payable, accrued expenses and other liabilities                  (18,986)        11,941
                                                                            ---------      ---------

Net cash (used in) provided by operating activities                           (77,515)        35,189
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Principal amortization and repayments of mortgage revenue bonds             42,346         34,357
   Mortgage revenue bond acquisitions and fundings                           (213,866)      (166,781)
   Investments in notes receivable                                             (1,986)            --
   Repayments of notes receivable                                              27,584             --
   Acquisitions, net of cash acquired                                             (31)          (290)
   Loans to Capri Capital                                                          --         (6,000)
   Advances to partnerships                                                   (82,726)       (57,377)
   Collection of advances to partnerships                                      70,157         66,542
   Deferred investment acquisition costs, net of reimbursements                   573           (259)
   Decrease (increase) in cash and cash equivalents - restricted               13,573         (8,285)
   Investing in marketable securities                                         (23,116)        (1,194)
   Other investing activities                                                  (1,467)         1,498
                                                                            ---------      ---------

Net cash used in investing activities                                        (168,959)      (137,789)
                                                                            ---------      ---------


                                   (continued)

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Six Months Ended June 30,
                                                                               ---------------------------
                                                                                  2006            2005
                                                                               -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                                   (51,830)        (47,802)
   Distributions to preferred shareholders of subsidiary                            (3,113)         (3,113)
   Distributions to Special Common Unit and Special Membership Unit holders        (17,821)        (17,303)
   Proceeds from financing arrangements                                          1,007,298         260,325
   Repayments of financing arrangements                                           (836,212)       (115,213)
   Increase in notes payable                                                       102,481          28,435
   Issuance of common and convertible CRA shares                                        --             771
   Minority interest contribution                                                    3,300              --

   Retirement of SCUs and special preferred voting shares                             (723)             (1)
   Treasury stock purchases                                                           (137)         (1,946)
   Deferred financing costs                                                         (1,883)           (185)
                                                                               -----------     -----------

Net cash provided by financing activities                                          201,360         103,969
                                                                               -----------     -----------

Net (decrease) increase in cash and cash equivalents                               (45,114)          1,369
Cash and cash equivalents at the beginning of the year                             161,295          71,287
                                                                               -----------     -----------

Cash and cash equivalents at the end of the period                             $   116,181     $    72,656
                                                                               ===========     ===========

Acquisition activity:

   Redemption of preferred stock and advances                                  $     7,170     $        --
   Conversion of note receivable                                                        --          70,000
   Assets acquired                                                                  (8,565)        (90,530)
   Liabilities assumed                                                               1,364          20,240
                                                                               -----------     -----------
Net cash paid for acquisitions                                                 $       (31)    $      (290)
                                                                               ===========     ===========

Non-cash investing and financing activities:
        Share grants                                                           $     3,570     $     1,286
                                                                               -----------     -----------
        Conversion of SCUs and SMUs to common shares                           $     1,426     $       800
                                                                               -----------     -----------
        Treasury stock purchases via employee withholding                      $       573     $     1,946
                                                                               -----------     -----------



     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we", "our" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries. For the entities identified throughout this document as "consolidated partnerships", the financial information included is as of and for the periods ended March 31, 2006, the latest practical date available.

During June 2006, we created a new subsidiary, Centerbrook Financial LLC ("Centerbrook") to provide credit intermediation products to the affordable housing finance industry. We own 90% of Centerbrook's direct parent and IXIS Capital Markets North America Inc. ("IXIS") owns the remainder.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005. That filing on Form 10-K contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2005, nor have there been any new accounting pronouncements pending adoption that would have a significant impact on our unaudited condensed consolidated financial statements, except as indicated below.

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

NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)") which replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Among other things, SFAS No. 123(R) requires that companies record the value of stock option grants as compensation expense, while SFAS No. 123 allowed disclosure of the impact instead of recording the expense. As we had been accounting for share-based payments as an expense following the fair value provisions of SFAS No. 123, the impact of adopting this standard was not material to us. See also
Note 13.

In November 2005, the FASB issued Staff Position 115 / 124 - 1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The Staff Position clarified, among other matters, the determination as to when an unrealized loss on debt securities should be reflected in the income statement as opposed to accumulated other comprehensive income and was effective as of the first quarter of 2006. Application of the Staff Position had no material impact on our results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL Assets ("SFAS No. 156"). This statement stipulates the accounting for mortgage servicing rights ("MSRs") and requires that they be recorded initially at fair value. The statement also permits, but does not require, that we may subsequently record those MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We will adopt SFAS No. 156, as required, in the first quarter of 2007 and do not expect any material impact in our financial statements as we intend to continue amortization of our MSRs.

In June 2006, the FASB issued Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. The Interpretation sets a standard for recognizing tax benefits in a company's income statement based on a determination whether it is likely or

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, the Interpretation also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged. The Interpretation will be effective in the first quarter of 2007. We are currently determining the impact of the Interpretation on our financial statements.

NOTE 2 - ACQUISITIONS

Effective  March 1, 2006,  we  acquired  Capri Real Estate  Services  from Capri
Capital Advisors LLC ("CCA"), and renamed it CharterMac Real Estate Securities ("CRES"). CRES is a manager of hedge funds and other funds concentrating on investing in securities of publicly traded real estate trusts operating companies.

The consideration paid was approximately $7.3 million, subject to additional consideration based on growth of assets under management by CRES. The initial consideration included the redemption of the preferred interest we held in CCA, valued at $4.1 million, plus approximately $3.2 million of costs and advances we had made to CCA with respect to this business (see Note 4).

We accounted for the acquisition as a purchase and, accordingly, we included the results of operations in the condensed consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired and liabilities assumed was recognized as goodwill of approximately $6.1 million. Certain allocations are preliminary as of June 30, 2006, and will be refined prior to March 2007.

Pro forma information is not presented, as this acquisition is not material to our revenues, net income or assets.

In June 2006, we announced our intent to acquire ARCap Investors, LLC ("ARCap"). The transaction is subject to ARCap shareholder approval (see Notes 4 and 19).

NOTE 3 - MORTGAGE REVENUE BONDS

A. SUMMARY

The following table summarizes our mortgage revenue bond portfolio:


                                                   June 30,         December 31,
          (In thousands)                             2006               2005
----------------------------------                -----------       -----------
Amortized cost basis                              $ 2,584,117       $ 2,417,185
Gross unrealized gains                                 75,415           116,541
Gross unrealized losses                               (24,030)          (11,424)
                                                  -----------       -----------
Subtotal/fair value                                 2,635,502         2,522,302
  Less: eliminations (1)                             (221,553)         (227,515)
                                                  -----------       -----------
Total fair value per balance sheet                $ 2,413,949       $ 2,294,787
                                                  ===========       ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:


                                         Less than      12 Months
(Dollars in thousands)                   12 Months       or More          Total
----------------------                   ---------      ---------       --------
JUNE 30, 2006

Number of bonds                                 97             27            124
Fair value                                $714,807       $137,067       $851,874
Gross unrealized loss                     $ 18,317       $  5,713       $ 24,030

                                          --------------------------------------

DECEMBER 31, 2005

Number of bonds                                 36             55             91
Fair value                                $253,063       $327,183       $580,246
Gross unrealized loss                     $  6,775       $  4,649       $ 11,424


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

The following summarizes the maturity dates of mortgage revenue bonds we held as of June 30, 2006:


                                                                           Weighted
                                           Outstanding                      Average
        (In thousands)                     Bond Amount     Fair Value    Interest Rate
------------------------------             -----------     ----------    -------------
Due in less than one year                  $    2,807      $    2,809         8.03%
Due between one and five years                 29,621          29,530         6.10
Due after five years                        2,552,098       2,603,163         6.68
                                           ----------      ----------       ------
Total / weighted average                    2,584,526       2,635,502         6.67%
                                                                            ======
   Less: eliminations (1)                    (226,574)       (221,553)
                                           ----------      ----------
Total                                      $2,357,952      $2,413,949
                                           ==========      ==========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

B. PORTFOLIO ACTIVITY

The following table summarizes our acquisition activity for the six months ended June 30, 2006:

                                                                 Weighted         Weighted
                                                                  Average          Average
                                                      Face     Construction       Permanent
             (In thousands)                          Amount    Interest Rate    Interest Rate
---------------------------------------             --------   -------------    -------------
Construction/rehabilitation  properties             $203,776        6.66%           6.20%
Additional funding of existing bonds                  10,090        5.38            5.45
                                                    --------      ------          ------
    Total                                           $213,866        6.60%           6.17%
                                                    ========      ======          ======


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



The following table summarizes mortgage revenue bonds repaid during the six months ended June 30, 2006:

                                             Net Book                  Realized
         (In thousands)                        Value      Proceeds   Gains (Losses)
---------------------------------            --------     --------   -------------
Participating, stabilized                     $17,810      $18,728      $   918
Non-participating, stabilized                  11,814       11,808           (6)
Non-participating, not stabilized               1,450        1,450           --
                                              -------      -------      -------
Total                                         $31,074      $31,986      $   912
                                              =======      =======      =======


C. SECURITIZED OR PLEDGED ASSETS

At June 30, 2006, mortgage revenue bonds with an aggregate fair value of $2.4 billion were securitized or pledged as collateral in relation to financing arrangements. Of these, 21 bonds with a fair value of approximately $221.6 million are eliminated in consolidation as noted in the tables above.

D. IMPAIRMENT

During the second quarter of 2006 we recognized impairment of mortgage revenue bonds in light of substandard performance at four underlying properties. For one of the properties, we reached an agreement with the general partner whereby he relinquished control of the property, and for another we revised the terms of the bond to reduce the interest rate. In the aggregate, we recorded charges of approximately $1.9 million with respect to mortgage revenue bond investments.

See also Note 18 regarding the status of other mortgage revenue bonds in our portfolio for which we have assumed the general partner interest in the associated property-level partnership.

NOTE 4 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:


                                                           June 30,    December 31,
                  (In thousands)                             2006         2005
--------------------------------------------------         --------    -----------
Investment in equity interests in LIHTC properties         $ 59,082     $ 46,985
Investment in properties under development                    4,771        4,300
Investment in ARCap                                          22,865       19,874
CCA loans and preferred stock                                20,150       26,884
Mortgage loans held for sale                                220,807      153,277
Notes receivable                                              6,000       32,670
Marketable securities                                        24,370        1,249
Other                                                        12,306       13,351
                                                           --------     --------
   Total other investments                                 $370,351     $298,590
                                                           ========     ========


The balance of "CCA loans and preferred stock" at December 31, 2005, included $4.1 million of preferred stock that was redeemed and $2.7 million of advances that were forgiven as part of the purchase price of CRES (see Note 2).

At December 31, 2005, "Notes receivable" included a $26.0 million investment in a mortgage loan in which we had co-invested with American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust we manage (which invested $5.0 million pursuant to a Subordinated Participation Agreement). During April 2006, we sold the investment to AMAC at its approximate par value and subsequently assigned the fair value hedge associated with the investment (see Note 8).

Marketable securities at June 30, 2006, include $23.0 million of investments Centerbrook maintained in cash accounts with maturities in excess of 90 days. "Other" includes $5.0 million invested in a fund we sponsor through CRES, which we do not consolidate in our financial statements.

In June 2006, we announced our intent to acquire the membership interests in ARCap that we do not currently own (see Note 19).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

                                                       June 30,        December 31,
       (In thousands)                                    2006             2005
------------------------------                         --------        -----------
Goodwill                                               $241,298         $235,684
Other intangible assets, net                            135,224          141,301
Mortgage servicing rights, net                           59,647           62,190
                                                       --------         --------

Total                                                  $436,169         $439,175
                                                       ========         ========


A. GOODWILL

The following table provides information regarding goodwill by segment:


                                            Fund         Mortgage
       (In thousands)                    Management      Banking        Total
----------------------------             ----------     ---------     ---------
Balance at December 31, 2005             $ 197,937      $  37,747     $ 235,684
Additions                                    6,133             --         6,133
Reductions                                    (519)            --          (519)
                                         ---------      ---------     ---------
Balance at June 30, 2006                 $ 203,551      $  37,747     $ 241,298
                                         =========      =========     =========


The increase in Fund Management goodwill relates to the acquisition of CRES (see
Note 2). The reduction in Fund Management goodwill pertained to the conversion of SCUs, the deferred tax impact of which served to effectively lower the purchase price of CharterMac Capital LLC ("CharterMac Capital") which we acquired in 2003.

B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                           Estimated
                                             Useful
                                              Life              Gross               Accumulated
              (In thousands)               (in Years)       Carrying Amount         Amortization                  Net
-----------------------------------------  ----------   ----------------------  ---------------------   ----------------------
                                                        June 30,  December 31,  June 30,  December 31,  June 30,   December 31,
                                                          2006        2005        2006       2005         2006        2005
                                                        --------  ------------  --------  -----------   --------   -----------
Amortized identified intangible assets:
  Partnership service  contracts                 9.4    $ 47,300    $ 47,300    $ 13,246    $ 10,718    $ 34,054    $ 36,582
  Transactional relationships                   16.5     104,900     103,000      22,205      17,864      82,695      85,136
  General partner interests                      9.0       5,100       5,100       1,485       1,201       3,615       3,899
  Joint venture developer relationships          5.0       4,800       4,800       2,515       2,035       2,285       2,765
  Mortgage banking broker relationships          5.0       1,080       1,080         288         180         792         900
  Other identified intangibles                   9.3       4,427       4,427       3,417       3,181       1,010       1,246
                                            --------    --------    --------    --------    --------    --------    --------
Subtotal/weighted average life                  13.7     167,607     165,707      43,156      35,179     124,451     130,528
                                            ========

Unamortized identified intangible assets:
  Mortgage banking licenses and approvals
   with no expiration                                     10,773      10,773          --          --      10,773      10,773
                                                        --------    --------    --------    --------    --------    --------

Total identified intangible assets                      $178,380    $176,480    $ 43,156    $ 35,179    $135,224    $141,301
                                                        ========    ========    ========    ========    ========    ========


                                   Three Months Ended          Six Months Ended
                                         June 30,                  June 30,
                                   -------------------       -------------------
                                    2006         2005         2006         2005
                                   ------       ------       ------       ------
Amortization expense               $4,053       $4,170       $7,977       $8,340
                                   ======       ======       ======       ======


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



The amortization of "other identified intangibles" (approximately $473,000 per year) is included as a reduction to mortgage revenue bond interest income as they pertain to the acquisition of such bond investments.

NOTE 6 - OTHER ASSETS

The components of other assets were as follows:


                                                        June 30,     December 31,
                  (In thousands)                          2006          2005
----------------------------------------------------    ---------    -----------
Deferred financing and other costs                      $  26,291     $  38,059
Less: Accumulated amortization                             (6,350)      (14,031)
                                                        ---------     ---------

Net deferred costs                                         19,941        24,028

Real estate owned, net                                     35,712        35,608

Interest receivable                                        17,851        16,964
Fees receivable, net                                       24,121        30,774
Due from unconsolidated partnerships, net                   2,945         2,576
Furniture, fixtures and leasehold improvements, net         8,740         8,178
Income tax receivable                                       6,896         4,276
Interest rate swaps at fair value (see Note 8)              7,390         4,857
Deferred taxes                                                915         1,849
PRS/CRG advances                                            6,649         9,961
Other                                                      13,507         5,599
                                                        ---------     ---------

Total                                                   $ 144,667     $ 144,670
                                                        =========     =========


In connection with the restructuring of our securitization programs (see Note 7) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated programs. As a result, we recorded incremental amortization expense of $3.4 million during the second quarter of 2006.

We had classified our real estate owned as "Held for Sale" upon our foreclosure of the properties securing mortgage revenue bonds. As we have not yet sold the properties, we have reclassified them as "Held and Used" and recorded a retroactive depreciation charge of $934,000 in the second quarter of 2006, as if we had depreciated them since the May 2005 foreclosure.

The advances due from PRS/CRG related to the financial difficulties of a developer and our subsequent actions to protect our investments in the properties that were under development (see Note 18). The above balances are net of eliminations with liabilities of consolidated partnerships of $13.3 million and $3.9 million at June 30, 2006 and December 31, 2005, respectively.

NOTE 7 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

The CharterMac Mortgage Capital ("CMC") warehouse line was amended to permit temporary overadvances through August 29, 2006 of up to $125.0 million in June 2006 (in addition to the $125.0 million base borrowing amount) pursuant to terms arranged with Bank of America. This facility has been extended to August 2006 and is subject to annual renewal.

Our Capri acquisition line with Bank of America was increased to $110.0 million in May 2006. The term of this facility has been extended to August 2006.

Upon its launch in June 2006, Centerbrook entered into a $30 million senior debt facility and a $125 million mezzanine debt facility, maturing in June 2036. The senior debt facility is provided by IXIS and one of our subsidiary companies and generally bears interest, at our discretion, at:

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



(1)  1.40% plus the higher of
          a.   the Prime Rate, or
          b.   the federal funds effective rate, as defined, plus 1/2%; or
(2)  LIBOR plus 0.40% depending on the type of loan.

The mezzanine debt facility is provided by Citibank, N.A. and generally bears interest, at our discretion, at:

(1)  2.25% plus the higher of
          a.   the Prime Rate, or
          b.   the federal funds effective rate, as defined, plus 1/2%, or
(2)  LIBOR plus 1.25% depending on the type of loan.

Upon the launch of Centerbrook, we also restructured several of our securitization programs whereby Centerbrook is now the provider of credit intermediation, as supported by IXIS. As a result, we terminated our programs through MBIA and created a similar structure through Goldman Sachs. In connection with the termination of the MBIA program, we paid approximately $1.4 million in termination fees (included in general and administrative expense) and $1.9 million of other costs (recorded in interest expense) in the second quarter of 2006.

NOTE 8 - DERIVATIVE INSTRUMENTS

As of June 30, 2006, we had interest rate swaps with varying expiration dates and an aggregate notional amount of $450.0 million, which are designated as cash flow hedging instruments which hedge the interest payments on our variable-rate securitizations. These swaps are recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. There was no ineffectiveness in the hedging relationships during the periods reported. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period and during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate securitizations, the forecasted transactions are the interest payments.

We expect all of the swaps will be highly effective in achieving offsetting changes in cash flows throughout their terms.

We also had an interest rate swap with a notional amount of $26.0 million that hedged the change in the fair value of a $26.0 million investment. This swap was assigned to AMAC when we sold AMAC the related investment (see Note 4). Prior to its assignment, we did not elect to apply hedge accounting to this swap and, therefore, the change in its fair value was included in net income.

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net settlement asset position are recorded in other assets. The amounts recorded were as follows:


                                                       June 30,         December 31,
                                                       --------         -----------
    (In thousands)                                       2006              2005
----------------------                                 --------         -----------
Net liability position                                  $   --            $  208
Net asset position                                      $7,390            $4,857


Interest expense included the following expense (income) related to our swaps:


                                               Three months ended       Six months ended
                                                    June 30,                June 30,
                                              -------------------     -------------------
              (In thousands)                    2006        2005        2006        2005
------------------------------------------    -------     -------     -------     -------
Interest expense                              $     3     $   536     $    36     $ 1,886
Interest income                                  (631)        (90)       (749)        (58)
Change in fair value of free standing swap        547          --        (203)         --
                                              -------     -------     -------     -------
Total                                         $   (81)    $   446     $  (916)    $ 1,828
                                              =======     =======     =======     =======


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



We estimate that approximately $1.5 million of the net unrealized gain included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:


                                                          June 30,    December 31,
                (In thousands)                              2006          2005
-----------------------------------------------           --------    ------------
Deferred revenues                                         $ 73,099      $ 70,025
Distributions payable                                       41,127        41,080
Accounts payable                                            15,792        22,314
Salaries and benefits                                       10,272        15,816
Accrued fund organization and offering expenses             10,876         9,562
Restructuring costs                                          1,995            --
Other                                                       11,519        20,478
                                                          --------      --------

Total                                                     $164,680      $179,275
                                                          ========      ========


The accrued restructuring costs pertain to integration actions with respect to the planned acquisition of ARCap (see Note 19). We recorded these costs in general and administrative expenses in the second quarter of 2006 which comprised the following:


                                              Fund         Mortgage
                                            Management     Banking
       (In thousands)                        Segment        Segment       Total
--------------------------                  ----------     --------       ------
Employee termination costs                    $  580        $1,251        $1,831
Lease termination costs                           --           164           164
                                              ------        ------        ------
Total                                         $  580        $1,415        $1,995
                                              ======        ======        ======


All of these costs will require cash expenditures although none were paid prior to June 30, 2006. We anticipate that the restructuring will be completed by the end of the first quarter of 2007 and do not anticipate increases to the amounts detailed above.

NOTE 10 - CONSOLIDATED PARTNERSHIPS

Assets and liabilities of consolidated partnerships consisted of:


                                                      June 30,       December 31,
           (In thousands)                               2006             2005
------------------------------------                 ----------      ------------
Investments in property partnerships                 $3,109,031       $3,025,762

Land, buildings and improvements,
   net of accumulated depreciation                      344,547          329,869
Cash                                                    246,316          172,622
Other assets                                             75,035           78,033
                                                     ----------       ----------
    Subtotal                                            665,898          580,524
                                                     ----------       ----------

Total assets                                         $3,774,929       $3,606,286
                                                     ==========       ==========

Notes payable                                        $  488,627       $  565,877
Due to property partnerships                            742,784          896,031
Other liabilities                                       133,665          165,648
                                                     ----------       ----------

Total liabilities                                    $1,365,076       $1,627,556
                                                     ==========       ==========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



Of the notes payable balance, at June 30, 2006, $379.7 million are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $108.9 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to the Company.

NOTE 11 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Minority interests in consolidated subsidiaries consisted of the following:


                                                        June 30,      December 31,
         (In thousands)                                   2006            2005
--------------------------------                        --------      ------------
Convertible Special Common Units
   ("SCUs") of a subsidiary                             $239,789        $250,866
Convertible Special Membership
   Units ("SMUs") of a subsidiary                         10,102          11,408
Other                                                      3,300              --
                                                        --------        --------

Total                                                   $253,191        $262,274
                                                        ========        ========


Income allocated to minority interests was as follows:


                              Three Months Ended            Six Months Ended
                                   June 30,                     June 30,
                            ----------------------        ----------------------
 (In thousands)               2006           2005          2006            2005
----------------            -------        -------        -------        -------
SCUs                        $ 1,632        $ 7,826        $ 7,361        $13,891
SMUs                             19             55            169             55
                            -------        -------        -------        -------

Total                       $ 1,651        $ 7,881        $ 7,530        $13,946
                            =======        =======        =======        =======


In the first quarter of 2006, the holder of 20,000 SCUs converted the units to an equivalent number of common shares. During the second quarter, the holder of an additional 40,000 SCUs converted the units, for which we paid approximately $723,000 in cash and holders of approximately 48,600 SMUs converted the units to an equivalent number of common shares. We also redeemed the special preferred voting shares related to the converted SCUs at par ($0.01 per share).

"Other" minority interests represent the 10% interest in Centerbrook owned by IXIS.

NOTE 12 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:


                                                                          Six months Ended
                                                                              June 30,
                                                                       ---------------------
                         (In thousands)                                  2006         2005
-------------------------------------------------------------------    --------     --------
Net income                                                             $ 18,905     $ 34,229
Net unrealized gain (loss) on interest rate derivatives                   2,189         (963)
Net unrealized gain on marketable securities and equity investments         455           52
Net unrealized gain (loss) on mortgage revenue bonds:
   Unrealized (loss) gain during the period                             (45,139)       5,180
   Reclassification adjustment for net gain included in net income         (912)        (903)
                                                                       --------     --------
Comprehensive (loss) income                                            $(24,502)    $ 37,595
                                                                       ========     ========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



NOTE 13 - SHARE BASED COMPENSATION

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

The Compensation Committee of our board of trustees administers the Plan. Pursuant to the Plan, the maximum number of common shares that may be awarded is the lesser of:

     o 10% of the number of total shares outstanding (which includes equity that is convertible into common shares) as of December 31 preceding issuances of such awards; and
     o the limits prescribed by the national security exchange or national quotation system on which the shares may then be listed.

The Plan allows for the issuance of share options, restricted share grants, share appreciation rights, restricted and deferred shares, performance units and performance shares.

B. SHARE OPTIONS

On January 1, 2006, we adopted SFAS No. 123(R). Since we previously accounted for our stock-based compensation plans as an expense under the fair value provisions of SFAS No. 123, our adoption did not significantly impact our financial position or our results of operations.

All options granted have an exercise price equal to or greater than the market price of our common shares on the grant date. The maximum option term is ten years from the date of grant and options granted pursuant to the Plan may vest immediately upon issuance or over a period determined by our compensation committee.

In 2006, we granted the following options pursuant to the Plan:


                                                      Weighted
                                       Weighted       Average
                     Weighted Average   Average       Vesting
         Number       Exercise Price     Term          Period
         -------     ----------------  ---------    ------------
         544,000          $21.78       7.4 years      2.1 years


We used the following weighted average assumptions in the Black-Scholes option pricing model to determine fair values of options granted:

Risk free interest rate                                4.42%
Expected years until exercise                          1.71
Expected stock volatility                             23.14%
Dividend yield                                         8.11%

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



The following table summarizes share option activity for the six months ended June 30, 2006:


                                                                       Weighted
                                                                        Average
                                                            Weighted   Remaining     Aggregate
                                                             Average  Contractual    Intrinsic
                                                            Exercise     Term          Value
                                                 Options      Price    (in years)  (in thousands)
                                              ---------------------------------------------------
Outstanding at beginning of year                1,510,341    $20.42

Granted                                           544,000     21.78
Forfeited / expired                                    --        --
Exercised                                              --        --
                                              ---------------------------------------------------
Outstanding at end of period                    2,054,341    $20.78       7.5         $1,115
                                              ===================================================

Vested and expected to vest at end of period    2,054,341    $20.78       7.5         $1,115
                                              ===================================================

Exercisable at end of period                      779,351    $21.16       6.3         $  557
                                              ===================================================

Fair value of options granted during the
  period (in thousands)                        $     852
                                              ==========

Compensation cost recorded (in thousands)      $     502
                                              ==========


The aggregate intrinsic value in the table above represents the difference between our closing common share price on June 30, 2006, and the exercise price, multiplied by the number of "in the money" options. This amount will change based on the fair market value of our common shares.

The following table summarizes information about share options outstanding and exercisable at June 30, 2006:


                                              Weighted
                                              Average
                                             Remaining
                            Number        Contractual Life        Number
  Exercise Price          Outstanding        (in Years)         Exercisable
  --------------          -----------     ----------------      -----------
      $11.56                  51,576               3.8             51,576
      $17.56                   2,250               6.2              2,250
      $17.78                 800,000               7.4            200,000
      $21.18                 159,510               0.7            159,510
      $21.61                  20,000               8.9              6,667
      $22.03                 384,490               9.5                 --
      $24.44                 636,515               8.5            359,348
                          ----------          --------          ---------
                           2,054,341               6.3            779,351
                          ==========          ========          =========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



C. NON-VESTED SHARES AND SCUS

The following table summarizes information about non-vested shares and SCUs for the six months ended June 30, 2006:


                                                      Weighted                 Weighted
                                                       Average                  Average
                                         Non-vested  Grant Date  Non-vested   Grant Date
                                           shares    Fair Value     SCUs      Fair Value
                                        ------------------------ ------------------------
Non-vested at January 1, 2006             241,194    $   20.25     310,400    $   17.92
Granted                                   237,330        20.54          --           --
Vested                                     89,367        20.02          --           --
Forfeited                                  12,996        20.81          --           --
                                        ------------------------ ------------------------
Non-vested at June 30, 2006               376,161    $   20.47     310,400    $   17.92
                                        ======================== ========================


D. UNAMORTIZED COSTS AND SHARES AVAILABLE FOR GRANT

As of June 30, 2006, there was $4.8 million of total unrecognized compensation cost related to non-vested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 1.2 years.

As of June 30, 2006, there were approximately 4.1 million options or share grants available for issuance under the Plan.

NOTE 14 - STOCK REPURCHASE PLAN

During the second quarter 2006, in connection with our existing program to repurchase up to 1,500,000 of our common shares, we entered into a 10b5-1 trading plan to facilitate the purchases of shares under this program. During the six months ended June 30, 2006, we repurchased 29,400 shares at an average price of $18.79 per share, including shares we purchased prior to implementing the 10b5-1 plan.

NOTE 15 - EARNINGS PER SHARE

For basic EPS, the number of shares includes common and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares"), as the Convertible CRA Shares have the same economic benefits as common shares. Income for the calculation represents net income less dividends for the 4.4% Convertible CRA Preferred Shares.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and non-vested share grants is calculated using the treasury stock method. The 4.4% Convertible CRA Preferred Shares and our subsidiaries' SCUs and SMUs are not included in the calculation as their assumed conversions would be antidilutive.


                                                     Three Months Ended June 30, 2006    Six months Ended June 30, 2006
                                                     ---------------------------------  ---------------------------------
     (In thousands, except per share amounts)         Income      Shares     Per Share   Income       Shares    Per Share
-------------------------------------------------    ---------   ---------   ---------  ---------    --------   ---------
Net income                                           $   4,248                          $  18,905
Preferred dividends                                      1,188                              2,376
                                                     ---------                          ---------
Net income allocable to shareholders  (Basic EPS)        3,060      58,639    $   0.05     16,529      58,609   $    0.28
                                                                              ========                          =========
Effect of dilutive securities                               --         280                     --         352
                                                     ---------   ---------              ---------    --------
Diluted EPS                                          $   3,060      58,919    $   0.05  $  16,529      58,961   $    0.28
                                                     =========   =========    ========  =========    ========   =========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)




                                                     Three Months Ended June 30, 2005    Six months Ended June 30, 2005
                                                     ---------------------------------  ---------------------------------
     (In thousands, except per share amounts)         Income      Shares     Per Share   Income       Shares    Per Share
-------------------------------------------------    ---------   ---------   ---------  ---------    --------   ---------
Net income                                           $  19,444                          $  34,229
Preferred dividends                                         --                                 --
                                                     ---------                          ---------
Net income allocable to shareholders  (Basic EPS)       19,444      57,890    $   0.34     34,229      57,856   $    0.59
                                                                              ========                          =========
Effect of dilutive securities                               --         384                     --         415
                                                     ---------   ---------              ---------    --------
Diluted EPS                                          $  19,444      58,274    $   0.33  $  34,229      58,271   $    0.59
                                                     =========   =========    ========  =========    ========   =========


NOTE 16 - RELATED PARTY TRANSACTIONS

General and administrative expenses include shared services fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company controlled by our chairman.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage and are included in "other expenses of consolidated partnerships".

We collect asset management, incentive management and expense reimbursement fees from AMAC. These fees are included in fund sponsorship income. We entered into a new agreement, effective as of April 2006 whereby the basis of certain of the fees we earn have changed, although we do not expect the fees earned to differ significantly from the previous agreement absent the effect of AMAC's growth.

In June 2004, we entered into an unsecured revolving credit facility with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used by AMAC to purchase new investments and for general corporate purposes. In April 2006, we increased the facility to $50.0 million and, as of June 30, 2006, there was approximately $27.0 million advanced to AMAC under this facility. Income we earn from this facility is included in "other interest income". In the opinion of management, the terms of this facility are consistent with those of loan transactions with independent third parties.

During 2006, our Mortgage Banking subsidiaries originated over $151.0 million in loans on behalf of AMAC and received approximately $924,000 of mortgage banking fees from the borrowers. We record these fees in "Fee income" in the condensed consolidated statements of income.

Fees paid to TRCLP and income earned from AMAC was as follows:


                                                  Three Months Ended   Six Months Ended
                                                       June 30,            June 30,
                                                  ------------------   ----------------
                  (In thousands)                    2006      2005      2006      2005
-----------------------------------------------    ------    ------    ------    ------
Shared service fee expense                         $  153    $  123    $  316    $  262
TRCLP property management services expense         $1,025    $  822    $2,056    $1,800
AMAC asset management, incentive management and
   expense reimbursement fee income                $  824    $  635    $1,780    $1,500
AMAC credit facility interest income               $  745    $   --    $  745    $   73


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



NOTE 17 - BUSINESS SEGMENTS

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

2.   Fund Management, which includes:

     o Subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
     o    A subsidiary that provides advisory services to AMAC;
     o Subsidiaries that participate in credit intermediation transactions, including those for pools of mortgage loans and providing specified returns to investors in LIHTC equity funds, in exchange for fees; and
     o A hedge fund management subsidiary that provides pension advisory services.

3. Mortgage Banking, which includes subsidiaries that originate and service primarily multifamily mortgage loans on behalf of third parties, including:

     o    Fannie Mae;
     o    Freddie Mac;
     o    the FHA;
     o    AMAC; and
     o    Insurance companies and conduits.

     In exchange for these activities, we receive origination and servicing fees.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



The following table provides more information regarding our segments:


                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                  -----------------------     -----------------------
                (In thousands)                       2006          2005          2006          2005
----------------------------------------------    ---------     ---------     ---------     ---------
REVENUES
   Portfolio Investing                            $  49,933     $  42,295     $  93,924     $  82,027
   Fund Management                                   28,616        32,982        51,540        49,399
   Mortgage Banking                                  13,391        11,561        26,642        17,432
   Consolidated Partnerships                          9,366         7,152        17,611        12,054
   Elimination of intersegment transactions         (22,075)      (15,510)      (38,347)      (24,486)
                                                  ---------     ---------     ---------     ---------
Consolidated Revenues                             $  79,231     $  78,480     $ 151,370     $ 136,426
                                                  =========     =========     =========     =========

CAD
   Portfolio Investing                            $  24,254     $  25,622     $  48,686     $  53,736
   Fund Management                                   13,165        23,131        13,648        26,286
   Mortgage Banking                                   2,268         5,373         6,030         5,161
                                                  ---------     ---------     ---------     ---------
   Total Segment CAD                                 39,687        54,126        68,364        85,183
   Preferred dividends                               (1,188)           --        (2,376)           --
   Subsidiary equity distributions                   (8,860)       (8,660)      (17,765)      (17,300)
   Dividends on subsidiary preferred stock           (6,281)       (6,281)      (12,561)      (12,561)
   Current tax benefit (expense)                        591          (781)        3,542          (781)
                                                  ---------     ---------     ---------     ---------
   Consolidated CAD                                  23,949        38,404        39,204        54,541
   Fees deferred for GAAP (1)                       (10,574)      (14,292)       (9,420)      (18,722)
   Depreciation and amortization expense            (14,615)       (9,469)      (23,528)      (17,165)
   Mortgage revenue bond yield adjustments (2)         (468)          360          (631)          850
   Gain on sale of loans (3)                          2,190         5,012         6,813         6,649
   Loss on impairment of assets                      (2,271)       (1,098)       (2,271)       (1,098)
   Tax adjustment (4)                                  (187)        1,116          (219)        9,481
   Non-cash compensation (5)                         (1,061)       (1,576)       (3,413)       (3,534)
   Difference between subsidiary equity
    distributions and income allocated to
    subsidiary equity holders (6)                     7,209           779        10,234         3,354
   Preferred dividends                                1,188            --         2,376            --
   Other, net                                        (1,112)          208          (240)         (127)
                                                  ---------     ---------     ---------     ---------
Consolidated Net Income                           $   4,248     $  19,444     $  18,905     $  34,229
                                                  =========     =========     =========     =========

DEPRECIATION AND AMORTIZATION
   Portfolio Investing                            $   4,966     $     793     $   5,754     $   1,754
   Fund Management                                    4,541         5,014         8,924         9,611
   Mortgage Banking                                   5,108         3,662         8,850         5,800
   Consolidated Partnerships                             --            --            --            --
   Elimination of intersegment transactions              --            --            --            --
                                                  ---------     ---------     ---------     ---------
Consolidated Depreciation and Amortization        $  14,615     $   9,469     $  23,528     $  17,165
                                                  =========     =========     =========     =========


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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



NOTE 18 - COMMITMENTS AND CONTINGENCIES

PRS/CRG

PRS Companies ("PRS") and Capitol Realty Group ("CRG") were sponsors of certain LIHTC partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. Information with respect to these partnerships is set forth in the table on page 24. A construction company affiliate of PRS also served as general contractor for those partnerships.

Due to financial difficulties experienced by PRS, we ceased our business dealings with them and, among other provisions of an agreement reached in April 2005, assumed the general partner interest in certain of the "PRS Partnerships" indicated in the table on page 24.

Also in April 2005, affiliates of ours acquired, by assignment, the general partnership interests owned by CRG in five of the "CRG Partnerships" indicated in the table on page 24. We sought control of the CRG Partnerships because PRS was the construction general contractor for those partnerships and PRS' financial difficulties caused construction finance shortfalls that have created liquidity problems for those partnerships. We entered into settlement agreements that provided for, among other things:

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

In addition to the PRS Partnerships, CRG Partnerships and GCG Partnerships described above, we own bonds that finance other partnerships in which PRS was the general partner or in which CRG is the general partner and PRS was the construction general contractor. These partnerships are also summarized in the table on page 24. On those deals in which our funds are not the equity sponsor, we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we may exercise our available remedies to protect our investments. In those situations, there is substantial equity in the form of LIHTCs in addition to the real estate, both of which are our collateral.

There can be no assurance that a bankruptcy by or against PRS or its affiliates may not give rise to additional claims concerning these partnerships.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



Our potential exposure falls into three categories as follows:

         Cash required to bring the properties to break-even operation - As of June 30, 2006, advances outstanding totaled approximately $20.0 million either to the partnerships or through the revolving line of credit to the CRG partnerships. These advances, and additional loans, are assessed periodically for collectibility and the impact on the potential impairment of existing mortgage revenue bonds. Given existing loan-to-value ratios and the variability of the likelihood of funding, we cannot yet determine the ultimate amount of any such loans. At present, we do not anticipate that any such loans would require a charge to expense. We currently estimate that we will not need to advance funds materially in excess of advances outstanding at June 30, 2006. This estimate is based upon our ongoing analyses and may increase due to unforeseen construction delays and other factors, while the amount may be reduced by additional contributions by investors (which may generate additional tax credits), reserves at the property level, syndication of state tax credits or other factors.

         Potential impact on mortgage revenue bonds - Our current estimate, based on available information, is that expected cash flows from the underlying properties are sufficient to provide debt service. As a result, we do not believe that there is other-than-temporary impairment of any of the affected bonds.

         Potential cost to provide specified yields - As noted in the table on page 24, ten of the partnerships in question are part of equity funds for which we are obligated to provide specified yields. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements. Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



The partnerships in question are summarized as follows:

                                                                                                        (In thousands)
                                                                                                   --------------------------
                              CharterMac     CharterMac                                                         Fair Value of
                               Holds or        Capital                                                Loan        Mortgage
                               Will Hold      Sponsored   Included in    CharterMac       Third     Amounts        Revenue
                               Mortgage        Fund is      Credit        Capital        Parties   Upon Full        Bonds
                                Revenue        Equity    Intermediated    Holds GP      Provided      Draw      Oustanding at
                   Number        Bond          Partner       Funds        Interest       Equity       Down      June 30, 2006
                   ------     -----------    ----------- --------------  ----------     ---------  ---------    -------------
PRS
  PARTNERSHIPS
Construction          1            1              --          --             --             1       $ 12,500      $ 12,487
Lease-Up              9            8               5           3              5             4         99,300        97,820
Rehab                 2            2               1           1              1             1         30,400        31,374
Stabilized            2            2              --          --             --             2         18,575        18,602
                   ----------------------------------------------------------------------------------------------------------
Subtotal             14           13               6           4              6             8        160,775       160,283
                   ----------------------------------------------------------------------------------------------------------

CRG
  PARTNERSHIPS
Construction          1            1               1          --              1            --          7,130            --
Lease-Up              3            1               3           2              1            --         10,524        10,530
Rehab                 3            3               3           3              3            --         71,497        72,237
Stabilized           --           --              --          --             --            --             --            --
                   ----------------------------------------------------------------------------------------------------------
Subtotal              7            5               7           5              5            --         89,151        82,767
                   ----------------------------------------------------------------------------------------------------------

GCG
  PARTNERSHIPS
Construction          1            1               1           1             --            --         14,600        14,600
Lease-Up              1            1               1          --             --            --         13,170        13,170
Rehab                --           --              --          --             --            --             --            --
Stabilized           --           --              --          --             --            --             --            --
                   ----------------------------------------------------------------------------------------------------------
Subtotal              2            2               2           1             --            --         27,770        27,770
                   ----------------------------------------------------------------------------------------------------------

Total                23           20              15          10             11             8       $277,696      $270,820
                   ==========================================================================================================
Total eliminated in consolidation                                                                   $155,401      $149,654
                                                                                                 ============================


FORWARD TRANSACTIONS

At June 30, 2006, our Mortgage Banking subsidiaries had forward commitments of approximately $264.7 million for mortgages to be funded in 2006 and later. As each lending commitment has an associated sale commitment, the fair values of these commitments offset each other and, as a result, we record no asset or liability. In addition, those subsidiaries had commitments to sell mortgages totaling $214.8 million. Approximately $194.3 million of this amount was funded as of June 30, 2006, and is included in "Other Investments" as "Mortgage Loans Held for Sale". The balance of approximately $20.5 million is to be funded later in 2006.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $31.9 million.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $9.1 million at June 30, 2006.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



MORTGAGE BANKING LOSS SHARING AGREEMENT

Pursuant  to a master  loss  sharing  agreement  under the Fannie Mae  Delegated
Underwriting and Servicing ("DUS") program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At June 30, 2006, all but one of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

We also participate in loss sharing transactions under Freddie Mac's Delegated Underwriting Initiative ("DUI") program whereby we originate loans that are purchased by Freddie Mac. The aggregate of all loans we may originate under this program can not exceed $100.0 million. Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults on DUI transactions. For such loans, if a default occurs, our share of the loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance. The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.

Our maximum exposure at June 30, 2006, pursuant to these agreements, was approximately $873.2 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At June 30, 2006, that reserve was approximately $12.9 million, which, we believe, represents our actual potential losses at that time.

As of June 30, 2006, our Mortgage Banking subsidiaries maintained, collateral consisting of treasury notes, and Fannie Mae and Freddie Mac securities of approximately $1.5 million and a money market account of approximately $11.4 million, which is included in restricted cash in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $12.9 million.

We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8.0 million covers this letter of credit requirement. At June 30, 2006, commitments under this reimbursement agreement totaled $2.5 million.

MORTGAGE POOL CREDIT INTERMEDIATION

In December 2001, we completed a credit intermediation transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. TRCLP has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the first loss position. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of the transaction as of June 30, 2006, is approximately $7.4 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of June 30, 2006, the credit-intermediated properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on this guarantee. Should our analysis of risk of loss change in the future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES ("SFAS No. 5").

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



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

Total potential exposure pursuant to these transactions is approximately $787.2 million, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $20.0 million as of June 30, 2006. This amount is included in deferred revenues on our condensed consolidated balance sheet. Refer also to PRS / CRG above, regarding potential exposure under existing obligations.

Some of the property-level partnerships have financed their properties with the proceeds of our mortgage revenue bonds. In a portion of these cases, the Primary Intermediator has required that those mortgage revenue bonds be deposited into a trust pursuant to which the mortgage revenue bonds were divided into senior and subordinated interests with approximately 50% of each mortgage revenue bond being subordinated. We have financed these senior trust interest using credit intermediation from the Primary Intermediator as part of the P-FLOATs/RITES securitization program. We use the remaining subordinate trust interests as collateral in this program. In connection with these transactions, we have posted $585.7 million as collateral with a Primary Intermediator in the form of either cash or mortgage revenue bonds as of June 30, 2006.

OTHER

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. We also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions is approximately $231.1 million as of June 30, 2006. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $1.3 million as of June 30, 2006. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

OTHER CONTINGENCIES

At June 30, 2006, we had unused letters of credit totaling $43.0 million, including the $8.0 million described in the MORTGAGE BANKING LOSS SHARING AGREEMENTS above.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)



NOTE 19 - SUBSEQUENT EVENTS

Proposed Acquisition
--------------------

In June 2006, we announced our intent to acquire ARCap Investors, LLC ("ARCap") in which we currently have a 10.7% interest (see Note 4). The transaction, subject to ARCap shareholder approval, calls for net consideration of approximately $258.6 million, of which approximately $253.6 million is payable in cash and $5.0 million in convertible common share equivalent securities (similar to our convertible SMUs).

In connection with the acquisition, we would also issue approximately $1.7 million of CharterMac restricted shares to existing ARCap employees.

Financing
---------

In July 2006, we reached an agreement to enter into a $350.0 million six-year term loan and a separate $150.0 million revolving credit facility. The proceeds will be used to pay the cash portion of the proposed acquisition consideration and to retire existing financing arrangements and notes payable (see Note 7).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o adverse changes in the real estate markets including, among other things, competition with other companies;
     o    interest rate fluctuations;
     o general economic and business conditions, which will, among other things, affect the availability and credit worthiness of prospective tenants, lease rents and the terms and availability of financing for properties financed by mortgage revenue bonds we own;
     o    environment/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries;
     o    risks associated with providing credit intermediation;
     o    risk of loss under mortgage banking loss sharing agreements;
     o the risk that relationships with key investors and developers may not continue;
     o    our ability to generate fee income may not continue; and
     o    risks related to the form and structure of our financing arrangements.

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

During June 2006, we created our Centerbrook subsidiary to provide credit intermediation products to the affordable housing finance industry. Our majority ownership of Centerbrook will enable us to prospectively retain a significant portion of the fees that we would have paid to third party credit providers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

The following is a summary of our operations for the three months ended June 30, 2006 and 2005:


                                           % of                       % of
      (In thousands)           2006      Revenues       2005        Revenues    % Change
--------------------------    -------    --------      -------      --------    --------
Revenues                      $79,231     100.0 %      $78,480      100.0  %       1.0 %
Income before income taxes    $ 3,843       4.9 %      $19,109       24.3  %     (79.9)%
Net income                    $ 4,248       5.4 %      $19,444       24.8  %     (78.2)%


Increases in Portfolio Investing and Mortgage Banking revenues were partially offset by a decrease in Fund Management revenues caused by the timing of the fund sponsorship business. Despite revenue gains and an incremental equity income pick-up of approximately $3.3 million resulting from a large resecuritization gain realized by ARCap (for which we recognized our proportionate share), income before income taxes and net income decreased from prior period as these gains were more than offset by:

     o an increase in interest expense, due to higher amount of debt as well as an increase in our average borrowing rate period over period;
     o start-up costs for Centerbrook operations and restructuring costs relating to integration actions in anticipation of the proposed acquisition of ARCap (see Note 19 to condensed consolidated financial statements);
     o termination fees and other costs associated with the restructuring of our securitization programs upon the launch of Centerbrook, including writing off deferred financing costs; and
     o    a retroactive depreciation charge for real estate owned.

Incremental costs in the second quarter as described above related to corporate initiatives were as follows:


                                                                       (In thousands)     Where recorded
                                                                       --------------     --------------
Centerbrook start-up costs                                                 $ 3,758        General and administrative
Restructuring costs in anticipation of ARCap acquisition                     1,995        General and administrative
Restructuring of securitization programs - incremental interest expense      1,915        Interest expense
Restructuring of securitization programs - termination fee                   1,420        General and administrative
Restructuring of securitization programs - write-off of deferred costs       3,398        Depreciation and amortization
                                                                           -------
                                                                            12,486
Tax effect                                                                    (752)
                                                                           -------
  Net incremental costs                                                    $11,734
                                                                           =======


REVENUES

Our revenues were as follows:


                                                 For the Three Months Ended June 30,
                                                 -----------------------------------
           (In thousands)                           2006        2005       % Change
-------------------------------------             -------     -------      --------
Mortgage revenue bond interest income             $39,217     $37,061         5.8 %

Other interest income                               6,580       3,279       100.7

Fee income:
   Mortgage banking                                 7,744       7,778        (0.4)
   Fund sponsorship                                 9,062      14,849       (39.0)
   Credit intermediation                            1,466       1,777       (17.5)
                                                  -------     -------       -----
Total fee income                                   18,272      24,404       (25.1)

Other revenues:
   Construction service fee                         1,102         962        14.6
   Expense reimbursements                             240       1,470       (83.7)
   Rental income of real estate owned               2,056         962       113.7
   Administration fees                                575         512        12.3
   Prepayment penalties                             1,234       1,545       (20.1)
   Other                                              589       1,133       (48.0)
                                                  -------     -------       -----
Total other revenues                                5,796       6,584       (12.0)

Subtotal                                           69,865      71,328        (2.1)
                                                  -------     -------       -----

Revenues of consolidated partnerships               9,366       7,152        31.0
                                                  -------     -------       -----
   Total revenues                                 $79,231     $78,480         1.0 %
                                                  =======     =======       =====


Mortgage revenue bond interest income increased due to an increase in the average portfolio balance over the comparable period although the growth was partially offset by a higher level of eliminations following the consolidation of a group of property level partnerships in mid-2005. Fund sponsorship fee income variances primarily relate to a decrease in equity invested during the current quarter and are detailed in the discussions of results for the Fund Management segment.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loan to CCA. The increase compared to the 2005 period relates to:

     o the expansion of the Mortgage Banking business due to the acquisition of CCLP and the increase in origination volume; and
     o higher cash balances (predominantly escrow accounts we manage) coupled with increasing market interest rates for temporary investments.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005. The 2006 period includes a full quarter of operations while the 2005 results represent only a partial period.

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

In the second quarters of 2006 and 2005, the following amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:


                                               For the Three Months Ended June 30,
                                               -----------------------------------
           (In thousands)                         2006        2005       % Change
-------------------------------------           --------    --------     --------
Mortgage revenue bond interest income           $  2,748    $  1,520        80.8%
Other interest income                                 52         (62)     (183.9)
Fund sponsorship fees                             11,091      11,515        (3.7)
Credit intermediation fees                           939         845        11.1
Other revenues                                     1,829         330       454.2
                                                --------    --------       -----

Total                                           $ 16,659    $ 14,148        17.7%
                                                ========    ========       =====


EXPENSES

Our expenses were as follows:


                                                     For the Three Months Ended June 30,
                                                     ----------------------------------
                  (In thousands)                        2006        2005      % Change
--------------------------------------------------    --------    --------    --------
Interest expense                                      $ 24,085    $ 14,351       67.8%
Interest expense - preferred shares of subsidiary        4,725       4,725         --

Salaries and benefits                                   18,059      16,879        7.0
Fund origination and property acquisition expenses       3,487       6,193      (43.7)
Operating costs of real estate owned                     1,840         588      212.9
Restructuring costs                                      1,995          --        --
Other general and administrative                        14,480       9,408       53.9
                                                      --------    --------      -----
   Subtotal                                             39,861      33,068       20.5
                                                      --------    --------      -----

Depreciation and amortization                           14,615       9,469       54.3
Loss on impairment of assets                             2,271       1,098      106.8
                                                      --------    --------      -----

   Subtotal                                             85,557      62,711       36.4

Interest expense of consolidated partnerships            5,611       6,133       (8.5)
Other expenses of consolidated partnerships             16,258      13,618       19.4
                                                      --------    --------      -----

Total expenses                                        $107,426    $ 82,462       30.3%
                                                      ========    ========      =====


The increase in interest expense reflects the higher amount of average debt outstanding (approximately $1.9 billion and $1.4 billion in the second quarters of 2006 and 2005, respectively) to fund continuing mortgage revenue bond and LIHTC investments and mortgage originations. In addition, our average borrowing rate increased in 2006 as compared to 2005 as a result of increases in the Bond Market Association Municipal Swap Index ("BMA") and LIBOR rates in both years.

The effect of rate increases was tempered, however, by the interest rate swaps that we have in place, all of which are now "in the money". One swap that was in effect in the 2005 period, however, has since expired. Our average borrowing rate increased to 4.6% in the second quarter of 2006 as compared to 4.1% in the second quarter of 2005.

The increase in salaries and benefits expense primarily relates to the continued growth of our component businesses.

Fund origination and property acquisition expenses represent costs incurred in connection with originating tax-credit equity investment funds and acquiring properties for those investment funds. The decrease compared to last year is the result of a lower level of fund sponsorship activity in 2006 (see FUND MANAGEMENT section below for related revenue discussion).

Operating costs of real estate owned relates to properties we foreclosed upon in May 2005 in connection with three of our mortgage revenue bonds. The 2006 period represents a full quarter's worth of operating costs compared to approximately seven weeks during 2005.

The increase in other general and administrative expenses primarily result from start-up costs for Centerbrook operations and termination fees associated with restructuring of our securitization programs. Restructuring costs relate to integration actions in anticipation of the ARCap acquisition (see Notes 9 and 19 to condensed consolidated financial statements). These costs are detailed in the table on page 29.

Depreciation and amortization expenses were higher in the 2006 period, primarily due to increased amortization of mortgage servicing rights following the CCLP acquisition and the expansion of the Mortgage Banking business, a write-off of deferred financing costs in connection with the restructuring of our securitization programs in June 2006 as well as recognizing a retroactive depreciation charge for real estate owned which was reclassified from held for sale to held and used (see Note 6 to condensed consolidated financial statements). These were partially offset by the absence of amortization of a sizable intangible asset that we wrote off at the end of 2005.

Expenses of the consolidated partnerships increased due to the increase in the number of consolidated entities due to the incremental fund sponsorship activity. Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

OTHER ITEMS


                                                    For the Three Months Ended June 30,
                                                   -------------------------------------
                (In thousands)                        2006         2005        % Change
-----------------------------------------------    ---------     ---------     ---------
Equity and other income                            $   3,548     $     552       542.8 %

Gain on sale of loans                              $   2,517     $   4,317       (41.7)%
Gain on repayment of mortgage revenue bonds               21           912       (97.7)
                                                   ---------     ---------     -------
Gain on repayment of mortgage revenue bonds and
   sale of loans                                   $   2,538     $   5,229       (51.5)%
                                                   ---------     ---------     -------

Income allocated to preferred shareholders of
   subsidiary                                      $  (1,557)    $  (1,556)        0.1 %
                                                   ---------     ---------     -------

Income allocated to SCUs                           $  (1,632)    $  (7,826)      (79.1)%
Income allocated to SMUs                                 (19)          (55)      (65.5)
                                                   ---------     ---------     -------
  Total income allocated to minority interests     $  (1,651)    $  (7,881)     (79.17)%

Loss allocated to partners of consolidated
   partnerships                                    $ 107,090     $  93,370        14.7 %


Equity and other income primarily includes income from our investment in ARCap offset by losses from tax advantaged investment vehicles similar to those we sponsor. The 2006 period includes incremental equity income of approximately $3.3 million relating to our proportionate share of a large resecuritization gain realized by ARCap.

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

The income allocation to SCUs and SMUs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. The decrease in 2006 as compared to 2005 is due to the decline in period earnings and the conversion of units during the past twelve months.

The loss  allocation to partners of  consolidated  partnerships  represents  the
operating  losses  of  those   partnerships,   of  which  we  have  absorbed  an
insignificant portion (approximately $2,000).

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                              For the Three Months Ended June 30,
                                                            --------------------------------------
                     (In thousands)                            2006          2005         % Change
--------------------------------------------------------    ----------    ----------      --------
New mortgage revenue bond acquisitions                      $  120,801    $   39,080        209.1 %
Funding of mortgage revenue bonds acquired in prior
  years                                                         10,090         1,800        460.6
Acquisitions related to prior period forward commitments        22,300        14,150         57.6
                                                            ----------    ----------      -------
Total acquisition and funding activity                      $  153,191    $   55,030        178.4 %

Mortgage revenue bonds repaid                               $    5,075    $   18,922        (73.2)

Average portfolio balance (fair value)                      $2,431,420    $2,214,540          9.8 %

Weighted average permanent interest rate of bonds
  acquired                                                        6.19 %        5.47 %
Weighted average yield of portfolio                               7.01 %        7.08 %
Average borrowing rate (includes effect of swaps)                 4.36 %        3.72 %
Average BMA rate                                                  3.55 %        2.64 %
                                                            ----------    ----------

Mortgage revenue bond interest income (1)                   $   42,614    $   38,954          9.4 %
Other interest income (1)                                        4,670         1,088        329.2
Prepayment penalties                                                 5            61        (91.8)
Rental income of real estate owned                               2,056           961        113.9
Other revenues (1)                                                 588         1,231        (52.2)
                                                            ----------    ----------      -------
                                                            $   49,933    $   42,295         18.1 %
                                                            ==========    ==========      =======

Interest expense and securitization fees (1)                $   24,197    $   12,971         86.5 %
Loss on impairment of assets                                $    2,271    $    1,098        106.8%
Gain on repayments of mortgage revenue bonds                $       21    $      912        (97.8)%
                                                            ----------    ----------      -------


(1) Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2005 and first six months of 2006.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005. The 2006 period includes a full quarter of operations while the 2005 results represent only a partial period.

While the decline in interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with a higher average borrowing rate, resulted in the increase in interest expense and securitization fees. In addition, the restructuring of our securitization programs in the second quarter of 2006 resulted in incremental interest costs of $1.9 million.

While our borrowing costs have been increasing along with market rates, we expect the commencement of Centerbrook, our new credit intermediation subsidiary, will help enable us to retain a significant portion of fees which we historically have paid to third parties. In addition, we anticipate Centerbrook will enable us to obtain better leverage against our assets and lower our average cost of capital.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                                 For the Three Months Ended June 30,
                                                 ----------------------------------
              (In thousands)                       2006         2005      % Change
-------------------------------------------       -------     --------    --------
Equity raised                                     $308,051    $421,182     (26.9)%
Equity invested by investment funds (1)           $220,911    $307,067     (28.1)%

Fees based on equity raised                       $  3,981    $  5,760     (30.9)%
Fees based on equity invested                     $  9,229    $ 13,460     (31.4)%

Fees based on management of other entities:
   Asset management and partnership fees          $  7,109    $  6,921       2.7 %
   Construction fees                                 1,102         962      14.6
   Investment origination fees                         155         290     (46.6)
   Other                                                --          60        --
                                                  --------    --------     -----
   Subtotal                                          8,366       8,233       1.6
                                                  --------    --------     -----

Total fund sponsorship fees (2)                     21,576      27,453     (21.4)

Credit intermediation fees (2)                       2,406       2,622      (8.2)
Expense reimbursement (2)                            3,612       2,258      60.0
Other interest income (2)                              246          60     310.0 %
Other revenues (2)                                     776         589      31.7
                                                  --------    --------     -----
  Total                                           $ 28,616    $ 32,982     (13.2)%
                                                  ========    ========     =====


(1) Excludes warehoused properties that have not yet closed into an investment fund.
(2)  Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive partnership and asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2006 increases relate to the funds closed since the end of the second quarter of 2005.

FEES BASED ON EQUITY RAISED

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. O&O fees are realized immediately while we earn the partnership management fees over five-year periods. O&O fees decreased approximately 36% in 2006 as compared to the same period in 2005 primarily due to the decrease in amount of equity raised. In addition, the mix of fund sponsorships served to decrease the fee realization rate due to a higher proportion of "corporate" funds included in equity raised for the 2006 period. Although the level of equity raised in the 2006 period fell short of the 2005 level, we anticipate that full-year equity raising activity in 2006 to exceed that of the prior year. Related O&O acquisition expenses were also comparatively down in-line with the decrease in revenue.

FEES BASED ON EQUITY INVESTED

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested, which varies due to the timing of fund closures. While we acquire properties on an ongoing basis throughout the year, we do not recognize revenue until we place the property in a sponsored fund. Therefore, delays in timing of a fund closure may impact the level of revenues recognized in a given period.

The decrease in fees is greater than the decrease of equity invested because of a lower fee rate realized, stemming from changes in the mix of funds originated, in that we sponsored a proportionally higher level of "corporate" funds in the 2006 period.

FEES BASED ON MANAGEMENT OF OTHER ENTITIES

Asset management and partnership fees increased in 2006, primarily attributable to the higher level of assets under management and an improvement of the cash position of certain investment funds, allowing us to collect additional management fees in 2006 which we did not previously recognize until collectibility was reasonably assured.

OTHER REVENUES

Credit intermediation, expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) managed by these subsidiaries and fluctuate with the growth of the number of those entities and their cash flows.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                                       For the Three Months Ended June 30,
                                                      -------------------------------------
                  (In thousands)                         2006            2005      % Change
--------------------------------------------------    -----------     -----------  --------
Originations                                          $   458,047     $   336,981     35.9 %
Mortgage portfolio at June 30                         $ 9,180,858     $ 9,022,353      1.8 %
Fair value of mortgage servicing rights at June 30    $    59,647     $    75,212    (20.7)%
                                                      -----------     -----------   ------

Mortgage origination fees (1)                         $     2,683     $     2,033     32.0 %
Mortgage servicing fees (1)                                 5,161           5,378     (4.0)
Assumption fees (1)                                           (27)            367   (107.4)
                                                      -----------     -----------   ------
Total fee income                                            7,817          7, 778      0.5 %

Interest income (1)                                         3,993           2,070     92.9
Prepayment penalties (1)                                    1,228           1,484    (17.3)
Other revenues (1)                                            353             229     54.1
                                                      -----------     -----------    -----
                                                      $    13,391     $    11,561     15.8 %
                                                      ===========     ===========    =====

Gain on sale of mortgages                             $     2,713     $     4,619    (41.3)%
                                                      ===========     ===========    =====


(1)  Prior to intersegment eliminations.

Originations for the three months ended June 30 are broken down as follows:


 (In thousands)          2006      % of total        2005     % of total
-----------------      --------    ----------      --------   ----------
Fannie Mae             $213,318       46.6  %      $199,135       59.1  %
Freddie Mac              39,390        8.6           11,275        3.3
Conduit and other       205,339       44.8          126,571       37.6
                       --------     ------         --------    -------
Total                  $458,047      100.0  %      $336,981      100.0  %
                       ========     ======         ========    =======


The increase in mortgage origination fees for the quarter was generally in proportion to the increase in originations although the average rate of origination fees was impacted by the higher proportion of non-agency originations. Although Fannie Mae originations increased over the prior year period, they represented a lower proportion of the total. This was due to a sharp increase in conduit originations as we continued to pursue business that does not warrant agency execution in response to market demand and a large level of loans originated on behalf of AMAC.

Despite the increased origination volume and the increase in the portfolio, servicing fee income declined in the 2006 period as a result of steady erosion of the servicing fee rate, also due to the higher proportion of non-agency loans in the portfolio. This trend has also affected the level of mortgage servicing rights, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams Generally, as our prepayments have increased, our mortgage servicing rights have decreased.

Interest income relates primarily to that earned on escrow balances. The income increase resulted from higher account balances and increased market rates earned. The decrease in prepayment penalties relates to a lower level of refinancing activity in the current quarter as compared to last year.

Despite a higher level of mortgage originations, gain on sale of mortgages in the current year period was lower than in the prior year due to appraisal adjustments recognized in 2005 following the acquisition of CCLP. Excluding the prior year adjustment, gain on sale of mortgages increased in 2006 consistent with the originations volume.

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

The increased revenue, expense, equity loss and allocation amounts in 2006 are due principally to the origination of nine funds in the past year.

As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $2,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The following is a summary of our operations for the six months ended June 30, 2006 and 2005:


                                            % of                       % of
      (In thousands)            2006      Revenues       2005        Revenues     % Change
--------------------------    --------    --------     --------      --------     --------
Revenues                      $151,370     100.0 %     $136,426      100.0  %      11.0 %
Income before income taxes    $ 15,581      10.3 %     $ 25,529       18.7  %     (39.0)%
Net income                    $ 18,905      12.5 %     $ 34,229       25.1  %     (44.8)%


Compared to 2005, the 2006 period benefited from the continued expansion of all of our businesses and a full six months of operations for CCLP in the Mortgage Banking segment as compared to only four months in 2005. In addition, revenues in 2006 include $17.6 million generated by consolidated partnerships compared to $12.1 million in 2005. Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income.

Despite revenue gains, overall growth of other income in our Mortgage Banking business and an equity income pick-up of approximately $3.3 million resulting from a large resecuritization gain realized by ARCap, (for which we recorded our proportionate share), income before income taxes and net income decreased from prior period. These gains were more than offset by:

     o an increase in interest expense, due to higher amount of debt as well as an increase in our average borrowing rate period over period;
     o an increase in general and administrative expenses due to the acquisition of CCLP;
     o start-up costs in commencing Centerbrook operations and restructuring costs relating to integration actions with respect to the proposed acquisition of ARCap (see Note 19 to condensed consolidated financial statements);
     o termination fees and other costs associated with the restructuring of our securitization programs upon the launch of Centerbrook, including a write-off of deferred financing costs; and
     o    a retroactive depreciation charge for real estate owned.

Incremental costs in 2006 as described above related to corporate initiatives (the majority of which were recorded in the second quarter) were as follows:


                                                                       (In thousands)     Where recorded
                                                                       --------------     --------------
Centerbrook start-up costs                                                 $ 4,313        General and administrative
Restructuring costs in anticipation of ARCap acquisition                     1,995        General and administrative
Restructuring of securitization programs - incremental interest expense      1,915        Interest expense
Restructuring of securitization programs - termination fee                   1,420        General and administrative
Restructuring of securitization programs - write-off of deferred costs       3,398        Depreciation and amortization
                                                                           -------
                                                                            13,041
Tax effect                                                                    (863)
                                                                           -------
  Net incremental costs                                                    $12,178
                                                                           =======

REVENUES

Our revenues were as follows:


                                                 For the Six Months Ended June 30,
                                                -----------------------------------
           (In thousands)                         2006         2005        % Change
-------------------------------------           --------     --------      --------
Mortgage revenue bond interest income           $ 75,739     $ 73,428         3.1 %

Other interest income                             12,519        6,842        83.0

Fee income:
   Mortgage banking                               15,598       12,155        28.3
   Fund sponsorship                               15,576       18,628       (16.4)
   Credit intermediation                           3,169        3,501        (9.5)
                                                --------     --------       -----
Total fee income                                  34,343       34,284         0.2

Other revenues:
   Construction service fee                        2,250        1,832        22.8
   Expense reimbursements                          1,467        2,929       (49.9)
   Rental income of real estate owned              3,097          962       221.9
   Administration fees                               976          846        15.4
   Prepayment penalties                            2,046        1,799        13.7
   Other                                           1,322        1,450        (8.8)
                                                --------     --------       -----
Total other revenues                              11,158        9,818        13.6

Subtotal                                         133,759      124,372         7.5
                                                --------     --------       -----

Revenues of consolidated partnerships             17,611       12,054        46.1
                                                --------     --------       -----

   Total revenues                               $151,370     $136,426        11.0 %
                                                ========     ========       =====


Mortgage revenue bond interest income increased due to an increase in the average portfolio balance over the comparable period although the growth was partially offset by a higher level of eliminations following the consolidation of a group of property level partnerships in mid-2005. Fee income variances primarily relate to continued growth of Mortgage Banking businesses and a decrease in the level of equity invested by our Fund Management business (due to timing of fund originations) and are detailed in the discussions of results for the Fund Management and Mortgage Banking segments below.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loans to CCA (and CCLP in 2005). The increase from the 2005 period relates to:

     o the expansion of the Mortgage Banking business due to the acquisition of CCLP and the increase in origination volume; and
     o higher cash balances (predominantly escrow accounts we manage) coupled with increasing market interest rates for temporary investments.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005. The 2006 period includes a full six months of operations while the 2005 results represent only a partial period.

The increase in prepayment penalties is principally due to higher refinancing volume in the Mortgage Banking business.

Revenue of consolidated partnerships increased due to an increase in the number of those partnerships over the past year. Results of consolidated partnerships are also discussed below.

In the first half of 2006 and 2005, the following amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:


                                                  For the Six Months Ended June 30,
                                                 ----------------------------------
            (In thousands)                         2006         2005       % Change
-------------------------------------            --------     --------     --------
Mortgage revenue bond interest income            $ 4,287      $ 1,780        140.8 %
Other interest income                                105          103          1.9
Fund sponsorship fees                             20,105       18,019         11.6
Credit intermediation fees                         1,751        1,560         12.2
Other revenues                                     3,064          677        352.6
                                                 -------      -------        -----

Total                                            $29,312      $22,139         32.4 %
                                                 =======      =======        =====


EXPENSES

Our expenses were as follows:


                                                      For the Six Months Ended June 30,
                                                      ---------------------------------
                   (In thousands)                       2006        2005       % Change
--------------------------------------------------    --------    --------     --------
Interest expense                                      $ 41,193    $ 24,931       65.2 %
Interest expense - preferred shares of subsidiary        9,449       9,449         --

Salaries and benefits                                   37,961      33,500       13.3
Fund origination and property acquisition expenses       5,720       6,955      (17.8)
Operating costs of real estate owned                     2,639         588      348.8
Restructuring costs                                      1,995          --         --
Other general and administrative                        24,112      18,237       32.2
                                                      --------    --------      -----
   Subtotal                                             72,427      59,280       22.2
                                                      --------    --------      -----

Depreciation and amortization                           23,528      17,165       37.1
Loss on impairment of assets                             2,271       1,098      106.8
                                                      --------    --------      -----

   Subtotal                                            148,868     111,923       33.0

Interest expense of consolidated partnerships           12,557      13,022       (3.6)
Other expenses of consolidated partnerships             31,539      24,665       27.9
                                                      --------    --------      -----

Total expenses                                        $192,964    $149,610       29.0 %
                                                      ========    ========      =====


The increase in interest expense reflects the higher amount of average debt outstanding (approximately $1.9 billion and $1.3 billion for the first half of 2006 and 2005, respectively) to fund continuing mortgage revenue bond and LIHTC investments and mortgage originations. In addition, our average borrowing rate increased in 2006 as compared to 2005 as a result of increases in BMA and LIBOR rates in both years. The effect of rate increases was tempered, however, by the interest rate swaps that we have in place, all of which are now "in the money". One swap in effect in the 2005 period, however, has since expired. Our average borrowing rate increased to 4.3% for the six months ended June 30, 2006 as compared to 3.7% for the 2005 period.

The increases in salaries and benefits expense relates to the growth of our component businesses as well as the acquisition of CCLP in March 2005, which doubled the size of our Mortgage Banking business. The 2006 period also includes approximately $800,000 of severance related costs associated with the elimination of certain executive positions during the first quarter.

Fund origination and property acquisition expenses represent costs incurred in connection with originating tax-credit equity investment funds and acquiring properties for those investment funds. The decrease compared to last year is the result of a lower level of fund sponsorship activity in 2006 (see FUND MANAGEMENT section below for related revenue discussion).

Operating costs of real estate owned relates to properties foreclosed upon in May 2005 in connection with three of our mortgage revenue bonds. The 2006 period represents a full six months worth of operating costs compared to approximately seven weeks during 2005.

The increase in other general and administrative expenses primarily resulted from start-up costs for Centerbrook operations and termination fees associated with restructuring of our securitization programs. Restructuring costs relate to integration and actions in anticipation of the ARCap acquisition (see Notes 9 and 19 to condensed consolidated financial statements). These costs are as detailed in the table on page 35.

Depreciation and amortization expenses were higher in the 2006 period, primarily due to higher amortization of mortgage servicing rights following the CCLP acquisition and the expansion of the Mortgage Banking business, a write-off of previously deferred fees in connection with the restructuring of certain securitization programs upon the launch of Centerbrook as well as recognizing a retroactive depreciation charge for real estate owned which was reclassified from held for sale to held and used (see Note 6 to condensed consolidated financial statements). These were partially offset by the absence of amortization of a sizable intangible asset that we wrote off at the end of 2005.

Expenses of the consolidated partnerships increased due to the increase in the number of consolidated entities due to the incremental fund sponsorship activity. Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

OTHER ITEMS


                                                     For the Six Months Ended June 30,
                                                   ------------------------------------
                (In thousands)                       2006          2005        % Change
-----------------------------------------------    ---------     ---------     --------
Equity and other income                            $   4,058     $   1,076       277.1 %

Gain on sale of loans                              $   7,056     $   6,021        17.2 %
Gain on repayment of mortgage revenue bonds              912           903         1.0
                                                   ---------     ---------       -----
Gain on repayment of mortgage revenue bonds and
   sale of loans                                   $   7,968     $   6,924        15.1 %
                                                   ---------     ---------       -----

Income allocated to preferred shareholders of
   subsidiary                                      $  (3,113)    $  (3,112)         --
                                                   ---------     ---------       -----

Income allocated to SCUs                           $  (7,361)    $ (13,891)      (47.0)%
Income allocated to SMUs                                (169)          (55)      207.3
                                                   ---------     ---------       -----
  Total income allocated to minority interests     $  (7,530)    $ (13,946)      (46.0)%

Loss allocated to partners of consolidated
   partnerships                                    $ 195,871     $ 164,333        19.2 %


Equity and other income primarily includes income from our investment in ARCap, offset by losses from tax advantaged investment vehicles similar to those we sponsor. The 2006 period includes equity income of approximately $3.3 million relating to our proportionate share of a large resecuritization gain realized by ARCap.

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

The income allocation to SCUs and SMUs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. The decrease in 2006 as compared to 2005 is due to the decline in period earnings and the conversion of units during the past twelve months.

The loss  allocation to partners of  consolidated  partnerships  represents  the
operating  losses  of  those   partnerships,   of  which  we  have  absorbed  an
insignificant portion (approximately $5,000).

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                              For the Six Months Ended June 30,
                                                             ------------------------------------
                      (In thousands)                            2006          2005       % Change
---------------------------------------------------------    ----------    ----------    --------
New mortgage revenue bond acquisitions                       $  155,380    $  141,080        10.1 %
Funding of mortgage revenue bonds acquired in prior years        10,090        11,551       (12.6)
Acquisitions related to prior period forward commitments         48,396        14,150       242.0
                                                             ----------    ----------    --------
Total acquisition and funding activity                       $  213,866    $  166,781        28.2 %
Forward commitments issued but not funded                    $     --      $    8,000          --

Mortgage revenue bonds repaid                                $   31,983    $   19,381        65.0

Average portfolio balance (fair value)                       $2,402,410    $2,182,948        10.1 %

Weighted average permanent interest rate of bonds
  acquired                                                         6.17 %        6.04 %
Weighted average yield of portfolio                                6.77 %        6.95 %
Average borrowing rate (includes effect of swaps)                  3.95 %        3.41 %
Average BMA rate                                                   3.32 %        2.25 %
                                                             ----------    ----------

Mortgage revenue bond interest income (1)                    $   81,300    $   75,580         7.6 %
Other interest income (1)                                         8,182         3,512       133.0
Rental income of real estate owned                                3,097           962       221.9
Prepayment penalties                                                 10           124       (91.9)
Other revenues (1)                                                1,335         1,849       (27.8)
                                                             ----------    ----------    --------
                                                             $   93,924    $   82,027        14.5 %
                                                             ==========    ==========    ========

Interest expense and securitization fees (1)                 $   40,343    $   22,996        75.4 %
Loss on impairment of assets                                 $    2,271    $    1,098       106.8 %
Gain on repayments of mortgage revenue bonds                 $      912    $      903         0.7 %
                                                             ----------    ----------    --------


(1)  Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2005 and first six months of 2006, although the volume of investment and the decline in the interest rate of bonds acquired reflects the challenging market conditions experienced since 2004, such as increased competition and some potential investments not meeting our underwriting standards.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005. The 2006 period includes a full six months of operations while the 2005 results represent only a partial period.

While the decline in interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with a higher average borrowing rate, resulted in the increase in interest expense and securitization fees. In addition, the restructuring of our securitization programs in the second quarter of 2006 resulted in incremental interest costs of $1.9 million.

While our borrowing costs have been increasing along with market rates, we expect the commencement of Centerbrook, our new credit intermediation subsidiary, will help enable us to retain a significant portion of fees which we historically have paid to third parties. In addition, we anticipate Centerbrook will enable us to obtain better leverage against our assets and lower our average cost of capital.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                                  For the Six Months Ended June 30,
                                                  --------------------------------
               (In thousands)                       2006        2005      % Change
-------------------------------------------       --------    --------    --------
Equity raised                                     $368,957    $436,394     (15.5)%
Equity invested by investment funds (1)           $370,675    $431,009     (14.0)%

Fees based on equity raised                       $  6,215    $  6,750      (9.7)%
Fees based on equity invested                     $ 15,634    $ 18,590     (15.9)%

Fees based on management of other entities:
   Asset management and partnership fees          $ 14,054    $ 11,205      25.4 %
   Construction fees                                 2,250       1,832      22.8
   Investment origination fees                         155         325     (52.3)
   Other                                                --          60        --
                                                  --------    --------     -----
   Subtotal                                         16,459      13,422      22.6
                                                  --------    --------     -----

Total fund sponsorship fees (2)                     38,308      38,762      (1.2)

Credit intermediation fees (2)                       4,921       5,061      (2.8)
Expense reimbursement (2)                            6,520       4,479      45.6
Other interest income (2)                              366         127     188.2 %
Other revenues (2)                                   1,425         970      46.9
                                                  --------    --------     -----
  Total                                           $ 51,540    $ 49,399       4.3 %
                                                  ========    ========     =====


(1) Excludes warehoused properties that have not yet closed into an investment fund.
(2)  Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive partnership and asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2006 increases relate to the funds closed since the end of the second quarter of 2005.

FEES BASED ON EQUITY RAISED

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. O&O fees are realized immediately while we earn the partnership management fees over five-year periods. O&O fees decreased approximately 20% in 2006 as compared to the same period in 2005 primarily due to the decrease in amount of equity raised. In addition, the mix of fund sponsorships served to decrease the fee realization rate due to a higher proportion of "corporate" funds included in equity raised for the 2006 period. Although the level of equity raised in the 2006 period fell short of the 2005 level, we anticipate that full-year equity raising activity in 2006 to exceed that of the prior year. Related O&O acquisition expenses were also comparatively down in-line with the decrease in revenue.

FEES BASED ON EQUITY INVESTED

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested, which varies due to the timing of fund closures. While we acquire properties on an ongoing basis throughout the year, we do not recognize revenue until we place the property in a sponsored fund. Therefore, delays in timing of a fund closure may impact the level of revenues recognized in a given period.

The decrease in fees is greater than the decrease of equity invested because of a lower fee rate realized, stemming from changes in the mix of funds originated, in that we sponsored a proportionally higher level of "corporate" funds in the 2006 period.

FEES BASED ON MANAGEMENT OF OTHER ENTITIES

Asset management and partnership fees increased in 2006, primarily attributable to the higher level of assets under management and an improvement of the cash position of certain investment funds, allowing us to collect additional management fees in 2006 which we did not previously recognize until collectibility was reasonably assured.

OTHER REVENUES

Credit intermediation, expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) managed by these subsidiaries and fluctuate with the growth of the number of those entities and their cash flows.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                                        For the Six Months Ended June 30,
                                                      ------------------------------------
                  (In thousands)                         2006          2005      % Change
--------------------------------------------------    ----------    ----------   ---------
Originations                                          $  739,203    $  441,043     67.6 %
Mortgage portfolio at June 30                         $9,180,858    $9,022,353      1.8 %
Fair value of mortgage servicing rights at June 30    $   59,647    $   75,212    (20.7)%
                                                      ----------    ----------    -----

Mortgage origination fees (1)                         $    4,792    $    2,790     71.8 %
Mortgage servicing fees (1)                               10,198         8,702     17.2
Assumption fees (1)                                          682           663      2.9
                                                      ----------    ----------    -----
Total fee income                                          15,672        12,155     28.9

Interest income (1)                                        8,262         3,306    149.9
Prepayment penalties (1)                                   2,035         1,675     21.5
Other revenues (1)                                           673           296    127.4
                                                      ----------    ----------    -----
                                                      $   26,642    $   17,432     52.8 %
                                                      ==========    ==========    =====

Gain on sale of mortgages                             $    7,033    $    6,324     11.2 %
                                                      ==========    ==========    =====


(1)  Prior to intersegment eliminations.

Originations for the six months ended June 30 are broken down as follows:


  (In thousands)         2006     % of total       2005       % of total
------------------     --------   ----------    ----------    ----------
Fannie Mae             $422,784       57.2 %    $  287,733       65.2 %
Freddie Mac              90,015       12.2          13,925        3.2
Conduit and other       226,404       30.6         139,385       31.6
                       --------     ------      ----------      -----
Total                  $739,203      100.0 %    $  441,043      100.0 %
                       ========     ======      ==========      =====


Mortgage origination fees increased in proportion to the increase in originations. The higher volume of originations in 2006 resulted from a significant increase in Fannie Mae originations, due to the CCLP acquisition (due to the fact that CCLP had traditionally conducted a large portion of its business through Fannie Mae). The 2006 period includes a full two quarters of CCLP origination as compared to only four months during the 2005 period as the acquisition did not occur until March 2005. Conduit originations also increased sharply as we continued to pursue business that does not warrant agency execution in response to market demand and a large level of loans originated on behalf of AMAC.

The increase in servicing fees is a result of the CCLP acquisition in March 2005. Adjusting for the impact of the acquisition, servicing fee income in 2006 declined approximately 0.8% as compared to the same period in 2005. The decline is due to erosion of the servicing fee rate due to the higher proportion of non-agency loans in the portfolio. This trend has also affected the level of mortgage servicing rights, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams Generally, as our prepayments have increased, our mortgage servicing rights have decreased.

Interest income relates primarily to that earned on escrow balances. The income increase resulted form higher account balances and increased market rates earned. The increase in prepayment penalties relates to a higher level of refinancing activity in the current year. Both categories also increased due to the CCLP acquisition.

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

The increased revenue, expense, equity loss and allocation amounts in 2006 are due to the origination of nine funds in the past year and the assumption of the general partner interests in 14 property level partnerships which occurred in the second quarter of 2005. As a result, for the six months ending June 30, 2006, include a full period of activity for these property level partnerships while the same period in 2005 only includes three months.

As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $5,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

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

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires that we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The effective tax rate on a consolidated basis for six months ended June 30, 2006 and 2005 was (21.3)% and (34.1)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 15.6% and 54.6% for the six months ended June 30, 2006 and 2005, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

See NEW ACCOUNTING PRONOUNCEMENTS in Note 1 to the condensed consolidated financial statements.

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

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

     o $250.0 million, used for mortgage banking needs, which matures in August 2006, and is renewable annually;
     o $90.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investments funds, which matures in October 2006;
     o $110.0 million, used initially to provide the loans to CCA and CCLP and since used for general corporate purposes, which matures in August 2006;
     o $40.0 million, established in connection with the CMC acquisition, which expires in December 2006; and
     o securitizations through the Merrill Lynch P-FLOATs/RITES program and through the Goldman Sachs Floats/Residuals program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral.

As of June 30, 2006, we had approximately $82.9 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our by-laws. Although certain of the facilities noted above mature in 2006, we expect to renew, replace or refinance them as necessary. In connection with the proposed acquisition of ARCap (see Note 19 to the condensed consolidated financial statements) we are in negotiations to replace the maturing lines listed above (except for the mortgage banking credit line), with a master credit facility with these same lenders as our current lines. We plan to enter into a $350.0 million six-year term loan and a $150.0 million revolving credit facility, the term loan portion of which will be used to pay the cash portion of the acquisition, while the revolving credit facility would be used to refinance the existing lines and for general business purposes. While we believe that we will be able to do so, there is no assurance that we will achieve refinancing terms favorable to us.

Equity
------

We have the ability to issue $500.0 million of equity securities pursuant to registration statements we have filed with the SEC. We currently have no plans to issue any such securities.

Liquidity Requirements after June 30, 2006
------------------------------------------

During August 2006, equity distributions will be paid as follows:


                                                   (In thousands)
                                                   --------------
Common/CRA shareholders                               $24,806
SCU/SMU holders                                         8,860
4.4% CRA Preferred shareholders                         1,188
Equity Issuer Preferred shareholders                    6,281
                                                      -------
Total                                                 $41,135
                                                      =======


In addition, as described in Note 19 to the condensed consolidated financial statements, we have announced our intent to acquire ARCap during 2006.

During  July  2006,   we  paid   approximately   $12.9   million  to  repurchase
approximately 683,000 of our common shares in the open market. See also Note 14 to the condensed consolidated financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

For the six months ended June 30, 2006, there was a net decrease in cash and cash equivalents as compared to a net increase during the comparable 2005 period. A larger increase in 2006 in cash provided by financing activities was more than offset by a larger increase in cash used in investing activities and also by a significant decrease in operating cash flow.

Operating cash flows were lower in the 2006 period by a margin of $112.7 million due primarily to:

     o lower net income in 2006 due in part to a high level of costs for corporate initiatives launched in 2006;
     o a current year loan made to an affiliate as compared to the collection of a previously outstanding advance in 2005; and
     o    higher net fundings of mortgage loans.

Additionally, the timing of receipts and payments in operating asset and liability accounts contributed to this decrease.

More cash was used in investing activities in 2006 as compared to 2005 by a margin of $31.2 million due to:

     o    a higher level of mortgage revenue bond acquisitions and fundings;
     o net advances to partnerships in 2006 as compared to net collections from partnerships in 2005; and
     o    our  2006  capitalization   requirements  for  Centerbrook  that  were
          invested in marketable securities.

These factors were offset in part by an investment sold to AMAC in April 2006 and a decrease in restricted cash and cash equivalents due to the release of collateral requirements related to the MBIA securitization programs (which were restructured in connection with launch of Centerbrook as discussed below).

Financing inflows in the 2006 period were higher than in 2005 by $97.4 million. The primary reason for the higher inflows in 2006 was increased net borrowings during the current period including those related to mortgage loans held for sale at period end and the capitalization of Centerbrook. Also included in financing activities are the proceeds and repayments related to the restructuring of our securitization programs in connection with the launch of Centerbrook whereby we terminated our programs through MBIA and created a similar program through Goldman Sachs.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

Note 18 to the condensed consolidated financial statements contains a summary of our guarantees and off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of June 30, 2006, for guarantees we and our subsidiaries have entered into:


                                                        Maximum        Carrying
              (In thousands)                            Exposure        Amount
--------------------------------------------           ----------     ----------
Repayment guarantees (1)                               $    3,602     $       --
Completion guarantees (1)                                  33,212             --
Development deficit guarantees (1)                         26,040            810
Operating deficit guarantees (1)                            7,234            236
ACC transition guarantees (1)                               3,245             --
Recapture guarantees (1)                                  109,196            236
Replacement reserve (1)                                     3,076             67
Guarantee of payment (1)                                   45,471             --
Mortgage pool credit intermediation (2)                     7,446             --
LIHTC credit intermediation (2)                           787,175         20,036
Mortgage banking loss sharing agreements (3)              873,220         12,943
                                                       ----------     ----------

                                                       $1,898,917     $   34,328
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

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of June 30, 2006, to make future payments under our debt agreements and other contractual obligations:


                                                                Payments due by period
                                           ------------------------------------------------------------------
                                                         Less than                                  More than
            (In thousands)                   Total         1 year       1-3 years     3-5 years      5 years
---------------------------------------    ----------    ----------    ----------    ----------    ----------
Notes payable (1)                          $  408,337    $  407,370    $      967    $       --    $       --
Notes payable of consolidated
   partnerships (2)                           488,627        78,015       121,632        27,671       261,309
Operating lease obligations                    67,280         6,699        13,381        12,261        34,939
Unfunded loan commitments (3)                 305,665       247,620        58,045            --            --
Financing arrangements (1)                  1,600,778     1,600,778            --            --            --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                    273,500            --            --            --       273,500
                                           ----------    ----------    ----------    ----------    ----------

   Total                                   $3,144,187    $2,340,482    $  194,025    $   39,932    $  569,748
                                           ==========    ==========    ==========    ==========    ==========


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Of the notes payable of consolidated partnerships, $379.7 million relate to equity subscriptions and are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $108.9 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(3) Of this amount, $264.7 million represents mortgage loan origination commitments with corresponding sale commitments.

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

In contrast, payments required under our variable-rate securitization programs fluctuate with market interest rates based on the BMA index and are re-set weekly or every 35 days. In addition, we have variable-rate debt related to our acquisition financing and our warehouse facilities, with rates based on LIBOR. Other long-term sources of capital, such as our preferred shares of Equity Issuer and our 4.4% Convertible CRA preferred shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

With the exception of $450.0 million of debt hedged via interest rate swap agreements, the full amount of our liabilities labeled on our unaudited condensed consolidated balance sheet as Financing Arrangements and Notes Payable are variable-rate debt. We estimate that an increase of 1.0% in interest rates would decrease our annual pre-tax income by approximately $15.6 million.

Conversely, we have large escrow balances maintained by our Mortgage Banking business and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore increase our pre-tax income by approximately $2.2 million.

We manage interest rate risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our unaudited condensed consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those less susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodology used to estimate the portfolio fair value under SFAS No. 115, a 1% increase in market rates for tax-exempt investments would reduce the estimated fair value of our portfolio of mortgage revenue bonds by approximately $141.1 million and a 1% decrease would result in an increase of approximately $158.4 million. Changes in the estimated fair value of the mortgage revenue bonds do not impact our reported net income, net income per share, distributions or cash flows, but are reported as components of accumulated other comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

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

     As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of June 30, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Securities purchased by us

         The following table presents information related to our repurchases of our equity securities during the second quarter of 2006 and other information related to our repurchase program:


                                    Purchases of Equity Securities

                        (a)              (b)             (c)                     (d)

                                                     Total number
                                                      of shares
                       Total          Weighted     purchased as part        Maximum number
                     number of         average        of publicly       of shares that may yet
                       shares        price paid     announced plans     be purchased under the
    Period          purchased (1)     per share       or programs          plans or programs
----------------    -------------    -----------   -----------------    ----------------------
April 1-30, 2006           --               --             --
May 1-31, 2006          7,200           $19.00          7,200
June 1-30, 2006        32,691            18.55         22,200
                     --------          -------       --------

Total                  39,891           $18.63         29,400                 1,462,200
                     ========          =======       ========                ==========


(1) Some repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our annual meeting of shareholders on June 13, 2006. Nathan Gantcher, Jerome Y. Halperin, Robert L. Loverd and Stephen M. Ross were elected as trustees for three-year terms expiring in 2009. Continuing to serve their current terms are the following trustees:
          Alan P. Hirmes, Peter T. Allen, Jeff T. Blau, Robert A. Meister, Janice Cook Roberts, Andrew L. Farkas, Marc D. Schnitzer and Thomas W. White. The four individuals elected, and the number of votes cast for and abstaining, with respect to each of them, were as follows (no votes were cast "against"):


                                             For               Abstain
                                          ----------          ---------
Nathan Gantcher
  Common Shares                           48,236,870          1,007,066
  Restricted Common Shares                   245,119            135,656
  Special Preferred Voting Shares         13,369,941          1,495,370

Jerome Y. Halperin
  Common Shares                           46,089,388          3,154,548
  Restricted Common Shares                   245,119            135,656
  Special Preferred Voting Shares         13,369,941          1,495,370

Robert L. Loverd
  Common Shares                           48,252,749            991,187
  Restricted Common Shares                   245,119            135,656
  Special Preferred Voting Shares         13,369,941          1,495,370

Stephen M. Ross
  Common Shares                           46,256,355          2,987,581
  Restricted Common Shares                   245,119            135,656
  Special Preferred Voting Shares         13,369,941          1,495,370


At the same meeting, an amendment to Section 6.1 of the Company's Second Amended and Restated Trust Agreement was passed to increase the number of authorized shares from 100,000,000 to 160,000,000. Votes cast were as follows:


                                                 For              Abstain         Against
                                              ----------         ----------      ---------
Change in authorized shares amendment
  Common Shares                                2,598,543         24,371,618      2,273,774
  Restricted Common Shares                       245,119            135,656             --
  Special Preferred Voting Shares             13,369,941          1,495,370             --


ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS

        3.1(a) Amendment  No.  3   to   Second   Amended   and  Restated   Trust
               Agreement.*

         10.1 Limited Liability Company Agreement dated June 28, 2006 of Centerbrook Holdings LLC and IXIS Financial Products Inc. and Charter Mac Corporation.*

         10.2 Unitholder and Warrant Agreement among Centerbrook Holdings LLC, IXIS Financial Products Inc. and Charter Mac Corporation, dated as of June 28, 2006.*

         10.3 Limited Liability Company Agreement of Centerbrook Financial LLC, dated as of June 28, 2006.**

         10.4 Senior Loan Agreement among Centerbrook Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006.*

         10.5 Mezzanine Loan Agreement among Centerbrook Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006.*

         10.6 Subordination and Security Agreement among Centerbrook Financial LLC, Deutsche Bank Trust Company Americas, and Citibank, N.A., as senior agent and mezzanine agent, dated as of June 28, 2006.*

         10.7 Guarantee Agreement among CharterMac and IXIS Financial Products Inc., dated as of June 28, 2006.*

         10.8 Right of First Refusal Letter Agreement among CharterMac and Centerbrook Financial LLC, dated as of June 28, 2006.*

         10.9 Fee Letter among IXIS Capital Markets North America Inc. and Centerbrook Holdings LLC, dated as of June 28, 2006.*

         10.10 Credit Support Swap between Charter Mac Origination Trust 1 and Centerbrook Financial LLC.*

         31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          *    Filed herewith.

          ** Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, which portions have omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHARTERMAC
                                  (Registrant)



Date:  August 9, 2006          By: /s/ Marc D. Schnitzer
                                   ---------------------
                                   Marc D. Schnitzer
                                   Managing Trustee, Chief Executive Officer
                                   and President



Date:  August 9, 2006          By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer