Form 10-K/A
period 2005-12-31
CHARTERMAC
filed 2006-10-16
CIK 1043325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                      CityplaceWashington, StateD.C. 20004

                                   FORM 10-K/A
                                 AMENDMENT NO.1

  X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 1-13237

                                   CHARTERMAC
         (Exact name of Registrant as specified in its Trust Agreement)

            DELAWARE                                             13-3949418
(State or other jurisdiction                                (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

 625 MADISON AVENUE, NEW YORK, NEW YORK                            10022
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

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

                                EXPLANATORY NOTE


This amendment to the Annual Report on Form 10-K/A for the year ended December 31, 2005, of CharterMac ("the Company") is being filed to amend and restate Item 9A to clarify management's conclusion that the Company's Disclosure Controls and Procedures were effective as of December 31, 2005, by including specific affirmative language to that effect pursuant to Rule 307 of Regulation S-K, which language was inadvertently omitted from the original filing on Form 10-K.


There were no other changes made to the Company's Form 10-K for the year ended December 31, 2005.

ITEM 9A.  DISCLOSURE CONTROLS AND PROCEDURES

          (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this annual report were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


(a)3.     Exhibits
          --------

2.1 Securities Purchase Agreement, dated as of August 15, 2006, by and among the Company, ARCap Investors, the Selling Members, ARCap REIT, AISR, CM Corp and CM ARCap Investors (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on August 21,
          2006).

3.1(a)    Certificate   of   Business  Trust  dated   as  of   August  12,  1996
          (incorporated by reference to our Registration Statement on Form 10, filed with the Commission on August 1, 1997).

3.1(b) Certificate of Amendment of the Restated Certificate of Business Trust (incorporated by reference to our Registration Statement on Form S-8, filed with the Commission on November 24, 2003).

3.1(c) Second Amended and Restated Trust Agreement dated as of November 17, 2003 (previously filed as part of our filing on Form 10-K on March 15,
          2006)

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

3.1(f) Amendment No. 3 to Second Amended and Restated Trust Agreement (incorporated by reference to Exhibit 3.1(a) in our June 30, 2006 Quarterly Report on Form 10-Q).

3.2(a) Fourth Amended and Restated Bylaws (incorporated by referenced to our Current Report on Form 8-K, filed with the Commission on September 22, 2005).

3.2(b) Amendment No. 1 to Fourth Amended and Restated Bylaws (previously filed as part of our filing on Form 10-K on March 15, 2006)

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

10(af) Amended And Restated Credit Agreement Dated As Of July 16, 2004 by and among CharterMac, Charter Mac Corporation, and Fleet National Bank, As Agent and Lenders, as amended (previously filed as part of our filing on Form 10-K on March 15, 2006).

10(ag) Amended and Restated Mortgage Warehousing Credit and Security Agreement, dated as of March 18, 2005, by and between CharterMac Mortgage Capital Corporation, Fleet National Bank, a Bank of America Company, as Agent and Lenders, as amended (previously filed as part of our filing on Form 10-K on March 15, 2006).

10(ah) Acquisition Loan Agreement, dated as of December 24, 2001, among Charter Mac Corporation, as Borrower, Fleet National Bank, as Agent, and the Lenders, as amended (previously filed as part of our filing on Form 10-K on March 15, 2006).

10(ai) Ninth Amended and Restated Loan Agreement $90,000,000 Tax Credit Warehouse Capital Line of Credit to RCC Credit Facility, L.L.C. as amended (previously filed as part of our filing on Form 10-K on March 15, 2006).

10(aj)    Investment   Agreement  and   Acquisition  of  Capri  Capital  Limited
          Partnership by CM Investor LLC dated March 11, 2005 (previously filed as part of our filing on Form 10-K on March 15, 2006).

10(ak) Second Amended and Restated Advisory Services Agreement between American Mortgage Acceptance Company and CharterMac AMI Associates, Inc. (previously filed as part of our filing on Form 10-K on March 15, 2006).

10(al) First Amendment to the Loan Agreement between CharterMac and American Mortgage Acceptance Company (incorporated by reference to
          Exhibit 10.1 in our Current Report on Form 8-K, filed with the Commission on April 26, 2006).

10(am) Second Amendment to the Loan Agreement between CharterMac and American Mortgage Acceptance Company (incorporated by reference to
          Exhibit 10.2 in our Current Report on Form 8-K, filed with the Commission on April 26, 2006).

10(an) Amended and Restated Credit Note between CharterMac and American Mortgage Acceptance Company (incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K, filed with the Commission on April 26, 2006).

10(ao) Fifth Amendment to the Credit Agreement by and among Charter Mac Corporation, as borrower, and CharterMac and CM Holding Trust, as guarantors, with Bank of America, N.A. (incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed with the Commission on May 4, 2006).

10(ap) Limited Liability Company Agreement dated June 28, 2006 of Centerbrook Holdings LLC and IXIS Financial Products Inc. and Charter Mac Corporation (incorporated by reference to Exhibit 10.1 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(aq) Unitholder and Warrant Agreement among Centerbrook Holdings LLC, IXIS Financial Products Inc. and Charter Mac Corporation, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(ar) Limited Liability Company Agreement of Centerbrook Financial LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.3 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(as) Senior Loan Agreement among Centerbrook Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.4 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(at) Mezzanine Loan Agreement among Centerbrook Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.5 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(au) Subordination and Security Agreement among Centerbrook Financial LLC, Deutsche Bank Trust Company Americas, and Citibank, N.A., as senior agent and mezzanine agent, dated as of June 28, 2006
          (incorporated by reference to Exhibit 10.6 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(av)    Guarantee   Agreement  among  CharterMac and  IXIS Financial  Products
          Inc., dated as of June 28, 2006  (incorporated by reference to Exhibit
          10.7 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(aw) Right of First Refusal Letter Agreement among CharterMac and Centerbrook Financial LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.8 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(ay) Fee Letter among IXIS Capital Markets North America Inc. and Centerbrook Holdings LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.9 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(az) Credit Support Swap between Charter Mac Origination Trust 1 and Centerbrook Financial LLC (incorporated by reference to Exhibit 10.10 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(ba) Second Amended and Restated Limited Liability Company Agreement of ARCap Investors, dated as of August 15, 2006, by and among CM ARCap Investors, Leonard W. Cotton and James L. Duggins (incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed with the Commission on August 21, 2006).

10(bb) Exchange Rights Agreement, dated as of August 15, 2006, by and among the Company, ARCap Investors, CM ARCap Investors, Leonard W. Cotton and James L. Duggins (incorporated by reference to Exhibit 10.2 in our Current Report on Form 8-K, filed with the Commission on August 21,
          2006).

10(bc) Registration Rights Agreement, dated as of August 15, 2006, by and among the Company, CM ARCap Investors, Leonard W. Cotton and James L. Duggins (incorporated by reference to Exhibit 10.3 in our Current Report on Form 8-K, filed with the Commission on August 21, 2006).

10(bd) Employment Agreement, dated as of August 15, 2006, by and between Leonard W. Cotton and ARCap REIT (incorporated by reference to Exhibit
          10.4 in our Current Report on Form 8-K, filed with the Commission on August 21, 2006).

10(be) Employment Agreement, dated as of August 15, 2006, by and between James L. Duggins and ARCap REIT (incorporated by reference to Exhibit
          10.5 in our Current Report on Form 8-K, filed with the Commission on August 21, 2006).

10(bf) Revolving Credit and Term Loan Agreement, dated as of August 15, 2006, by and among the Company, CM Corp., the Guarantors listed on
          Schedule 1 thereto, the Lenders named therein, Bank of America, N.A. and UBS Securities LLC, as agents, Bank of America, N.A., as issuing bank and swingline lender and as administrative agent, and Banc of America Securities, LLC and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.6 in our Current Report on Form 8-K, filed with the Commission on August 21, 2006).

10(bg) Restructuring Agreement dated August 31, 2006, among Capri Realty Holdings, LLC, Quintin Primo, Brian Fargo and Daryl Carter et al. and CM Investor LLC (incorporated by reference to Exhibit 10.1 in our Current Report on Form 8-K, filed with the Commission on September 6,
          2006).

12 Ratio of earnings to fixed charges and preferred dividends (previously filed as part of our filing on Form 10-K on March 15, 2006).

21 Subsidiaries of our Company (previously filed as part of our filing on Form 10-K on March 15, 2006).

23 Consent of Independent Registered Public Accounting Firm (previously filed as part of our filing on Form 10-K on March 15, 2006).

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32        Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.*


* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHARTERMAC
                                    (COMPANY)

Date: October 16, 2006             By: /s/ Marc D Schnitzer
                                       --------------------
                                       Marc D. Schnitzer
                                       Managing Trustee, Chief Executive Officer
                                       and President

Date: October 16, 2006             By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes
                                       Managing Trustee, Chief Operating Officer
                                       and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                         Title                        Date
---------------------        ---------------------------      ------------------

*                            Managing Trustee,
Stephen M. Ross              Chairman of the Board             October 16, 2006

/s/ Marc D. Schnitzer        Managing Trustee,
---------------------
Marc D. Schnitzer            Chief Executive Officer and
                             President                         October 16, 2006

/s/ Alan P. Hirmes           Managing Trustee,
------------------
Alan P. Hirmes               Chief Operating Officer and
                             Chief Financial Officer           October 16, 2006

*
Peter T. Allen               Managing Trustee                  October 16, 2006

*
Andrew L. Farkas             Managing Trustee                  October 16, 2006

*
Thomas W. White              Managing Trustee                  October 16, 2006


*
Jeff T. Blau                 Managing Trustee                  October 16, 2006

*
Robert A. Meister            Managing Trustee                  October 16, 2006

*
Jerome Y. Halperin           Managing Trustee                  October 16, 2006

*
Janice Cook Roberts          Managing Trustee                  October 16, 2006

*
Nathan Gantcher              Managing Trustee                  October 16, 2006

*
Robert L. Loverd             Managing Trustee                  October 16, 2006

* by /s/ Alan P. Hirmes
     ------------------
Attorney-in-fact