Form 10-Q
period 2006-09-30
CHARTERMAC
filed 2006-11-13
CIK 1043325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

As of October 31, 2006, there were 51,295,584 outstanding shares of the registrant's shares of beneficial interest.

                                TABLE OF CONTENTS

                                   CHARTERMAC

                                    FORM 10-Q


                                                                                             PAGE
PART I
              Item 1.     Financial Statements                                                  3
              Item 2.     Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                            36
              Item 3.     Quantitative and Qualitative Disclosures about Market Risk           56
              Item 4.     Controls and Procedures                                              57

PART II
              Item 1.     Legal Proceedings                                                    59
              Item 1A.    Risk Factors                                                         59
              Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds          60
              Item 3.     Defaults Upon Senior Securities                                      60
              Item 4.     Submission of Matters to a Vote of Security Holders                  60
              Item 5.     Other Information                                                    60
              Item 6.     Exhibits                                                             60

SIGNATURES                                                                                     61


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CHARTERMAC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       September 30,    December 31,
                                                                           2006             2005
                                                                       -------------   -------------
                                                                        (Unaudited)

                                               ASSETS
Cash and cash equivalents                                               $   142,240     $   161,295
Restricted cash                                                              14,301          34,025
Mortgage revenue bonds-at fair value                                      2,505,706       2,294,787
Other investments                                                           291,541         298,590
Goodwill and intangible assets, net                                         552,677         439,175
Other assets, net                                                           185,798         144,670
Investments held by consolidated partnerships                             4,577,835       3,025,762
Other assets of consolidated partnerships                                   730,293         580,524
                                                                        -----------     -----------

Total assets                                                            $ 9,000,391     $ 6,978,828
                                                                        ===========     ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Financing arrangements                                               $ 1,730,629     $ 1,429,692
   Preferred shares of subsidiary (subject to mandatory
    repurchase)                                                             273,500         273,500
   Notes payable                                                            399,837         304,888
   Accounts payable, accrued expenses and other liabilities                 244,443         179,275
   Notes payable and other liabilities of consolidated
    partnerships                                                          2,369,289       1,627,556
                                                                        -----------     -----------

Total liabilities                                                         5,017,698       3,814,911
                                                                        -----------     -----------

Minority interests in consolidated subsidiaries                             251,940         262,274
                                                                        -----------     -----------
Preferred shares of subsidiary (not subject to mandatory
   repurchase)                                                              104,000         104,000
                                                                        -----------     -----------
Partners' interests in consolidated partnerships                          2,627,758       1,747,808
                                                                        -----------     -----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred shares; no par value;
        2,160 shares issued and outstanding in 2006 and 2005                104,498         104,498
     Convertible CRA shares; no par value; 6,552 shares issued
       and outstanding in 2006 and 2005                                      99,470         104,369
     Special preferred voting shares; no par value (14,825
      shares issued and outstanding in 2006 and 14,885 shares
      issued and outstanding in 2005)                                           149             150
     Common shares; no par value (160,000 shares authorized;
       52,603 issued and 51,315 outstanding in 2006 and 52,309
       issued and 51,988 outstanding in 2005)                               718,470         752,042
     Restricted shares granted                                                   --          (4,193)
   Treasury shares of beneficial interest - common, at cost
    (1,288 shares in 2006 and 321 shares in 2005)                           (25,393)         (7,135)
   Accumulated other comprehensive income                                   101,801         100,104
                                                                        -----------     -----------
Total shareholders' equity                                                  998,995       1,049,835
                                                                        -----------     -----------

Total liabilities and shareholders' equity                              $ 9,000,391     $ 6,978,828
                                                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                -----------------------     -----------------------
                                                                  2006          2005           2006          2005
                                                                ---------     ---------     ---------     ---------
Revenues:
   Mortgage revenue bond interest income                        $  39,370     $  36,096     $ 115,109     $ 109,524
   Other interest income                                            7,570         3,986        20,089        10,828
   Fee income                                                      29,027        24,402        63,370        58,686
   Other revenues                                                   7,243         7,011        18,401        16,829
   Revenues of consolidated partnerships                           23,809         7,349        41,420        19,403
                                                                ---------     ---------     ---------     ---------
     Total revenues                                               107,019        78,844       258,389       215,270
                                                                ---------     ---------     ---------     ---------

Expenses:
   Interest expense                                                25,457        13,490        66,650        38,421
   Interest expense of consolidated partnerships                   12,982         6,342        25,539        19,364
   Interest expense - distributions to preferred
     shareholders of subsidiary                                     4,724         4,724        14,173        14,173
   General and administrative                                      43,678        30,370       116,105        89,650
   Depreciation and amortization                                   11,033        16,302        34,561        33,467
   Write-off of intangible assets                                   2,547            --         2,547            --
   Loss on impairment of assets                                       394           804         2,665         1,902
   Other expenses of consolidated partnerships                     18,480        14,285        50,019        38,950
                                                                ---------     ---------     ---------     ---------
     Total expenses                                               119,295        86,317       312,259       235,927
                                                                ---------     ---------     ---------     ---------

Loss before other income                                          (12,276)       (7,473)      (53,870)      (20,657)

Equity and other (loss) income                                     (3,320)          414           738         1,490
Gain on sale or repayment of loans and mortgage
     revenue bonds                                                  8,289         3,962        16,257        10,886
Loss on investments held by consolidated partnerships             (68,996)      (65,353)     (209,075)     (181,915)
                                                                ---------     ---------     ---------     ---------

Loss before allocations and income taxes                          (76,303)      (68,450)     (245,950)     (190,196)

Income allocated to preferred shareholders of subsidiary           (1,556)       (1,557)       (4,669)       (4,669)
Minority interests in consolidated subsidiaries, net of tax        (5,771)       (7,626)      (13,301)      (21,572)
Loss allocated to partners of consolidated partnerships           105,434        91,295       301,305       255,628
                                                                ---------     ---------     ---------     ---------

Income before income taxes                                         21,804        13,662        37,385        39,191
Income tax (provision) benefit                                     (7,233)        5,016        (3,909)       13,716
                                                                ---------     ---------     ---------     ---------

Net income
                                                                $  14,571     $  18,678     $  33,476     $  52,907
                                                                =========     =========     =========     =========

Allocation of net income to:
   4.4% Convertible CRA preferred shareholders                  $   1,188     $     832     $   3,564     $     832
   Common shareholders                                             12,011        15,832        26,568        46,185
   Convertible CRA shareholders                                     1,372         2,014         3,344         5,890
                                                                ---------     ---------     ---------     ---------
Total                                                           $  14,571     $  18,678     $  33,476     $  52,907
                                                                =========     =========     =========     =========

Net income per share:
   Basic                                                        $    0.23     $    0.31     $    0.51     $    0.90
                                                                =========     =========     =========     =========
   Diluted                                                      $    0.23     $    0.31     $    0.51     $    0.89
                                                                =========     =========     =========     =========

Weighted average shares outstanding:
   Basic                                                           58,015        58,059        58,409        57,927
                                                                =========     =========     =========     =========
   Diluted                                                         58,396        58,366        58,830        58,234
                                                                =========     =========     =========     =========

Dividends declared per share
                                                                $    0.42     $    0.41     $    1.26     $    1.23
                                                                =========     =========     =========     =========


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                 2006              2005
                                                                            --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  33,476          $  52,907
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                 34,561             33,467
   Income allocated to minority interests in consolidated subsidiaries           13,301             21,572
   Income allocated to preferred shareholders of subsidiary                       4,669              4,669
   Gain on repayment of loans and mortgage revenue bonds                         (1,879)            (1,930)
   Loss on impairment of assets                                                   2,665              1,902
   Write-off of intangible assets                                                 2,547                 --
   Equity in income of unconsolidated entities                                     (738)            (1,490)
   Distributions received from equity investees                                   4,469              1,664
   Mortgage servicing rights                                                     (7,046)            (9,666)
   Non-cash compensation expense                                                 12,583              5,983
   Deferred taxes                                                                 3,153            (12,312)
   Reserves for bad debts                                                        28,038             16,091
   Other non-cash income                                                         (1,368)            (1,890)
   Changes in operating assets and liabilities:
    Mortgage loans held for sale                                                 94,668            (45,794)
    Deferred revenues                                                            16,645             11,113
    Interest, fees and other receivables                                        (70,354)           (63,120)
    Loan to affiliate                                                                --              4,600
    Other assets                                                                 (6,042)             7,322
    Accounts payable, accrued expenses and other liabilities                     34,290              8,012
                                                                              ---------          ---------

Net cash provided by operating activities                                       197,638             33,100
                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Mortgage revenue bond acquisitions and fundings                             (298,285)          (225,159)
   Principal amortization and repayments of mortgage revenue bonds               82,091             84,210
   Acquisitions, net of cash acquired                                          (262,800)              (290)
   Investments in notes receivable                                               (1,986)                --
   Repayments of notes receivable                                                48,732                 --
   Advances to partnerships                                                    (119,350)           (97,181)
   Collection of advances to partnerships                                       126,781            104,742
   Loans to Capri Capital                                                            --             (8,011)
   Decrease (increase) in cash and cash equivalents - restricted                 19,881             (8,552)
   Investments in marketable securities                                         (23,428)                --
   Return of capital from equity investee                                        11,667                 --
   Deferred investment acquisition costs, net of reimbursements                  (5,334)               528
   Other investing activities                                                   (23,743)            (7,900)
                                                                              ---------          ---------

Net cash used in investing activities                                          (445,774)          (157,613)
                                                                              ---------          ---------


                                   (continued)

     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                    2006                2005
                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from financing arrangements                            1,243,413             315,310
   Repayments of financing arrangements                             (974,989)           (155,360)
   Increase (decrease) in notes payable                               93,982              (1,082)
   Distributions to shareholders                                     (77,822)            (71,747)
   Distributions to minority interest holders                        (26,681)            (25,963)
   Distributions to preferred shareholders of subsidiary              (4,669)             (4,669)
   Treasury stock purchases                                          (17,822)             (2,479)
   Issuance of preferred shares                                           --             108,000
   Minority interest contribution                                      3,300                  --
   Proceeds from stock options exercised                                  --                 248
   Retirement of minority interests                                     (723)                 (2)
   Deferred financing costs                                           (8,908)             (3,190)
                                                                 -----------         -----------

Net cash provided by financing activities                            229,081             159,066
                                                                 -----------         -----------

Net (decrease) increase in cash and cash equivalents                 (19,055)             34,553
Cash and cash equivalents at the beginning of the year               161,295              71,287
                                                                 -----------         -----------

Cash and cash equivalents at the end of the period               $   142,240         $   105,840
                                                                 ===========         ===========

Acquisition activity:

   Conversion of existing investments                            $    13,997         $    70,000
   Non-cash minority interests issued                                  4,859               7,500
   Assets acquired                                                  (345,047)            (90,530)
   Liabilities assumed                                                63,391              16,940
   Minority interests redeemed                                            --              (4,200)
                                                                 -----------         -----------
Net cash paid for acquisitions                                   $  (262,800)        $      (290)
                                                                 ===========         ===========

Non-cash investing and financing activities:
        Share grants                                             $    39,150         $     1,494
                                                                 -----------         -----------
        Conversion of SCUs and SMUs to common shares             $     1,954         $     3,271
                                                                 -----------         -----------
        Issuance of SMUs in exchange for investment              $        --         $    11,576
                                                                 -----------         -----------
        Cancellation of acquisition - related SMUs               $    (2,497)        $        --
                                                                 -----------         -----------
        Treasury stock purchases via employee withholding        $       436         $     2,479
                                                                 -----------         -----------


     See accompanying notes to condensed consolidated financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of CharterMac, its wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we", "our" and "us", as used throughout this document, refers to CharterMac and its consolidated subsidiaries. For certain of the entities identified throughout this document as "consolidated partnerships", the financial information included is as of and for the periods ended June 30, 2006, the latest practical date available (see Note
10).

During June 2006, we created a new subsidiary, Centerbrook Financial LLC ("Centerbrook") to provide credit intermediation products to the housing finance industry. We own 90% of Centerbrook's direct parent and IXIS Capital Markets North America Inc. ("IXIS"), an unrelated party, owns the remainder. In August 2006, we acquired ARCap Investors, L.L.C. ("ARCap") (see Note 2).

The accompanying interim condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. Given the seasonal nature of our business, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005. That filing on Form 10-K contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2005, except with respect to policies associated with ARCap as discussed below. New accounting pronouncements pending adoption that may have a significant impact on our unaudited condensed consolidated financial statements are also described below.

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

ADDITIONS TO SIGNIFICANT ACCOUNTING POLICIES

The following represent new significant accounting policies to the Company as a result of the ARCap acquisition:

   INVESTMENT SECURITIES

   We hold investments in resecuritization certificates, and funds that we consolidate hold commercial mortgage-backed securities ("CMBS") and resecuritization certificates. We classify these investments as available for sale as we may sell them or dispose of them prior to maturity. As such, we carry these investments at their estimated fair values, and report unrealized gains and losses in other comprehensive income. We evaluate any unrealized losses to determine if the declines in fair value are other-than-temporary; if so, the decline in fair value is recorded as an impairment to the security and charged to earnings. We generally estimate the fair value of the CMBS based on market prices provided by certain dealers who make a market in these financial instruments. The market for the classes of CMBS that our funds hold may lack liquidity and have limited market volume.

   We adjust the amortized cost of securities for accretion of discounts to maturity. We compute accretion using the effective-interest method over the expected life of the securities based on our estimates regarding the timing and amount of cash flows from the underlying collateral. The timing and amount of actual cash flows may differ from these estimates. We include the accretion of these discounts in other interest income on the condensed consolidated statements of income.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



   The yield to maturity on CMBS and resecuritization certificates depends on, among other things, the rate and timing of principal payments, the pass-through rate, and interest rate fluctuations. Our subordinate CMBS interests and resecuritization certificates provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests and resecuritization certificates generally is allocated first to the senior interests and then among the other CMBS interests and resecuritization certificates in order of relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages that result in reduced cash flows, the most subordinate CMBS interest and resecuritization certificate will bear this loss first, with excess losses borne by the remaining CMBS interests and resecuritization certificates in order of relative subordination.

   DEFERRED REVENUE

   We record loan commitment fees as deferred revenue net of direct costs associated with closing the related loan and recognize them as interest income using the effective-interest method over the life of the related loan, in accordance with SFAS No. 91, ACCOUNTING FOR NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOAN AND INITIAL DIRECT COSTS OF LEASES.

   RESALE AND REPURCHASE AGREEMENTS

   We account for transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) as collateralized financing liabilities, except when we do not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued Staff Position 115 / 124 - 1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The Staff Position clarified, among other matters, the determination as to when an unrealized loss on debt securities should be reflected in the income statement as opposed to accumulated other comprehensive income. The Staff Position was effective as of the first quarter of 2006. Application of the Staff Position had no material impact on our results of operations.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL Assets ("SFAS No. 156"). SFAS No. 156 stipulates the accounting for mortgage servicing rights ("MSRs") and requires that they be recorded initially at fair value. SFAS No. 156 also permits, but does not require, that we may subsequently record those MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We will adopt SFAS No. 156, as required, in the first quarter of 2007 and do not expect any material impact in our financial statements as we intend to continue amortization of our MSRs.

In June 2006, the FASB issued Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. The Interpretation sets a standard for recognizing tax benefits in a company's income statement based on a determination whether it is likely or not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, the Interpretation also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged. The Interpretation will be effective in the first quarter of 2007. We are currently determining the impact of the Interpretation on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our financial statements.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



NOTE 2 - ACQUISITIONS AND DISPOSITION

A.  ARCAP

On August 15, 2006, we acquired all of the membership interests in ARCap that we had not previously owned (see Note 4). ARCap is a fund manager specializing in the acquisition, management and servicing of high-yield CMBS. The total purchase price of approximately $275.0 million included:

     o    cash of approximately $263.3 million, including transaction costs;
     o    267,755  Special Common  Interests  ("SCIs") of a subsidiary (see Note
          11) with a value of approximately $4.9 million; and
     o the remaining basis of our prior investment in ARCap (approximately $6.8 million), which had been reduced by distributions accounted for as returns of capital.

Of the total purchase price, $22.5 million has been placed into escrow, which amounts will be released based on certain future events, some of which are not under our control. Should the events not under our control occur, up to $7.5 million of the amount held back could revert to us. These contingencies will expire by 2008.

The cash portion of the acquisition and associated acquisition costs were funded by a new credit facility (see Note 7). In connection with the acquisition, we also issued approximately 1.7 million restricted common shares to ARCap employees (see Note 13).

We accounted for the acquisition as a purchase, and accordingly, we included the results of operations in the condensed consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets and liabilities assumed. We valued intangible assets based on appraisals by independent valuation firms. The excess of the purchase price over the net amounts assigned to the assets acquired, including identified intangibles, and the liabilities assumed was recognized as goodwill of approximately $111.5 million. Allocations are preliminary and will be refined prior to August 2007.

The following table summarizes the assets acquired and the liabilities assumed in connection with the ARCap acquisition (in thousands):


Cash and cash equivalents                                             $     720
Restricted cash                                                             156
Other investments                                                       132,746
Other intangible assets                                                  18,908
Deferred costs and other assets                                          16,062
Net assets of consolidated partnerships                                  45,504

Financing arrangements                                                  (32,513)
Accounts payable, accrued expenses and other liabilities                (18,023)
                                                                      ---------

Net assets acquired                                                   $ 163,560
                                                                      =========


Pro Forma results of operations assuming we had consummated the acquisition on January 1, 2005, are as follows:


                                              Three Months Ended      Nine Months Ended
                                                 September 30,          September 30,
                                             --------------------    -------------------
(In thousands, except per share amounts)       2006        2005        2006       2005
----------------------------------------     --------    --------    --------   --------
Total revenues                               $126,281    $110,773    $346,536   $306,977
Net income                                   $ 26,929    $ 45,049    $ 69,493   $ 80,404
Net income per share:
   Basic                                     $   0.44    $   0.76    $   1.13   $   1.37
   Diluted                                   $   0.42    $   0.73    $   1.09   $   1.35


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



B.  CHARTERMAC REAL ESTATE SECURITIES

Effective  March 1, 2006,  we  acquired  Capri Real Estate  Services  from Capri
Capital Advisors LLC ("CCA"), and renamed it CharterMac Real Estate Securities ("CRES"). CRES is a manager of hedge funds and other funds concentrating on investing in securities of publicly traded real estate trusts operating companies.

The consideration paid was approximately $7.3 million. The consideration included the redemption of the preferred interest we held in CCA, valued at $4.1 million, plus approximately $3.2 million of costs and advances we had made to CCA with respect to this business (see Note 4).

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

In October 2006, we decided to cease operations at CRES. As part of an agreement with CRES' founder, certain convertible SMUs that we had issued (see Note 11) will be returned and others held in escrow will be cancelled. In addition, he will assume CRES' line of credit and we will bear the cost of operating the business until the closure is completed. In connection with this agreement, we reduced goodwill by $2.5 million for the cancellation of the SMUs held in escrow. We also recognized a goodwill impairment charge of approximately $0.9 million to account for the portion of our total investment in and advances to CRES that we do not expect to recover and wrote-off the $1.6 million unamortized balance of other intangible assets recognized at the time of the acquisition. While we expect there will be incremental charges relating to closing this business, the costs are not expected to be material.

Pro forma information is not presented for the acquisition or discontinuance as this business is not material to our revenues, net income or assets.


NOTE 3 - MORTGAGE REVENUE BONDS

A. SUMMARY

The following table summarizes our mortgage revenue bond portfolio:


                                                 September 30,      December 31,
           (In thousands)                            2006               2005
-----------------------------------              -------------      ------------
Amortized cost basis                              $ 2,638,890       $ 2,417,185
Gross unrealized gains                                122,151           116,541
Gross unrealized losses                               (17,804)          (11,424)
                                                  -----------       -----------
Subtotal/fair value                                 2,743,237         2,522,302
  Less: eliminations (1)                             (237,531)         (227,515)
                                                  -----------       -----------
Total fair value per balance sheet                $ 2,505,706       $ 2,294,787
                                                  ===========       ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:


                              Less than      12 Months
(Dollars in thousands)        12 Months       or More         Total
-----------------------       ---------      ---------      ---------
SEPTEMBER 30, 2006

Number of bonds                     52             52            104
Fair value                    $344,869       $372,666       $717,535
Gross unrealized loss         $  8,487       $  9,317       $ 17,804

                              --------------------------------------
DECEMBER 31, 2005

Number of bonds                     36             55             91
Fair value                    $253,063       $327,183       $580,246
Gross unrealized loss         $  6,775       $  4,649       $ 11,424


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

The following summarizes the maturity dates of mortgage revenue bonds we held as of September 30, 2006:


                                                                          Weighted
                                         Outstanding                       Average
       (In thousands)                    Bond Amount      Fair Value    Interest Rate
------------------------------           -----------      -----------   -------------
Due in less than one year                $    10,218      $    10,223         6.36%
Due between one and five years                54,493           53,278         6.58
Due after five years                       2,574,753        2,679,736         6.66
                                         -----------      -----------      -------
Total / weighted average                   2,639,464        2,743,237         6.65%
                                                                           =======
   Less: eliminations (1)                   (236,797)        (237,531)
                                         -----------      -----------
Total                                    $ 2,402,667      $ 2,505,706
                                         ===========      ===========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

B. PORTFOLIO ACTIVITY

The following table summarizes our acquisition activity for the nine months ended September 30, 2006 (excluding bonds refinanced during the period):


                                                               Weighted        Weighted
                                                                Average         Average
                                                    Face     Construction      Permanent
            (In thousands)                         Amount    Interest Rate   Interest Rate
--------------------------------------            --------   -------------   -------------
Construction/rehabilitation properties            $285,745         6.51%          6.04%
Additional funding of existing bonds                12,540         5.30           5.36
                                                  --------      -------        -------
    Total                                         $298,285         6.46%          6.01%
                                                  ========      =======        =======


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



The following table summarizes mortgage revenue bonds repaid during the nine months ended September 30, 2006 (excluding bonds refinanced during the period):


                                             Net Book                    Realized
        (In thousands)                         Value      Proceeds    Gains (Losses)
---------------------------------            ---------    ---------   --------------
Participating, stabilized                     $17,810      $18,725       $   915
Non-participating, stabilized                  21,753       21,585          (168)
Non-participating, not stabilized              19,436       19,182          (254)
                                              -------      -------       -------
Total                                         $58,999      $59,492       $   493
                                              =======      =======       =======


C. SECURITIZED OR PLEDGED ASSETS

At September 30, 2006, mortgage revenue bonds with an aggregate fair value of $2.2 billion were securitized or pledged as collateral in relation to financing arrangements. Of these, 21 bonds with a fair value of approximately $237.5 million are eliminated in consolidation as noted in the tables above.

D. IMPAIRMENT

During 2006, we recognized approximately $2.7 million of mortgage revenue bond impairment charges in light of substandard performance at six underlying properties. For one of the properties, we reached an agreement with the general partner whereby he relinquished control of the property, and for two others we revised the terms of the bonds to reduce the interest rates.

See also Note 18 regarding the status of other mortgage revenue bonds in our portfolio for which we have assumed the general partner interest in the associated property-level partnership, and Note 19 regarding others for which we will be assuming the general partnership interest.

NOTE 4 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:


                                                         September 30, December 31,
                  (In thousands)                             2006          2005
--------------------------------------------------       ------------  -----------
Investment in equity interests in LIHTC properties         $ 39,083     $ 46,985
Investment in properties under development                    4,771        4,300
Investment in ARESS                                           1,469           --
CCA loans and preferred stock                                    --       26,884
Investment in CUC                                               238           --
Mortgage loans held for sale                                 58,637      153,277
Resecuritization certificates                               103,922           --
Notes receivable                                             47,032       32,670
Marketable securities                                        24,731        1,249
Investment in ARCap                                              --       19,874
Other                                                        11,658       13,351
                                                           --------     --------
   Total other investments                                 $291,541     $298,590
                                                           ========     ========


A. ARESS

We own approximately 5% of ARCap Real Estate Special Situations Mortgage Fund, LLC ("ARESS") which commenced operations in May 2006. We account for this investment under the equity method due to our ability to exercise influence over its operations.

B. CCA AND CUC

The balance of "CCA loans and preferred stock" at December 31, 2005, included a participating loan which was convertible into a 49% ownership interest in CCA. In September 2006, CCA repaid the loan in full and paid us an additional $6.0 million to terminate our rights relating to the conversion of the loan into an ownership interest. As part of this agreement, CCA transferred to us its

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



interest in Capri Urban Capital LLC, which we renamed CharterMac Urban Capital LLC ("CUC"). CUC is an entity through which we now provide investment advisory services to CalPERS, focusing on investments in multifamily and commercial properties in major urban markets. We recognized the value of the general partner interest in CUC (approximately $900,000) as an intangible asset (see
Note 5). Our general partner interest includes a co-investment obligation amounting to 2.5% of capital invested (see Note 18). We recorded a total gain on the transaction of approximately $6.9 million, including the termination payment and the value of the intangible asset.

The balance of "CCA loans and preferred stock" also included $4.1 million of preferred stock that was redeemed and $2.7 million of advances that were forgiven as part of the purchase price of CRES (see Note 2).

C. MORTGAGE LOANS HELD FOR SALE

The balance of mortgage loans held for sale fluctuates based on origination volume and the timing of corresponding sales. The December 31, 2005 balance reflects a high level of December 2005 origination volume, which mortgages were sold in the first quarter of 2006.

D. RESECURITIZATION CERTIFICATES

Resecuritization certificates we hold (not including the certificates held at the fund level detailed in Note 10) were comprised of the following as of September 30, 2006:


                                                 Accreted               Percentage of
      (In thousands)                   Face        Cost     Fair Value   Fair Value
---------------------------          --------    ---------  ----------  -------------
Security rating:
   AAA interest only                 $     --    $ 17,647    $ 23,010        22.1%
   AAA                                 26,150      13,257      25,360        24.4
   BBB+                                12,536       4,947       9,062         8.7
   BBB                                  9,402       3,379       6,169         6.0
   BBB-                                 9,402       2,918       5,605         5.4
   BB+                                 24,454       3,722      12,376        11.9
   BB                                   8,501       1,097       3,460         3.3
   BB-                                 11,635       1,310       4,043         3.9
   B+                                  13,273         701       2,836         2.7
   B                                   11,487         570       1,772         1.7
   B-                                  11,635         532       1,643         1.6
   Non-rated                           75,526         164       8,090         7.8
   Non-rated interest only                 --         249         496         0.5
                                     --------    --------    --------     -------
                                     $214,001    $ 50,493    $103,922       100.0%
                                     ========    ========    ========     =======


E. NOTES RECEIVABLE

At December 31, 2005, "Notes receivable" included a $26.0 million investment in a mortgage loan in which we had co-invested with American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust we manage (which had invested an additional $5.0 million pursuant to a Subordinated Participation Agreement). During April 2006, we sold the investment to AMAC at its approximate par value and subsequently assigned the fair value hedge associated with the investment (see Note 8).

Notes receivable at September 30, 2006 primarily represent the fair value of investments in first-mortgage and mezzanine loans originated through ARCap, including a $27.3 million co-investment with AMAC.

F. MARKETABLE SECURITIES

Marketable   securities  at  September  30,  2006,  included  $23.3  million  of investments Centerbrook maintained in cash accounts with maturities in excess of 90 days.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



G. INVESTMENT IN ARCAP AND OTHER

In August 2006, we acquired the interests in ARCap which we had not previously owned (see Note 2) and incorporated our basis in the previous investment in the purchase price.

Other investments at September 30, 2006, and December 31, 2005, included $5.0 million invested in a fund we sponsored through CRES, which we do not consolidate in our condensed consolidated financial statements. We will liquidate this investment in the fourth quarter of 2006 in connection with our closure of CRES (see Note 2). See Note 19 regarding subsequent liquidation.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill and other intangible assets consisted of the following:


                                         September 30,    December 31,
        (In thousands)                       2006             2005
------------------------------           ------------     ------------
Goodwill                                   $349,418         $235,684
Other intangible assets, net                130,471          141,301
Mortgage servicing rights, net               72,788           62,190
                                           --------         --------

Total                                      $552,677         $439,175
                                           ========         ========


A. GOODWILL

The following table provides information regarding goodwill by segment:


                                            Fund        Mortgage
        (In thousands)                   Management      Banking        Total
-----------------------------            ----------     ---------     ---------
Balance at December 31, 2005             $ 197,937      $  37,747     $ 235,684
Additions                                  106,337         11,405       117,742
Reductions                                  (4,008)            --        (4,008)
                                         ---------      ---------     ---------
Balance at September 30, 2006            $ 300,266      $  49,152     $ 349,418
                                         =========      =========     =========


The increase in goodwill for both segments relates to the acquisitions of CRES (in Fund Management) and ARCap (in Fund Management and Mortgage Banking) (see
Note 2). The reduction in Fund Management goodwill pertained to the conversion of SCUs (see Note 13), as the deferred tax impact of such conversion served to effectively lower the purchase price of CharterMac Capital LLC ("CharterMac Capital") which we acquired in 2003. In addition, we reduced Fund Management goodwill by approximately $3.4 million in connection with the planned closure of CRES (see Note 2).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                                Estimated
                                                  Useful
                                                   Life                Gross                    Accumulated
             (In thousands)                     (in Years)        Carrying Amount               Amortization
-----------------------------------------       ----------   --------------------------   --------------------------
                                                             September 30,  December 31,  September 30,  December 31,
                                                                 2006           2005          2006           2005
                                                             ------------   -----------   ------------   -----------
Amortized identified intangible assets:
  Partnership service contracts                       9.4      $ 47,300      $ 47,300       $ 14,510       $ 10,718
  Transactional relationships                        16.7       103,000       103,000         24,155         17,864
  General partner interests                           9.0         6,016         5,100          1,626          1,201
  Joint venture developer relationships               5.0         4,800         4,800          2,755          2,035
  Mortgage banking broker relationships               5.0         1,080         1,080            342            180
  Other identified  intangibles                       9.3         4,427         4,427          3,537          3,181
                                                 --------      --------      --------       --------       --------
Weighted average life/subtotal                       13.7       166,623       165,707         46,925         35,179
                                                 ========

Unamortized identified intangible assets:
  Mortgage banking licenses and
    approvals with no expiration                                 10,773        10,773             --             --
                                                               --------      --------       --------       --------

Total identified intangible assets                             $177,396      $176,480       $ 46,925       $ 35,179
                                                               ========      ========       ========       ========





             (In thousands)                                Net
-----------------------------------------       --------------------------
                                                September 30,  December 31,
                                                    2006           2005
                                                ------------   -----------
Amortized identified intangible assets:
  Partnership service contracts                    $ 32,790      $ 36,582
  Transactional relationships                        78,845        85,136
  General partner interests                           4,390         3,899
  Joint venture developer relationships               2,045         2,765
  Mortgage banking broker relationships                 738           900
  Other identified  intangibles                         890         1,246
                                                   --------      --------
Weighted average life/subtotal                      119,698       130,528


Unamortized identified intangible assets:
  Mortgage banking licenses and
    approvals with no expiration                     10,773        10,773
                                                   --------      --------

Total identified intangible assets                 $130,471      $141,301
                                                   ========      ========


                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                  --------------------      --------------------
                                    2006         2005         2006         2005
                                  -------      -------      -------      -------
Amortization expense              $ 3,769      $ 4,297      $11,746      $12,637
                                  =======      =======      =======      =======


The amortization of "other identified intangibles" (approximately $476,000 per year) is included as a reduction to mortgage revenue bond interest income as they pertain to the acquisition of such bond investments.

In the third quarter of 2006, we wrote off approximately $1.6 million of unamortized transactional relationships assets associated with our planned closure of CRES (see Note 2).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



NOTE 6 - OTHER ASSETS

The components of other assets were as follows:


                                                        September 30,  December 31,
                   (In thousands)                           2006           2005
------------------------------------------------------  ------------   -----------
Deferred financing and other costs                       $  34,951      $  38,059
Less: Accumulated amortization                              (5,499)       (14,031)
                                                         ---------      ---------

Net deferred costs                                          29,452         24,028

Real estate owned, net of accumulated depreciation of
     $1.1 million in 2006                                   33,652         35,608

Interest receivable                                         22,116         16,964
Fees receivable, net                                        31,713         30,774
Deposits receivable                                         18,235             98
Due from unconsolidated partnerships, net                   11,605          2,576
PRS/CRG advances                                            11,627          9,961
Furniture, fixtures and leasehold improvements, net          8,707          8,178
Income tax receivable                                        4,323          4,276
Interest rate swaps at fair value (see Note 8)               2,373          4,857
Deferred taxes                                                  --          1,849
Other                                                       11,995          5,501
                                                         ---------      ---------

Total                                                    $ 185,798      $ 144,670
                                                         =========      =========


A. DEFERRED FINANCING AND OTHER COSTS

In connection with the restructuring of our securitization programs (see Note 7) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated programs. As a result, we recorded incremental amortization expense of $3.4 million during the second quarter of 2006. In connection with refinancing our lines of credit at the time of the ARCap acquisition (see Notes 2 and 7) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated lines (approximately $141,000) and recorded deferred costs of approximately $9.3 million related to the new facilities.

B. REAL ESTATE OWNED

We had classified our real estate owned as "Held for placeCitySale" upon our foreclosure of the properties securing mortgage revenue bonds in 2005. As GAAP sale recognition was not achieved within one year, we reclassified them as "Held and Used" and recorded a retroactive depreciation charge of $934,000 in the second quarter of 2006, as if we had depreciated them since the May 2005 foreclosure. In September 2006, we sold the properties to a third-party to whom we provided new debt financing and to whom funds that we consolidate provided equity financing. As such, we did not consider the transaction to be a sale for accounting purposes.

C. DEPOSITS RECEIVABLE

The balance consists primarily of collateral deposits pertaining to new debt facilities we entered into in 2006 (see Note 7).

D. PRS/CRG ADVANCES

The advances due from PRS/CRG related to the financial difficulties of a developer and our subsequent actions to protect our investments in the properties that were under development (see Note 18). The above balances are net of eliminations with liabilities of consolidated partnerships of $17.4 million at September 30, 2006 and $3.9 million at December 31, 2005.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



NOTE 7 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

A.   SECURITIZATION PROGRAMS

Upon the launch of Centerbrook in June 2006, we restructured several of our securitization programs whereby Centerbrook is now the provider of credit intermediation, as supported by IXIS. As a result, we terminated our securitization relationship with MBIA and created a new program through Goldman Sachs with a structure similar to our P-FLOATS program. In connection with the termination of the MBIA program, we paid approximately $1.4 million in termination fees (included in general and administrative expense) and $1.9 million of other costs (recorded in interest expense) in the second quarter of 2006.

In August 2006, we closed a $455.0 million fixed-rate securitization. In this transaction, we sold fixed rate certificates secured by a pool of our mortgage revenue bonds. These certificates have a weighted average life of 8 years and incur interest at a weighted average fixed-rate of 4.6%. As with our other programs, we retained residual certificates associated with the securitization. The proceeds of this transaction were used to pay down existing securitization liabilities.

Details of the fixed-rate securitization certificates issued are as follows:


                        Amount
    Series          (in thousands)     Initial Rate     Remarketing Date
---------------     --------------     ------------     ----------------
     A-1               $300,000            4.54%           August 2013
     A-2               $155,000            4.72%           August 2016
                       --------

    Total              $455,000
                       ========


B.  CMC WAREHOUSE LINE

The CharterMac Mortgage Capital ("CMC") warehouse line was amended to permit temporary over-advances through October 2006 of up to $75.0 million (in addition to the $100.0 million base borrowing amount) pursuant to terms arranged with Bank of America. The term of this facility has been extended to November 14, 2006 and we expect to enter into a further extension of this line.

C.  CENTERBROOK FACILITIES

Upon its launch in June 2006, Centerbrook entered into a $30.0 million senior debt facility and a $125.0 million mezzanine debt facility, maturing in June 2036. The senior debt facility is provided by Citibank, N.A. and one of our subsidiary companies and it generally bears interest, at our discretion, at:

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

D. REVOLVING CREDIT FACILITY AND TERM LOAN

In August 2006, in connection with our acquisition of ARCap (see Note 2), we entered into a loan commitment with various lenders. The commitment provides a $250.0 million term loan (the "Term Loan"), which matures in August 2012, and a $250.0 million revolving credit facility (the "Credit Facility"), which matures in August 2009. We also have the ability, no more than twice, to increase the maximum amounts available under either the Term Loan and/or Credit Facility by $200.0 million. This ability expires in August 2008.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



All or a portion of the Credit Facility and the Term Loan bear interest, at our discretion, at either:

     (1) the Prime Rate set by Bank of America, N.A. (the "Base Rate") plus 0.25%, or
     (2) LIBOR plus 2.5% for the Term Loan, or a margin ranging from 1.625% to 1.875% depending on the ratio of "funded debt to adjusted CAD", as defined in the credit agreement, for the Credit Facility.

Proceeds from the Term Loan and Credit Facility were used to purchase ARCap (see
Note 2) and to repay and terminate the CMC Acquisition Line, the CharterMac Capital Warehouse Line and the Capri Acquisition Lines.

E.  REPURCHASE AGREEMENTS

At September 30, 2006, we were a party to five repurchase agreements with five counterparties that provide total commitments of $280.0 million, although the maximum amount available to borrow under each facility is limited by the value of the pledged collateral. As of September 30, 2006, we borrowed $48.4 million under these agreements and had the ability to borrow $42.7 million without pledging additional collateral. As of September 30, 2006, the fair value of collateral pledged was $121.4 million. Interest rates range from 5.7% to 6.1%. Of the amounts outstanding, $19.5 million matures in 24 months, and $28.9 million has no specified maturity date, although it may be called upon six months' notice by the counterparty.

NOTE 8 - DERIVATIVE INSTRUMENTS

As of September 30, 2006, we had interest rate swaps with varying expiration dates and an aggregate notional amount of $725.0 million, which are designated as cash flow hedging instruments which hedge the interest payments on our variable-rate securitizations and credit facility. In addition to the $450.0 million notional amount of swaps we had outstanding as of December 31, 2005, we entered into a new interest rate swap at the time of refinancing our credit facilities (see Note 7). The new swap has a notional amount of $275.0 million, an expiration date of August 2009, a fixed rate of 5.25% and the counterparty is Wachovia.

We record all of these swaps at fair value and record changes in fair value in other comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. There was no ineffectiveness in the hedging relationships during the periods reported. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate securitizations, the forecasted transactions are the interest payments.

We expect all of the swaps will be highly effective in achieving offsetting changes in cash flows throughout their terms.

We also had an interest rate swap with a notional amount of $26.0 million that hedged the change in the fair value of a $26.0 million investment. This swap was assigned to AMAC when we sold AMAC the related investment (see Notes 4 and 16). Prior to its assignment, we did not elect to apply hedge accounting to this swap and, therefore, the change in its fair value was included in net income.

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net settlement asset position are recorded in other assets. The amounts recorded were as follows:


                                                  September 30,     December 31,
                                                  ------------      ------------
           (In thousands)                             2006              2005
-------------------------------------             ------------      ------------
Net liability position                               $2,257            $  208
Net asset position                                   $2,373            $4,857


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



Interest expense included the following expense (income) related to our swaps:


                                              Three months ended       Nine months ended
                                                  September 30,           September 30,
                                              --------------------    --------------------
             (In thousands)                     2006        2005        2006        2005
------------------------------------------    --------    --------    --------    --------
Interest expense                              $    --     $   798     $    35     $ 2,684
Interest income                                  (727)        (53)     (1,475)       (111)
Change in fair value of free standing swap
   assigned to AMAC                                --          --        (203)         --
                                              -------     -------     -------     -------

Total                                         $  (727)    $   745     $(1,643)    $ 2,573
                                              =======     =======     =======     =======


We estimate that approximately $3.0 million of the net unrealized gain included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of September 30, 2006 (see Note 10).

NOTE 9 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:


                                                      September 30,    December 31,
            (In thousands)                                2006             2005
--------------------------------------                ------------     -----------
Deferred revenues                                       $ 84,708        $ 70,025
Distributions payable                                     41,492          41,080
Accounts payable                                          58,804          22,314
Salaries and benefits                                     24,075          15,816
Accrued fund organization and offering
expenses                                                  13,976           9,562
Derivatives                                                2,257             208
Restructuring costs                                        1,182              --
Other                                                     17,949          20,270
                                                        --------        --------

Total                                                   $244,443        $179,275
                                                        ========        ========


The accrued restructuring costs pertain to integration actions with respect to the acquisition of ARCap (see Note 2). We recorded these costs in general and administrative expenses in the second quarter of 2006. A roll forward of the restructuring costs is as follows:


                                             Fund         Mortgage
                                           Management      Banking
           (In thousands)                   Segment        Segment        Total
-------------------------------------      ----------    ---------      --------
Employee termination costs
   Balance at June 30, 2006                 $   580       $ 1,251       $ 1,831
   Payments                                    (120)         (144)         (264)
   Adjustments                                 (171)         (378)         (549)
                                            -------       -------       -------
   Balance at September 30, 2006                289           729         1,018
                                            -------       -------       -------

Lease termination costs
   Balance at June 30, 2006                      --           164           164
   Payments                                      --            --            --
                                            -------       -------       -------
   Balance at September 30, 2006                 --           164           164
                                            -------       -------       -------

Total                                       $   289       $   893       $ 1,182
                                            =======       =======       =======


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



Adjustments represent the reversal of amounts due to employee attrition in advance of severance dates or amounts reclassified as retention bonuses. We anticipate that the restructuring will be completed by the end of the first quarter of 2007 and do not anticipate increases to the amounts detailed above.

NOTE 10 - CONSOLIDATED PARTNERSHIPS

Consolidated Partnerships consist of three groups:

     o    Funds   we   sponsor   to   syndicate   LIHTC   Investments    ("LIHTC
          Partnerships");
     o Property level partnerships for which we have assumed the role of general partner ("Property Partnerships"); and
     o Funds we sponsor to syndicate investments in CMBS and associated resecuritization trusts ("CMBS Partnerships") that were associated with the ARCap acquisition in August 2006.

Financial information for the LIHTC and Property Partnerships are as of June 30, 2006, the latest practical date. Information with respect to CMBS partnerships is as of September 30, 2006.

Assets and liabilities of consolidated partnerships consisted of:


                                                           September 30, 2006           December 31, 2005
                                                --------------------------------------- -----------------
                                                 LIHTC and                                 LIHTC and
                                                  Property        CMBS                      Property
                (In thousands)                  Partnerships  Partnerships     Total      Partnerships
---------------------------------------------   ------------  ------------  -----------   ------------
Investments in property partnerships             $3,343,243    $       --    $3,343,243    $3,025,762
Investments in CMBS - available for sale                 --       625,870       625,870            --
Investments in resecuritization
   certificates  - available for sale                    --       594,701       594,701            --
Other investments                                        --        14,021        14,021            --
                                                 ----------    ----------    ----------    ----------
Investments held by consolidated partnerships     3,343,243     1,234,592     4,577,835     3,025,762
                                                 ----------    ----------    ----------    ----------

Land, buildings and improvements,  net
   of accumulated depreciation                      367,327            --       367,327       329,869
Cash                                                233,282        14,129       247,411       172,622
Other assets                                         94,898        20,657       115,555        78,033
                                                 ----------    ----------    ----------    ----------
Other assets of consolidated partnerships           695,507        34,786       730,293       580,524
                                                 ----------    ----------    ----------    ----------

Total assets                                     $4,038,750    $1,269,378    $5,308,128    $3,606,286
                                                 ==========    ==========    ==========    ==========

Financing arrangements                           $       --    $  687,694    $  687,694    $       --
Notes payable                                       498,185            --       498,185       565,877
Due to property partnerships                        832,480            --       832,480       896,031
Repurchase agreements                                    --       184,700       184,700            --
Other liabilities                                   156,783         9,447       166,230       165,648
                                                 ----------    ----------    ----------    ----------

Total liabilities                                $1,487,448    $  881,841    $2,369,289    $1,627,556
                                                 ==========    ==========    ==========    ==========

Other operating expenses of consolidated partnerships consisted of:

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                 ------------------------    ------------------------
                                                    2006          2005          2006          2005
                                                 ----------    ----------    ----------    ----------
Interest expense                                 $   12,982    $    6,342    $   25,539    $   19,364
Asset management fees                                 5,079         5,430        15,604        16,206
Property operating expenses                           3,998         2,592        11,286         7,268
General and administrative expenses                   3,586         2,725        11,684         6,837
Depreciation and amortization                         5,817         3,538        12,445         8,639
                                                 ----------    ----------    ----------    ----------

Total other operating expenses                   $   31,462    $   20,627    $   76,558    $   58,314
                                                 ==========    ==========    ==========    ==========


                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



Investments in CMBS included within consolidated partnerships were comprised of the following as of September 30, 2006:


                                           Accreted                     Percentage of
   (In thousands)              Face          Cost        Fair Value       Fair Value
-------------------------------------------------------------------------------------
Security rating:
   BBB-                    $  106,723     $  100,417     $  100,967          16.13%
   BB+                        108,094         91,711         92,482          14.78
   BB                         129,402        106,546        106,802          17.07
   BB-                        131,875         92,299         93,316          14.91
   B+                          67,071         41,647         42,807           6.84
   B                           66,323         37,629         39,649           6.33
   B-                          86,180         39,521         46,260           7.39
   Non-rated                  312,433         92,026        103,587          16.55
                           ----------     ----------     ----------      ---------
                           $1,008,101     $  601,796     $  625,870         100.00%
                           ==========     ==========     ==========      =========


Investments  in  resecuritization   certificates  included  within  consolidated
partnerships were comprised of the following as of September 30, 2006:


                                                Accreted                Percentage of
       (In thousands)                 Face        Cost     Fair Value     Fair Value
-------------------------------------------------------------------------------------
Security rating:
   AAA                              $111,900    $ 95,968    $109,215         18.36%
   AA                                 66,600      57,541      65,756         11.06
   A                                  47,000      40,977      46,865          7.88
   A-                                 23,900      21,289      24,282          4.08
   BBB+                               66,800      60,345      68,629         11.54
   BBB                                61,138      53,302      57,373          9.65
   BBB-                              109,781      97,906     110,951         18.66
   BB+                                88,114      46,621      61,668         10.37
   BB                                 12,158       3,547       6,770          1.14
   BB-                                12,157       3,187       6,092          1.02
   B+                                 21,073       4,890       9,372          1.58
   B                                  11,347       1,869       3,596          0.60
   B-                                 12,158       1,510       2,918          0.49
   Non-rated                         184,598       7,991      16,426          2.76
   Non-rated interest only                --       4,796       4,788          0.81
                                    --------    --------    --------     ---------
                                    $828,724    $501,739    $594,701        100.0%
                                    ========    ========    ========     ========


At September 30, 2006, eight repurchase agreements with three counterparties provided total commitments of $495.0 million. As of September 30, 2006, the CMBS Partnerships had borrowed $184.7 million under these repurchase agreements and had the ability to borrow an additional $5.9 million without pledging additional collateral. As of September 30, 2006, the fair value of collateral pledged was $258.5 million. Interest rates range from 5.4% to 6.1%.

Of the LIHTC Partnerships notes payable balance, at September 30, 2006, $371.9 million are guaranteed by certain equity partners of the investment funds. Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $127.0 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

The financing arrangements of the CMBS partnerships consist of three separate collateralized debt obligation offerings, with weighted average interest rates ranging from 4.7% to 8.7% and weighted average remaining maturities of 5 years to 9 years. All of this debt is non-recourse to the CMBS funds.

The CMBS partnerships have entered into amortizing forward-starting swap agreements to mitigate their proportionate share of the risk of changes in the interest-related cash outflows on the next contemplated long-term debt issuance. Some of these swaps are designated as hedges under FAS 133, while others are not.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



At September 30, 2006, those swaps not designated as hedges, had a combined notional balance of $144.3 million, a maturity of January 1, 2017, and interest rates ranging from 4.91% to 5.75%, and were in a net liability position of $2.9 million.

At September 30, 2006, those swaps designated as hedges had a combined notional balance of $128.3 million, a maturity of January 1, 2017, and interest rates ranging from 4.91% to 5.75%, and were in a net liability position, in the aggregate, of approximately $2.7 million. These swaps were all determined to be effective, so the entire change in the fair value of the swaps was included in other comprehensive income of the CMBS partnerships.

NOTE 11 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Minority interests in consolidated subsidiaries consisted of the following:


                                              September 30,   December 31,
         (In thousands)                           2006            2005
---------------------------------             -------------   ------------
Convertible Special Common Units
   ("SCUs") of a subsidiary                      $236,865        $250,866
Convertible Special Membership
   Units ("SMUs") of a subsidiary                   6,994          11,408
Convertible Special Common
   Interests ("SCIs") of a
   subsidiary                                       4,882              --
Other                                               3,199              --
                                                 --------        --------

Total                                            $251,940        $262,274
                                                 ========        ========


Income allocated to minority interests, net of tax, was as follows:


                         Three Months Ended               Nine Months Ended
                            September 30,                    September 30,
                      -------------------------        -------------------------
(In thousands)          2006             2005            2006             2005
--------------        --------         --------        --------         --------
SCUs                  $  5,725         $  7,467        $ 13,085         $ 21,358
SMUs                       118              159             288              214
SCIs                        29               --              29               --
Other                     (101)              --            (101)              --
                      --------         --------        --------         --------

Total                 $  5,771         $  7,626        $ 13,301         $ 21,572
                      ========         ========        ========         ========


A. SCUS

During 2006, the holder of 20,000 SCUs converted the units to an equivalent number of common shares and the holder of an additional 40,000 SCUs converted the units, for which we paid approximately $723,000 in cash. We also redeemed the special preferred voting shares related to the converted SCUs at par ($0.01 per share).

B. SMUS

During 2006, the holders of approximately 75,000 SMUs converted the units to an equivalent number of common shares.

In connection with the closure of CRES (see Note 2) we cancelled 114,000 SMUs valued at approximately $2.5 million and reversed the balance from minority interests to goodwill as of September 30, 2006.

C. SCIS

In connection with our acquisition of ARCap (see Note 2), our subsidiary issued membership interests in the form of 267,755 SCIs. SCI holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCI distributions are initially $1.72 per year, subject to an adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on our common shares.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



Each holder of an SCI has the right to:

     o    Exchange all or a portion of their SCIs for cash; and
     o Receive cash for any accrued but unpaid distributions with respect to SCI's exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we may, at our discretion, exchange the SCIs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments. We would issue the common shares at a price equal to the average closing market price of our common shares during the five consecutive trading days immediately prior to the date when we receive notice of intent to convert.

D. OTHER

"Other" minority interests at September 30, 2006, primarily represent the 10% interest in Centerbrook owned by IXIS.

NOTE 12 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) was as follows:


                                                                         Nine months Ended
                                                                           September 30,
                                                                       ---------------------
                         (In thousands)                                  2006         2005
-------------------------------------------------------------------    --------     --------
Net income                                                             $ 33,476     $ 52,907
Net unrealized gain on interest rate derivatives                            579        2,296
Net unrealized gain on marketable securities and equity investments       2,513           29
Net unrealized gain (loss) on mortgage revenue bonds:
   Unrealized (loss) gain during the period                                (432)      25,629
   Reclassification adjustment for net gain included in net income         (963)      (1,930)
                                                                       --------     --------
Comprehensive income                                                   $ 35,173     $ 78,931
                                                                       ========     ========


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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



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

In 2006, we granted the following options pursuant to the Plan:


                                                    Weighted
                                        Weighted     Average
                     Weighted Average    Average     Vesting
          Number      Exercise Price      Term       Period
        ----------   ----------------   ---------   ---------
         544,000          $21.78        7.4 years   2.1 years


We used the following weighted average assumptions in the Black-Scholes option pricing model to determine fair values of options granted:

       Risk free interest rate                         4.42%
       Expected years until exercise                   1.71
       Expected stock volatility                      23.14%
       Dividend yield                                  8.11%

The following table summarizes share option activity for the nine months ended September 30, 2006:


                                                                                             Weighted
                                                                                              Average
                                                                                Weighted     Remaining     Aggregate
                                                                                 Average    Contractual    Intrinsic
                                                                                Exercise       Term          Value
                                                                    Options       Price     (in years)   (in thousands)
                                                                   ---------    ---------   -----------  --------------
Outstanding at January 1, 2006                                     1,510,341    $   20.42

Granted                                                              544,000        21.78
Forfeited / expired                                                       --           --
Exercised                                                                 --           --
                                                                  -----------------------------------------------------
Outstanding at end of period                                       2,054,341    $   20.78       7.3        $    2,183
                                                                  =====================================================

Vested and expected to vest at end of period                       2,054,341    $   20.78       7.3        $    2,183
                                                                  =====================================================

Exercisable at end of period                                         779,351    $   21.16       6.1        $      875
                                                                  =====================================================

Fair value of options granted during the period (in thousands)    $     852
                                                                  ==========

Compensation cost recorded (in thousands)                         $     835
                                                                  ==========


The aggregate intrinsic value in the table above represents the difference between our closing common share price on September 30, 2006, and the exercise price, multiplied by the number of "in the money" options. This amount will change based on the fair market value of our common shares.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



The following table summarizes information about share options outstanding and exercisable at September 30, 2006:


                                              Weighted
                                              Average
                                             Remaining
                            Number        Contractual Life       Number
      Exercise Price     Outstanding         (in Years)       Exercisable
      --------------     -----------      ----------------    -----------
          $11.56              51,576               3.6             51,576
          $17.56               2,250               6.0              2,250
          $17.78             800,000               7.1            200,000
          $21.18             159,510               0.4            159,510
          $21.61              20,000               8.7              6,667
          $22.03             384,490               9.3                 --
          $24.44             636,515               8.3            359,348
                         -----------          --------        -----------
                           2,054,341               6.1            779,351
                         ===========          ========        ===========


C. NON-VESTED SHARES AND SCUS

The following table summarizes information about non-vested shares and SCUs for the nine months ended September 30, 2006:


                                                            Weighted                   Weighted
                                                             Average                    Average
                                             Non-vested    Grant Date   Non-vested    Grant Date
                                               shares      Fair Value      SCUs       Fair Value
                                             ----------    ----------   ----------    ----------
Non-vested at January 1, 2006                   241,194    $   20.25       310,400    $   17.92
Granted                                       2,039,731        19.64            --           --
Vested                                          192,966        20.17            --           --
Forfeited                                        15,391        20.84            --           --
                                             ----------    ---------    ----------    ---------
Non-vested at September 30, 2006              2,072,568    $   19.65       310,400    $   17.92
                                             ==========    =========    ==========    =========
Compensation cost recorded (in thousands)    $    8,127
                                             ==========


The non-vested shares granted in 2006 include approximately 1.7 million associated with the ARCap acquisition (see Note 2). In addition, we granted approximately 56,000 that vested immediately.

D. UNAMORTIZED COSTS AND SHARES AVAILABLE FOR GRANT

As of September 30, 2006, there was $34.9 million of total unrecognized compensation cost related to non-vested share-based compensation grants. This unrecognized compensation is expected to be recognized over a weighted-average period of 3.2 years.

As of September 30, 2006, there were approximately 2.2 million options or share grants available for issuance under the Plan.

NOTE 14 - STOCK REPURCHASE PLAN

During the second quarter 2006, in connection with our existing program to repurchase up to 1,500,000 of our common shares, we entered into a 10b5-1 trading plan to facilitate the purchases of shares under this program. During the nine months ended September 30, 2006, we repurchased 921,060 shares at an average price of $18.99 per share, including shares we purchased prior to implementing the 10b5-1 plan.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



NOTE 15 - EARNINGS PER SHARE

For basic EPS, the number of shares includes common and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares"), as the Convertible CRA Shares have the same economic benefits as common shares. Income for the calculation represents net income less dividends for the 4.4% Convertible CRA Preferred Shares.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and non-vested share grants is calculated using the treasury stock method. The 4.4% Convertible CRA Preferred Shares and our subsidiaries' convertible equity units (see Note 13) are not included in the calculation as their assumed conversions would be antidilutive.


                                                    Three Months Ended September 30, 2006    Nine months Ended September 30, 2006
                                                    -------------------------------------    ------------------------------------
    (In thousands, except per share amounts)        Income          Shares      Per Share    Income          Shares     Per Share
------------------------------------------------    -------        --------     ---------    -------        -------     ---------
Net income                                          $14,571                                  $33,476
Preferred dividends                                   1,188                                    3,564
                                                    -------                                  -------
Net income allocable to shareholders (Basic EPS)     13,383         58,015       $  0.23      29,912         58,409         0.51
                                                                                 =======                                  ======
Effect of dilutive securities                            --            381                        --            421
                                                    -------        -------                   -------        -------
Diluted EPS                                         $13,383         58,396       $  0.23     $29,912         58,830         0.51
                                                    =======        =======       =======     =======        =======       ======


                                                    Three Months Ended September 30, 2005    Nine months Ended September 30, 2005
                                                    -------------------------------------    ------------------------------------
    (In thousands, except per share amounts)        Income          Shares      Per Share    Income          Shares     Per Share
------------------------------------------------    -------        --------     ---------    -------        -------     ---------

Net income                                          $18,678                                  $52,907
Preferred dividends                                     832                                      832
                                                    -------                                  -------
Net income allocable to shareholders  (Basic EPS)    17,846         58,059       $  0.31      52,075         57,927       $ 0.90
                                                                                 =======                                  ======
Effect of dilutive securities                            --            307                        --            307
                                                    -------        -------                   -------        -------
Diluted EPS                                         $17,846         58,366       $  0.31     $52,075         58,234       $ 0.89
                                                    =======        =======       =======     =======        =======       ======


NOTE 16 - RELATED PARTY TRANSACTIONS

A. RELATED

General and administrative expenses include shared service fees paid or payable to Related L.P., formerly known as The Related Companies, L.P. ("Related"), a company controlled by our chairman.

In addition, a subsidiary of Related earned fees for performing property management services for various properties held in investment funds which we manage and are included in "Other expenses of consolidated partnerships".

B. AMAC

We collect asset management, incentive management and expense reimbursement fees from AMAC. These fees are included in fund sponsorship income. We entered into a new agreement, effective as of April 2006 whereby the basis of certain of the fees we earn have changed, although we do not expect the fees earned to differ significantly from the previous agreement absent the effect of AMAC's growth.

In April 2006, we sold an investment to AMAC, for which AMAC had held a subordinated co-investment interest (see Note 4). In connection with the sale, we also transferred an interest rate swap we had accounted for as a free standing derivative (see Note 8). We sold the investment for its par value and recognized no gain or loss on the transaction.

In June 2004, we entered into an unsecured revolving credit facility with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used by AMAC to purchase new investments and for general corporate purposes. In April 2006, we increased the facility to $50.0 million. As of September 30, 2006, there were no advances to AMAC outstanding under this facility. Income we earn from this facility is included in "Other interest income". In the opinion of management, the terms of this facility are consistent with those of loan transactions with independent third parties.

During 2006, our Mortgage Banking subsidiaries originated over $347.1 million in loans on behalf of AMAC and received approximately $1.9 million of mortgage banking fees from the borrowers. We record these fees in "Fee income" in the

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



condensed consolidated statements of income.

During 2006, we funded a first mortgage note in the approximate amount of $27.3 million as part of a refinancing of one of AMAC's loans. The note is included in other investments (see Note 4).

In connection with our acquisition of ARCap, we paid approximately $24.5 million of the purchase price to AMAC for its membership interests in ARCap based on the contractual price paid to all shareholders.

In August 2006, AMAC entered into a co-investment agreement with ARESS whereby both will participate equally in investment opportunities that are originated by our subsidiaries and which meet mutual investment criteria.

C. INCOME STATEMENT IMPACT

Fees paid to Related and income earned from AMAC was as follows:


                                                  Three Months Ended   Nine Months Ended
                                                     September 30,       September 30,
                                                  ------------------   -----------------
                (In thousands)                      2006      2005      2006      2005
------------------------------------------------   ------    ------    ------    -------
Shared service fee expense                         $  154    $  122    $  471    $  392
Related property management services expense       $1,116    $  839    $3,216    $2,200
AMAC asset management, incentive management and
   expense reimbursement fee income                $3,348    $2,000    $5,128    $3,500
AMAC credit facility interest income               $  360    $   --    $1,105    $   73


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

     Through this segment, we also invested in other entities, such as our pre-acquisition preferred and common investments in ARCap, our pre-termination participating loan to CCA, our preferred investment in CCA prior to the acquisition of CRES, our co-investment in CUC and our investment in a fund that CRES sponsors, which we are due to liquidate.

2.   Fund Management, which includes:

     o Subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
     o    A subsidiary that provides advisory services to AMAC;
     o Subsidiaries that sponsor and manage funds that invest in subordinated interests associated with CMBS, commercial real estate mortgages and similar investments. These subsidiaries will also sometimes hold, for investment, investments such as the ones held by the sponsored funds. These subsidiaries earn income from equity investments in the sponsored funds and interest income from their investments; and
     o Subsidiaries that participate in credit intermediation transactions, including those for pools of mortgage loans and provide specified returns to investors in LIHTC equity funds, in exchange for fees.

3. Mortgage Banking, which includes subsidiaries that originate and service mortgage loans on behalf of third parties, including:

     o    Fannie Mae;
     o    Freddie Mac;
     o    the FHA;
     o    AMAC; and

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



     o    Insurance companies and conduits.

     In exchange for these activities, we receive origination and servicing fees.

     This segment also includes subsidiaries that provide multifamily and commercial loan servicing for third parties and we also serve as the named special servicer on CMBS securitization in which either we, or the funds we manage, invest. In exchange for these services, we earn a variety of fees, including base servicing fees, liquidation fees, and assumption and modification fees. We also earn interest income on escrow and reserve balances held on loans we service.

4. Consolidated Partnerships, primarily the LIHTC equity funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have little or no equity interest. This segment also includes CMBS funds we sponsor in which we have minority interests but for which our subsidiaries are general partners.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



The following table provides more information regarding our segments:


                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                               ------------------------    ------------------------
             (In thousands)                       2006          2005          2006          2005
-------------------------------------------    ----------    ----------    ----------    ----------
REVENUES
   Portfolio Investing                         $  48,058     $  43,278     $ 141,982     $ 125,305
   Fund Management (1)                            43,590        31,609        95,130        81,008
   Mortgage Banking (1)                           17,165        13,424        43,807        30,856
   Consolidated Partnerships (2)                  23,809         7,349        41,420        19,403
   Elimination of intersegment transactions      (25,603)      (16,816)      (63,950)      (41,302)
                                               ---------     ---------     ---------     ---------
Consolidated Revenues                          $ 107,019     $  78,844     $ 258,389     $ 215,270
                                               =========     =========     =========     =========

CAD
   Portfolio Investing                         $  29,147     $  25,528     $  77,645     $  79,900
   Fund Management (1)                            31,106        21,055        44,757        44,814
   Mortgage Banking (1)                            6,839          (656)       12,870         6,637
                                               ---------     ---------     ---------     ---------
   Total Segment CAD                              67,092        45,927       135,272       131,351
   Preferred dividends                            (1,188)         (832)       (3,564)         (832)
   Subsidiary equity distributions                (8,849)       (8,644)      (26,614)      (25,944)
   Dividends on subsidiary preferred stock        (6,281)       (6,281)      (18,842)      (18,842)
   Current tax benefit (expense)                  (7,169)        2,471        (3,627)        1,690
                                               ---------     ---------     ---------     ---------
   Consolidated CAD                               43,605        32,641        82,625        87,423
   Fees deferred for GAAP (3)                    (14,394)       (3,302)      (23,814)      (21,758)
   Depreciation and amortization expense,
    including write-off of intangible assets     (13,580)      (16,302)      (37,108)      (33,467)
   Interest income yield adjustments (4)          (3,651)           77        (4,098)          660
   Gain on sale of loans (5)                       2,188         3,718         9,001        10,367
   Loss on impairment of assets                     (395)         (803)       (2,665)       (1,902)
   Tax adjustment (6)                                (63)        2,546          (282)       12,027
   Non-cash compensation (7)                      (9,169)       (1,523)      (12,583)       (5,299)
   Difference between subsidiary equity
    distributions and income allocated to
    subsidiary equity holders (8)                  2,978         1,018        13,212         4,372
   Non-cash equity income                          6,402          (200)        5,754          (234)
   Preferred dividends                             1,188           832         3,564           832
   Other, net                                       (538)          (24)         (130)         (114)
                                               ---------     ---------     ---------     ---------
Consolidated Net Income                        $  14,571     $  18,678     $  33,476     $  52,907
                                               =========     =========     =========     =========

DEPRECIATION AND AMORTIZATION (9)
   Portfolio Investing                         $     658     $   2,941     $   6,412     $   4,695
   Fund Management (1)(9)                          7,166         4,694        16,090        14,305
   Mortgage Banking (1)                            5,756         8,667        14,606        14,467
   Consolidated Partnerships                          --            --            --            --
   Elimination of intersegment transactions           --            --            --            --
                                               ---------     ---------     ---------     ---------
Consolidated Depreciation and Amortization     $  13,580     $  16,302     $  37,108     $  33,467
                                               =========     =========     =========     =========


                                               September 30, 2006    December 31, 2005
                                               ------------------    -----------------
IDENTIFIABLE ASSETS
   Portfolio Investing                            $ 4,981,279           $ 5,487,596
   Fund Management (1)                              2,644,200               800,684
   Mortgage Banking (1)                               299,298               345,225
   Consolidated partnerships (2)                    4,044,634             3,610,031
   Elimination of intersegment balances            (2,969,020)           (3,264,708)
                                                  -----------           -----------
Consolidated                                      $ 9,000,391           $ 6,978,828
                                                  ===========           ===========


(1) Includes ARCap as of August 2006.
(2) Includes funds sponsored by ARCap as of August 2006.
(3) Represents the net difference between fees received at the time of a transaction that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting (e.g.: fund sponsorship fees recognized over the relevant service periods) or upon a later event (such as mortgage origination fees recognized upon settlement of a loan sale).

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



(4) Represents the adjustment for amortization of bond discounts or premiums that are recognized immediately for CAD but are deferred and recognized overtime for GAAP accounting, as well as the difference between actual interest income received and income recognized under the effective yield method.
(5) Represents non-cash gain recognized on sale of mortgage loans when servicing rights are retained and gains on sales of mortgage revenue bonds.
(6) Represents the difference between the tax benefit recorded and the net cash amount we expect to pay or receive in relation to the current period.
(7) Represents the add-back of amortization of costs recognized for share-based compensation and non-cash compensation related to fund earnings.
(8) Represents the difference between actual distributions to SCU, SMU and SCI holders (which is based on the common share distribution rate) and accounting allocation of earnings, which is based on the represented portion of combined common, CRA and subsidiary equity in allocating GAAP net income.
(9) 2006 includes write-off of intangible assets.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

PRS/CRG

PRS Companies ("PRS") and Capitol Realty Group ("CRG") were sponsors of certain LIHTC partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. Information with respect to these partnerships is set forth in the table on page 32. A construction company affiliate of PRS also served as general contractor for those partnerships.

Due to financial difficulties experienced by PRS, we ceased our business dealings with them and, among other provisions of an agreement reached in April 2005, assumed the general partner interest in certain of the "PRS Partnerships" indicated in the table on page 32.

Also in April 2005, affiliates of ours acquired, by assignment, the general partnership interests owned by CRG in five of the "CRG Partnerships" indicated in the table on page 32. We sought control of the CRG Partnerships because PRS was the construction general contractor for those partnerships and PRS' financial difficulties caused construction finance shortfalls that have created liquidity problems for those partnerships. We entered into settlement agreements that provided for, among other things:

     o a non-revolving line of credit from us to be used to stabilize the CRG Partnerships which is collateralized by contractual rights to development fees to CRG and its affiliates to receive fees and other consideration. This includes interim loans to satisfy amounts due to subcontractors, material suppliers and other vendors providing materials and/or services on the CRG projects;
     o    reaffirmation of various guarantee agreements;
     o the assignment of the interests in the CRG Partnerships to our affiliates;
     o an operating agreement, whereby an affiliate of CRG operated the CRG projects; and
     o various releases by and amongst the CRG Settlement parties, excluding any reaffirmation of guaranty agreements and any other exclusions set forth in the CRG Settlement Agreements.

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

We anticipate that we will advance approximately an additional $2.3 million to the O'Fallon project during the fourth quarter of 2006.

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

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



In addition to the PRS Partnerships, CRG Partnerships and GCG Partnerships described above, we own bonds that finance other partnerships in which PRS was the general partner or in which CRG is the general partner and PRS was the construction general contractor. These partnerships are also summarized in the table on page 32. On those deals in which our funds are not the equity sponsor, we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we may exercise our available remedies to protect our investments. In those situations, there is substantial equity in the form of LIHTCs in addition to the real estate, both of which are our collateral.

There can be no assurance that a bankruptcy by or against PRS or its affiliates may not give rise to additional claims concerning these partnerships.

Our potential exposure falls into three categories as follows:

         CASH REQUIRED TO BRING THE PROPERTIES TO BREAK-EVEN OPERATION -  As  of
              September 30, 2006, advances outstanding totaled approximately $29.0 million either to the partnerships or through the revolving line of credit to the CRG partnerships. These advances, and additional loans, are assessed periodically for collectibility and the impact on the potential impairment of existing mortgage revenue bonds. Given existing loan-to-value ratios and the variability of the likelihood of funding, we cannot yet determine the ultimate amount of any such loans. At present, we do not anticipate that any such loans would require a charge to expense. We currently estimate that we will not need to advance funds materially in excess of advances outstanding at September 30, 2006. This estimate is based upon our ongoing analyses and may increase due to unforeseen construction delays and other factors, while the amount may be reduced by additional contributions by investors (which may generate additional tax credits), reserves at the property level, syndication of state tax credits or other factors.

         POTENTIAL IMPACT ON MORTGAGE REVENUE BONDS  -  Our   current  estimate,
              based on available information, is that expected cash flows from the underlying properties are sufficient to provide debt service. As a result, we do not believe that there is other-than-temporary impairment of any of the affected bonds.

         POTENTIAL COST TO PROVIDE SPECIFIED YIELDS - As noted in the table on page 32, ten of the partnerships in question are part of equity funds for which we are obligated to provide specified yields. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements. Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

With respect to one property in early stages of construction, we halted construction and have since exercised our right to foreclosure as holder of the first mortgage and plan to sell the property at our current carrying value after recognizing a write-down in the second quarter of 2005.

With respect to another property in the early stages of construction, we likewise determined that construction should not be continued. We did not hold a bond with respect to this property, but a fund we sponsored provided equity. Subsequent to September 30, 2006, we completed the sale of our general partner and limited partner interests and have recovered the fund's investment.

We consolidated the partnerships for which we have assumed the general partnership interests (except for the GCG Partnerships, which do not give our affiliates operational control of the partnerships) effective April 2005.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



The partnerships in question are summarized as follows:


                                                                                                          (In thousands)
                                                                                                   -----------------------------
                                                                                                                   Fair Value of
                               CharterMac     CharterMac                                                             Mortgage
                                Holds or       Capital                                               Loan             Revenue
                               Will Hold      Sponsored   Included in   CharterMac     Third        Amounts            Bonds
                                Mortgage       Fund is       Credit      Capital      Parties      Upon Full       Oustanding at
                                Revenue         Equity   Intermediated   Holds GP    Provided        Draw          September 30,
                   Number         Bond         Partner       Funds       Interest     Equity         Down              2006
                   ------      -----------    ---------- -------------- ----------   --------      ---------       -------------
PRS
  PARTNERSHIPS
Construction         --            --             --           --           --          --         $      --         $      --
Lease-Up             10             9              5            3            5           5           103,861           102,713
Rehab                 2             2              1            1            1           1            30,400            32,474
Stabilized            2             2             --           --           --           2            18,437            18,554
                   -----------------------------------------------------------------------------------------------------------
Subtotal             14            13              6            4            6           8           152,698           153,741
                   -----------------------------------------------------------------------------------------------------------

CRG
  PARTNERSHIPS
Construction          1             1              1           --            1          --             7,130                --
Lease-Up              4             2              4            3            2          --            20,019            20,351
Rehab                 2             2              2            2            2          --            61,934            63,508
Stabilized           --            --             --           --           --          --                --                --
                   -----------------------------------------------------------------------------------------------------------
Subtotal              7             5              7            5            5          --            89,083            83,859
                   -----------------------------------------------------------------------------------------------------------

GCG
  PARTNERSHIPS
Construction          1             1              1            1           --          --            14,600            14,600
Lease-Up              1             1              1           --           --          --            13,170            13,789
Rehab                --            --             --           --           --          --                --                --
Stabilized           --            --             --           --           --          --                --                --
                   -----------------------------------------------------------------------------------------------------------
Subtotal              2             2              2            1           --          --            27,770            28,389
                   -----------------------------------------------------------------------------------------------------------

Total                23            20             15           10           11           8         $ 269,551         $ 265,989
                   ===========================================================================================================
Total eliminated in consolidation                                                                  $ 155,333         $ 152,502
                                                                                                   ===========================


ERC, INC.

See Note 19 for discussion of potential exposure related to the financial difficulties of another developer.

FORWARD TRANSACTIONS

At September 30, 2006, our Mortgage Banking subsidiaries had forward commitments of approximately $307.7 million for mortgages to be funded in 2006 and later. As each lending commitment has an associated sale commitment, the fair values of these commitments offset each other and, as a result, we record no asset or liability. In addition, those subsidiaries had commitments to sell mortgages totaling $69.3 million. Approximately $58.6 million of this amount was funded as of September 30, 2006, and is included in "Other Investments" as "Mortgage Loans Held for Sale". The balance of approximately $10.7 million is to be funded later in 2006.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $31.9 million by the end of 2007.

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $20.5 million at September 30, 2006.

MORTGAGE BANKING LOSS SHARING AGREEMENT

Pursuant  to a master  loss  sharing  agreement  under the Fannie Mae  Delegated
Underwriting and Servicing ("DUS") program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At September 30, 2006, all but one of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

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

Our maximum exposure at September 30, 2006, pursuant to these agreements, was approximately $821.2 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At September 30, 2006, that reserve was approximately $13.0 million, which, we believe, represents our actual potential losses at that time.

As of September 30, 2006, our Mortgage Banking subsidiaries maintained, collateral consisting of treasury notes, and Fannie Mae and Freddie Mac securities of approximately $1.6 million and a money market account of approximately $12.5 million, which is included in restricted cash in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $13.0 million.

We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8.0 million covers this letter of credit requirement. At September 30, 2006, commitments under this reimbursement agreement totaled $2.5 million.

MORTGAGE POOL CREDIT INTERMEDIATION

In December 2001, we completed a credit intermediation transaction with Merrill Lynch Capital Services, Inc. ("MLCS"). Pursuant to the terms of the transaction, we assumed MLCS's first loss position on a pool of tax-exempt weekly variable rate multifamily mortgage loans. Related has provided us with an indemnity covering 50% of any losses that we incur as part of this transaction. As the loans mature or prepay, the first loss exposure and the fees we receive are reduced. The latest maturity date on any loan in the portfolio occurs in 2009. Fannie Mae and Freddie Mac have assumed the remainder of the real estate exposure after the first loss position. In connection with the transaction, we have posted collateral, initially in an amount equal to 50% of the first loss amount, which may be reduced to 40% if certain post closing conditions are met. Our maximum exposure under the terms of the transaction as of September 30, 2006, is approximately $7.4 million.

We performed due diligence on each property in the pool, including an examination of loan-to-value and debt service coverage both on a current and "stressed" basis. We analyzed the portfolio on a "stressed" basis by increasing capitalization rates and assuming an increase in the low floater bond rate. As of September 30, 2006, the credit-intermediated properties are performing according to their contractual obligations and we do not anticipate any losses to be incurred on this guarantee. Should our analysis of risk of loss change in the future, a provision for probable loss might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES ("SFAS No. 5").

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



YIELD TRANSACTIONS

We have entered into several credit intermediation agreements with either IXIS Financial Products, Inc. ("IXIS") or Merrill Lynch (each a "Primary Intermediator") to provide agreed-upon rates of return for pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by a fund sponsored by CharterMac Capital. In return, we have or will receive fees, generally at the start of each credit intermediation period. There are a total of 13 outstanding agreements to provide the specified returns:

     o    through the construction and lease-up phases of the properties;
     o for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
     o    covering both periods.

Total potential exposure pursuant to these transactions is approximately $962.9 million, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $24.7 million as of September 30, 2006. This amount is included in deferred revenues on our condensed consolidated balance sheet. Refer also to PRS / CRG above, regarding potential exposure under existing obligations.

Some of the property-level partnerships have financed their properties with the proceeds of our mortgage revenue bonds. In a portion of these cases, the Primary Intermediator has required that those mortgage revenue bonds be deposited into a trust from which senior and subordinated trust certificates were issued with approximately 50% of these trust certificates being subordinated. We have financed a portion of these senior and subordinated trust certificates through our fixed rate securitization transaction (see Note 7). By placing these bonds into this trust structure we have restricted our ability to foreclose on these bonds without the consent of the Primary Intermediator.

OTHER CONTINGENT LIABILITIES

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. We also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions is approximately $261.2 million as of September 30, 2006. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $1.1 million as of September 30, 2006. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

At September 30, 2006, we had unused letters of credit totaling $8.0 million described in the MORTGAGE BANKING LOSS SHARING Agreements above.

LEGAL CONTINGENCIES

Claims have been asserted against subsidiaries of the Company in three separate but interrelated lawsuits relating to two properties that have the same or affiliated developers for which we have provided debt and equity financing. Those claims allege, among other things, (i) breach of fiduciary duty; (ii) breach of the implied covenant of good faith and fair dealing; (iii) intentional misrepresentation, fraud and deceit; (iv) negligent misrepresentation; and (v) tortious interference with contracts. The claims in one of the three lawsuits, however, were voluntary dismissed without prejudice.

One of the remaining lawsuits seeks completely unspecified damages and the other remaining lawsuit does not specify the total damages sought, but alleges potential losses of $10.0 - 15.0 million. The Company's subsidiaries have filed answers denying the material allegations of those claims and asserting affirmative defenses and their own claims and counterclaims in those actions. Although one of the lawsuits is presently scheduled for trial in January 2007, the parties have entered into stipulations to adjourn the trial date and to

                           CHARTERMAC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



provide for coordinated pretrial proceedings in the two cases. The parties have jointly made or will shortly be jointly making applications to each Court to implement the parties' agreements concerning scheduling and other pretrial proceedings.

The parties have engaged in preliminary settlement discussions and expect to continue those discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, our subsidiaries intend to defend vigorously the claims asserted against them and to prosecute vigorously their own claims and counterclaims.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

OTHER FUNDING COMMITMENTS

CUC

Our general partnership interest in CUC (see Note 4) includes a co-investment obligation amounting to 2.5% of capital invested. Based upon the current funding limit of CUC, our remaining commitment as of September 30, 2006, was approximately $1.5 million which is required to be funded prior to August 31, 2007.

INVESTMENTS IN CMBS PARTNERSHIPS & ARESS

We participate as co-investor in the CMBS funds we sponsor. As of September 30, 2006, our remaining unfunded capital commitments were $16.5 million to ARESS (see Note 4) and $4.1 million to CMBS Partnerships.

NOTE 19 - SUBSEQUENT EVENTS

CRES

In October 2006, we decided to cease operations at CRES. As part of an agreement with CRES' founder, certain convertible SMUs that we had issued (see Note 11) will be returned and others held in escrow will be cancelled. In addition, he will assume CRES' line of credit and we will bear the cost of operating the business until the closure is completed. While we expect there will be incremental charges relating to closing this business, the costs are not expected to be material. In November 2006, we liquidated our $5.0 million investment (see Note 4).

ERC, INC.

In connection with the financial difficulties experienced by a developer, in October 2006, we assumed the general partner interests in 18 property level partnerships (in which the developer was the general partner) to protect our investments. Funds we consolidate had provided equity for all of these property partnerships. Of the 18 partnerships, 17 were financed by mortgage revenue bonds we had issued and two of the properties are in the construction phase.

None of the mortgage revenue bonds in question, with an aggregate fair value of $159.3 million as of September 30, 2006, were deemed to be impaired as of that date nor have there been subsequent indications of impairment. We expect that the equity of the applicable property partnerships is sufficient to cover the estimated costs to complete the two properties under construction. We may have to advance funds to the partnerships to cover operating costs until the properties achieve stabilization, which amounts we do not expect to exceed $1.5 million. We anticipate that future equity payments due the partnerships will be sufficient to repay the advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o adverse changes in the real estate markets including, among other things, competition with other companies;
     o    interest rate fluctuations;
     o general economic and business conditions, which will, among other things, affect the availability and credit worthiness of prospective tenants, lease rents, the terms and availability of financing for properties financed by mortgage revenue bonds we own and other properties which we may finance as well as the ability of borrowers to service debt which we may own;
     o    environment/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries;
     o    risks associated with providing credit intermediation;
     o    risk of loss under mortgage banking loss sharing agreements;
     o    risk of loss from direct and indirect investments in CMBS;
     o the risk that relationships with key investors and developers may not continue;
     o    our ability to generate fee income may not continue; and
     o    risks related to the form and structure of our financing arrangements.

These risks are more fully described in our Form 10-K for the year ended December 31, 2005, and in Part II, Item 1.A. RISK FACTORS, in this document. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

Factors Affecting Comparability
-------------------------------

In August 2006, we acquired ARCap. Prior to the acquisition date, we recorded equity earnings on our 10.7% equity investment in ARCap. Following the acquisition, operating results of ARCap are included in our Fund Management, Mortgage Banking and Consolidated Partnerships segments. In addition, we incurred restructuring costs associated with planned integration activities and incurred increased non-cash compensation costs following the acquisition due to non-vested share grants.

In September 2006, we terminated our financial relationship with CCA. In connection with the termination, we recognized one-time gains totaling approximately $6.9 million. We have also decided to close our CRES subsidiary and we recorded intangible asset impairment charges of approximately $2.5 million in the third quarter of 2006.

During June 2006, we created our Centerbrook subsidiary to provide credit intermediation products to the affordable housing finance industry. Our majority ownership of Centerbrook will enable us to prospectively retain a significant portion of the fees that we would have paid to third party credit providers. We have incurred various start-up costs in connection with this subsidiary in 2006.

We acquired Capri Capital Limited Partnership ("CCLP") in March 2005. Operating results in our Portfolio Investing segment prior to the acquisition date include interest income on a loan made to CCLP in July 2004. Following the acquisition, operating results of CCLP are included in our Mortgage Banking segment.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
----------------------------------------------

The following is a summary of our operations for the three months ended September 30, 2006 and 2005:


                                          % of                      % of
      (In thousands)            2006    Revenues       2005       Revenues    % Change
--------------------------    --------  --------     --------     --------    --------
Revenues                      $107,019   100.0 %     $ 78,844      100.0 %      35.7 %
Income before income taxes    $ 21,804    20.4 %     $ 13,662       17.3 %      59.6 %
Net income                    $ 14,571    13.6 %     $ 18,678       23.7 %     (22.0)%


Fund Management and Mortgage Banking revenues increased as a result of the ARCap acquisition as detailed in the relevant RESULTS BY SEGMENT below. All segments of our business also experienced revenue increases over the 2005 period due to an increased investment base and the timing of fund sponsorship activity in our Fund Management segment.

In addition to increased revenues, income before income taxes benefited from a $6.9 million fee paid to us by CCA to terminate our rights relating to a participating loan which was convertible into an ownership interest in CCA.

Net income decreased despite the increase in income before income taxes as we incurred income tax expense during the 2006 quarter compared to an income tax benefit during 2005. The tax provision in the 2006 period relates to a higher level of current taxable income from the Fund Management segment due to increased fund sponsorship activity, coupled with an increase in the valuation allowance against deferred tax assets (see INCOME TAXES).

REVENUES

Our revenues were as follows:


                                              For the Three Months Ended September 30,
                                              ---------------------------------------
           (In thousands)                         2006         2005       % Change
-------------------------------------           --------     --------     --------
Mortgage revenue bond interest income           $ 39,370     $ 36,096         9.1 %

Other interest income                              7,570        3,986        89.9

Fee income:
   Mortgage banking                                9,158        7,895        16.0
   Fund sponsorship                               18,803       15,053        24.9
   Credit intermediation                           1,066        1,454       (26.7)
                                                --------     --------     -------
Total fee income                                  29,027       24,402        19.0

Other revenues:
   Construction service fee                        1,175        1,185        (0.8)
   Expense reimbursements                            989        1,155       (14.4)
   Rental income of real estate owned                907        1,210       (25.0)
   Administration fees                               570          513        11.1
   Prepayment penalties                            2,645        2,515         5.2
   Other                                             957          433       121.0
                                                --------     --------     -------
Total other revenues                               7,243        7,011         3.3

Subtotal                                          83,210       71,495        16.4
                                                --------     --------     -------

Revenues of consolidated partnerships             23,809        7,349       224.0
                                                --------     --------     -------

   Total revenues                               $107,019     $ 78,844        35.7 %
                                                ========     ========     =======


A large portion of the revenue increase was due to the ARCap acquisition. Adjusting to include ARCap in the entire 2006 period and in the 2005 quarter, revenues would have increased approximately 14.0%

Mortgage revenue bond interest income increased due to an increase in the average portfolio balance over the comparable period. Mortgage banking fee income increased primarily due to mortgage servicing fees earned by the newly acquired ARCap business. Fund sponsorship fee income variances primarily relate to an increase in equity invested during the current quarter and are detailed in the discussions of results for the Fund Management segment below.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loan to CCA prior to the loan repayment in September 2006. The increase compared to the 2005 period relates to:

     o interest generated by CMBS resecuritization certificates we hold through ARCap; and
     o higher cash balances (predominantly the escrow accounts) coupled with increasing market interest rates for temporary investments.

Revenues of consolidated partnerships increased due to:

     o an increase in the number of LIHTC Partnerships due to fund sponsorship activity;
     o an increase in the number of Property Partnerships over the past year which we have taken control of to protect our investments; and
     o    CMBS  partnerships  consolidated as part of the ARCap acquisition (see
          Note 10).

Results of consolidated partnerships are also discussed below.

Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with LIHTC and Property Partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income.

In the third quarters of 2006 and 2005, the following amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:


                                              For the Three Months Ended September 30,
                                              ---------------------------------------
            (In thousands)                         2006        2005      % Change
---------------------------------------           -------     -------    --------
Mortgage revenue bond interest income             $ 1,785     $ 1,135       57.3%
Other interest income                                  53         165      (67.9)
Fund sponsorship fees                              14,829       9,737       52.3
Credit intermediation fees                            863         731       18.1
Other revenues                                      1,615         902       79.0
                                                  -------     -------     ------

Total                                             $19,145     $12,670       51.1%
                                                  =======     =======     ======


EXPENSES

Our expenses were as follows:


                                                     For the Three Months Ended September 30,
                                                     ---------------------------------------
                  (In thousands)                          2006          2005      % Change
---------------------------------------------------    ---------     ---------    --------
Interest expense                                       $  25,457     $  13,490       88.7%
Interest expense - preferred shares of subsidiary          4,724         4,724         --

Salaries and benefits                                     26,842        17,077       57.2
Fund origination and property acquisition expenses         5,481         2,468      122.1
Operating costs of real estate owned                         934         1,011       (7.6)
Restructuring costs                                         (549)           --         --
Other general and administrative                          10,970         9,814       11.8
                                                       ---------     ---------    -------
   Subtotal                                               43,678        30,370       43.8
                                                       ---------     ---------    -------

Depreciation and amortization                             11,033        16,302      (32.3)
Write-off of intangible asset                              2,547            --         --
Loss on impairment of assets                                 394           804      (51.0)
                                                       ---------     ---------    -------

   Subtotal                                               87,833        65,690       33.7

Interest expense of consolidated LIHTC and Property
   partnerships                                            6,199         6,342       (2.2)
Interest expense of consolidated CMBS partnerships         6,783            --         --
Other expenses of consolidated LIHTC and Property
   partnerships                                           18,344        14,285       28.4
Other expenses of consolidated CMBS partnerships             136            --         --
                                                       ---------     ---------    -------

Total expenses                                         $ 119,295     $  86,317       38.2%
                                                       =========     =========    =======


The increase in interest expense reflects the higher amount of average debt outstanding (approximately $2.1 billion and $1.4 billion in the third quarters of 2006 and 2005, respectively) to fund the ARCap acquisition, continuing mortgage revenue bond and LIHTC investments and mortgage originations. In addition, our average borrowing rate increased in 2006 as compared to 2005 as a result of increases in the Bond Market Association Municipal Swap Index ("BMA") and LIBOR rates in both years. The effect of rate increases was tempered, however, by a new fixed rate securitization program and the interest rate swaps that we have in place, most of which are "in the money". One swap that was in effect in the 2005 period, however, has since expired. Our average borrowing rate increased to 4.2% in the third quarter of 2006 as compared to 3.8% in the third quarter of 2005.

The increase in salaries and benefits expense primarily relates to the approximately 100 employees added upon the ARCap acquisition, the continued growth of our component businesses and approximately $3.4 million of incremental non-cash compensation cost related to shares issued in connection with the ARCap acquisition. Of the incremental amount, approximately $1.1 million related to shares that vested immediately. In addition, salaries and benefits includes approximately $3.9 million for deferred participation compensation related to CMBS funds we sponsor.

Fund origination and property acquisition expenses represent costs incurred in connection with originating tax-credit equity investment funds and acquiring properties for those investment funds. The increase compared to last year is the result of a higher level of fund sponsorship activity in 2006 (see FUND MANAGEMENT section below for related revenue discussion).

Operating costs of real estate owned relates to properties we foreclosed upon in May 2005 in connection with three of our mortgage revenue bonds.

Restructuring costs relate to integration actions in anticipation of the ARCap acquisition. During the quarter, an adjustment was recorded to reverse amounts due to employee attrition in advance of severance dates as well as the amount reclassified as retention bonuses (see Note 9). The increase in other general and administrative expenses primarily results from management fees paid by Centerbrook to IXIS.

Depreciation and amortization expenses were lower in the 2006 period, primarily due to decreased amortization of mortgage servicing rights (see Mortgage Banking section) and the absence of amortization of a sizable intangible asset that we wrote off at the end of 2005.

Write-off of intangible assets represents a goodwill impairment charge of approximately $0.9 million to account for the portion of our total investment in and advances to CRES that we do not expect to recover and the write-off of $1.6 million in unamortized other CRES intangible assets recognized at the time of its acquisition.

Other expenses of the consolidated LIHTC and Property partnerships increased due to the increase in the number of consolidated entities due to the incremental fund sponsorship activity. Virtually all of the expenses of the consolidated LIHTC and Property partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

Expenses of consolidated CMBS partnerships represent funds we sponsor to syndicate investments in CMBS and associated resecuritization trusts. These items were incorporated into our financial results upon our acquisition of ARCap.

OTHER ITEMS


                                                    For the Three Months Ended September 30,
                                                    ----------------------------------------
                  (In thousands)                         2006          2005       % Change
--------------------------------------------------    ---------     ---------     --------
Equity and other (loss) income                        $  (3,320)    $     414      (901.9)%

Gain on termination of CCA loan                       $   6,916     $      --          -- %
Gain on sale or repayment of loans                        1,322         2,935       (55.0)
Gain on repayment of mortgage revenue bonds                  51         1,027       (95.0)
                                                      ---------     ---------     -------
Gain on sale or repayment of mortgage revenue
   bonds and loans                                    $   8,289     $   3,962       109.2 %
                                                      ---------     ---------     -------

Income allocated to preferred shareholders of
   subsidiary                                         $  (1,556)    $  (1,557)         -- %
                                                      ---------     ---------     -------

Income allocated to SCUs                              $  (5,725)    $  (7,467)      (23.3)%
Income allocated to SMUs                                   (118)         (159)      (25.8)
Income allocated to SCIs                                    (29)           --          --
Other                                                       101            --          --
                                                      ---------     ---------     -------
  Total income allocated to minority interests        $  (5,771)    $  (7,626)      (24.3)%

Loss allocated to partners of consolidated
   partnerships                                       $ 105,434     $  91,295        15.5 %


Equity and other (loss) income decreased since we no longer recognize our proportionate share of ARCap earnings through equity income subsequent to our acquisition in August 2006. The loss for the quarter primarily relates to losses from tax advantaged investment vehicles similar to those we sponsor and revisions to second quarter earning's estimates provided by ARCap pre-acquisition. Equity income from our investment in CMBS funds is eliminated in consolidation but positively impacts our net income. For the third quarter of 2006, this amount was approximately $9.6 million. There is no comparable amount in 2005 as this earnings stream began with our acquisition of ARCap.

Gain on termination of CCA loan represents the $6.0 million cash paid to us by CCA to terminate our rights relating to participating loan and the estimated value of the management interest in CUC that was assigned to us (see Note 4).

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

The income allocation to SCUs, SMUs and SCIs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. The decrease in 2006 as compared to 2005 is due to the decline in period earnings and the conversion of units during the past twelve months. The SCIs were issued in August 2006 in connection with the ARCap acquisition. "Other" minority interest principally represents the portion of Centerbrook owned by IXIS.

The loss allocation to partners of consolidated partnerships represents the operating losses of LIHTC and Property partnerships, of which we have absorbed an insignificant portion (approximately $3,000) and the majority ownership in CMBS funds we sponsor.

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                            For the Three Months Ended September 30,
                                                            ----------------------------------------
                      (In thousands)                            2006          2005        % Change
---------------------------------------------------------    ----------    ----------     --------
New mortgage revenue bond acquisitions                       $   81,969    $   48,978        67.4 %
Funding of mortgage revenue bonds acquired in prior years         2,450            --          --
Acquisitions related to prior period forward commitments             --         9,400          --
                                                             ----------    ----------      ------
Total acquisition and funding activity                       $   84,419    $   58,378        44.6 %

Mortgage revenue bonds repaid                                $   27,510    $   46,118       (40.3)%

Average portfolio balance (fair value)                       $2,628,252    $2,230,974        10.9 %

Weighted average permanent interest rate of bonds
  acquired                                                         5.61 %        5.54 %
Weighted average yield of portfolio                                6.57 %        6.78 %
Average borrowing rate (includes effect of swaps)                  4.12 %        3.29 %
Average BMA rate                                                   3.56 %        2.40 %
                                                             ----------    ----------

Mortgage revenue bond interest income (1)                    $   41,946    $   37,430        12.1 %
Other interest income (1)                                         3,739         3,692         1.3
Prepayment penalties                                                396           317        24.9
Rental income of real estate owned                                  907         1,210       (25.0)
Other revenues (1)                                                1,070           629        70.1
                                                             ----------    ----------      ------
                                                             $   48,058    $   43,278        11.0 %
                                                             ==========    ==========      ======

Interest expense and securitization fees (1)                 $   24,070    $   13,797        74.5 %
Loss on impairment of assets                                 $      395    $      803       (50.8)%
Gain on repayments of mortgage revenue bonds                 $       49    $    1,027       (95.2)%
Gain on termination of CCA loan                              $    6,916    $       --          -- %
                                                             ==========    ==========      ======

CAD                                                          $   29,147    $   25,528        14.2 %
                                                             ==========    ==========      ======


(1)  Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2005 and the first nine months of 2006.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005.

While generally declining interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with a higher average borrowing rate, resulted in the increase in interest expense and securitization fees.

While our borrowing costs have been increasing along with market rates, we expect the commencement of Centerbrook, our new credit intermediation subsidiary, will help enable us to retain a significant portion of fees which we historically have paid to third parties. In addition, we anticipate Centerbrook will enable us to obtain better leverage against our assets and lower our average cost of capital. In addition, the fixed rate securitization that we entered into in the third quarter of 2006 should serve to temper our exposure to interest rate increases (see Note 7).

The level of prepayment penalties we record as income can be expected to increase as several older, higher-yielding mortgage revenue bonds in our portfolio reach the end of lock out periods. We anticipate an increase in the level of these fees (as well as participating interest sometimes associated with older bonds) in the near future. In particular, we are in negotiations with one borrower that may repay a bond later in 2006 and we may realize incremental income of more than $5.0 million upon repayment.

Impairment losses pertain to the restructuring of bond terms or the deterioration of operations that indicate that full balances may not be recoverable. We recognized impairment on two mortgage revenue bonds in the 2006 period and one in the 2005 period.

Third  quarter CAD for this  segment  increased  in 2006 over the 2005 period in large part due to the $6.0 million cash termination fee received upon the termination of the loan to CCA. This gain served to offset the higher borrowing costs from steadily increasing interest rates. We expect that the effect of borrowing costs will be tempered in future periods by the expected cost savings associated with the involvement of Centerbrook in providing credit intermediation for our securitization programs and the impact of the fixed rate securitization program that we closed in August 2006.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                              For the Three Months Ended September 30,
                                              ---------------------------------------
               (In thousands)                       2006        2005     % Change
--------------------------------------------      --------    --------   --------
Equity raised by LIHTC funds                      $432,801    $275,524     57.1 %
Equity invested by LIHTC funds (1)                $388,268    $320,976     21.0 %

Fees based on equity raised (2)                   $  4,847    $  3,354     44.5 %
Fees based on equity invested (2)                 $ 17,294    $ 13,023     32.8 %

Fees based on management of other entities:
   Asset management and partnership fees (2)      $ 11,761    $  8,481     38.7 %
   Investment origination fees (2)                     114         169    (32.5)
   Other (2)                                            61          --       --
                                                  --------    --------    -----
   Subtotal                                         11,936       8,650     38.0
                                                  --------    --------    -----

Total fund sponsorship fees (2)                     34,077      25,027     36.2

Credit intermediation fees (2)                       2,898       2,186     32.6
Expense reimbursement (2)                            3,522       2,473     42.4
Construction fees (2)                                1,175       1,185     (0.8)
Other interest income (2)                              565          69    718.8
Other revenues (2)                                   1,353         669    102.2
                                                  --------    --------    -----
  Total                                           $ 43,590    $ 31,609     37.9 %
                                                  ========    ========    =====

Equity income from CMBS Funds (2)                 $  9,643    $     --       -- %
                                                  ========    ========    =====

  CAD                                             $ 31,106    $ 21,055     47.7 %
                                                  ========    ========    =====


(1) Excludes warehoused properties that have not yet closed into an investment fund.
(2) Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive partnership and asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2006 increases relate to the funds closed since the end of the third quarter of 2005.

FEES BASED ON EQUITY RAISED

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. O&O fees are realized immediately while we earn the partnership management fees over five-year periods. O&O fees increased approximately 33% in 2006 as compared to the same period in 2005 primarily due to the increase in the amount of equity raised, which was partially offset by a decrease in the rate realized stemming from heightened competition relating to certain types of funds. Related O&O acquisition expenses also increased in line with the increase in revenue. Partnership management fees increased approximately 68% over 2005 and relate to additional funds closed since the end of the third quarter of 2005.

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

FEES BASED ON MANAGEMENT OF OTHER ENTITIES

Asset management and partnership fees increased in 2006, primarily attributable to the higher level of assets under management as well as an increase in fees earned from AMAC due to the gain AMAC realized related to the sale of its ARCap investment to us. These increases were partially offset by the reduction of the cash positions of certain investment funds over the prior year which prevented us from recognizing any management fees for these funds in 2006 since collectibility is not reasonably assured.

OTHER REVENUES

Credit intermediation, expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows. Credit intermediation fees also vary depending upon the time an agreement is outstanding as we recognize a higher proportion of revenues in the early years of an intermediation period, when the risk associated with the agreement is greater.

EQUITY INCOME

We act as general partner of the CMBS funds we sponsor and own a portion of the funds. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. This category became a part of this segment upon the ARCap acquisition.

CAD for the third quarter of 2006 exceeded that of 2005 due predominantly to higher fund sponsorship activity and the up-front fees received in the transactions. In addition, the addition of equity income from CMBS funds to this segment with the acquisition of ARCap benefited the results as a portion of the income recognized is cash based. These gains were partially offset by higher infrastructure costs in expanding the business and initial costs associated with ramping up the Centerbrook business.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                                           For the Three Months Ended September 30,
                                                           ---------------------------------------
                     (In thousands)                           2006           2005        % Change
-------------------------------------------------------    -----------    -----------    ---------
Originations                                               $   444,842    $   491,593       (9.5)%
Mortgage portfolio at September 30                         $ 9,039,666    $ 8,874,898        2.2 %
Fair value of mortgage servicing rights at September 30    $    72,788    $    69,409       (4.9)%
                                                           -----------    -----------      -----

Mortgage origination fees (1)                              $     2,440    $     2,523       (3.3)%
Servicing fees (1)                                               6,603          5,189       27.3
Assumption fees (1)                                                219            183       19.7
                                                           -----------    -----------      -----
Total fee income                                                 9,262          7,895       17.3

Interest income (1)                                              5,477          3,206       70.8
Prepayment penalties (1)                                         2,249          2,198        2.3
Other revenues (1)                                                 177            125       41.6
                                                           -----------    -----------      -----
                                                           $    17,165    $    13,424       27.9 %
                                                           ===========    ===========      =====

Gain on sale of mortgages                                  $     1,420    $     3,059      (53.6)%
                                                           ===========    ===========      =====

CAD                                                        $     6,839    $      (656)        -- %
                                                           ===========    ===========      =====


(1)  Prior to intersegment eliminations.

Including ARCap for the full comparable periods, segment revenues for the third quarter of 2006 would have increased approximately 7.9% from the 2005 level. Despite lower origination volume, compression in origination fee rates and the relatively modest growth in the servicing portfolio, overall revenues increase due to increased interest income earned on escrow balances.

Originations for the three months ended September 30 are broken down as follows:


  (In thousands)              2006           % of total           2005           % of total
------------------        ------------       ----------       -------------      ----------
Fannie Mae                $    127,470           28.7  %      $     294,238           59.9  %
Freddie Mac                    125,450           28.2                45,255            9.2
CharterMac Direct              167,850           37.7                    --             --
Conduit and other               24,072            5.4               152,100           30.9
                          ------------       --------         -------------       --------
Total                     $    444,842          100.0  %      $     491,593           100.0  %
                          ============       ========         =============       =========


The decrease in mortgage origination fees for the quarter was generally in proportion to the decrease in originations as well as the average rate of origination fees being impacted by the higher proportion of non-agency originations. Fannie Mae and Conduit originations decreased and CharterMac Direct originations increased from the prior period because the loan production staff focused its efforts on originating loans for AMAC's proprietary lending program, CharterMac Direct, which was launched in late 2005. Freddie Mac originations increased sharply because we completed three large portfolio transactions totaling $123 million in this quarter.

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

Interest income relates primarily to that earned on escrow balances. The income increase resulted from higher account balances and increased market rates earned. The increase in prepayment penalties relates to a higher level of refinancing activity in the current quarter as compared to last year.

Gain on sale of mortgages relates directly to the value of mortgage servicing rights recorded when loans are sold. The mortgage servicing rights, in turn, are valued based on projected servicing revenues, which decreased in 2006 as compared to 2005 due to erosion of servicing fee rates for new originations.

Segment CAD for the three months ended September 30, 2006, was higher than the comparable 2005 period due primarily to increased servicing fees and interest income on escrow accounts. Both of these were attributable to the expansion of our business as well as the acquisition of ARCap, and the higher interest income was also due in part to increasing interest rates in 2005 and 2006. These factors were partially offset by declining origination fees stemming from the mix of origination activity as discussed above. We expect that the continued expansion of this business and the expected synergies from combining existing operations with ARCap should benefit segment CAD in future periods.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest or, in the case of 13 LIHTC and Property Partnerships, an insignificant equity interest.

     LIHTC AND PROPERTY PARTNERSHIPS

     Our Fund Management segment earns fees from many of the entities, and our Portfolio Investing business earns interest on mortgage revenue bonds for which these partnerships are the obligors. The consolidated partnerships are primarily tax credit equity investment funds we sponsor and manage, while the others are property level partnerships for which we have assumed the role of general partner.

     The increased revenue, expense, equity loss and allocation amounts in 2006 are due principally to the origination of twelve funds in the past year.

     As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $3,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS PARTNERSHIPS

     CMBS Partnerships were incorporated upon our acquisition of ARCap.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
---------------------------------------------

The following is a summary of our operations for the nine months ended September 30, 2006 and 2005:


                                           % of                     % of
      (In thousands)            2006     Revenues      2005       Revenues     % Change
--------------------------    --------  ----------   --------    ----------   -----------
Revenues                      $258,389   100.0 %     $215,270      100.0  %      20.0 %
Income before income taxes    $ 37,385    14.5 %     $ 39,191       18.2  %      (4.6)%
Net income                    $ 33,476    13.0 %     $ 52,907       24.6  %     (36.7)%


Compared to 2005, the 2006 period benefited from the acquisition of ARCap, the continued expansion of all of our businesses and a full nine months of operations for CCLP in the Mortgage Banking segment as compared to only seven months in 2005. In addition, revenues in 2006 include $41.4 million generated by consolidated partnerships compared to $19.4 million in 2005. Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with LIHTC and Property Partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income.

Despite revenue gains and a higher level of pre-acquisition equity income from ARCap, (for which we recorded our proportionate share), income before income taxes was less than the overall revenues increase. This was caused by:

     o an increase in interest expense, due to higher amount of debt as well as an increase in our average borrowing rate period over period;
     o an increase in general and administrative expenses due to the acquisitions of ARCap and CCLP;
     o start-up costs in commencing Centerbrook operations and restructuring costs relating to integration actions with respect to the ARCap acquisition;
     o intangible assets written down in connection with our planned disposition of CRES;
     o termination fees and other costs associated with the restructuring of our securitization programs in connection with the launch of Centerbrook, including a write-off of deferred financing costs; and
     o    a retroactive depreciation charge for real estate owned.

Incremental costs in 2006 as described above related to corporate initiatives (the majority of which were recorded in the second quarter) were as follows:


                                                                      (In thousands)     Where recorded
                                                                      --------------     --------------
Centerbrook start-up costs                                                   $4,313      General and administrative

Restructuring costs in anticipation of ARCap acquisition                      1,449      General and administrative

Restructuring of securitization programs - incremental interest expense       1,915      Interest expense

Restructuring of securitization programs - termination fees                   3,695      General and administrative

Restructuring of securitization programs - write-off of deferred costs        3,398      Depreciation and amortization
                                                                         ----------
                                                                             14,770
Tax effect                                                                   (1,619)
                                                                         ----------
  Net incremental costs                                                  $   13,151
                                                                         ==========


Partially offsetting these factors, income before income taxes benefited from a $6.9 million fee paid to us by CCA to terminate our rights relating to a participating loan which was convertible into an ownership interest in CCA.

In addition to the above, net income decreased period over period as we incurred income tax expense during 2006 compared to an income tax benefit during 2005.
The tax provision in the 2006 period relates to a higher level of current taxable income from the Fund Management segment due to increased fund sponsorship activity, coupled with a valuation allowance against deferred tax benefits (see INCOME TAXES).

REVENUES

Our revenues were as follows:


                                              For the Nine Months Ended September 30,
                                              ---------------------------------------
           (In thousands)                         2006         2005       % Change
-------------------------------------           --------     --------     ---------
Mortgage revenue bond interest income           $115,109     $109,524         5.1 %

Other interest income                             20,089       10,828        85.5

Fee income:
   Mortgage banking                               24,756       20,050        23.5
   Fund sponsorship                               34,379       33,681         2.1
   Credit intermediation                           4,235        4,955       (14.5)
                                                --------     --------     -------
Total fee income                                  63,370       58,686         8.0

Other revenues:
   Construction service fee                        3,425        3,017        13.5
   Expense reimbursements                          2,456        4,084       (39.9)
   Rental income of real estate owned              4,004        2,172        84.3
   Administration fees                             1,546        1,359        13.8
   Prepayment penalties                            4,691        4,314         8.7
   Other                                           2,279        1,883        21.0
                                                --------     --------     -------
Total other revenues                              18,401       16,829         9.3

Subtotal                                         216,969      195,867        10.8
                                                --------     --------     -------

Revenues of consolidated partnerships             41,420       19,403       113.5
                                                --------     --------     -------

   Total revenues                               $258,389     $215,270        20.0 %
                                                ========     ========     =======


A portion of the revenue increase was due to the ARCap acquisition. Adjusting to include ARCap in the full comparable periods, revenues would have increased approximately 12.9%.

Mortgage revenue bond interest income increased due to an increase in the average portfolio balance over the comparable period although the growth was partially offset by a higher level of eliminations following the consolidation of a group of property level partnerships in mid-2005. Fund Management and Mortgage Banking revenues also increased as a result of the ARCap acquisition as detailed in the relevant RESULTS BY SEGMENT below.

Other interest income includes income from temporary investments, interest earned on Mortgage Banking escrow balances and interest earned on our loans to CCA (and CCLP in 2005). The increase from the 2005 period relates to:

     o the expansion of the Mortgage Banking business due to the acquisition of CCLP and the increase in origination volume;
     o interest generated by CMBS resecuritization certificated we hold through ARCap; and
     o higher cash balances (predominantly the escrow accounts) coupled with increasing market interest rates for temporary investments.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005. The 2006 period includes a full nine months of operations while the 2005 results represent only a partial period.

The increase in prepayment penalties is principally due to higher refinancing volume in the Mortgage Banking business.

Revenue of consolidated partnerships increased due to:

     o    an  increase  in  the  number  of  LIHTC   Partnerships  due  to  fund
          sponsorship activity;
     o an increase in the number of Property Partnerships over the past year which we have taken control of to protect our investments; and
     o    CMBS partnerships consolidated as part of the ARCap acquisition.

In the first nine months of 2006 and 2005, the following amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:


                                               For the Nine Months Ended September 30,
                                               --------------------------------------
           (In thousands)                           2006        2005     % Change
-------------------------------------             -------     -------    ---------
Mortgage revenue bond interest income             $ 6,072     $ 2,915       108.3 %
Other interest income                                 158         268       (41.0)
Fund sponsorship fees                              34,934      27,756        25.9
Credit intermediation fees                          2,615       2,291        14.1
Other revenues                                      4,678       1,579       196.3
                                                  -------     -------     -------

Total                                             $48,457     $34,809        39.2 %
                                                  =======     =======     =======


EXPENSES

Our expenses were as follows:


                                                    For the Nine Months Ended September 30,
                                                    ---------------------------------------
                  (In thousands)                         2006        2005     % Change
---------------------------------------------------    --------    --------   ---------
Interest expense                                       $ 66,650    $ 38,421       73.5 %
Interest expense - preferred shares of subsidiary        14,173      14,173         --

Salaries and benefits                                    64,803      50,575       28.1
Fund origination and property acquisition expenses       11,201       9,423       18.9
Operating costs of real estate owned                      3,573       1,599      123.5
Restructuring costs                                       1,446          --         --
Other general and administrative                         35,082      28,053       25.1
                                                       --------    --------    -------
   Subtotal                                             116,105      89,650       29.5
                                                       --------    --------    -------

Depreciation and amortization                            34,561      33,467        3.3
Write-off of intangible assets                            2,547          --         --
Loss on impairment of assets                              2,665       1,902       40.1
                                                       --------    --------    -------

   Subtotal                                             236,701     177,613       33.3

Interest expense of consolidated LIHTC and Property
   partnerships                                          18,756      19,364       (3.1)
Interest expense of consolidated CMBS partnerships        6,783          --         --
Other expenses of consolidated LIHTC and Property
   partnerships                                          49,883      38,950       28.1
Other expenses of consolidated CMBS partnerships            136          --         --
                                                       --------    --------    -------

Total expenses                                         $312,259    $235,927       32.4 %
                                                       ========    ========    =======


The increase in interest expense reflects the higher amount of average debt outstanding (approximately $1.9 billion and $1.3 billion for the first nine months of 2006 and 2005, respectively) to fund continuing mortgage revenue bond and LIHTC investments and mortgage originations. In addition, our average borrowing rate increased in 2006 as compared to 2005 as a result of increases in BMA and LIBOR rates in both years. The effect of rate increases was tempered, however, by a new fixed rate securitization program and the interest rate swaps that we have in place, most of which are now "in the money". One swap in effect in the 2005 period, however, has since expired. Our average borrowing rate increased to 4.3% for the nine months ended September 30, 2006 as compared to 3.7% for the 2005 period.

The increase in salaries and benefits expense primarily relates to the approximately 100 employees added upon the ARCap acquisition, the continued growth of our component businesses and approximately $3.4 million of incremental non-cash compensation cost related to shares issued in connection with the ARCap acquisition. Of the incremental amount, approximately $1.1 million related to shares that vested immediately. The 2006 period also includes approximately $1.0 million of severance related costs associated with the elimination of certain executive positions during the first quarter. In addition, salaries and benefits includes approximately $3.9 million for deferred participation compensation related to CMBS funds we sponsor.

Fund origination and property acquisition expenses represent costs incurred in connection with originating tax-credit equity investment funds and acquiring properties for those investment funds. The increase compared to last year is the result of a higher level of fund sponsorship activity in 2006 (see FUND MANAGEMENT section below for related revenue discussion).

Operating costs of real estate owned relates to properties foreclosed upon in May 2005 in connection with three of our mortgage revenue bonds. The 2006 period represents a full nine months worth of operating costs compared to approximately five months during 2005.

The increase in other general and administrative expenses primarily resulted from start-up costs for Centerbrook operations and termination and other fees associated with restructuring of our securitization programs. Restructuring costs relate to integration and actions in anticipation of the ARCap acquisition net of amounts reversed in the third quarter (see Note 9 to condensed consolidated financial statements). These costs are as detailed in the table on page 46.

Depreciation and amortization expenses were higher in the 2006 period, primarily due to:

     o higher amortization of mortgage servicing rights following the CCLP acquisition and the expansion of the Mortgage Banking business;
     o a write-off of previously deferred fees in connection with the restructuring of certain securitization programs upon the launch of Centerbrook; and
     o recognizing a retroactive depreciation charge for real estate owned which was reclassified from held for sale to held and used (see Note 6 to condensed consolidated financial statements).

These were partially offset by the absence of amortization of a sizable intangible asset that we wrote off at the end of 2005.

The write-off of intangible assets represents a goodwill impairment charge of approximately $0.9 million to account for the portion of our total investment in and advances to CRES that we do not expect to recover and the write-off of $1.6 million in unamortized other CRES intangible assets recognized at the time of its acquisition.

Other expenses of the consolidated LIHTC and Property partnerships increased due to the increase in the number of consolidated entities due to the incremental fund sponsorship activity. Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

Expenses of consolidated CMBS partnerships represent funds we sponsor to syndicate investments in CMBS and associated resecuritization trusts. These items were incorporated into our financial results upon our acquisition of ARCap.

OTHER ITEMS


                                                 For the Nine Months Ended September 30,
                                                 ---------------------------------------
                (In thousands)                       2006          2005      % Change
---------------------------------------------     ---------     ---------    ---------
Equity and other income                           $     738     $   1,490      (50.5)%

Gain on termination of CCA loan                   $   6,916     $      --         -- %
Gain on sale or repayment of loans                    8,378         8,956       (6.5)
Gain on repayment of mortgage revenue bonds             963         1,930      (50.1)
                                                  ---------     ---------     ------
Gain on sale or repayment of mortgage revenue
   bonds and loans                                $  16,257     $  10,886       49.3 %
                                                  ---------     ---------     ------

Income allocated to preferred shareholders of
   subsidiary                                     $  (4,669)    $  (4,669)        --
                                                  ---------     ---------     ------

Income allocated to SCUs                          $ (13,085)    $ (21,358)     (38.7)%
Income allocated to SMUs                               (288)         (214)      34.6
Income allocated to SCIs                                (29)           --         --
Other                                                   101            --         --
                                                  ---------     ---------     ------
  Total income allocated to minority interests    $ (13,301)    $ (21,572)     (38.3)%

Loss allocated to partners of consolidated
   partnerships                                   $ 301,305     $ 255,628       17.9 %


Equity and other income primarily includes income from our pre-acquisition investment in ARCap, offset by losses from tax advantaged investment vehicles similar to those we sponsor. The 2006 period includes approximately $2.9 million of pre-acquisition ARCap income, relating in large part to our proportionate share of a resecuritization gain realized by ARCap in the second quarter. This category now primarily includes losses from tax advantaged investment vehicles similar to those we sponsor. Equity income from our investment in CMBS funds is eliminated in consolidation but positively impacts our net income. For the third quarter of 2006, this amount was approximately $9.6 million. There is no comparable amount in 2005 as this earnings stream began with our acquisition of ARCap.

Gain on termination of CCA loan represents the $6.0 million cash paid to us by CCA to terminate our rights relating to participating loan and the estimated value of the manager interest in CUC that was assigned to us (see Note 4).

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Portfolio Investing and Mortgage Banking businesses. See RESULTS BY SEGMENT below.

The income allocation to SCUs, SMUs SCIs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. The decrease in 2006 as compared to 2005 is due to the decline in period earnings and the conversion of units during the past twelve months. The SCIs were issued in August 2006 in connection with the ARCap acquisition. "Other" minority interest principally represents the portion of Centerbrook owned by IXIS.

The loss allocation to partners of consolidated partnerships represents the operating losses of LIHTC and Property partnerships, of which we have absorbed an insignificant portion (approximately $8,000) and the majority ownership in CMBS funds we sponsor.

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                           For the Nine Months Ended September 30,
                                                           --------------------------------------
                      (In thousands)                           2006          2005       % Change
--------------------------------------------------------    ----------    ----------    --------
New mortgage revenue bond acquisitions                      $  237,349    $  190,058        24.9 %
Funding of mortgage revenue bonds acquired in prior
  years                                                         12,540        11,551         8.6
Acquisitions related to prior period forward commitments        48,396        23,550       105.5
                                                            ----------    ----------    --------
Total acquisition and funding activity                      $  298,285    $  225,159        32.5 %
Forward commitments issued but not funded                   $       --    $    8,000          -- %

Mortgage revenue bonds repaid                               $   59,492    $   65,499        (9.2)%

Average portfolio balance (fair value)                      $2,523,155    $2,199,480        10.8 %

Weighted average permanent interest rate of bonds
  acquired                                                        6.01 %        5.98 %
Weighted average yield of portfolio                               6.58 %        6.89 %
Average borrowing rate (includes effect of swaps)                 4.03 %        3.36 %
Average BMA rate                                                  3.40 %        2.30 %
                                                            ----------    ----------

Mortgage revenue bond interest income (1)                   $  123,247    $  113,011         9.1 %
Other interest income (1)                                       11,921         7,203        65.5
Rental income of real estate owned                               4,004         2,171        84.4
Prepayment penalties                                               407           441        (7.7)
Other revenues (1)                                               2,403         2,479        (3.1)
                                                            ----------    ----------    --------
                                                            $  141,982    $  125,305        13.3 %
                                                            ==========    ==========    ========

Interest expense and securitization fees (1)                $   64,413    $   36,794        75.1 %
Loss on impairment of assets                                $    2,665    $    1,902        40.1 %
Gain on repayments of mortgage revenue bonds                $      958    $    1,930       (50.4)%
Gain on termination of CCA loan                             $    6,916    $       --          -- %
                                                            ==========    ==========    ========

CAD                                                         $   77,645    $   79,900        (2.8)%
                                                            ==========    ==========    ========


(1)  Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during later quarters of 2005 and first nine months of 2006, although the volume of investment and the decline in the interest rate of bonds acquired reflects the challenging market conditions experienced since 2004, such as increased competition and some potential investments not meeting our underwriting standards.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005. The 2006 period includes a full nine months of operations while the 2005 results represent only a partial period.

While generally declining interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with a higher average borrowing rate, resulted in the increase in interest expense and securitization fees. In addition, the restructuring of our securitization programs in the second quarter of 2006 resulted in incremental interest costs of $1.9 million.

While our borrowing costs have been increasing along with market rates, we expect the commencement of Centerbrook, our new credit intermediation subsidiary, will help enable us to retain a significant portion of fees which we historically have paid to third parties. In addition, we anticipate Centerbrook will enable us to obtain better leverage against our assets and lower our average cost of capital. In addition, the fixed rate securitization that we entered into in the third quarter of 2006 (see Note 7) should serve to temper our exposure to interest rate increases.

The level of prepayment penalties we record as income can be expected to increase as several older, higher-yielding mortgage revenue bonds in our portfolio reach the end of lock out periods. We anticipate an increase in the level of these fees (as well as participating interest sometimes associated with older bonds) in the near future. In particular, we are in negotiations with one borrower that may repay a bond later in 2006 and we may realize incremental income of more than $5.0 million upon repayment.

Other interest income relates to investments other than revenue bonds and interest earned on excess cash loaned to other subsidiaries of the company for operational needs. The higher level of income in the 2006 period relates primarily to increased intercompany lending, offset by a lower level of outside investments following the conversion of loans to equity in relation to Capri investments during 2005 and 2006.

Impairment losses pertain to the restructuring of bond terms or the deterioration of operations that indicate that full balances may not be recoverable. We recognized impairment on six mortgage revenue bonds in the 2006 period and three in the 2005 period.

CAD for this segment declined in 2006 from the 2005 level due to higher borrowing costs from steadily increasing interest rates and charges recorded in the second quarter of 2006 associated with restructuring of our securitization programs. These factors were partially offset by the $6.0 million cash termination fee received upon the termination of the loan to CCA. We expect that the effect of borrowing costs will be tempered in future periods by the expected cost savings associated with the involvement of Centerbrook in providing credit intermediation for our securitization programs and the impact of the fixed rate securitization program that we closed in August 2006.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities:


                                               For the Nine Months Ended September 30,
                                               ---------------------------------------
               (In thousands)                       2006        2005     % Change
-------------------------------------------       --------    --------   ---------
Equity raised by LIHTC funds                      $801,758    $711,918      12.6 %
Equity invested by LIHTC funds (1)                $758,944    $751,985       0.9 %

Fees based on equity raised (2)                   $ 11,062    $ 10,104       9.5 %
Fees based on equity invested (2)                 $ 32,927    $ 31,613       4.2 %

Fees based on management of other entities:
   Asset management and partnership fees (2)      $ 25,815    $ 19,685      31.1 %
   Investment origination fees (2)                     269         494     (45.5)
   Other (2)                                            62          60       3.3
                                                  --------    --------   -------
   Subtotal                                         26,146      20,239      29.2
                                                  --------    --------   -------

Total fund sponsorship fees (2)                     70,135      61,956      13.2

Credit intermediation fees (2)                       7,819       7,246       7.9
Expense reimbursement (2)                           10,042       6,951      44.5
Construction fees (2)                                3,425       3,017      13.5
Other interest income (2)                              932         197     373.1
Other revenues (2)                                   2,777       1,641      69.2
                                                  --------    --------   -------
  Total                                           $ 95,130    $ 81,008      17.4 %
                                                  ========    ========   =======

Equity income from CMBS Funds (2)                 $  9,643    $     --        -- %
                                                  ========    ========   =======

  CAD                                             $ 44,757    $ 44,814      (0.1) %
                                                  ========    ========   =======


(1) Excludes warehoused properties that have not yet closed into an investment fund.
(2) Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive partnership and asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2006 increases relate to the funds closed since the end of the third quarter of 2005.

FEES BASED ON EQUITY RAISED

We earn O&O service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. O&O fees are realized immediately while we earn the partnership management fees over five-year periods. O&O fees were consistent in 2006 as compared to the same period in 2005. Although there was an increase in the amount of equity raised, this was offset by a decrease in the rate realized stemming from heightened competition relating to certain types of funds. Related O&O acquisition expenses were also down in-line with the decrease in revenue. Partnership management fees increased approximately 71% over 2005 and related to additional funds closed since the end of the third quarter of 2005.

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

The increase in fees is greater than the increase of equity invested because of a higher fee rate realized, stemming from changes in the mix of funds originated.

FEES BASED ON MANAGEMENT OF OTHER ENTITIES

Asset management and partnership fees increased in 2006, primarily attributable to the higher level of assets under management as well as an increase in fees earned from AMAC due to the gain AMAC realized related to the sale of its ARCap interest to us. These increases were partially offset due to the reduction of the cash positions of certain investment funds over the prior year which prevented us from recognizing any management fees for these funds in 2006 since collectibility is not reasonably assured.

OTHER REVENUES

Credit intermediation, expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows. Credit intermediation fees also vary depending upon the time an agreement is outstanding as we recognize a higher proportion of revenues in the early years of an intermediation period, when the risk associated with the agreement is greater.

EQUITY INCOME

We act as general partner of the CMBS funds we sponsor and own a portion of the funds. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. This category became a part of this segment upon the ARCap acquisition.

CAD for the 2006 period was lower than that of 2005 despite the higher level of fees received in connection with increased fund sponsorship activity. The decrease resulted from incremental costs recognized in the second quarter of 2005 in connection with the start up of Centerbrook and restructuring charges in anticipation of the ARCap acquisition, as well as a higher level of ongoing infrastructure costs as we grow the business. The 2006 period also included the addition of equity income from CMBS funds to this segment with the acquisition of ARCap as a portion of the income recognized is cash based.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities:


                                                          For the Nine Months Ended September 30,
                                                          ---------------------------------------
                     (In thousands)                           2006          2005       % Change
-------------------------------------------------------    ----------    ----------    --------
Originations                                               $1,184,045    $  932,636       27.0 %
Mortgage portfolio at September 30                         $9,039,666    $8,874,898        2.2 %
Fair value of mortgage servicing rights at September 30    $   72,788    $   69,409        4.9 %
                                                           ----------    ----------    -------

Mortgage origination fees (1)                              $    7,231    $    5,313       36.1 %
Servicing fees (1)                                             16,801        13,890       21.0
Assumption fees (1)                                               901           847        6.4
                                                           ----------    ----------    -------
Total fee income                                               24,933        20,050       24.4

Interest income (1)                                            13,739         6,511      111.0
Prepayment penalties (1)                                        4,284         3,873       10.6
Other revenues (1)                                                851           422      101.2
                                                           ----------    ----------    -------
                                                           $   43,807    $   30,856       42.0 %
                                                           ==========    ==========    =======

Gain on sale of mortgages                                  $    8,453    $    9,382       (9.9)%
                                                           ==========    ==========    =======

CAD                                                        $   12,870    $    6,637       93.9 %
                                                           ==========    ==========    =======


(1)  Prior to intersegment eliminations.

Revenues increased in this segment largely due to the acquisitions of ARCap and CCLP. Including all businesses for the full periods, segment revenues would have increased 12.6% in the first nine months of 2006 as compared to the 2005 period.

Originations for the nine months ended September 30 are broken down as follows:


  (In thousands)        2006      % of total       2005      % of total
-----------------    ----------   ----------    ----------   ----------
Fannie Mae           $  550,254       46.5 %    $  581,971       62.4 %
Freddie Mac             215,465       18.2          59,180        6.3
CharterMac Direct       319,050       26.9              --         --
Conduit and other        99,276        8.4         291,485       31.3
                     ----------    -------      ----------    -------
Total                $1,184,045      100.0 %    $  932,636      100.0 %
                     ==========    =======      ==========    ======


Mortgage origination fees generally increased in proportion to the increase in originations. Fannie Mae and Conduit originations decreased and CharterMac Direct originations increased from the prior period because the loan production staff focused its efforts on originating loans for AMAC's proprietary lending program, CharterMac Direct, which was launched in late 2005. Freddie Mac originations increased sharply because we completed three large portfolio transactions totaling $123 million in the 2006 period.

The increase in servicing fees is partly a result of the CCLP acquisition in March 2005 and the ARCap acquisition in August 2006. Adjusting for the impact of the acquisition, servicing fee income in 2006 declined approximately 6.3% as compared to the same period in 2005. The decline is due to erosion of the servicing fee rate due to the higher proportion of non-agency loans in the portfolio. This trend has also affected the level of mortgage servicing rights, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams Generally, as our prepayments have increased, our mortgage servicing rights have decreased.

Interest income relates primarily to that earned on escrow balances. The income increase resulted from higher account balances and increased market rates earned. The increase in prepayment penalties relates to a higher level of refinancing activity in the current year. Both categories also increased due to the CCLP acquisition.

Gain on sale of mortgages relates directly to the value of mortgage servicing rights recorded when loans are sold. The mortgage servicing rights, in turn, are valued based on projected servicing revenues, which decreased in 2006 as compared to 2005 due to erosion of servicing fee rates for new originations.

Segment CAD for the first nine months of 2006 was higher than the same period in 2005 due primarily to increased servicing fees and interest income on escrow accounts. Both of these were attributable to the expansion of our business as well as the acquisition of ARCap, and the higher interest income was also due in part to increasing interest rates in 2005 and 2006. The increase was partially offset by restructuring costs recorded in the second quarter of 2006 in anticipation of the ARCap acquisition, as well as a higher level of ongoing infrastructure costs as we grow the business. We expect that the continued expansion of this business and the expected synergies from combining existing operations with ARCap should benefit segment CAD in future periods.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest or, in the case of 13 partnerships, an insignificant equity interest.

     LIHTC AND PROPERTY PARTNERSHIPS

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

     The increased revenue, expense, equity loss and allocation amounts in 2006 are due to the origination of nine funds in the past year and the assumption of the general partner interests in 14 property level partnerships which occurred in the second quarter of 2005. As a result, for the nine months ending September 30, 2006, include a full period of activity for these property level partnerships while the same period in 2005 only includes approximately six months.

     As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $8,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS PARTNERSHIPS

     CMBS Partnerships were incorporated upon our acquisition of ARCap.

INCOME TAXES
------------

A large majority of our pre-tax income is derived from our Portfolio Investing businesses, which are structured as partnership entities; as such, income from those investments is not subject to income taxes. The Fund Management and Mortgage Banking businesses, however, are conducted in corporations and are subject to income taxes. Because the distributions paid on the minority interests in these corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses, they often have losses for book purposes.

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Company recognized an income tax provision in the three and nine months ended September 30, 2006, compared to the income tax benefit for the comparable periods in 2005. The effective tax rate on a consolidated basis for the nine months ended dateMonth9Day30Year2006September 30, 2006 and 2005 was 9.8% and (35.0)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was (20.5)% and 57.4% for the nine months ended dateMonth9Day30Year2006September 30, 2006 and 2005, respectively.

The income tax provision or benefit is affected by the book income or losses of the taxable businesses and tax deductible distributions on their subsidiary equity. In 2006, a current tax provision (due to higher currently taxable income) is coupled with a valuation allowance against deferred tax assets. Management determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of the deferred tax assets will likely not be realized and hence a valuation allowance was provided. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes.

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

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

     o $175.0 million, used for mortgage banking needs, which matures in November 2006, and we expect to enter into a further extension of this line;
     o $250.0 million, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investment funds, as well as for other corporate purposes, which matures in August 2009;
     o securitizations through the Merrill Lynch P-FLOATs/RITES program and through the Goldman Sachs Floats/Residuals program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral; and
     o repurchase facilities used to fund investments by ARCap and its subsidiaries as well as for general business purposes. Of the $280.0 million maximum borrowing amount, $91.1 million is currently available to borrow without pledging additional collateral.

As of September 30, 2006, we had approximately $319.1 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our by-laws and without pledging additional collateral. Although the mortgage banking facility matures in 2006, we expect to renew, replace or refinance it. While we believe that we will be able to do so, there is no assurance that we will achieve refinancing terms favorable to us.

In addition to the credit lines detailed above, we have a $455.0 million fixed-rate mortgage revenue bond securitization program and $250.0 million term loan, both of which began in 2006 and were fully funded as of September 30, 2006. The securitization certificates have a weighted average term of eight years and the term loan matures in 2012.

Equity
------

We have the ability to issue $500.0 million of equity securities pursuant to registration statements we have filed with the SEC. We currently have no plans to issue any such securities.

Liquidity Requirements after September 30, 2006
-----------------------------------------------

During November 2006, equity distributions will be paid as follows:


                                                   (In thousands)
                                                   --------------
Common/CRA shareholders                               $25,175
SCU/SMU/SCI holders                                     8,907
4.4% CRA Preferred shareholders                         1,188
Equity Issuer Preferred shareholders                    6,281
                                                      -------

Total                                                 $41,551
                                                      =======


Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

For the nine months ended September 30, 2006, there was a net decrease in cash and cash equivalents as compared to a net increase during the comparable 2005 period. A larger increase in 2006 in operating cash flow and cash provided by financing activities was more than offset by a larger increase in cash used in investing activities.

Operating cash flow in 2006 was $164.5 million higher than in 2005 due primarily to a sharp reduction in the level of mortgage loans receivable during 2006 as a result of the high level of December 2005 originations that were not sold until the first quarter of 2006. Conversely, in the 2005 period, the increasing level of originations following the CCLP acquisition resulted in a net addition to the asset balance during the period. In addition, liabilities increased in the 2006 period to a greater extent than in 2005 due to higher collections of deferred revenues in connection with fund origination activity.

Cash used in investing activities was higher in 2006 as compared to 2005 by a margin of $288.2 million due to:

     o    the ARCap acquisition;
     o    a higher level of mortgage revenue bond acquisitions and fundings; and
     o capitalization requirements for Centerbrook that were invested in marketable securities.

These factors were offset in part by an investment sold to AMAC in April 2006, a decrease in restricted cash due to reduced collateral when we restructured our securitization programs and returns of capital from ARCap prior to our acquisition.

Financing inflows in the 2006 period were higher than in 2005 by $70.0 million. While we borrowed through a new credit facility to finance the ARCap acquisition, the level of financing inflows was offset by the repayment of warehouse line borrowings associated with 2006 mortgage loan sales as noted in the discussion of operating cash flows above. Also included in financing activities are the proceeds and repayments related to the restructuring of our securitization programs and borrowings to capitalize Centerbrook, as noted in the discussion of investing cash flow activities above.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

Note 18 to the condensed consolidated financial statements contains a summary of our guarantees and off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of September 30, 2006, for guarantees we and our subsidiaries have entered into:


                                                        Maximum        Carrying
               (In thousands)                           Exposure        Amount
--------------------------------------------           ----------     ----------
Stabilization guarantees (1)                           $   12,912     $       --
Completion guarantees (1)                                  23,902             --
Development deficit guarantees (1)                         37,566            679
Operating deficit guarantees (1)                            7,524            198
ACC transition guarantees (1)                               3,245             --
Recapture guarantees (1)                                  114,703            198
Replacement reserve (1)                                     3,120             57
Guarantee of payment (1)                                   58,191             --
Mortgage pool credit intermediation (2)                     7,446             --
LIHTC credit intermediation (2)                           962,935         24,678
Mortgage banking loss sharing agreements (3)              821,088         13,041
                                                       ----------     ----------

                                                       $2,052,632     $   38,851
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

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of September 30, 2006, to make future payments under our debt agreements and other contractual obligations:


                                                                Payments due by period
                                           ------------------------------------------------------------------
                                                         Less than                                  More than
             (In thousands)                   Total        1 year      1-3 years      3-5 years      5 years
---------------------------------------    ----------    ----------    ----------    ----------    ----------
Notes payable (1)(2)                       $  399,837    $   61,370    $   95,967    $    5,000    $  237,500
Notes payable of consolidated
   partnerships (3)                           498,912        28,372       149,072        27,896       293,572
Repurchase agreements of consolidated
  partnerships                                871,100       184,700         6,568       152,603       527,229
Operating lease obligations                    78,375         8,161        16,499        15,183        38,532
Unfunded investment commitments (4)           382,099       265,957       116,142            --            --
Financing arrangements (1)(2)               1,730,629     1,730,629            --            --            --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                    273,500            --            --            --       273,500
                                           ----------    ----------    ----------    ----------    ----------

   Total                                   $4,234,452    $2,279,189    $  384,248    $  200,682    $1,370,333
                                           ==========    ==========    ==========    ==========    ==========


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Recourse debt represents principal amount only. The weighted average interest rate at period end, including the impact of our swaps, was 5.12%.

(3) Of the notes payable of consolidated partnerships, $371.9 million relate to equity subscriptions and are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $127.0 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(4) Of this amount, $307.7 million represents mortgage loan origination commitments with corresponding sale commitments.

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

With the exception of $725.0 million of debt hedged via interest rate swap agreements, the full amount of our liabilities labeled on our unaudited condensed consolidated balance sheet as Financing Arrangements and Notes Payable are variable-rate debt. We estimate that an increase of 1.0% in interest rates would decrease our annual pre-tax income by approximately $14.1 million.

Conversely, we have large escrow balances maintained by our Mortgage Banking business and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore increase our pre-tax income by approximately $2.5 million.

We manage interest rate risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our unaudited condensed consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those less susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodology used to estimate the portfolio fair value under SFAS No. 115, a 1% increase in market rates for tax-exempt investments would reduce the estimated fair value of our portfolio of mortgage revenue bonds by approximately $157.4 million and a 1% decrease would result in an increase of approximately $176.5 million. Changes in the estimated fair value of the mortgage revenue bonds do not impact our reported net income, net income per share, distributions or cash flows, but are reported as components of accumulated other comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

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

        As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of September 30, 2006, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        Management's assessment does not include internal controls at ARCap, as the business was acquired in August 2006. This exclusion is considered appropriate using guidance provided by the SEC in 'Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports'. We expect to grow in part through acquisitions and joint ventures. To the extent we make acquisitions or enter into combinations or joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact the benefits to be achieved by the joint venture.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         We have been named as defendants in three separate but interrelated lawsuits relating to two properties for which we have provided debt and equity financing, but associated with the same developers. The lawsuits allege, among other things, (i) breach of fiduciary duty; (ii) breach of the implied covenant of good faith and fair dealing; (iii) intentional misrepresentation, fraud and deceit; (iv) negligent misrepresentation; and (v) tortious interference with contracts.

         Two of the lawsuits claim unspecified damages while the third claims damages of $10.0 - 15.0 million. One suit (with unspecified damages claimed) is scheduled for trial in January 2007. The time for us to respond to the other suits has not yet come.

         We have engaged in settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims and to assert counterclaims and other claims as necessary.

         We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

         In addition to those detailed in our Annual Report on Form 10-K for the year ended December 31, 2005, we are now subject to additional risks as a result of our acquisition of ARCap.

         OUR INDIRECT INVESTMENTS IN SUBORDINATED CMBS ARE SUBJECT TO LOSSES.

         We manage funds that hold investments in subordinated CMBS and retain an ownership interest in those funds. In addition we hold interests in ReREMICs which are securitizations of subordinated CMBS.

         ARCap REIT, Inc. and the funds it manages invest primarily in below-investment grade CMBS. Typically, these below-investment grade securities support and are subordinate to the higher rated senior securities in the CMBS transaction. The rights of the holder of these subordinate securities, to receive distributions on account of the underlying mortgage loans are subordinate to the rights of the holders of the more senior securities. The yields to maturity on subordinated securities are extremely sensitive to the default and loss experience of the underlying mortgage loans, the timing of any such defaults or losses, the timing of principal payments and other factors beyond our control. Because these types of subordinated securities generally have no or very limited credit support, to the extent that there are realized losses on the mortgage loans, the holder of subordinate CMBS may not recover the full amount of or, in extreme cases, any of its initial investments in such subordinated securities. Any losses incurred by the mortgage pools in which we have an interest would reduce our net income.

         The market value of ARCap REIT, Inc.'s and the funds' CMBS investments fluctuate materially over time as the result of changes in mortgage spreads, treasury bond interest rates, capital market supply and demand factors, and many other factors which affect high-yield fixed income products. These factors are out of our control, and could influence our and the funds' ability to obtain short-term financing on the CMBS.

         There may be occasions when we, as the managing member of the funds, will seek to dispose of selected holdings of the funds and/or investments held for our own account. Non-rated or below investment grade CMBS generally are not actively traded and may not provide the funds with liquidity of investment. Therefore, it may be difficult or impossible to sell the funds' securities at a price that we deem acceptable.

         Upon the occurrence of certain events generally relating to a payment or other default on a mortgage loan or events relating to the insolvency of the mortgage loan borrower, the special servicer will order an updated appraisal and calculate an "appraisal reduction" with respect to such mortgage loan. As a result of calculating one or more appraisal reductions, the amount of any required interest advance by the Master Servicer, upon the failure by the borrower to make such payments with respect to such mortgage loan, will be reduced by an amount equal to interest on the amount of the appraisal reduction. This will have the effect of reducing the amount of interest available to the most subordinate class of CMBS outstanding. Such reductions in interest, if they occur, may never be recovered. Consequently, ARCap REIT, Inc. and/or the funds may suffer reductions in the amount of interest paid to them as holders of the high yield CMBS, and the income we recognize would be reduced accordingly.

         THE TAX ADVANTAGES ATTRIBUTABLE TO INVESTMENTS MADE THROUGH REITS DEPEND ON THE CONTINUING ABILITY OF SUCH ENTITIES TO COMPLY WITH THE REQUIREMENTS FOR QUALIFICATION AS A REIT.

         ARCap REIT, Inc. and the lower tier REITs in which it invests in CMBS through its managed investment funds are relieved of federal income tax through qualification as real estate investment trusts. In order to so qualify, such entities must meet numerous and complex organizational and operational requirements, including those related to the amount and timing of distributions, source of income and diversity and distribution of share ownership. Continued ability to comply with such REIT qualification requirements is not assured and failure to so qualify (if not timely cured through available relief provisions in the federal tax code) could result in a material federal income tax liability that could have a material effect on the amount of distributions available to our investors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Securities purchased by us
         --------------------------

         The following table presents information related to our repurchases of our equity securities during the third quarter of 2006 and other information related to our repurchase program:


                                       Purchases of Equity Securities

                                (a)                (b)                (c)                     (d)

                                                                  Total number
                                                                   of shares
                               Total            Weighted        purchased as part       Maximum number
                             number of           average           of publicly       of shares that may yet
                               shares          price paid        announced plans     be purchased under the
        Period             purchased (1)        per share          or programs          plans or programs
-----------------------    -------------      ------------      -----------------    ----------------------
July 1-31, 2006                 608,378           $18.87             608,300
August 1-31, 2006               299,132            19.35             283,360
September 1-30, 2006             19,529            20.15                  --
                           ------------       ----------         -----------

Total                           927,039           $19.05             891,660                  570,540
                           ============       ==========         ===========            =============


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



                                   CHARTERMAC
                                  (Registrant)



Date:  November 13, 2006       By: /s/ Marc D. Schnitzer
                                   ---------------------
                                   Marc D. Schnitzer
                                   Managing Trustee, Chief Executive Officer
                                   and President



Date:  November 13, 2006       By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee, Chief Financial Officer and Chief Operating Officer