Form 10-K
period 2006-12-31
CHARTERMAC
filed 2007-03-12
CIK 1043325

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $950,633,340.

As of February 23, 2007 there were 51,404,234 outstanding shares of the registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the registrant's Proxy Statement for the Annual Meeting to be held in June 2007 which are incorporated into Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

                                   CHARTERMAC

                           ANNUAL REPORT ON FORM 10-K


                                                                                                 PAGE
PART I
             Item 1.      Business                                                                 4
             Item 1A.     Risk Factors                                                            12
             Item 1B.     Unresolved Staff Comments                                               30
             Item 2.      Properties                                                              30
             Item 3.      Legal Proceedings                                                       30
             Item 4.      Submission of Matters to a Vote of Security Holders                     30

PART II
             Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters
                              and Issuer Purchases of Equity Securities                           31
             Item 6.      Selected Financial Data                                                 33
             Item 7.      Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                               33
             Item 7A.     Quantitative and Qualitative Disclosures about Market Risks             55
             Item 8.      Financial Statements and Supplementary Data                             60
             Item 9.      Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure                                               131
             Item 9A.     Controls and Procedures                                                131
             Item 9B.     Other Information                                                      131

PART III
             Item 10.     Directors, Executive Officers and Corporate Governance                 132
             Item 11.     Executive Compensation                                                 132
             Item 12.     Security Ownership of Certain Beneficial Owners and Management and
                              Related Stockholder Matters                                        132
             Item 13.     Certain Relationships and Related Transactions, and Director
                              Independence                                                       132
             Item 14.     Principal Accounting Fees and Services                                 132

PART IV
             Item 15.     Exhibits and Financial Statement Schedules                             133

SIGNATURES                                                                                       139


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o    adverse changes in real estate markets;
     o    competition with other companies;
     o    interest rate fluctuations;
     o    general economic and business conditions;
     o    environmental/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries;
     o    risks associated with providing credit intermediation;
     o    risk of loss under mortgage banking loss sharing agreements;
     o    risk of loss from direct and indirect investments in CMBS;
     o the risk that relationships with key investors and developers may not continue;
     o    our ability to generate fee income may not continue; and
     o    risks related to the form and structure of our financing arrangements.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.

                                     PART I
ITEM 1.  BUSINESS.

General
-------

We are CharterMac, a statutory trust created under the laws of Delaware. We conduct substantially all of our business through our subsidiaries. For ease of readership, however, the term "we" (as well as "us", "our" or "the Company") as used throughout this document may mean a subsidiary or the business as a whole, while the term "parent trust" refers only to CharterMac as a stand-alone entity.

Through our subsidiaries and funds which they manage, we are one of the nation's leading real estate finance and investing companies. We are strategically positioned in the center of users of capital and providers of capital in the commercial and multifamily real estate industry. We provide capital solutions to real estate developers and owners, as well as investment products to retail and institutional investors.

We commenced operations in October 1997 and have since expanded through several acquisitions.

Additional Information
----------------------

Additional information about CharterMac beyond what is included in this Form 10-K, including our CODE OF BUSINESS CONDUCT AND ETHICS, is available at www.chartermac.com. As soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") we make available, on or through our website, free of charge:

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

Business Overview
-----------------

Through our subsidiaries and funds which they manage, we are a full-service real estate finance and investing company. Our subsidiaries have direct financing relationships with approximately 875 real estate developers and owners throughout the country and we have strong relationships with various institutional investors, pension funds and endowments. We provide an array of products and operate from a fully integrated platform, which enables us to originate, underwrite and manage the risk of most transactions in which we provide debt or equity. Our platform offers us several competitive advantages, including:

     o    THE  ABILITY  TO   CROSS-SELL   FINANCING   PRODUCTS.   Frequently  on
          transactions, we offer more than one component of a property's capital;
     o THE ABILITY TO ORIGINATE THE TRANSACTION WHOLESALE, which enables us to capture substantially all of the financing fees associated with each transaction;
     o THE ABILITY TO CONTROL THE CREDIT QUALITY OF THE UNDERLYING PROPERTY. By working directly with the property's owner and by managing the risks of the underlying asset, our credit losses have historically been low; and
     o THE ABILITY TO PROVIDE PRODUCTS AND SERVICES THROUGHOUT THE PROPERTY'S FINANCING LIFE CYCLE.

Operating Segments
------------------

We operate in four business segments:

     1. PORTFOLIO INVESTING, which includes subsidiaries that invest primarily in tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities and other investments. The proceeds of mortgage revenue bonds are used by the borrowers to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

          This segment may also include loans to and other investments in other business or funds involved in real estate or real estate finance. Such investments have included our pre-acquisition investment in ARCap Investors, LLC ("ARCap").

     2.   FUND MANAGEMENT, which includes:

          o Tax Credit Fund Sponsorship - Subsidiaries that sponsor real estate investment funds that primarily invest equity in Low-Income Housing Tax Credit ("LIHTC") properties. Many of these partnerships are included in our Consolidated Partnerships segment. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
          o High Yield CMBS Fund Sponsorship - Subsidiaries that sponsor and manage funds that invest in high yield real estate instruments including B-Notes, bridge loans, mezzanine loans and subordinated interests associated with Commercial Mortgage Backed Securities ("CMBS"), commercial real estate mortgages and similar investments, which partnerships are included in our Consolidated Partnerships segment. These subsidiaries also hold, for investment, investments like the ones held by sponsored funds. These subsidiaries earn income and promotes from equity investments in the sponsored funds and interest income from their investments;
          o Direct Loan Fund Sponsorship - Equity investment in ARCap Real Estate Special Situations Mortgage Fund, LLC ("ARESS") from which we earn income and promotes from our equity investment. We also manage the operations of ARESS, which is included in our Consolidated Partnerships segment;
          o Equity Fund Sponsorship -Membership interest in CharterMac Urban Capital LLC ("CUC"), an investment fund with the California Public Employees Retirement System ("CalPERS") as majority investor, focusing on investments in multifamily properties in major urban markets. Our membership interest in CUC includes a co-investment obligation amounting to 2.5% of capital invested. The CUC fund generates income and cash flow predominantly from asset management fees and promote income;
          o Advisory Services - Subsidiaries that provide advisory services to the parent trust, other subsidiaries of ours and to American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust; and
          o Credit Intermediation - Subsidiaries that participate in credit intermediation transactions, including those that provide specified returns to investors in LIHTC equity funds and credit intermediation to our Portfolio Investing businesses, in exchange for fees.

     3. MORTGAGE BANKING, which includes subsidiaries that originate and underwrite predominantly multifamily mortgage loans on behalf of third parties, including:

          o    The Federal National Mortgage Association ("Fannie Mae");
          o    The Federal Home Loan Mortgage Corporation ("Freddie Mac");
          o    The Federal Housing Authority ("FHA");
          o    The Government National Mortgage Association ("GNMA");
          o    ARESS and AMAC; and
          o    Insurance companies and conduits.

          In exchange for these activities, we receive origination fees.

          This segment also includes subsidiaries that provide multifamily and commercial loan servicing for third parties and special servicing on CMBS securitizations in which either we, or the funds we manage, invest. In exchange for these services, we earn a variety of fees, including base servicing fees, liquidation fees, and assumption and modification fees. We also earn interest income on escrow and reserve balances held on loans we service.

     4. CONSOLIDATED PARTNERSHIPS, which include primarily the LIHTC equity funds and debt funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have little or no equity interest (see Note 1 to the consolidated financial statements). This segment also includes CMBS and Direct Loan funds we sponsor in which we have minority interests but for which our subsidiaries are general partners.

Comparative segment financial information for 2006, 2005 and 2004 is presented in Note 20 to the consolidated financial statements.

1. PORTFOLIO INVESTING

We conduct most of our portfolio investing through our CharterMac Equity Issuer Trust I and CharterMac Equity Issuer Trust II subsidiaries. Throughout this document, we will refer to both of these subsidiaries collectively as "Equity Issuer".

As of December 31, 2006, our revenue bond portfolio includes direct and indirect interests in mortgage revenue bonds with an aggregate fair value of approximately $2.8 billion (prior to $397.3 million of eliminations related to bonds issued by partnerships we consolidate), secured by affordable multifamily properties containing 56,048 units located in 30 states and the District of Columbia. While most of these mortgage revenue bonds generate tax-exempt income, certain of them generate taxable income. The taxable mortgage revenue bonds are held at the parent trust.

Our Portfolio Investing business generates most of its income and cash flow from a positive spread between the interest earned from our mortgage revenue bond portfolio and the cost of capital we use to purchase the bonds. We occasionally receive participating interest on certain mortgage revenue bonds which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds. We also receive fees from borrowers for the acquisition of new mortgage revenue bonds.

The acquisition of mortgage revenue bonds requires capital. In addition to using a portion of our operating cash flows, we obtain such capital by securitizing most of the bonds we purchase and by issuing equity securities.

For more information on our securitization activity, see Note 8 to our consolidated financial statements. For information regarding issuances of preferred shares of Equity Issuer and our common and preferred shares, see Notes 13 and 14 to our consolidated financial statements.

This segment may also include loans to and other investments in other businesses or funds involved in real estate or real estate finance. Such investments have included our pre-acquisition investment in ARCap.

2. FUND MANAGEMENT

Our Fund Management segment includes:

     o    Tax Credit Fund Sponsorship;
     o    High Yield CMBS Fund Sponsorship;
     o    Direct Loan Fund Sponsorship;
     o    Equity Fund Sponsorship;
     o    Advisory Services; and
     o    Credit Intermediation.

TAX CREDIT FUND SPONSORSHIP
---------------------------

We conduct our tax credit fund sponsorship activities through our CharterMac Capital LLC ("CharterMac Capital") subsidiary.

CharterMac Capital is one of the nation's largest sponsors of LIHTC investment funds, having raised nearly $8.1 billion in equity from institutional and retail investors. As a sponsor of over 130 public and private real estate investment programs, CharterMac Capital has provided financing for over 1,300 properties in 46 states, Puerto Rico and the District of Columbia.

In a typical LIHTC investment fund, investors acquire a direct limited partnership interest in an "upper-tier" investment partnership. The investment partnership, in turn, invests as a limited partner in one or more "lower-tier" operating partnerships which own and operate multifamily properties. Limited partners in the upper-tier partnerships are most often corporations, which are able to utilize the tax benefits associated with the LIHTC granted to the lower-tier partnership and usually derive limited economic benefit from the investment other than these expected tax credits and tax losses from the lower-tier partnership's operation of the properties. In some cases, in conjunction with the disposition of the funds' investments, the limited partners may receive an additional return.

We often borrow cash from our credit facility lender to acquire lower-tier partnership investments. This arrangement enables us to obtain and hold suitable investments for a fund until it has admitted investors and obtained investment capital. As a result, we are better able to provide investment opportunities to the funds we sponsor when investment capital is available. When we admit investors to a fund, the fund simultaneously (in most cases) pays us an amount sufficient to enable us to repay the monies we borrowed, and the fund is either admitted as a limited partner of the lower-tier operating partnership in our place or the credit facility lender releases its lien on the fund's assets.

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

HIGH YIELD CMBS FUND SPONSORSHIP
--------------------------------

We conduct our high yield CMBS fund sponsorship activities through ARCap which we wholly acquired in August 2006. ARCap serves as managing member for four funds which invest in high yield real estate instruments ("CMBS Partnerships").

CMBS are publicly and privately traded bond issues backed by pools of commercial real estate mortgages. These securities are rated by nationally recognized rating agencies such as Fitch Ratings Ltd. ("Fitch"), Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"). The senior tranche of a bond issue is the highest rated security, typically "AAA" while more junior tranches receive lower ratings down to the most junior class which is not rated. "High yield CMBS" is the component of CMBS issues rated "BB+" and lower (including non-rated) tranches. The purchase of high yield CMBS is similar to the acquisition of real estate equity investments in that there is a heavy emphasis on the performance and expected cash flows of the real estate. In the case of high yield CMBS, a CMBS offering includes hundreds of individual loans secured by hundreds of discrete real estate projects. Our funds provide access to this market to investors without requiring the investors to incur the cost to develop the infrastructure and personnel needed to make knowledgeable investments in the high yield CMBS market.

High yield CMBS fund sponsorship generates income and cash flow predominantly from:

     o    participating income from our equity interest in the funds; and
     o    promotes we earn, based on certain events in the fund life-cycle.

DIRECT LOAN FUND SPONSORSHIP
----------------------------

We own 5% of ARESS and we manage its operations. ARESS commenced operations in May 2006 and our management and partial ownership commenced upon our acquisition of ARCap.

ARESS invests in bridge loans secured by first mortgages for the refinance of commercial properties with existing loans, subordinate interests in first mortgages ("B-notes") and subordinate loans secured by interests in the borrowing entity ("mezzanine loans"). Bridge loans are typically utilized to provide financing to a borrower who intends to reposition its property, whether through rehabilitation or preparation for sale. These loans typically carry a variable rate of interest, although fixed rate bridge loans may be made in certain circumstances. The spread will vary depending upon the market, the risk, the borrower and the security. B-notes and mezzanine loans are a growing component of real estate capitalization and access to them on the open market is extremely competitive.

Direct Loan fund sponsorship generates income and cash flow predominantly from:

     o    participating  income we earn from our equity  interest  in the funds;
          and
     o    promotes we earn, based on certain events in the fund life-cycle.

EQUITY FUND SPONSORSHIP
-----------------------

CUC is an investment fund with CalPERS as the majority investor, focusing on investments in multifamily properties in major urban markets. Our membership interest in CUC includes a co-investment obligation amounting to 2.5% of capital invested. As of December 31, 2006, CUC had $121.9 million in assets.

Our investment in and management of the CUC fund generates income and cash flow predominantly from asset management fees and promote income.

ADVISORY SERVICES
-----------------

CharterMac Capital and its subsidiaries provide management and advisory services to the parent trust and other subsidiaries of CharterMac, as well as to AMAC.

Providing services to CharterMac subsidiaries generates income and cash flows in this segment from:

     o fees associated with asset management services provided to the Portfolio Investing segment with regard to the investments it holds; and
     o fees associated with the origination of certain mortgages by our Mortgage Banking segment.

While these fees are eliminated in consolidation, our segment results presented elsewhere in this document reflect these fees as earned (see MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and
Note 20 to the consolidated financial statements).

AMAC is a publicly traded real estate investment trust that focuses on originating and acquiring mortgage loans secured by multifamily and commercial properties throughout the United States. AMAC also invests in uninsured mezzanine loans, construction loans, first mortgage loans, subordinated interests in first mortgage loans and bridge loans. As of December 31, 2006, AMAC had $721.0 million in assets and a total market capitalization of approximately $140.8 million.

Providing management to AMAC generates income and cash flow predominantly from:

     o acquisition fees paid by the borrowers upon the closing of a loan that we originate for AMAC;
     o    management fees based on shareholders' equity; and
     o incentive management fees received annually if AMAC achieves certain earnings and distribution benchmarks.

CREDIT INTERMEDIATION
---------------------

We conduct our credit intermediation activities primarily through our Centerbrook Holdings LLC ("Centerbrook") subsidiary which commenced operations in June 2006 and through our Charter Mac Corporation ("CM Corp.") subsidiary. We own 90% of Centerbrook and IXIS Capital Markets North America Inc. ("IXIS"), an unrelated party, owns the remainder. IXIS has been issued warrants which, generally, may be exercised beginning June 2009 and if exercised, would increase IXIS' ownership percentage to 19%.

What we refer to as "credit intermediation" falls into several categories:

     o using credit default swaps to support the credit of the mortgage revenue bonds in our securitization programs;
     o using credit default swaps to provide a specified rate of return during the life of an LIHTC fund we sponsor. These transactions may be for the construction period or the operation period of a pool of properties, or for the combined periods. These transactions historically have involved supporting obligations of a primary credit support provider;
     o supporting a developer's credit during the construction and/or lease-up phase of a property; and
     o supporting a developer's credit following the stabilization of a property for the operational period.

While historically CM Corp. has supported the commitments of a third-party primary intermediator, we expect that Centerbrook may fulfill the primary intermediator role in future transactions.

Centerbrook's total volume of credit intermediation activity since its inception in June 2006 totals approximately $1.1 billion, predominantly in connection with securitizations in the Portfolio Investing segment. While Centerbrook will initially be involved in credit intermediation for transactions in which our subsidiaries are involved, it will also seek to provide these services to third party customers.

Upon its launch, Centerbrook was capitalized with equity by us and IXIS and entered into a senior debt facility and a mezzanine debt facility to provide capital to support its business lines.

This segment generates income and cash flows from credit intermediation fees and from interest income on cash invested. Credit intermediation fees are generally recognized over the applicable risk-weighted periods.

3. MORTGAGE BANKING

Our Mortgage Banking activities include the following:

     o    originating mortgage loans; and
     o    servicing mortgage loans we originate and loans for third parties.

ORIGINATIONS
------------

We conduct our mortgage origination activity primarily through our subsidiary CharterMac Mortgage Capital Corp. ("CMC"), a full-service, direct mortgage banking firm specializing in originating, underwriting, and servicing mortgage loans for multifamily and commercial properties nationwide. CMC also manages the operations of another subsidiary, CharterMac Mortgage Partners Corporation, which originates and services certain Freddie Mac loans. Throughout this document, we will refer to "CMC" as encompassing our entire mortgage origination operations.

Our mortgage originations operations include:

     o closing and delivering multifamily mortgages to Fannie Mae under its Delegated Underwriter and Servicer ("DUS") program. Fannie Mae delegates the responsibility for originating, underwriting, closing and delivering multifamily mortgage loans to the DUS lenders. In most cases, the DUS lenders share the risk of loss on the mortgage loans with Fannie Mae. Under the DUS program, upon obtaining a commitment from Fannie Mae with regard to a particular loan, Fannie Mae commits to acquire or credit enhance the mortgage loan based upon CMC's underwriting, and (in the case of loss sharing loans) CMC agrees to bear a portion of the risk of potential losses in the event of a default. Fannie Mae commitments may be made to acquire and/or credit enhance the mortgage loan from CMC for cash or in exchange for a mortgage-backed security backed by the mortgage loan;
     o closing and delivering multifamily mortgages to Freddie Mac under the Freddie Mac Program Plus ("Program Plus") and Delegated Underwriting Initiative ("DUI") programs. These programs are similar to the DUS program, although Program Plus does not involve loss sharing;
     o    originating mortgages for AMAC and ARESS;
     o    acting as an approved seller for Ginnie Mae;

     o originating loans as a leading commercial loan correspondent for Wall Street conduits and life insurance companies; and
     o    acting as an approved loan processor for the FHA.

Mortgage loans we originate for Fannie Mae, Freddie Mac or Ginnie Mae are generally closed in CMC's name, using cash borrowed from a warehouse lender. Following closing of a loan, the loan documentation and an assignment are delivered to the mortgagor, or a document custodian on its behalf, and the cash purchase price or mortgage-backed security is delivered to us. This may occur from one week to three months following the closing of the loan. We use the cash received to repay the warehouse loans or we sell the mortgage-backed securities for cash pursuant to prior agreements and use that cash to repay the warehouse loans. We do not retain any interest in any of the mortgage loans except for mortgage servicing rights ("MSRs") and certain contingent liabilities under the loss-sharing arrangements with Fannie Mae and Freddie Mac.

SERVICING
---------

We service many of the loans we originate and sub-service loans originated by other firms. We also provide primary and interim loan servicing to third parties and serve as the named special servicer on CMBS securitizations in which either ARCap, or the funds ARCap manages, invest.

Our mortgage banking activities generate income and cash flow predominantly from:

     o    origination fees;
     o    assumption and modification fees;
     o ongoing fees for servicing a majority of the loans we originate as well as other loans that we sub-service. Servicing fees include a loss sharing premium for loans originated for Fannie Mae (and in certain cases, Freddie Mac);
     o    liquidation fees;
     o    prepayment penalties, generally associated with refinancing; and
     o    interest earned on amounts held in escrow.

4. CONSOLIDATED PARTNERSHIPS

In accordance with accounting rules regarding consolidation, we consolidate the balance sheets and operations of numerous funds that we sponsor and other partnerships that we manage.

Consolidated Partnerships consist of four groups:

     o    Funds   we   sponsor   to   syndicate   LIHTC   Investments    ("LIHTC
          Partnerships");
     o Property level partnerships for which we have assumed the role of general partner ("Property Partnerships");
     o CMBS Partnerships we sponsor, which we initially consolidated upon the ARCap acquisition in August 2006; and
     o a Direct Loan Partnership we manage and consolidate (ARESS), which we initially consolidated following our acquisition of ARCap.

While we have little or no equity interest in the LIHTC and Property Partnerships, we control them for reasons associated with our role in managing them and the nominal equity interests of our executive officers. With respect to the CMBS and Direct Loan Partnerships, we do own minority interest of varying degrees, but all less than 25%. While our Fund Management and Portfolio Investing segments earn fees or interest from certain of these consolidated partnerships, we consider the partnerships as a separate business for management purposes.

The high yield CMBS funds finance their investments through equity contributions from their investors, and from proceeds from repurchase facility agreements. Once the high yield CMBS funds accumulate investments of appropriate number, size and diversity, the repurchase agreement financing is replaced with CDO financing, which provides long-term nonrecourse, matched term funding secured by the CMBS investments.

ARESS finances its investments through equity contributions from its members, and from proceeds under repurchase facility agreements. ARESS also maintains a subscription line credit facility, which is collateralized by the remaining uncalled capital commitments of its members and may be used to acquire investments or for general working capital purposes.

For a more detailed discussion, see Note 1 to the consolidated financial statements.

Competition
-----------

We face increasing levels of competition both in terms of new competitors and new competing products. From time to time, we may be in competition with private investors, investment banks, mortgage banking companies, lending institutions, Government Sponsored Enterprises ("GSEs") such as Fannie Mae and Freddie Mac, mutual funds, domestic and foreign credit intermediators, bond insurers, investment partnerships and other entities with objectives similar to ours. Although we operate in a competitive environment, competitors focused on providing all of our custom-designed programs are relatively few. Specifically:

     o our Portfolio Investing business competes directly with commercial banks, GSEs, real estate finance companies and others seeking to invest in tax-exempt mortgage revenue bonds;
     o our Fund Management business competes directly with others seeking to raise capital for tax advantaged funds, some of which offer credit intermediation for their funds. We also compete with regional and national banks that directly acquire LIHTC investments, high yield CMBS debt instruments and joint venture equity as well as with other real estate fund management companies;
     o our Mortgage Banking business is in competition with 24 other licensed DUS lenders which originate multifamily mortgages on behalf of Fannie Mae, 30 other Freddie Mac Program Plus lenders, four other companies that participate in the DUI program as well as numerous banks, finance companies and others that originate mortgages for investment or resale; and
     o our credit intermediation business is in competition with investment banks, insurance companies and other credit intermediation companies.

Some of these competitors have substantially greater financial and operational resources than we do. In addition, affiliates of some of our managing trustees have formed, and may continue to form, various entities to engage in businesses that may be competitive with us, but, at this time, there is no other such business that has all of our real estate financing and investing products (see RISKS RELATED TO INVESTING IN OUR COMPANY in Item 1A below). However, we feel we can effectively compete due to:

     o    our on-going relationships with developers and other users of capital;
     o    our unified product platform; and
     o our efforts to continually develop new products that will complement our existing diversified real estate finance and investment product offerings.

Financing and Equity
--------------------

As noted in the segment descriptions above, we typically fund the expansion of our business through a combination of operating cash flows, short-term borrowings, securitizations, repurchase agreements, long-term borrowings and equity issuances. These funding vehicles are described in detail in MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES and in Notes 8, 9, 13 and 14 to our consolidated financial statements.

Tax Matters
-----------

We are a Delaware statutory trust and a significant portion of our revenue is non-taxable. Further, for federal income tax purposes, the parent trust and many of our subsidiaries (including all that constitute our Portfolio Investing segment) are treated as partnerships that are not subject to income taxes. We pass through our income, including federally tax-exempt income, to our shareholders for inclusion in their tax returns. We derive a substantial portion of our income from ownership of first mortgage multifamily housing "Private Activity Bonds." The interest from these bonds is generally exempt from regular federal income tax. However, the Tax Reform Act of 1986 classified this type of interest for bonds issued after August 7, 1986, as a tax preference item for individual and corporate alternative minimum tax ("AMT") purposes. The percentage of our tax-exempt interest income subject to AMT was approximately 94% for the year ended December 31, 2006, compared to 93% in 2005 and 2004. We expect the percentage to increase over time as older pre-AMT mortgage revenue bonds are repaid. As a result of AMT, the percentage of our income that is exempt from federal income tax may be different for each shareholder.

Through CM Corp. and its subsidiaries, which collectively operate much of our Fund Management and all of our Mortgage Banking businesses, we also conduct businesses that generate income for which we pay income taxes. In addition, through ARCap and its subsidiaries we generate income that is taxable to our shareholders, since such income is included in income of the parent trust. That income is passed through to our shareholders, as noted above.

Governance
----------

We are governed by a board of trustees comprised of thirteen managing trustees, seven of whom are independent. Our board of trustees has five committees:

     (1)  Audit;
     (2)  Compensation;
     (3)  Nominating/Governance;
     (4)  Capital Markets; and
     (5)  Investment.

In accordance with New York Stock Exchange guidelines, the Audit, Compensation and Nominating/Governance committees consist entirely of independent trustees.

Employees
---------

Our subsidiaries had approximately 500 employees at December 31, 2006, none of whom were parties to any collective bargaining agreement.

Regulatory Matters
------------------

Our Mortgage Banking business is subject to various governmental and quasi-governmental regulations. As noted above, CMC is licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae, Freddie Mac, Ginnie Mae and FHA programs. FHA and Ginnie Mae are agencies of the Federal government and Fannie Mae and Freddie Mac are federally-chartered public corporations. These agencies require CMC to meet minimum net worth and capital requirements and to comply with other reporting requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, CMC has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program. If CMC fails to comply with the requirements of these programs, the agency can terminate its license or approval. In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender's authority to originate and service their loans for any reason. If CMC's authority is terminated under any of these programs, it would prevent CMC from originating or servicing loans under that program. As a condition for receiving Fannie Mae and Freddie Mac's approval of our acquisitions of the businesses comprising the Mortgage Banking segment we are required to guarantee such business' obligations under these programs.

ITEM 1A. RISK FACTORS.

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

1. GENERAL RISKS RELATED TO OUR BUSINESS

THERE ARE RISKS ASSOCIATED WITH THE PROPERTIES UNDERLYING OUR FINANCING PRODUCTS AND INVESTMENTS THAT COULD ADVERSELY AFFECT OUR NET INCOME AND CASH FLOWS

Through our subsidiaries, we derive a large portion of our earnings by:

     o    investing in mortgage revenue bonds;
     o    sponsoring funds that provide equity to LIHTC properties;
     o sponsoring funds that originate or acquire direct mortgage loans and high yield CMBS or joint venture equity; and
     o    originating and servicing mortgages.

With respect to affordable housing properties, in many cases we are both the sponsor of the fund and the holder of the debt secured by the property which is indirectly owned by the fund. In addition, we also support credit on behalf of developers, provide specified investment returns to the investors in certain equity funds we sponsor and issue other credit support associated with the performance of a property.

Our success depends in large part on the performance of the properties underlying our financing and investing products and, therefore, subjects us to various types and degrees of risk, including the following:

     o the property securing our debt might not generate sufficient income to meet its operating expenses and payments on its related debt;
     o local, regional or national economic conditions may limit the amount of rent that can be charged for rental units at the properties and may result in a reduction in rent payments or the timeliness of rent payments or a reduction in occupancy levels;
     o federal LIHTCs and local, state and federal housing subsidy or similar programs which apply to many of the properties impose rent limitations that could adversely affect the ability to increase rents to generate the funds necessary to maintain the properties in proper condition, which is particularly important during periods of rapid inflation or declining market value of such properties;
     o if a bond or other investment defaults, the value of the property securing such investment (plus, for properties that have availed themselves of the federal LIHTC, the remaining value of such LIHTC) may be less than the unamortized principal amount of the investment;
     o there are certain types of losses (generally of a catastrophic nature, such as earthquakes, floods, terrorism, wars and toxic mold or other environmental conditions) which are either uninsurable or not economically insurable;
     o under various laws, ordinances and regulations, an owner or operator of real estate is liable for damages caused by or the costs of removal or remediation of certain hazardous or toxic substances released on, above, under or in such real estate. These laws often impose liability whether or not the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. As a result, the entities we sponsor which own real estate, and the owners of the real estate securing our investments, could be required to pay for such damages or removal or remediation costs; and
     o    a guarantor may be unable to fulfill its obligations.

All of these conditions and events may increase the possibility that, among other things:

     o a property owner may be unable to meet its obligations to us as holder of its debt;
     o a property owner may default on a mortgage for which we have a loss-sharing obligation;
     o    a fund may not be able to pay our fees;
     o a fund may not generate the return that we have committed to provide and we may be called upon to satisfy the promised return;
     o our promotes from fund management may be subject to recapture if the funds do not reach overall investment hurdles; and
     o    we could lose our invested capital and/or anticipated future revenue.

This could decrease the fair value of our investments, lower the fair value of assets we pledge as collateral, impair our ability to generate new business and affect our net income and cash flows.

WE MAY SUFFER ADVERSE CONSEQUENCES FROM CHANGING INTEREST RATES

Because a large  portion of the debt we owe is  variable  rate,  an  increase in
interest  rates  could  negatively   affect  our  net  income  and  cash  flows.
Additionally, increasing interest rates may:

     o reduce the fair value of our investments or the investments of funds we manage, including our fixed-rate mortgage revenue bonds and residual interests in securitization transactions;
     o decrease the amount we could realize on the sale or financing of those investments;
     o    reduce the income and promotes from funds that we manage;
     o result in a reduction in the number of properties which are economically feasible to finance;
     o reduce the demand for financing, which could limit our ability to invest in mortgage revenue bonds or to structure transactions, thereby reducing fees and interest we receive;
     o    increase our borrowing costs;
     o    restrict our access to capital;
     o cause investors to find alternative investments that are more attractive than the equity funds we sponsor; and
     o adversely affect the amount of cash available for distribution to shareholders.

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

Furthermore, strategies we may follow to address these risks carry risks of their own, including, but not limited to:

     o the potential inability to refinance variable-rate debt at terms that we find acceptable;
     o alternate sources of fixed rate or lower cost financing may not be available to us;
     o the risk that interest rate swap counterparties may default on their obligations to us;
     o we may not be able to match the duration or reset periods of assets and liabilities that we want to alleviate the effect of changing rates; and
     o other efforts to manage risks related to changes in interest rates may not be successful.

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

Two revenue sources in our Fund Management segment are the transaction fees generated by our sponsorship of new investment programs and recurring fees payable by existing and future programs. Transaction fees are generally "up-front" fees that are generated:

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

Likewise, the two principal revenue streams in our Mortgage Banking business are fees we earn for originating loans and ongoing fees we earn for servicing loans. A decline in origination volume or the loss or termination of a servicing arrangement could adversely affect our results of operations and reduce net income and cash flows. There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new business.

WE RELY UPON RELATIONSHIPS WITH KEY INVESTORS AND DEVELOPERS WHICH MAY NOT CONTINUE

We rely upon relationships with key investors and developers. If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected. In 2006, five key investors provided approximately 76.6% of the equity capital raised by tax credit syndication programs we sponsored, with Fannie Mae and Freddie Mac together providing approximately 32.4% of the equity capital. In addition, ten key developers provided approximately 45.5% of the LIHTC properties for which we arranged equity financing in 2006. Further, Fannie Mae and Freddie Mac were the purchasers of 58.5% of the loans originated by our Mortgage Banking business in 2006, while AMAC was the purchaser of 34.7% of the loans it originated.

There can be no assurance that we will be able to continue to do business with these key investors and developers or that new relationships will be formed. Developers may also experience financial difficulties that would, in turn, reduce the amount of business we transact with them. If developers were to fail, it could also lead to some of the adverse consequences listed under the "THERE ARE RISKS ASSOCIATED WITH THE PROPERTIES UNDERLYING OUR FINANCING PRODUCTS AND INVESTMENTS THAT COULD ADVERSELY AFFECT OUR NET INCOME AND CASH FLOWS" section above.

We also rely upon relationships with providers of products in which we invest (e.g. CMBS) and investors who invest in the funds which we manage. If our relationships with CMBS issuers, Wall Street firms, banks and insurance companies who create and sell high yield debt products were to terminate, we might not be able to obtain product for our own balance sheet or funds which we manage.

By reason of their regulated status, certain of our investors have regulatory incentives to invest in our sponsored investment programs in addition to the economic return from such investments. A change in such regulations could result in determinations by such investors to seek other investment opportunities.

REVENUES FROM OUR FEE-GENERATING ACTIVITIES AND OTHER INCOME FROM CERTAIN OF OUR FINANCING AND INVESTING PRODUCTS ARE LESS PREDICTABLE THAN THOSE FROM OUR MORTGAGE REVENUE BOND INVESTMENTS AND COULD RESULT IN A DECREASE IN NET INCOME AND CASH FLOWS, FLUCTUATIONS IN OUR SHARE PRICE AND A REDUCTION IN THE PORTION OF OUR INCOME THAT IS TAX-EXEMPT

In 2006, approximately 21.7% of the revenue we recognized in our statement of income was derived from fee-generating service activities through our taxable subsidiaries. Fee-generating businesses are inherently less predictable than the ownership of mortgage revenue bonds, and there can be no assurance that the fee-generating activities will be profitable. Additionally, in 2006, 32.0% of our income before income taxes was generated by equity income we earned from funds we sponsor through ARCap. A significant portion of equity income we expect to generate from these funds is based on "promotes" that we earn, and the occurrence of events that would trigger such earnings is not in our control. In addition, the net income and cash flows generated by our Fund Management business has historically fluctuated between quarters due to the typical variability in the timing of fund sponsorships and investments made by those funds as well as promotes we earn from certain of those investments. These fluctuations could be perceived negatively and, therefore, adversely affect our share price. Refer to Note 19 to our consolidated financial statements for quarterly financial information.

In addition, the portion of our distributions that is excludable from gross income for federal income tax purposes could decrease based on the size of our future taxable business. Our taxable subsidiaries do not currently distribute dividend income to the parent trust but rather reinvest it in their businesses. If we invest in a larger percentage of taxable investments, or if our taxable subsidiaries were to distribute dividend income to the parent trust, the result would likely be that the taxable portion of our overall income would increase. Also, the CMBS fund sponsorship portion of our Fund Management business generates income, most of which is taxable, and that income is passed through to the parent trust. As that business continues to grow, the percentage of our net income distributed to shareholders that is federally tax-exempt will likely decrease.

HEIGHTENED COMPETITION MAY ERODE OUR EARNINGS

We are subject to competition in all of our business lines, as described in Item
1. - BUSINESS - COMPETITION. As competition increases, we may experience compression in the level of profits we earn on our various investments and financing products due to, among other things:

     o    Reductions in the rate of interest we earn on mortgage revenue bonds;
     o Reductions in the rates of origination and servicing fees for mortgages;
     o Reductions in the rate of fees we earn from originating and managing funds; and
     o Lower levels of discounts at which high-yield investments may be purchased.

As we often borrow funds to make investments, rising interest rates may compound this issue. Absent cost reductions, such compression may not permit us to enjoy the margins we have achieved historically, thereby lowering our revenues and net income.

THE ATTRACTIVENESS OF REAL ESTATE AS AN INVESTMENT MAY DECLINE

Real estate underlies all of our business lines, whether by direct investment or by virtue of sponsoring funds that are associated with real estate. While often viewed as an attractive investment sector, there is no guarantee that the investors in the funds we sponsor will continue to allocate capital to investments associated with real estate. Should there be a general decline in capital invested in the sector, our ability to sponsor funds would be diminished and the income we earn from these activities would decline.

2. RISKS RELATED TO OUR PORTFOLIO INVESTING BUSINESS

WE HAVE NO RECOURSE AGAINST STATE OR LOCAL GOVERNMENTS OR PROPERTY OWNERS UPON DEFAULT OF OUR MORTGAGE REVENUE BONDS OR UPON THE BANKRUPTCY OF AN OWNER OF PROPERTIES SECURING OUR MORTGAGE REVENUE BONDS

Although state or local governments or their agencies or authorities issue the mortgage revenue bonds we purchase, the mortgage revenue bonds are not general obligations of any state or local government. No government, as an issuer of these bonds, is liable to make payments on the mortgage revenue bonds, nor is the taxing power of any government pledged for the payment of principal or interest on the mortgage revenue bonds. An assignment by the issuing government agency or authority of the mortgage loan in favor of a bond trustee on behalf of us, or in some cases, an assignment directly to the bondholder, secures each mortgage revenue bond we own. The mortgage loan is also secured by an assignment of rents. Following the time that the properties securing the mortgage loans are placed into service and achieve stabilized occupancy, the underlying mortgage loans are non-recourse to the property owner, other than customary recourse carve-outs for bad acts, such as fraud and breach of environmental representations and covenants. Accordingly, the revenue derived from the operation of the properties securing the mortgage revenue bonds that we own and amounts derived from the sale, refinancing or other disposition of the properties are the sole sources of funds for payment of principal and interest on the mortgage revenue bonds.

Our revenue may be adversely affected by the bankruptcy of an owner of properties securing the mortgage revenue bonds that we directly or indirectly own. An owner of properties under bankruptcy protection may be able forcibly to restructure its debt service payments and stop making debt service payments to us, temporarily or otherwise. Our rights in this event would be defined by applicable law.

WE ARE SUBJECT TO CONSTRUCTION COMPLETION AND REHABILITATION RISKS THAT COULD ADVERSELY AFFECT OUR EARNINGS

As of December 31, 2006, mortgage revenue bonds with an aggregate fair value of approximately $277.5 million were secured by affordable multifamily housing properties which are still in various stages of construction and mortgage revenue bonds with an aggregate fair value of approximately $488.6 million were secured by affordable multifamily housing properties which are undergoing substantial rehabilitation. Construction and/or substantial rehabilitation of such properties generally lasts approximately 12 to 24 months. The principal risk associated with this type of lending is the risk of non-completion of construction or rehabilitation which may arise as a result of:

     o    underestimated construction or rehabilitation costs;
     o    delays;
     o    failure to obtain governmental approvals; and

     o adverse weather and other unpredictable contingencies beyond the control of the developer.

If construction and/or rehabilitation of a property is not timely completed as required in the mortgage loan documents, we, as the holder of the mortgage revenue bonds secured by such mortgage, may incur certain costs and be required to invest additional capital in order to preserve our investment.

THE PROPERTIES SECURING CERTAIN OF OUR MORTGAGE REVENUE BONDS, WHICH ARE CURRENTLY IN CONSTRUCTION, LEASE-UP OR REHABILITATION STAGES, MAY EXPERIENCE FINANCIAL DISTRESS IF THEY DO NOT MEET OCCUPANCY AND DEBT SERVICE COVERAGE LEVELS SUFFICIENT TO STABILIZE SUCH PROPERTIES, NEGATIVELY AFFECTING OUR ASSETS AND EARNINGS

As of December 31, 2006, mortgage revenue bonds in our portfolio with a fair value of approximately $1.6 billion were secured by mortgages on properties in construction, lease-up or rehabilitation stages. The lease-up of these underlying properties may not be completed on schedule or at anticipated rent levels, resulting in a greater risk that they may go into default than bonds secured by mortgages on properties that are fully leased-up. Should a bond go into default, we may not receive interest income, which would reduce our net income and cash flows. Moreover, there can be no assurance that the underlying property will achieve expected occupancy or debt service coverage levels.

CERTAIN OF OUR MORTGAGE REVENUE BONDS WE AND OUR SUBSIDIARIES HOLD HAVE BEEN PLEDGED

A significant portion of our mortgage revenue bond portfolio has been pledged as collateral in connection with our securitizations and credit intermediation activities and we may not have full access to them until we exit the related programs. The fair value of the pledged bonds varies from time to time. As of December 31, 2006, the fair value of all pledged bonds was approximately $2.3 billion.

RISK ASSOCIATED WITH SECURITIZATION COULD ADVERSELY AFFECT OUR NET INCOME AND CASH FLOWS

Through securitizations, we seek to enhance our overall return on our investments and to generate proceeds that, along with operating cash flows and equity offering proceeds, facilitate the acquisition of additional investments. In our variable rate securitizations, a bank or another type of financial institution provides liquidity to the purchasers of senior interests in our mortgage revenue bonds. They also provide certain credit intermediation with respect to the underlying revenue bond, which enables the senior interests to be sold to investors seeking investments with credit ratings of at least "A" short term and "AA" long term. The liquidity facilities are generally for one-year terms and are renewable annually. If the credit strength of either the liquidity or credit intermediation providers deteriorates, we anticipate that the return on the residual interests would decrease, negatively affecting our net income and subsequent executions. In addition, if we are unable to renew the liquidity or credit intermediation facilities, we would be forced to find alternative
(possibly more expensive) facilities, to repurchase the underlying bonds or to liquidate the underlying bonds and our investment in the residual interests. If we were forced to liquidate an investment, we would recognize gains or losses on the liquidation, which might be significant depending on market conditions. As of December 31, 2006:

     o    Merrill  Lynch  provided   liquidity  for  senior  interests  with  an
          aggregate amount of $403.4 million in the P-FLOATs/RITES program. There is a risk that the program may not be renewed at the end of its current term;
     o Goldman Sachs provided liquidity for senior interests with an aggregate amount of $944.8 million in the Goldman Sachs Floats/Residuals program. There is a risk that the program may not be renewed at the end of its current term; and
     o Primary credit intermediation on the P-FLOATs/RITES and Floaters/Residuals programs is generally provided by Centerbrook, with IXIS serving as the secondary credit intermediator. In certain circumstances Merrill Lynch or IXIS are the primary or secondary credit intermediator.

OTHER PARTIES HAVE THE FIRST RIGHT TO CASH FLOW FROM OUR SECURITIZED REVENUE BOND INVESTMENTS

Because of our utilization of securitizations, our interests in a significant portion of our mortgage revenue bond investments are subordinated or may be junior in right of payment to other senior securities. There are risks in owning "junior residual interests" that could adversely affect our net income and cash flows, including:

     o the risk that borrowers may not be able to make payments, resulting in us, as the holder of the junior residual interests, receiving principal and interest payments that are less than expected or no payment at all;
     o the risk that short-term interest rates may rise significantly, increasing the amounts payable to the holders of the floating-rate senior interests created through our securitizations and reducing the amounts payable to us as holder of the junior residual interests; and
     o the risk that the holders of the senior mortgage revenue bonds or senior interests may control the ability to enforce remedies, limiting our ability to take actions that might protect our interests.

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

OUR INVESTMENTS IN MORTGAGE REVENUE BONDS LACK LIQUIDITY

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

MORTGAGE REVENUE BONDS MAY GO INTO DEFAULT FROM TIME TO TIME AND NEGATIVELY AFFECT OUR NET INCOME AND CASH FLOWS

Properties underlying our mortgage revenue bonds may experience financial difficulties from time to time, which could cause certain of our mortgage revenue bonds to go into default. Were that to occur, we might take remedial action such as, among other things, entering into a work-out or forbearance agreement with the owner of the property or exercising our rights with respect to the collateral securing such mortgage revenue bond, including the commencement of mortgage foreclosure proceedings. In addition, in the event that we were to successfully foreclose the mortgage on the underlying property, it is likely that, during the period that we or an affiliate owned both the property and the defaulted bond, we, as holder of the defaulted bond, would be deemed to be a related party to a "substantial user" of the property underlying such bond. As a result, during such period, the interest we receive on the bond would be taxable. See "SUBSTANTIAL USER" LIMITATION within "RISKS ASSOCIATED TO APPLICATION OF TAX LAWS" below.

3. RISKS RELATED TO OUR FUND MANAGEMENT BUSINESS

THERE ARE RISKS ASSOCIATED WITH CREDIT INTERMEDIATION AND COMMITMENTS TO PROVIDE SPECIFIED RATES OF RETURN THAT EXPOSE US TO LOSSES

Through our taxable subsidiaries, we provide credit intermediation to third parties for a fee. If such third parties default on their obligations for which we provided credit intermediation, our loss would likely be in an amount far in excess of the fee paid to us for providing the service. We also provide specified internal rates of return to investors in partnerships designed to pass through tax benefits, including LIHTCs, to investors. In connection with such transactions we might be required to advance funds to ensure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, we would be required to make a payment so that the specified rate of return will be achieved. Our maximum potential liability pursuant to those transactions is detailed in MANAGEMENT'S DISCUSSION AND ANALYSIS - OFF BALANCE SHEET ARRANGEMENTS and Note 21 to the consolidated financial statements.

THERE IS A RISK OF ELIMINATION OF, OR CHANGES TO, GOVERNMENTAL PROGRAMS THAT COULD LIMIT OUR PRODUCT OFFERINGS

A significant portion of our Fund Management revenues is derived from the syndication of partnership interests in partnerships that invest in properties eligible for LIHTCs which are a provision of the Internal Revenue Code of 1986, as amended (the "Code").

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

In order to qualify for the federal LIHTC, the property must comply with either of the 20/50 or 40/60 tests that apply to tax-exempt bonds. However, in addition, the amount of rent that may be charged to qualifying low-income tenants cannot exceed 30% of the "imputed income" for each unit, i.e., 30% of the imputed income of a family earning 50% or 60% of area median income, as adjusted for family size. Failure to comply continuously with these requirements throughout the 15 year recapture period could result in a recapture of the federal LIHTCs. In addition, if the rents from the property are not sufficient to pay debt service on the mortgage revenue bonds or other financing secured by the property and a default ensues, the initial borrower could lose ownership of the project as the result of foreclosure of the mortgage. In such event, the initial equity investors would no longer be entitled to claim the federal LIHTCs, but the foreclosing lender could claim the remaining LIHTCs provided the project continues to be operated in accordance with the requirements of Section
42. As a result, there is a strong incentive for the federal LIHTC investor to ensure that the development is current on debt service payments by making additional capital contributions or otherwise.

With respect to most of the properties, substantially all the multifamily units are rented to individuals or families earning no greater than 60% of area median income and, thus, substantially all of the qualified basis may be used to determine the amount of the federal LIHTC. This maximizes the amount of equity raised from the purchasers of the federal LIHTCs for each development and provides for the maximum amount of rent that can be obtained from tenants where there is currently strong occupancy demand.

Investors in CharterMac Capital LIHTC sponsored funds are usually Fortune 500 corporations that have projected long-term positive tax positions. These investors generally become limited partners in the CharterMac Capital sponsored fund which, in turn, invests as a limited partner in the developer/owner of the affordable housing property. The CharterMac Capital sponsored fund contributes to the developer/owner the negotiated equity paid over time. In the case of properties utilizing 4% credits, this contribution will usually provide between 25% and 35% of the costs of the development. For properties utilizing 9% credits, this contribution will usually provide between 45% and 55% of the cost of the development.

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

OUR ROLE AS A SPONSOR OF INVESTMENT FUNDS AND CO-DEVELOPER OF LIHTC PROPERTIES EXPOSES US TO RISKS OF LOSS

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

FUNDS MAY NOT GENERATE SUFFICIENT CASH TO PAY FEES DUE TO US, WHICH MAY NEGATIVELY IMPACT OUR NET INCOME AND CASH FLOWS

Much of the revenue in our Fund Management business is earned from fees that upper-tier funds we sponsor pay to our subsidiaries for services rendered. These funds are dependent upon the cash flows of lower-tier partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services. As the lower-tier partnerships are susceptible to numerous operational risks (see "THERE ARE RISKS ASSOCIATED WITH THE PROPERTIES UNDERLYING OUR FINANCING PRODUCTS AND INVESTMENTS THAT COULD ADVERSELY AFFECT OUR NET INCOME AND CASH FLOWS" above), the upper-tier funds may not collect sufficient cash to pay the fees they owe to us. If we do not receive these fees, the negative impact on our cash flows, and our net income if we determine the fees are not collectible, could negatively impact our business.

4. RISKS RELATED TO OUR MORTGAGE BANKING BUSINESS

THERE ARE RISKS OF LOSS ASSOCIATED WITH OUR MORTGAGE ORIGINATIONS WHICH MAY NEGATIVELY IMPACT OUR NET INCOME AND CASH FLOWS

In our DUS program, we originate loans through one of our subsidiaries which are thereafter purchased or credit enhanced by Fannie Mae. For most of these loans, we retain a first loss position with respect to loans that we originate and sell under this program. For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and risk Levels I, II, or III. Of the 865 loss sharing loans in this program as of December 31, 2006, all but one were Level I loans. For such loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae. In Level II and Level III loans we carry a higher loss sharing percentage.

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

CHANGES IN EXISTING GOVERNMENT SPONSORED AND FEDERAL MORTGAGE PROGRAMS COULD NEGATIVELY AFFECT OUR MORTGAGE BANKING BUSINESS

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

THE LOSS OF OUR RELATIONSHIPS WITH GSES AND RELATED ENTITIES COULD ADVERSELY AFFECT OUR BUSINESS

Our agreements with Fannie Mae and Freddie Mac afford us a number of advantages and may be canceled by the counterparty for cause. Cancellation of one or more of these agreements would have a material adverse affect on our operating results and could result in further disqualification with other counterparties, loss of technology and other materially adverse consequences.

AS A MORTGAGE LENDER, WE MUST COMPLY WITH NUMEROUS LICENSING REQUIREMENTS, AND OUR INABILITY TO REMAIN IN COMPLIANCE WITH SUCH REQUIREMENTS COULD ADVERSELY AFFECT OUR OPERATIONS AND OUR REPUTATION GENERALLY

Like other mortgage banking companies, we must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which we are authorized to lend. These requirements are complex and vary from jurisdiction to jurisdiction. From time to time we are subject to examination by regulators and, if it is determined that we are not in compliance with the applicable requirements, we may be fined, and our license to lend in one or more jurisdictions may be suspended or revoked.

IF OUR LOAN SERVICING PORTFOLIO DECREASES, OUR NET INCOME AND CASH FLOWS WOULD BE NEGATIVELY AFFECTED

A large portion of our revenues in the Mortgage Banking business relate to recurring fees for servicing mortgages we originate or those for which we have sub-servicing agreements. Loans in our portfolio are subject to maturity, prepayments, defaults and refinancing after which we may not recapture the loan. Upon these events, our portfolio would decline, depriving us of the associated revenue stream. This, in turn, would negatively affect our net income and cash flows.

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

Additionally, other changes contemplated could eliminate the designation of "Qualified Special Purpose Entities" ("QSPEs") which are a standard element of securitization transactions, particularly within the CMBS industry. Should such a change be effected, there could be a negative impact on our Fund Management business.

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

In determining whether interest is treated as qualifying income under these rules, interest income derived from a "financial business" and income and gains derived by a "dealer" in securities are not treated as qualifying income. We have represented that we are acting as an investor with respect to our mortgage revenue bond investments and that we have not engaged in, and will not engage in, a financial business, although there is no clear guidance on what constitutes a financial business under the tax law. We have taken the position that for purposes of determining whether we are in a financial business, portfolio investing activities that we are engaged in now and that we contemplate engaging in prospectively would not cause us to be engaged in a financial business or to be considered a "dealer" in securities. The IRS could assert that our activities constitute a financial business. If our activities constitute (or as a result of increased volume constitute) a financial business or cause us to be treated as a dealer, there is a substantial risk that more than 10% of our gross income would not constitute qualifying income. We could also be treated as if we were engaged in a financial business if the activities of CM Corp. and its subsidiaries were attributed to us and were determined to constitute a financial business. CM Corp., including its principal subsidiaries CharterMac Capital and CMC, is subject to income tax on its income. Accordingly, we believe the activities and income of CM Corp. and its subsidiaries will not be attributed to CharterMac for purposes of determining CharterMac's tax status. In addition, in determining whether interest is treated as qualifying income, interest income that is determined based upon the income or profits of any person is not treated as qualifying income. A portion of the interest payable on participating interest bonds owned by us is determined based upon the income or profits of the properties securing our investments. Accordingly, if we were to receive more than 10% of our gross income in any given year from such "contingent interest," the IRS could take the position that we should be treated as a publicly traded partnership taxable as a corporation. There can be no assurance that such monitoring would be effective in all events to avoid the receipt of contingent interest and any other non-qualifying income in any given year that exceeds 10% of our gross income because circumstances outside of our (or our subsidiaries) control could cause such a result.

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

THE STRUCTURE OF OUR ACQUISITIONS COULD BE CHALLENGED

Our acquisitions of CharterMac Capital and other subsidiaries were structured to prevent us from realizing active income from these businesses and effectively to receive a tax deduction (via the allocation of subsidiary income) for payments made to its selling principals. It is possible that the IRS could challenge this structure, with material adverse consequences to us. First, the IRS could assert that we, as the parent trust, are the owner of these businesses, in which case the parent trust would realize an amount of active income from them that would require it to be treated as a corporation instead of a publicly traded partnership for income tax purposes. If the IRS prevailed, we would be required to pay taxes on that income, thereby reducing the amount available for us to make distributions. As a result, it is likely that the value of our shares would decline. Second, the IRS might assert that the Special Common Units ("SCUs"), Special Membership Units ("SMUs") and Special Common Interests ("SCIs") held by the selling principals of the businesses and others are actually shares of our Company. If this position prevailed, the distributions payable on the units would not reduce the taxable income of CM Corp. In such event, CM Corp. would be subject to increased tax, which could reduce our net income, our cash flows and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

THE TAXABILITY OF OUR INCOME DEPENDS UPON THE APPLICATION OF TAX LAWS THAT COULD BE CHALLENGED

The following discussion relates only to the portion of our investments which generate federally tax-exempt income.

     TAX-EXEMPTION OF OUR MORTGAGE REVENUE BONDS

     On the date of original issuance or re-issuance of each mortgage revenue bond, nationally recognized bond counsel or special tax counsel rendered its opinion to the effect that, based on the law in effect on that date, interest on such mortgage revenue bonds is excludable from federally-taxable gross income, except with respect to any revenue bond (other than a revenue bond, the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code) during any period in which it is held by a "substantial user" of the property financed with the proceeds of such mortgage revenue bonds or a "related person" of such a "substantial user." Each opinion speaks only as of the date it was delivered. In addition, in the case of mortgage revenue bonds which, subsequent to their original issuance, have been reissued for federal tax purposes, nationally recognized bond counsel or special tax counsel has delivered opinions that interest on the reissued bond is excludable from federally-taxable gross income of the holder from the date of re-issuance or, in some cases, to the effect that the re-issuance did not adversely affect the excludability of interest on the mortgage revenue bonds from the gross income of the holders thereof. However, an opinion of counsel has no binding effect and there is no assurance that the IRS will not contest these conclusions or, if contested, that they will be sustained by a court.

     The Code establishes certain requirements which must be met subsequent to the issuance and delivery of tax-exempt mortgage revenue bonds for interest on such mortgage revenue bonds to remain excludable from federally-taxable gross income. Among these continuing requirements are restrictions on the investment and use of the revenue bond proceeds and, for mortgage revenue bonds the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, the continued exempt status of such borrower. In addition, there is a requirement that the property be operated as a rental property and that during the Qualified Project Period (defined below) at least either:

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

     Continuing requirements also include regulatory agreement compliance and compliance with rules pertaining to arbitrage. Each issuer of the mortgage revenue bonds, as well as each of the underlying borrowers, has covenanted to comply with certain procedures and guidelines designed to ensure satisfaction of the continuing requirements of the Code. Failure to comply with these continuing requirements of the Code may cause the interest on such bonds to be includable in federally-taxable gross income retroactively to the date of issuance, regardless of when such noncompliance occurs. Greenberg Traurig, LLP (also referred to as "Greenberg Traurig") as our bond counsel, and Paul Hastings, as our securities counsel (Greenberg Traurig and Paul Hastings are collectively referred to herein as our "Counsel"), have not, in connection with this filing, passed upon and do not assume any responsibility for, but rather have assumed the continuing correctness of, the opinions of bond counsel or special tax counsel
     (including opinions rendered by Greenberg Traurig) relating to the exclusion from federally-taxable gross income of interest on the mortgage revenue bonds and have not independently verified whether any events or circumstances have occurred since the date such opinions were rendered that would adversely affect the conclusions set forth herein.

     "SUBSTANTIAL USER" LIMITATION

     Interest on a mortgage revenue bond we own, other than a bond the proceeds of which are loaned to a charitable organization described in Section 501(c)(3) of the Code, will not be excluded from gross income during any period in which we are a "substantial user" of the properties financed with the proceeds of such mortgage revenue bond or a "related person" to a "substantial user."

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

     SECURITIZATION PROGRAMS AND REVENUE PROCEDURE 2003-84

     Many of the senior interests in our securitization programs are held by tax-exempt money-market funds. For various reasons, money market funds will only acquire and hold interests in securitization programs that comply with Revenue Procedure 2003-84, which provides for exemption from Schedule K-1 reporting requirements for certain partnerships. Our counsel, Greenberg Traurig, has advised us that the partnerships we use in our securitizations currently meet the requirements of Revenue Procedure 2003-84. It is our intention to continue to meet those requirements, which include an income test and an expense test, on an ongoing basis. There can be no assurance, however, that unforeseen circumstances might cause one or more of our securitization partnerships to fail either the income test or the expense test, which would cause our securitization partnerships to have to comply with all of the requirements of subchapter K of the Code. In the event one or more of our securitization partnerships was forced to comply with the provisions of subchapter K of the Code, it is likely that all of the tax-exempt money market funds that hold the senior interests in those securitizations would tender their positions. This would require our remarketing agent to locate new purchasers, which were not tax-exempt money market funds, for those tendered senior interests. This would probably result in an increase in the distributions to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the securitizations, which are owned by us through our subsidiaries.

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

The following discussion relates only to our REIT subsidiary:

     ADVERSE CONSEQUENCES OF FAILURE TO MAINTAIN REIT STATUS MAY INCLUDE TAXATION OF A PORTION OF OUR EARNINGS NOT OTHERWISE TAXABLE

     ARCap REIT, Inc. ("ARCap REIT"), a subsidiary of ARCap, intends to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. If ARCap REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders would not be deductible in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders. Unless entitled to relief under certain provisions of the Code, ARCap REIT also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

     ARCap REIT must distribute annually at least 90% of its taxable income (excluding any net capital gain) in order to be exempt from corporate income taxation of the earnings that it distributes. In addition, ARCap REIT is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions it pays with respect to any calendar year are less than the sum of:

          1.   85% of its ordinary income for that year,
          2.   95% of its capital gain net income for that year; and
          3. 100% of its undistributed ordinary income and capital gain net income from prior years.

     While ARCap REIT intends to make distributions to its stockholders to comply with the 90% distribution requirement and to be exempt from the nondeductible excise tax, differences in timing between the recognition of taxable income and the actual receipt of cash may require it to borrow funds to meet this distribution requirement and to avoid the excise tax. In addition, the requirement to distribute a substantial portion of its taxable income could cause ARCap REIT to:

          1.   distribute amounts that represent a return of capital;
          2. distribute amounts that would otherwise be spent on capital expenditures or repayment of debt; or
          3. distribute amounts that may be treated as excess inclusion income and accordingly, unrelated business taxable income in the hands of certain not-for-profit stockholders.

     To qualify as a REIT, ARCap REIT must satisfy certain requirements concerning the nature of its assets and income, which may restrict its ability to invest in various types of assets. Specifically:

          1. at least 75% of ARCap's assets must consist of real estate assets, cash and cash items, and certain government securities, to ensure that the bulk of ARCap REIT's investments are either equity or mortgage interests in real property; and
          2. ARCap REIT will not be able to acquire securities (other than securities that are treated as an interest in real property or interests in a taxable REIT subsidiary) of any single issuer that would represent either more than 5% of the total value of its assets or 10% of the voting securities of such issuer, to ensure a diversification of ARCap REIT's non-real-property investments.

     In addition, to satisfy the income requirements of a REIT, ARCap REIT generally will be restricted to acquiring assets that generate qualifying income for purposes of certain income tests. These restrictions could affect adversely ARCap REIT's ability to optimize its portfolio of assets.

     CHANGES IN TAX LAWS REGARDING REITS COULD ADVERSELY AFFECT OUR NET INCOME

     Congress, and to some extent the United States Department of Treasury, as well as state legislatures and regulatory authorities, could at any time adversely change the way in which a REIT and its stockholders are taxed, by imposing additional entity-level taxes, further restricting the permissible beneficial ownership and types of assets and income of a REIT, requiring additional distributions, or changing the law in any other respect. Moreover, such changes could apply retroactively. Should any such changes be implemented, they would likely cause our net income to decline.

6. RISKS RELATED TO INVESTING IN OUR COMPANY

BECAUSE  WE  HOLD  MOST  OF  OUR  INVESTMENTS  THROUGH  OUR  SUBSIDIARIES,   OUR
SHAREHOLDERS ARE EFFECTIVELY SUBORDINATED TO THE LIABILITIES AND EQUITY OF OUR SUBSIDIARIES

We hold most of our investments through our subsidiaries. Because we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity, SCUs, SMUs and SCIs of our subsidiaries, which at December 31, 2006, aggregated approximately $3.1 billion. In particular, the holders of the preferred shares of one of our Equity Issuer subsidiaries are entitled to receive preferential distributions with respect to revenues generated by mortgage revenue bonds held directly or indirectly by it, which constitute a substantial portion of our assets. Similarly, holders of senior interests created through our securitization programs have a superior claim to the cash flow from the mortgage revenue bonds deposited in such programs. Accordingly, a portion of the cash flow from our investments will not be available for distribution on our common shares. Likewise if we pay a common dividend:

     o holders of SCUs issued by our CharterMac Capital Company LLC ("CCC") subsidiary are entitled to receive preferential distributions with respect to the earnings of CharterMac Capital;
     o holders of SMUs issued by our CM Investor LLC ("CM Investor") subsidiary are entitled to receive preferential distributions with respect to the earnings of CM Investor; and
     o holders of SCIs issued by our ARCap subsidiary are entitled to receive preferential distributions with respect to the earnings of ARCap.

Those earnings, therefore, may not be available for distribution to our common shareholders.

WE DEPEND UPON THE SERVICES OF OUR EXECUTIVE OFFICERS

We and our subsidiaries depend upon the services of our executive officers and other individuals who comprise our executive management team. All decisions with respect to the management and control of our Company and our subsidiaries, subject to the supervision of our board of trustees (or the applicable subsidiary's board), are currently made by these key officers. The departure or the loss of the services of any of these key officers or a large number of senior management personnel and other employees could have a material adverse effect on our ability to operate our business effectively and our future results of operations.

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

THERE ARE POSSIBLE ADVERSE EFFECTS ARISING FROM SHARES AVAILABLE FOR FUTURE SALE

Our board of trustees is permitted to offer additional equity or debt securities of our Company and our subsidiaries in exchange for money, property or other consideration. Our ability to sell or exchange such securities will depend on conditions then prevailing in the relevant capital markets and our results of operations, financial condition, investment portfolio and business prospects. Subject to New York Stock Exchange rules which require shareholder approval for certain issuances of securities and as long as the issuance is made in accordance with our trust agreement, the issuance of such additional securities will not be subject to the approval of our shareholders and may negatively affect the resale price of our shares. Shareholders will not have any preemptive rights in connection with the issuance of any additional securities we or our subsidiaries may offer and any of our equity offerings would cause dilution of a shareholder's investment in us.

THE FORMER OWNERS OF CHARTERMAC CAPITAL AND MEMBERS OF OUR MANAGEMENT TEAM HAVE SIGNIFICANT VOTING POWER ON MATTERS SUBMITTED TO A VOTE OF OUR SHAREHOLDERS, AND THEIR INTERESTS MAY BE IN CONFLICT WITH THE INTERESTS OF OUR OTHER SHAREHOLDERS

In connection with our acquisition of CharterMac Capital, we issued to each of its selling principals one special preferred voting share for each SCU they received. Our special preferred voting shares have no economic interest, but entitle each holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares. The selling principals of CharterMac Capital who received special preferred voting shares include members of our executive management team (Mr. Hirmes and Mr. Schnitzer) and a subsidiary of The Related Companies, L.P. ("TRCLP"), which is controlled by Mr. Ross, the chairman of our board of trustees.

Mr. Schnitzer and Mr. Hirmes have also received share grants from the Company that are entitled to vote during the vesting periods, as have other members of our executive management team. As a result of the special preferred voting share issuance, additional common shares directly or indirectly owned by them and share grants we have made, members of our executive management team and Mr. Ross in the aggregate directly or indirectly owned voting shares representing approximately 20.7% of our voting power as of December 31, 2006. As such, if they vote as a block, such shareholders will have significant voting power on all matters submitted to a vote of our common shareholders.

Also, because three of the selling principals of CharterMac Capital serve as our managing trustees, there are ongoing conflicts of interest when we are required to determine whether or not to take actions to enforce our rights under the various agreements entered into in connection with the CharterMac Capital acquisition. While any material decisions involving these persons are subject to the vote of a majority of our independent trustees, such decisions may create conflicts between us and these persons.

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

     STAGGERED BOARD

     Our board of trustees is divided into three classes of managing trustees. The terms of the first, second and third classes will expire in 2008, 2009 and 2007, respectively. Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class' term. The use of a staggered board makes it more difficult for a third-party to acquire control over us.

SALES IN THE PUBLIC MARKET OF OUR COMMON SHARES ISSUABLE IN EXCHANGE FOR OUR SCUS, SMUS AND SCIS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES

Future sales of substantial amounts of our common shares in the public market could adversely affect prevailing market prices of our shares. As of December 31, 2006, approximately 14.8 million common shares remained issuable in exchange for the SCUs we issued, approximately 278,000 common shares remained issuable in exchange for the SMUs we issued, approximately 268,000 common shares remained issuable in exchange for the SCIs we issued and we have granted restricted common shares of which approximately 2.1 million were unvested at December 31, 2006. When these shares vest and/or convert, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through the equity markets. As of December 31, 2006, TRCLP and its owners indirectly held approximately 10.2 million SCUs and approximately 543,000 common shares which, subject to some exceptions, are not subject to a lock-up agreement. In addition, former executives of our Company held approximately 2.0 million SCUs as of December 31, 2006. These SCUs are not subject to lock-up agreements and may be converted to common shares at any time.

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

AN INABILITY TO RAISE CAPITAL OR ACCESS FINANCING ON FAVORABLE TERMS, OR AT ALL, COULD ADVERSELY AFFECT OUR GROWTH

A major aspect of our business plan includes the acquisition of additional mortgage revenue bonds, which requires capital. We typically fund the expansion of our business through a combination of operating cash flows, short-term borrowings, securitizations, repurchase agreements and long-term borrowings. A failure to renew our existing facilities, to increase our capacity under our existing facilities or to add or new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations. See the description of our existing facilities under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

We also raise capital by periodically offering securities issued by us or one or more of our subsidiaries. Our ability to raise capital through securities offerings is subject to risks, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

We lease the office space in which our headquarters are located at 625 Madison Avenue, New York, NY. The leases expire in 2017.

We also lease office space in other locations as follows:

     o    Jersey City, NJ - An office facility; the lease expires in 2010.
     o    Morristown, NJ - An office facility; the lease expires in 2007.
     o    Bethesda, MD - An office facility; the lease expires in 2009.
     o    Irvine, CA - An office facility; the lease expires in 2011.
     o    San Francisco, CA - An office facility; the lease expires in 2012.
     o    Boston, MA - An office facility; the lease expires in 2011.
     o    Irving, TX - An office facility; the leases expires in 2016.
     o    Chicago, IL - An office facility; the lease expires in 2009.
     o    San Rafael, CA - An office facility; the lease expires in 2008.

We believe that these facilities are suitable for current requirements and contemplated future operations.

ITEM 3.  LEGAL PROCEEDINGS.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to shareholders for voting during the fourth quarter of 2006.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
------------------

Our common shares have been listed on the New York Stock Exchange since January 10, 2006, under the symbol "CHC". From October 1, 1997, until January 9, 2006, they were traded on the American Stock Exchange under the same symbol. Prior to October 1, 1997, there was no established public trading market for our common shares.

The high and low prices for each quarterly period of the last two years during which our common shares were traded were as follows:


                                       2006                       2005
                             -----------------------     -----------------------
Quarter Ended                   Low           High          Low           High
-------------                ---------     ---------     ---------     ---------
March 31                     $   19.52     $   22.65     $   20.65     $   24.50
June 30                      $   16.86     $   20.13     $   20.30     $   22.49
September 30                 $   18.10     $   21.05     $   20.43     $   23.37
December 31                  $   19.52     $   21.76     $   18.50     $   23.02


The last reported sale price of our common shares on the New York Stock Exchange on February 23, 2007, was $20.70.

Holders
-------

As of February 23, 2007, there were 2,798 registered shareholders owning 51,404,234 common shares.

Distributions
-------------

After providing for distributions to our 4.4% Convertible Preferred Shares, our net income is allocated pro rata among the common shares and the Convertible CRA Shares (see Note 14 to the consolidated financial statements). The Convertible CRA Shares rank on par with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company, although both are subordinate to our 4.4% Convertible CRA Preferred shares. Quarterly cash distributions during the years ended December 31, 2006 and 2005 were as follows:


                                                                   Total Amount
                                          Date         Per         Distributed
Cash Distribution for Quarter Ended       Paid        Share       (In thousands)
-----------------------------------     --------     --------     --------------
March 31, 2006                           5/15/06     $   0.42        $24,764
June 30, 2006                            8/14/06         0.42         24,806
September 30, 2006                      11/14/06         0.42         25,175
December 31, 2006                        2/14/07         0.42         25,201
                                                     --------        -------
Total for 2006                                       $   1.68        $99,946
                                                     ========        =======

March 31, 2005                           5/13/05     $   0.41        $23,729
June 30, 2005                            8/12/05         0.41         23,766
September 30, 2005                      11/14/05         0.41         23,843
December 31, 2005                        2/14/06         0.42         24,587
                                                     --------        -------
Total for 2005                                       $   1.65        $95,925
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

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

The following table provides information related to our share incentive plans as of December 31, 2006:


                                                (a)                    (b)                        (c)

                                                                                         Number of securities
                                             Number of                                 remaining available for
                                         securities to be                               future issuance under
                                       issued upon exercise     Weighted-average         equity compensation
                                          of outstanding        exercise price of          plans (excluding
                                         options, warrants     outstanding options,    securities reflected in
                                            and rights         warrants and rights           column a) (1)
                                       --------------------    --------------------    -----------------------
Equity compensation plans
   approved by security holders              2,018,741              $   20.77                 3,794,017
Equity compensation plans not
   approved by security holders                     --                     --                        --
                                             ---------              ---------                 ---------

Totals                                       2,018,741              $   20.77                 3,794,017
                                             =========              =========                 =========


(1)  Our  Incentive  Share  Plan  (see  Note  15 to the  consolidated  financial statements) authorizes us to issue options or other share-based compensation equal to 10% of the total shares outstanding (as defined in the plan) as of December 31 of the year preceding the issuance of new grants or options.

Securities purchased by us
--------------------------

The following table presents information related to our repurchases of our equity securities during the fourth quarter of 2006 and other information related to our repurchase program:


                                                            Purchases of Equity Securities

                                         (a)                 (b)                  (c)                   (d)

                                                                             Total number
                                        Total                                  of shares          Maximum number
                                      number of            Average         purchased as part   of shares that may yet
                                        shares           price paid           of publicly      be purchased under the
             Period                 purchased (1)         per share        announced program      plans or program
---------------------------------   ---------------    ----------------    -----------------   ----------------------
October 1 - 31, 2006                        --           $     --                   --
November 1 - 30, 2006                   77,080              21.35                   --
December 1 - 31, 2006                   18,507              21.35                   --
                                      --------           --------             --------

Total                                   95,587           $  21.35                   --                 570,540
                                      ========           ========             ========              ==========


(1) These repurchases were in connection with tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Notes 14 and 15 to our consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA.

The information set forth below presents our selected financial data. Additional financial information is set forth in the consolidated financial statements and notes thereto.

For the Years Ended December 31 (in thousands, except per share amounts):


Operations                              2006 (1)         2005 (2)         2004 (3)         2003 (4)          2002
---------------------------------     -----------      -----------      -----------      -----------      -----------
Total revenues                        $   387,259      $   295,097      $   232,432      $   152,240      $   116,614

Income before income taxes            $    47,786      $    30,437      $    48,120      $    60,514      $    62,117

Net income                            $    41,294      $    59,014      $    65,363      $    66,586      $    60,833
Net income applicable to
  shareholders (5)                    $    36,542      $    56,994      $    65,363      $    61,248      $    55,905

Net cash provided by (used in):

  Operating activities                $    86,716      $       685      $   106,405      $    97,902      $    80,977
  Investing activities                $  (523,896)     $  (373,018)     $  (366,647)     $  (365,419)     $  (418,379)
  Financing activities                $   454,792      $   462,341      $   279,295      $   306,052      $   245,737

Net income per share (5)

  Basic                               $      0.63      $      0.98      $      1.19      $      1.31      $      1.31

  Diluted                             $      0.62      $      0.98      $      1.19      $      1.31      $      1.31

Financial position
---------------------------------

Total assets                          $ 9,688,516      $ 6,968,757      $ 5,737,221      $ 2,581,169      $ 1,852,868
Financing arrangements                $ 1,801,170      $ 1,429,692      $ 1,068,428      $   900,008      $   671,659

Notes payable                         $   591,165      $   304,888      $   174,454      $   153,350      $    68,556
Preferred shares of subsidiary:
  Subject to mandatory repurchase     $   273,500      $   273,500      $   273,500      $   273,500      $   273,500
  Not subject to mandatory
  repurchase                          $   104,000      $   104,000      $   104,000      $      --        $      --

Dividends
---------------------------------

Dividends declared per share (6)      $      1.68      $      1.65      $      1.57      $      1.37      $      1.26


(1) Includes ARCap beginning in August 2006, and includes $29.2 million of expense (or $0.50 per basic and diluted share) related to a valuation allowance recorded against deferred tax assets (see Note 12 to the consolidated financial statements).
(2) Includes a $22.6 million non-cash pre-tax charge ($12.3 million after tax, or $0.21 per basic and diluted share) related to the write-off of the "Related Capital Company" trade-name intangible asset (see Note 5 to the consolidated financial statements).
(3) Reflects adoption of Interpretation 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"), as of March 31, 2004 (See Note 1 to the consolidated financial statements).
(4)  Includes CharterMac Capital beginning in November 2003.
(5)  Includes common shareholders and Convertible CRA shareholders.
(6) Distributions per share are the same for both common shares and Convertible CRA shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of CharterMac. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

Forward-Looking Statements
--------------------------

This MD&A contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks (described more fully in Item 1A. of this filing on Form 10-K) include, among other things:

     o    adverse changes in real estate markets;
     o    competition with other companies;
     o    interest rate fluctuations;
     o    general economic and business conditions;
     o    environmental/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries;
     o    risks associated with providing credit intermediation;
     o    risk of loss under mortgage banking loss sharing agreements;
     o    risk of loss from direct and indirect  investments in CMBS;
     o the risk that relationships with key investors and developers may not continue;
     o    our ability to generate fee income may not continue; and
     o    risks related to the form and structure of our financing arrangements.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.

Factors Affecting Comparability
-------------------------------

ACQUISITIONS

In August 2006, we acquired ARCap. Prior to the acquisition date, we recorded equity earnings on our 10.7% equity investment in ARCap in our Portfolio Investing segment. Following the acquisition, operating results of ARCap are included in our Fund Management, Mortgage Banking and Consolidated Partnerships segments. In addition, we incurred restructuring costs associated with planned integration activities and incurred increased non-cash compensation costs following the acquisition due to non-vested share grants.

We acquired Capri Capital Limited Partnership ("CCLP") in March 2005. Operating results in our Portfolio Investing segment prior to the acquisition date include interest income on a loan made to CCLP in July 2004. Following the acquisition, operating results of CCLP are included in our Mortgage Banking segment.

ACCOUNTING CHANGES

The adoption of several accounting pronouncements has affected our consolidated financial statements.

Primarily due to our adoption of FIN 46(R) as of March 31, 2004, we consolidate more than 149 partnerships (predominantly investment funds we sponsor) in our consolidated financial statements. The operating results for 2006 and 2005 include a full period of operations for these entities, as well as the elimination of transactions between the entities and our subsidiaries. In 2004, the operating results include only nine months' operating results as we adopted this accounting standard as of March 31 of that year (see Notes 1 and 7 to the consolidated financial statements).

The adoption of FIN 46(R) led to a significant increase in the amount of assets and liabilities we record and also results in the recognition of the operating results of partnerships in which we have virtually no equity interest, the elimination of transactions between our businesses and those partnerships and the allocation of their results to their investor partners.

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

In September 2006, we terminated a loan investment and recognized a one-time gain totaling approximately $6.9 million. We also closed a subsidiary and recorded goodwill and intangible asset impairment charges of approximately $2.6 million in the third and fourth quarters of 2006.

The income tax provision or benefit is affected by the book income or losses of the taxable businesses and tax deductible distributions on their subsidiary equity. In 2006, a current tax provision (due to higher currently taxable income) is coupled with a valuation allowance against deferred tax assets. Management determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of the deferred tax assets will likely not be realized and hence a valuation allowance was provided. In 2005 and 2004, an income tax benefit was recognized.

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

Results of Operations
----------------------

OVERVIEW

The following is a summary of our operations:


                                                                                                              %           %
                                                                                                            Change     Change
                                                % of                     % of                     % of     2006 vs.   2005 vs.
  (In thousands)                  2006        Revenues     2005        Revenues     2004        Revenues     2005       2004
------------------             ---------      --------  ---------      --------  ---------      --------   --------   --------
Total revenues                 $ 387,259       100.0%   $ 295,097       100.0%   $ 232,432       100.0%      31.2 %    27.0 %

Income before
  income taxes:
Income (loss)
  subject to tax                 (31,555)       (8.1)     (48,872)      (16.6)     (31,965)      (13.8)     (35.4)     52.9
Income not subject
  to tax                          79,341        20.5       79,309        26.9       80,085        34.5         --      (1.0)
                               ---------      ------    ---------      ------    ---------      ------     ------    ------
                                  47,786        12.3       30,437        10.3       48,120        20.7       57.0     (36.7)
Income tax
(provision)
benefit                           (6,492)       (1.7)      28,577         9.7       17,243         7.4     (122.7)     65.7

Net income                        41,294        10.7       59,014        20.0       65,363        28.1      (30.0)     (9.7)


Our consolidated results over the three-year period reflect our changing business focus from direct investing, primarily generating recurring, revenues towards growing the business through fund and asset management with a large proportion of fee-based transaction income. This transition included:

     o rapid growth of our taxable, fee-based business through the sponsorship of increasingly larger and greater number of funds in 2004, 2005 and 2006;
     o approximately doubling our Mortgage Banking business through the acquisition of CCLP in 2005;
     o    commencement of Centerbrook in June 2006; and
     o our acquisition of ARCap in August 2006 positively impacting our Fund Management and Mortgage Banking segments.

Our reported revenues do not fully reflect the growth of the individual businesses due to the impact of consolidating sponsored investment partnerships, as described more fully below. The underlying revenue growth stems from the introduction of new products such as variable-rate bond financing and loss-sharing mortgage loan originations for Freddie Mac.

Beyond the growth of our businesses, costs have also increased due to (among other factors):

     o increasing financing costs due to higher borrowing levels attendant to expansion and general increases in interest rates;
     o the requirement for infrastructure to support growth, primarily in 2004 and 2005, and the costs to operate acquired businesses;
     o the costs associated with the creation of tax credit equity funds that vary with the level of fund sponsorship activity, although the majority of such costs are reimbursed and the reimbursements are recognized as revenue;
     o start-up costs as well as termination and other costs associated with the restructuring of securitization programs in connection with the launch of Centerbrook; and
     o restructuring costs relating to integration actions with respect to the ARCap acquisition in 2006.

Along with the compositional changes in the business, we are now also increasingly subject to taxation, although tax benefits may result based upon the annual taxable income or loss from these businesses. The tax benefits recognized in 2004 and 2005 reflect the increasing proportion of these taxable businesses and increased book losses of those businesses. The tax provision in the 2006 period relates to a higher level of current taxable income from the Fund Management segment due to increased fund sponsorship activity, coupled with a valuation allowance against deferred tax assets as noted above. See also INCOME TAXES below.

REVENUES

Our revenues for the years ended December 31 were as follows:


                                                                 % Change                  % Change
                                                                 2006 vs.                  2005 vs.
           (In thousands)                  2006        2005        2005          2004        2004
-------------------------------------    --------    --------    --------      --------    --------
Mortgage revenue bond interest income    $156,500    $146,024        7.2 %     $132,075       10.6 %

Other interest income                      34,159      16,162      111.4          9,346       72.9

Fee income
Fund sponsorship                           44,739      50,982      (12.2)        45,564       11.9
Mortgage banking                           34,247      27,104       26.4         15,026       80.4
Credit intermediation                       5,215       6,694      (22.1)         8,476      (21.0)
                                         --------    --------    -------       --------    -------
Total fee income                           84,201      84,780       (0.7)        69,066       22.8

Other revenues
Prepayment penalties                        6,856       6,326        8.4          1,877      237.0
Construction service fees                   4,801       4,583        4.8          1,445      217.1
Rental income of real estate owned          5,918       3,860       53.3             --         --
Administration fees                         2,371       1,832       29.4          1,381       32.7
Expense reimbursements                      3,658       4,923      (25.7)         2,785       76.8
Other                                       5,057       2,511      101.4          2,244       11.9
                                         --------    --------    -------       --------    -------
Total other revenues                       28,661      24,035       19.2          9,732      147.0

Revenues of consolidated partnerships      83,738      24,096      247.5         12,213       97.3
                                         --------    --------    -------       --------    -------

Total revenues                           $387,259    $295,097       31.2 %     $232,432       27.0 %
                                         ========    ========    =======       ========    =======


The ARCap acquisition in 2006 and the CCLP acquisition in 2005 drove a significant amount of our annual revenue increase in 2006 and 2005, respectively. Adjusting to include ARCap revenues and CCLP revenues for all periods, our total revenues would have increased approximately 11.9% in 2006 and 8.6% in 2005.

As we transition to increase our position as an asset and fund manager, the revenue fluctuations above are not necessarily representative of the growth of our businesses as we consolidate many partnerships from which we earn revenues, and as a result many transactions are eliminated in consolidation. For example, we eliminate revenues earned by our subsidiaries in transactions with LIHTC and Property Partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income. The consolidation also results in the elimination of revenues earned by our Portfolio Investing and Fund Management subsidiaries for transactions with the partnerships. The revenues eliminated were as follows:


                                                               % Change                % Change
                                                               2006 vs.                2005 vs.
          (In thounsands)                  2006       2005       2005       2004         2004
-------------------------------------    --------   --------   --------   --------     --------
Mortgage revenue bond interest income    $11,198    $ 3,555     215.0 %    $   581      511.9 %
Other interest income                        210        321     (34.6)         159      101.9
Fund sponsorship fees                     47,152     39,708      18.7       25,531       55.5
Credit intermediation fees                 3,789      3,152      20.2        1,609       95.9
Other revenues                             5,372      2,783      93.0        3,320      (16.2)
                                         -------    -------    ------      -------     ------
Total                                    $67,721    $49,519      36.8 %    $31,200       58.7 %
                                         =======    =======    ======      =======     =====


These amounts, along with revenues of consolidated partnerships, increased significantly over the three year period due to additional partnerships consolidated during the periods.

For discussion of individual revenue streams, see RESULTS BY SEGMENT below.

EXPENSES

Our expenses for the three years ended December 31 were as follows:


                                                              % Change               % Change
                                                              2006 vs.               2005 vs.
          (In thounsands)                 2006       2005       2005        2004       2004
-------------------------------------   --------   --------   --------    --------   --------
Interest expense                        $ 97,055   $ 56,698     71.2 %    $ 30,932      83.3  %
                                        --------   --------   ------      --------    ------
Interest expense - preferred shares
  of subsidiary                           18,898     18,898       --        18,898       --
                                        --------   --------   ------      --------    ------

Salaries and benefits                     94,916     68,983     37.6        56,044      23.1
Fund origination and property
  acquisition expenses                    12,338     15,704    (21.4)       15,980      (1.7)
Operating costs of real estate owned       4,861      3,218     51.1            --        --
Restructuring costs                        1,446         --       --            --        --
Other general and administrative          52,087     40,708     28.0        29,282      39.0
                                        --------   --------   ------      --------    ------
  Subtotal                               165,648    128,613     28.8       101,306      27.0
                                        --------   --------   ------      --------    ------

Depreciation and amortization             47,527     44,195      7.5        30,407      45.3
Write off of intangible assets             2,644     22,567    (88.3)           --        --
Loss on impairment of assets               5,003      4,555      9.8           757     501.7
                                        --------   --------   ------      --------    ------
  Subtotal                               336,775    275,526     22.2       182,300      51.1
                                        --------   --------   ------      --------    ------

Interest expense of consolidated
  LIHTC and Property partnerships         25,989     26,322     (1.3)       21,395      23.0
Interest expense of consolidated CMBS
  and Direct Loan partnerships            21,937         --       --            --        --
                                        --------   --------   ------      --------    ------
                                          47,926     26,322     82.1        21,395      23.0
                                        --------   --------   ------      --------    ------
Other expenses of consolidated LIHTC
  and Property partnerships               75,479     49,810     51.5        30,519      63.2
Other expenses of consolidated CMBS
  and Direct Loan partnerships               467         --       --            --        --
                                        --------   --------   ------      --------    ------
                                          75,946     49,810     52.5        30,519      63.2
                                        --------   --------   ------      --------    ------
  Subtotal                               123,872     76,132     62.7        51,914      46.7
                                        --------   --------   ------      --------    ------

Total expenses                          $460,647   $351,658     31.0 %    $234,214      50.1 %
                                        ========   ========   ======      ========    ======


The total amount of operating costs we recognize increased significantly over the three-year period due to increased investment activity and general expansion of our businesses, the CCLP acquisition in 2005, the ARCap acquisition in 2006 and the amortization of intangible assets acquired.

The increase in interest expense reflects the higher borrowing levels as we expand our various business lines. Significant borrowings during 2006 and 2005 included those related to:

     o our acquisition of ARCap in 2006, for which the cash portion of the purchase price was approximately $263.3 million;
     o acquisitions and fundings of mortgage revenue bonds totaling approximately $419.9 million in 2006 and $443.5 million in 2005; and
     o short-term lending for mortgage loans prior to their sale to agencies and conduits, which increased markedly in 2006 and 2005 as the business grew.

In addition to higher borrowings, interest expense over the three year period reflects an increase in the average borrowing rate, resulting primarily from gradual increases in the Bond Market Association Municipal Swap Index ("BMA") and LIBOR rates over the three year period, following sharp declines in prior years. Interest expense also includes amounts paid and received pursuant to swap agreements as part of our risk management strategy.


       (Dollars in thousands)                 2006           2005           2004
------------------------------------       ----------     ----------     ----------
Average borrowing rate                            4.6 %          3.8 %          2.6 %
Average BMA rate                                 3.45 %         2.45 %         1.22 %
Average LIBOR rate                               5.13 %         3.46 %         1.54 %
Swap agreements - notional amount at
   December 31                             $  725,000     $  500,000     $   50,000


The amount reported as "interest expense - preferred shares of subsidiary" represents dividends on the Equity Issuer preferred shares that are subject to mandatory repurchase (see also OTHER ITEMS below regarding dividends on shares that are not subject to mandatory repurchase).

The increase in salaries and benefits expense in 2006 as compared to 2005 primarily relates to:

     o    approximately 100 employees added upon the ARCap acquisition;
     o incremental non-cash compensation cost of approximately $8.0 million related to shares issued in connection with the ARCap acquisition (of the incremental amount, approximately $1.1 million related to shares that vested immediately);
     o deferred participation compensation of approximately $4.7 million related to CMBS funds we sponsor;
     o severance related costs of approximately $2.5 million associated with the elimination of certain executive positions during 2006; and
     o    continued growth of our component businesses.

The increase in salaries and benefits expense in 2005 as compared to 2004 is primarily related to the acquisition of CCLP in 2005 and the addition of approximately 100 employees at that time. In addition, 2005 also includes approximately $3.2 million of costs related to the departure of our Chief Executive Officer and an executive of one of our subsidiaries.

Fund origination and property acquisition expenses represent costs incurred in connection with originating tax-credit equity investment funds and acquiring properties for those investment funds (see FUND MANAGEMENT section below for related revenue discussion).

Restructuring costs relate to integration initiatives in connection with the ARCap acquisition.

Other general and administrative expenses in many categories increased in 2006 and 2005 due to the expansion of our businesses, increased occupancy needs and:

     o the acquisitions of ARCap in 2006 and CCLP in 2005 which increased infrastructure costs;
     o start-up costs and termination and other fees associated with restructuring of our securitization programs in connection with the launch of Centerbrook in 2006; and
     o growth in professional fees due, in part, to auditing and compliance costs related to Sarbanes-Oxley implementation and legal costs related to protecting our interests in properties whose developers/contractors experienced financial problems (see Note 21 to the consolidated financial statements) and other properties on which we foreclosed (see
          Note 6 to the consolidated financial statements).

Depreciation and amortization expenses were higher in the 2006 and 2005 periods, primarily due to:

     o higher amortization of mortgage servicing rights following the CCLP and ARCap acquisitions and the expansion of the Mortgage Banking business;
     o a write-off of previously deferred fees in 2006 in connection with the restructuring of certain securitization programs upon the launch of Centerbrook; and
     o recognizing a retroactive depreciation charge in 2006 for real estate owned which was reclassified from held for sale to held and used (see
          Note 6 to the consolidated financial statements).

The write-off of intangible assets in 2006 represents a goodwill impairment charge of approximately $1.0 million to account for the portion of our total investment in a subsidiary that we did not recover upon discontinuance of the business and the write-off of $1.6 million in unamortized other intangible assets recognized at the time of its acquisition. The 2005 write-off pertains to management's decision at the end of 2005 to discontinue the use of the "Related Capital Company" trade name when we renamed the subsidiary CharterMac Capital. The absence of amortization during 2006 related to this write-off partially offset the depreciation and amortization increases above.

Operating costs of real estate owned relates to properties foreclosed upon in May 2005 in connection with three of our mortgage revenue bonds. The 2006 period represents a full year worth of operating costs compared to approximately eight months during 2005.

Loss on impairment of assets is discussed in PORTFOLIO INVESTING below.

The increases in the LIHTC and Property partnerships expense categories over the three year period are due to the increase in the number of such partnerships consolidated due to the incremental fund sponsorship activity as well as an increase in the number of Property Partnerships which we have taken control of over the past two years to protect our investments (see also Note 21 to the consolidated financial statements). Virtually all of the expenses of the consolidated partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

Expenses of consolidated CMBS and Direct Loan partnerships represent funds we sponsor to syndicate investments in CMBS and associated resecuritization trusts, along with a Direct Loan partnership we manage and consolidate. These items were incorporated into our financial results following our acquisition of ARCap in August 2006.

OTHER ITEMS


                                                                 % Change                  % Change
                                                                  2006 vs.                 2005 vs.
            (In thousands)                 2006         2005        2005         2004        2004
-------------------------------------   ---------    ---------   ----------   ---------    ---------
Equity and other income                 $   1,978    $   7,037     (71.9)%    $   3,442     104.4 %

Gain on termination of CCA loan         $   6,916    $      --        -- %    $      --        -- %
Gain on sale or repayment of mortgage
  revenue bonds and other assets            1,120        1,561     (28.3)           217     619.4
Gain on sale or repayment of loans         10,334        6,501      59.0          7,651     (15.0)
                                        ---------    ---------    ------      ---------    ------
Gain on sale or repayment of loans      $  18,370    $   8,062     127.9 %    $   7,868       2.5 %
  and mortgage revenue bonds

Income allocated to preferred
  shareholders of subsidiary            $  (6,225)   $  (6,225)       -- %    $  (3,942)     57.9 %

Income allocated to SCUs                $ (16,131)   $ (23,091)    (30.1)%    $ (28,174)    (18.0)%
Income allocated to SMUs                     (102)        (330)    (69.1)            --        --
Income allocated to SCI's                     (80)          --        --             --        --
Other                                         219           --        --           (194)       --
                                        ---------    ---------    ------      ---------    ------
Total income allocated to minority      $ (16,094)   $ (23,421)    (31.3)%    $ (28,368)    (17.4)%
  interests

Loss allocated to partners of
  consolidated partnerships             $ 401,377    $ 349,531      14.8 %    $ 219,950      58.9 %


Equity and other income decreased in the 2006 period as we no longer recognize equity income from our investment in ARCap after completing our acquisition in August. Subsequent to the ARCap acquisition, equity and other income is comprised of income earned from property development joint ventures, offset by losses from tax advantaged investment vehicles similar to those we sponsor. The sharp increase in 2005 relates to the level of joint venture investment activity as several ventures approached completion, allowing us to realize our share of development income and gains on sale. The 2005 increase also includes incremental dividends from converting a portion of our ARCap investment from preferred to common units. Equity income from our investment in CMBS funds is eliminated in consolidation, but positively impacts our net income. From the date of acquisition through December 31, 2006, this amount was approximately $15.3 million. There is no comparable amount in 2005 or 2004 as this earnings stream began with our acquisition of ARCap.

Gain on termination of CCA loan represents the $6.0 million cash paid to us by CCA to terminate our rights relating to a participating loan and the estimated value of the manager interest in CUC that was assigned to us (see Note 4 to the consolidated financial statements).

The variance in gain on repayment of mortgage revenue bonds relates to the level of repayments in the Portfolio Investing segment. Similarly, the year-to-year variations in gains on sales or repayment of loans are attributable to the fluctuations in the volume of mortgage originations. See RESULTS BY SEGMENT below.

The total of "income allocated to preferred shareholders of subsidiary," increased in 2005 as compared to the 2004 period due to an additional preferred offering consummated in April 2004.

The income allocation to SCUs and SMUs and SCIs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares and therefore fluctuates along with net income. There was no income allocated to SMUs in 2004 as the units were first issued in May 2005; likewise, the SCIs were issued in August 2006 in connection with our ARCap acquisition. "Other" minority interest in 2006 principally represents the portion of Centerbrook owned by IXIS. The amount for 2004 pertains to the portion of CMC that we did not acquire until the first quarter of 2005.

The loss allocation to partners of consolidated partnerships represents the operating losses of LIHTC and Property partnerships, of which we have absorbed an insignificant portion (approximately $10,000) and the majority ownership in CMBS funds we sponsor.

Income Taxes
------------

A large majority of our pre-tax income is derived from our Portfolio Investing businesses, which are structured as flow-through entities. Likewise, the CMBS and Direct Loan Fund Sponsorship businesses which are included in our Fund
Management segment are similarly structured. As such, the income from those businesses does not subject us to income taxes.

The Fund Management businesses (other than those noted above) and the Mortgage Banking businesses, however, are conducted in corporations and are subject to income taxes. Because the distributions paid on the minority interests in these corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses, they often have losses for book purposes. In 2005, the other factors include the $22.6 million write-off of an intangible asset (see EXPENSES above and Note 5 to the consolidated financial statements).

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The tax benefit disclosed in years prior to 2006 relates to the book losses of the taxable businesses and the tax deductible distributions on their subsidiary equity. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes, as illustrated in Note 12 to the consolidated financial statements. In 2006, a current tax provision (due to higher currently taxable income) is coupled with a valuation allowance against deferred tax assets. Management determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of the deferred tax assets will likely not be realized and hence a valuation allowance was provided.

As noted above, we recognized an income tax provision in 2006 compared to an income tax benefit for the comparable periods in 2005 and 2004. The effective tax rate on a consolidated basis was 13.6% in 2006, (93.9)% in 2005 and (35.8)% in 2004, due to the factors noted above. The effective rate for our corporate subsidiaries that were subject to taxes was (20.6)% in 2006, 58.5% in 2005 and 54.4% in 2004. See Note 12 to the consolidated financial statements for further information regarding the effective tax rate.

Results by Segment
------------------

PORTFOLIO INVESTING

The table below shows selected information regarding our Portfolio Investing activities:


                                                                        % Change                    % Change
                                                                        2006 vs.                    2005 vs.
              (In thousands)                   2006          2005          2005         2004          2004
-----------------------------------------   ----------    ----------    ---------    ----------    ---------
New mortgage revenue bond acquisitions      $  298,875    $  378,746        (21.1)%  $  290,967         30.2 %
Funding of mortgage  revenue bonds
  acquired in prior years                       24,700         1,800           --        17,735        (89.9)
Acquisitions related to prior
  period forward commitments                    96,365        62,971         53.0        16,395        284.1
                                            ----------    ----------    ---------    ----------    ---------
Total acquisition and funding activity      $  419,940    $  443,517         (5.3)%  $  325,097         36.4 %
Forward commitments issued but not funded   $     --      $    8,000           -- %  $   88,676        (91.0)%

Mortgage revenue bonds repaid               $   83,746    $  104,279        (19.7)%  $   26,870        288.1 %

Average portfolio balance (fair
  value)                                    $2,560,548    $2,229,654         14.8 %  $1,946,433         14.6 %

Weighted average permanent interest
  rate of bonds acquired                          5.99%         6.19%                      6.26%
Weighted average yield of portfolio               6.72%         6.77%                      6.79%
Average borrowing rate (1)                        4.17%         3.65%                      2.51%
Average BMA rate                                  3.45%         2.45%                      1.22%

Mortgage revenue bond interest income (2)   $  170,273    $  150,222         13.3 %  $  132,815         13.1 %
Other interest income (2)                       19,894        10,602         87.6         7,100         49.3
Prepayment penalties                             1,662         1,176         41.3            30           --
Rental income of real estate owned               5,918         3,860         53.3            --           --
Other revenues (2)                               5,885         3,495         68.4         2,966         17.8
                                            ----------    ----------    ---------    ----------    ---------
                                            $  203,632    $  169,355         20.2 %  $  142,911         18.5 %
                                            ==========    ==========    =========    ==========    =========

Interest expense and securitization
  fees (2)                                  $   97,233    $   53,617         81.3 %  $   32,373         65.6 %

Loss on impairment of assets                $    5,003    $    4,555          9.8 %  $      757        501.7 %

Gain on termination of CCA loan             $    6,916    $       --           -- %  $       --           -- %
Gain on repayments of mortgage
  revenue bonds                             $    1,048    $    1,523        (31.2)%  $      217        601.8 %
                                            ----------    ----------    ---------    ----------    ---------

CAD                                         $  101,022    $  102,927         (1.9)%  $  106,317         (3.2)%
                                            ----------    ----------    ---------    ----------    ---------


(1) Includes effect of swaps and in 2006, incremental costs related to restructuring of our securitization programs.
(2)  Prior to intersegment eliminations.

The increase in mortgage revenue bond interest income is primarily due to expanding our revenue bond portfolio in 2005 and 2006, although the rate of investment has slowed due to challenging market conditions we have experienced since 2004. Also included in mortgage revenue bond interest income is contingent interest of approximately $5.2 million in 2006, $2.6 million in 2005 and $230,000 in 2004, related to bonds prepaid during those years.

Other interest income in this segment is predominantly interest income on investments other than mortgage revenue bonds and intercompany interest eliminated in consolidation. The higher level of income in the 2006 and 2005 periods relates primarily to increased intercompany lending to utilize this segment's cash flow, offset by a lower level of outside investments following the conversion of loans to equity in relation to the CCLP and ARCap acquisitions in 2005 and 2006 and the CCA loan termination in 2006.

The level of prepayment penalties we record as income can be expected to increase as several older, higher-yielding mortgage revenue bonds in our portfolio reach the end of lock-out periods. In 2006, one borrower prepaid a bond resulting in a $1.0 million gain on repayment.

Rental income of real estate owned pertains to the operations of properties on which we foreclosed during the second quarter of 2005. The 2006 period includes a full year of operations while the 2005 results represent only a partial period.

While the decline in interest rates for new investments has gradually lowered the average yield of our portfolio, from an income perspective, the low interest rate environment has been favorable for us. Although the BMA rate, the short-term tax-exempt index, increased markedly in 2006 and 2005, our weighted average cost of debt associated with these investments, taking our hedging into effect, continues to allow us to recognize spreads of several percentage points between our cost of borrowing and the interest rates earned. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with a higher average borrowing rate, resulted in the increase in interest expense and securitization fees. In addition, the restructuring of our securitizations in 2006 resulted in incremental interest costs of approximately $2.6 million.

While our borrowing costs have been increasing along with market rates, we expect the commencement of Centerbrook, our new credit intermediation subsidiary, will help enable us to retain a significant portion of fees which we historically have paid to third parties. In addition, we anticipate Centerbrook will enable us to obtain better leverage against our assets and lower our average cost of capital. Also, the fixed rate securitization we entered into in 2006 should serve to temper our exposure to interest rate increases.

Impairment losses pertain to the restructuring of bond terms or the deterioration of operations that indicate that full balances may not be recoverable. We recognized impairment on eight mortgage revenue bonds in the 2006 period with seven underlying properties, four in the 2005 period with three underlying properties and one in the 2004 period with one underlying property. While the number of impairments increased in the 2006 period, the losses have declined in comparison with the growth rate of the portfolio.

CAD in this segment declined in 2006 from the 2005 period level due to higher borrowing costs from steadily increasing interest rates and charges recorded in 2006 associated with restructuring of our securitization programs. These factors were partially offset by a $6.0 million cash termination fee received upon the termination of the loan to CCA and a sharply higher level of prepayment penalty income. CAD declined in 2005 as compared to 2004 due primarily to higher borrowing costs from increasing interest rates, partially offset by increased interest income from revenue bond portfolio expansion from 2004 to 2005.

FUND MANAGEMENT

The table below shows selected information regarding our Fund Management activities for the years ended December 31:


                                                                        % Change                   % Change
                                                                         2006 vs.                   2005 vs.
              (In thousands)                     2006         2005        2005           2004         2004
-------------------------------------------   ----------   ----------   ---------     ----------   ---------

Equity raised by LIHTC funds                  $1,184,321   $1,131,274         4.7 %   $1,143,379        (1.1)%
Equity invested by LIHTC funds (1)            $1,113,289   $1,074,457         3.6 %   $  972,477        10.5 %

Fees based on equity raised (2)               $   14,739   $   16,211        (9.1)%   $   11,003        47.3 %
Fees based on equity invested (2)             $   46,737   $   45,733         2.2 %   $   41,970         9.0 %

Fees based on management of other entities:
Asset management and partnership fees (2)     $    29,53   $   28,888         2.2 %   $   18,632        55.0 %
Investment origination fees (2)                      377          592       (36.3)           590         0.3
Other (2)                                            101           60        68.3              1          --
                                              ----------   ----------   ---------     ----------   ---------
Subtotal                                          30,011       29,540         1.6         19,223        53.7
                                              ----------   ----------   ---------     ----------   ---------

Total fund sponsorship fees (2)                   91,487       91,484          --         72,196        26.7


Credit intermediation fees (2)                    11,475        9,845        16.6         10,085        (2.4)
Expense reimbursement (2)                         12,816        9,409        36.2          7,142        31.7
Construction fees (2)                              4,801        4,583         4.8          1,445       217.2
Other interest income (2)                          7,013          236          --            110       114.5
Other revenues (2)                                 3,773        2,195        71.9          1,685        30.3
                                              ----------   ----------   ---------     ----------   ---------
Total                                         $  131,365   $  117,752        11.6 %   $   92,663        27.1 %
                                              ----------   ----------   ---------     ----------   ---------

Equity income from CMBS and Direct
  Loan funds (2)                              $   15,284   $       --          -- %   $       --          -- %
                                              ----------   ----------   ---------     ----------   ---------

CAD                                           $   59,550   $   58,010         2.7 %   $   52,215        11.1 %
                                              ----------   ----------   ---------     ----------   ---------


(1) Excludes warehoused properties that have not yet closed into an investment fund.
(2)  Prior to intersegment eliminations.

Our Fund Management activities generate origination and acquisition fees associated with sponsoring tax credit equity investment funds and for assisting the funds in acquiring assets, which we recognize when the equity is invested by the investment fund. We also receive partnership and asset management fees for the services we perform for the funds once they are operating, which we recognize over the service periods. As many of our revenues are recognized over time following the sponsorship of a new fund, many of the 2006 and 2005 increases relate to the funds closed in 2004 and 2005.

FEES BASED ON EQUITY RAISED

We earn Organization and Offering ("O&O") service and partnership management fees based upon the level of equity we raise for tax-credit equity funds. O&O service fees are realized immediately while we earn the partnership management fees over five-year periods.

Fees earned for O&O services decreased approximately 20.2% to $7.8 million compared to $9.8 million in the 2005 period primarily due a decrease in the fee rate realized stemming from heightened competition relating to certain types of funds, offset by an increase in equity raised. These same revenues increased approximately 3.5% compared to $9.5 million in the 2004 period primarily due to the increase in the fee rate realized, offset by a marginal decrease in equity raised.

Partnership management fees revenues increased approximately 30.2% in 2006 to $6.9 million compared to $5.3 million for the same period in 2005. These same revenues increased approximately 245.6% in 2005 compared to $1.5 million for the same period in 2004. This increase is primarily the result of fund sponsorships completed during the three year period increasing the amount of deferred revenue being amortized over that period.

FEES BASED ON EQUITY INVESTED

We earn property acquisition fees and acquisition allowance fees based upon the level of fund equity invested, which varies due to the timing of fund closures. While we acquire properties on an ongoing basis throughout the year, we do not recognize revenue until we place the property in a sponsored fund. Therefore, delays in timing of a fund closure may impact the level of revenues we recognize in a given period.

These fees increased to approximately $46.7 million in 2006, representing an approximate 2.2% increase compared to the 2005 results. The increase in fees is comparable to the increase in funds originated.

These fees increased to approximately $45.7 million in 2005, representing an approximate 9.0% increase compared to the 2004 results. The increase in fees is lower than the increase of equity invested because of a decrease in the fee rate realized, stemming from changes in the mix of funds originated.

FEES BASED ON MANAGEMENT OF OTHER ENTITIES

The increase in asset management and partnership fees is attributable to:

     o the higher level of assets under management as we add to the population of funds sponsored (with 10 added in 2006 and nine added in 2005); and
     o the improvement of the cash position of certain investment funds allowing us to collect management fees in 2005 which we did not previously recognize until collectability was reasonably assured.

The 2006 increase was partially offset due the reduction of the cash positions of certain investment funds over the prior year which prevented us from recognizing any management fees for these funds in 2006 since collectability is not reasonably assured.

Fees earned from AMAC helped to increase our partnership and asset management fees in 2005 as we earned $1.9 million in incentive fees. We earned no incentive management fees in 2006 or 2004.

OTHER INTEREST INCOME

Other interest income in 2006 includes interest on resecuritization certificates held by ARCap and other temporary investments. The increase in 2006 relates entirely to the ARCap acquisition.

OTHER REVENUES

Credit intermediation, expense reimbursement, construction fees and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows.

Credit intermediation fees increased over the three year period due to additional credit intermediated funds being closed over the same period and the launch of Centerbrook in 2006.

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

EQUITY INCOME

We are general partner of the CMBS and Direct Loan funds we sponsor and own a portion of the funds. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. This category became a part of this segment upon the ARCap acquisition.

Segment CAD increased over the three year period due predominantly to higher fund sponsorship activity and the up-front fees received in the transactions. For 2006, the addition of equity income from the CMBS and Direct Loan funds to this segment with the acquisition of ARCap also benefited the CAD results as a portion of the income recognized is cash based. These gains were partially offset each year by higher infrastructure costs in expanding the business and for 2006, by initial start-up costs associated with the Centerbrook business.

MORTGAGE BANKING

The table below shows selected information regarding our Mortgage Banking activities for the years ended December 31:


                                                                   % Change                   % Change
                                                                   2006 vs.                   2005 vs.
           (In thousands)                  2006         2005         2005          2004         2004
------------------------------------   -----------   -----------   --------     -----------   --------
Originations                           $ 1,541,797   $ 1,278,448       20.6 %   $   838,162       52.5 %
Mortgage portfolio at December 31:
   Primary servicing                   $ 9,624,571   $ 9,050,576        6.3 %   $ 3,852,529      134.9 %
   Interim servicing                    11,707,108            --         --              --         --
   Special servicing                       201,207            --         --              --         --
Carrying value of mortgage servicing
   rights at December 31               $    68,875   $    62,190       10.7 %   $    32,366       92.1 %
                                       -----------   -----------   --------     -----------   --------

Mortgage origination fees (1)          $     9,136   $     7,454       22.6 %   $     5,455       36.6 %
Servicing fees (1)                          21,985        18,928       16.2           9,571       97.8
Assumption fees (1)                          3,383           887      281.4             220      303.2
                                       -----------   -----------   --------     -----------   --------
Total fee income                            34,504        27,269       26.5          15,246       78.9

Other interest income (1)                   20,893        10,150      105.8           3,217      215.5
Prepayment penalties (1)                     5,194         5,150        0.9           1,846      179.0
Other revenues (1)                           2,206         1,003      119.9             719       39.5
                                       -----------   -----------   --------     -----------   --------
                                       $    62,797   $    43,572       44.1 %   $    21,028      107.2 %
                                       ===========   ===========   ========     ===========   ========

Gain on sale of mortgages              $    10,334   $     6,501       59.0 %   $     7,651      (15.0)%
                                       -----------   -----------   --------     -----------   --------

CAD                                    $    20,199   $    14,871       35.8 %   $     4,388      238.9 %
                                       -----------   -----------   --------     -----------   --------


(1)  Prior to intersegment eliminations.

Revenues in 2006 and 2005 increased in this segment largely due to the acquisitions of ARCap in August 2006 and of CCLP in March 2005. Including all businesses for all periods, the 2006 increase would have been approximately 12.0% over 2005, and the 2005 increase would have been approximately 12.6% over 2004.

Originations for the three-years ended December 31 are broken down as follows:

                                   % of                    % of                    % of
  (In thousands)       2006       Total        2005       Total        2004       Total
-----------------   ----------   -------    ----------   -------    ----------   -------
Fannie Mae          $  620,583      40.3%   $  705,024      55.1%   $  284,479      33.9%
Freddie Mac            280,093      18.2       160,835      12.6       326,391      38.9
CharterMac Direct      535,554      34.7            --        --            --        --
Conduit and other      105,567       6.8       412,589      32.3       227,292      27.2
                    ----------   -------    ----------   -------    ----------   -------

Total               $1,541,797     100.0%   $1,278,448     100.0%   $  838,162     100.0%
                    ==========   =======    ==========   =======    ==========   =======


Origination fees increased primarily due to the increase in originations. Fannie Mae and conduit originations decreased and CharterMac Direct increased from the 2005 period because the loan production staff focused its efforts on originating loans for CharterMac Direct, which was launched in late 2005 and through which we originate loans for AMAC and ARESS. Freddie Mac originations increased sharply due to three large portfolio transactions totaling $123 million in the 2006 period and our participation in the Freddie Mac DUI program.

With the ARCap acquisition, our servicing portfolio has expanded to include both special servicing and interim servicing, which entails short-term servicing conduits prior to the issuance of their securitizations.

The activity gains in 2005 stemmed from a significant increase in Fannie Mae originations, as CCLP had traditionally conducted a large portion of its business through Fannie Mae, and pricing changes that allowed us to garner greater market share. Conduit originations also increased sharply as we continued to pursue business not involving agency execution in response to market demand. These increases were partially offset by a sharp decline in Freddie Mac business, as the 2004 period reflects a large single-borrower pool transaction, with no comparable transaction in the 2005 period.

A significantly higher level of assumption fees were earned over the course of the three year period for when a new borrower assumes the obligation for a loan in the servicing portfolio. The higher volume of assumptions stemmed from increasing sales of underlying properties for which the existing borrowers did not wish to pay prepayment penalties.

Despite the high volume of originations in 2005 and 2006, our primary servicing portfolio at December 31, 2006 declined from the 2005 level due to a high volume of loans paid off each year coupled with a high percentage of originations for loans without associated servicing.

Adjusting for the impact of the CCLP and ARCap acquisitions, servicing fee income in 2006 declined approximately 14.8% as compared to the same period in 2005, while 2005 servicing fee income increased approximately 20.9% as compared to the same period in 2004. The 2006 decline is due to the erosion of the primary servicing rate due to the higher proportion of non-agency loans in the portfolio. This trend has also affected the level of mortgage service rights, as write-offs in connection with the prepayment of mortgages at higher servicing rights are replaced with new assets generating lower fee streams. Generally, as our prepayments have increased, our mortgage servicing rights have decreased. This decrease is partially offset by an increase in the average loan balances serviced by ARCap in 2006 over 2005. The 2005 increase is due to a significant increase in the average loan balances serviced by ARCap over 2004.

Interest income relates primarily to that earned on escrow balances. The increases in 2006 and 2005 resulted from higher account balances and increased market rates earned. Interest income also increased due to the CCLP and ARCap acquisitions.

Gain on sale of mortgages relates directly to the value of mortgage service rights recorded when loans are sold. The mortgage service rights, in turn, are valued based on projected servicing revenues, which, excluding the mortgage service rights of $15.2 million acquired as part of the ARCap acquisition, decreased in 2006 as compared to 2005 due to erosion of servicing fee rates for new originations as discussed above. An increase in 2005 as compared to 2004 due to the increased origination volume was offset by a higher reserve for loan losses, due to the increased volume and the underlying debt service statistics in the portfolio.

Segment CAD increased over the three year period due primarily to increased servicing fees and interest income on escrow accounts. Both of these were attributable to the expansion of our business as well as the acquisition of ARCap in 2006 and CCLP in 2005, and the higher interest income was also due in part to increasing interest rates in 2005 and 2006. The increases were partially offset each year by a higher level of ongoing infrastructure costs as we continue to grow the business and, in 2006, by restructuring costs recorded in connection with the ARCap acquisition. We expect that the continued expansion of this business and the expected synergies from combining existing operations with ARCap should benefit segment CAD in future periods.

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

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our consolidated financial statements are for entities we control according to the definitions of FIN 46(R) and similar accounting pronouncements. With respect to the more than 130 LIHTC and Property partnerships, we have no equity interest or, in the case of 38 of the partnerships, an insignificant equity interest. With respect to CMBS and Direct Loan partnerships, we have ownership of varying degrees, but all less than 25%.

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

     The increased revenue, expense, equity loss and allocation amounts in 2006 are due principally to the origination of 10 funds in the past year and the assumption of the general partner interests in 20 property level partnerships during 2006.

     The increased revenue, expense, equity loss and allocation amounts in 2005 are due to the origination of nine funds and the assumption of the general partner interests in 12 property level partnerships during 2005, all of which are included in the population.

     As third party investors hold virtually all of the equity partnership interests in these entities, we allocate all results of operations to those partners except for approximately $10,000, representing our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS AND DIRECT LOAN PARTNERSHIPS

     CMBS and Direct Loan Partnerships were incorporated upon our acquisition of ARCap in August 2006 and as such, there is no comparable information for 2005 and 2004.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

Liquidity and Capital Resources
-------------------------------

We fund our short-term business needs (including investments) primarily with cash provided by operations, securitization of investments, repurchase agreements and revolving or warehouse credit facilities. Our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries. We believe that our financing capacity and cash flow from current operations are adequate to meet our immediate and long term liquidity requirements. Nonetheless, as business needs warrant, we may issue other types of debt or equity in the future.

DEBT AND SECURITIZATIONS
------------------------

Short-term liquidity provided by operations comes primarily from interest income from mortgage revenue bonds and promissory notes in excess of the related financing costs and fee income receipts. We typically generate funds for investment purposes from corresponding financing activities.

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

     o a $100.0 million warehouse line, used for mortgage banking needs, which matures in May 2007, and we expect to enter into a new facility or a further extension of this line upon maturity;
     o a $250.0 million revolving credit facility, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investment funds, as well as for other corporate purposes, which matures in August 2009;

     o securitizations through the Merrill Lynch P-FLOATs/RITES program and through the Goldman Sachs Floats/Residuals program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral; and
     o repurchase facilities used to fund investments by ARCap and its subsidiaries as well as for general business purposes.

As of December 31, 2006, we had approximately $145.6 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our by-laws and without pledging additional collateral.

In addition to the credit lines detailed above, we have a $453.0 million fixed-rate mortgage revenue bond securitization program and $250.0 million term loan, both of which began in 2006 and were fully funded as of December 31, 2006. The securitization certificates have a weighted average term of eight years and the term loan matures in 2012.

We continue to actively manage our balance sheet and our lending relationships and to continue to diversify our sources of capital. Although the mortgage banking warehouse line matures in 2007, we expect to renew, replace or refinance it. While we believe that we will be able to do so, there is no assurance that we will achieve terms favorable to us. Also, while we intend to optimize our securitization borrowing, our continued ability to do so is dependent on:

     o the availability of bonds to be used in securitizations or as excess collateral;
     o the depth of the market of buyers for tax-exempt floating rate investments; and
     o our ability to maintain and expand our relationships with credit intermediators and liquidity providers.

Our debt financing facilities are more fully described in Notes 8 and 9 to our consolidated financial statements.

EQUITY
------

Other than our common shares, we have several classes of equity outstanding, with varying claims upon our income and cash flows:

     o Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares");
     o 4.4% Perpetual Convertible Community Reinvestment Act Preferred Shares ("4.4% Convertible CRA Shares");
     o Preferred shares of Equity Issuer (some of which are subject to mandatory repurchase);
     o    SCUs of our subsidiary, CharterMac Capital Company LLC ("CCC");
     o    SMUs of our subsidiary CM Investor, LLC; and
     o    SCIs of our subsidiary ARCap.

The Convertible CRA Shares are economically equivalent to our common shares, receiving the same dividend. Unlike the common shares, however, these shares are not publicly traded and do not have voting rights but entitle the holders to "credit" under the US government's Community Reinvestment Act. These shares are convertible into common shares at the holders' option, mostly on a one-for-one basis. We first issued Convertible CRA Shares during 2000 and the program became popular with a broad range of banks that invest in our shares to both make an investment in us and to make qualifying Community Reinvestment Act investments.

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

The SCUs entitle their holders to a claim on the income and cash flows of certain of our subsidiaries through which we operate our LIHTC fund sponsorship business. The SCUs have no direct voting rights with respect to CharterMac, but all of the holders also have special preferred voting shares of CharterMac, which have voting rights equivalent to our common shares. The SCUs are convertible into common shares on a one-for-one basis and are entitled to tax-adjusted dividends based on the common dividend rate.

SMU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SMU distributions are currently $1.73 per year, subject to adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on the common shares. The SMUs are convertible into common shares on a one-for-one basis.

SCI holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCI distributions are currently $1.72 per year, subject to an adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on our common shares. The SCIs are convertible into common shares on a one-for-one basis.

In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities. The shelf registration was declared effective on March 1, 2005 and was available for use beginning April 1, 2006. We have no current plans to draw upon this shelf registration but may as opportunities present themselves or business requirements dictate.

Further information about our equity instruments is included in Notes 13 and 14 to our consolidated financial statements.

SUMMARY OF CASH FLOWS

2006 vs. 2005
-------------

For the year ended December 31, 2006, cash and cash equivalents increased by a smaller amount than in the comparable 2005 period. A sharp increase in 2006 operating cash flows was more than offset by increased investing cash outflows and less cash provided by financing activities.

Operating cash flows in 2006 were $86.0 million higher than in 2005 due primarily to a sharp reduction in the level of mortgage loans receivable during 2006 as a result of the high level of December 2005 originations that were not sold until the first quarter of 2006. Conversely, in the 2005 period, the increasing level of originations following the CCLP acquisition resulted in a net addition to the asset balance during that period. In addition, liabilities increased in the 2006 period to a greater extent than in 2005 due to higher collections of deferred revenues in connection with fund origination activity. These increases were partially offset by increased collateral deposits in connection with Centerbrook and higher receivable balances, particularly with respect to advances to partnerships.

Cash used in investing activities was higher in 2006 as compared to 2005 by a margin of $150.9 million primarily due to the ARCap acquisition, offset in part by an investment sold to AMAC in April 2006, a decrease in restricted cash due to reduced restricted cash requirements when we restructured our securitization programs and returns of capital from ARCap prior to our acquisition.

Financing  inflows in the 2006 period  were lower than in 2005 by $7.5  million.
While we borrowed through a new credit facility to finance the ARCap acquisition, the level of financing inflows was offset by the repayment of warehouse line borrowings associated with 2006 mortgage loan sales as noted in the discussion of operating cash flows above. Also included in financing activities are the proceeds and repayments related to the restructuring of our securitization programs and borrowings to capitalize Centerbrook. Also contributing to the overall decrease in financing activities were treasury stock purchases made during the year.

2005 vs. 2004
-------------

The larger increase in cash and cash equivalents in 2005 as compared to 2004 resulted principally from increased financing cash flows that offset a decline in cash provided by operating activities.

Operating cash flows decreased by $105.7 million in 2005 as compared to the 2004 level, due primarily to the high level of mortgage originations at the end of 2005. While the assets were sold in the first quarter of 2006, the increase in the level of mortgage assets held at the end of the year served to offset the increase in net income exclusive of non-cash expenses and charges.

Investing outflows in 2005 were approximately the same as in 2004 despite increased mortgage revenue bond acquisitions (net of repayments) and restricted cash requirements as we expanded the Mortgage Banking segment. Investing activities in 2004 included a higher level of investing outside of our normal business lines, most notably the loan to Capri, while 2005 included a $26.0 million co-investment with AMAC in a first mortgage loan, and other investments that aggregated less than $10.0 million.

Financing inflows in 2005 were $183.0 million higher than in 2004. This was primarily a result of optimizing our securitization capabilities and taking advantage of these facilities to monetize our mortgage revenue bond investment portfolio, the expansion of our Mortgage Banking borrowing capacity and the issuance of our 4.4% Convertible CRA Shares. These factors collectively exceeded the higher level of equity issuances (including subsidiary equity) in 2004.

LIQUIDITY REQUIREMENTS AFTER DECEMBER 31, 2006
----------------------------------------------

During February 2007, equity distributions were paid as follows:

                                              (In thousands)
                                              --------------
Common/CRA shareholders                           $25,201
SCU/SMU/SCI holders                                 8,884
4.4% CRA Preferred shareholders                     1,188
Equity Issuer Preferred shareholders                6,281
                                                  -------
  Total                                           $41,554
                                                  =======

Subsequent to December 31, 2006, we paid down the CMC warehouse line as the temporary expansion of the facility expired February 1, 2007 (see Note 9 to the consolidated financial statements).

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way (see also CONTINGENT LIABILITIES below).

Contractual Obligations
-----------------------

The following table provides our commitments as of December 31, 2006, to make future payments under our debt agreements and other contractual obligations:


                                                              Payments due by period
                                      -----------------------------------------------------------------------
                                                      Less than                                    More than
          (In thousands)                 Total          1 year       1-3 years      3-5 years       5 years
-----------------------------------   -----------    -----------    -----------    -----------    -----------
Notes payable (1)(2)                  $   591,165    $   166,165    $   182,500    $     5,000    $   237,500
Notes payable of consolidated
  partnerships (3)                        594,477         66,679        155,250         29,032        343,516
Repurchase agreements of
  consolidated partnerships (1)           942,224        255,823          7,135        149,009        530,257
Operating lease obligations                79,205          8,717         17,093         15,445         37,950
Subleases                                  (7,984)        (1,174)        (2,581)        (2,610)        (1,619)
Unfunded investment commitments (4)       231,518        144,180         87,338             --             --
Financing arrangements (1)(2)           1,801,780      1,801,780             --             --             --
Preferred shares of subsidiary
  (subject to mandatory repurchase)       273,500             --             --             --         273,500
                                      -----------    -----------    -----------    -----------     -----------

   Total                              $ 4,505,885    $ 2,442,170    $   446,735    $   195,876     $ 1,421,104
                                      ===========    ===========    ===========    ===========     ===========


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates as described in LIQUIDITY AND CAPITAL RESOURCES.

(2) Recourse debt represents principal amount only and therefore does not include accrued interest of $5.8 million. The weighted average interest rate at December 31, 2006, including the impact of our swaps, was 5.32%.

(3) Of the notes payable of consolidated partnerships, $444.3 million are collateralized by equity subscriptions of certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $150.2 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(4) Of this amount, $181.8 million represents mortgage loan origination commitments with corresponding sale commitments.

Off Balance Sheet Arrangements
------------------------------

The following table reflects our maximum exposure and the carrying amounts as of December 31, 2006:


                                                        Maximum        Carrying
               (In thousands)                           Exposure        Amount
--------------------------------------------           ----------     ----------
Completion guarantees (1)                              $   23,902     $       --
Development deficit guarantees (1)                         44,198            578
Operating deficit guarantees (1)                            7,524            169
ACC transition guarantees (1)                               3,245             --
Recapture guarantees (1)                                  114,703            169
Replacement reserve (1)                                     3,120             48
Guarantee of payment (1)                                   14,720             --
LIHTC credit intermediation (2)                         1,098,475         30,211
Mortgage banking loss sharing agreements (3)              816,321         13,116
                                                       ----------     ----------

                                                       $2,126,208     $   44,291
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

(3) The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable funding sources. The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to a maximum of 30 years. See also RISK RELATED TO OUR MORTGAGE BANKING BUSINESS in Item 1A, RISK FACTORS.

The maximum exposure amount is not indicative of our expected losses under the guarantees. For details of these transactions, see Note 21 to the consolidated financial statements.

Application of Critical Accounting Estimates
--------------------------------------------

Our consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions sometimes involve future events that cannot be determined with absolute certainty. Therefore, our determination of estimates requires that we exercise our judgment. While we have used our best estimates based on the facts and circumstances available to us at the time, different results may actually occur and any such differences could be material to our consolidated financial statements.

We believe the  following  policies may involve a higher  degree of judgment and
complexity  and  represent  the  critical   accounting   policies  used  in  the
preparation of our consolidated financial statements:

     o    valuation of investments in mortgage revenue bonds;
     o    valuation of mortgage servicing rights;
     o    valuation of derivatives;
     o    impairment of goodwill and intangible assets; and
     o    accounting for income taxes.

VALUATION OF INVESTMENTS IN MORTGAGE REVENUE BONDS

SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, provides guidance on determining the valuation of investments owned. The initial classification of our investments in the "available for sale" category rather than as "held to maturity" is due to a provision in most of the mortgage revenue bonds under which we have a right to require redemption prior to maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified, and the ability of the borrower to prepay the bond after a lockout period. Because of this classification, we must carry our investments at fair value. Since there is no ready market for these investments, we must exercise judgment in determining what constitutes "fair value". We estimate the fair value by calculating the present value of expected future cash flows under the bonds. For bonds secured by non-stabilized properties, the discount rate is based upon the average rate of new originations for the quarter leading up to the valuation date. For bonds secured by stabilized properties, the discount rate is reflective of the lower inherent risk. If the property underlying the bond has substandard performance, a factor is added to the discount rate to allow for the additional risk. Conversely, if the underlying property is performing much better than expected, the discount rate may be reduced to allow for the reduced risk.

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

     Bonds Secured by Properties that are in Lease-Up or Stabilized Phases
     ---------------------------------------------------------------------

     o Stabilization requirements (i.e., minimum occupancy level and debt service coverage for specified periods) not yet met but all completion requirements (i.e., timely submission of documentation regarding certificates of occupancy, deal waivers, etc., as well as completing construction within the budgeted cost) are met;
     o Established material variation from anticipated operating performance, ability to meet stabilization test within the allotted time period is in question or material deficiencies at the collateral level, or other weaknesses exist calling into question the viability of the project in the near to intermediate term; or
     o Project viability is in question and defaults exist and notification of such has been delivered. Enhanced possibility of loss may exist or has been specified.

We use these criteria to assess all of our mortgage revenue bonds. In our valuation review, any bonds meeting these criteria are monitored and assessed for risk of other-than-temporary impairment. If our analysis indicates that no other-than-temporary impairment has occurred, the fair value of a bond is considered to be the lower of outstanding face amount or the present value of expected future cash flows, with the discount rate adjusted to provide for the applicable risk factors. If however, our analysis indicates that other-than-temporary impairment has occurred, the bond is considered impaired, is written down to fair value as determined by the present value of expected future cash flows, and a corresponding charge to earnings is recorded in the statement of income.

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

We assess our mortgage servicing rights for impairment based on the fair value of the assets as compared to carrying values. We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers. To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value. With respect to our primary servicing portfolio, we have determined that the predominant risk characteristic is the absence or presence of loss sharing provisions associated with the underlying loans. For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are not recurring.

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

VALUATION OF DERIVATIVES

We utilize derivative financial instruments as a means to help manage our interest rate risk exposure on a portion of our variable rate debt obligations, through the use of cash flow hedges. The instruments utilized are generally pay-fixed swaps which are widely used in the industry and typically entered into with major financial institutions. Our accounting policies generally reflect these instruments at their fair value with unrealized changes in fair value reflected in "accumulated other comprehensive income" on our consolidated balance sheets. Realized effects on cash flows as well as amounts considered ineffective are generally recognized currently in income.

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

ACCOUNTING FOR INCOME TAXES

SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets. Furthermore, these projected future tax consequences include our assumption as to the continuing tax-free nature of a significant portion of our earnings.
Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)") which replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Among other things, SFAS No. 123(R) requires that companies record the value of stock option grants as compensation expense, while SFAS No. 123 allowed disclosure of the impact instead of recording the expense. As we had been accounting for share-based payments as an expense following the fair value provisions of SFAS No. 123, the impact of adopting this standard was not material to us. See also
Note 15 to the consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL Assets ("SFAS No. 156"). SFAS No. 156 stipulates the accounting for MSRs and requires that they be recorded initially at fair value. SFAS No. 156 also permits, but does not require, that we may subsequently record those MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We will adopt SFAS No. 156, as required, in the first quarter of 2007 and do not expect any material impact in our consolidated financial statements as we intend to continue amortization of our MSRs.

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, we shall initially recognize tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. We will adopt this interpretation as required in 2007 and will apply its provisions to all tax positions upon initial adoption with any cumulative effect adjustment recognized as an adjustment to retained earnings. We are still evaluating the impact of adoption on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrant should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for 2006 and adoption of the SAB did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value under existing GAAP. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. We will adopt the provision of this Statement, as required, in the first quarter of 2008. We are currently evaluating the impact of adoption, if any, on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

We invest in certain financial instruments, primarily mortgage revenue bonds and other investments that are subject to various forms of market risk, including interest rate risk. We seek to prudently and actively manage such risks to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels which are commensurate with the risks we undertake.

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

In contrast, payments required under our variable rate securitization programs fluctuate with market interest rates based on the BMA index and are re-set weekly or every 35 days. In addition, we have variable rate debt related to our corporate term loan, and revolving credit and warehouse facilities, with rates based on LIBOR. Other long-term sources of capital, such as our preferred shares of Equity Issuer and our 4.4% Convertible CRA preferred shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

With the exception of $725.0 million of debt hedged via interest rate swap agreements, and a $453.0 fixed rate securitization facility, the full amount of our liabilities labeled on our consolidated balance sheet as Financing Arrangements and Notes Payable are variable rate debts. We estimate that an increase of 1.0% in interest rates would decrease our annual net income by approximately $12.1 million.

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

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds. We estimate the fair value for each mortgage revenue bond as the present value of its expected future cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodology used to estimate the portfolio fair value under SFAS No. 115, a 1% increase in market rates for tax-exempt investments would reduce the estimated fair value of our portfolio of mortgage revenue bonds by approximately $162.3 million and a 1% decrease would result in an increase of approximately $182.1 million. Changes in the estimated fair value of the mortgage revenue bonds do not impact our reported net income, net income per share, distributions or cash flows, but are reported as components of accumulated other comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

                   MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF
                    INTERNAL CONTROL OVER FINANCIAL REPORTING


The management of CharterMac and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

CharterMac management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based upon our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective in accordance with those criteria. Management excluded from its assessment the internal  controls over financial  reporting at ARCap Investors,  LLC, which was acquired  on August 15,  2006,  and whose  financial  statements  constitute  19 percent and 18 percent of net and total assets, respectively, 14 percent of revenues and 10 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on our assessment of the Company's internal control over financial reporting, which appears on page 58.



/s/ Marc D. Schnitzer                                    /s/ Robert L. Levy
---------------------                                    ------------------
Marc D. Schnitzer                                        Robert L. Levy
Chief Executive Officer                                  Chief Financial Officer
March 9, 2007                                            March 9, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Trustees
and Shareholders of
CharterMac
New York, New York


We have audited management's assessment, included in the accompanying "Management's Report on the Effectiveness of Internal Controls over Financial Reporting", that CharterMac and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in "Management's Report on the Effectiveness of Internal Control Over Financial Reporting", management excluded from its assessment the internal control over financial reporting at ARCap Investors, LLC and subsidiaries, which was acquired on August 15, 2006 and whose financial statements constitute 19 percent and 18 percent of net and total assets, respectively, 14 percent of revenues, and 10 percent of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at ARCap Investors, LLC and subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.


/s/ DELOITTE & TOUCHE LLP
New York, New York
March 9, 2007

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                        Page
                                                                                        ----
(a) 1.        Financial Statements
              --------------------

              Report of Independent Registered Public Accounting Firm                    61

              Consolidated Balance Sheets as of December 31, 2006 and 2005               62

              Consolidated Statements of Income for the years ended December 31,
                2006, 2005 and 2004                                                      63

              Consolidated Statements of Shareholders' Equity for the
                years ended December 31, 2006, 2005 and 2004                             64

              Consolidated Statements of Cash Flows for the years ended December 31,
                2006, 2005 and 2004                                                      67

              Notes to Consolidated Financial Statements                                 69


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees
and Shareholders of
CharterMac
New York, New York

We have audited the accompanying consolidated balance sheets of CharterMac and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CharterMac and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/DELOITTE & TOUCHE LLP
New York, New York
March 9, 2007

                           CHARTERMAC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                 December 31,
                                                                         --------------------------
                                                                             2006           2005
                                                                         -----------    -----------

                                     ASSETS

Cash and cash equivalents                                                $   178,907    $   161,295
Restricted cash                                                               14,843         34,025
Mortgage revenue bonds-at fair value (Note 3)                              2,397,738      2,294,787
Other investments (Note 4)                                                   338,920        298,590
Goodwill and intangible assets, net (Note 5)                                 542,277        439,175
Deferred costs and other assets, net (Note 6)                                196,145        135,509
Loan to affiliate (Note 18)                                                   15,000             --
Investments held by consolidated partnerships (Note 7)                     4,965,907      3,025,762
Other assets of consolidated partnerships (Note 7)                         1,038,779        579,614
                                                                         -----------    -----------

Total assets                                                             $ 9,688,516    $ 6,968,757
                                                                         ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Financing arrangements (Note 8)                                        $ 1,801,170    $ 1,429,692
  Notes payable (Note 9)                                                     591,165        304,888
  Preferred shares of subsidiary (subject to mandatory repurchase)
    (Note 13)                                                                273,500        273,500
  Accounts payable, accrued expenses and other liabilities (Note 10)         214,344        178,365
  Notes payable and other liabilities of consolidated partnerships
    (Note 7)                                                               2,700,154      1,618,395
                                                                         -----------    -----------

Total liabilities                                                          5,580,333      3,804,840
                                                                         -----------    -----------

Minority interests in consolidated subsidiaries (Note 13)                    247,390        262,274
                                                                         -----------    -----------
Preferred shares of subsidiary (not subject to mandatory repurchase)
   (Note 13)                                                                 104,000        104,000
                                                                         -----------    -----------
Limited partners' interests in consolidated partnerships                   2,806,661      1,747,808
                                                                         -----------    -----------

Commitments and contingencies (Note 21)

Shareholders' equity (Note 14):
 Beneficial owners equity:
 4.4% Convertible CRA preferred shares; no par value; 2,160 shares
    issued and outstanding in 2006 and 2005                                  104,498        104,498
 Convertible CRA shares; no par value; 6,552 shares issued and
    outstanding in 2006 and 2005                                              97,499        104,369
 Special preferred voting shares; no par value (14,825 shares issued and outstanding in 2006 and 14,885 shares issued and outstanding
    in 2005)                                                                     148            150
 Common shares; no par value (160,000 shares authorized; 52,746 issued and 51,343 outstanding in 2006 and 52,309 issued and 51,988
    outstanding in 2005)                                                     709,142        752,042
 Restricted shares granted                                                        --         (4,193)
 Treasury shares of beneficial interest - common, at cost (1,403
    shares in 2006 and 321 shares in 2005)                                   (28,018)        (7,135)
 Accumulated other comprehensive income                                       66,863        100,104
                                                                         -----------    -----------
Total shareholders' equity                                                   950,132      1,049,835
                                                                         -----------    -----------

Total liabilities and shareholders' equity                               $ 9,688,516    $ 6,968,757
                                                                         ===========    ===========


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)


                                                                         Year Ended December 31,
                                                                   -----------------------------------
                                                                      2006         2005         2004
                                                                   ---------    ---------    ---------
Revenues:
   Mortgage revenue bond interest income                           $ 156,500    $ 146,024    $ 132,075
   Other interest income                                              34,159       16,162        9,346
   Fee income                                                         84,201       84,780       69,066
   Other revenues                                                     28,661       24,035        9,732
   Revenues of consolidated partnerships (Note 7)                     83,738       24,096       12,213
                                                                   ---------    ---------    ---------
     Total revenues                                                  387,259      295,097      232,432
                                                                   ---------    ---------    ---------

Expenses:
   Interest expense                                                   97,055       56,698       30,932
   Interest expense of consolidated partnerships                      47,926       26,322       21,395
   Interest expense - distributions to preferred shareholders
     of subsidiary                                                    18,898       18,898       18,898
   General and administrative (Note 16)                              165,648      128,613      101,306
   Depreciation and amortization                                      47,527       44,195       30,407
    Write-off of goodwill and intangible assets                        2,644       22,567           --
   Loss on impairment of mortgage revenue bonds and other assets       5,003        4,555          757
   Expenses of consolidated partnerships (Note 7)                     75,946       49,810       30,519
                                                                   ---------    ---------    ---------
     Total expenses                                                  460,647      351,658      234,214
                                                                   ---------    ---------    ---------

Loss before other income                                             (73,388)     (56,561)      (1,782)

Equity and other income                                                1,978        7,037        3,442
Gain on sale or repayment of mortgage revenue bonds and
  other assets                                                        18,370        8,062        7,868
Loss on investments held by consolidated partnerships               (278,232)    (247,986)    (149,048)
                                                                   ---------    ---------    ---------

Loss before allocations and income taxes                            (331,272)    (289,448)    (139,520)

Income  allocated to preferred shareholders of subsidiary             (6,225)      (6,225)      (3,942)
Minority interests in consolidated subsidiaries, net of tax
  (Note 13)                                                          (16,094)     (23,421)     (28,368)
Loss allocated to partners of consolidated partnerships              401,377      349,531      219,950
                                                                   ---------    ---------    ---------

Income before income taxes                                            47,786       30,437       48,120
Income tax (provision) benefit (Note 12)                              (6,492)      28,577       17,243
                                                                   ---------    ---------    ---------

Net income                                                         $  41,294    $  59,014    $  65,363
                                                                   =========    =========    =========

Allocation of net income to:
   4.4% Convertible CRA preferred shareholders                     $   4,752    $   2,020    $      --
   Common shareholders                                                32,405       50,558       56,786
   Convertible CRA shareholders                                        4,137        6,436        8,577
                                                                   ---------    ---------    ---------
     Total                                                         $  41,294    $  59,014    $  65,363
                                                                   =========    =========    =========

Net income per share (Note 17):
   Basic                                                           $    0.63    $    0.98    $    1.19
                                                                   =========    =========    =========
   Diluted                                                         $    0.62    $    0.98    $    1.19
                                                                   =========    =========    =========

Weighted average shares outstanding (Note 17):
   Basic                                                              58,154       58,018       54,786
                                                                   =========    =========    =========
   Diluted                                                            58,711       58,291       55,147
                                                                   =========    =========    =========

Dividends declared per share                                       $    1.68    $    1.65    $    1.57
                                                                   =========    =========    =========


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                         Beneficial Owners Equity
                                                        ---------------------------------------------------------
                                                             4.4%
                                                         Convertible                       Special                   Treasury
                                                        CRA Preferred   Convertible       Preferred       Common     Shares -
                                                            Shares       CRA Shares     Voting Shares     Shares      Common
                                                        -------------   ------------    -------------    --------    ---------
Balance at January 1, 2004                                $     --        $138,748        $    161       $644,641    $   (378)

Comprehensive income:

Net income                                                                   8,577                         56,786

Other comprehensive loss:
  Net unrealized loss on derivatives
  Unrealized holding loss on mortgage revenue bonds
  Less: reclassification to net income

  Other comprehensive loss


  Comprehensive income


Options exercised and other share based compensation,
  net of forfeitures                                                                                         (564)
Amortization of share awards
Conversion of Special Common Units and redemption of
  Special Preferred Voting Shares                                                               (9)        17,789
Conversion of Convertible CRA shares                                       (27,585)                        27,585
Issuance costs of Convertible CRA shares                                      (148)
Issuance of common shares                                                                                 105,541
Repurchase of treasury shares                                                                                          (2,592)
Distributions                                                              (10,847)                       (78,613)
                                                        -------------   ------------    -------------    --------    ---------

Balance at December 31, 2004                              $     --        $108,745        $    152       $773,165    $ (2,970)
                                                        -------------   ------------    -------------    --------    ---------







                                                                                        Accumulated
                                                        Restricted                         Other
                                                          Shares      Comprehensive    Comprehensive
                                                          Granted         Income           Income         Total
                                                        ----------    -------------    -------------    ---------
Balance at January 1, 2004                              $(19,385)                        $ 28,436       $792,223

Comprehensive income:

Net income                                                              $ 65,363                          65,363
                                                                      -------------
Other comprehensive loss:
  Net unrealized loss on derivatives                                      (1,078)
  Unrealized holding loss on mortgage revenue bonds                      (16,023)
  Less: reclassification to net income                                       217
                                                                      -------------
  Other comprehensive loss                                               (16,884)         (16,884)       (16,884)
                                                                      -------------

  Comprehensive income                                                  $ 48,479
                                                                      -------------

Options exercised and other share based compensation,
  net of forfeitures                                        (169)                                           (733)
Amortization of share awards                              11,632                                          11,632
Conversion of Special Common Units and redemption of
  Special Preferred Voting Shares                                                                         17,780
Conversion of Convertible CRA shares                                                                          --
Issuance costs of Convertible CRA shares                                                                    (148)
Issuance of common shares                                                                                105,541
Repurchase of treasury shares                                                                             (2,592)
Distributions                                                                                            (89,460)
                                                        ----------                     -------------    ---------

Balance at December 31, 2004                            $ (7,922)                        $ 11,552       $882,722
                                                        ----------                     -------------    ---------

                                                                                                       (continued)


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (continued)


                                                                         Beneficial Owners Equity
                                                        ---------------------------------------------------------
                                                             4.4%
                                                         Convertible                       Special                   Treasury
                                                        CRA Preferred   Convertible       Preferred       Common     Shares -
                                                            Shares       CRA Shares     Voting Shares     Shares      Common
                                                        -------------   ------------    -------------    --------    ---------
Balance at December 31, 2004                              $     --        $108,745        $    152       $773,165    $ (2,970)

Comprehensive income:
Net income                                                   2,020           6,436                         50,558

Other comprehensive income:
  Net unrealized gain on derivatives
  Unrealized gain on marketable securities
  Unrealized holding gain on mortgage revenue bonds
  Less: reclassification to net income

  Other comprehensive income

  Comprehensive income


Options exercised and other share based compensation,
  net of forfeitures                                                                                        8,325
Amortization of share awards                                                                                  895
Conversion of Special Common Units and redemption of
  Special Preferred Voting Shares                                                               (2)         4,818
Issuance of 4.4% Convertible CRA Preferred shares          104,498
Repurchase of treasury shares                                                                                          (4,165)
Distributions                                               (2,020)        (10,812)                       (85,719)
                                                        -------------   ------------    -------------    --------    ---------

Balance at December 31, 2005                              $104,498        $104,369        $    150       $752,042    $ (7,135)
                                                        -------------   ------------    -------------    --------    ---------







                                                                                        Accumulated
                                                        Restricted                         Other
                                                          Shares      Comprehensive    Comprehensive
                                                          Granted         Income           Income         Total
                                                        ----------    -------------    -------------    ----------
Balance at December 31, 2004                            $ (7,922)                        $ 11,552       $  882,722

Comprehensive income:
Net income                                                              $ 59,014                            59,014
                                                                      -------------
Other comprehensive income:
  Net unrealized gain on derivatives                                       5,848
  Unrealized gain on marketable securities                                    35
  Unrealized holding gain on mortgage revenue bonds                       84,230
  Less: reclassification to net income                                    (1,561)
                                                                      -------------
  Other comprehensive income                                              88,552           88,552           88,552
                                                                      -------------
  Comprehensive income                                                  $147,566
                                                                      -------------

Options exercised and other share based compensation,
  net of forfeitures                                      (2,936)                                            5,389
Amortization of share awards                               6,665                                             7,560
Conversion of Special Common Units and redemption of
  Special Preferred Voting Shares                                                                            4,816
Issuance of 4.4% Convertible CRA Preferred shares                                                          104,498
Repurchase of treasury shares                                                                               (4,165)
Distributions                                                                                              (98,551)
                                                        ----------                     -------------    ----------

Balance at December 31, 2005                            $ (4,193)                        $100,104       $1,049,835
                                                        ----------                     -------------    ----------

                                                                                                        (continued)


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                   (continued)


                                                                         Beneficial Owners Equity
                                                        ---------------------------------------------------------
                                                             4.4%
                                                         Convertible                       Special                   Treasury
                                                        CRA Preferred   Convertible       Preferred       Common     Shares -
                                                            Shares       CRA Shares     Voting Shares     Shares      Common
                                                        -------------   ------------    -------------    --------    ---------
Balance at December 31, 2005                              $104,498        $104,369        $    150       $752,042    $ (7,135)

Comprehensive income:
Net income                                                   4,752           4,137                         32,405

Other comprehensive loss:
  Net unrealized loss on derivatives
  Unrealized gain on marketable securities
  Unrealized holding loss on mortgage revenue bonds
    and other assets
  Less: reclassification to net income

  Other comprehensive loss

  Comprehensive income



Reclassification of unamortized restricted shares
  upon adoption of FAS 123(R)                                                                              (4,193)
Options exercised and other share based
  compensation, net of forfeitures                                                                            743
Amortization of share awards                                                                               15,105
Conversion of Special Common Units and
  redemption of Special Preferred Voting Shares                                                 (2)         1,954
Repurchase of treasury shares                                                                                         (20,883)
Distributions                                               (4,752)        (11,007)                       (88,914)
                                                        -------------   ------------    -------------    --------    ---------
Balance at December 31, 2006                              $104,498        $ 97,499        $    148       $709,142    $(28,018)
                                                        =============   ============    =============    ========    =========





                                                                                        Accumulated
                                                        Restricted                         Other
                                                          Shares      Comprehensive    Comprehensive
                                                          Granted         Income           Income         Total
                                                        ----------    -------------    -------------    ----------
Balance at December 31, 2005                            $ (4,193)                        $100,104       $1,049,835

Comprehensive income:
Net income                                                              $ 41,294                            41,294
                                                                      -------------
Other comprehensive loss:
  Net unrealized loss on derivatives                                      (2,267)
  Unrealized gain on marketable securities                                 1,561
  Unrealized holding loss on mortgage revenue bonds
    and other assets                                                     (31,991)
  Less: reclassification to net income                                      (544)
                                                                      -------------
  Other comprehensive loss                                               (33,241)         (33,241)         (33,241)
                                                                      -------------
  Comprehensive income                                                  $  8,053
                                                                      -------------

Reclassification of unamortized restricted shares upon
  adoption of FAS 123(R)                                   4,193
Options exercised and other share based
  compensation, net of forfeitures                                                                             743
Amortization of share awards                                                                                15,105
Conversion of Special Common Units and
  redemption of Special Preferred Voting Shares                                                              1,952
Repurchase of treasury shares                                                                              (20,883)
Distributions                                                                                             (104,673)
                                                        ----------                     -------------    ----------
Balance at December 31, 2006                            $     --                         $ 66,863       $  950,132
                                                        ==========                     =============    ==========


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                      Year Ended December 31,
                                                               -----------------------------------
                                                                  2006         2005         2004
                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  41,294    $  59,014    $  65,363
   Adjustments to reconcile net income to net cash provided
    by operating activities:
   Gain on sale or repayment of mortgage revenue bonds
    and other assets                                              (1,055)      (1,561)        (217)
   Loss on impairment of mortgage revenue bonds and other
    assets                                                         5,003        4,555          757
   Depreciation and amortization                                  47,527       44,195       30,407
   Equity in income of unconsolidated entities                    (1,979)      (7,037)      (3,442)
   Write-off of goodwill and intangible assets                     2,644       22,567           --
   Gain on CUC contract                                             (916)          --           --
   Income allocated to preferred shareholders of subsidiary        6,225        6,225        3,942
   Income allocated to minority interests in consolidated
    subsidiaries                                                  16,087       23,421       28,368
   Non-cash compensation expense                                  18,467        8,924       11,632
   Other non-cash (income) expense                                  (531)       2,737        3,303
   Deferred taxes                                                  2,156      (28,178)     (20,545)
   Distributions received from equity investees                    4,469        3,702        2,219
   Reserves for bad debt                                          25,898       24,238       13,631
   Changes in operating assets and liabilities:
    Mortgage servicing rights                                     (8,648)      (7,520)      (6,854)
    Mortgage loans receivable                                     31,288     (125,797)      (5,610)
    Loan to affiliate                                            (15,000)       4,600       (4,600)
    Deferred revenues                                             24,167       10,210       35,122
    Restructuring costs payable                                    1,128           --           --
    Receivables                                                  (88,742)     (65,172)          --
    Other assets                                                 (23,417)        (337)     (46,259)
    Accounts payable, accrued expenses and other liabilities         651       21,899         (812)
                                                               ---------    ---------    ---------

Net cash provided by operating activities                         86,716          685      106,405
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments of  mortgage revenue bonds                         115,600      133,611       39,067
   Mortgage revenue bond acquisitions and fundings              (419,940)    (443,517)    (325,037)
   Investments in notes receivable                                (6,594)     (34,401)      (3,900)
   Repayments of notes receivable                                 48,930        3,039        1,958
   Acquisitions, net of cash acquired                           (262,659)        (290)      (1,579)
   Loans to Capri Capital                                             --       (8,011)     (84,000)
   Advances to partnerships                                     (195,044)    (146,977)    (173,526)
   Collection of advances to partnerships                        188,711      138,981      156,875
   Deferred investment acquisition costs                          (1,478)      (2,579)      (1,342)
   Decrease in cash and cash equivalents - restricted             19,338          317        6,781
   Return of capital from equity investees                        16,667           --           --
   Purchases of marketable securities                               (109)          --           --
   Other investing activities                                    (27,318)     (13,191)      18,056
                                                               ---------    ---------    ---------

Net cash used in investing activities                           (523,896)    (373,018)    (366,647)
                                                               ---------    ---------    ---------


           See accompanying notes to consolidated financial statements

                                    continued

                           CHARTERMAC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                   (continued)


                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
                                                                               2006           2005           2004
                                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                               (104,168)       (96,556)       (84,395)
   Distributions to preferred shareholders of subsidiary                         (6,225)        (6,225)        (2,386)
   Distributions to Special Common Unit, Special Membership
    Unit and Special Common Interest holders                                    (35,589)       (34,677)       (28,411)
   Proceeds from financing arrangements                                       1,409,098        546,632        281,060
   Repayments of financing arrangements                                      (1,028,533)      (185,369)      (112,639)
   Increase in notes payable                                                    244,679        130,434         21,105
   Minority interest contribution                                                 5,250             --             --
   Proceeds from stock options exercised                                            756          3,804            308
   Retirement of Special Common Units and special preferred voting shares          (724)            (2)           (10)
   Treasury stock purchases                                                     (20,447)            --             --
   Issuance of preferred shares                                                      --        108,000             --
   Issuance of common or Convertible CRA shares                                      --             --        110,803
   Issuance of preferred subsidiary shares                                           --             --        104,000
   Deferred financing costs                                                      (9,305)        (3,700)       (10,140)
                                                                            -----------    -----------    -----------

Net cash provided by financing activities                                       454,792        462,341        279,295
                                                                            -----------    -----------    -----------

Net increase in cash and cash equivalents                                        17,612         90,008         19,053
Cash and cash equivalents at the beginning of the year                          161,295         71,287         52,234
                                                                            -----------    -----------    -----------

Cash and cash equivalents at the end of the year                            $   178,907    $   161,295    $    71,287
                                                                            -----------    -----------    -----------

SUPPLEMENTAL INFORMATION:

   Interest paid                                                            $    94,713    $    55,771    $    31,057
   Taxes paid                                                               $     1,204    $       768    $     8,040

Acquisition activity:

   Conversion of existing assets                                            $    14,221    $    70,000
   Issuance of subsidiary equity                                                  4,859          7,500
   Decrease in minority interest                                                     --         (4,200)   $    (1,579)
   Assets acquired                                                             (341,248)       (90,530)
   Liabilities assumed                                                           59,509         16,940
                                                                            -----------    -----------    -----------
Net cash paid for acquisitions                                              $  (262,659)   $      (290)   $    (1,579)
                                                                            ===========    ===========    ===========

Non-cash activities relating to adoption of FIN 46(R):
    Decrease in mortgage revenue bonds                                                                    $    33,821
    Increase in other assets                                                                                    4,731
    Increase in investments held by consolidated partnerships                                              (2,173,621)
    Increase in other assets of consolidated partnerships                                                    (210,494)
    Increase in notes payable and other liabilities of
      consolidated partnerships                                                                             1,047,976
    Increase in partners' interests of consolidated partnerships                                            1,297,587
                                                                                                          -----------
                                                                                                          $        --
                                                                                                          ===========

Non-cash investing and financing activities:
        Share grants and SCUs issued                                        $    41,767    $     3,706    $     1,875
        Issuance of SMUs in exchange for investment or acquisition          $        --    $    11,576    $        --
        Conversion of SCUs to common shares                                 $     1,954    $     4,818    $    17,789

        Conversion of CRA shares to common shares                           $        --    $        --    $    27,585
        Treasury stock purchases via employee withholding                   $       436    $     4,165    $     2,592
        Cancellation of acquisition - related SMUs                          $    (4,076)   $        --    $        --


           See accompanying notes to consolidated financial statements

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 1 - SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

A. CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of CharterMac, our wholly owned and majority owned subsidiary statutory trusts, corporations and limited liability companies which it controls and entities consolidated pursuant to the adoption of FASB Interpretation No. 46(R) or similar accounting pronouncements (see 1.O. CONSOLIDATED PARTNERSHIPS below). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the Company, "we", "our" and "us", as used throughout this document, refers to CharterMac and our consolidated subsidiaries.

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

B. REVENUE RECOGNITION

We derive our revenues from a variety of investments and services, summarized as follows:

     o    MORTGAGE REVENUE BOND INTEREST INCOME

          We recognize income as it accrues, provided collectability of future amounts is reasonably assured. We recognize contingent interest when received. For bonds with modified terms, or when collectability is uncertain, we recognize revenue based upon expected cash receipts. For bonds which carry a different interest rate during the construction period than during the balance of the term, we calculate the effective yield on the bond and use that rate to recognize income over the life of the bond. Acquisition fees received upon acquisition of mortgage revenue bonds are deferred and amortized through the call dates of the bonds.

          We place loans on a non-accrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest. Loans return to accrual status when principal and interest become current. There were seven bonds with a fair value of $35.1 million on non-accrual status at December 31, 2006 and eight bonds with a fair value of $49.9 million on non-accrual status at December 31, 2005.

     o    OTHER INTEREST INCOME

          We recognize income on temporary investments (such as cash in banks and short-term instruments) as well as longer term investments (from promissory notes, mortgages receivable, etc.) and escrow accounts we manage, on the accrual basis as earned.

          We recognize income on resecuritization certificates as it accrues, provided collectability of future amounts is reasonably assured. We adjust the amortized cost of securities for accretion of discounts to maturity. We compute accretion using the effective-interest method over the expected life of the securities based on our estimates regarding the timing and amount of cash flows from the underlying collateral.

     o    FEE INCOME

          o    FUND SPONSORSHIP FEES

               o ORGANIZATION, OFFERING AND ACQUISITION ALLOWANCE FEES are for reimbursement of costs we incur for organizing Low-Income Housing Tax Credit ("LIHTC") investment funds and for providing assistance in acquiring the properties to be included in the funds. We recognize the organization and offering allowance fee when the investor equity is raised and recognize the acquisition allowance fee when the

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



                    investment funds acquire properties. The related expenses are included in general and administrative expenses.

               o PARTNERSHIP MANAGEMENT FEES are for maintaining the books and records of LIHTC investment funds, including requisite investor reporting. We recognize these fees over the five year contractual service period following the initial closing of the fund.

               o PROPERTY ACQUISITION AND ACQUISITION ALLOWANCE FEES are for services we perform in acquiring interests in property-owning partnerships which comprise the assets of LIHTC funds we sponsor. We recognize these fees when the investor equity is invested and as the properties limited partnership interest are acquired by the investment fund.

               o    ASSET MANAGEMENT FEES from:

                    o LIHTC investment funds, based on a percentage of each investment fund's invested assets are earned for monitoring the acquired property interests to ensure that their development, leasing and operations comply with LIHTC or other tax credit requirements;

                    o American Mortgage Acceptance Company ("AMAC"), an affiliated, publicly traded real estate investment trust we manage (see Note 18), based upon AMAC's equity as well as incentive management fees if certain profitability levels are attained; and

                    o CharterMac Urban Capital LLC ("CUC"), an investment fund in which we also have a membership interest (see
                         Note 4), based on a percentage of the fund's invested assets.

                    Asset management fees are recorded monthly as earned, provided that collection is reasonably assured.

          o    MORTGAGE BANKING FEES

               o MORTGAGE ORIGINATION FEES for originating loans are recorded upon settlement of sale to the purchaser of the loans.

               o MORTGAGE SERVICING FEES are recognized on an accrual basis as the services are performed over the servicing period.

          o    CREDIT INTERMEDIATION FEES

               o Fees for credit intermediation transactions to provide specified rates of return for an LIHTC fund, received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis. For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years. For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.

               o    Fees  for  other  credit  intermediation   transactions  are
                    received monthly and recognized as income when earned.

          o    OTHER REVENUES

               o PREPAYMENT PENALTIES from early payments of mortgage revenue bonds or serviced mortgage loans are recognized at the time of prepayment.

               o CONSTRUCTION SERVICE FEEs from borrowers for servicing mortgage revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



               o ADMINISTRATION FEES charged to the property partnerships or to other entities we manage are recorded as the payments are received due to the uncertainty of collectability.

               o EXPENSE REIMBURSEMENTS include amounts billed to investment funds and other affiliated entities ("affiliates") for the reimbursement of salaries and certain other ongoing operating expenditures incurred by CharterMac Capital on behalf of these affiliates. We recognize these amounts as incurred.

          o    REVENUES OF CONSOLIDATED PARTNERSHIPS

               Rental income for property partnerships is accrued as earned based on underlying lease agreements. Interest income for all consolidated partnerships is accrued as earned. For our funds which invest in commercial mortgage-backed securities ("CMBS"), we recognize interest income as earned. We compute accretion of purchase discounts using the effective-interest method over the expected life of the securities based on our estimates regarding the timing and amount of cash flows from the underlying collateral.

C. INVESTMENT IN MORTGAGE REVENUE BONDS

We account for our investments in mortgage revenue bonds as available-for-sale debt securities under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115"). This classification is due to a provision in most of the bonds whereby we have a right to require redemption prior to maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified, and the ability of the borrower to prepay the bond after a lockout period. Accordingly, we carry investments in mortgage revenue bonds at their estimated fair values, and report unrealized gains and losses in accumulated other comprehensive income.

Because mortgage revenue bonds have a limited market, we estimate fair value for each bond as the present value of its expected future cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and an appropriate market rate of interest.

Direct costs relating to unsuccessful acquisitions and all indirect costs relating to the mortgage revenue bonds are charged to operations.

We consider a mortgage revenue bond as impaired when we determine it is probable that not all required contractual payments will be made when due, from property operations or other sources of collection (such as sale under foreclosure and syndication of associated tax credits) would not cover any shortfall. If we determine a bond is impaired, we write it down to its estimated fair value and record a realized loss in the statement of income. Our primary tool to determine which loans are likely to incur a loss is to evaluate the debt service coverage ratio based on our historical experience with similar properties and the frequency of such losses.

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

D. OTHER INVESTMENTS

     Equity Method Investments
     -------------------------

     o We invest in partnership interests related to the real estate equity investment funds we sponsor. Typically, we hold these investments for a short period until we establish a new fund.

     o We account for investments in entities in which we have significant influence but do not control (such as CharterMac Urban Capital LLC ("CUC") and our pre-acquisition investment in ARCap Investors, LLC ("ARCap") under the equity method of accounting. We recognize income

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          based on our respective ownership percentages. For the preferred portion of the pre-acquisition ARCap investment, we accrued our equity earnings at the applicable cumulative dividend rate.

     Available-for-Sale
     ------------------

     o We hold investments in resecuritization certificates, and funds that we consolidate hold CMBS and resecuritization certificates. We classify these investments as available-for-sale as we may sell them or dispose of them prior to maturity. As such, we carry these investments at their estimated fair values, and report unrealized gains and losses in accumulated other comprehensive income. We evaluate any unrealized losses to determine if the declines in fair value are other-than-temporary; if so, we record the decline in fair value as an impairment to the security and record a realized loss in the statement of income. We generally estimate the fair value of the CMBS based on market prices provided by certain dealers who make a market in these financial instruments.

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

     o    We value marketable securities based on quoted market prices.

     Other
     -----

     o Mortgage loans held for sale represent amounts we are due for mortgage loans that were sold under purchase agreements to permanent investors, but for which we are awaiting settlement of funds, and the balance includes net origination costs. We do not retain any interest in these loans except for mortgage servicing rights and certain contingent liabilities pursuant to loss sharing agreements. We record loan commitment fees as deferred revenue net of direct costs associated with closing the related loan and recognize them as income when the loans are sold in accordance with SFAS No. 91, ACCOUNTING FOR NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOAN AND INITIAL DIRECT COSTS OF LEASES.

     o Notes receivable are carried at their net realizable value. When we believe that we will not collect all amounts due under the terms of the loan, we record a valuation allowance.

     o We invest in affiliated entities that co-develop properties. Development investments include amounts invested to fund pre-development and development costs. Investment funds we sponsor acquire the limited partnership interest in these properties. We expect to recapture these amounts from various sources attributable to the properties, including capital contributions of investments funds, cash flow from operations, and/or from co-development partners, who in turn have cash flow notes from the properties. In connection with our co-development agreements, affiliates of CharterMac issue construction completion, development deficit guarantees and operating deficit guarantees to the lender and investment funds (for the underlying financing of the properties) on behalf of our subsidiary (see Note
          21).

E. CASH AND CASH EQUIVALENTS

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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



F. DEFERRED COSTS

We capitalize costs incurred in connection with our debt and securitization programs (see Note 8) and amortize them on a straight-line basis over the terms of the debt facilities, or 10 years, which approximates the average remaining term to maturity of the mortgage revenue bonds in the securitization programs.

We capitalize costs incurred in connection with the issuance of preferred shares of our Equity Issuer subsidiary and amortize them on a straight-line basis over the period to the mandatory repurchase date of the shares. We record costs we incur in connection with the issuance of equity as a reduction of the applicable beneficial owners' equity.

G. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
--------

We test goodwill for impairment (via third party appraisals) annually or if circumstances indicate there may be reason to believe impairment has occurred. Any such impairment would be charged to expense in the period in which it is determined.

Other Intangible Assets
-----------------------

We amortize other intangible assets on a straight-line basis over their estimated useful lives. Should goodwill be deemed impaired, the useful lives of identified intangible assets may need to be reassessed and amortization accelerated, or such intangible assets could be deemed impaired as well.

Mortgage Servicing Rights ("MSRs")
----------------------------------

In accordance with SFAS No. 140, ACCOUNTING FOR TRANFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES, we recognize as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loans originated and sold. We record purchased MSRs at cost. For originated loans, we allocate total costs incurred to the loan originated and the MSR retained based on the relative fair values. In subsequent periods, we carry the assets at the amortized initial basis. All MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

We assess MSRs for impairment based on the fair value of the assets as compared to carrying values. We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers. To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value. When the carrying value of capitalized servicing assets exceeds fair value, we recognize temporary impairment through a valuation allowance; fair value in excess of the amount capitalized is not recognized. In addition, we periodically evaluate our MSRs for other-than-temporary impairment to determine whether the carrying value before the application of the valuation allowance is recoverable. When we determine that a portion of the balance is not recoverable, the asset and the valuation allowance are reduced to reflect permanent impairment. For the servicing portfolio associated with our mortgage originating activities, we have determined that the predominant risk characteristic is the existence or absence of loss sharing provisions associated with the underlying loans. For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are not recurring.

We account for exposure to loss under our servicing contracts with Fannie Mae and Freddie Mac through a provision for loan losses and record the reserve as a contra-asset applied to the MSR balance. The exposure to loss results from guarantees made to Fannie Mae and Freddie Mac under the "DUS" and "DUI" programs to share the risk of loan losses (See Note 21 for more details). The provision recorded is considered the fair value of the guarantees. Our determination of the adequacy of the reserve for losses on loans serviced is based on an evaluation of the risk characteristics and exposure to loss associated with those loans. Our assessment is based on a number of factors, including but not limited to general economic conditions, inability of the borrower to meet debt service requirements, or a substantial decline in the value of the collateral. For performing loans, we maintain a general reserve, which is based on the

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



stratification  of the loan servicing  portfolio by debt service  coverage ratio
(DSCR). The probability of default and loss is higher for loans with lower DSCRs and therefore a higher reserve is maintained for such loans. For defaulted loans, we maintain a loan specific reserve based on an estimate of our share of the loss.

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

We have determined that we will not apply hedge accounting to fair value hedges. Any change in the fair value of these hedges is therefore included in current period net income. As of December 31, 2006, we did not have any fair value hedges.

I. RESALE AND REPURCHASE AGREEMENTS

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

J. FAIR VALUE OF FINANCIAL INSTRUMENTS

As described above, our investments in mortgage revenue bonds, our MSRs and our derivatives are carried at estimated fair values. We have determined that the fair value of our remaining financial instruments, including temporary investments, cash and cash equivalents, promissory notes receivable, mortgage notes receivable and borrowings approximate their carrying values at December 31, 2006 and 2005, due primarily to their short term nature or variable rates of interest.

K. INCOME TAXES

We provide for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We assess the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable. If we determine that deferred tax assets may not be recoverable, we record a valuation allowance as appropriate.

L. NET INCOME PER SHARE

Basic net income per share represents net income allocated to Common and Convertible CRA shareholders (see Note 17) by the weighted average number of Common and Convertible CRA shares outstanding during the period. Diluted net income per share includes the weighted average number of shares outstanding during the period and the dilutive effect of common share equivalents, calculated using the treasury stock method.

The Convertible CRA shareholders are included in the calculation of shares outstanding as they share the same economic benefits as common shareholders. SCUs, SMUs, SCIs and 4.4% Convertible CRA preferred shares (see Notes 13 and 14) are not included in the calculation as they are antidilutive.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



M. CREDIT INTERMEDIATION TRANSACTIONS

For guarantees and other credit intermediation transactions issued since January 1, 2003, we record liabilities (included in deferred revenues) equal to the fair values of the obligations undertaken. For transactions for which we receive fees, we consider the fees received to be fair value, in accordance with FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"). For completion and other guarantees issued to lenders for the underlying financing of properties, as required by an investment fund, we generally recognize no liability upon inception of the guarantee as the exposure is considered minimal and no fee is received. We monitor our exposure under these agreements and, should we determine a loss is probable, accrue a liability in accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

N. SHARE BASED COMPENSATION

We record restricted share grants as a reduction of beneficial owners' equity within shareholders' equity. The balance recorded equals the number of shares issued (and that we expect to vest) multiplied by the closing price of our common shares on the grant date. We recognize the value of the awards as expense in our consolidated statement of income on a straight-line basis over the applicable service periods. For each separately vesting portion of an award, we record the expense as if the award was, in substance, multiple awards. We expense any shares granted with immediate vesting when granted.

Because share-based compensation is based on awards that we ultimately expect to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)") requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In periods prior to 2006, we accounted for forfeitures as they occurred.

Under SFAS No. 123(R), we are required to select a valuation technique or option pricing model that meets the criteria as stated in the standard. At present, we use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the risk free interest rate and the dividend yield.

O. CONSOLIDATED PARTNERSHIPS

"Consolidated Partnerships" consist of four groups:

     o Certain funds we sponsor to syndicate LIHTC Investments ("LIHTC Partnerships");
     o Property level partnerships for which we have assumed the role of general partner ("Property Partnerships");
     o CMBS Partnerships we sponsor, which we initially consolidated upon the ARCap Investors LLC ("ARCap") acquisition in August 2006 (see Note 2); and
     o a Direct Loan Partnership we manage and consolidate, which we also consolidated following the ARCap acquisition.

     LIHTC Partnerships
     ------------------

     Through our acquisition of CharterMac Capital, and in subsequent fund originations, we became the general partner or equivalent in more than 130 entities in which we have little or no financial investment. Typically, outside investors acquire all partnership interest in an upper-tier, or investment partnership, or 100% of the membership interest if structured as a limited liability company. The investment partnership, in turn, invests as a limited partner in one or more lower-tier (operating) partnerships that own and operate the multifamily housing complexes. Partners in the investment partnerships are most often corporations who are able to utilize the tax benefits, which are comprised of operating losses and LIHTCs.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Investment partnerships in which the limited partners or limited members do not have the right to remove us as the general partner or managing member are variable interest entities ("VIEs") as defined by FASB Interpretation No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"). We have concluded that, as the general partner or managing member for these type of investments, we are the primary beneficiary as defined by FIN 46(R) because we absorb the majority of the expected income and loss variability (as we are entitled to fees and are the "decision maker" of the funds), and such variability is disproportionate to our actual ownership interest, which in most cases is none although some of our executive officers have nominal, indirect equity interests in many of the funds. We have consolidated the assets and liabilities of these entities in our balance sheets and have recorded their results of operations in our statements of income beginning April 1, 2004.

     For the LIHTC Partnerships, the balance sheets and statements of operations included in our 2006 consolidated financial statements are as of and for the year ended September 30, 2006, the latest date available. Likewise, the amounts included in the 2005 consolidated financial statements are as of and for the year ended September 30, 2005. Upon receipt of full-year audited results, we include any adjustments to amounts we previously recorded in the next quarterly reporting period.

     Property Partnerships
     ---------------------

     We have the general partner interest in 55 lower-tier property-level operating partnerships in which we have little or no ownership interest. We assumed the general partner interest in these partnerships in order to protect our interests in the underlying properties. As with the investment funds described above, the limited partners or limited members do not have the right to remove us as the general partner or managing member. Although these entities are not VIEs, we are deemed to control them and consolidate them pursuant to ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS or SOP 78-9 ACCOUNTING FOR INVESTMENTS IN REAL ESTATE VENTURES ("SOP 78-9).

     For the Property Partnerships, the balance sheets and statements of operations consolidated in our 2006 consolidated financial statements are as of and for the year ended September 30, 2006, the latest date available. Likewise, the amounts included in the 2005 consolidated financial statements are as of and for the year ended September 30, 2005.

     CMBS Partnerships
     -----------------

     CMBS partnerships are funds we sponsor in which we have minority interests but for which our subsidiaries are general partners. Although these entities are not VIEs, we control them and consolidate them.

     Direct Loan Partnership
     -----------------------

     ARCap Real Estate Special Situations Mortgage Fund, LLC ("ARESS") is a direct loan fund we sponsor, in which we have a 5% interest and for which one of our subsidiaries is the general partner. Although this entity is not a VIE, we control it and consolidate it pursuant to EITF 04-5, DETERMINING WHETHER A GENERAL PARTNER, OR THE GENERAL PARTNERS AS A GROUP, CONTROLS A LIMITED PARTNERSHIP OR SIMILAR ENTITY WHEN THE LIMITED PARTNERS HAVE CERTAIN RIGHTS ("EITF 04-5"). ARESS invests in bridge loans, subordinate interests in first mortgages ("B-notes") and subordinate loans secured by interests in the borrowing entity ("mezzanine loans").

     For the CMBS and Direct Loan Partnerships, the balance sheets and statements of operations consolidated in our 2006 consolidated financial statements are as of and for the period ended December 31, 2006.

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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

During the first quarter of 2006, we adopted SFAS No. 123(R) which replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Among other things, SFAS No. 123(R) requires that companies record the value of stock option grants as compensation expense, while SFAS No. 123 allowed disclosure of the impact instead of recording the expense. As we had been accounting for share-based payments as an expense following the fair value provisions of SFAS No. 123, the impact of adopting this standard was not material to us.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL Assets ("SFAS No. 156"). SFAS No. 156 stipulates the accounting for MSRs and requires that they be recorded initially at fair value. SFAS No. 156 also permits, but does not require, that we may subsequently record those MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We will adopt SFAS No. 156, as required, in the first quarter of 2007 and do not expect any material impact in our consolidated financial statements as we intend to continue amortization of our MSRs.

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, an interpretation of SFAS No. 109. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, we shall initially recognize tax positions in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We shall initially and subsequently measure such tax positions as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. We will adopt this interpretation as required in 2007 and will apply its provisions to all tax positions upon initial adoption with any cumulative effect adjustment recognized as an adjustment to retained earnings. We are still evaluating the impact of adoption on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrant should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for 2006 and adoption of the SAB did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value under existing GAAP. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



at fair value. We will adopt the provision of this Statement, as required, in the first quarter of 2008. We are currently evaluating the impact of adoption, if any, on our consolidated financial statements.

Q. RECLASSIFICATIONS

Certain amounts from prior years have been reclassified to conform to the 2006 presentation, including the reclassification of real estate owned from a "Held for Sale" classification to "Held and Used", and associated reclassifications in the income statement pertaining to operations of these properties.

NOTE 2 - ACQUISITIONS

A.  ARCAP

In August 2006, we acquired all of the membership interests in ARCap that we had not previously owned (see Note 4). ARCap is a fund manager specializing in the acquisition, management and servicing of high-yield CMBS. The total purchase price of approximately $275.3 million included:

     o    cash of approximately $263.3 million, including transaction costs;
     o approximately 268,000 Special Common Interests ("SCIs") of a subsidiary (see Note 13) with a value of approximately $4.9 million; and
     o the remaining basis of our prior investment in ARCap (approximately $7.1 million) which had been reduced by distributions accounted for as returns of capital (see Note 4).

Of the total purchase price, $22.5 million has been placed into escrow, which amounts will be released based on certain future events, some of which are not under our control. Should the events not under our control occur, up to $7.5 million of the amount held back could revert to us. These contingencies will expire in 2007 and 2008.

The cash portion of the acquisition and associated acquisition costs were funded by a new credit facility (see Note 9). In connection with the acquisition, we also issued approximately 1.7 million restricted common shares to ARCap employees (see Note 15).

We accounted for the acquisition as a purchase, and accordingly, we included the results of operations in the consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets acquired and liabilities assumed. We valued intangible assets based on appraisals by independent valuation firms. The excess of the purchase price over the net amounts assigned to the assets acquired, including identified intangibles, and the liabilities assumed was recognized as goodwill.

The following table summarizes the assets acquired and the liabilities assumed in connection with the ARCap acquisition (in thousands):

Cash and cash equivalents                                  $     720
Restricted cash                                                  156
Other investments                                            132,746
Goodwill                                                     110,504
Other intangible assets                                       18,998
Deferred costs and other assets                               13,283
Investments in consolidated partnerships                      45,504
Financing arrangements                                       (32,513)
Accounts payable, accrued expenses and other liabilities     (14,141)
                                                           ---------

Total purchase price                                       $ 275,257
                                                           =========

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Pro Forma results of operations assuming we had consummated the acquisition on January 1, 2005, are as follows:


                                            Year Ended December 31,
                                            -----------------------
                                                  (Unaudited)
                                            -----------------------
(In thousands, except per share amounts)       2006         2005
----------------------------------------    ----------   ----------
Total revenues                               $474,543     $420,836
Net income                                   $ 56,927     $ 78,565
Net income per share:
   Basic                                     $  0.90      $   1.32
   Diluted                                   $  0.87      $   1.30


B.  CHARTERMAC REAL ESTATE SECURITIES

In March 2006, we acquired Capri Real Estate Services from Capri Capital Advisors LLC ("CCA"), and renamed it CharterMac Real Estate Securities ("CRES"). CRES was a manager of hedge funds and other funds concentrating on investing in securities of publicly traded real estate companies.

The consideration paid was approximately $7.3 million. The consideration included the redemption of the preferred interest we held in CCA, valued at $4.1 million, plus approximately $3.2 million of costs and advances we had made to CCA with respect to this business (see Note 4).

We accounted for the acquisition as a purchase and, accordingly, we included the results of operations in the consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired and liabilities assumed was recognized as goodwill of approximately $6.1 million.

In October 2006, we decided to cease operations at CRES. As part of an agreement with CRES' founder, certain subsidiary equity units that we had issued (see Note
13) were returned and others held in escrow were cancelled. In addition, the founder assumed CRES' line of credit. In connection with this agreement, we reduced goodwill by $5.1 million for the cancellation of the subsidiary equity units held in escrow as well as the subsidiary equity units returned to us and the assumption of the line of credit. We also recognized a goodwill impairment charge of approximately $1.0 million to account for the portion of our total investment in, and advances to, CRES that we did not recover and wrote-off the $1.6 million unamortized balance of other intangible assets recognized at the time of the acquisition.

Pro forma information is not presented for the acquisition or discontinuance as this business is not material to our revenues, net income or assets.

C. CAPRI CAPITAL LIMITED PARTNERSHIP

Effective March 1, 2005, we purchased 100% of the ownership interests of Capri Capital Limited Partnership ("CCLP"). The initial purchase price was $70.0 million plus $1.8 million of acquisition costs. Subsequently, the sellers earned $15.0 million of additional consideration based on the 2004 financial results of CCLP's mortgage banking business. The initial purchase price of $70.0 million was paid via conversion into equity of our existing loan to CCLP and its affiliates (collectively "Capri") (see Note 4). Of the additional $15.0 million contingent consideration, we issued subsidiary equity units for half of the amount (see Note 13), and paid the balance in cash. Pro forma financial results for CCLP are not presented as the acquisition was not material to our assets, revenues or net income.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



D. CHARTERMAC MORTGAGE CAPITAL CORP.

Prior to 2005, we acquired 87% of the common shares of CharterMac Mortgage Capital Corp. ("CMC"). In 2005, we purchased the remaining shares and made the final payments under the terms of the original purchase agreement. The total purchase price of the 2005 transactions was $7.9 million, $7.5 million of which we paid in cash and the balance was paid in stock. The 2005 transaction resulted in $3.6 million of additional goodwill.

NOTE 3 - MORTGAGE REVENUE BONDS

A. GENERAL

All of our mortgage revenue bonds bear fixed base interest rates and, to the extent permitted by existing regulations, may also provide for contingent interest and other features. Terms generally are five to 35 years, although we may have the right to cause repayment prior to maturity through a mandatory redemption feature (five to seven years with up to six month's notice). In some cases, the bonds call for amortization or "sinking fund" payments, generally at the completion of rehabilitation or construction, of principal based on 30 to 40 year level debt service amortization schedules.

The principal and interest payments on each mortgage revenue bond are payable primarily from the cash flows of the underlying properties, including proceeds from a sale of a property or the refinancing of the mortgage loan securing a bond. None of the mortgage revenue bonds constitute a general obligation of any state or local government, agency or authority. The structure of each mortgage loan mirrors the structure of the corresponding revenue bond that it secures. In order to protect the tax-exempt status of the mortgage revenue bonds, the owners of the underlying properties are required to enter into agreements to own, manage and operate the properties in accordance with requirements of the Internal Revenue Code of 1986, as amended. If they do not comply, the interest income we receive could be subject to taxes.

Certain mortgage revenue bonds provide for "participating interest" which is equal to a percentage of net property cash flow of the net sale or refinancing proceeds. Bonds that contain these provisions are referred to as "participating" while the rest are "non-participating". Both the stated and participating interest on the mortgage revenue bonds are exempt from federal income tax. As of December 31, 2006, we had two participating bonds with a fair value of $20.2 million. Participating interest included in mortgage revenue bond interest income was approximately $5.2 million in 2006, $2.6 million in 2005 and $230,000 in 2004.

No single mortgage revenue bond provided interest income that exceeded 10% of our total revenue for the years ended December 31, 2006, 2005, or 2004.

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

In selected circumstances, and generally only in connection with the acquisition of tax-exempt mortgage revenue bonds, we may acquire a small amount of taxable bonds:

     o which we may be required to acquire in order to satisfy state regulations with respect to the issuance of tax-exempt bonds; and
     o to fund certain costs associated with the issuance of the tax-exempt bonds, that under current law cannot be funded by the proceeds of the tax-exempt bond itself.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



B. SUMMARY

The following tables summarize our mortgage revenue bond portfolio at December 31, 2006:


                                                                                                  (Dollars in Thousands)

                                        Units            Face Amount of Bond (1)    Fair Value at 12/31/06
                                ---------------------    -----------------------    -----------------------


                                                                                                               Current
                                                                                                                Stated
                     Number                   % of                       % of                       % of       Interest
                    of Bonds     Number       Total       $ Amount       Total       $ Amount       Total        Rate
                    --------    --------    ---------    ----------    ---------    ----------    ---------    --------
BY STATE: (2)
----------------
Texas                  81        14,675       26.20%     $  781,803      27.70%     $  784,940      28.08%       6.83%
Georgia                34         7,600       13.60%        406,336      14.40%        395,120      14.14%       6.50%
California             62         6,135       10.90%        356,717      12.70%        354,482      12.68%       6.53%
Missouri               35         3,026        5.40%        166,543       5.90%        163,887       5.86%       6.27%
Florida                23         3,768        6.70%        154,800       5.50%        147,559       5.28%       7.01%
All others            142        20,844       37.20%        952,248      33.80%        949,078      33.96%       6.60%
----------------------------------------------------------------------------------------------------------------------------
Subtotal              377        56,048      100.00%      2,818,447     100.00%      2,795,066     100.00%       6.64%
                                                                                                               ========
Eliminations (3)      (44)       (7,614)         --        (401,032)        --        (397,328)
--------------------------------------------------------------------------------------------------
Total                 333        48,434          --      $2,417,415         --      $2,397,738
==================================================================================================
2005 Total            295        47,513          --      $2,237,699         --      $2,294,787
==================================================================================================

BY PROPERTY
STATUS:
---------------
Stabilized            156        26,449       47.20%     $1,164,075      41.30%     $1,187,925      42.50%       7.03%
Lease-up              114        15,659       27.90%        866,298      30.70%        841,043      30.09%       6.75%
Construction           29         4,811        8.60%        283,207      10.10%        277,503       9.93%       6.07%
Rehab                  78         9,129       16.30%        504,867      17.90%        488,595      17.48%       5.90%
----------------------------------------------------------------------------------------------------------------------------
Subtotal              377        56,048      100.00%      2,818,447     100.00%      2,795,066     100.00%       6.64%
                                                                                                               ========
Eliminations (3)      (44)       (7,614)         --        (401,032)        --        (397,328)
--------------------------------------------------------------------------------------------------
Total                 333        48,434          --      $2,417,415         --      $2,397,738
==================================================================================================
2005 Total            295        47,513          --      $2,237,699         --      $2,294,787
==================================================================================================





                      Pertinent Weighted Average Dates      Annualized Base Interest
                    ---------------------------------------  ------------------------
                                                                                                        Debt
                                                                                                       Service
                                                                                        Occupancy      Coverage
                                 Optional                                                   on         Ratio on
                                Redemption                                   % of       Stabilized    Stabilized
                    Put Date       Date       Maturity Date    $ Amount      Total      Properties    Properties
                    --------    ----------    -------------    --------    ---------    ----------    ----------
BY STATE: (2)
----------------
Texas                May-20       Nov-19          Nov-41       $ 53,404      30.00%       89.9%          0.94x
Georgia              Apr-21       Jun-20          Feb-44         23,698      13.30%       91.3%          0.90x
California           Apr-20       Mar-19          Feb-40         20,294      11.40%       96.3%          1.34x
Missouri             Nov-21       Aug-21          Jun-37         10,410       5.80%       93.0%          1.12x
Florida              Aug-20       Jan-18          Jun-41         10,855       6.10%       96.1%          1.26x
All others           Aug-20       Apr-19          Jun-39         59,617      33.40%       94.1%          1.19x
----------------------------------------------------------------------------------------------------------------
Subtotal             Sep-20       Sep-19          Nov-40        178,278     100.00%       93.6%          1.10x
                                                               =================================================
Eliminations (3)
--------------------
Total
====================
2005 Total                                                     $167,415     100.00%       94.1%          1.12x
====================                                           =================================================

BY PROPERTY
STATUS:
---------------
Stabilized           Mar-19       Oct-17          May-39       $ 81,782      45.90%       93.6%          1.10x
Lease-up             Oct-20       Jul-19          Mar-41         58,504      32.80%        N/A            N/A
Construction         Jul-22       Jul-22          Nov-43         16,244       9.10%        N/A            N/A
Rehab                Jan-23       Dec-22          Feb-42         21,748      12.20%        N/A            N/A
----------------------------------------------------------------------------------------------------------------
Subtotal             Sep-20       Sep-19          Nov-40        178,278     100.00%       93.6%          1.10x
                                                               =================================================
Eliminations (3)
--------------------
Total
====================
2005 Total                                                     $167,415     100.00%       94.1%          1.12x
====================                                           =================================================


(1) Original principal amount at issuance.
(2) Other than those detailed, based on face amount, no state comprises more than 10% of the total at December 31, 2006 or 2005.
(3) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




                                         Units         Face Amount of Bond (1)   Fair Value at 12/31/06
                                  -------------------  -----------------------   ----------------------
                      Number of                % of                     % of                     % of    Current Stated
                        Bonds      Number      Total     $ Amount       Total     $ Amount       Total    Interest Rate
                      ---------   --------    -------   -----------    -------   -----------    -------  --------------
BY PUT DATE:
----------------
No put date               83          972       1.70%   $  168,748       6.00%   $  151,168       5.41%       6.66%
6 months notice            2          546       1.00%       20,200       0.80%       20,200       0.72%       8.06%
2007-2010                  3          298       0.50%       17,523       0.60%       17,518       0.63%       6.74%
2011-2015                  6        1,286       2.30%       56,163       2.00%       57,729       2.07%       6.94%
2016-2020                159       30,507      54.40%    1,412,566      50.00%    1,407,713      50.37%       6.97%
2021-2025                107       19,320      34.50%      985,764      35.00%      977,561      34.97%       6.15%
2026-2030                 15        2,943       5.30%      149,198       5.30%      154,667       5.53%       6.53%
2031-2035                  2          176       0.30%        8,285       0.30%        8,510       0.30%       6.63%
-----------------------------------------------------------------------------------------------------------------------
Subtotal                 377       56,048     100.00%    2,818,447     100.00%    2,795,066     100.00%       6.64%
                                                                                                =======================
Eliminations (2)         (44)      (7,614)        --      (401,032)        --      (397,328)
--------------------------------------------------------------------------------------------
Total                    333       48,434               $2,417,415               $2,397,738
============================================================================================
2005 Total               295       47,513         --    $2,237,699         --    $2,294,787     100.00%       6.63%
=======================================================================================================================

BY MATURITY
DATE:
-----------------
2007-2010                 28          368       0.70%   $   85,019       3.00%   $   77,766       2.78%       6.50%
2011-2015                 30          133       0.20%       31,045       1.10%       24,790       0.89%       6.24%
2016-2020                 25          460       0.80%       52,249       1.90%       47,925       1.71%       7.23%
2021-2025                 19          336       0.60%       49,869       1.80%       48,380       1.73%       7.63%
2026-2030                  9          779       1.40%       32,782       1.20%       28,960       1.04%       7.08%
2031-2035                 12        2,597       4.60%       98,924       3.50%      102,663       3.67%       6.89%
2036-2040                 59       11,419      20.40%      490,532      17.40%      500,305      17.90%       7.03%
2041-2045                141       30,147      53.80%    1,455,244      51.60%    1,449,468      51.86%       6.68%
2046 and after            54        9,809      17.50%      522,783      18.50%      514,809      18.42%       6.02%
-----------------------------------------------------------------------------------------------------------------------
Subtotal                 377       56,048     100.00%    2,818,447     100.00%    2,795,066     100.00%       6.64%
                                                                                                =======================
Eliminations (2)         (44)      (7,614)        --      (401,032)        --      (397,328)
--------------------------------------------------------------------------------------------
Total                    333       48,434               $2,417,415               $2,397,738
============================================================================================
2005 Total               295       47,513         --    $2,237,699         --    $2,294,787     100.00%       6.63%
=======================================================================================================================


(1) Original principal amount at issuance.
(2) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The following table summarizes the maturity dates of mortgage revenue bonds we held as of December 31, 2006:


                                                 Outstanding                 Weighted
                                      Number of     Bond                      Average
    (Dollars in thousands)              Bonds      Amount     Fair Value   Interest Rate
------------------------------        ---------  -----------  ----------   -------------
Due in less than one year                    5   $   10,766   $   10,156       6.36%
Due between one and five years              26       75,486       68,765       6.54%
Due after five years                       346    2,732,195    2,716,145       6.65%
                                       -------   ----------   ----------    -------
 Total/weighted average                    377    2,818,447    2,795,066       6.64%
                                                                            =======
  Less: eliminations (1)                   (44)    (401,032)    (397,328)
                                       -------   ----------   ----------
 Total                                     333   $2,417,415   $2,397,738
                                       =======   ==========   ==========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

C. PORTFOLIO ACTIVITY


Reconciliation of mortgage revenue bonds (In thousands):       2006           2005
--------------------------------------------------------   -----------    -----------
Balance at beginning of period                             $ 2,294,787    $ 2,100,720
  Acquisitions and additional fundings                         419,940        443,517
  Repayment proceeds                                           (83,746)      (104,279)
  Principal payments                                           (31,854)       (22,466)
  Realized gain                                                    544          1,541
  Advance returned by Trustee                                       --         (6,866)
  Impairment losses                                             (4,676)        (4,555)
  Net change in fair value                                     (37,178)        86,323
  Accretion/amortization of yield adjustments                   (3,690)        (5,384)
  Reclassification to other assets                                (629)       (34,238)
                                                           -----------    -----------
    Subtotal                                                 2,553,498      2,454,313
  Less: change in eliminations (1)                            (155,760)      (159,526)
                                                           -----------    -----------
Balance at close of period                                 $ 2,397,738    $ 2,294,787
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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Mortgage revenue bonds acquired and/or additional fundings made during 2006 and 2005 are summarized below:


                                                                   Weighted       Weighted
                                                                    Average        Average
                                         Number of      Face     Construction     Permanent
        (Dollars in thousands)           Bonds (1)   Amount (2)      Rate       Interest Rate
--------------------------------------   ---------   ----------  ------------   -------------
2006
Construction/rehabilitation properties         68     $395,240       6.37%          6.04%
Additional funding of existing bonds           --       24,700       5.28%          5.31%
                                         --------     --------    -------        -------
Total 2006 acquisitions                        68     $419,940       6.31%          5.99%
                                         ========     ========    =======        =======

2005
Construction/rehabilitation properties         59     $429,966       5.81%          6.17%
Additional funding of existing bonds           --       13,551       5.36%          6.60%
                                         --------     --------    -------        -------
Total 2005 acquisitions                        59     $443,517       5.80%          6.19%
                                         ========     ========    =======        =======


(1) Number of additional fundings not included as they are not additive to the number of bonds in the portfolio.
(2) Original principal amount at issuance.

Mortgage revenue bonds and notes repaid during 2006 and 2005 are summarized below:


                                      Number of  Net Book                 Realized
     (Dollars in thousands)             Bonds      Value    Proceeds   Gains (Losses)
---------------------------------     ---------  ---------  --------   --------------
2006
Participating, stabilized                    3   $ 30,756   $ 31,725     $    969
Non-participating, stabilized                4     21,754     21,585         (169)
Non-participating, not stabilized            7     30,692     30,436         (256)
                                      --------   --------   --------     --------
Total                                       14   $ 83,202   $ 83,746     $    544
                                      ========   ========   ========     ========

2005
Participating, stabilized                    4   $ 29,471   $ 30,402     $    931
Non-participating, stabilized                3     31,233     32,450        1,217
Non-participating, not stabilized            8     42,034     41,427         (607)
                                      --------   --------   --------     --------
Total                                       15   $102,738   $104,279     $  1,541
                                      ========   ========   ========     ========


D. UNREALIZED GAINS AND LOSSES

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows at December 31:



          (In thousands)                             2006               2005
----------------------------------                -----------       -----------
Amortized cost basis                              $ 2,727,372       $ 2,417,185
Gross unrealized gains                                101,364           116,541
Gross unrealized losses                               (33,670)          (11,424)
                                                  -----------       -----------
Subtotal/fair value                                 2,795,066         2,522,302
  Less: eliminations (1)                             (397,328)         (227,515)
                                                  -----------       -----------
Total fair value per balance sheet                $ 2,397,738       $ 2,294,787
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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The fair value and gross unrealized losses of our mortgage revenue bonds aggregated by length of time that individual bonds have been in a continuous unrealized loss position is summarized in the table below:


                                         Less than      12 Months
       (Dollars in thousands)            12 Months       or More          Total
------------------------------------     ---------      ---------       --------
DECEMBER 31, 2006

Number                                          76             60            136
Fair value                                $502,758       $356,543       $859,301
Gross unrealized loss                     $ 22,355       $ 11,315       $ 33,670

DECEMBER 31, 2005

Number                                          36             55             91
Fair value                                $253,063       $327,183       $580,246
Gross unrealized loss                     $  6,775       $  4,649       $ 11,424


The unrealized losses related to these mortgage revenue bonds are due primarily to changes in interest rates in that we calculate present values based upon future expected cash flows from the bonds and discount these cash flows at current rates; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds until recovery and have therefore concluded that these declines in fair value are temporary. For discussion of other-than temporary impairments, see IMPAIRMENT below.

E. SECURITIZED AND PLEDGED ASSETS

As of December 31, 2006, mortgage revenue bonds with an aggregate fair value of approximately $2.3 billion were securitized or pledged as collateral in relation to financing arrangements (see Note 8).

F. IMPAIRMENT

During 2006, we recognized approximately $4.7 million of mortgage revenue bond impairment charges in light of substandard performance at seven underlying properties. For one of the properties, we reached an agreement with the general partner whereby he relinquished control of the property, and for two others we revised the terms of the bonds to reduce the interest rates.

During 2005, we determined that construction should be halted on a property for which we had assumed the general partner interest (see Note 21), agreed in principle to revise the terms of another mortgage revenue bond and also determined that two bonds secured by a property would likely require term revisions to reduce the rate of interest. As a result, we recognized impairment losses of approximately $4.6 million.

In 2004,  in  light of the  underperformance  of one of our  investments,  which
necessitated  the  temporary   revision  of  payment  terms,  we  recognized  an
impairment loss of approximately $610,000.

G. FORECLOSURE

In May 2005, an affiliate of ours foreclosed upon the properties underlying three of our mortgage revenue bonds. In September 2006, we sold the properties to a third-party to whom we provided new debt financing and to whom funds that we consolidate provided equity financing. As such, we did not consider the transaction to be a sale for accounting purposes Foreclosed properties are included in "Real Estate Owned" within Deferred Costs and Other Assets on the consolidated balance sheets (see Note 6).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



See also Note 21 regarding the status of other mortgage revenue bonds in our portfolio for which we have assumed the general partner interest in the associated property-level partnership.

NOTE 4 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:


                   (In thousands)                              2006       2005
-----------------------------------------------------        --------   --------
Equity Method Investments
   Investment in equity interests in LIHTC properties        $ 53,492   $ 46,985
   CCA loans and preferred stock                                   --     26,884
   Investment in CUC                                            3,066         --
   Investment in ARCap                                             --     19,874

Available for Sale
   Resecuritization certificates                              102,357         --
   Marketable securities                                        1,465      1,249

Other
   Mortgage loans held for sale                               122,459    153,277
   Notes receivable                                            46,477     32,670
   Other investments                                            9,604     17,651
                                                             --------   --------
            Total other investments                          $338,920   $298,590
                                                             ========   ========


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

B. CCA AND CUC

The balance of "CCA loans and preferred stock" at December 31, 2005, included a participating loan which was convertible into a 49% ownership interest in CCA. In September 2006, CCA repaid the loan in full and paid us an additional $6.0 million to terminate our rights relating to the conversion of the loan into an ownership interest. As part of this agreement, CCA transferred to us its interest in Capri Urban Capital LLC, which we renamed CharterMac Urban Capital LLC ("CUC"). CUC is an investment fund with the California Public Employees Retirement System ("CalPERS") as majority investor, focusing on investments in multifamily properties in major urban markets. We recognized the value of the membership interest in CUC (approximately $900,000) as an intangible asset (see
Note 5). Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested (see Note 21). We recorded a total gain on the transaction of approximately $6.9 million, including the termination payment and the value of the intangible asset.

The balance of "CCA loans and preferred stock" at December 31, 2005, also included $4.1 million of preferred stock that was redeemed and $3.2 million of advances that were forgiven as part of the purchase price of CRES (see Note 2).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



C. RESECURITIZATION CERTIFICATES

Resecuritization certificates we hold (not including the certificates held at the fund level detailed in Note 7) were comprised of the following as of December 31, 2006:


                                                                             Percentage of
   (Dollars in thousands)         Face Amount   Accreted Cost   Fair Value    Fair Value
---------------------------       -----------   -------------   ----------   -------------
Security rating:
   AAA interest only                $     --      $ 16,685      $ 21,441       $ 20.94%
   AAA                                26,150        13,475        25,319         24.73
   BBB+                               12,536         5,013         9,085          8.88
   BBB                                 9,402         3,422         6,181          6.04
   BBB-                                9,402         2,689         5,629          5.50
   BB+                                24,454         8,140        12,585         12.30
   BB                                  8,501         2,067         3,509          3.43
   BB-                                11,635         2,158         4,103          4.01
   B+                                 13,273         2,165         2,891          2.82
   B                                  11,486         1,120         1,791          1.75
   B-                                 11,635           974         1,659          1.62
   Non-rated                          65,880         3,894         7,453          7.28
   Non-rated interest only                --           450           711          0.70
                                    --------      --------      --------       -------
                                    $204,354      $ 62,252      $102,357       $100.00%
                                    ========      ========      ========       =======


At December 31, 2006, the AAA interest only certificate had a notional amount of $539.7 million and the non-rated interest only certificates had a combined notional amount of $197.0 million.

Fair value of the resecuritization certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan. The remaining key assumptions used in measuring fair value at the resecuritization date were as follows:


                                                     Fair Value at     Weighted     Discount Rate
                                                   Resecuritization     Average    applied to Cash
    (Dollars in thousands)           Face Amount         Date         Life (yrs)        Flows
-----------------------------        -----------   ----------------   ----------   ---------------
Security rating:
 AAA interest only                    $     --        $ 29,827              --          8.19%
 AAA                                    26,150          26,180            8.73          6.14
 BBB+                                   12,536           9,900           11.27          9.76
 BBB                                     9,402           6,830           11.78         11.01
 BBB-                                    9,402           6,291           12.16         12.26
 BB+                                    24,454          13,202           11.87         13.78
 BB                                      8,501           3,765           12.36         17.21
 BB-                                    11,635           4,283           12.65         19.86
 B+                                     13,273           2,878           12.34         29.72
 B                                      11,486           1,832           12.83         40.55
 B-                                     11,635           1,708           13.03         43.51
 Non-rated                              65,880          15,139           14.79         53.94
 Non-rated interest only                    --             839              --         36.36
                                      --------        --------
Total                                 $204,354        $122,674
                                      ========        ========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



At the resecuritization date, the AAA interest only certificate had a notional amount of $545.4 million and the non-rated interest only certificates had a combined notional amount of $197.5 million.

At December 31, 2006, the sensitivity of the current fair value of the resecuritization certificates to potential adverse changes is as follows:


                                                            Expected           Discount Rate Applied to
                                                           Credit Loss                 Cash Flows
                                                      ----------------------   ------------------------
                                          Weighted
                                          Average                                 1.0%          2.0%
                                           Life           1%           2%        Adverse      Adverse
(Dollars in thousands)    Fair Value       (yrs)       CDR (1)      CDR (1)       Change       Change
----------------------    ----------      --------    ---------    ---------    ---------    ---------
Security rating:
AAA interest only         $   21,441        6.10         1.49 %      (4.57)%      (2.80)%       (5.41)%
AAA                           25,319        9.19        (0.56)       (0.70)       (6.66)       (12.78)
BBB+                           9,085       11.71        (1.18)      (37.51)       (7.23)       (13.76)
BBB                            6,181       11.88        (2.09)      (60.13)       (7.03)       (13.41)
BBB-                           5,629       11.94        (3.36)      (64.13)       (6.81)       (12.99)
BB+                           12,585       11.28        (5.84)      (68.23)       (6.46)       (12.36)
BB                             3,509       11.72        (8.78)      (66.20)       (5.92)       (11.35)
BB-                            4,103       11.88       (18.16)      (64.56)       (5.50)       (10.51)
B+                             2,891       11.66        (9.37)      (55.51)       (4.84)        (9.27)
B                              1,791       12.50       (15.57)      (46.81)       (3.39)        (6.53)
B-                             1,659       12.78       (22.10)      (47.35)       (2.95)        (5.70)
Non-rated                      7,453          --       (46.69)      (57.26)       (1.97)        (3.89)
Non-rated interest
only                             711        8.17       (56.12)      (63.06)       (2.91)        (4.40)
                          ----------
Total                     $  102,357
                          ==========


(1) Constant Default Rate

The interest rates on the principal classes range from 4.0% to 5.7% and range from 0.1% to 1.1% on the interest only classes. During the year ended December 31, 2006, we received approximately $7.3 million from retained resecuritization certificates.

Delinquencies on the collateral loans underlying the resecuritization certificates totaled 0.4% at December 31, 2006. At December 31, 2006, actual losses to date were 7.3% of the original pool balances, and projected remaining losses are estimated at 13.3% of the original pool balances.

D. MORTGAGE LOANS HELD FOR SALE

The balance of mortgage loans held for sale fluctuates based on origination volume and the timing of corresponding sales. These loans are typically sold within three months of origination.

E. NOTES RECEIVABLE

Notes receivable at December 31, 2006, primarily represent the fair value of investments in first-mortgage and mezzanine loans originated through ARCap, including a $27.3 million co-investment with AMAC.

At December 31, 2005, this balance included a $26.0 million investment in a mortgage loan in which we had co-invested with AMAC (which had invested an additional $5.0 million pursuant to a Subordinated Participation Agreement). During April 2006, we sold the investment to AMAC at its approximate par value and subsequently assigned the fair value hedge associated with the investment (see Note 11).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



F. INVESTMENT IN ARCAP

In August 2006, we acquired the interests in ARCap which we had not previously owned (see Note 2) and incorporated our basis in the previous investment in the purchase price. Prior to the acquisition, we received special distributions from ARCap and reduced the basis of our investment by approximately $11.7 million for the portion which represented a return of capital.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following at December 31:



           (In thousands)                                2006             2005
------------------------------                         --------         --------
Goodwill                                               $345,806         $235,684
Other intangible assets, net                            127,686          141,301
Mortgage servicing rights, net                           68,785           62,190
                                                       --------         --------

Total                                                  $542,277         $439,175
                                                       ========         ========


A. GOODWILL

The following table provides information regarding goodwill by segment:


                                           Fund         Mortgage
        (In thousands)                  Management       Banking        Total
----------------------------            ----------      ---------     ---------
Balance at December 31, 2004             $ 200,153      $   6,244     $ 206,397
Additions                                       --         31,503        31,503
Reductions                                  (2,216)            --        (2,216)
                                         ---------      ---------     ---------

Balance at December 31, 2005               197,937         37,747       235,684
Additions                                  106,472         10,302       116,774
Reductions                                  (6,652)            --        (6,652)
                                         ---------      ---------     ---------

Balance at December 31, 2006             $ 297,757      $  48,049     $ 345,806
                                         =========      =========     =========


The additions in 2005 pertain to our purchase of CMC shares we did not previously own and the final payments under the terms of the original purchase agreement, as well as the acquisition of CCLP (see Note 2).

The 2006 additions relate to the acquisitions of CRES (in Fund Management) and ARCap (in Fund Management and Mortgage Banking) (see Note 2).

The reduction in Fund Management goodwill in 2006 and 2005 pertained to the conversion of SCUs (see Note 13), as the deferred tax impact of such conversion served to effectively lower the purchase price of CharterMac Capital LLC ("CharterMac Capital") which we acquired in 2003. In addition, we reduced Fund Management goodwill in 2006 by approximately $6.1 million in connection with the closure of CRES. Of the $6.1 million reduction, $4.1 million related to the cancellation of the subsidiary equity units included in the purchase price (see
Note 13), $1.0 million represented the assumption of CRES' line of credit by its founder and the remaining $1.0 million was charged to expense.

Although partially contingent upon subsidiary equity conversions, all of our goodwill is tax-deductible.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                             Estimated
                                               Useful
                                                Life            Gross             Accumulated
          (Dollars in thousands)             (in Years)    Carrying Amount        Amortization               Net
-----------------------------------------    ----------  -------------------   -------------------   -------------------

                                                           2006       2005       2006       2005       2006       2005
                                                         --------   --------   --------   --------   --------   --------
Amortized identified intangible assets:
  Transactional relationships                    16.7    $103,000   $103,000   $ 25,590   $ 17,864   $ 77,410   $ 85,136
  Partnership service contracts                   9.4      47,300     47,300     16,604     10,718     30,696     36,582
  General partner interests                       8.5       6,016      5,100      1,774      1,201      4,242      3,899
  Joint venture developer relationships           5.0       4,800      4,800      2,915      2,035      1,885      2,765
  Internally developed software                   3.0       1,390       --          163         --      1,227         --
  Mortgage banking broker relationships           5.0       1,080      1,080        396        180        684        900
  Other identified intangibles                    9.3       4,427      4,427      3,658      3,181        769      1,246
                                              -------    --------   --------   --------   --------   --------   --------
Weighted average life/subtotal                   13.6     168,013    165,707     51,100     35,179    116,913    130,528
                                              =======

Unamortized identified intangible assets:
  Mortgage banking licenses and approvals
   with no expiration                                      10,773     10,773         --         --     10,773     10,773
                                                         --------   --------   --------   --------   --------   --------

Total identified intangible assets                       $178,786   $176,480   $ 51,100   $ 35,179   $127,686   $141,301
                                                         ========   ========   ========   ========   ========   ========


   (In thousands)                            2006           2005           2004
--------------------                       -------        -------        -------
Amortization expense                       $15,921        $14,332        $16,684
                                           =======        =======        =======


In 2006, we wrote off approximately $1.6 million of unamortized transactional relationship assets associated with the closure of CRES (see Note 2).

At the end of 2005, management decided to change the name of the subsidiary that conducts our fund sponsorship business from "Related Capital Company" to "CharterMac Capital," effective January 1, 2006. Accordingly, we wrote off the unamortized balance attributed to the prior name, resulting in a pre-tax charge of approximately $22.6 million in 2005.

The estimated amortization expense for other intangible assets for the next five years is as follows:


                                          (In thousands)
                                          --------------
                     2007                   $   16,244
                     2008                   $   15,871
                     2009                   $   14,263
                     2010                   $    9,428
                     2011                   $    9,278


The amortization of "other identified intangibles" (approximately $477,000 per year) is included as a reduction to mortgage revenue bond interest income as they pertain to the acquisition of such bond investments.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



C. MORTGAGE SERVICING RIGHTS

The components of the change in MSRs and related reserves were as follows:


                                                                  (In thousands)
-------------------------------------------------------------     --------------

Balance at December 31, 2004                                         $ 32,366
MSRs acquired                                                          45,400
MSRs capitalized                                                        9,581
Amortization                                                          (18,670)
Increase in reserves                                                   (6,487)
                                                                     --------
Balance at December 31, 2005                                           62,190
MSRs and other servicing assets acquired in ARCap acquisition          17,607
MSRs capitalized                                                        8,798
Amortization                                                          (19,660)
Increase in reserves                                                     (150)
                                                                     --------
Balance at December 31, 2006                                         $ 68,785
                                                                     ========

Reserve for Loan Losses

Balance at December 31, 2004                                         $  6,479
Net additions                                                           6,487
                                                                     --------
Balance at December 31, 2005                                           12,966
Net additions                                                             150
                                                                     --------
Balance at December 31, 2006                                         $ 13,116
                                                                     ========


The estimated amortization expense for the MSRs for the next five years is as follows:


                                               (In thousands)
                                               --------------
                          2007                   $   15,210
                          2008                   $   12,622
                          2009                   $   10,058
                          2010                   $    7,204
                          2011                   $    6,333


The estimated fair values of the MSRs, based upon third-party and internal valuations, were $99.0 million at December 31, 2006 and $79.8 million at December 31, 2005. The significant assumptions used in estimating the fair values at December 31, were as follows:


                                           2006            2005
                                        ----------      ----------
Weighted average discount rate              16.04%          17.50%
Weighted average pre-pay speed              10.94%          10.88%
Weighted average lockout period          4.7 years       4.3 years
Weighted average default rate                 .27%            .50%
Cost to service loans                    $   2,286         $ 2,305
Acquisition cost (per loan)              $   1,457         $ 1,456


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The table below illustrates hypothetical fair values of MSRs at December 31, 2006, caused by assumed immediate changes to key assumptions which are used to determine fair value.


                                                    (In thousands)
                                                    --------------
Fair value of MSRs at December 31, 2006              $   98,956

Prepayment speed:
   Fair value after impact of +10% change                98,095
   Fair value after impact of -10% change                99,917
   Fair value after impact of +20% change                97,335
   Fair value after impact of -20% change               100,831

Discount rate:
   Fair value after impact of +10% change                94,381
   Fair value after impact of -10% change               104,090
   Fair value after impact of +20% change                90,219
   Fair value after impact of -20% change               109,801

Default rate:
   Fair value after impact of +10% change                98,813
   Fair value after impact of -10% change                99,084
   Fair value after impact of +20% change                98,709
   Fair value after impact of -20% change                99,205


D. IMPAIRMENT

The initial gross carrying amounts for identified intangible assets were based on third party valuations. We review goodwill and intangible assets annually for impairment. Through December 31, 2006, we have concluded that these assets have not been impaired, although we have written off assets due to discontinuation of use.

NOTE 6 - DEFERRED COSTS AND OTHER ASSETS

The components of deferred costs and other assets at December 31 were as follows:


                               (In thousands)                                   2006         2005
--------------------------------------------------------------------------   ---------    ---------
Deferred financing and other costs                                           $  32,472    $  38,059
Less: Accumulated amortization                                                  (6,718)     (14,031)
                                                                             ---------    ---------

Net deferred costs                                                              25,754       24,028

Real estate owned, net of accumulated depreciation of $1.3 million in 2006      41,743       35,608

Interest receivable                                                             23,606       16,964
Fees receivable, net                                                            23,313       29,386
Deposits receivable                                                             18,863           98
Due from unconsolidated partnerships, net                                       31,466        5,080
PRS/CRG/ERC advances                                                            13,780        9,070
Income taxes receivable                                                            714        4,276
Interest rate swaps at fair value (see Note 11)                                  2,236        4,857
Deferred taxes (see Note 12)                                                      --          1,849
Other                                                                           14,670        4,293
                                                                             ---------    ---------

Total                                                                        $ 196,145    $ 135,509
                                                                             =========    =========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



A. DEFERRED FINANCING AND OTHER COSTS

In connection with the restructuring of our securitization programs (see Note 8) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated programs. As a result, we recorded incremental amortization expense of $3.4 million during 2006. In connection with refinancing our lines of credit at the time of the ARCap acquisition (see Notes 2 and 9) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated lines (approximately $141,000) and recorded deferred costs of approximately $9.3 million related to the new facilities.

B. REAL ESTATE OWNED

We had classified our real estate owned as "Held for Sale" upon foreclosure of the properties securing mortgage revenue bonds in 2005 (see Note 3). As GAAP sale recognition was not achieved within one year, we reclassified them as "Held and Used" and recorded a retroactive depreciation charge of $934,000 in 2006, as if we had depreciated them since the May 2005 foreclosure. In September 2006, we sold the properties to a third-party to whom we provided new debt financing and to whom funds that we consolidate provided equity financing. As such, we did not consider the transaction to be a sale for accounting purposes.

C. DEPOSITS RECEIVABLE

The balance consists primarily of collateral deposits pertaining to new debt facilities we entered into in 2006 (see Note 9).

D. PRS/CRG/ERC ADVANCES

The advances due from PRS/CRG/ERC related to the financial difficulties of two developers and our subsequent actions to protect our investments in the properties that were under development (see Note 21). The above balances are net of eliminations with liabilities of consolidated partnerships of $24.3 million at December 31, 2006 and $4.8 million at December 31, 2005. Of the $38.1 million total amount receivable at December 31, 2006, we received $12.1 million in January 2007 through capital released by an equity partner.

NOTE 7 - CONSOLIDATED PARTNERSHIPS

Consolidated Partnerships consist of four groups:

     o    Funds   we   sponsor   to   syndicate   LIHTC   Investments    ("LIHTC
          Partnerships");
     o Property level partnerships for which we have assumed the role of general partner ("Property Partnerships");
     o Funds we sponsor to syndicate investments in CMBS and associated resecuritization trusts ("CMBS Partnerships"); and
     o    a Direct Loan investing partnership.

The CMBS and Direct Loan Partnerships were consolidated following the ARCap acquisition in August 2006.

Financial information for the LIHTC and Property Partnerships are as of and for the year ended September 30 of each year, the latest practical date (except for 2004, which represents nine months of operations following our consolidation as of March 31 of that year). Information with respect to the CMBS and Direct Loan partnerships is as of and for the period ended December 31, 2006.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Assets and liabilities of consolidated partnerships consisted of the following at December 31:


                                                                2006                      2005
                                               -------------------------------------  ------------
                                                LIHTC and      CMBS and                LIHTC and
                                                 Property     Direct Loan               Property
                (In thousands)                 Partnerships  Partnerships    Total    Partnerships
---------------------------------------------  ------------  ------------ ----------  ------------
Investments in property partnerships            $3,546,208   $       --   $3,546,208   $3,025,762
Investments in CMBS - available for sale                --      719,645      719,645           --
Investments in resecuritization
   certificates  - available for sale                   --      597,491      597,491           --
Notes receivable                                        --      101,156      101,156           --
Other investments                                       --        1,407        1,407           --
                                                ----------   ----------   ----------   ----------
Investments held by consolidated partnerships    3,546,208    1,419,699    4,965,907    3,025,762
                                                ----------   ----------   ----------   ----------

Land, buildings and improvements, net of
   accumulated depreciation                        576,171           --      576,171      329,869
Cash                                               277,860       27,213      305,073      172,622
Other assets                                       123,890       33,645      157,535       77,123
                                                ----------   ----------   ----------   ----------
Other assets of consolidated partnerships          977,921       60,858    1,038,779      579,614
                                                ----------   ----------   ----------   ----------

Total assets                                    $4,524,129   $1,480,557   $6,004,686   $3,605,376
                                                ==========   ==========   ==========   ==========

Financing arrangements                          $       --   $  709,219   $  709,219   $       --
Notes payable                                      594,477           --      594,477      565,877
Due to property partnerships                       925,301           --      925,301      896,031
Repurchase agreements                                   --      243,955      243,955           --
Other liabilities                                  215,628       11,574      227,202      156,487
                                                ----------   ----------   ----------   ----------

Total liabilities                               $1,735,406   $  964,748   $2,700,154   $1,618,395
                                                ==========   ==========   ==========   ==========


A. INVESTMENTS IN PROPERTY PARTNERSHIPS AND DUE TO PROPERTY PARTNERSHIPS

"Investments in property partnerships" represent the equity investments held by LIHTC partnerships in property level partnerships that neither we nor the LIHTC partnerships control. "Due to property partnerships" represents the capital commitments of the LIHTC partnerships in those property partnerships that have not yet been spent.

B. INVESTMENTS IN CMBS

Investments in CMBS included within consolidated partnerships were comprised of the following as of December 31, 2006:


                                                                         Percentage
                                                                             of
(Dollars in thousands)           Face      Accreted Cost  Fair Value     Fair Value
----------------------        ----------   -------------  ----------     ----------
Security rating:
   BBB-                       $  106,723    $  100,531    $  101,899         14.16%
   BB+                           124,600       106,195       106,611         14.81
   BB                            146,235       121,019       120,906         16.79
   BB-                           160,537       113,483       116,059         16.13
   B+                             79,324        49,922        50,916          7.09
   B                              81,237        46,801        48,708          6.77
   B-                            104,509        47,308        52,378          7.28
   Non-rated                     377,943       110,927       122,168         16.97
                              ----------    ----------    ----------     ---------
                              $1,181,108    $  696,186    $  719,645        100.00%
                              ==========    ==========    ==========     =========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



C. INVESTMENTS IN RESECURITIZATION CERTIFICATES

Investments  in  resecuritization   certificates  included  within  consolidated
partnerships were comprised of the following as of December 31, 2006:


                                                                            Percentage
                                                                                of
    (Dollars in thousands)            Face    Accreted Cost  Fair Value     Fair Value
--------------------------------    --------  -------------  ----------     ----------
Security rating:
   AAA                              $111,900    $106,259      $109,198         18.28%
   AA                                 66,600      64,170        65,699         11.00
   A                                  47,000      45,105        46,913          7.85
   A-                                 23,900      24,054        24,355          4.08
   BBB+                               66,800      67,266        69,013         11.55
   BBB                                61,138      56,018        57,490          9.62
   BBB-                              109,781     106,846       110,769         18.54
   BB+                                88,114      52,608        62,702         10.49
   BB                                 12,158       4,868         6,990          1.17
   BB-                                12,157       4,379         6,284          1.05
   B+                                 21,073       6,734         9,670          1.62
   B                                  11,348       2,574         3,711          0.62
   B-                                 12,158       2,079         3,006          0.50
   Non-rated                         183,741      10,367        16,515          2.76
   Non-rated interest only                --       5,148         5,176          0.87
                                    --------    --------      --------      --------
                                    $827,868    $558,475      $597,491        100.00%
                                    ========    ========      ========      ========


At December 31 2006, the non-rated interest only certificate had a combined notional amount of $1.4 billion.

Fair value of the resecuritization certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan. The remaining key assumptions used in measuring fair value at the resecuritization date were as follows:


                                                    Fair Value at    Weighted    Discount Rate
                                     Face Amount  Resecuritization    Average   applied to Cash
    (Dollars in thousands)          Held by Fund        Date        Life (yrs)       Flows
-----------------------------       ------------  ----------------  ----------  ---------------
Security rating:
 BB+                                  $ 47,820       $ 29,599         10.92           9.80%
 BB                                     12,158          6,671         11.33          11.20
 BB-                                    12,157          5,991         11.42          12.50
 B+                                     21,073          9,210         11.75          13.90
 B                                      11,348          3,520         12.02          18.70
 B-                                     12,158          2,853         12.17          23.20
 Non-rated                             186,416         16,493         13.81          49.40
 Non-rated interest only                    --          2,080         10.05          63.20
                                      --------       --------
Total                                 $303,130       $  76,417
                                      ========       ========


At the resecuritization date, the non-rated interest only certificates had a combined notional amount of $648.4 million.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



At December 31, 2006, the sensitivity of the current fair value of the resecuritization certificates to potential adverse changes is as follows:


                                                                  Expected                Discount Rate Applied to
                                                                Credit Loss                      Cash Flows
                                                           -----------------------        ------------------------
                                          Weighted                                         100 bps         200 bps
                                           Average            1%              2%           Adverse         Adverse
(Dollars in thousands)     Fair Value     Life(yrs)        CDR (1)         CDR (1)          Change          Change
----------------------     ----------     ---------        -------         -------         -------         -------
Security rating:
BB+                         $30,908         10.19           (4.40)%        (75.60)%         (7.20)%        (13.70)%
BB                            6,990         10.59           (5.90)         (75.20)          (7.20)         (13.70)
BB-                           6,284         10.73           (7.80)         (73.90)          (7.00)         (13.40)
B+                            9,670         11.07           (9.30)         (72.40)          (6.90)         (13.20)
B                             3,710         11.32          (12.10)         (66.40)          (6.20)         (11.80)
B-                            3,006         11.43          (13.80)         (60.30)          (5.40)         (10.40)
Non-rated                    16,515         13.08          (24.40)         (40.40)          (2.10)          (4.20)
Non-rated interest
only                          2,092          9.29          (65.60)         (65.60)          (3.10)          (3.10)
                            -------

Total                       $79,175
                            =======


(1) Constant Default Rate

The interest rate on the principal classes is 4.0% and 0.2% on the interest only class. During the year ended December 31, 2006, consolidated partnerships received approximately $4.7 million from retained resecuritization certificates.

Delinquencies on the collateral loans underlying the resecuritization certificates totaled 0.4% at December 31, 2006. At December 31, 2006, actual losses to date were 0.4% of the original pool balance, and projected remaining losses are estimated at 25.4% of the original pool balance.

D. NOTES RECEIVABLE

The aggregate carrying values, allocated by product type and weighted average coupons, of notes receivable as of December 31, 2006 were as follows:


                                                         Allocation   Fixed
                                                             by        Rate
                                    Total    Carrying     Product    (Average     Average
    (Dollars in thousands)       Commitment    Value        Type        Yield)      Yield
-------------------------------  ----------  --------    ----------  ---------   ---------
Product Type:
 Bridge loans, floating rate      $ 15,000   $  1,178        9.30%         --       8.35%
 Bridge loans, fixed rate           22,496     22,496       13.94        7.29         --
 B-notes, floating rate             40,000     34,157       24.79          --       9.64
 B-notes, fixed rate                17,125     12,781       10.61        8.17         --
 Mezzanine loans, floating rate     36,500     27,982       22.62          --       9.22
 Mezzanine loans, fixed rate        30,246      2,562       18.74       15.00         --
                                  --------   --------    --------    --------    -------
Total / Average                   $161,367   $101,156      100.00%      10.15%      9.07%
                                  ========   ========    ========    ========    =======


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Notes receivable had the following scheduled maturities as of December 31, 2006:


                                                   Current Carrying
                          Number of Loans               Value
Year of Maturity             Maturing               (in thousands)
----------------          ---------------          ----------------
2007                               1                  $  29,901
2008                               2                     10,756
2009                               9                     40,740
2010                               1                      6,482
2011                               2                     10,121
Thereafter                         1                      3,156
                             -------                  ---------
Total                             16                  $ 101,156
                             =======                  =========


E. FINANCING ARRANGEMENTS

The financing arrangements of the CMBS partnerships consist of three separate collateralized debt obligation offerings, with weighted average interest rates ranging from 4.7% to 8.7% and weighted average remaining maturities of 5 years to 9 years. All of this debt is recourse to the specific collateral and non-recourse to the CMBS funds.

F. NOTES PAYABLE

Of the LIHTC Partnerships notes payable balance, at December 31, 2006, $444.3 million are collateralized by equity subscriptions of certain equity partners of the investment funds. Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $150.2 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

G. REPURCHASE AGREEMENTS

At December 31, 2006, eight repurchase agreements with three counterparties provided total commitments of $495.0 million. As of December 31, 2006, the CMBS Partnerships had borrowed $214.2 million under these repurchase agreements with average maturity of 32 days and had the ability to borrow an additional $3.4 million without pledging additional collateral. As of December 31, 2006, the fair value of collateral pledged was $298.7 million. Interest rates range from 5.3% to 6.1%.

The Direct Loan fund finances its investments through three separate repurchase agreement facilities, as well as a subscription line collateralized by the remaining capital commitments from the ARESS members. As of December 31, 2006, the Direct Loan fund had borrowed $29.7 million under these repurchase agreements and had the ability to borrow an additional $21.9 million without pledging additional collateral. The repurchase agreements have weighted average interest rates ranging from 6.1% to 6.6% and weighted average remaining maturities of 31 days.

At December 31, 2006, the Direct Loan fund had borrowed $21.5 million under a subscription line facility and had the ability to borrow an additional $28.5 million. The subscription line facility, which was amended in January 2007, expires in 2010 and has an interest rate of 6.05% at December 31, 2006.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



H. FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The CMBS partnerships have entered into amortizing forward-starting swap agreements with Bear Stearns Capital Markets Inc. and Morgan Stanley Capital Services Inc. to mitigate their proportionate share of the risk of changes in the interest-related cash outflows on the next contemplated long-term debt issuance. Some of these swaps are designated as hedges under SFAS No. 133, while others are not. The Direct Loan fund has entered into spot-starting swap agreements with Bear Stearns Capital Markets, Inc. to mitigate its risk of changes in the interest-related cash outflows on its financing of its fixed rate investments. These swaps are designated as hedges under SFAS No. 133.

At December 31, 2006, those swaps not designated as hedges, had a combined notional balance of $180.7 million, a maturity of January 1, 2017, and interest rates ranging from 4.91% to 5.75%, and were in a net liability position of $2.6 million.

At December 31, 2006, those swaps designated as hedges had a combined notional balance of $175.8 million, maturity dates ranging from December 2009 to January 2017, and interest rates ranging from 4.89% to 5.75%, and were in a net liability position, in the aggregate, of approximately $2.5 million. These swaps were all determined to be effective, so the entire change in the fair value of the swaps was included in other comprehensive income of the CMBS and Direct Loan partnerships.

I. REVENUES AND EXPENSES

Revenues and expenses of consolidated partnerships consisted of the following:


                                                    Year Ended December 31,
                                              ----------------------------------
           (In thousands)                       2006         2005         2004
-----------------------------------           --------     --------     --------
Rental income                                 $ 30,701     $ 18,824     $ 11,235
Interest and other income                       53,037        5,272          978
                                              --------     --------     --------

Total revenues                                $ 83,738     $ 24,096     $ 12,213
                                              ========     ========     ========

Interest expense                              $ 47,926     $ 26,322     $ 21,395

Asset management fees                           20,960       21,600       14,547
Property operating expenses                     15,964        9,089        5,978
General and administrative expenses             17,841        8,705        4,672
Depreciation and amortization                   21,181       10,416        5,322
                                              --------     --------     --------
Other expenses                                  75,946       49,810       30,519

Total expenses                                $123,872     $ 76,132     $ 51,914
                                              ========     ========     ========


NOTE 8 - FINANCING ARRANGEMENTS

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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Following are the components of financing arrangements at December 31:


               (In thousands)                             2006           2005
--------------------------------------------           ----------     ----------
P-FLOATs/RITES                                         $  403,381     $  760,084
Floats/Residuals (formerly known as TIC/TOC)              944,799        187,108
Fixed-Rate Securitization                                 452,990             --
MBIA:
    Floater Certificates                                       --        382,500
    Auction Certificates                                       --        100,000
                                                       ----------     ----------

Total                                                  $1,801,170     $1,429,692
                                                       ==========     ==========


In June 2006, we restructured several of our securitization programs whereby our Centerbrook subsidiary is now the provider of credit intermediation, as supported by IXIS Financial Products, Inc. ("IXIS"). As a result, we terminated our securitization relationship with MBIA and created a new program through Goldman Sachs with a structure similar to our P-FLOATS program, as detailed below. In connection with the termination of the MBIA program, we paid approximately $1.4 million in termination fees (included in general and administrative expense) and $2.6 million of other costs (recorded in interest expense) in the second quarter of 2006.

A. P-FLOATS/RITES AND FLOATS/RESIDUALS PROGRAMS

We have securitized certain mortgage revenue bonds through the Merrill Lynch Pierce Fenner & Smith Incorporated ("Merrill Lynch") P-FLOATs/RITES program and through the Goldman, Sachs & Co ("Goldman Sachs") Floats/Residuals program, formerly known as the TIC/TOC program. There is no limit to the number or amount of bonds we can securitize through these programs. Under these programs, we transfer certain mortgage revenue bonds, or trust certificates that represent senior interests in the mortgage revenue bonds, to Merrill Lynch or Goldman
Sachs and they deposit each revenue bond into an individual special purpose trust. That trust, in turn, issues two types of securities:

     o Puttable Floating Option Tax-Exempt Receipts ("P-FLOATs") or "Floats", short-term senior securities which bear interest at a floating rate reset weekly at the lowest rate that will clear the market at par; and
     o Residual Interest Tax Exempt Securities ("RITES") or "Residuals", subordinate securities which receive the residual interest payment after payment of P-FLOAT or Float interest and ongoing transaction fees.

The P-FLOATs or Floats are sold to third party investors and the RITES or Residuals are generally sold back to us. We have the right, depending on the program, with at least 5 to 14 days notice to the trustee, to purchase the outstanding P-FLOATs or Floats and withdraw the underlying mortgage revenue bonds or trust certificates from the trust. When the mortgage revenue bonds or trust certificates are deposited into the P-FLOAT or Float Trust, we receive the proceeds from the sale of the P-FLOATs or Floats less certain transaction costs. In certain other cases, Merrill Lynch or Goldman Sachs may directly buy the mortgage revenue bonds from local issuers, deposit them in the trust, sell the P-FLOAT or Float security to investors and then the RITES or Residuals to us.

Due to the repurchase right, we account for the net proceeds received upon transfer as secured borrowings and, accordingly, continue to account for the mortgage revenue bonds as assets.

Credit intermediation under these programs is provided by Merrill Lynch or IXIS or by Centerbrook, as supported by either Merrill Lynch or IXIS. To facilitate the securitization, we have pledged certain additional mortgage revenue bonds (or trust certificates representing senior interests in mortgage revenue bonds) as collateral for the benefit of the credit intermediator or liquidity provider. At December 31, 2006, the total fair value of such collateral was approximately $98.6 million for the P-FLOATs/RITES program and approximately $174.0 million for the Floats/Residuals program.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



B. FIXED-RATE SECURITIZATIONS

In August 2006, we closed a $455.0 million securitization whereby we sold fixed rate certificates secured by a pool of our mortgage revenue bonds. These certificates have a weighted average life of eight years and incur interest at a weighted average fixed-rate of 4.6%. As with our other programs, we retained residual certificates associated with the securitization. The proceeds of this transaction were used to pay down existing securitization liabilities.

Details of the fixed-rate securitization certificates issued are as follows:


                               Amount
       Series              (in thousands)     Initial Rate      Remarketing Date
      --------             --------------     ------------      ----------------
        A-1                    $300,000           4.54%            August 2013
        A-2                    $155,000           4.72%            August 2016
                               --------

        Total                  $455,000
                               ========


As of December 31, 2006, approximately $453.0 million remains outstanding.

In March 2005, we terminated a prior $100.0 million fixed-rate securitization and remarketed the borrowings under the P-FLOATs/RITES program.

C. MBIA SECURITIZATION PROGRAM

Through June 2006, we securitized bonds through a program structured with MBIA where we contributed mortgage revenue bonds to Series Trusts which then issued senior and residual certificates similar to the P-FLOATs/RITES and Floaters/Residuals programs. This program was terminated in connection with the restructuring of our programs as discussed above.

D. RESTRICTED ASSETS

Certain of our subsidiaries hold mortgage revenue bonds which at December 31, 2006, had an aggregate fair value of approximately $2.3 billion that serve as collateral for securitized borrowings or are securitized. The subsidiaries holding these bonds had net assets at December 31, 2006, of approximately $710.8 million.

E. COVENANTS

We  are  subject  to  customary   covenants   with  respect  to  our   financing
arrangements. As of December 31, 2006, we were in compliance with all such covenants.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



F. COST OF FUNDS

Our annualized cost of funds relating to financing arrangements and the related amount of interest expense were as follows:


                                                        2006          2005           2004
                                                     ---------     ---------      ---------
Cost of funds (1)                                         4.17%         3.65%          2.51%
Interest expense (in millions) (1)                   $   68.7      $   44.8       $   24.6

Rate at December 31, excluding fees:
                                                          4.02%         3.33%
P-FLOATs/RITES
Floaters/Residuals (formerly known as TIC/TOC)            4.03          3.29%
Fixed rate                                                4.61            --
MBIA                                                        --          3.21%


(1) Includes effect of our swaps and, in 2006, incremental costs related to restructuring of our securitization programs.

NOTE 9 - NOTES PAYABLE

Notes payable included the following at December 31:


         (In thousands)                                   2006            2005
---------------------------------                       --------        --------
Term loan                                               $249,375        $     --
Revolving credit facility                                177,500              --
CMC warehouse line                                       122,459         179,277
CMBS repurchase lines                                     41,598              --
CMC acquisition loan                                          --          19,765
CharterMac Capital warehouse line                             --          45,613
Capri acquisition lines                                       --          60,000
Other                                                        233             233
                                                        --------        --------
  Total notes payable                                   $591,165        $304,888
                                                        ========        ========


A.  TERM LOAN AND REVOLVING CREDIT FACILITY

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

Proceeds from the Term Loan and Credit Facility were used to purchase ARCap (see
Note 2) and to repay and terminate the CMC Acquisition Line, the CharterMac Capital Warehouse Line and the Capri Acquisition Lines as discussed below. Stock of certain of our subsidiaries is pledged as collateral under the Term Loan and the Credit Facility. The weighted average net rate was 7.47% as of December 31, 2006.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



B. CMC WAREHOUSE LINE

CMC has a $100.0 million secured, revolving mortgage warehouse facility with Bank of America. The term of this facility has been extended to May 31, 2007. The facility bears interest at LIBOR plus 0.75%. The balance at December 31, 2006, includes additional borrowings pursuant to a temporary expansion of the facility that expired in February 2007.

C. CMBS REPURCHASE LINES

At December 31, 2006, we were a party to five repurchase agreements with five counterparties that provide total commitments of $280.0 million, although the maximum amount available to borrow under each facility is limited by the value of the pledged collateral. As of December 31, 2006, we borrowed $41.6 million under these agreements and had the ability to borrow $44.9 million without pledging additional collateral. As of December 31, 2006, the fair value of collateral pledged was $115.1 million. Interest rates range from 5.7% to 6.1%. Of the amounts outstanding, $11.8 million matures in 23 months, and $29.8 million has no specified maturity date, although it may be called upon six months' notice by the counterparty. As of December 31, 2006, no such notice had been received from the counterparty.

D. CMC ACQUISITION LINE, CHARTERMAC CAPITAL WAREHOUSE LINE AND CAPRI ACQUISITION LINES

In connection with the acquisition of CMC, we entered into a loan with Bank of America which was due to expire in December 2006 and bore interest at six-month LIBOR plus 2.25%. The rate was 6.83% at December 31, 2005.

CharterMac Capital had entered into a warehouse facility in the amount of $90.0 million with Bank of America, Merrill Lynch, C.D.C., Citicorp, USA, HSBC Bank USA, N.A. and Comerica Bank. This facility was due to mature in October 2006 and bore interest, at our option, at either 30-day LIBOR plus 1.70% or the prime rate plus .125%. The weighted average net rate was 6.84% December 31, 2005. This facility was collateralized by a lien on certain limited partnership interests (See Note 4).

The Capri acquisition lines with Bank of America bore interest at 60-day LIBOR plus 1.65% and were due to mature in August 2006. The weighted average interest rate on the loans was 5.81% at December 31, 2005.

These facilities were repaid and terminated in connection with our new Term Loan and Revolving Credit Facility as discussed above.

E. CENTERBROOK FACILITIES

Upon its launch in June 2006, Centerbrook entered into a $30.0 million senior debt facility and a $125.0 million mezzanine debt facility, maturing in June 2036. The senior debt facility is provided by Citibank, N.A., IXIS and one of our subsidiary companies and it generally bears interest, at our discretion, at:

     (1)  1.40% plus the higher of
               a.   the Prime Rate, or
               b.   the federal funds effective rate, as defined, plus 1/2%; or
     (2)  LIBOR plus 0.40%.

The mezzanine debt facility is provided by Citibank, N.A. and generally bears interest, at our discretion, at:

     (1)  2.25% plus the higher of
               a.   the Prime Rate, or
               b.   the federal funds effective rate, as defined,  plus 1/2%, or
     (2)  LIBOR plus 1.25%.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



As of December 31, 2006, no amounts were outstanding under these facilities.

F. COVENANTS

We are subject to customary covenants with respect to our various notes payable. As of December 31, 2006, we were in compliance with all such covenants.

NOTE 10 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following at December 31:


                (In thousands)                               2006         2005
-----------------------------------------------            --------     --------
Deferred revenues                                          $ 92,564     $ 70,025
Distributions payable                                        41,554       41,080
Accounts payable                                             18,626       22,314
Salaries and benefits                                        29,551       15,816
Accrued fund organization and offering expenses              11,860        9,562
Escrow/deposits payable                                       5,570        6,128
Accrued interest payable                                      5,825        4,879
Interest rate swaps at fair value (Note 11)                   1,997          208
Restructuring accrual                                         1,128         --
Other                                                         5,669        8,353
                                                           --------     --------

Total                                                      $214,344     $178,365
                                                           ========     ========


The accrued restructuring costs pertain to integration actions with respect to the acquisition of ARCap (see Note 2). We recorded these costs in general and administrative expenses in the second quarter of 2006. A roll forward of the restructuring costs is as follows:


                                             Fund        Mortgage
                                          Management      Banking
         (In thousands)                     Segment       Segment        Total
--------------------------------          ----------     ---------      -------
Employee termination costs
   Balance at January 1, 2006               $    --       $    --       $    --
   Additions                                    580         1,251         1,831
   Payments                                    (174)         (144)         (318)
   Adjustments                                 (171)         (378)         (549)
                                            -------       -------       -------
   Balance at December 31, 2006                 235           729           964
                                            -------       -------       -------

Lease termination costs
   Balance at January 1, 2006                    --            --            --
   Additions                                     --           164           164
                                            -------       -------       -------
   Balance at December 31, 2006                  --           164           164
                                            -------       -------       -------

Total                                       $   235       $   893       $ 1,128
                                            =======       =======       =======


Adjustments represent the reversal of amounts due to employee attrition in advance of severance dates or amounts reclassified as retention bonuses. We anticipate that the restructuring will be substantially completed by the end of the first quarter of 2007 and do not anticipate increases to the amounts detailed above.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 11 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

Our financing arrangements and notes payable (see Notes 8 and 9) incur interest expense at variable rates, exposing us to interest rate risk. We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk. We currently manage a portion of our interest rate risk resulting from the exposure to variable rates on our financing agreements through the use of interest rate swaps indexed to the BMA rate, the most widely used tax-exempt floating rate index, or to LIBOR. Under each swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the BMA or LIBOR index. The average BMA rate was 3.45% in 2006, 2.45% in 2005 and 1.22% in 2004. The average LIBOR rate was 5.13% in 2006, 3.46%
in 2005 and 1.54% in 2004.

At inception, we designate these swaps as hedging instruments in cash flow hedges with the hedging relationships item being the variable interest payments on our floating rate debt. We assess both at the inception of the hedge and on an ongoing basis whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the variable interest payments in our floating rate debt, the forecasted transactions are the interest payments. An inherent risk of these swap agreements is the credit risk related to the counterparty's ability to meet terms of the contracts with us.

We have entered into swap agreements as follows:


                                              Notional
                                        Amount at December 31,
          Counterparty                      (in millions)           Inception Date    Expiration Date       Rate
-------------------------------         ----------------------      --------------    --------------- -----------------
                                          2006          2005
                                        --------      --------
CASH FLOW HEDGES:
Merrill Lynch Capital Services, Inc.    $   --        $ 50.0         January 2001      January 2006    3.98%
Bank of America                          100.0         100.0         January 2005     December 2007    2.56%
Bank of America                           50.0          50.0         January 2005      January 2008    2.00% in 2005,
                                                                                                       2.78% in 2006
                                                                                                       and 3.27% in 2007
Bank of America                           50.0          50.0         January 2005      January 2008    2.86%
Bank of America                           50.0          50.0         January 2005      January 2009    3.08%
RBC Capital Markets                      100.0         100.0         January 2005      January 2009    3.075%
Wachovia (1)                             275.0          --            August 2006       August 2009    5.25%
Bank of America                          100.0         100.0         January 2005      January 2010    3.265%
                                        ------        ------
   Subtotal cash flow hedges             725.0         500.0
                                        ------        ------
FAIR VALUE SWAP:
Bank of America                             --          26.0        November 2005     November 2014    4.92%
                                        ------        ------
Total                                   $725.0        $526.0
                                        ======        ======


(1) We entered into a new $275.0 million interest rate swap during 2006 in connection with our new term loan and revolving credit facility (see Note
     9).

We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



For the cash flow hedge swaps in place and others that have expired, there was ineffectiveness for certain of our swaps in the hedging relationships during the three years ended December 31, 2006. We recorded ineffectiveness of approximately $1.5 million.

We also had an interest rate swap with a notional amount of $26.0 million that hedged the change in the fair value of a $26.0 million investment. This swap was assigned to AMAC when we sold AMAC the related investment (see Note 4). Prior to its assignment, we did not elect to apply hedge accounting to this swap and, therefore, the change in its fair value was included in net income.

For discussion of derivatives related to consolidated partnerships, see Note 7.

Interest rate swaps for which we are in a net settlement liability position are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net settlement asset position are recorded in other assets. The amounts recorded at December 31 were as follows:


            (In thousands)                      2006             2005
---------------------------------------       --------         --------
Net liability position                         $1,997           $  208
Net asset position                             $2,236           $4,857


Interest expense included the following expense (income) related to our swaps for the years ended December 31:


               (In thousands)                        2006       2005      2004
------------------------------------------         --------   -------   -------
Interest expense                                   $   448    $ 2,963   $ 1,807
Interest income                                     (2,299)      (219)      (82)
Change in fair value of free standing swap
   assigned to AMAC                                   (203)       203        --
                                                   -------    -------   -------

Total                                              $(2,054)   $ 2,947   $ 1,725
                                                   =======    =======   =======


We estimate that approximately $2.9 million of net unrealized gain included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months, due to the fact our swaps have been and we expect they will continue to be effective.

NOTE 12 - INCOME TAXES

A large majority of our pre-tax income is derived from our Portfolio Investing businesses and the Fund Management businesses we acquired with ARCap, which are structured as flow-through entities; as such, the income from those investments does not subject us to income taxes. The remainder of the Fund Management business and the entire Mortgage Banking business are conducted in corporations and are subject to income taxes.

The components of our pre-tax income were as follows:


          (In thousands)                     2006          2005          2004
--------------------------------           --------      --------      --------
Not subject to tax                         $ 79,341      $ 79,309      $ 80,085
Subject to tax                              (31,555)      (48,872)      (31,965)
                                           --------      --------      --------
Total income before income taxes           $ 47,786      $ 30,437      $ 48,120
                                           ========      ========      ========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The income tax (benefit) provision consisted of the following components:


          (In thousands)              2006       2005        2004
---------------------------------   --------   --------    --------
Current:
  Federal                           $  1,107   $ (1,783)   $  2,279
  State and local                      3,230      1,384       1,022
                                    --------   --------    --------
Total current                          4,337       (399)      3,301

Deferred:
  Federal                            (17,560)   (18,012)    (13,286)
  State and local                     (9,436)   (10,166)     (7,258)
                                    --------   --------    --------
Total deferred                       (26,996)   (28,178)    (20,544)

Valuation allowance                   29,151         --          --
                                    --------   --------    --------

Total tax provision (benefit)       $  6,492   $(28,577)   $(17,243)
                                    ========   ========    ========


The tax provision (benefit) does not include:

     (1) the current tax benefit related to additional tax deductions for share based compensation which was credited to beneficial owners' equity; or
     (2) the deferred tax benefit and related valuation allowance resulting from unrealized losses on derivative contracts which was credited to other comprehensive income.

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed at the balance sheet date.

A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:


                                                     2006       2005      2004
                                                    ------     ------    ------
Statutory tax rate                                   35.0 %     35.0 %    35.0 %
Partnership income not subject to tax               (54.2)     (89.6)    (56.4)
State and local taxes, net of federal benefit        (8.6)     (19.0)     (8.2)
SCUs / SMUs (see Note 13)                           (13.0)     (13.2)     (3.4)
Valuation allowance                                  61.1         --        --
Tax-exempt interest                                  (5.3)      (6.1)       --
Share based compensation                             (0.5)      (0.7)     (1.4)
Other                                                (0.9)      (0.3)     (1.4)
                                                   ------     ------    ------
Effective tax rate                                   13.6 %    (93.9)%   (35.8)%
                                                   ======     ======    ======


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The components of the deferred tax assets and (liabilities) are as follows:


                   (In thousands)                            2006        2005
----------------------------------------------------       --------    --------
DEFERRED TAX ASSETS:
Deferred revenue                                           $ 42,720    $ 31,142
Share based compensation                                      4,599       3,216
Unrealized loss on derivatives                                5,273       1,331
Purchased servicing rights                                    1,632          --
Bad debt reserves                                             3,518       1,885
Partnerships and depreciation                                 2,996          --
Tax credits and state operating loss carry forwards           2,654       1,026
Other, net                                                      396         415
                                                           --------    --------
Total deferred tax assets                                    63,788      39,015
                                                           --------    --------

DEFERRED TAX LIABILITIES:
Intangible assets                                           (20,250)    (26,575)
Deferred costs                                               (1,119)     (1,562)
Originated mortgage service rights                           (9,329)     (9,029)
                                                           --------    --------
Total deferred tax liabilities                              (30,698)    (37,166)
                                                           --------    --------

Valuation allowance                                         (33,090)         --
                                                           --------    --------

Net deferred tax asset                                     $     --    $  1,849
                                                           ========    ========


At December 31, 2006, our corporate subsidiaries had the following carry forwards:

                                                                  (In thousands)
Low income housing credits (expiring starting in 2024)               $  1,234
Alternative minimum tax credits (do not expire)                      $  1,420

In 2006, we determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of our deferred tax assets will likely not be realized and therefore we have provided a full valuation allowance.

The Internal Revenue Service is examining the consolidated corporate federal income tax return for our subsidiaries subject to taxes for the tax periods ended June 30, 2003, December 31, 2003 and December 31, 2004. The New York City taxing authority is examining the partnership tax returns of one of our subsidiaries for the years ended December 31, 2003 and December 31, 2004. These examinations are in a preliminary stage and no significant issues have yet been raised.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 13 - SUBSIDIARY EQUITY

A. PREFERRED SHARES OF A SUBSIDIARY - SUBJECT TO MANDATORY REPURCHASE

Since June 1999, we have issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase, through our Equity Issuer Trust I ("Equity Issuer") subsidiary.


                                                                            Liquidation
  Preferred        Date of       Mandatory      Mandatory     Number of    Preference per   Total Face     Dividend
   Series          Issuance       Tender        Repurchase      Shares         Share          Amount         Rate
--------------------------------------------------------------------------------------------------------------------
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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

In accordance with SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150") we classify the Preferred Shares as liabilities in our balance sheet and include the dividends paid for those share as interest expense in our consolidated statements of income.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



B. PREFERRED SHARES OF A SUBSIDIARY - NOT SUBJECT TO MANDATORY REPURCHASE

In May 2004, Equity Issuer issued the following Cumulative Preferred Shares, which are not subject to mandatory repurchase:


                                                Liquidation
 Preferred          Date of       Number of     Preference    Total Face     Dividend
   Series           Issuance       Shares        per Share      Amount         Rate
--------------------------------------------------------------------------------------
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

In accordance with SFAS No. 150, as these shares are not subject to mandatory repurchase, we classify them as mezzanine equity and the associated dividends are classified outside of interest expense in the consolidated statements of income.

C. MINORITY INTERESTS

Minority interests in consolidated subsidiaries consisted of the following at December 31:


         (In thousands)                                   2006            2005
--------------------------------                        --------        --------
Convertible SCUs of a subsidiary                        $231,262        $250,866
Convertible SMUs of a subsidiary                           5,110          11,408
Convertible SCIs of a subsidiary                           4,758              --
Other                                                      6,260              --
                                                        --------        --------

Total                                                   $247,390        $262,274
                                                        ========        ========


Income (loss) allocated to minority interests was as follows for the years ended December 31:


      (In thousands)                 2006               2005              2004
--------------------------         --------           --------          --------
SCUs                               $ 16,131           $ 23,091          $ 28,174
SMUs                                    102                330                --
SCIs                                     80                 --                --
Other                                  (219)                --               194
                                   --------           --------          --------

Total                              $ 16,094           $ 23,421          $ 28,368
                                   ========           ========          ========


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



SCUS

In connection with our acquisition of CharterMac Capital, our subsidiary issued membership interests in the form of 16.1 million special common units ("SCUs"). SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions. SCU distributions are payable only to the extent of the subsidiary's cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall. Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.

Each holder of SCUs has the right to:

     o    exchange all or a portion of their SCUs for cash; and
     o receive cash for any accrued but unpaid distributions with respect to SCUs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we may, at our discretion, exchange the SCUs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments. We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert. Our subsidiary may not pay any distributions to the parent trust until it has paid all SCU distributions. Through December 31, 2006, all SCU distributions have been paid.

As of December 31, 2006, there were approximately 14.8 million SCUs outstanding and approximately 14.9 million were outstanding at December 31, 2005.

SMUS

The Special Membership Units ("SMUs") outstanding were issued in connection with the CCLP acquisition (See Note 2). Additional SMUs which were issued in connection with a preferred investment in CCA (see Note 4) were returned and/or cancelled in connection with the closure of CRES (see Note 2).

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

Our subsidiary may not pay any distributions to the parent trust until it has paid all SMU distributions. Through December 31, 2006, all SMU distributions have been paid.

As of December 31, 2006, there were approximately 278,000 SMUs outstanding and approximately 539,000 were outstanding at December 31, 2005.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



SCIS

In connection with our acquisition of ARCap (see Note 2), our subsidiary issued membership interests in the form of approximately 268,000 SCIs. SCI holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCI distributions are initially $1.72 per year, subject to an adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on our common shares.

Each holder of SCIs has the right to:

     o    exchange all or a portion of their SCIs for cash; and
     o receive cash for any accrued but unpaid distributions with respect to SCIs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we may, at our discretion, exchange the SCIs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments. We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert.

As of December 31, 2006, there were approximately 268,000 SCIs outstanding.

OTHER

"Other" minority interests at December 31, 2006, primarily represent the 10% interest in Centerbrook owned by IXIS. IXIS has been issued warrants which, generally, may be exercised beginning June 2009, and if exercised, would increase IXIS' ownership percentage to 19%. We purchased the outstanding minority interest in CMC during the first quarter of 2005 (see Note 2).

NOTE 14 - SHAREHOLDERS' EQUITY

A. SPECIAL PREFERRED VOTING SHARES

Each holder of SCUs (see Note 13) also holds one special preferred voting share (at a par value of $.01 per share) for each SCU. The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of our common shareholders. We have the right to require that each special preferred voting share be redeemed at par and cancelled simultaneously upon the exchange of an SCU by its holder into cash or a common share. Other than the payment of $.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.

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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     o not exercise any right as shareholder of our Company to nominate any independent trustee.

With the exception of Stephen M. Ross (see Note 18), the voting agreement will terminate for each of the remaining selling principals at the time he or she is no longer an employee, officer, or trustee of our Company. The voting agreement with respect to Mr. Ross will remain in effect as long as he owns any of our special preferred voting shares or common shares.

B. CONVERTIBLE CRA SHARES

Our Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") enable financial institutions to receive certain regulatory benefits in connection with their investment. We have developed a proprietary method for allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as our common shareholders including:

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

At December 31, 2006 and 2005, we had the following Convertible CRA Shares outstanding:


                                                       (In thousands)
                                                       --------------
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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



respect to distributions, which are cumulative and fixed at 4.4% of the liquidation amount of $50 per share. The shares have no stated maturity.

Beginning July 2008, the 4.4% Convertible CRA Preferred Shares will be convertible into our common shares at the option of the holders thereof at any time at a conversion rate of approximately 1.81 common shares each (a total of approximately 3.9 million common shares), subject to stipulated conversion adjustment conditions. Also beginning July 2008, we may redeem the shares at a price equal to their liquidation amount plus any accrued and unpaid distributions. The shares are also subject to remarketing provisions beginning in July 2015. All distributions have been paid through December 2006.

D. ISSUANCES AND CONVERSIONS

In June 2004, we sold 5.75 million common shares to the public for net proceeds of approximately $105.5 million after deducting underwriting discounts and commissions. The underwriters for this offering were Wachovia Securities, UBS Securities LLC, RBC Capital Markets Corporation and Legg Mason Wood Walker.

As noted above, we issued approximately 2.2 million of our 4.4% Convertible CRA Preferred Shares in July 2005 for gross proceeds of $108.0 million. Net of underwriters fees and expenses, our net proceeds were approximately $104.5 million. Meridian Investments acted as placement agent for this offering.

Holders of Convertible CRA shares and subsidiary equity units converted holdings as follows:


                                             Number    Common shares
       Year                                converted      issued      Cash paid
      ------                               ---------   -------------  ---------
       2004     Convertible CRA shares     1,627,691     1,600,028          --
                SCUs                         933,000       933,000          --

       2005     SCUs                         287,000       287,000          --

       2006     SCUs                          60,000        20,000    $723,000
                SMUs                          75,000        75,000          --


Additionally, in connection with the closure of CRES (see Note 2), we cancelled approximately 114,000 SMUs and 72,000 others were returned to us. We reversed the aggregate amount of approximately $4.1 million from minority interests to goodwill.

E. DIVIDEND REINVESTMENT PLAN

In May 2000, we implemented a dividend reinvestment and common share purchase plan. Under this plan, common shareholders may elect to have their distributions automatically reinvested in additional common shares at a price equal to the average of the high and low market price from the previous day's trading, and make cash payments for further investment. As of December 31, 2006, there were approximately 153,000 shares participating in the plan, which represented 354 investors.

F. REPURCHASES

The board of trustees has authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 1.5 million common shares. This plan has no expiration date. The repurchases will be made in the open market and the timing is dependent on the availability of common shares and other market conditions. During 2006, we entered into a 10b5-1 trading plan to facilitate the purchases of shares under this program.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



In addition to the repurchase plan, we may repurchase shares from employees in connection with tax withholding requirements upon vesting of restricted share grants. We account for repurchased common shares as treasury shares of beneficial interest.

During the years ended December 31, we repurchased shares as follows, including shares we purchased through the 10b5-1 plan, shares purchased in 2006 prior to implementing that plan, and via employee withholdings:


                (in thousands)                              2006         2005          2004
-----------------------------------------------            -------      -------       ------
Number of shares                                             1,082          187          111
Cost, including commissions and service charges            $20,883      $ 4,165       $2,592


All   repurchases   during  2005  or  2004  were  in  connection  with  employee withholdings and there were no repurchases made under the repurchase plan during those years.

Although additional shares may be repurchased in 2007, we are unable to estimate how many.

G. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income were as follows:


                               Net Unrealized
                               Gain/(Loss) on    Net Unrealized
                                  Mortgage       Gain/(Loss) on                     Accumulated Other
                               Revenue Bonds,     Derivatives,                        Comprehensive
       (In thousands)            Net of Tax        Net of Tax           Other         Income (Loss)
----------------------------   --------------    --------------     ------------    -----------------
Balance at January 1, 2004       $  31,395        $  (2,959)                           $  28,436
Period change                      (15,806)          (1,078)                             (16,884)
                                 ---------        ---------                            ---------
Balance at December 31, 2004        15,589           (4,037)                              11,552
Period change                       82,669            5,848          $      35            88,552
                                 ---------        ---------          ---------         ---------
Balance at December 31, 2005        98,258            1,811                 35           100,104
Period change                      (32,535)          (2,267)             1,561           (33,241)
                                 ---------        ---------          ---------         ---------
Balance at December 31, 2006     $  65,723        $    (456)         $   1,596         $  66,863
                                 =========        =========          =========         =========


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

The compensation committee of our board of trustees administers the Plan. Pursuant to the Plan, the maximum number of common shares that may be awarded is the lesser of:

     o 10% of the number of total shares outstanding (as defined in the Plan) as of December 31 preceding issuances of such awards; and

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



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

We granted the following options pursuant to the Plan (none were granted in 2004):


                          Weighted                            Weighted
                          Average           Weighted          Average
Year       Number      Exercise Price     Average Term     Vesting Period
----     ----------    --------------    -------------    ----------------
2005       656,515         $24.35          10.0 years        3.0 years
2006       544,000         $21.78           7.4 years        2.1 years


We used the following weighted average assumptions in the Black-Scholes option pricing model to determine fair values of options granted:


                                                      2006          2005
                                                     ------        ------
Risk free interest rate                               4.42%         3.01%
Expected years until exercise                         1.71          2.00
Expected stock volatility                            23.14%        20.38%
Dividend yield                                        8.11%         6.71%


The following table summarizes share option activity in our share option plans as of the year ended December 31:


                                         2006                          2005                           2004
                               -------------------------      -----------------------       ------------------------
                                                Weighted                     Weighted                       Weighted
                                                Average                       Average                       Average
                                                Exercise                     Exercise                       Exercise
                                Options          Price         Options         Price         Options         Price
                               ---------        --------      ---------      --------       ---------       --------
Outstanding at beginning
  of year                      1,510,341         $20.42       1,075,313       $17.36        1,119,914        $17.33

Granted                          544,000          21.78         656,515        24.35               --            --
Forfeited                             --             --              --           --          (22,167)        17.56
Exercised                        (35,600)         21.18        (221,487)       17.18          (22,434)        15.73
                               ---------         ------       ---------       ------        ---------        ------
Outstanding at end of year     2,018,741         $20.77       1,510,341       $20.42        1,075,313        $17.36
                               =========         ======       =========       ======        =========        ======



               (In thousands)                          2006      2005      2004
---------------------------------------------         ------    ------    ------
Fair value of options granted during the year         $  852    $1,196    $   --
                                                      ======    ======    ======

Compensation cost recorded                            $  937    $  895    $  597
                                                      ======    ======    ======


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                                       As of December 31, 2006
                                         --------------------------------------------------
                                                                 Weighted
                                                                  Average
                                                      Weighted   Remaining     Aggregate
                                                      Average    Contractual   Intrinsic
                                                      Exercise      Term         Value
                                          Options       Price    (in years)  (in thousands)
                                         ---------    ---------  ----------- --------------
Vested and expected to vest at
  end of period                          2,018,741    $   20.77       7.2      $   3,508
                                         =========    =========    ======      =========

Exercisable at end of year                 943,751    $   17.48       6.2      $   2,032
                                         =========    ========     ======      =========


The aggregate intrinsic value in the table above represents the difference between our closing common share price on December 31, 2006, and the exercise price, multiplied by the number of "in the money" options. This amount will change based on the fair market value of our common shares.

The following table summarizes information about share options outstanding and exercisable at December 31, 2006:


                                                 Weighted
                                                 Average
                                                Remaining
                              Number           Contractual         Number
      Exercise Price       Outstanding       Life (in Years)    Exercisable
      --------------       -----------       ---------------    -----------
          $11.56              51,576               3.3             51,576
          $17.56               2,250               5.7              2,250
          $17.78             800,000               6.9            400,000
          $21.18             123,910               0.2            123,910
          $21.61              20,000               8.4              6,667
          $22.03             384,490               9.0                 --
          $24.44             636,515               8.0            359,348
                           ---------            ------          ---------
                           2,018,741               7.2            943,751
                           =========            ======          =========


C. NON-VESTED SHARES AND SCUS

We issue restricted share grants primarily in connection with acquisitions or employee bonuses. In conjunction with the CharterMac Capital acquisition in 2003, we issued restricted common shares to various individuals who are either employees of CharterMac Capital or are one of the selling principals, most of which vested over periods ranging from three months to four years. During 2006, in connection with the ARCap acquisition, we issued approximately 1.7 million restricted common shares to ARCap employees (see Note 2), of which approximately 56,000 shares vested immediately, with the remaining vesting over a period of one to four years.

Also, in conjunction with the CharterMac Capital acquisition, our subsidiary issued SCUs to employees other than the selling principals. These SCUs vest over periods ranging from three to four years.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Activity with respect to non-vested shares and SCUs was as follows for the years ended December 31:


                                                    Weighted               Weighted
                                                     Average                Average
                                     Non-vested    Grant Date  Non-vested  Grant Date
                                        shares     Fair Value     SCUs     Fair Value
                                     ----------    ----------  ----------  ----------
Non-vested at January 1, 2004           725,557    $   19.33     217,300    $   17.92
Granted                                 109,932        20.27      93,100        17.92
Vested                                 (312,776)       19.40          --           --
Forfeited                               (28,022)       19.33          --           --
                                      ---------    ---------    --------    ---------
Non-vested at December 31, 2004         494,691        19.37     310,400        17.92
                                      ---------    ---------    --------    ---------
Granted                                 119,592        22.37          --           --
Vested                                 (365,022)       19.78          --           --
Forfeited                                (8,067)       19.46          --           --
                                      ---------    ---------    --------    ---------
Non-vested at December 31, 2005         241,194        20.25     310,400        17.92
                                      ---------    ---------    --------    ---------
Granted                               2,170,371        19.73          --           --
Vested                                 (300,483)       20.06    (148,087)       17.92
Forfeited                               (22,511)       20.56          --           --
                                      ---------    ---------    --------    ---------
Non-vested at December 31, 2006       2,088,571    $   19.74     162,313    $   17.92
                                      =========    =========    ========    =========


               (In thousands)                         2006      2005      2004
----------------------------------------------       -------   -------   -------
Compensation cost recorded, net of forfeitures       $14,209   $ 7,543   $11,035


D. UNAMORTIZED COSTS AND SHARES AVAILABLE FOR GRANT

As of December 31, 2006, there was $35.3 million of total unrecognized compensation cost related to share options and non-vested share-based compensation grants. We expect to recognize this compensation cost over a weighted-average period of 2.9 years.

As of December 31, 2006, there were approximately 3.8 million options or share grants available for issuance under the Plan.

E. TRUSTEE GRANTS

Our independent trustees receive a portion of their annual compensation in common shares. In 2006, we issued 5,862 shares for trustee compensation as compared to 7,518 in 2005. An additional 5,047 were issued in January 2007 in connection with 2006 services. Expense we recognized related to the 2005 grants was approximately $150,000. Expense related to those shares issued in 2006 and 2007 was approximately $218,000.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 16 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of the following for the years ending December 31:


               (In thousands)                       2006       2005       2004
---------------------------------------------     --------   --------   --------
Salaries and benefits                             $ 94,916   $ 68,983   $ 56,044
Fund origination and property acquisition
   expenses                                         12,338     15,704     15,980
Operating costs of real estate owned (Note 6)        4,861      3,218         --
Restructuring costs (Note 10)                        1,446         --         --
Other general and administrative                    52,087     40,708     29,282
                                                  --------   --------   --------

Total                                             $165,648   $128,613   $101,306
                                                  ========   ========   ========


Fund origination and property acquisition expenses represent costs incurred in connection with originating tax-credit equity investment funds and acquiring properties for those investment funds.

NOTE 17 - EARNINGS PER SHARE, PROFIT AND LOSS ALLOCATIONS AND DISTRIBUTIONS

We allocate the income of CCC (the subsidiary we created as CharterMac Capital's direct parent) first to the holders of the SCUs for an amount based on a proportionate share of net income. Beginning in 2005, we made a similar allocation for SMU holders of our CM Investor subsidiary and also a similar allocation beginning in 2006 for SCI holders of our ARCap subsidiary. We then allocate the remaining profits to shareholders in accordance with their percentage interests.


    (In thousands, except per share amounts)            Income   Shares*   Per Share
------------------------------------------------       --------  -------   ---------
2006:
----

Net income                                             $41,294
Preferred dividends                                      4,752
                                                       -------
Net income allocable to shareholders (Basic EPS)        36,542    58,154   $   0.63
                                                                           ========
Effect of dilutive securities                               --       557
                                                       -------   -------
Diluted EPS                                            $36,542    58,711   $   0.62
                                                       =======   =======   ========

2005:
----

Net income                                             $59,014
Preferred dividends                                      2,020
                                                       -------
Net income allocable to shareholders (Basic EPS)        56,994    58,018   $   0.98
                                                                           ========
Effect of dilutive securities                               --       273
                                                       -------   -------
Diluted EPS                                            $56,994    58,291   $   0.98
                                                       =======   =======   ========

2004:
----

Net income allocable to shareholders (Basic EPS)       $65,363    54,786   $   1.19
                                                                           ========
Effect of dilutive securities                               --       361
                                                       -------   -------
Diluted EPS                                            $65,363    55,147   $   1.19
                                                       =======   =======   ========

* Includes common and Convertible CRA Shares (see Note 14).


                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 18 - RELATED PARTIES

A. TRCLP

General and administrative expenses include shared service fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company owned by our chairman.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage and are included in "Other expenses of consolidated partnerships".

B. AMAC

We collect asset management fees, incentive management fees and expense reimbursements from AMAC. These fees are included in "Fee income" or "Other revenues" in the consolidated statements of income. We entered into a new agreement, effective as of April 2006 whereby the basis of certain of the fees we earn have changed, although we do not expect the fees earned to differ significantly from the previous agreement absent the effect of AMAC's growth.

In April 2006, we sold an investment to AMAC, for which AMAC had held a subordinated co-investment interest (see Note 4). In connection with the sale, we also transferred an interest rate swap we had accounted for as a free standing derivative (see Note 11). We sold the investment for its par value and recognized no gain or loss on the transaction.

In June 2004, we entered into an unsecured revolving credit facility with AMAC to provide it up to $20.0 million, bearing interest at LIBOR plus 3.0%, which is to be used by AMAC to purchase new investments and for general corporate purposes. In April 2006, we increased the facility to $50.0 million. As of December 31, there were advances to AMAC of $15.0 million outstanding under this facility. Income we earn from this facility is included in "Other interest income" in the consolidated statements of income. In the opinion of management, the terms of this facility are consistent with those of loan transactions with independent third parties.

During 2006, our Mortgage Banking subsidiaries originated over $535.5 million in loans on behalf of AMAC and received approximately $2.8 million of mortgage banking fees from the borrowers. We also received approximately $739,000 in referral and equity fees in connection with loans originated for TRCLP entities. We record all of these fees in "Fee income" in the consolidated statements of income.

During 2006, we funded a first mortgage note in the approximate amount of $27.3 million as part of a refinancing of one of AMAC's loans. The note is included in "Other investments" (see Note 4).

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

We serve as the collateral manager for AMAC's collateralized debt obligation ("CDO") offering of approximately $362.0 million in November 2006. We also service all of the loans in AMAC's CDO, as well as other loans currently held by AMAC outside of the CDO. In this capacity, we perform all primary servicing functions as well as special servicing of any loans in default. We receive fees from AMAC based on the dollar amount of loans we service and record these fees in "Fee income" in the consolidated statements of income.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



C. INCOME STATEMENT IMPACT

Fees paid to TRCLP and income earned from AMAC was as follows as of December 31:


                (In thousands)                           2006     2005     2004
----------------------------------------------          ------   ------   ------
Shared service fee expense                              $  620   $  507   $4,252
TRCLP property management services expense              $4,277   $3,158   $1,751
AMAC asset management and incentive management
   fee income and expense reimbursements                $3,630   $4,926   $2,248
AMAC credit facility interest income                    $1,461   $   87   $  195
AMAC servicing fees                                     $   66   $   --   $   --


NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


(In thousands, except per share amounts)                2006 Quarter Ended (1)
                                             ----------------------------------------------
                                             March 31    June 30  September 30  December 31
                                             --------   --------  ------------  -----------
Total revenues                               $ 72,139   $ 79,231    $107,947     $127,942

Income before income taxes                   $ 11,738   $  3,843    $ 21,804     $ 10,401

Net income                                   $ 14,657   $  4,248    $ 14,571     $  7,818

Net income per share (4)

   Basic                                     $   0.23   $   0.05    $   0.23     $   0.11

   Diluted                                   $   0.23   $   0.05    $   0.23     $   0.11

Weighted average shares outstanding
   Basic                                       58,578     58,639      58,015       57,878
   Diluted                                     58,895     58,919      58,396       58,458


                                                     2005 Quarter Ended
                                      --------------------------------------------------
                                      March 31   June 30   September 30  December 31 (2)
                                      --------   --------  ------------  ---------------
Total revenues (3)                    $ 57,946   $ 78,480    $ 78,844      $ 79,828

Income (loss) before income taxes     $  6,420   $ 19,109    $ 13,662      $ (8,754)

Net income                            $ 14,785   $ 19,444    $ 18,678      $  6,107

Net income per share (4)

   Basic                              $   0.26   $   0.34    $   0.31      $   0.08

   Diluted                            $   0.25   $   0.33    $   0.31      $   0.08

Weighted average shares outstanding
   Basic                                57,821     57,890      58,059        58,294
   Diluted                              58,236     58,274      58,366        58,532


(1) Includes expense related to valuation allowances recorded against deferred tax assets (see Note 12) of $1.2 million during March 31 quarter, $8.1 million during June 30 quarter, $10.2 million during September 30 quarter and $9.7 million during December 31 quarter.
(2) Includes a $22.6 million non-cash pre-tax charge (equal to $12.3 million after tax, or $0.21 per basic and diluted share) related to the write-off of the "Related Capital Company" trade-name intangible asset (see Note 5).
(3) Includes reclassification adjustments related to real estate owned from a "Held for Sale" classification to "Held and Used" (see Note 6).
(4) The total for the year may differ from the sum of the quarters as a result of weighting.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



NOTE 20 - BUSINESS SEGMENTS

We operate in four business segments:

1. Portfolio Investing, which includes subsidiaries that invest primarily in tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities and other investments. The proceeds of the mortgage revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing throughout the United States.

     Through this segment, we also invested in other entities, such as our pre-acquisition preferred and common investments in ARCap, our pre-termination participating loan to CCA, our preferred investment in CCA prior to the acquisition of CRES, our co-investment in CUC and our pre-liquidation investment in a fund that CRES sponsored.

2.   Fund Management, which includes:

     o Tax Credit Fund Sponsorship - subsidiaries that sponsor real estate equity investment funds that primarily invest in LIHTC properties. In exchange for sponsoring and managing these funds, we receive fee income for providing asset management, underwriting, origination and other services;
     o High Yield CMBS Fund Sponsorship - subsidiaries that sponsor and manage funds that invest in high yield real estate instruments including B-Notes, bridge loans, mezzanine loans and subordinated interests associated with CMBS, commercial real estate mortgages and similar investments. These subsidiaries also hold, for investment, investments like the ones held by sponsored funds. These subsidiaries earn income and promotes from equity investments in the sponsored funds and interest income from their investments;
     o Advisory Services - subsidiaries that provides advisory services to the parent trust, other subsidiaries of ours and to AMAC;
     o    Direct Loan Fund Sponsorship - our equity interest in ARESS;
     o    Equity Fund Sponsorship - our membership interest in CUC; and
     o Credit Intermediation - subsidiaries that participate in credit intermediation transactions, including those for pools of mortgage loans and provide specified returns to investors in LIHTC equity funds and credit intermediation to our portfolio investing businesses, in exchange for fees.

3. Mortgage Banking, which includes subsidiaries that originate and underwrite predominantly multifamily mortgage loans on behalf of third parties, including:

     o    Fannie Mae;
     o    Freddie Mac;
     o    the FHA;
     o    GNMA;
     o    AMAC and ARESS; and
     o    Insurance companies and conduits.

     In exchange for these activities, we receive origination fees.

     This segment also includes subsidiaries that provide multifamily and commercial loan servicing for third parties and special servicing on the CMBS securitizations in which either we, or the funds we manage, invest. In exchange for these services, we earn a variety of fees, including base servicing fees, liquidation fees, and assumption and modification fees. This segment also earns interest income on escrow and reserve balances held on loans we service.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



4. Consolidated Partnerships, which primarily include the LIHTC equity funds and debt funds we sponsor through the Fund Management segment's subsidiaries and which we are required to consolidate in accordance with FIN 46(R), as well as other partnerships we control but in which we have little or no equity interest. This segment also includes CMBS and Direct Loan Investing funds we sponsor in which we have minority interests but for which our subsidiaries are general partners.

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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



The following table provides more information regarding our segments:


(In thousands)                                      2006            2005           2004
                                               --------------- --------------- -------------
REVENUES
   Portfolio Investing                           $   203,632    $   169,355    $   142,911
   Fund Management (1)                               131,365        117,752         92,663
   Mortgage Banking (1)                               62,797         43,572         21,028
   Consolidated partnerships (2)(3)                   83,738         24,096         12,213
   Elimination of intersegment transactions          (94,273)       (59,678)       (36,383)
                                                 -----------    -----------    -----------
Consolidated                                     $   387,259    $   295,097    $   232,432
                                                 ===========    ===========    ===========

CAD
   Portfolio Investing                           $   101,022    $   102,927    $   106,317
   Fund Management (1)                                59,550         58,010         52,215
   Mortgage Banking (1)                               20,199         14,871          4,388
                                                 -----------    -----------    -----------
   Total Segment CAD                                 180,771        175,808        162,920
   Preferred dividends                                (4,752)        (2,020)            --
   Subsidiary equity distributions                   (35,553)       (34,666)       (33,036)
   Dividends on subsidiary preferred stock           (25,123)       (25,123)       (22,840)
   Current tax benefit (expense)                      (4,313)           711         (3,413)
                                                 -----------    -----------    -----------
   Consolidated CAD                                  111,030        114,710        103,631
   Fees deferred for GAAP (4)                        (30,426)       (23,930)       (27,096)
   Depreciation and amortization expense
   (including write off of intangible assets)        (50,171)       (66,762)       (30,407)
   Interest income yield adjustments (5)              (4,137)           596             85
   Gain on sale of loans (6)                          10,855         11,140          6,805
   Loss on impairment of assets                       (5,003)        (4,555)          (757)
   Tax adjustment (7)                                 (2,180)        27,866         20,655
   Non-cash compensation (8)                         (19,348)        (8,541)       (11,753)
   Non-cash equity income                              6,253           (358)          (281)
   Difference between subsidiary equity
    distributions and income allocated to
    subsidiary equity holders(9)                      19,243         11,245          4,862
   Preferred dividends                                 4,752          2,020             --
   Other, net                                            426         (4,417)          (381)
                                                 -----------    -----------    -----------

Consolidated Net Income                          $    41,294    $    59,014    $    65,363
                                                 ===========    ===========    ===========

DEPRECIATION AND AMORTIZATION (10)

   Portfolio Investing                           $     9,097    $     5,250    $     3,357
   Fund Management (1) (10)                           20,735         41,734         18,974
   Mortgage Banking (1)                               20,339         19,778          8,076
                                                 -----------    -----------    -----------

Consolidated                                     $    50,171    $    66,762    $    30,407
                                                 ===========    ===========    ===========

IDENTIFIABLE ASSETS AT DECEMBER 31
   Portfolio Investing                           $ 5,047,923    $ 5,481,974
   Fund Management (1)                             1,388,811        800,684
   Mortgage Banking (1)                              301,532        353,996
   Consolidated partnerships (2)(3)                6,064,476      3,610,031
   Elimination of intersegment balances           (3,114,226)    (3,274,518)
                                                 -----------    -----------
Consolidated                                     $ 9,688,516    $ 6,972,167
                                                 ===========    ===========


(1) Includes ARCap as of August 2006.
(2) Consolidated  beginning April 2004 pursuant to FIN 46(R). See Notes 1 and 7.
(3) Includes funds sponsored by ARCap as of August 2006.
(4) Represents the net difference between fees received at the time of a transaction that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting (e.g.: fund sponsorship fees recognized over the relevant service periods) or upon a later event (such as mortgage origination fees recognized upon settlement of a loan sale).

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5) Represents the adjustment for amortization of bond discounts or premiums that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting, as well as the difference between actual interest income received and income recognized under the effective yield method.
(6) Represents non-cash gain recognized on sale of mortgage loans when servicing rights are retained and gains on sales of mortgage revenue bonds.
(7) Represents the difference between the tax benefit or provision recorded and the net cash amount we expect to pay or receive in relation to the current period.
(8) Represents the add-back of amortization of costs recognized for share-based compensation, share-based trustee fees and employee sharing in fund profits.
(9) Represents the difference between actual distributions to SCU, SMU and SCI holders (which is based on the common share distribution rate) and accounting allocation of earnings, which is based on the represented portion of combined common, CRA and subsidiary equity in allocating GAAP net income.
(10) 2006 and 2005 include write-offs of goodwill and intangible assets.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

PRS/CRG/ ERC, INC.

PRS/ CRG

PRS Companies ("PRS") and Capital Realty Group ("CRG") were sponsors of certain LIHTC partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. A construction affiliate of PRS served as general contractor for most of these partnerships. Due to financial difficulties experienced by PRS and its construction affiliate, we ceased our business dealings with PRS and acquired the general partner interest in certain partnerships sponsored by PRS as part of agreements reached in April of 2005 (the "PRS Partnerships"). There were two additional projects for which the PRS construction affiliate was general contractor (the "GCG Partnerships") for which the general partner interest owned by PRS or an affiliate were transferred at the same time.

Likewise, we entered into agreements with CRG with respect to certain partnerships in which CRG served as sponsor in April of 2005 (the "CRG Partnerships"). The PRS financial difficulties created construction finance shortfalls that have created liquidity problems for these partnerships as well. In December of 2006, we entered into an additional agreement with CRG to transfer the general partner interests held by CRG in four additional properties. This agreement included the termination of certain rights retained by CRG with respect to the CRG Partnerships in the 2005 Agreements and we have ceased our business dealings with CRG.

The PRS Partnerships, GCG Partnerships, and CRG Partnerships are set out in the table on page 126.

In addition to the PRS Partnerships, CRG Partnerships and GCG Partnerships described above, we own bonds that finance other partnerships associated with PRS and CRG. In these partnerships our funds are not the equity sponsor, and we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we may exercise our available remedies to protect our investments.

In 2005, we halted construction on one property, and foreclosed upon and sold the property in 2006 for our carrying basis. In 2006, we halted construction on another property and sold our general partner and limited partner interest and have recovered our fund's investment in the project.

ERC

To protect our interests in properties for which we had provided debt or equity financing, in October 2006 we reached an agreement with ERC, Inc. (a developer) to acquire its general partner interests in partnerships it had sponsored. Those partnerships are also summarized in the table below.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Two of the properties are under construction, and we expect that the equity of the applicable property partnerships is sufficient to cover the estimated costs to complete these two properties. We may have to advance funds to the partnerships to cover operating costs until the properties achieve stabilization, which amounts we do not expect to exceed $1.5 million. We anticipate the future equity payments due these partnerships will be sufficient to repay the advances.

The partnerships in question are summarized as follows:


                                                                                                            (In thousands)
                                                                                                      ---------------------------
                                                                                                                   Fair Value of
                               CharterMac    CharterMac                                                               Mortgage
                                Holds or      Capital                                                   Loan          Revenues
                                Will Hold    Sponsored      Included in     CharterMac      Third      Amounts         Bonds
                                Mortgage      Fund is          Credit        Capital       Parties    Upon Full    Outstanding at
                                Revenue       Equity       Intermediated     Holds GP     Provided      Draw        December 31,
                    Number        Bond        Partner          Funds         Interest      Equity       Down            2006
                    -------    ----------    ----------    -------------    ----------    --------    ---------    --------------
               PRS PARTNERSHIPS
Lease-Up              10            9             5              3               5           5        $103,846        $101,361
Rehab                  1            1             1              1               1          --          19,300          20,126
Stabilized             2            2            --             --              --           2          18,407          18,921
               ------------------------------------------------------------------------------------------------------------------
Subtotal              13           12             6              4               6           7         141,553         140,408
               ------------------------------------------------------------------------------------------------------------------

               CRG PARTNERSHIPS
Lease-Up               4            2             4              3               2          --          19,975          20,086
Rehab                  2            2             2              2               2          --          61,912          62,892
               ------------------------------------------------------------------------------------------------------------------
Subtotal               6            4             6              5               4          --          81,887          82,978
               ------------------------------------------------------------------------------------------------------------------

               GCG PARTNERSHIPS
Construction           1            1             1              1              --          --          16,600          16,600
Lease-Up               1            1             1             --              --          --          13,170          13,471
               ------------------------------------------------------------------------------------------------------------------
Subtotal               2            2             2              1              --          --          29,770          30,071
               ------------------------------------------------------------------------------------------------------------------

               ERC PARTNERSHIPS
Construction           2            2             2              2               2          --          16,950          17,463
Lease-Up              14           13            14             13              14          --         111,842         112,799
Stabilized             2            2             2              1               2          --           9,408           9,755
               ------------------------------------------------------------------------------------------------------------------
Subtotal              18           17            18             16              18          --         138,200         140,017
               ------------------------------------------------------------------------------------------------------------------
Total                 39           35            32             26              28           7        $391,410        $393,474
               ==================================================================================================================
Total eliminated in consolidation                                                                     $286,338        $290,408
                                                                                                      ===========================



Our potential exposure falls into three categories as follows:

         Cash required to bring the properties to break-even operation - As of December 31, 2006, advances outstanding totaled approximately $37.8 million, although we recovered approximately $12.1 million in January 2007. These advances, and additional loans, are assessed periodically for collectability and the impact on the potential impairment of existing mortgage revenue bonds. At present, we do not anticipate that any such advances would require a charge to expense. Based on lease-up estimates and projected costs to complete construction, we currently estimate that we will not need to advance funds materially in excess of advances made to date.

         Potential impact on mortgage revenue bonds - Our current estimate, based on available information, is that expected cash flows from the underlying properties are sufficient to provide debt service. As a result, we do not believe that there is other-than-temporary impairment of any of the affected bonds.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



         Potential  cost to  provide  specified  yields - As noted in the  table on page 126, 26 of the partnerships are part of equity funds for which we are obligated to provide specified yields. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements. Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

There can be no assurance that a bankruptcy by or against PRS or its affiliates or against ERC may not give rise to additional claims concerning these partnerships.

FORWARD TRANSACTIONS

At December 31, 2006, our Mortgage Banking subsidiaries had forward commitments of approximately $181.8 million for mortgages to be funded in 2007 and later and each lending commitment has an associated sale commitment. In addition, those subsidiaries had commitments to sell mortgages totaling $143.3 million. Approximately $122.5 million of this amount was funded as of December 31, 2006, and is included in "Other Investments" as "Mortgage Loans Held for Sale" (see
Note 4). The balance of approximately $20.8 million is to be funded in 2007.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $24.8 million by the end of 2007.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $8.3 million at December 31, 2006.

MORTGAGE BANKING LOSS SHARING AGREEMENT

Pursuant  to a master  loss  sharing  agreement  under the Fannie Mae  Delegated
Underwriting and Servicing ("DUS") program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At December 31, 2006, substantially all of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

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

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Our maximum exposure at December 31, 2006, pursuant to these agreements, was approximately $816.3 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At December 31, 2006, that reserve was approximately $13.1 million, which, we believe, represents our actual potential losses at that time.

As of December 31, 2006, our Mortgage Banking subsidiaries maintained, collateral consisting of treasury notes, and Fannie Mae and Freddie Mac securities of approximately $900,000 and a money market account of approximately $12.4 million, which is included in "Restricted cash" in the consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $11.3 million.

We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8.0 million covers this letter of credit requirement. At December 31, 2006, commitments under this reimbursement agreement totaled $2.9 million.

YIELD TRANSACTIONS

We have entered into several credit intermediation agreements with either IXIS or Merrill Lynch (each a "Primary Intermediator") to provide agreed-upon rates of return for pools of multifamily properties each owned by a local partnership which in turn, is majority-owned by a fund sponsored by CharterMac Capital. In return, we have or will receive fees, generally at the start of each credit intermediation period. There are a total of 15 outstanding agreements to provide the specified returns:

     o    through the construction and lease-up phases of the properties;
     o for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
     o    covering both periods.

Total potential exposure pursuant to these transactions is approximately $1.1 billion, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $30.2 million as of December 31, 2006. This amount is included in "Deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our consolidated balance sheet (see Note 10). Refer also to PRS / CRG / ERC above, regarding potential exposure under existing obligations.

Some of the property-level partnerships have financed their properties with the proceeds of our mortgage revenue bonds. In a portion of these cases, the Primary Intermediator has required that those mortgage revenue bonds be deposited into a trust from which senior and subordinated trust certificates were issued with approximately 50% of these trust certificates being subordinated. We have financed a portion of these senior and subordinated trust certificates through our fixed rate securitization transaction (see Note 8). By placing these bonds into this trust structure we have restricted our ability to foreclose on these bonds without the consent of the Primary Intermediator.

OTHER CONTINGENT LIABILITIES

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. We also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



maximum aggregate exposure relating to these transactions is approximately $211.4 million as of December 31, 2006. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was approximately $1.0 million as of December 31, 2006. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

At December 31, 2006, we had unused letters of credit totaling $8.0 million described in the MORTGAGE BANKING LOSS SHARING AGREEMENTS above.

LEGAL CONTINGENCIES

Claims have been asseted against subsidiaries of the Company in two separate but interrelated lawsuits relating to two properties for which we have provided debt and equity financing, but associated with the same developers. The lawsuits allege, among other things, (i) breach of fiduciary duty; (ii) breach of the implied covenant of good faith and fair dealing; (iii) intentional misrepresentation, fraud and deceit; (iv) negligent misrepresentation; and (v) tortious interference with contracts. One of the lawsuits claims unspecified damages while the other lawsuit claims damages of $10.0 - 15.0 million. One suit (with unspecified damages claimed) is scheduled for trial in May 2008. The parties are engaged in discovery and have entered into settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

OTHER FUNDING COMMITMENTS

CUC

Our membership interest in CUC (see Note 4) includes a co-investment obligation amounting to 2.5% of capital invested. Based upon the current funding limit of CUC, our remaining commitment as of December 31, 2006, was approximately $147,000 which is required to be funded prior to August 31, 2007.

INVESTMENTS IN CMBS PARTNERSHIPS & ARESS

We participate as co-investor in the CMBS funds we sponsor. As of December 31, 2006, our remaining unfunded capital commitments were $14.8 million to ARESS (see Note 1) and $1.8 million to CMBS Partnerships.

                           CHARTERMAC AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



LEASE OBLIGATIONS

The future minimum payments and income from subleases for operating leases as of December 31, 2006, were as follows:


                                   Minimum                          Net minimum
                                    lease           Sublease           lease
     (in thousands)                payments          income          payments
------------------------           --------         --------        -----------
Year Ending December 31,
2007                               $ 8,717          $(1,174)          $ 7,543
2008                                 8,817           (1,359)            7,458
2009                                 8,276           (1,222)            7,054
2010                                 8,384           (1,293)            7,091
2011                                 7,061           (1,317)            5,744
Thereafter                          37,950           (1,619)           36,331
                                   -------          -------           -------
Total                              $79,205          $(7,984)          $71,221
                                   =======          =======           =======


We recorded rent expense of approximately $8.9 million in 2006, $8.4 million in 2005 and $3.3 million in 2004 (including amounts paid to TRCLP in 2004).

NOTE 22 - SUBSEQUENT EVENTS

In March 2007, we entered into a 10b5-1 plan whereby we plan to purchase up to 9.8% of the outstanding shares of AMAC in open-market purchases based on pre-determined parameters. We can not estimate how many shares we will purchase in 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

          (b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Refer to MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING on page 57.

ITEM 9B.  OTHER INFORMATION.

          None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.


ITEM 13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE.

          The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a)1.     Financial Statements

          Report of Independent Registered Public Accounting Firm                   61

          Consolidated Balance Sheets as of December 31, 2006 and 2005              62

          Consolidated  Statements  of Income for the years ended  December  31,
          2006, 2005 and 2004                                                       63

          Consolidated  Statements of  Shareholders'  Equity for the years ended
          December 31, 2006, 2005 and 2004                                          64

          Consolidated Statements of Cash Flows for the years ended December 31,
          2006, 2005 and 2004                                                       67

          Notes to Consolidated Financial Statements                                69

(a)2.     Financial Statement Schedules

          Schedule I - Condensed Financial Information of Registrant               147

          Schedule II - Valuation and Qualifying Accounts                          151

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

3.1(c)    Second Amended  and  Restated Trust Agreement dated as of November 17,
          2003. (incorporated by reference to Exhibit 3.1(c) in our December 31,
          2005 Annual Report on Form 10-K).

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



                                                                                Sequential
                                                                                   Page
                                                                                ----------
3.1(f)    Amendment  No. 3  to  Second  Amended  and  Restated  Trust  Agreement
          (incorporated  by  reference  to Exhibit  3.1(a) in our June 30,  2006
          Quarterly Report on Form 10-Q).

3.2(a) Fourth Amended and Restated Bylaws (incorporated by referenced to our Current Report on Form 8-K, filed with the Commission on September
          22, 2005).

3.2(b) Amendment No. 1 to Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) in our December 31, 2005 Annual Report on Form 10-K).

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

10(b) Contribution Agreement dated as of December 17, 2002 (incorporated by reference to our Preliminary Proxy Statement on Schedule 14A filed on February 2, 2003).

10(c)     Amended   and  Restated  Operating  Agreement  of  CharterMac  Capital
          Company LLC, dated as of November 17, 2003  (incorporated by reference to our  Current  Report  on Form 8-K,  filed  with the  Commission  on
          December 1, 2003).

10(d)     Special  Preferred  Voting  Shares  Purchase  Agreement,  dated as  of
          November 17, 2003, by and among the Company and APH  Associates  L.P.,
          DLK Associates L.P., Marc Associates,  L.P.,  Related General II, L.P.
          and SJB  Associates  L.P.  (incorporated  by  reference to our Current
          Report on Form 8-K, filed with the Commission on December 1, 2003).

10(e) Standstill Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates,
          L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(f) Voting Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates,
          L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(g) Exchange Rights Agreement, dated as of November 17, 2003, by and among CharterMac Capital Company, LLC, CharterMac Corporation, APH
          Associates  L.P., DLK Associates L.P, Marc Associates,  L.P.,  Related
          General II, L.P. and SJB Associates L.P. (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December
          1, 2003).

10(h)     Lock-up  Agreement  of  Alan  P.  Hirmes,  dated   November  17,  2003
          (incorporated  by reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).



                                                                                Sequential
                                                                                   Page
                                                                                ----------
10(i)     Lock-up  Agreement  of  Marc D.  Schnitzer,  dated  November  17, 2003
          (incorporated  by reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(j)     Lock-Up  Agreement  of  Stephen  M.  Ross,  dated  November  17,  2003
          (incorporated  by reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(k)     Future  Relations  Agreement,  dated  as of November 17, 2003,  by and among Stephen Ross, Related General II L.P., RCMP Management Inc., the
          Related  Companies,   L.P.,  and  CharterMac   Capital  Company,   LLC
          (incorporated  by reference to our Current  Report on Form 8-K,  filed with the Commission on December 1, 2003).

10(l) Ross Non-Qualified Share Option Agreement (incorporated by reference to our Registration Statement on Form S-8, filed on November 24,
          2003).

10(m) Registration Rights Agreement, dated as of November 17, 2003, by and among our Company and APH Associates L.P., DLK Associates L.P., Marc
          Associates,  L.P.,  Related  General II, L.P. and SJB Associates  L.P.
          (incorporated by reference to our Registration Statement on Form S-8, filed on November 24, 2003).

10(n) Shared Services Agreement, dated as of November 17, 2003, by and among The Related Companies, L.P., Related Management Company, and
          CharterMac  Capital Company  (incorporated by reference to our Current
          Report on Form 8-K, filed with the Commission on December 1, 2003).

10(o)     Other  Services  Agreement,  dated  November 17,  2003, by and between
          Relcap  Holding  Company  LLC  and  CharterMac  Capital  Company,  LLC
          (incorporated by reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(p)     CharterMac  Guaranty,   dated   December  17,  2002  (incorporated  by
          reference to our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

10(q)     Restricted Share  Plan  (incorporated by reference to our Registration
          Statement  on Form S-8,  filed with the  Commission  on  November  24,
          2003).

10(r) Amended and Restated Incentive Share Plan (incorporated by reference to our Form S-8/A, filed with the Commission on March 2, 2004).

10(s)     Amendment to Amended and Restated Incentive Share Plan.*

10(t) Form of Non-Qualified Share Option Award Agreement. (incorporated by reference to Exhibit 10(af) in our December 31, 2004 Annual Report on
          Form 10-K).

10(u) Form of Restricted Share Award Agreement. (incorporated by reference to Exhibit 10(ag) in our December 31, 2004 Annual Report on Form
          10-K).

10(v)     Separation    and   consulting   agreement   with   Stuart  J.  Boesky
          (incorporated  by reference to our current  report on Form 8-K,  filed with the Commission on November 9, 2005).



                                                                                Sequential
                                                                                   Page
                                                                                ----------
10(w)     Amended   and  Restated  Mortgage   Warehousing  Credit  and  Security
          Agreement,  dated as of March  18,  2005,  by and  between  CharterMac
          Mortgage Capital  Corporation,  Fleet National Bank, a Bank of America
          Company, as Agent and Lenders, as amended.  (incorporated by reference to Exhibit  10(ag) in our  December  31,  2005  Annual  Report on Form
          10-K).

10(x)     Second  Amended  and  Restated  Advisory  Services  Agreement  between
          American  Mortgage  Acceptance  Company and CharterMac AMI Associates,
          Inc.  (incorporated by reference to Exhibit 10(ak) in our December 31,
          2005 Annual Report on Form 10-K).

10(y)     First  Amendment  to  Second  Amended and Restated  Advisory  Services
          Agreement between American Mortgage  Acceptance Company and CharterMac
          AMI Associates, Inc. dated July 26, 2006. *

10(z)     First Amendment  to the Loan Agreement between CharterMac and American
          Mortgage Acceptance Company (incorporated by reference to our current report on Form 8-K, filed with the Commission on April 26, 2006).

10(aa)    Second  Amendment  to  the  Loan   Agreement  between  Chartermac  and
          American Mortgage Acceptance Company (incorporated by reference to our current  report on Form 8-K,  filed with the  Commission  on April 26,
          2006).

10(ab)    Amended  and  Restated  Credit Note of American  Mortgage  Acceptance
          Company (incorporated by reference to our current report on Form 8-K, filed with the Commission on April 26, 2006).

10(ac)    Limited  Liability Company Agreement of Centerbrook  Holdings LLC and
          IXIS Financial  Products Inc. and Charter Mac  Corporation  dated June
          28, 2006  (incorporated  by  reference to Exhibit 10.1 in our June 30,
          2006 Quarterly Report on Form 10-Q).

10(ad)    Unitholder  and  Warrant  Agreement  among  Centerbrook  Holdings LLC,
          IXIS Financial Products Inc. and Charter Mac Corporation,  dated as of
          June 28, 2006  (incorporated  by reference to Exhibit 10.2 in our June
          30, 2006 Quarterly Report on Form 10-Q).

10(ae) Limited Liability Company Agreement of Centerbrook Financial LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.3 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(af) Senior Loan Agreement among Centerbrook Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.4 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(ag)    Mezzanine  Loan   Agreement  among  Centerbrook   Financial  LLC,  the
          lenders that are party thereto and Citibank, N.A., as mezzanine agent, dated as of June 28, 2006  (incorporated  by reference to Exhibit 10.5 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(ah)    Subordination  and   Security  Agreement among  Centerbrook  Financial
          LLC,  Deutsche Bank Trust  Company  Americas,  and Citibank,  N.A., as
          senior  agent  and  mezzanine  agent,   dated  as  of  June  28,  2006
          (incorporated  by  reference  to  Exhibit  10.6 in our June  30,  2006
          Quarterly Report on Form 10-Q).

10(ai)    Guarantee  Agreement  between   CharterMac and IXIS Financial Products
          Inc., dated as of June 28, 2006  (incorporated by reference to Exhibit
          10.7 in our June 30, 2006 Quarterly Report on Form 10-Q).



                                                                                Sequential
                                                                                   Page
                                                                                ----------

10(aj)   Right  of  First  Refusal  Letter   Agreement   among   CharterMac  and
         Centerbrook  Financial LLC, dated as of June 28, 2006  (incorporated by reference to Exhibit 10.8 in our June 30, 2006 Quarterly Report on Form
         10-Q).

10(ak)   Fee  Letter  between  IXIS  Capital  Markets  North  America  Inc.  and
         Centerbrook Holdings LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.9 in our June 30, 2006 Quarterly Report on Form
         10-Q).

10(al)   Credit  Support  Swap  between  Charter  Mac  Origination  Trust  1 and
         Centerbrook Financial LLC (incorporated by reference to Exhibit 10.10 in our June 30, 2006 Quarterly Report on Form 10-Q).

10(am) Securities Purchase Agreement, dated as of August 15, 2006, by and among the Company, ARCap Investors, the Selling Members, ARCap REIT,
         AISR, CM Corp and CM ARCap Investors (incorporated by reference to our current report on Form 8-K, filed with the Commission on August 21,
         2006).

10(an)   Second  Amended and Restated  Limited  Liability  Company  Agreement of
         ARCap  Investors,  dated as of August 15,  2006,  by and among CM ARCap
         Investors, Leonard W. Cotton and James L. Duggins (incorporated by reference to our current report on Form 8-K, filed with the Commission on August 21, 2006).

10(ao) Exchange Rights Agreement, dated as of August 15, 2006, by and among the Company, ARCap Investors, CM ARCap Investors, Leonard W. Cotton and
         James L. Duggins (incorporated by reference to our current report on Form 8-K, filed with the Commission on August 21, 2006).

10(ap) Registration Rights Agreement, dated as of August 15, 2006, by and among the Company, CM ARCap Investors, Leonard W. Cotton and James L.
         Duggins (incorporated by reference to our current report on Form 8-K, filed with the Commission on August 21, 2006).

10(aq) Executive Employment Agreement, dated as of August 15, 2006, by and between Leonard W. Cotton and ARCap REIT (incorporated by reference to our current report on Form 8-K, filed with the Commission on August 21,
         2006).

10(ar) Executive Employment Agreement, dated as of August 15, 2006, by and between James L. Duggins and ARCap REIT (incorporated by reference to our current report on Form 8-K, filed with the Commission on August 21,
         2006).

10(as) Revolving Credit and Term Loan Agreement, dated as of August 15, 2006, by and among the Company, CM Corp., the Guarantors listed on Schedule 1 thereto, the Lenders named therein, Bank of America, N.A. and UBS
         Securities LLC, as agents, Bank of America, N.A., as issuing bank and swingline lender and as administrative agent, and Banc of America
         Securities, LLC and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to our current report on Form 8-K, filed with the Commission on August 21, 2006).

10(at)   Restructuring  Agreement,  dated  August 31,  2006,  among Capri Realty
         Holdings,  LLC, Quintin Primo,  Brian Fargo and Daryl Carter et al. and
         CM Investor LLC (incorporated by reference to our current report on Form 8-K, filed with the Commission on September 6, 2006).



                                                                                Sequential
                                                                                   Page
                                                                                ----------

10(au) Employment Agreement, dated as of November 28, 2006, by and between Alan Hirmes and CharterMac Capital LLC (incorporated by reference to our current report on Form 8-K, filed with the Commission on December
          4, 2006).

10(av) Executive Employment Agreement, dated as of November 28, 2006, by and between Robert Levy and CharterMac Capital LLC (incorporated by reference to our current report on Form 8-K, filed with the Commission on December 4, 2006).

10(aw) Executive Employment Agreement, dated as of January 1, 2007, by and between Marc D. Schnitzer and CharterMac Capital LLC (incorporated by reference to our current report on Form 8-K, filed with the Commission on February 7, 2007).

12        Ratio of earnings to fixed charges and preferred dividends.*             141

21        Subsidiaries of our Company.*                                            142

23        Consent of Independent Registered Public Accounting Firm*                143

31.1      Chief Executive Officer  certification  pursuant to Section 302 of the
          Sarbanes- Oxley Act of 2002.*                                            144

31.2      Chief Financial Officer  certification  pursuant to Section 302 of the
          Sarbanes- Oxley Act of 2002.*                                            145

32        Certification  pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.*                                                                   146


* Filed herewith.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHARTERMAC
                                    (COMPANY)




Date: March 9, 2007                By: /s/ Marc D Schnitzer
                                       --------------------
                                       Marc D. Schnitzer
                                       Managing Trustee, Chief Executive Officer
                                       and President




Date: March 9, 2007                By: /s/ Robert L. Levy
                                       ------------------
                                       Robert L. Levy
                                       Chief Financial Officer

                                POWER OF ATTORNEY

Each person whose signature  appears below hereby  constitutes and appoints Marc
D. Schnitzer and Robert L. Levy, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

        Signature                       Title                        Date
------------------------     ----------------------------       --------------

/s/ Stephen M. Ross          Managing Trustee,
-------------------
Stephen M. Ross              Chairman of the Board               March 9, 2007

/s/ Leonard W. Cotton        Managing Trustee,
---------------------
Leonard W. Cotton            Vice-Chairman                       March 9, 2007

/s/ Marc D. Schnitzer        Managing Trustee,
---------------------
Marc D. Schnitzer            Chief Executive Officer and
                             President                           March 9, 2007

/s/ Alan P. Hirmes           Managing Trustee,
------------------
Alan P. Hirmes               Chief Operating Officer             March 9, 2007

/s/ Peter T. Allen
------------------
Peter T. Allen               Managing Trustee                    March 9, 2007

/s/ Jeff T. Blau
----------------
Jeff T. Blau                 Managing Trustee                    March 9, 2007

/s/ Janice Cook Roberts
-----------------------
Janice Cook Roberts          Managing Trustee                    March 9, 2007

/s/ Robert J. Dolan
-------------------
Robert J. Dolan              Managing Trustee                    March 9, 2007

/s/ Nathan Gantcher
-------------------
Nathan Gantcher              Managing Trustee                    March 9, 2007

/s/ Jerome Y. Halperin
----------------------
Jerome Y. Halperin           Managing Trustee                    March 9, 2007

/s/ Robert L. Loverd
--------------------
Robert L. Loverd             Managing Trustee                    March 9, 2007

/s/ Robert A. Meister
---------------------
Robert A. Meister            Managing Trustee                    March 9, 2007

/s/ Thomas W. White
-------------------
Thomas W. White              Managing Trustee                    March 9, 2007

                                                                      Exhibit 12

Ratio of Earnings to Combined Fixed Charges and Preference Dividends


(Dollars in thousands)
                                                                          December 31,
                                               -----------------------------------------------------------------
                                                  2006          2005          2004          2003          2002
                                               ---------     ---------     ---------     ---------     ---------
Interest expense                               $ 144,981     $  83,020     $  52,327     $  23,919     $  19,004
Amortized capitalized costs related to
  indebtedness                                     5,431         2,642         3,310         2,163           940
Preference security dividend requirements
  of consolidated subsidiaries                    25,123        25,123        22,840        18,897        17,266
                                               ---------     ---------     ---------     ---------     ---------

  Total fixed charges                          $ 175,535     $ 110,785     $  78,477     $  44,979     $  37,210
                                               =========     =========     =========     =========     =========


Net income before minority interests           $(337,497)    $(295,673)    $(143,462)    $  64,498     $  62,613
Add:  Total fixed charges                        175,535       110,785        78,477        44,979        37,210
Less:  Preference security dividend
  requirements of consolidated subsidiaries      (25,123)      (25,123)      (22,840)      (18,897)      (17,266)
                                               ---------     ---------     ---------     ---------     ---------
Earnings                                       $(187,085)    $(210,011)    $ (87,825)    $  90,580     $  82,557
                                               =========     =========     =========     =========     =========

Ratio of Earnings to Combined Fixed
  Charges and Preference Dividends              See NOTE      See NOTE      See NOTE        2.0:1         2.2:1


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

NOTE: Earnings (as defined in Regulation S-K) were insufficient to cover Combined Fixed Charges and Preference Dividends (also as defined in Regulation S-K) by $362.6 million for the year ended December 31, 2006, by $320.8 million for the year ended December 31, 2005 and by $166.3 million for the year ending December 31, 2004, yielding a ratio of earnings to combined fixed charges and preference dividends of -1.1:1 in 2006, -1.9:1 in 2005 and -1.1:1 in 2004. These shortfalls are due to the consolidation of partnerships deemed to be variable interest entities ("consolidated partnerships") pursuant to Financial Interpretation 46(R) ("FIN 46(R)") or consolidated pursuant to similar accounting pronouncements. Pursuant to Regulation S-K, the definition of Earnings does not permit the subtraction of amounts allocated to minority interests in consolidated subsidiaries if those subsidiaries incur fixed charges. The inclusion of the consolidated partnerships in the consolidated financial statements affected this ratio as follows:

     o Combined Fixed Charges and Preference Dividends (which, as defined, totaled $175.5 million in 2006, $110.8 million in 2005 and $78.5 million in 2004) includes consolidated partnership interest expense of $47.9 million in 2006, $26.3 million in 2005 and $21.4 million in 2004, although these expenses are paid directly by the consolidated partnerships; and
     o Earnings (which, as defined, was a loss of $187.1 million in 2006, $210.0 million in 2005 and $87.9 million in 2004) includes consolidated partnership operating losses totaling $401.4 million in 2006, $349.5 million in 2005 and $220.0 million in 2004, although virtually all such operating losses are absorbed by the limited partners of the consolidated partnerships.

                                                                      Exhibit 21



               Subsidiaries of the Company as of December 31, 2006
               ---------------------------------------------------

CM Holding Trust, a Delaware statutory trust

CM Holding Trust II, a Delaware statutory trust

CharterMac Corporation, a Delaware corporation

CM ARCap Investor LLC, a Delaware limited liability company

                        Subsidiaries of CM Holding Trust
                        --------------------------------

CharterMac Equity Issuer Trust, a Delaware statutory trust

                       Subsidiaries of CM Holding Trust II
                       -----------------------------------

CharterMac Equity Issuer Trust II, a Delaware statutory trust

                  Subsidiary of CharterMac Equity Issuer Trust
                  --------------------------------------------

CharterMac Origination Trust I, a Delaware statutory trust

                     Subsidiaries of CharterMac Corporation
                     --------------------------------------

CharterMac Mortgage Capital Corp., Inc. a Delaware corporation

CharterMac Capital Company, LLC, a Delaware limited liability company

CM Investor LLC, a Delaware limited liability company

Centerbrook Holdings LLC, a Delaware limited liability company

                  Subsidiary of CharterMac Capital Company LLC
                  --------------------------------------------

CharterMac Capital LLC, a Delaware limited liability company (formerly known as Related Capital Company LLC)

                      Subsidiary of CharterMac Capital LLC
                      ------------------------------------

RCC Manager LLC, a Delaware limited liability company

                     Subsidiary of Centerbrook Holdings LLC
                     --------------------------------------

Centerbrook Financial LLC, a Delaware limited liability company

                      Subsidiary of CM ARCap Investors LLC
                      ------------------------------------

ARCap Investors LLC, a Delaware limited liability company

                        Subsidiary of ARCap Investors LLC
                        ---------------------------------

ARCap REIT, Inc., a Delaware corporation

                                                                      Exhibit 23



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference

     o    in  the  Registration   Statement  (Form  S-3ASR  No.  333-138706)  of
          CharterMac,
     o    in  the  Registration   Statement  (Form  S-3ASR  No.  333-133118)  of
          CharterMac,
     o    in  the   Registration   Statement  (Form  S-11  No.   333-126044)  of
          CharterMac,
     o    in  the  Registration   Statement  (Form  S-3MEF  No.  333-117650)  of
          CharterMac,
     o in the Registration Statement (Form S-3/A No. 333-120077) of CharterMac, in the Registration Statement (Form S-8 and its post effective amendment on Form S-8/A No. 333-55957) pertaining to the CharterMac (formerly known as "Charter Municipal Mortgage Acceptance Company") Incentive Share Option Plan,
     o    in the Registration Statement (Form S-3 No. 333-54802) of CharterMac,
     o    in the Registration Statement (Form S-3 No. 333-109078) of CharterMac,
     o    in  the   Registration   Statement  (Form  S-3/A  No.   333-74988)  of
          CharterMac,
     o    in  the   Registration   Statement  (Form  S-3/A  No.   333-57384)  of
          CharterMac,
     o    in the Registration Statement (Form S-8 No. 333-110722) of CharterMac,
     o in the Registration Statement (Form S-3/A and its post effective amendment on Form POS AM 1 No. 333-111919) of CharterMac.

of our reports dated March 9, 2007, relating to the consolidated financial statements and financial statement schedules of CharterMac and subsidiaries, and management's report on the effectiveness of internal control over financial reporting appearing in the Annual Report on Form 10-K of CharterMac and subsidiaries for the year ended December 31, 2006.


/s/ DELOITTE & TOUCHE LLP
New York, New York

March 9, 2007

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

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


Date:  March 9, 2007                               By:  /s/ Marc D. Schnitzer
       -------------                                    ---------------------
                                                         Marc D. Schnitzer
                                                         Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Robert L. Levy, hereby certify that:

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors or persons performing the equivalent functions:

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


Date:  March 9, 2007                               By:  /s/ Robert L. Levy
       -------------                                    ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of CharterMac (the "Company") on Form 10-K for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc D. Schnitzer, Chief Executive Officer of the Company and I, Robert L. Levy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Marc D. Schnitzer                           By: /s/ Robert L. Levy
     ---------------------                               ------------------
     Marc D. Schnitzer                                   Robert L. Levy
     Chief Executive Officer                             Chief Financial Officer
     March 9, 2007                                       March 9, 2007


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

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

            Summarized condensed financial information of registrant

                  (not including its consolidated subsidiaries)

                            CONDENSED BALANCE SHEETS

                                 (In thousands)


                                                                          December 31,
                                                                   -------------------------
                                                                       2006          2005
                                                                    ----------    ----------

                                           ASSETS

Mortgage revenue bonds-at fair value                                $   89,054    $   81,539
Cash and cash equivalents                                               25,638        52,791
Deferred costs - net of amortization of $90 and $7,485                   1,360         5,095
Due from subsidiaries                                                  101,645       133,162
Intangible assets - net of amortization of $2,849 and $2,503               258           603
Investment in subsidiaries                                             831,290       740,289
Other investments                                                        9,031        57,086
Other assets                                                            15,273         9,955
Loan to affiliate                                                       15,000            --
                                                                    ----------    ----------
Total Assets                                                        $1,088,549    $1,080,520
                                                                    ==========    ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable                                                    $  104,375    $       --
   Accounts payable, accrued expenses and other
     liabilities                                                         7,653         4,802
   Distributions payable                                                26,389        25,883
                                                                    ----------    ----------

Total liabilities                                                      138,417        30,685
                                                                    ----------    ----------

Commitments and contingencies

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred  shares; no par value
      (2,160 issued and outstanding in 2006 and 2005)                  104,498       104,498
     Convertible  CRA  Shares  (6,552  shares  issued and
      outstanding in 2006 and  2005)                                    97,499       104,369
     Special   preferred  voting  shares;  no  par  value
      (14,825  shares issued and  outstanding in 2006 and
      14,885 shares issued and outstanding in 2005)                        148           150
     Common  shares;   no  par  value   (160,000   shares
      authorized;  52,746 issued  and  51,343 outstanding
      in 2006 and 52,309  issued  and 51,988  outstanding
      in 2005)                                                         709,142       752,042
   Restricted shares granted                                                --        (4,193)
   Treasury  shares of beneficial  interest - common,  at
    cost (1,403 shares in 2006 and 321 shares in 2005)                 (28,018)       (7,135)
   Accumulated other comprehensive income                               66,863       100,104
                                                                    ----------    ----------
Total shareholders' equity                                             950,132     1,049,835
                                                                    ----------    ----------

Total liabilities and shareholders' equity                          $1,088,549    $1,080,520
                                                                    ==========    ==========


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (In thousands)


                                                                           Years Ended December 31,
                                                                      ----------------------------------
                                                                        2006         2005         2004
                                                                      --------     --------     --------
Revenues:
   Mortgage revenue bond interest income                              $  8,025     $  7,267     $  7,948
   Other revenues                                                       16,211        8,591        4,212
                                                                      --------     --------     --------
     Total revenues                                                     24,236       15,858       12,160
                                                                      --------     --------     --------


Expenses:
   Interest expense                                                      2,595            4           35
   General and administrative                                            8,206        8,503        6,958
   Depreciation and amortization                                         4,333        1,895        1,630
   Loss on impairment of assets                                            428          296          147
                                                                      --------     --------     --------
     Total expenses                                                     15,562       10,698        8,770
                                                                      --------     --------     --------

Income before equity in earnings of subsidiaries
   and investments and loss on repayment of mortgage revenue bonds       8,674        5,160        3,390

Equity in earnings of subsidiaries                                      32,058       50,874       59,792

Equity in earnings of investments                                          568        3,038        2,219

Loss on repayment of mortgage revenue bonds                                 (6)         (58)         (38)
                                                                      --------     --------     --------


Net income                                                            $ 41,294     $ 59,014     $ 65,363
                                                                      ========     ========     ========

Allocation of net income to:

   4.4% Convertible CRA preferred shareholders                        $  4,752     $  2,020     $     --
   Common shareholders                                                $ 32,405     $ 50,558     $ 56,786
   Convertible CRA shareholders                                       $  4,137     $  6,436        8,577
                                                                      --------     --------     --------
     Total                                                            $ 41,294     $ 59,014     $ 65,363
                                                                      --------     --------     --------


                 See accompanying notes to financial statements

                                   CHARTERMAC
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                         Years Ended December 31,
                                                                 -------------------------------------
                                                                    2006          2005         2004
                                                                 ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $  41,294     $  59,014     $  65,363
   Adjustments to reconcile net income to net cash used in
     operating activities:
   Loss on repayment of mortgage revenue bonds                         101            58            38
   Loss on impairment of assets                                         --           296           147
   Depreciation and amortization                                     4,333         1,895         1,630
   Equity in earnings of subsidiaries and unconsolidated
     entities                                                      (44,293)      (50,874)      (59,792)
   Distributions received from subsidiaries and unconsolidated
     entities                                                      349,553            --            --
   Non-cash compensation expense                                     7,036         8,661           597
   Other non-cash expense                                            1,014         1,107           525
   Changes in operating assets and liabilities:
     Other assets                                                   (4,629)       (4,595)          180
     Accounts payable, accrued expenses and other liabilities        2,285        (3,300)       (5,752)
     Loans to affiliates                                           (15,000)        4,600        (4,600)
     Due to / from subsidiaries                                     97,400        (6,616)      (25,275)
                                                                 ---------     ---------     ---------
Net cash provided by (used in) operating activities                439,094        10,246       (26,939)
                                                                 ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments of mortgage revenue bonds and notes                    1,679        17,518         2,935
   Mortgage revenue bond acquisitions and fundings                  (7,683)       (3,405)       (2,390)
   Deferred investment acquisition costs                               226           (47)           --
   Investment in subsidiaries                                     (459,897)       38,398         3,108
   Return of capital from equity investees                          16,667            --            --
   Other investments                                                21,806       (34,494)         (742)
                                                                 ---------     ---------     ---------
Net cash provided by investing activities                         (427,202)       17,970         2,911
                                                                 ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                  (104,168)      (96,582)      (84,395)
   Increase in notes payable                                        84,375            --            --
   Issuance of preferred shares                                         --       108,000            --
   Issuance of  common shares and convertible CRA shares                --            --       110,803
   Proceeds from stock options exercised                               756         3,804           308
   Retirement of special preferred voting shares                     1,889            (2)          (10)
   Treasury stock purchases                                        (20,447)           --            --
   Deferred financing costs                                         (1,450)       (3,602)       (6,484)
                                                                 ---------     ---------     ---------

Net cash provided by financing activities                          (39,045)       11,618        20,222
                                                                 ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents               (27,153)       39,834        (3,806)

Cash and cash equivalents at the beginning of the period            52,791        12,957        16,763
                                                                 ---------     ---------     ---------

Cash and cash equivalents at the end of the period               $  25,638     $  52,791     $  12,957
                                                                 =========     =========     =========

Supplemental information

Supplemental disclosure of non-cash activities:

   Contribution of mortgage revenue bonds to subsidiaries        $  35,413     $  15,715     $      --
                                                                  ========     =========     =========

   Distribution of mortgage revenue bonds from subsidiaries      $  37,155     $      --     $  12,664
                                                                  ========     =========     =========


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


        (In thousands)                        2006          2005          2004
-----------------------------              ----------    ---------     ---------
Consolidated subsidiaries CMC              $      --     $      --      $  2,200
Equity method ARCap                           15,957         2,219         2,219


3.  Guarantees

In connection with the CMC warehouse line, both we and our subsidiary, CM Corp., have entered into guarantees for the benefit of Bank of America, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the CMC warehouse line.

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 2006

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                Additions
                                         -------------------------
                                                        Charged to
                         Balance at      Charged to       Other                            Balance at
                        beginning of     costs and      Accounts -      Deductions -         end of
   (IN THOUSANDS)          period         expenses       Describe         Describe           period
---------------------   ------------     ----------     ----------      -------------      ----------
2006                     $ 15,083         $  4,953       $  (373)(3)      $  9,255(2)       $ 10,408
2005                       13,328            5,123            --             3,368(1)         15,083
2004                       10,856            2,472            --                --            13,328


(1) Reversal of reserves for investment funds and for repayment of mortgage revenue bonds.
(2) Reversal of reserves for repayment of mortgage revenue bonds.
(3) Receipt of previously reserved interest amounts,net of additonal reserves.