Form 10-Q
period 2007-03-31
CENTERLINE HOLDING CO
filed 2007-05-10
CIK 1043325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


                                       OR


          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 1-13237


                           CENTERLINE HOLDING COMPANY
                              (Formerly CharterMac)
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

As of April 30, 2007, there were 50,922,631 outstanding shares of the registrant's shares of beneficial interest.

                                TABLE OF CONTENTS

                           CENTERLINE HOLDING COMPANY

                                    FORM 10-Q


                                                                                                   PAGE
PART I
                Item 1.      Financial Statements                                                    3
                Item 2.      Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations                                              35
                Item 3.      Quantitative and Qualitative Disclosures about Market Risk             48
                Item 4.      Controls and Procedures                                                50

PART II
                Item 1.      Legal Proceedings                                                      51
                Item 1A.     Risk Factors                                                           51
                Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds            51
                Item 3.      Defaults Upon Senior Securities                                        52
                Item 4.      Submission of Matters to a Vote of Security Holders                    52
                Item 5.      Other Information                                                      52
                Item 6.      Exhibits                                                               52

SIGNATURES                                                                                          53


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 March 31,     December 31,
                                                                                   2007            2006
                                                                                -----------    -----------
                                                                                (Unaudited)

                                                      ASSETS

Cash and cash equivalents                                                       $    99,297    $   178,907
Restricted cash                                                                      16,081         14,843
Mortgage revenue bonds-at fair value  (Note 2)                                    2,460,894      2,397,738
Other investments (Note 3)                                                          315,362        338,920
Goodwill and intangible assets, net (Note 4)                                        532,757        542,277
Deferred costs and other assets, net (Note 5)                                       162,084        196,145
Loan to affiliate (Note 15)                                                          10,190         15,000
Investments held by consolidated partnerships (Note 9)                            5,337,259      4,965,907
Other assets of consolidated partnerships (Note 9)                                  972,941      1,038,779
                                                                                -----------    -----------

Total assets                                                                    $ 9,906,865    $ 9,688,516
                                                                                ===========    ===========

                                              LIABILITIES AND EQUITY

Liabilities:
   Financing arrangements (Note 6)                                              $ 1,875,544    $ 1,801,170
   Notes payable (Note 6)                                                           443,540        591,165
   Preferred shares of subsidiary (subject to mandatory repurchase)                 273,500        273,500
   Accounts payable, accrued expenses and other liabilities (Note 8)                203,409        214,344
   Notes payable and other liabilities of consolidated partnerships (Note 9)      2,664,412      2,700,154
                                                                                -----------    -----------

Total liabilities                                                                 5,460,405      5,580,333
                                                                                -----------    -----------

Minority interests in consolidated subsidiaries (Note 10)                           232,559        247,390
                                                                                -----------    -----------
Preferred shares of subsidiary (not subject to mandatory repurchase)                104,000        104,000
                                                                                -----------    -----------
Limited partners' interests in consolidated partnerships                          3,159,062      2,806,661
                                                                                -----------    -----------

Commitments and contingencies (Note 17)

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred shares; no par value; 2,160 shares issued
        and outstanding in 2007 and 2006                                            104,498        104,498
     Convertible CRA shares; no par value; 6,552 shares issued and
       outstanding in 2007 and 2006                                                  92,946         97,499
     Special preferred voting shares; no par value (14,693 shares issued and
      outstanding in 2007 and 14,825 shares issued and outstanding in 2006) .           147            148
     Common shares; no par value (160,000 shares authorized; 52,892 issued and 51,188 outstanding in 2007 and 52,746 issued and 51,343
       outstanding in 2006)                                                         679,558        709,142
   Treasury shares of beneficial interest - common, at cost (1,704 shares in
    2007 and 1,403 shares in 2006)                                                  (33,817)       (28,018)
   Accumulated other comprehensive income                                           107,507         66,863
                                                                                -----------    -----------
Total shareholders' equity                                                          950,839        950,132
                                                                                -----------    -----------

Total liabilities and equity                                                    $ 9,906,865    $ 9,688,516
                                                                                ===========    ===========


     See accompanying notes to condensed condolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                 2007         2006
                                                                              ---------    ---------
Revenues:
   Mortgage revenue bond interest                                             $  37,063    $  36,522
   Other interest income                                                         12,557        5,944
   Fee income                                                                    14,635       16,071
   Other revenues                                                                 5,594        5,357
   Revenues of consolidated partnerships (Note 9)                                47,316        8,245
                                                                              ---------    ---------
     Total revenues                                                             117,165       72,139
                                                                              ---------    ---------

Expenses:
   Interest expense                                                              28,302       17,107
   Interest expense of consolidated partnerships (Note 9)                        22,909        6,946
   Interest expense - distributions to preferred shareholders of subsidiary       4,724        4,724
   General and administrative (Note 13)                                          57,424       32,567
   Depreciation and amortization                                                 11,498        8,913
   Loss on impairment of mortgage revenue bonds and other assets (Note 2)        16,447           --
   Other expenses of consolidated partnerships (Note 9)                          23,753       15,281
                                                                              ---------    ---------
     Total expenses                                                             165,057       85,538
                                                                              ---------    ---------

Loss before other income                                                        (47,892)     (13,399)

Other income (loss):
    Equity and other (loss) income                                                 (250)         510
    Gain on sale or repayment of mortgage revenue bonds and other assets          2,379        5,430
    Loss on investments held by consolidated partnerships (Note 9)              (57,600)     (62,149)
                                                                              ---------    ---------

Loss before allocations                                                        (103,363)     (69,608)

Allocations:
   Income allocated to preferred shareholders of subsidiary                      (1,556)      (1,556)
   Minority interests in consolidated subsidiaries, net of tax (Note 10)          6,117       (5,879)
   Loss allocated to partners of consolidated partnerships                       81,111       88,781
                                                                              ---------    ---------

(Loss) income before income taxes                                               (17,691)      11,738
Income tax benefit                                                                2,946        2,919
                                                                              ---------    ---------

Net (loss) income                                                             $ (14,745)   $  14,657
                                                                              =========    =========

Allocation of net (loss) income to:
   4.4% Convertible CRA preferred shareholders                                $   1,188    $   1,188
   Common shareholders                                                          (14,152)      11,962
   Convertible CRA shareholders                                                  (1,781)       1,507
                                                                              ---------    ---------

Total                                                                         $ (14,745)   $  14,657
                                                                              =========    =========

Net (loss) income per share (Note 14):
   Basic and diluted                                                          $    (.27)   $    0.23
                                                                              =========    =========

Weighted average shares outstanding:
   Basic                                                                         57,957       58,578
                                                                              =========    =========
   Diluted                                                                       57,957       58,895
                                                                              =========    =========

Dividends declared per share                                                  $    0.42    $    0.42
                                                                              =========    =========


     See accompanying notes to condensed condolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Three Months Ended March 31,
                                                                            ---------------------------
                                                                                 2007        2006
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                          $ (14,745)   $  14,657
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Gain on sale or repayment of mortgage revenue bonds and other assets        (653)        (891)
       Loss on impairment of mortgage revenue bonds and other assets             16,447           --
       Depreciation and amortization                                             11,498        8,913
       Equity in income (loss) of unconsolidated entities                           250         (510)
       Distributions received from equity investees                                  --        1,374
       Income allocated to preferred shareholders of subsidiary                   1,556        1,556
       Income allocated to minority interests in consolidated subsidiaries       (6,117)       5,879
       Non-cash compensation expense                                              9,057        2,035
       Other non-cash expense                                                     3,514        1,342
       Deferred taxes                                                               (54)          --
       Reserves for bad debt                                                     13,642        6,413
   Changes in operating assets and liabilities:
    Mortgage servicing rights                                                    (1,173)      (3,951)
    Mortgage loans held for sale                                                 73,082       95,412
    Loan to affiliate                                                             4,810           --
    Deferred revenues                                                            (2,053)      (2,502)
    Restructuring costs payable                                                    (778)          --
    Receivables                                                                  26,175      (26,793)
    Other assets                                                                    991       (9,178)
    Accounts payable, accrued expenses and other liabilities                    (14,506)     (12,766)
                                                                              ---------    ---------
Net cash provided by operating activities                                       120,943       80,990
                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and funding of mortgage revenue bonds                            (28,393)     (60,675)
   Repayments of  mortgage revenue bonds                                          8,001       31,509
   Acquisition of notes receivable                                              (12,155)      (1,250)
   Repayments of notes receivable                                                 3,026          667
   Acquisitions of subsidiaries, net of cash acquired                                --          113
   Advances to partnerships                                                     (32,369)     (28,103)
   Collection of advances to partnerships                                        22,230       38,120
   Deferred investment acquisition costs                                         (1,218)         (46)
   Increase in cash and cash equivalents - restricted                            (1,238)         (94)
   Increase in marketable securities                                            (31,160)          --
   Other investing activities                                                    (6,692)      (1,172)
   Equity investments                                                            (7,391)          --
                                                                              ---------    ---------

Net cash used in investing activities                                           (87,359)     (20,931)
                                                                              ---------    ---------


                                   (continued)

     See accompanying notes to condensed condolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                             2007         2006
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                            (26,385)     (25,914)
   Distributions to preferred shareholders of subsidiary                     (1,556)      (1,556)
   Distributions to minority interests in consolidated subsidiaries          (8,883)      (8,916)
   Proceeds from financing arrangements                                     146,800       96,968
   Repayments of financing arrangements                                     (72,426)      (4,701)
   Decrease in notes payable                                               (147,625)    (105,531)
   Minority interest contribution                                             3,225           --
   Retirement of minority interests and special preferred voting shares      (2,803)          --
   Treasury stock purchases                                                  (3,529)          --
   Deferred financing costs                                                     (12)          --
                                                                          ---------    ---------

Net cash used in financing activities                                      (113,194)     (49,650)
                                                                          ---------    ---------

Net (decrease) increase in cash and cash equivalents                        (79,610)      10,409
Cash and cash equivalents at the beginning of the year                      178,907      161,295
                                                                          ---------    ---------

Cash and cash equivalents at the end of the period                        $  99,297    $ 171,704
                                                                          ---------    ---------

Acquisition activity:
   Redemption of preferred stock and advances                                          $   7,170
   Assets acquired                                                                        (8,421)
   Liabilities assumed                                                                     1,364
                                                                                       ---------
Net cash paid for acquisitions                                                         $     113
                                                                                       =========

Non-cash investing and financing activities:
        Share grants issued                                               $   8,998    $   3,662
        Conversion of SCUs to common shares                               $      --    $     358
        Treasury stock purchases via employee withholding                 $   2,270    $     435


     See accompanying notes to condensed condolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



NOTE 1 - GENERAL

A. PRINCIPLES OF CONSOLIDATION

Centerline Holding Company, formerly known as CharterMac, is a full service investing and finance company with a core focus on real estate. The unaudited condensed consolidated financial statements include the accounts of Centerline Holding Company, it's wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46(R) ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we", "our", "us" and "Centerline", as used throughout this document, refers to Centerline Holding Company and its consolidated subsidiaries. For certain of the entities identified throughout this document as "consolidated partnerships", the financial information included is as of and for the periods ended December 31, 2006, the latest practical date available (see
Note 9).

B. ORGANIZATION

Effective January 1, 2007, we began reporting our segment results under a reorganized structure including five business segments:

     1. Affordable Housing, which brings together the users and providers of debt and equity capital to the affordable multifamily rental housing industry, and includes:

          o Mortgage Revenue Bond Investing - through our subsidiaries, we invest primarily in tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities. The proceeds of these mortgage revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing properties located throughout the United States; and
          o Tax Credit Fund Management - through our subsidiaries, we manage funds that invest in Low-Income Housing Tax Credit ("LIHTC") properties. Managing these funds involves origination, underwriting and management reporting. With respect to certain LIHTC equity investment funds, our subsidiaries provide specified returns to investors.

     2. Commercial Real Estate, which provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties, and includes:

          o High Yield CMBS Fund Management - through our subsidiaries, we co-invest in and manage funds that invest in high yield Commercial Mortgage-Backed Securities ("CMBS") investments;
          o Direct Loan Fund Management - through our subsidiaries, we co-invest in and manage a fund that invests in real estate finance products, including first mortgage loans, B-notes, bridge loan and mezzanine loans;
          o Management of American Mortgage Acceptance Company ("AMAC") - AMAC is a publicly-traded real estate investment trust we manage through a subsidiary (see Note 15). It invests in similar real estate products such as the Direct Loan funds mentioned above as
               well  as  CMBS,   collateralized   debt  obligation   ("CDO")
               securities and government insured mortgage securities;
          o Real Estate Equity Fund Management - through a subsidiary, we co-invest in and manage a fund that invests in real estate equity joint ventures; and
          o Debt Product Origination - through our subsidiaries, we originate and underwrite debt products for the funds we manage as well as third parties, including:
               o    The Federal National Mortgage Association ("Fannie Mae");
               o    The Federal Home Loan Mortgage Corporation ("Freddie Mac");

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



               o    The Federal Housing Authority ("FHA");
               o    The Government National Mortgage Association ("GNMA");
               o    AMAC; and
               o    Insurance companies and conduits.

          o    Primary  Servicing  -  through  our   subsidiaries,   we  provide
               multifamily and commercial loan servicing for third parties.

          Through this segment, we may also invest in other entities and hold investments similar to those in the funds we manage. Such investments included our pre-acquisition preferred and common investments in Centerline Investors I LLC, formerly known as ARCap Investors, L.L.C. ("Investors") and other loans to or investments in entities associated with Commercial Real Estate, including AMAC.

     3. Asset Management, comprises activities for monitoring and managing the Affordable Housing and Commercial Real Estate assets we own, for funds we manage, and for third parties. This segment includes:

          o Loan Servicing - through our subsidiaries, we provide primary and special loan servicing for third parties and special servicing on the CMBS securitizations in which either we, or the funds we manage, invest; and
          o Asset management services to the other Centerline segments and AMAC.

     4.   Credit Risk  Products - through our  subsidiaries,  we provide  credit
          intermediation,    primarily    for   the   mortgage    revenue   bond
          securitizations in the Affordable Housing segment.

     5. Consolidated Partnerships, which primarily include the LIHTC equity, high yield CMBS and direct loan investing funds we manage through the Affordable Housing and Commercial Real Estate segments' and property partnerships which we are required to consolidate in accordance with various accounting pronouncements.

     In addition to these five segments, our "Corporate" group includes our central administrative, financing and acquisition related costs, assets and liabilities.

     In prior years, we had operated in different business segments and we have reclassified the prior year results to reflect comparability with the current structure.

C. BASIS OF PRESENTATION

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006. That filing on Form 10-K contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2006. New accounting pronouncements pending adoption

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



that may have a significant impact on our unaudited condensed consolidated financial statements are also described below.

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

Certain amounts from prior years have been reclassified to conform to the 2007 presentation, including the revisions to our segment reporting as noted above.

D. NEW ACCOUNTING PRONOUNCEMENTS

As of January 1, 2007, we adopted Statement of Financial Accounting Standards ("SFAS") No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL Assets ("SFAS No. 156"). SFAS No. 156 stipulates the accounting for mortgage servicing rights ("MSRs") and requires that they be recorded initially at fair value. SFAS No. 156 also permits, but does not require, that we may subsequently record those MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We elected to continue amortizing our MSRs and, therefore, there was no impact on our condensed consolidated financial statements.

As of January 1, 2007, we adopted FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). FIN 48 sets a standard for recognizing tax benefits in a company's income statement based on a determination whether it is more likely than not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, FIN 48 also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged (see Note 11 regarding the impact of adoption).

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The effective date for this statement is the beginning of our 2008 fiscal year. We are currently assessing the impact, if any, that the adoption would have on our consolidated financial statements should we elect to adopt it. If we were to do so, we would not apply its provisions until SFAS No. 157 (described above) is adopted.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



NOTE 2 - MORTGAGE REVENUE BONDS

A. SUMMARY

The following table summarizes our mortgage revenue bond portfolio:


                                                 March 31,          December 31,
      (In thousands)                               2007                2006
-------------------------                       -----------         -----------
Amortized cost basis                            $ 2,730,978         $ 2,727,372
Gross unrealized gains                              139,451             101,364
Gross unrealized losses                             (22,869)            (33,670)
                                                -----------         -----------
Subtotal/fair value                               2,847,560           2,795,066
  Less: eliminations (1)                           (386,666)           (397,328)
                                                -----------         -----------
Total fair value                                $ 2,460,894         $ 2,397,738
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

The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:


                                         Less than      12 Months
(Dollars in thousands)                   12 Months       or More          Total
-----------------------                  ---------      ---------       --------
MARCH 31, 2007

Number of bonds                                 33             70            103
Fair value                                $251,719       $435,767       $687,486
Gross unrealized loss                     $ 11,717       $ 11,152       $ 22,869

                                          --------------------------------------
DECEMBER 31, 2006

Number of bonds                                 76             60            136
Fair value                                $502,758       $356,543       $859,301
Gross unrealized loss                     $ 22,355       $ 11,315       $ 33,670


The unrealized losses related to these mortgage revenue bonds are due primarily to changes in interest rates, in that we calculate present values based upon future cash flows from the bonds and discount these cash flows at the current rate that approximates market; as rates rise, the fair value of our portfolio decreases. We have the intent and ability to hold these bonds to recovery and have therefore concluded that these declines in value are temporary.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



The following summarizes the maturity dates of mortgage revenue bonds we held as of March 31, 2007:


                                                                          Weighted
                                           Outstanding                     Average
    (Dollars in thousands)                 Bond Amount     Fair Value   Interest Rate
------------------------------             -----------     ----------   -------------
Due in less than one year                  $   16,453      $   16,361         5.97%
Due between one and five years                 61,207          60,248         5.60
Due after five years                        2,671,149       2,770,951         6.61
                                           ----------      ----------      -------
Total / weighted average                    2,748,809       2,847,560         6.58%
                                                                           =======
   Less: eliminations (1)                    (395,763)       (386,666)
                                           ----------      ----------
Total                                      $2,353,046      $2,460,894
                                           ==========      ==========


(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

B. PORTFOLIO ACTIVITY

The following table summarizes our acquisition activity for the three months ended March 31, 2007:


                                                                Weighted         Weighted
                                                                 Average          Average
                                                    Face      Construction       Permanent
         (Dollars in thousands)                    Amount     Interest Rate    Interest Rate
--------------------------------------            --------    -------------    --------------
Construction/rehabilitation properties             $20,142         6.50%            5.70%
Lease up properties                                  7,100         6.40             6.40
Additional funding of existing bonds                 1,151         6.00             6.00
                                                   -------      -------          -------
    Total                                          $28,393         6.45%            5.88%
                                                   =======      =======          =======


The following table summarizes mortgage revenue bonds repaid during the three months ended March 31, 2007:


                                              Net Book                  Realized
           (In thousands)                      Value       Proceeds       Loss
---------------------------------             --------     --------     --------
Non-participating, not stabilized              $2,627       $2,622       $   (5)


C. SECURITIZED OR PLEDGED ASSETS

At March 31, 2007, mortgage revenue bonds with an aggregate fair value of $2.3 billion were securitized or pledged as collateral in relation to financing arrangements. Of these, 44 bonds with a fair value of approximately $386.7 million are eliminated in consolidation as noted in the tables above.

D. IMPAIRMENT

During 2007, we recognized approximately $16.4 million of mortgage revenue bond impairment charges. Of this amount, $13.7 million is related to the change in our strategy in recovering investments associated with troubled developers (see discussion under PRC/CRG/ERC in Note 17). The change in strategy, while still not finalized, may involve a change in the length of time we plan to hold the investments or the amount of funding we may provide to support the underlying property. As such, the estimated level and timing of cash flows used to value the properties reduced the estimated fair values of the mortgage revenue bonds.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



Two other impairments resulted from substandard performance at the underlying properties. For one property, there is a full interest forbearance in place and re-issuance of the bond is expected to occur later in the year.

NOTE 3 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:


                                                             March 31,  December 31,
                     (In thousands)                            2007        2006
------------------------------------------------------       --------   -----------
Equity Method Investments
   Investment in equity interests in LIHTC properties        $ 63,219    $ 53,492
   Co-investment in commercial real estate equity fund          3,448       3,066
Available for Sale
   Resecuritization certificates                               98,980     102,357
   Marketable securities                                       31,758       1,465
Other
   Mortgage loans held for sale                                49,377     122,459
   Notes receivable                                            60,946      46,477
   Other investments                                            7,634       9,604
                                                             --------    --------
            Total other investments                          $315,362    $338,920
                                                             ========    ========


A. INVESTMENTS IN EQUITY INTERESTS IN LIHTC PROPERTIES

Through a subsidiary, we acquire equity interests in property ownership entities on a short-term basis for inclusion in Affordable Housing fund offerings to investors. We expect to recapture such amounts from the proceeds of the equity and debt financing when the investment fund has closed. At March 31, 2007, approximately $19.8 million of these investments were guaranteed by the developers.

B. CO-INVESTMENT IN COMMERCIAL REAL ESTATE EQUITY FUND

Centerline Urban Capital I, LLC, formerly known as CharterMac Urban Capital I LLC ("CUC"), is an investment fund with the California Public Employees Retirement System ("CalPERS") as majority investor, focusing on investments in multifamily properties in major urban markets. Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



C. RESECURITIZATION CERTIFICATES

Resecuritization certificates pertain to retained investments in trusts which hold CMBS investments and which were sponsored by Investors. Those we hold (not including the certificates held at the fund level detailed in Note 9) were comprised of the following as of March 31, 2007:


                                                                           Percentage of
   (Dollars in thousands)          Face Amount  Accreted Cost  Fair Value   Fair Value
----------------------------       -----------  -------------  ----------  -------------
Security rating:
   AAA interest only                $     --      $ 15,704      $ 20,602        20.81 %
   AAA                                26,150        13,702        25,397        25.66
   BBB+                               12,536         5,083         9,127         9.22
   BBB                                 9,402         3,468         6,214         6.28
   BBB-                                9,402         2,644         5,664         5.72
   BB+                                24,454         8,033        12,705        12.84
   BB                                  8,501         2,015         3,544         3.58
   BB-                                11,635         2,083         4,145         4.19
   B+                                 13,273         2,167         2,920         2.95
   B                                  11,486         1,104         1,805         1.82
   B-                                 11,635           951         1,671         1.69
   Non-rated                          59,365         3,390         4,671         4.72
   Non-rated interest only                --           427           515         0.52
                                    --------      --------      --------     --------
                                    $197,839      $ 60,771      $ 98,980       100.00 %
                                    ========      ========      ========     ========


At March 31, 2007, the AAA interest only certificate had a notional amount of $539.6 million and the non-rated interest only certificates had a combined notional amount of $196.5 million.

Fair value of the resecuritization certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan. The discount rates take into account any risk of default. The remaining key assumptions used in measuring fair value at the resecuritization date were as follows:


                                   Face Amount at      Fair Value at      Weighted      Discount Rate
                                  Resecuritization   Resecuritization   Average Life   Applied to Cash
  (Dollars in thousands)               Date               Date             (yrs)            Flows
--------------------------        ----------------   ----------------   ------------   ---------------
Security rating:
 AAA interest only                    $     --          $ 29,827              --            8.19%
 AAA                                    26,150            26,180            8.73            6.14
 BBB+                                   12,536             9,900           11.27            9.76
 BBB                                     9,402             6,830           11.78           11.01
 BBB-                                    9,402             6,291           12.16           12.26
 BB+                                    24,454            13,202           11.87           13.78
 BB                                      8,501             3,765           12.36           17.21
 BB-                                    11,635             4,283           12.65           19.86
 B+                                     13,273             2,878           12.34           29.72
 B                                      11,486             1,832           12.83           40.55
 B-                                     11,635             1,708           13.03           43.51
 Non-rated                             131,397            15,139           14.79           53.94
 Non-rated interest only                    --               839              --           36.36
                                      --------          --------       ---------       ---------
Total                                 $269,871          $122,674
                                      ========          ========


At the resecuritization date, the AAA interest only certificate had a notional amount of $545.4 million and the non-rated interest only certificates had a combined notional amount of $197.5 million.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



At  March  31,  2007,  the   sensitivity  of  the  current  fair  value  of  the
resecuritization certificates to potential adverse changes was as follows:


                                                         Expected        Discount Rate Applied
                                                       Credit Loss           to Cash Flows
                                                    ------------------   ---------------------
                                         Weighted                           1.0%        2.0%
                                          Average      1%         2%      Adverse     Adverse
 (Dollars in thousands)    Fair Value   Life (yrs)  CDR (1)    CDR (1)     Change      Change
------------------------   ----------   ----------  -------    -------    --------    -------
Security rating:
AAA interest only           $20,602         5.90      0.78 %     0.27 %    (2.59)%     (4.07)%
AAA                          25,397         8.99     (0.67)     (0.88)     (6.56)     (12.59)
BBB+                          9,127        11.50     (1.15)     (7.30)     (7.15)     (13.63)
BBB                           6,214        11.67     (1.50)    (51.72)     (6.98)     (13.31)
BBB-                          5,664        11.73     (3.07)    (59.80)     (6.77)     (12.92)
BB+                          12,705        11.03     (5.12)    (60.70)     (6.43)     (12.31)
BB                            3,544        11.49     (7.60)    (65.04)     (5.96)     (11.39)
BB-                           4,145        11.65    (10.56)    (63.53)     (5.49)     (10.51)
B+                            2,920        11.41     (7.72)    (55.12)     (4.86)      (9.33)
B                             1,805        12.26    (13.21)    (46.66)     (3.44)      (6.64)
B-                            1,671        12.56    (20.40)    (47.46)     (3.00)      (5.82)
Non-rated                     4,671           --    (31.07)    (45.75)     (2.01)      (3.93)
Non-rated interest only         515         7.97    (51.25)    (57.68)     (1.88)      (3.16)
                            -------

Total                       $98,980
                            =======


(1) Constant Default Rate

The coupon interest rates on the principal classes range from 4.0% to 5.7% and range from 0.1% to 1.1% on the interest only classes. During the three months ended March 31, 2007, we received approximately $4.9 million of interest income from retained resecuritization certificates.

Delinquencies on the collateral loans underlying the resecuritization certificates totaled 0.4% at March 31, 2007. At March 31, 2007, actual losses to date were 8.0% of the original pool balances, and projected remaining losses are estimated at 13.2% of the original pool balances.

D. MARKETABLE SECURITIES

Marketable securities at March 31, 2007, primarily represent the investment of cash balances at Centerline Financial LLC ("Centerline Financial"), formerly known as Centerbrook Financial LLC, our Credit Risk Products subsidiary.

E. MORTGAGE LOANS HELD FOR SALE

The balance of mortgage loans held for sale fluctuates based on origination volume and the timing of corresponding sales. These loans are typically sold within three months of origination and primarily represent loans sold to government sponsored entities, such as Fannie Mae, Freddie Mac and GNMA.

F. NOTES RECEIVABLE

Notes receivable at March 31, 2007, primarily represent the fair value of investments in first-mortgage and mezzanine loans originated through Investors.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



NOTE 4 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consisted of the following:


                                                  March 31,        December 31,
        (In thousands)                              2007               2006
------------------------------                   ----------        -----------
Goodwill                                          $344,974          $345,806
Other intangible assets, net                       123,605           127,686
Mortgage servicing rights, net                      64,178            68,785
                                                  --------          --------

Total                                             $532,757          $542,277
                                                  ========          ========


A. GOODWILL

The following table provides information regarding goodwill, which we include in our Corporate group:


       (In thousands)                                                   Total
----------------------------                                          ---------
Balance at December 31, 2006                                          $ 345,806
Additions                                                                   432
Reductions                                                               (1,264)
                                                                      ---------
Balance at March 31, 2007                                             $ 344,974
                                                                      =========


The addition to goodwill relates to the adoption of FIN 48 as the accrual recorded included a reserve for an uncertain tax position that existed at Investors at the time we acquired it.

Reductions to the goodwill  balance  pertain to the redemption of SCUs (see Note
10), as the deferred tax impact of such redemptions served to effectively reduce the purchase price of the subsidiary of which they were issued to finance.

B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:


                                          Estimated
                                           Useful
                                            Life              Gross                 Accumulated
         (Dollars in thousands)           (in Years)     Carrying Amount            Amortization                   Net
---------------------------------------   ---------- -----------------------   -----------------------   ------------------------
                                                     March 31,   December 31,  March 31,   December 31,  March 31,   December 31,
                                                       2007          2006        2007          2006         2007         2006
                                                     --------    -----------   --------    -----------   ---------   ------------
Amortized identified intangible assets:
  Transactional relationships                 16.7   $103,000     $103,000     $ 27,698      $ 25,590     $ 75,302     $ 77,410
  Partnership service contracts                9.4     47,300       47,300       17,868        16,604       29,432       30,696
  General partner interests                    8.5      6,016        6,016        1,955         1,774        4,061        4,242
  Joint venture developer relationships        5.0      4,800        4,800        3,155         2,915        1,645        1,885
  Internally developed software                3.0      1,390        1,390          279           163        1,111        1,227
  Mortgage banking broker relationships        5.0      1,080        1,080          450           396          630          684
  Other identified intangibles                 9.3      4,427        4,427        3,776         3,658          651          769
                                           -------   --------     --------     --------      --------     --------     --------
Weighted average life/subtotal                13.6    168,013      168,013       55,181        51,100      112,832      116,913
                                           =======

Unamortized identified
  intangible assets:
  Mortgage banking licenses and
   approvals with no expiration                        10,773       10,773           --            --       10,773       10,773
                                                     --------     --------     --------      --------     --------     --------

  Total identified intangible assets                 $178,786     $178,786     $ 55,181      $ 51,100     $123,605     $127,686
                                                     ========     ========     ========      ========     ========     ========


                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


                                                        Three Months Ended
   (In thousands)                                            March 31,
--------------------                                    ------------------
                                                         2007        2006
                                                        ------      ------
Amortization expense                                    $4,081      $3,924
                                                        ======      ======


The amortization of "other identified intangibles" (approximately $472,000 per year) is included as a reduction to mortgage revenue bond interest income as they pertain to the acquisition of such bond investments.

NOTE 5 - DEFERRED COSTS AND OTHER ASSETS

The components of deferred costs and other assets were as follows:


                                                                             March 31,   December 31,
                             (In thousands)                                    2007          2006
--------------------------------------------------------------------------   ---------   ------------
Deferred financing and other costs                                           $  33,834    $  32,472
Less: Accumulated amortization                                                  (7,376)      (6,718)
                                                                             ---------    ---------

Net deferred costs                                                              26,458       25,754

Real estate owned, net of accumulated depreciation of $1.5 million in 2007
   and $1.3 million in 2006                                                     41,440       41,743
Interest receivable                                                             22,305       23,606
Fees receivable, net                                                            13,772       23,313
Deposits receivable                                                             17,915       18,863
Due from unconsolidated partnerships, net                                        9,156       31,466
Furniture, fixtures and leasehold improvements, net                              9,108        8,502
PRS/CRG/ERC advances, net                                                        5,468       13,780
Income taxes receivable                                                          7,439          714
Interest rate swaps at fair value (Note 7)                                       1,554        2,236
Other                                                                            7,469        6,168
                                                                             ---------    ---------

Total                                                                        $ 162,084    $ 196,145
                                                                             =========    =========


PRS/CRG/ERC ADVANCES

The advances due from PRS/CRG/ERC relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development (see Note 17). The above balances are net of eliminations with liabilities of consolidated partnerships of $26.9 million at March 31, 2007, and $24.3 million at December 31, 2006.

NOTE 6 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

Fluctuations in our borrowing levels correspond to the level of investment activity in a given period. Borrowing under the mortgage loan warehouse line and our corporate revolver relates to the level of origination activity, which is typically higher at the end of a year than at the end of the first quarter (see also Note 3).

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



NOTE 7 - DERIVATIVE INSTRUMENTS

Our financing arrangements and notes payable incur interest expense at variable rates, exposing us to interest rate risk. We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk. We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our financing agreements and notes payable through the use of interest rate swaps indexed to the Bond Market Association Municipal Swap Index ("BMA") rate, the most widely used tax-exempt floating rate index, or to LIBOR. Under each swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the BMA or LIBOR index.

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

We have entered into swap agreements as follows:


                                           Notional
                                      Amount at March 31,
Counterparty                            (in millions)        Inception Date     Expiration Date      Rate
--------------------------------------------------------------------------------------------------------------
                                      2007         2006
                                    --------     --------
CASH FLOW HEDGES:
Bank of America                       $100.0       $100.0     January 2005       December 2007       2.56%
Bank of America                         50.0         50.0     January 2005       January 2008        3.27%
Bank of America                         50.0         50.0     January 2005       January 2008        2.86%
Bank of America                         50.0         50.0     January 2005       January 2009        3.08%
RBC Capital Markets                    100.0        100.0     January 2005       January 2009        3.075%
Wachovia                               275.0           --     August 2006        August 2009         5.25%
Bank of America                        100.0        100.0     January 2005       January 2010        3.265%
                                    --------     --------
   Subtotal cash flow hedges           725.0        450.0
                                    --------     --------
FAIR VALUE SWAP:
Bank of America                           --         26.0     November 2005      November 2014       4.92%
                                    --------     --------
Total                                 $725.0       $476.0
                                    ========     ========


We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

Certain of our cash flow swaps in the hedging relationships experienced some ineffectiveness. We recorded ineffectiveness of approximately $200,000 during the first quarters of 2006 and 2007.

In the first quarter of 2006, we also had an interest rate swap with a notional amount of $26.0 million that hedged the change in the fair value of a $26.0 million investment. This swap was assigned to AMAC when we sold AMAC the related investment in the second quarter of 2006. Prior to its assignment, we did not elect to apply hedge accounting to this swap and, therefore, the change in its fair value was included in net income.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



Interest rate swaps for which we were in a net liability position ("out of the money") are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net asset position ("in the money") are recorded in deferred costs and other assets. The amounts recorded were as follows:


                                                        March 31,      December 31,
     (In thousands)                                       2007            2006
----------------------                                  --------       -----------
Net liability position                                   $3,406           $1,997
Net asset position                                       $1,554           $2,236


Interest expense included the following expense (income) related to our swaps:


                                                                Three months ended
                                                                    March 31,
                                                                ------------------
                       (In thousands)                             2007     2006
-------------------------------------------------------------    ------   ------
Interest expense                                                 $ 695    $  96
Interest income                                                   (688)    (181)
Change in fair value of free  standing  swap assigned to AMAC       --     (750)
                                                                 -----    -----

Total                                                            $   7    $(835)
                                                                 =====    =====


We estimate that approximately $2.2 million of the net unrealized gain included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of March 31, 2007 (see Note 9).

NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:


                                                           March 31,   December 31,
                  (In thousands)                             2007         2006
-----------------------------------------------            ---------   -----------
Deferred revenues                                          $ 90,108     $ 92,564
Distributions payable                                        41,603       41,554
Accounts payable                                             13,877       18,626
Salaries and benefits                                        23,973       29,551
Accrued fund organization and offering expenses               9,228       11,860
Escrow/deposits payable                                       3,845        5,570
Accrued interest payable                                      7,010        5,825
Interest rate swaps at fair value (Note 7)                    3,406        1,997
Restructuring accrual                                           350        1,128
FIN 48 liability (Note 11)                                    2,085           --
Other                                                         7,924        5,669
                                                           --------     --------

Total                                                      $203,409     $214,344
                                                           ========     ========


                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



The restructuring accrual pertains to integration activities with respect to the acquisition of Investors. We recorded these costs in general and administrative expenses in the second quarter of 2006. A roll forward of the restructuring costs (included within our Asset Management and Commercial Real Estate segments) is as follows:


        (In thousands)                                                   Total
------------------------------                                          -------
Employee termination costs
   Balance at January 1, 2007                                           $   964
   Additions                                                                259
   Payments                                                              (1,034)
                                                                        -------
   Balance at March 31, 2007                                                189
                                                                        -------

Lease termination costs
   Balance at January 1, 2007                                               164
   Payments                                                                  (3)
                                                                        -------
   Balance at March 31, 2007                                                161
                                                                        -------

Total                                                                   $   350
                                                                        =======


The restructuring with respect to employee terminations was completed in April 2007. The accrual for lease termination costs will be paid over the remaining term of the lease (3.3 years).

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



NOTE 9 - CONSOLIDATED PARTNERSHIPS

Consolidated partnerships consist of four groups:

     o    Funds we manage to acquire LIHTC equity ("LIHTC Partnerships");
     o Property level partnerships for which we have assumed the role of general partner ("Property Partnerships");
     o Funds we manage which invest in CMBS and associated resecuritization trusts ("CMBS Partnerships"); and
     o A fund we manage which invests in real estate debt products ("Direct Loan Partnership").

Financial information for the LIHTC and Property Partnerships are as of December 31, 2006, the latest practical date. Information with respect to the CMBS and Direct Loan Partnerships is as of March 31, 2007.

Assets and liabilities of consolidated partnerships consisted of the following at:


                                                           March 31, 2007                        December 31, 2006
                                               --------------------------------------  --------------------------------------
                                                LIHTC and     CMBS and                  LIHTC and      CMBS and
                                                 Property    Direct Loan                 Property    Direct Loan
                (In thousands)                 Partnerships  Partnerships     Total    Partnerships  Partnerships     Total
---------------------------------------------  ------------  ------------  ----------  ------------  ------------  ----------
Investments in property partnerships            $3,582,019    $       --   $3,582,019   $3,546,208    $       --   $3,546,208
Investments in CMBS - available for sale                --       942,487      942,487           --       719,645      719,645
Investments in resecuritization
   certificates  - available for sale                   --       597,638      597,638           --       597,491      597,491
Notes receivable                                        --       213,722      213,722           --       101,156      101,156
Other investments                                       --         1,393        1,393           --         1,407        1,407
                                                ----------    ----------   ----------   ----------    ----------   ----------
Investments held by consolidated partnerships    3,582,019     1,755,240    5,337,259    3,546,208     1,419,699    4,965,907
                                                ----------    ----------   ----------   ----------    ----------   ----------

Land, buildings and improvements, net
   of accumulated depreciation                     543,248            --      543,248      576,171            --      576,171
Cash                                               257,516        16,428      273,944      277,860        27,213      305,073
Other assets                                       114,982        40,767      155,749      123,890        33,645      157,535
                                                ----------    ----------   ----------   ----------    ----------   ----------
Other assets of consolidated partnerships          915,746        57,195      972,941      977,921        60,858    1,038,779
                                                ----------    ----------   ----------   ----------    ----------   ----------

Total assets                                    $4,497,765    $1,812,435   $6,310,200   $4,524,129    $1,480,557   $6,004,686
                                                ==========    ==========   ==========   ==========    ==========   ==========

Financing arrangements                          $       --    $  687,742   $  687,742   $       --    $  709,219   $  709,219
Notes payable                                      569,590        81,500      651,090      594,477            --      594,477
Due to property partnerships                       811,540            --      811,540      925,301            --      925,301
Repurchase agreements                                   --       301,284      301,284           --       243,955      243,955
Other liabilities                                  199,803        12,953      212,756      215,628        11,574      227,202
                                                ----------    ----------   ----------   ----------    ----------   ----------

Total liabilities                               $1,580,933    $1,083,479   $2,664,412   $1,735,406    $  964,748   $2,700,154
                                                ==========    ==========   ==========   ==========    ==========   ==========


A. INVESTMENTS IN PROPERTY PARTNERSHIPS AND DUE TO PROPERTY PARTNERSHIPS

The LIHTC Partnerships invest in property level partnerships that neither we nor the LIHTC Partnerships control and which, therefore, we do not consolidate. "Investments in property partnerships" represents the limited partner equity investments in those property level partnerships. "Due to property partnerships" represents the capital commitments of the LIHTC Partnerships in those property partnerships that have not yet been spent. As those commitments are spent, the "investments in property partnerships" balance increases.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



B. INVESTMENTS IN CMBS

The CMBS Partnerships invest in and hold CMBS Investments. Such investments held by these partnerships were comprised of the following as of March 31, 2007:



                                                                         Percentage of
(Dollars in thousands)           Face       Accreted Cost   Fair Value     Fair Value
----------------------        ----------    -------------   ----------   -------------
Security rating:
   BBB-                       $  117,693     $  111,425     $  110,963        11.77 %
   BB+                           169,317        147,805        148,908        15.80
   BB                            179,516        150,649        151,825        16.11
   BB-                           196,490        141,077        144,374        15.32
   B+                            103,754         68,638         69,906         7.42
   B                              95,078         55,354         57,405         6.09
   B-                            141,610         69,257         76,850         8.15
   Non-rated                     492,455        166,497        182,256        19.34
                              ----------     ----------     ----------     --------
                              $1,495,913     $  910,702     $  942,487       100.00 %
                              ==========     ==========     ==========     ========


C. INVESTMENTS IN RESECURITIZATION CERTIFICATES

The CMBS Partnerships retain interests ("resecuritization certificates") in certain securitized assets that they have sold, as well as others purchased in market transactions. Investments in such resecuritization certificates held by these partnerships were comprised of the following as of March 31, 2007:



                                                                             Percentage of
  (Dollars in thousands)             Face Amount  Accreted Cost  Fair Value    Fair Value
--------------------------           -----------  -------------  ----------  -------------
Security rating:
   AAA                                 $111,900     $106,545      $109,783       18.37 %
   AA                                    66,600       64,276        66,018       11.05
   A                                     47,000       45,174        47,097        7.88
   A-                                    23,900       24,043        24,421        4.09
   BBB+                                 101,338       96,636        98,980       16.56
   BBB                                   55,381       50,558        51,932        8.69
   BBB-                                 121,294      114,159       118,102       19.76
   BB+                                   47,820       21,856        31,249        5.23
   BB                                    12,158        4,935         7,078        1.18
   BB-                                   12,157        4,443         6,369        1.07
   B+                                    21,073        6,834         9,806        1.64
   B                                     11,348        2,613         3,771        0.63
   B-                                    12,158        2,107         3,058        0.51
   Non-rated                            180,960        9,765        16,220        2.71
   Non-rated interest only                   --        4,987         3,754        0.63
                                       --------     --------      --------     -------
                                       $825,087     $558,931      $597,638      100.00 %
                                       ========     ========      ========     =======


At March 31, 2007, the non-rated certificates had a combined notional amount of $1.4 billion.

The following tables and discussion relate only to those resecuritization certificates associated with assets sold by the CMBS Partnerships that met the sale requirements of SFAS No. 140.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



Fair value of the resecuritization certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan. The discount rates take into account any risk of default. The remaining key assumptions used in measuring fair value at the resecuritization date were as follows:


                                                                                 Weighted      Discount Rate
                                    Face Amount at          Fair Value at         Average     Applied to Cash
 (Dollars in thousands)         Resecuritization Date   Resecuritization Date    Life (yrs)        Flows
------------------------        ---------------------   ---------------------   ------------  ---------------
Security rating:
 BB+                                  $ 47,820                $ 29,599              9.90            9.80%
 BB                                     12,158                   6,671             10.32           11.20
 BB-                                    12,157                   5,991             10.45           12.50
 B+                                     21,073                   9,210             10.79           13.90
 B                                      11,348                   3,520             11.06           18.70
 B-                                     12,158                   2,853             11.20           23.20
 Non-rated                             186,416                  16,493             12.83           49.40
 Non-rated interest only                    --                   2,080              9.06           63.20
                                      --------                --------
Total                                 $303,130                $ 76,417
                                      ========                ========


At the resecuritization date, the non-rated certificates had a combined notional amount of $648.4 million.

At  March  31,  2007,  the   sensitivity  of  the  current  fair  value  of  the
resecuritization certificates to potential adverse changes is as follows:


                                                                  Expected                Discount Rate Applied to
                                                                 Credit Loss                     Cash Flows
                                                          --------------------------     --------------------------
                                            Weighted                                        1.0%            2.0%
                                 Fair        Average         1.0%             2.0%        Adverse         Adverse
 (Dollars in thousands)          Value      Life (yrs)     CDR (1)          CDR (1)        Change          Change
------------------------        -------     ----------    ---------        ---------     ----------      ----------
Security rating:
BB+                             $31,249        9.90         (4.40)%         (75.60)%       (7.20)%         (13.70)%
BB                                7,078       10.32         (5.90)          (75.20)        (7.20)          (13.70)
BB-                               6,369       10.45         (7.80)          (73.90)        (7.00)          (13.40)
B+                                9,806       10.79         (9.30)          (72.40)        (6.90)          (13.20)
B                                 3,771       11.06        (12.10)          (66.40)        (6.20)          (11.80)
B-                                3,058       11.20        (13.80)          (60.30)        (5.40)          (10.40)
Non-rated                        16,220       12.83        (24.40)          (40.40)        (2.10)           (4.20)
Non-rated interest only             994        9.06        (65.60)          (65.60)        (3.10)           (3.10)
                                -------
Total                           $78,545
                                =======


(1) Constant Default Rate

The coupon interest rate on the principal classes is 4.0% and 0.2% on the interest only class. During the three months ended March 31, 2007, the CMBS Partnerships received approximately $3.2 million of interest income from retained resecuritization certificates.

Delinquencies on the collateral loans underlying the resecuritization certificates totaled 0.4% at March 31, 2007. At March 31, 2007, actual losses to date were 0.8% of the original pool balance, and projected remaining losses are estimated at 24.3% of the original pool balance.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



D. NOTES RECEIVABLE

The Direct Loan Partnership invests in various types of loans. The aggregate carrying values, allocated by product type and weighted average coupons, of notes receivable held by the Direct Loan Partnership as of March 31, 2007 were as follows:


                                                              Allocation   Fixed     Variable
                                                                  by        Rate       Rate
                                     Total      Carrying       Product    Average    Average
    (Dollars in thousands)        Commitment      Value          Type      Yield       Yield
------------------------------    ----------    ---------     ----------  -------    ---------
Product Type:
Bridge loans, variable rate        $ 15,000     $  2,552          5.54 %       --       8.32 %
Bridge loans, fixed rate             25,696       25,696          9.48       7.07 %       --
B-notes, variable rate               40,000       32,504         14.77         --       9.64
B-notes, fixed rate                  27,985       23,208         10.33       7.93         --
Mezzanine loans, variable rate      141,748      108,336         43.09         --       8.87
Mezzanine loans, fixed rate          45,492       21,426         16.79      10.21         --
                                   --------     --------       -------    -------    -------
Total / Average                    $295,921     $213,722        100.00%      8.40 %     8.94 %
                                   ========     ========       =======    =======    =======


E. FINANCING ARRANGEMENTS/ NOTES PAYABLE/ REPURCHASE AGREEMENTS

The funds use these debt facilities to finance investment activity. Changes in the balances from December 31, 2006, are due to transactions undertaken in the ordinary course of business.

F. REVENUES AND EXPENSES

Revenues and expenses of consolidated partnerships consisted of the following:


                                                       Three Months Ended March 31,
                                                       ---------------------------
           (In thousands)                                  2007            2006
------------------------------------                     --------        --------
Rental income                                            $12,151         $ 6,271
Interest and other income                                 35,165           1,974
                                                         -------         -------

Total revenues                                           $47,316         $ 8,245
                                                         =======         =======

Interest expense                                         $22,909         $ 6,946

Asset management fees                                      6,339           4,635
Property operating expenses                                4,989           3,397
General and administrative expenses                        5,794           3,389
Depreciation and amortization                              5,889           3,376
Other expenses                                               742             484
                                                         -------         -------
   Subtotal                                               23,753          15,281
                                                         -------         -------

Total expenses                                           $46,662         $22,227
                                                         =======         =======


                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



NOTE 10 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Minority interests in consolidated subsidiaries consisted of the following:


                                                       March 31,      December 31,
         (In thousands)                                  2007             2006
---------------------------------                     ----------      ------------
Convertible Special Common Units
   ("SCUs") of a subsidiary                            $213,563         $231,262
Convertible Special Membership
   Units ("SMUs") of a subsidiary                         4,952            5,110
Convertible Special Common
   Interests ("SCIs") of a
   subsidiary                                             4,565            4,758
Other                                                     9,479            6,260
                                                       --------         --------

Total                                                  $232,559         $247,390
                                                       ========         ========


Income (loss) allocated to minority interests, net of tax, was as follows:


                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
   (In thousands)                                   2007           2006
--------------------                              --------       --------
SCUs                                              $(5,956)       $ 5,729
SMUs                                                  (79)           150
SCIs                                                  (76)            --
Other                                                  (6)            --
                                                  -------        -------

Total                                             $(6,117)       $ 5,879
                                                  =======        =======


A. SCUS

During 2007, the holder of 132,000 SCUs redeemed the units, for which we paid approximately $2.8 million in cash. We also redeemed the special preferred voting shares related to the converted SCUs at par ($0.01 per share).

B. OTHER

"Other" minority interests at March 31, 2007, primarily represent the 10% interest in Centerline Financial Holdings LLC, formerly known as Centerbrook Holdings LLC ("CFH") owned by Natixis Capital Markets Inc. ("Natixis") (formerly IXIS Capital Markets North America, Inc.).

NOTE 11 - INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.2 million to the January 1, 2007, balance of beneficial owners' equity and approximately $432,000 to the January 1, 2007 goodwill balance (see Note 4). As of the adoption date, we had gross unrecognized tax benefits of approximately $2.0 million and accrued interest of approximately $836,000. Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We do not anticipate that these unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 31, 2008. We recognize interest and penalties related to uncertain tax positions within our income tax provision or benefit.

The Internal Revenue Service is examining the consolidated corporate federal income tax returns of our subsidiaries subject to taxes for the tax periods ended June 30, 2003, December 31, 2003 and December 31, 2004. The New York City

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



taxing authority is examining the partnership tax returns of one of our subsidiaries for the years ended December 31, 2003 and 2004. These examinations are in a preliminary stage and no significant issues have yet been raised.

NOTE 12 - COMPREHENSIVE INCOME

Comprehensive income was as follows:


                                                                          Three months Ended
                                                                               March 31,
                                                                       -----------------------
                          (In thousands)                                 2007          2006
------------------------------------------------------------------     ---------     ---------
Net (loss) income                                                      $(14,745)     $ 14,657
Net unrealized (loss) gain on interest rate derivatives                  (1,063)          591
Net unrealized gain (loss) on marketable and equity securities               17          (285)
Net unrealized loss on other investments                                 (1,793)           --
Net unrealized gain (loss) on mortgage revenue bonds:
   Unrealized gain (loss) during the period                              44,135       (13,685)
   Reclassification adjustment for net gain included in net income         (653)         (891)
                                                                       --------      --------
Comprehensive income                                                   $ 25,898      $    387
                                                                       ========      ========


NOTE 13 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of the following:


                                                           Three Months Ended
                                                               March 31,
                                                        ------------------------
         (In thousands)                                   2007            2006
--------------------------------                        --------        --------
Salaries and benefits                                   $36,860          $19,902
Other general and administrative                         20,564           12,665
                                                        -------          -------

Total                                                   $57,424          $32,567
                                                        =======          =======


NOTE 14 - EARNINGS PER SHARE ("EPS")

For basic EPS, the number of shares includes common shares and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares"), as the Convertible CRA Shares have the same economic benefits as common shares. Income for the calculation represents net income or loss less dividends for our 4.4% Convertible CRA Preferred Shares.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and non-vested share grants is calculated using the treasury stock method. The 4.4% Convertible CRA Preferred Shares and our subsidiaries' convertible equity units are not included in the calculation as their assumed conversions would be antidilutive.

In accordance with SFAS No. 128, EARNINGS PER SHARE, no common share equivalents are included in the Diluted EPS calculation in a period when we report a net loss after dividends for the 4.4% Convertible CRA Preferred Shares.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)


                                           Three Months Ended March 31, 2007    Three Months Ended March 31, 2006
                                          -----------------------------------   ---------------------------------
(In thousands, except per share amounts)    Income      Shares      Per Share    Income       Shares    Per Share
----------------------------------------  ----------   --------     ---------   ---------   ---------   ---------
 Net (loss) income                        $  (14,745)                           $  14,657
 Preferred dividends                           1,188                                1,188
                                          ----------                            ---------
 Net (loss) income allocable to              (15,933)     57,957    $   (0.27)     13,469      58,578   $    0.23
   shareholders (Basic EPS)
                                                                    =========                           =========
 Effect of dilutive securities                    --          --                       --         317
                                          ----------   ---------                ---------   ---------
 Diluted EPS                              $  (15,933)     57,957    $   (0.27)  $  13,469      58,895   $    0.23
                                          ==========   =========    =========   =========   =========   =========


NOTE 15 - RELATED PARTY TRANSACTIONS

A. TRCLP

General and administrative expenses include shared service fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company controlled by our chairman.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in investment funds which we manage and are included in "Other expenses of consolidated partnerships".

During the quarter ended March 31, 2007, we acquired two mortgage revenue bonds for properties developed by a subsidiary of TRCLP. LIHTC funds we consolidate also provided equity financing to these properties. Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS"), formerly known as ARCap Real Estate Special Situations Mortgage Fund LLC, also acquired participation interests with AMAC in two loans secured by properties developed by TRCLP.

B. AMAC

We collect asset management and incentive management fees and expense reimbursements from AMAC pursuant to an advisory agreement. These fees and reimbursements are included in fee income in the condensed consolidated statements of income. We entered into a new advisory agreement, effective as of March 2007 whereby the basis of certain of the fees we earn has changed, although we do not expect the fees earned to differ significantly from the previous agreement absent the effect of AMAC's growth.

We have extended an unsecured revolving credit facility to AMAC to provide it up to $50.0 million, bearing interest at LIBOR plus 3.0%, which is to be used by AMAC to purchase new investments and for general corporate purposes. As of March 31, 2007, $10.2 million was outstanding under this facility. Income we earn from this facility is included in "Other interest income". In the opinion of management, the terms of this facility are consistent with those of loan transactions with independent third parties.

During March 2007, AMAC entered into an agreement with CRESS with respect to its investment in a CDO issued by Nomura CRE CDO 2007-2, LTD. Under the terms of this agreement, CRESS temporarily held an investment in the name of AMAC as its nominee pending permanent financing to be obtained by AMAC but did not carry the investment on its balance sheet. As of March 31, 2007, AMAC owed approximately $5.0 million to CRESS at a weighted average interest rate of 5.92%, in connection with this investment. In April 2007, AMAC obtained the permanent financing and paid the amount due to CRESS.

In the first quarter of 2007, our Commercial Real Estate subsidiaries originated approximately $203.7 million in loans on behalf of AMAC and, pursuant to the advisory agreement, received approximately $792,000 of mortgage banking fees from the borrowers. We record these fees in "Fee income" in the condensed consolidated statements of income.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



We serve as the collateral manager for AMAC's $400.0 million CDO. We also service all of the loans in AMAC's CDO, as well as other loans currently held by AMAC outside of the CDO. In this capacity, we perform all primary servicing functions as well as special servicing of any loans in default. Pursuant to the advisory agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in "Fee income" in the condensed consolidated statements of income.

C. INCOME STATEMENT IMPACT

(Fees paid) and income earned were as follows:


                                                                         Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                        (In thousands)                                  2007           2006
---------------------------------------------------------------      -----------    ----------
TRCLP shared service fee expense                                     $      (143)   $     (163)
TRCLP property management services expense                           $    (1,073)   $   (1,000)
AMAC asset management and incentive management fees and expense
   reimbursements                                                    $     1,007    $      952
AMAC credit facility interest income                                 $        97    $       --
AMAC servicing fee income                                            $       130    $       --


NOTE 16 - BUSINESS SEGMENTS

We operate in five business segments plus a corporate group as described in Note
1. Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are
generally  managed   separately.   Unallocated   corporate  costs  are  reported
separately.

The table below includes Cash Available for Distribution ("CAD"), and a reconciliation from CAD to net (loss) income, as CAD is the performance measure used by our chief decision-maker to allocate resources among the segments.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



The following table provides more information regarding our segments:


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    ----------------------------
                  (In thousands)                                                        2007            2006
----------------------------------------------------                                ------------    ------------
REVENUES
   Affordable Housing                                                               $     60,592    $     62,030
   Commercial Real Estate (1)                                                             13,426          11,870
   Asset Management (1)                                                                   13,992           6,499
   Credit Risk Products                                                                    3,260              --
   Corporate Group                                                                         7,145           3,383
   Consolidated Partnerships (2)                                                          50,045           9,286
   Elimination of intersegment transactions                                              (31,295)        (20,929)
                                                                                    ------------    ------------
Consolidated Revenues                                                               $    117,165    $     72,139
                                                                                    ============    ============

CAD
   Affordable Housing                                                               $     15,061    $     25,485
   Commercial Real Estate (1)                                                              4,527           3,104
   Asset Management (1)                                                                    6,494           3,510
   Credit Risk Products                                                                      964            (556)
   Unallocated corporate costs                                                           (22,404)        (16,288)
                                                                                    ------------    ------------
Consolidated CAD                                                                           4,642          15,255

   Reconciliation of CAD to net (loss) income:
      Fees deferred for GAAP (3)                                                             942           1,154
      Depreciation and amortization expense                                              (11,498)         (8,913)
      Interest income yield adjustments (4)                                               (2,296)           (158)
      Gain on sale of loans (5)                                                            1,881           4,623
      Loss on impairment of assets                                                       (16,447)             --
      Tax adjustment (6)                                                                  (1,204)            (32)
      Non-cash compensation (7)                                                           (9,182)         (2,352)
      Difference between subsidiary equity
      distributions and       income allocated to
      minority interests (8)                                                              14,919           3,025
      Non-cash equity income                                                               1,995            (204)
      Preferred dividends                                                                  1,188           1,188
      Other, net                                                                             315           1,071
                                                                                    ------------    ------------
Consolidated Net (Loss) Income                                                      $    (14,745)   $     14,657
                                                                                    ============    ============

DEPRECIATION AND AMORTIZATION
   Affordable Housing                                                               $        234    $        765
   Commercial Real Estate (1)                                                              4,444           3,693
   Asset Management (1)                                                                       26              23
   Credit Risk Products                                                                        1              --
   Corporate Group                                                                         6,593           4,432
   Consolidated Partnerships                                                                 200              --
                                                                                    ------------    ------------
Consolidated Depreciation and Amortization                                          $     11,498    $      8,913
                                                                                    ============    ============


                                                                                      March 31,     December 31,
                                                                                        2007            2006
                                                                                    ------------    ------------

IDENTIFIABLE ASSETS
   Affordable Housing                                                               $  2,908,614    $  2,866,346
   Commercial Real Estate (1)                                                            227,592         390,886
   Asset Management (1)                                                                   13,185          13,754
   Credit Risk Products                                                                   92,950          52,337
   Consolidated partnerships (2)                                                       6,351,639       6,046,429
   Corporate Group                                                                       785,479         794,619
   Elimination of intersegment balances                                                 (472,594)       (475,855)
                                                                                    ------------    ------------
Consolidated Identifiable Assets                                                    $  9,906,865    $  9,688,516
                                                                                    ============    ============


                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



(1)  Includes Investors as of August 2006.
(2)  Includes funds sponsored by Investors as of August 2006.
(3) Represents the net difference between fees received at the time of a transaction that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting (e.g.: fund sponsorship fees recognized over the relevant service periods) or upon a later event (such as mortgage origination fees recognized upon settlement of a loan sale).
(4) Represents the adjustment for amortization of bond discounts or premiums that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting, as well as the difference between actual interest income received and income recognized under the effective yield method.
(5) Represents non-cash gain recognized on sale of mortgage loans when servicing rights are retained and gains on sales of mortgage revenue bonds.
(6) Represents the difference between the tax benefit recorded and the net cash amount we expect to pay or receive in relation to the current period.
(7) Represents the add-back of amortization of costs recognized for share-based compensation and non-cash compensation related to fund earnings.
(8) Represents the difference between actual distributions to SCU, SMU and SCI holders (which is based on the common share distribution rate) and accounting allocation of earnings, which is based on the represented portion of combined common, CRA and subsidiary equity in allocating GAAP net income.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

PRS/CRG/ERC

PRS/ CRG

PRS Companies ("PRS") and Capital Realty Group ("CRG") were sponsors of certain property partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. A construction affiliate of PRS served as general contractor for most of these partnerships. Due to financial difficulties experienced by PRS and its construction affiliate, we ceased our business dealings with PRS and acquired the general partner interest in certain partnerships sponsored by PRS as part of agreements reached in April 2005 (the "PRS Partnerships"). There were two additional projects for which the PRS construction affiliate was general contractor (the "GCG Partnerships") for which the general partner interest owned by PRS or an affiliate were transferred at the same time.

Likewise, we entered into agreements in April of 2005 with CRG with respect to certain partnerships in which CRG served as sponsor (the "CRG Partnerships"). The PRS financial difficulties created construction finance shortfalls that created liquidity problems for these partnerships as well. In December of 2006, we entered into an additional agreement with CRG to transfer the general partner interests held by CRG in four additional properties. This agreement included the termination of certain rights retained by CRG with respect to the CRG Partnerships in the 2005 Agreements and we have ceased our business dealings with CRG.

The PRS Partnerships, GCG Partnerships, and CRG Partnerships are set out in the table below.

In addition to the PRS Partnerships, CRG Partnerships and GCG Partnerships described above, we own bonds that finance other partnerships associated with PRS and CRG. In these partnerships, our funds are not the equity sponsor, and we will look to the respective equity investor to take control, complete construction and stabilize the partnerships. Absent a satisfactory resolution, we may exercise our available remedies to protect our investments.

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

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



Two of the properties are under construction, and we expect that the equity of the applicable property partnerships is sufficient to cover the estimated costs to complete these two properties. We may have to advance funds to the partnerships to cover operating costs until the properties achieve stabilization, which amounts we do not expect to exceed $2.5 million. We anticipate the future equity payments due these partnerships will be sufficient to repay the advances.

Summary of Impact
-----------------

In the first quarter of 2007, we reassessed our strategy with respect to the ultimate recovery of our investments in these properties. We have undertaken an initiative to determine the most advantageous strategy for recovery on the mortgage revenue bonds. The strategies to be followed for individual bonds may involve a change in our planned holding period of the asset or the level of additional funding we may provide, if any. While the strategy remains under review, the initial assessment of four of the mortgage revenue bonds has caused us to recognize an impairment charge of approximately $13.7 million (see Note 2) due in part to the revision of the estimated level and timing of cash flows for the valuation of the properties. In connection with that determination, management concluded that advances made to our sponsored funds in connection with those underlying properties may not be fully recoverable and we recorded a reserve of approximately $5.5 million in the first quarter of 2007.

The partnerships are summarized as follows:


                                                                                                        (In thousands)
                                                                                                   -------------------------
                                                                                                               Fair Value of
                            Centerline      Centerline                                                            Mortgage
                             Holds or         Capital                                                Loan         Revenue
                             Will Hold       Sponsored   Included in                     Third      Amounts        Bonds
                             Mortgage        Funds is       Credit      Centerline      Parties    Upon Full    Outstanding
                              Revenue         Equity    Intermediated    Holds GP       Provided      Draw      at March 31,
                  Number        Bond          Partner       Funds         Interest       Equity       Down          2007
                 --------   -----------     ----------  -------------   ----------      --------   ---------   -------------
            PRS PARTNERSHIPS
 Lease-Up           10            9               5           3               5             5      $ 103,831     $  88,248
 Rehab               1            1               1           1               1            --         19,300        20,229
 Stabilized          2            2              --          --              --             2         18,377        19,438
                  ----------------------------------------------------------------------------------------------------------
 Subtotal           13           12               6           4               6             7        141,508       127,915
                  ----------------------------------------------------------------------------------------------------------

            CRG PARTNERSHIPS
 Lease-Up            4            2               4           3               2            --         19,931        19,864
 Rehab               2            2               2           2               2            --         61,888        62,828
                  ----------------------------------------------------------------------------------------------------------
 Subtotal            6            4               6           5               4            --         81,819        82,692
                  ----------------------------------------------------------------------------------------------------------

            GCG PARTNERSHIPS
 Construction        1            1               1           1              --            --         16,600        16,600
 Lease-Up            1            1               1          --              --            --         13,170        13,781
                  ----------------------------------------------------------------------------------------------------------
 Subtotal            2            2               2           1              --            --         29,770        30,381
                  ----------------------------------------------------------------------------------------------------------

            ERC PARTNERSHIPS
 Construction        2            2               2           2               2            --         16,950        17,896
 Lease-Up           14           13              14          13              14            --        111,670       115,099
 Stabilized          2            2               2           1               2            --          9,392         9,878
                  ----------------------------------------------------------------------------------------------------------
 Subtotal           18           17              18          16              18            --        138,012       142,873
                  ----------------------------------------------------------------------------------------------------------
 Total              39           35              32          26              28             7      $ 391,109     $ 383,861
                  ==========================================================================================================
 Total eliminated in consolidation                                                                 $ 286,111     $ 279,074
                                                                                                  ==========================


                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



Our potential exposure falls into three categories as follows:

         Cash required to bring the properties to break-even operation - As of March 31, 2007, advances outstanding totaled approximately $26.9 million, net of the reserve described above. These advances, and additional loans, are assessed periodically for collectability and the impact on the potential impairment of existing mortgage revenue bonds. At present, we do not anticipate that any of the remaining advances would require a charge to expense, although the strategy ultimately adopted with respect to recovery on any individual mortgage revenue bond may require a change in that outlook.

              Based on current lease-up estimates and projected costs to complete construction, we estimate that the properties, in the aggregate, may require approximately $13.5 million of additional cash (to supplement cash from operations) to reach full stabilization. While we expect that future equity contributions at the fund level may provide some of this support to the properties, we may need to advance some of this amount and a portion of any such advances may be charged directly to expense depending upon our assessment of the funds' ability to repay the advances.

         Potential impact on mortgage revenue bonds - As noted above, we recognized impairment with respect to four of the affected bonds in the first quarter of 2007. While we do not believe that there is other-than-temporary impairment of any of the other bonds, the outcome of our strategic plan with respect to this portfolio may cause impairments to be recognized as other-than-temporary should we determine that disposition of the bond or other actions be the best course of action with respect to recovering our investment or if the cash flow projections are affected by planned courses of action. Any such impairments, should they be determined, can not currently be estimated.

         Potential cost to provide specified yields - As noted in the table above, 26 of the partnerships are part of equity funds for which we are obligated to provide specified yields. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements. Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

There can be no assurance that a bankruptcy by or against PRS or its affiliates or against ERC may not give rise to additional claims concerning these partnerships.

FORWARD TRANSACTIONS

At March 31, 2007, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of approximately $232.3 million for mortgages to be funded in 2007 and later, and each lending commitment has an associated sale commitment. In addition, those subsidiaries had commitments to sell mortgages totaling $156.4 million. Approximately $49.4 million of this amount was funded as of March 31, 2007, and is included in "Other Investments" as "Mortgage Loans Held for Sale". The balance of approximately $107.0 million is to be funded later in 2007.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $17.7 million by the end of 2007.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $4.4 million at March 31, 2007.

MORTGAGE LOAN LOSS SHARING AGREEMENTS

Pursuant  to a master  loss  sharing  agreement  under the Fannie Mae  Delegated
Underwriting and Servicing ("DUS") program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At March 31, 2007, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

We also participate in loss sharing transactions under Freddie Mac's Delegated Underwriting Initiative Program ("DUIP") whereby we originate loans that are purchased by Freddie Mac. The aggregate of all loans we may originate under this program can not exceed $100.0 million. Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults on DUIP transactions. For such loans, if a default occurs, our share of the loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance. The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.

Our maximum exposure at March 31, 2007, pursuant to these agreements, was approximately $834.8 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At March 31, 2007, that reserve was approximately $13.1 million, which, we believe, represents our actual potential losses at that time.

As of March 31, 2007, we maintained collateral consisting of treasury notes and Fannie Mae and Freddie Mac securities of approximately $12.5 million and a money market account of approximately $900,000, which is included in restricted cash in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $11.3 million.

We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8.0 million covers this letter of credit requirement. At March 31, 2007, commitments under this reimbursement agreement totaled $3.0 million.

YIELD TRANSACTIONS

We have entered into several credit intermediation agreements with either Natixis or Merrill Lynch (each a "Primary Intermediator") to provide agreed-upon rates of return for pools of multifamily properties to funds sponsored by Centerline Affordable Housing Advisors LLC ("AHA"), formerly known as CharterMac Capital LLC. In return, we have or will receive fees, generally at the start of each credit intermediation period. There are a total of 15 outstanding agreements to provide the specified returns:

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



     o    through the construction and lease-up phases of the properties;
     o for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
     o    covering both periods.

Total potential exposure pursuant to these transactions is approximately $1.1 billion, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $23.7 million as of March 31, 2007. This amount is included in "deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our condensed consolidated balance sheet. Refer also to PRS / CRG / ERC above, regarding potential exposure under existing obligations.

Some of the property-level partnerships have financed their properties with the proceeds of our mortgage revenue bonds. In a portion of these cases, the Primary Intermediator has required that those mortgage revenue bonds be deposited into a trust from which senior and subordinated trust certificates were issued with approximately 50% of these trust certificates being subordinated. We have financed a portion of these senior and subordinated trust certificates through our fixed rate securitization transaction. By placing these bonds into this trust structure we have restricted our ability to foreclose on these bonds without the consent of the Primary Intermediator.

OTHER CONTINGENT LIABILITIES

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions was approximately $186.9 million as of March 31, 2007. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $880,000 as of March 31, 2007. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

At March 31, 2007, we had unused letters of credit totaling $5.0 million described in the MORTGAGE LOAN LOSS SHARING AGREEMENTS above.

LEGAL CONTINGENCIES

Claims have been asserted against subsidiaries of the Company in two separate but interrelated lawsuits relating to two properties for which we have provided debt and equity financing, but associated with the same developers. The lawsuits allege, among other things:

     o    breach of fiduciary duty;
     o    breach of the implied covenant of good faith and fair dealing;
     o    intentional misrepresentation, fraud and deceit;
     o    negligent misrepresentation; and
     o    tortious interference with contracts.

One of the lawsuits claims unspecified damages while the other lawsuit alleges damages of at least $10 - 15 million. One suit (which alleges losses of at least $10 million) is currently scheduled to commence trial on March 31, 2008 and the

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



other suit (with unspecified damages claimed) is currently scheduled for trial in May 2008. The parties have engaged in discovery and have entered into settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims. The Company is unable at the present time to estimate what potential losses, if any, may arise in connection with this litigation.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

FUNDING COMMITMENTS

We participate as co-investor in the CMBS and Direct Loan funds we sponsor. As of March 31, 2007, our remaining unfunded capital commitments were $7.9 million.

NOTE 18 - SUBSEQUENT EVENTS

In April 2007, our Board of Trustees authorized an increase of 1.5 million shares to our share repurchase plan, bringing the total repurchase authorization to 3.0 million shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current estimates, projections and assumptions about our Company and industry. Words such as "anticipates,"
"expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o    adverse changes in real estate markets;
     o    competition with other companies;
     o    interest rate fluctuations;
     o    general economic and business conditions;
     o    environmental/safety requirements;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o risk of default associated with the mortgage revenue bonds and other securities held by us or our subsidiaries;
     o    risks associated with providing credit intermediation;
     o    risk of loss under mortgage loan loss sharing agreements;
     o    risk of loss from direct and indirect investments in CMBS;
     o the risk that relationships with key investors and developers may not continue;
     o    our ability to generate fee income may not continue; and
     o    risks related to the form and structure of our financing arrangements.

These risks are more fully described in our Form 10-K for the year ended December 31, 2006, and in Part II, Item 1.A. RISK FACTORS, in this document. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

Factors Affecting Comparability
-------------------------------

In August 2006, we acquired Investors. Prior to the acquisition, we had recorded equity income from a 10.7% investment in Investors (included in our Commercial Real Estate segment). Following the acquisition, operating results of Investors are included in our Commercial Real Estate, Asset Management and Consolidated Partnerships segments. In addition, we incurred restructuring costs associated with planned integration activities and incurred increased non-cash compensation costs following the acquisition due to non-vested share grants and promote income related to funds we manage.

During June 2006, we launched Centerline Financial to provide credit intermediation products to the affordable housing finance industry. We expect our majority ownership of Centerline Financial will enable us to prospectively retain a significant portion of the fees that we would have paid to third party credit providers. Various start-up costs were incurred in 2006 in connection with this subsidiary.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2007 AND 2006
------------------------------------------

The following is a summary of our operations for the three months ended March 31, 2007 and 2006:


                                              % of                        % of
   (In thousands)               2007        Revenues        2006        Revenues      % Change
--------------------        -----------   ------------  -----------   ------------  ------------
Revenues                    $   117,165      100.0 %    $    72,139      100.0 %        62.4 %
(Loss) income before                                                                        %
  income taxes              $   (17,691)     (15.1)%    $    11,738       16.3 %      (250.7)
Net (loss) income           $   (14,745)     (12.6)%    $    14,657       20.3 %      (200.6)%


The growth in revenues was due mostly to revenues earned by funds we consolidated upon the acquisition of Investors in August 2006, and the interest income of investments held by that subsidiary.

We recorded a net loss for the 2007 quarter as compared to net income in the 2006 quarter. Much of the decline was due to impairment charges recognized on mortgage revenue bonds, a charge to reserve against associated receivables and non-cash costs stemming from the acquisition of Investors, such as amortization of restricted shares awarded in connection with the transaction and amortization of intangible assets acquired. Other factors contributing to the net loss in the 2007 period were increased interest costs and severance costs associated with the departure of an executive officer.

REVENUES

Our revenues were as follows:


                                                    For the Three Months Ended March 31,
                                                -------------------------------------------
             (In thousands)                         2007           2006          % Change
--------------------------------------          ------------   -------------    -----------
Mortgage revenue bond interest income           $     37,063   $      36,522            1.5 %

Other interest income                                 12,557           5,944          111.3

Fee income                                            14,635          16,071           (8.9)

Other revenues:
   Construction service fee                            1,265           1,148           10.2
   Expense reimbursements                              1,079           1,227          (12.1)
   Rental income of real estate owned                  1,433           1,041           37.7
   Administration fees                                   596             401           48.6
   Prepayment penalties                                  659             812          (18.8)
   Other                                                 562             728          (22.8)
                                                ------------    ------------    -----------
Total other revenues                                   5,594           5,357            4.4
                                                ------------    ------------    -----------

Subtotal                                              69,849          63,894            9.3
                                                ------------    ------------    -----------

Revenues of consolidated partnerships                 47,316           8,245          473.9
                                                ------------    ------------    -----------

   Total revenues                               $    117,165   $      72,139           62.4 %
                                                ============    ============    ===========


A large portion of the revenue increase was due to the Investors acquisition. Adjusting to include Investors in the 2006 period, revenues would have increased approximately 11.4%.

Mortgage revenue bond interest income and Fee income is discussed in RESULTS BY SEGMENT below.

Other interest income includes income from resecuritization certificates held in our Commercial Real Estate segment and interest earned on escrow balances in that segment. The increase compared to the 2006 period relates to:

     o interest generated by CMBS resecuritization certificates we hold through Investors (acquired in August 2006 and thus for which there was no comparable 2006 amount); and
     o higher cash balances (predominantly the escrow accounts) coupled with increasing market interest rates for temporary investments.

The 2006 quarter included interest earned on a loan to a Commercial Real Estate business. That loan was repaid in September 2006 and there is no comparable revenue in 2007.

Revenues of consolidated partnerships increased due to:

     o CMBS partnerships consolidated as part of the Investors acquisition (see Note 9);
     o an increase in the number of LIHTC Partnerships due to fund sponsorship activity; and
     o an increase in the number of Property Partnerships over the past year which we have taken control of to protect our investments (see Note
          17).

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

In the first quarters of 2007 and 2006, the following amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:


                                              For the Three Months Ended March 31,
                                          -------------------------------------------
            (In thousands)                    2007           2006          % Change
-------------------------------------     ------------   ------------     -----------
Mortgage revenue bond interest income     $      5,347   $      1,539           247.4%
Other interest income                               --             52          (100.0)
Fee income                                      10,710          9,826             9.0
Other revenues                                   1,371          1,235            11.0
                                          ------------    -----------     -----------

Total                                     $     17,428   $     12,652            37.7%
                                          ============    ===========     ===========


EXPENSES

Our expenses were as follows:


                                                                    For the Three Months Ended March 31,
                                                                  ----------------------------------------
                        (In thousands)                               2007            2006        % Change
--------------------------------------------------------------    -----------    ------------   ----------
Interest expense                                                  $    28,302    $    17,107         65.4%
                                                                  -----------    -----------
Interest expense - preferred shares of subsidiary                       4,724          4,724           --
                                                                  -----------    -----------

Salaries and benefits                                                  36,860         19,902         85.2
Other general and administrative                                       20,564         12,665         62.4
                                                                  -----------    -----------    ---------
  Subtotal general and administrative                                  57,424         32,567         76.3
                                                                  -----------    -----------    ---------

Depreciation and amortization                                          11,498          8,913         29.0
Loss on impairment of assets                                           16,447             --           --
                                                                  -----------    -----------    ---------
  Subtotal before consolidated partnerships                           118,395         63,311         87.0
                                                                  -----------    -----------    ---------

Interest expense of consolidated LIHTC and Property
  partnerships                                                          7,185          6,946          3.4
Interest expense of consolidated CMBS and Direct Loan
  partnerships                                                         15,724             --           --
                                                                  -----------    -----------    ---------
                                                                       22,909          6,946        229.8
                                                                  -----------    -----------    ---------
Other expenses of consolidated LIHTC and Property partnerships         23,199         15,281         51.8
Other expenses of consolidated CMBS and Direct Loan
  partnerships                                                            554             --           --
                                                                  -----------    -----------    ---------
                                                                       23,753         15,281         55.4
                                                                  -----------    -----------    ---------
  Subtotal expenses of consolidated partnerships                       46,662         22,227        109.9
                                                                  -----------    -----------    ---------

Total expenses                                                    $   165,057    $    85,538         93.0%
                                                                  ===========    ===========    =========


The increase in interest expense reflects the higher amount of average debt outstanding (approximately $2.3 billion in the first quarter of 2007 as compared to $1.7 billion in the first quarter of 2006). The higher balance in 2007 reflects

     o    the cost of the Investors acquisition;
     o continuing capital deployment in the Affordable Housing segment for mortgage revenue bond and LIHTC investments; and
     o debt facilities of Investors used in Commercial Real Estate investing and fund sponsorship activities.

In addition, our average borrowing rate increased in 2007 as compared to 2006 as a result of increases in the BMA and LIBOR rates in both years. The effect of rate increases was tempered, however, by a fixed rate securitization program in place since mid-2006 and the interest rate swaps that we have in place, some of which are "in the money". Our average borrowing rate increased to 4.8% in the first quarter of 2007 as compared to 3.8% in the first quarter of 2006.

While our borrowing costs have been increasing along with market rates, the commencement of Centerline Financial has enabled us to retain a significant portion of fees which we have historically paid to third parties in connection with securitizations in the Affordable Housing segment. In addition, we anticipate Centerline Financial will enable us to lower our average cost of capital through more effective leverage of our assets.

The increase in salaries and benefits expense primarily relates to the approximately 100 employees added upon the Investors acquisition, the continued growth of our component businesses and approximately $4.6 million of incremental non-cash compensation cost related to shares issued in connection with the Investors acquisition. In addition, salaries and benefits include approximately $1.5 million for deferred participation compensation related to CMBS funds we sponsor and $2.2 million of severance costs, primarily associated with the retirement of an executive officer.

The increase in other general and administrative expenses primarily resulted from the following:

     o    higher infrastructure costs following the Investors acquisition;
     o fees paid by Centerline Financial to Natixis (commenced in the third quarter of 2006); and
     o    costs incurred in relation to the Company's re-branding.

These increases were partially offset by decreased fund origination costs within our Affordable Housing segment due to the lower level of fund sponsorship activity.

Depreciation and amortization expenses were higher in the 2007 period, primarily due to increased amortization of mortgage servicing rights. In addition to approximately $14.5 million in mortgage servicing rights acquired as part of the Investors acquisition in August 2006, we recorded incremental assets since March 31, 2006, due to mortgage origination activity within our Commercial Real Estate segment.

Loss on impairment of assets related to seven mortgage revenue bonds associated with six properties experiencing substandard performance and the change in our strategy with respect to protecting our investment in certain assets (see Notes 2 and 17).

Other expenses of the consolidated LIHTC and Property partnerships increased due to the increase in the number of consolidated entities since March 2006. Virtually all of the expenses of the consolidated LIHTC and Property partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

Expenses of consolidated CMBS partnerships represent funds we manage to syndicate investments in CMBS and associated resecuritization trusts. These items were incorporated into our financial results upon our acquisition of Investors.

OTHER ITEMS


                                                         For the Three Months Ended March 31,
                                                       ----------------------------------------
                  (In thousands)                           2007           2006       % Change
----------------------------------------------------   ------------   ------------  -----------
 Equity and other (loss) income                        $       (250)  $        510       (149.0)%

 Gain on sale or repayment of loans                    $      1,624   $      4,539        (64.2)%
 Gain on sale or repayment of mortgage revenue
   bonds and other assets                                       755            891        (15.3)
                                                       ------------   ------------  -----------
                                                       $      2,379   $      5,430        (56.2)%
                                                       ------------   ------------  -----------

 Income allocated to preferred shareholders of
   subsidiary                                          $     (1,556)  $     (1,556)          -- %
                                                       ------------   ------------  -----------

 Loss (income) allocated to SCUs                       $      5,956   $     (5,729)      (204.0)%
 Loss (income) allocated to SMUs                                 79           (150)      (152.7)
 Loss allocated to SCIs                                          76             --           --
 Other                                                            6             --           --
                                                       ------------   ------------  -----------
 Total loss (income) allocated to minority
   interests                                           $      6,117   $     (5,879)      (204.0)%

 Loss allocated to partners of consolidated
   partnerships                                        $     81,111   $     88,781         (8.6)%


Equity and other (loss) income decreased since we no longer recognize our proportionate share of Investors earnings through equity income subsequent to our acquisition in August 2006. The loss for the quarter primarily relates to losses from tax advantaged investment vehicles similar to those we sponsor. Equity income from our investment in CMBS funds is eliminated in consolidation but positively impacts our net income. For the first quarter of 2007, this amount was approximately $6.7 million. There is no comparable amount in 2006 as this earnings stream began with our acquisition of Investors.

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Affordable Housing and Commercial Real Estate businesses. See RESULTS BY SEGMENT below.

The income allocation to SCUs, SMUs and SCIs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares. "Other" minority interest principally represents the portion of Centerline Financial owned by Natixis.

The loss allocation to partners of consolidated partnerships represents the operating losses of LIHTC and Property partnerships, of which we have absorbed an insignificant portion (approximately $3,000) and the majority ownership in CMBS and Direct Loan funds we sponsor.

Results by Segment
------------------

AFFORDABLE HOUSING

The table below shows selected information regarding our Affordable Housing activities:


                                                             For the Three Months Ended March 31,
                                                          --------------------------------------------
                     (In thousands)                           2007           2006          % Change
--------------------------------------------------------- -------------- --------------  -------------

                               MORTGAGE REVENUE BOND INVESTING STATISTICS
New mortgage revenue bond acquisitions                     $    20,142   $    34,579        (41.8)%
Funding of mortgage revenue bonds acquired in prior
  years                                                          1,151            --           --
Acquisitions related to prior period forward commitments         7,100        26,096        (72.8)
                                                           -----------   -----------   ----------
Total acquisition and funding activity                     $    28,393   $    60,675        (53.2)%

Mortgage revenue bonds repaid                              $     2,622   $    26,908        (90.3)%

Average portfolio balance (fair value)                     $ 2,744,922   $ 2,366,617         16.0 %

Weighted average permanent interest rate of bonds
  acquired                                                        5.88 %        5.82 %
Weighted average yield of portfolio                               6.35 %        6.56 %
Average borrowing rate (includes fees and effect of
  swaps)                                                          4.40 %        3.77 %
Average BMA rate                                                  3.59 %        3.08 %


                                   LIHTC FUND SPONSORSHIP STATISTICS

Equity raised by LIHTC funds                               $     6,444   $    60,905        (89.4)%
Equity invested by LIHTC funds (1)                         $   113,979   $   149,764        (23.9)%


Mortgage revenue bond interest income (1)                  $    43,130   $    40,218          7.2 %
Other interest income (1)                                          311           621        (49.9)
Fee income from fund sponsorship (1)                            12,930        17,432        (25.8)
Expense reimbursements                                           2,218         2,069          7.2
Other revenues (1)                                               2,003         1,690         18.5
                                                           -----------   -----------   ----------
                                                           $    60,592   $    62,030         (2.3) %
                                                           ===========   ===========   ==========

Interest expense and securitization fees (1)               $    23,961   $    14,704         63.0 %
Loss on impairment of assets                               $    16,447   $        --           --
Gain on repayments of mortgage revenue bonds               $       742   $       889        (16.5)%

CAD (2)                                                    $    15,061   $    25,485        (40.9)%
                                                           ===========   ===========   ==========


(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.

Mortgage Revenue Bond Investing
-------------------------------

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during 2006 and the first three months of 2007.

While generally declining interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with rising interest rates, resulted in the increase in interest expense and securitization fees. By entering into a fixed rate securitization in 2006 and using interest rate swaps to fix the rate on a large portion of our remaining securitizations, we believe that we have mitigated the impact on spreads of the increasing BMA rates.

We recognized impairment on seven mortgage revenue bonds in the 2007 period and none in the 2006 period.

Of the charge recorded, $13.7 million pertained to a portfolio of property partnerships for which we assumed the general partner interest in 2005. In the first quarter of 2007, we reassessed our strategy with respect to the ultimate recovery of our investments in these properties. The strategies to be followed for individual bonds may involve a change in our planned holding period of the asset or the level of additional funding we may provide, if any. While the strategy remains under review, the initial assessment of four of the mortgage revenue bonds has caused us to recognize impairment due in part to the revision of the estimated level and timing of cash flows for the valuation of the properties. See also notes 2 and 17 to the condensed consolidated financial statements.

The remainder of the impairment charge pertained to two properties with substandard performance and the restructuring of terms for one of the associated mortgage revenue bonds.

LIHTC Fund Sponsorship
----------------------

Our LIHTC Fund sponsorship activities generate fees associated with sponsoring tax-credit equity investment funds, for assisting the funds in acquiring assets and for providing specified yields to investors of certain funds. We receive many of these fees at the time a fund closes and recognize them over various periods as earned, ranging from less than one year to twenty years.

The decrease in fund sponsorship revenues reflects the lower volume of fund activity in the first quarter of 2007 as compared to the same period in 2006, both from the level of equity raised and equity invested. Partially offsetting this decline, certain ongoing fees (such as partnership management fees that are collected at the time of closing and recognized over several years) increased in the period due to funds closed after the end of the 2006 quarter.

Other ongoing fees are earned based on assets under management. Despite a higher population of funds, those fees decreased in 2007, primarily attributable to the timing of physical site visits from which we earn a portion of the fees. In addition, fees earned from older LIHTC funds decline as they dispose of assets.

Other
-----

Expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows.

Affordable Housing CAD
----------------------

CAD for the first quarter of 2007 includes a higher level of mortgage revenue bond interest income than in the 2006 quarter, offset by a decline in fee income from lower fund sponsorship and investment activity. The net increase in revenues, however, was less than the increase in securitization financing costs.

COMMERCIAL REAL ESTATE

The table below shows selected information regarding our Commercial Real Estate activities:


                                                          For the Three Months Ended March 31,
                                                      -------------------------------------------
                 (In thousands)                           2007            2006         % Change
------------------------------------------------      -------------   ------------    -----------
Mortgage originations                                 $     456,516   $    281,156           62.4 %
                                                      -------------   ------------    -----------
Primary servicing mortgage portfolio at March 31      $   8,535,220   $  8,935,959           (4.5)%
                                                      -------------   ------------    -----------
Carrying value of mortgage servicing rights at                                                    %
  March 31                                            $      53,473   $     62,589          (14.6)

Mortgage origination fees (1)                         $       2,382   $      2,108           13.0 %
Mortgage servicing fees                                       4,609          5,037           (8.5)
Other fee income                                                729            749           (2.7)
Other interest income (1)                                     4,734          2,279          107.7
Prepayment penalties                                            653            807          (19.1)
Other revenues                                                  319            890          (64.2)
                                                      -------------   ------------    -----------
    Total                                             $      13,426   $     11,870           13.1%
                                                      =============   ============    ===========

                                                      -------------   ------------    -----------
Gain on sale of mortgages                             $       1,636   $      4,541          (64.0) %
                                                      =============   ============    ===========

                                                      -------------   ------------    -----------
Equity income                                         $       6,740   $        714             --
                                                      =============   ============    ===========

                                                      -------------   ------------    -----------
CAD (2)                                               $       4,527   $      3,104           45.8 %
                                                      =============   ============    ===========


(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.

Originations
------------

The increase in mortgage origination fees for the quarter was generally in proportion to the increase in originations offset by the average rate of origination fees being impacted by the higher proportion of non-agency originations and the spread compression in the market. Fannie Mae originations decreased and Centerline Direct originations increased from the prior period because loan production focused its efforts on originating loans for our lending program for AMAC and CRESS ("Centerline Direct"). Freddie Mac originations increased sharply because of a large portfolio of loans originated in the current year.

Mortgage originations for the three months ended March 31 are broken down as follows:


  (In thousands)              2007           % of total             2006            % of total
------------------       -------------       ----------         -------------       ----------
Fannie Mae               $      69,181             15.2  %      $     209,466             74.5  %
Freddie Mac                    144,720             31.7                50,625             18.0
Centerline Direct              203,685             44.6                    --               --
Conduit and other               38,930              8.5                21,065              7.5
                         -------------       ----------         -------------       ----------
Total                    $     456,516            100.0  %      $     281,156            100.0  %
                         =============       ==========         =============       ==========


Servicing
---------

Primary servicing fees declined due to a decrease in the servicing fee rate and and the higher proportion of non-agency and non-loss sharing loans in the portfolio. This trend has also affected the level of mortgage servicing rights, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams. Generally, as our prepayments have increased, our mortgage servicing rights have decreased.

Investments
-----------

Increased  interest income in this segment reflects the acquisition of Investors
in  mid-2006  as  the  operations   acquired  hold  CMBS  and   resecuritization
certificates for investment.

Other
-----

The decrease in prepayment penalties relates to a lower level of refinancing activity in the current quarter as compared to last year.

Gain on sale of mortgages relates directly to the value of mortgage servicing rights recorded when loans are sold. The mortgage servicing rights, in turn, are valued based on projected servicing revenues, which decreased in 2007 as compared to 2006 due to lower servicing fee rates for new originations as noted above.

We act as general partner of the CMBS and Direct Loan funds we sponsor and own a portion of the funds. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. This category became a part of this segment upon the Investors acquisition while the 2006 amount represented our income from our membership interest in Investors prior to full acquisition.

Commercial Real Estate CAD
--------------------------

The sharp increase in segment CAD is attributable to the Investors acquisition and the addition of equity and interest income streams. These increases were partially offset by increased infrastructure costs that were due to the addition of the Investors business and the overall growth of this segment.

ASSET MANAGEMENT

The table below shows selected information regarding our Asset Management activities:


                                                        For the Three Months Ended March 31,
                                                      ----------------------------------------
                 (In thousands)                            2007          2006        % Change
----------------------------------------------        -------------   -----------   ----------
Mortgage portfolio at March 31:
  Primary servicing (1)                               $  22,870,536   $ 8,935,959        155.9 %
  Special servicing                                         164,927            --           --
Carrying value of mortgage servicing rights at
  March 31                                                   10,705            --           --
                                                      -------------   -----------   ----------

Other interest income (2)                             $       5,266   $     2,216        137.6 %

Asset management fees (2)                                     3,441         2,616         31.5
Servicing fees (2)                                            2,879         1,667         72.7
Other fees (2)                                                2,092            --           --
                                                      -------------   -----------   ----------
  Subtotal                                                    8,412         4,283         96.4
                                                      -------------   -----------   ----------

Other income (2)                                                314            --           --
                                                      -------------   -----------   ----------
                                                      $      13,992   $     6,499        115.3 %
                                                      =============   ===========   ==========

CAD (3)                                               $       6,494   $     3,510         85.0 %
                                                      =============   ===========   ==========


(1) Includes sub-servicing on Commercial Real Estate portfolio. Excludes servicing on mortgage revenue bonds in the Affordable Housing segment.
(2)  Prior to intersegment eliminations.
(3)  See Note 16 for a description of CAD.

Revenues
--------

Revenues increased in the 2007 period as a result of the servicing business added as part of the Investors acquisition. The remaining revenues in this segment represent charges to other segments for asset management and subservicing on the assets under management in those businesses. The growth in that revenue is reflective of the overall growth of assets under management throughout the Company, due to the sponsorship of new LIHTC funds and the growth of our Commercial Real Estate business, particularly with regard to the business done with AMAC, CRESS and the CMBS funds. The increase also includes earnings from escrow accounts maintained for the primary servicing portfolio and increased in 2007 due to higher balances as well as higher rates earned.

Asset Management CAD
--------------------

Segment CAD for the first three months of 2007 was higher than the same period in 2006 due primarily to the higher level of assets under management throughout the Company, due in part to our acquisition of Investors. In addition, the introduction of new revenue streams upon the Investors acquisition also had a beneficial impact. The increase was partially offset by a higher level of salaries and other infrastructure costs required to grow the business. We expect that the continued expansion of this business and the expected synergies from combining existing operations with Investors should benefit segment CAD in future periods.


CREDIT RISK PRODUCTS

                                                         For the Three Months Ended March 31,
                                                      -----------------------------------------
        (In thousands)                                    2007            2006        % Change
------------------------------                        -------------   ------------   ----------
Credit intermediation fees (1)                        $       2,335             --           --
Other interest income (1)                                       925             --           --
                                                      -------------   ------------   ----------
                                                      $       3,260   $         --           --
                                                      =============   ============   ==========

CAD (2)                                               $         964   $       (556)          -- %
                                                      =============   ============   ==========


(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.

Revenues
--------

Fee income is related to the credit intermediation of mortgage revenue bond securitizations which began in mid-2006 with the launch of Centerline Financial. The volume of credit intermediation provided to the Affordable Housing segment now exceeds $1.2 billion. We expect these fees to continue growing as we expand our bond portfolio and the proportion of Affordable Housing securitizations that involve credit intermediation by Centerline Financial.

Interest income in this segment relates to the investment of cash balances maintained by Centerline Financial.

Credit Risk Products CAD
------------------------

CAD in this segment for 2006 represents start up costs incurred prior to the launch of Centerline Financial. The positive 2007 CAD results are entirely due to the inception of the business in mid-2006 and the absence of the non-recurring costs. As we continue to seek opportunities to provide services external to Centerline, we expect revenues and CAD to benefit accordingly.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control, but in which we have no equity interest or, in the case of 13 partnerships, an insignificant equity interest.

     LIHTC AND PROPERTY PARTNERSHIPS

     Our Affordable Housing segment earns fees from LIHTC Partnerships and interest on mortgage revenue bonds for which Property Partnerships are the obligors. The LIHTC Partnerships are tax credit equity investment funds we sponsor and manage. The Property Partnerships are partnerships for which we have assumed the role of general partner.

     The increased revenue, expense, equity loss and allocation amounts in 2007 are due to the addition of 12 LIHTC Partnerships over the past year and the assumption of the general partner interests in 17 Property Partnerships.

     As third party investors hold virtually all of the equity interests in these entities, we allocate all results of operations of these partnerships to those partners except for approximately $3,000, which represents our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS AND DIRECT LOAN PARTNERSHIPS

     CMBS and Direct Loan Partnerships were included in this segment upon our acquisition of Investors in August 2006.

INCOME TAXES
------------

A large majority of our pre-tax income is derived from the mortgage revenue bond investing within our Affordable Housing segment and CMBS fund sponsorship activities in our Commercial Real Estate segment. The subsidiaries through which we conduct these activities are structured as flow-through entities and their income is not generally subject to income taxes. Our other businesses, however, are conducted in corporations and are subject to income taxes. Because the distributions paid on the minority interests in these corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses, they often have losses for book purposes.

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Company recognized an income tax benefit in the three months ended March 31, 2007 and 2006. The effective tax rate on a consolidated basis for the three months ended March 31, 2007 and 2006 was 16.7% and (24.6)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 16.0% and 31.0% for the three months ended March 31, 2007 and 2006, respectively.

The income tax provision or benefit is affected by the book income or losses of the taxable businesses and tax deductible distributions on their subsidiary equity. Management determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of the deferred tax assets will likely not be realized and hence a full valuation allowance was provided. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes.

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

Debt and Securitizations
------------------------

Short-term liquidity provided by operations comes primarily from interest income from investments we hold in excess of the related financing costs, and fee income receipts. We typically generate funds for investment purposes from corresponding financing activities.

We have the following debt and securitization facilities to provide short-term and long-term liquidity:

     o a $100.0 million warehouse line, used for mortgage banking needs, which matures on May 31, 2007, and we expect to enter into a new facility or a further extension of this line upon maturity;
     o a $250.0 million revolving credit facility, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investment funds, as well as for other corporate purposes, which matures in August 2009;
     o securitizations through the Merrill Lynch P-FLOATs/RITES program and through the Goldman Sachs Floats/Residuals program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral; and
     o repurchase facilities used to fund investments by Investors and its subsidiaries as well as for general business purposes.

As of March 31, 2007, we had approximately $242.2 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our by-laws and without pledging additional collateral.

In addition to the credit lines detailed above, we have a $453.0 million fixed-rate mortgage revenue bond securitization program and $250.0 million term loan, both of which began in 2006 and were fully funded as of March 31, 2007. The securitization certificates have a weighted average term of eight years and the term loan matures in 2012.

Equity
------

We have the ability to issue $400.0 million of equity or debt securities pursuant to a shelf registration statement we have filed with the SEC. We currently have no plans to issue any such securities.

Liquidity Requirements after March 31, 2007
-------------------------------------------

During May 2007, equity distributions will be paid as follows:


                                        (In thousands)
                                        --------------
Common/CRA shareholders                  $     25,327
SCU/SMU/SCI holders                             8,807
4.4% CRA Preferred shareholders                 1,188
Preferred shareholders of a subsidiary          6,281

                                         ------------

Total                                    $     41,603
                                         ============


Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

For the three months ended March 31, 2007, there was a net decrease in cash and cash equivalents as compared to a net increase during the comparable 2007 period. A larger increase in 2006 in operating cash flows was more than offset by a larger increase in cash used in investing and financing activities.

Operating cash flow in 2007 was $40.0 million higher than in 2006. Despite incurring a net loss in the 2007 period versus net income in the 2006 quarter, the 2007 period included significantly higher non-cash costs due primarily to impairment charges and bad debt reserves. A lower level of cash inflows related to mortgage loan sale settlements in the current year period was more than offset by more favorable inflows related to receivables and other assets.

Cash used in investing activities was higher in 2007 as compared to 2006 by a margin of $66.4 million due to:

     o a higher level of net investment in Affordable Housing property level partnerships for sponsored funds;
     o    a  higher   level  of   Commercial   Real  Estate   notes   receivable
          acquisitions;
     o    a lower level of mortgage revenue bond repayments; and
     o    investing activities related to CMBS funds.

These factors were offset in part by a lower level of mortgage revenue bond originations in the 2007 period as compared to the 2006 quarter.

Financing outflows in the 2007 period were higher than in 2006 by $63.5 million. While we had a net increase in the level of securitized borrowings, we sought to reduce our credit facility debt through cash management initiatives that also lowered our overall cash position at the end of the period. The 2007 period also reflected a large amount of treasury share repurchases, continuing a program that we began in mid-2006, partly offset by funds contributed to Centerline Financial by the minority interest holder of that subsidiary.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

Note 17 to the condensed consolidated financial statements contains a summary of our guarantees and off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of March 31, 2007, for guarantees we and our subsidiaries have entered into:


                                                     Maximum         Carrying
              (In thousands)                         Exposure         Amount
--------------------------------------------       ------------    -----------
Development deficit guarantees (1)                 $     43,521    $       528
Operating deficit guarantees (1)                          7,567            154
ACC transition guarantees (1)                             3,245             --
Recapture guarantees (1)                                114,746            154
Replacement reserve (1)                                   3,132             44
Guarantee of payment (1)                                 14,720             --
LIHTC credit intermediation (2)                       1,098,475         23,669
Mortgage banking loss sharing agreements (3)            834,754         13,116
                                                   ------------    -----------

                                                     $2,120,160    $    37,665
                                                   ============    ===========


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

(2) We see these transactions as opportunities to expand our Affordable Housing business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

(3) The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUIP lender programs and afford a higher level of fees than we earn for other comparable funding sources. The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to a maximum of 30 years.

The maximum exposure amount is not indicative of our expected losses under the guarantees.

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of March 31, 2007, to make future payments under our debt agreements and other contractual obligations:


                                                                 Payments due by period
                                           -----------------------------------------------------------------
                                                          Less than                               More than
             (In thousands)                   Total         1 year     1-3 years    3-5 years      5 years
---------------------------------------    -----------   -----------   ----------   ---------    -----------
Notes payable (1)(2)                       $   443,540   $   108,790   $   93,500   $   5,000    $   236,250
Notes payable of consolidated
   partnerships (3)                            569,590       147,743       65,147      20,549        336,151
Financing arrangements of consolidated
  partnerships (5)                             686,400            --        7,616     177,112        501,672
Notes payable of consolidated
  partnerships                                  81,500        81,500           --          --             --
Repurchase agreements of consolidated
  partnerships                                 301,284       301,284           --          --             --
Operating lease obligations                     77,047         8,796       16,958      15,008         36,285
Subleases                                       (7,673)       (1,214)      (2,553)     (2,616)        (1,290)
Unfunded investment commitments (4)            262,430       145,593      116,837          --             --
Financing arrangements (1)(2)                1,875,544     1,875,544           --          --             --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                     273,500            --           --          --        273,500
                                           -----------   -----------   ----------   ---------    -----------

   Total                                   $ 4,563,162   $ 2,668,036   $  297,505   $ 215,053    $ 1,382,568
                                           ===========   ===========   ==========   =========    ===========


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Recourse debt represents principal amount only. The weighted average interest rate at period end, including the impact of our swaps, was 4.87%.

(3) Of the notes payable of consolidated partnerships, $421.8 million relate to equity subscriptions and are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $147.8 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(4) Of this amount, $232.3 million represents mortgage loan origination commitments with corresponding sale commitments.

(5) Excludes premiums and discounts of financing arrangements of consolidated partnerships.

As we are unable to project the timing of any payments related to our FIN 48 liability (see Notes 8 and 11). No such payments are included in the table above.

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

Our exposure to interest rate is twofold:

     o    the impact of variable interest rates on our earnings; and
     o    the impact of interest rates on the fair value of our assets.

IMPACT ON EARNINGS

Our investments in mortgage revenue bonds generally bear interest at fixed rates, or pay interest according to the cash flows of the underlying properties, which do not fluctuate with changes in market interest rates.

In contrast, payments required under our variable-rate securitization programs fluctuate with market interest rates based on the BMA index and are re-set weekly or every 35 days. In addition, we have variable-rate debt related to our credit and warehouse facilities, with rates based on LIBOR. Other long-term sources of capital, such as our preferred shares of our subsidiary and our 4.4% Convertible CRA preferred shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

Of the March 31, 2007 total amount of our liabilities labeled on our unaudited condensed consolidated balance sheet as Financing Arrangements and Notes Payable, $1.1 billion is variable rate debt and not hedged via interest rate swap agreements. We estimate that an increase of 1.0% in interest rates would decrease our annual pre-tax income by approximately $11.4 million.

Conversely, we have large escrow balances maintained by our Commercial Real Estate business and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore increase our pre-tax income by approximately $1.8 million.

We manage interest rate risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our unaudited condensed consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those less susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodology used to estimate the portfolio fair value, a 1% increase in market rates for tax-exempt investments would reduce the estimated fair value of our portfolio of mortgage revenue bonds by approximately $173.5 million and a 1% decrease would result in an increase of approximately $194.7 million. Changes in the estimated fair value of the mortgage revenue bonds do not impact our reported net income, net income per share, distributions or cash flows, but are reported as components of accumulated other comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Management's assessment does not include internal controls at Investors, as the business was acquired in August 2006. This exclusion is considered appropriate using guidance provided by the SEC in 'Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports'. Management is currently documenting the key controls for the business processes and application that may have a material impact on financial reporting and will complete its assessment by third quarter of 2007.

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


(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. The changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting are as follows:

          o The loan servicing, investor reporting, and asset management functions of the agency portfolio (i.e., Fannie Mae, Freddie Mac, GNMA, and other small investors) were transitioned to our Irving, Texas location along with a conversion of the servicing database to a new servicing system.

          o The Corporate Group revised the approval authority policy for debt investments, equity (including joint venture equity) investments and guarantees made by the Company and/or acquired through exercise of its rights under a prior investment, which was approved by the Board of Trustees.

          o The Treasury department of the Corporate Group was consolidated across all business segments.

     Management has reviewed these material changes and obtained documentation from the process owners in order conclude comfort that these changes do not have a significant material impact on our controls over financial reporting.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         Claims have been asserted against subsidiaries of the Company in two separate but interrelated lawsuits relating to two properties for which we have provided debt and equity financing, but associated with the same developers. The lawsuits allege, among other things, (i) breach of fiduciary duty; (ii) breach of the implied covenant of good faith and fair dealing; (iii) intentional misrepresentation, fraud and deceit;
         (iv) negligent misrepresentation; and (v) tortious interference with contracts. One of the lawsuits claims unspecified damages while the other lawsuit alleges damages of at least $10.0 - 15.0 million. One suit (which alleges losses of at least $10 million) is currently scheduled to commence trial on March 31, 2008 and the other suit (with unspecified damages claimed) is currently scheduled for trial in May 2008. The parties have engaged in discovery and have entered into settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims.

         We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A.RISK FACTORS

         There have been no material changes to the risk factors as disclosed in our filing on form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Securities purchased by us

         The following table presents information related to our repurchases of our equity securities during the first quarter of 2007 and other information related to our repurchase program:


                         Purchases of Equity Securities

                                    (a)               (b)                 (c)                    (d)

                                                                       Total number
                                                                        of shares
                                   Total            Weighted        purchased as part       Maximum number
                                 number of           average           of publicly       of shares that may yet
                                   shares          price paid        announced plans     be purchased under the
            Period             purchased (1)        per share          or programs        plans or programs (2)
    -----------------------    ---------------    --------------    -----------------    ----------------------
    January 1-31, 2007                  257           $20.40                 --
    February 1-28, 2007               1,283            19.39                 --
    March 1-31, 2007                299,179            19.28            293,971
                               ---------------    --------------    -----------------

    Total                           300,719           $19.28            293,971                  276,569
                               ===============    ==============    =================       ===============


(1) Some repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.
(2) In April 2007, our Board of Trustees authorized an additional 1.5 million shares for our share repurchase program. As the authorization was made after the end of the quarter ended March 31, 2007, the amount shown does not include the incremental shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS


          10.1 Executive Employment Agreement, dated as of January 15, 2007, by and between CharterMac Capital LLC and Nicholas A.C. Mumford.*

          10.2 Incentive Award Agreement, dated as of January 15, 2007, by and between Centerbrook Holdings LLC and Nicholas A.C. Mumford.*

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



                           CENTERLINE HOLDING COMPANY
                                  (Registrant)



Date:  May 10, 2007                By: /s/ Marc D. Schnitzer
                                       ---------------------
                                       Marc D. Schnitzer
                                       Managing Trustee, Chief Executive Officer
                                       and President
                                       (Principal Executive Officer)



Date:  May 10, 2007                By: /s/ Robert L. Levy
                                       ------------------
                                       Robert L. Levy
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)