Form 10-Q
period 2007-06-30
CENTERLINE HOLDING CO
filed 2007-08-09
CIK 1043325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


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

As  of  July  31,  2007,  there  were  49,743,252   outstanding  shares  of  the
registrant's shares of beneficial interest.

                                TABLE OF CONTENTS

                           CENTERLINE HOLDING COMPANY

                                    FORM 10-Q



                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                                3
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        39
Item 3.    Quantitative and Qualitative Disclosures about Market Risk         63
Item 4.    Controls and Procedures                                            65

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  66
Item 1A.   Risk Factors                                                       66
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        68
Item 3.    Defaults Upon Senior Securities                                    68
Item 4.    Submission of Matters to a Vote of Security Holders                69
Item 5.    Other Information                                                  69
Item 6.    Exhibits                                                           69

SIGNATURES                                                                    70

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  June 30,      December 31,
                                                                                    2007            2006
                                                                                ------------    ------------
                                                                                (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                       $     97,524    $    178,907
Restricted cash                                                                       13,520          14,843
Mortgage revenue bonds-at fair value  (Note 2)                                     2,472,471       2,397,738
Other investments (Note 3)                                                           567,262         335,854
Investments in and loans to affiliates (Note 17)                                      82,682          65,849
Goodwill and intangible assets, net (Note 4)                                         524,519         542,277
Deferred costs and other assets, net (Note 5)                                        152,414         148,362
Investments held by consolidated partnerships (Note 15)                            5,597,754       4,965,907
Other assets of consolidated partnerships (Note 15)                                1,100,050       1,038,779
                                                                                ------------    ------------

Total assets                                                                    $ 10,608,196    $  9,688,516
                                                                                ============    ============

                             LIABILITIES AND EQUITY

Liabilities:

   Financing arrangements (Note 6)                                              $  1,872,973    $  1,801,170
   Notes payable (Note 6)                                                            817,823         591,165
   Preferred shares of subsidiary (subject to mandatory repurchase)                  273,500         273,500
   Accounts payable, accrued expenses and other liabilities (Note 8)                 218,066         214,344
   Liabilities of consolidated partnerships (Note 15)                              2,638,920       2,700,154
                                                                                ------------    ------------

Total liabilities                                                                  5,821,282       5,580,333
                                                                                ------------    ------------

Minority interests in consolidated subsidiaries (Note 9)                             224,930         247,390
                                                                                ------------    ------------
Preferred shares of subsidiary (not subject to mandatory repurchase)                 104,000         104,000
                                                                                ------------    ------------
Limited partners' interests in consolidated partnerships                           3,578,130       2,806,661
                                                                                ------------    ------------

Commitments and contingencies (Note 18)

Shareholders' equity:
   Beneficial owners equity:
     4.4% Convertible CRA preferred shares; no par value; 2,160 shares issued
       and outstanding in 2007 and 2006                                              104,498         104,498
     Convertible CRA shares; no par value; 6,552 shares issued and
       outstanding in 2007 and 2006                                                   90,623          97,499
     Special preferred voting shares; no par value (14,693 shares issued and
      outstanding in 2007 and 14,825 shares issued and outstanding in 2006)              147             148
     Common shares; no par value (160,000 shares authorized; 52,927 issued and 49,812 outstanding in 2007 and 52,746 issued and 51,343
       outstanding in 2006)                                                          668,665         709,142
   Treasury shares of beneficial interest - common, at cost (3,115 shares in
    2007 and 1,403 shares in 2006)                                                   (60,356)        (28,018)
   Accumulated other comprehensive income                                             76,277          66,863
                                                                                ------------    ------------
Total shareholders' equity                                                           879,854         950,132
                                                                                ------------    ------------

Total liabilities and equity                                                    $ 10,608,196    $  9,688,516
                                                                                ============    ============

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                      --------------------------    --------------------------
                                                         2007            2006           2007           2006
                                                      -----------    -----------    -----------    -----------
Revenues:
   Mortgage revenue bond interest
income                                                $    38,568    $    38,910    $    75,631    $    75,432
   Other interest income                                   14,672          6,583         27,229         12,527
   Fee income                                              16,576         18,272         31,211         34,343
   Other revenues                                           5,925          5,792         11,519         11,149
   Revenues of consolidated partnerships (Note 15)         59,323          9,366        106,639         17,611
                                                      -----------    -----------    -----------    -----------
     Total revenues                                       135,064         78,923        252,229        151,062
                                                      -----------    -----------    -----------    -----------

Expenses:
   Interest expense                                        29,042         24,085         57,344         41,193
   Interest expense of consolidated partnerships
   (Note 15)                                               24,002          5,611         46,314         12,557
   Interest expense - distributions to preferred
     shareholders of subsidiary                             4,725          4,725          9,449          9,449
   General and administrative (Note 12)                    42,940         39,861        100,364         72,427
   Depreciation and amortization                           10,993         14,615         22,491         23,528
   Loss on impairment of mortgage revenue bonds and
     other assets (Note 2)                                  2,938          2,271         19,385          2,271
   Other expenses of consolidated partnerships
   (Note 15)                                               28,612         16,258         52,962         31,539
                                                      -----------    -----------    -----------    -----------
     Total expenses                                       143,252        107,426        308,309        192,964
                                                      -----------    -----------    -----------    -----------

Loss before other income                                   (8,188)       (28,503)       (56,080)       (41,902)

Other income (loss):
   Equity and other (loss) income                           (154)         3,856           (404)         4,366
   Gain on sale or repayment of mortgage revenue
     bonds and other assets                                 1,209          2,538          3,588          7,968
   Loss on investments held by consolidated
     partnerships (Note 15)                               (82,711)       (77,930)      (140,311)      (140,079)
                                                      -----------    -----------    -----------    -----------

Loss before allocations                                   (89,844)      (100,039)      (193,207)      (169,647)

Allocations:
   Income allocated to preferred shareholders of
     subsidiary                                            (1,557)        (1,557)        (3,113)        (3,113)
   Minority interests in consolidated subsidiaries,
     net of tax (Note 9)                                   (1,708)        (1,651)         4,409         (7,530)
   Loss allocated to partners of consolidated
partnerships                                               97,776        107,090        178,887        195,871
                                                      -----------    -----------    -----------    -----------

Income (loss) before income taxes                           4,667          3,843        (13,024)        15,581
Income tax benefit                                            313            405          3,259          3,324
                                                      -----------    -----------    -----------    -----------

Net income
(loss)                                                      4,980          4,248         (9,765)        18,905

4.4% CRA Preferred dividend requirements                    1,188          1,188          2,376          2,376
                                                      -----------    -----------    -----------    -----------

Net income (loss) available to Common/CRA
shareholders                                          $     3,792    $     3,060    $   (12,141)   $    16,529
                                                      ===========    ===========    ===========    ===========

Net income (loss) per share (Note 13):
   Basic                                              $      0.07    $      0.05    $     (0.21)   $      0.28
                                                      ===========    ===========    ===========    ===========
   Diluted                                            $      0.06    $      0.05    $     (0.21)   $      0.28
                                                      ===========    ===========    ===========    ===========

Weighted average shares outstanding:
   Basic                                                   57,219         58,639         57,586         58,609
                                                      ===========    ===========    ===========    ===========
   Diluted                                                 58,393         58,919         57,586         58,961
                                                      ===========    ===========    ===========    ===========

Dividends declared per share                          $      0.42    $      0.42    $      0.84    $      0.84
                                                      ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                                    --------------------------
                                                                                       2007            2006
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                $    (9,765)   $    18,905
   Adjustments to reconcile net (loss) income to net cash provided by (usedin)
      operating activities:
      (Loss) gain on sale or repayment of mortgage revenue bonds and other assets          (671)          (912)
      Loss on impairment of mortgage revenue bonds and other assets                      19,385          2,271
      Depreciation and amortization                                                      22,491         23,528
      Equity in loss (income) of unconsolidated entities                                    404         (4,366)
      Distributions received from equity investees                                           --          2,255
      Income allocated to preferred shareholders of subsidiary                            3,113          3,113
      (Loss) income allocated to minority interests in consolidated subsidiaries         (4,409)         7,530
      Non-cash compensation expense                                                      16,257          3,468
      Other non-cash expense                                                              2,371          1,597
      Deferred taxes                                                                      1,188             --
      Reserves for bad debt                                                               5,533             --
   Changes in operating assets and liabilities:
      Mortgage servicing rights                                                          (2,117)        (5,924)
      Mortgage loans held for sale                                                       24,791        (66,771)
      Loan to affiliate                                                                 (42,600)       (27,042)
      Deferred revenues                                                                  11,183          3,796
      Restructuring costs payable                                                          (970)         1,995
      Receivables                                                                        28,310        (13,712)
      Other assets                                                                          735         (8,568)
      Accounts payable, accrued expenses and other liabilities                           (9,579)       (18,986)
                                                                                    -----------    -----------
Net cash provided by (used in) operating activities                                      65,650        (77,823)
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition and funding of mortgage revenue bonds                                    (72,073)      (213,866)
   Repayments of  mortgage revenue bonds                                                 12,211         42,346
   Acquisition of notes receivable                                                     (115,280)        (1,986)
   Repayments of notes receivable                                                       104,430         27,584
   Acquisition of CMBS                                                                 (217,467)            --
   Acquisitions of subsidiaries, net of cash acquired                                        --            (31)
   Advances to partnerships                                                             (77,413)       (82,726)
   Collection of advances to partnerships                                                70,436         70,157
   Deferred investment acquisition costs                                                   (950)           573
   Decrease in restricted cash                                                            1,323         13,573
   Increase in marketable securities                                                    (32,036)       (23,116)
   Other investing activities                                                            (2,774)        (1,159)
   Equity investments                                                                   (12,298)            --
                                                                                    -----------    -----------

Net cash used in investing activities                                                  (341,891)      (168,651)
                                                                                    -----------    -----------


                                   (continued)


     See accompanying notes to condensed consolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                          --------------------------
                                                                              2007           2006
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to shareholders                                              (52,899)       (51,830)
   Distributions to preferred shareholders of subsidiary                       (3,113)        (3,113)
   Distributions to minority interests in consolidated subsidiaries           (17,690)       (17,821)
   Proceeds from financing arrangements                                       146,802      1,007,298
   Repayments of financing arrangements                                       (74,999)      (836,212)
   Increase in notes payable                                                  226,658        102,481
   Minority interest contribution                                               3,225          3,300
   Retirement of minority interests and special preferred voting shares        (2,803)          (723)
   Treasury stock purchases                                                   (30,310)          (137)
   Deferred financing costs                                                       (13)        (1,883)
                                                                          -----------    -----------

Net cash provided by financing activities                                     194,858        201,360
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                     (81,383)       (45,114)
Cash and cash equivalents at the beginning of the year                        178,907        161,295
                                                                          -----------    -----------

Cash and cash equivalents at the end of the period                        $    97,524    $   116,181
                                                                          -----------    -----------

Acquisition activity:
--------------------
   Redemption of preferred stock and advances                                            $     7,170
   Assets acquired                                                                            (8,565)
   Liabilities assumed                                                                         1,364
                                                                                         -----------
Net cash paid for acquisitions                                                           $       (31)
                                                                                         ===========

Non-cash investing and financing activities:
      Share grants issued                                                 $     9,383    $     3,570
      Conversion of SCUs to common shares                                 $        --    $     1,426
      Treasury stock purchases via employee withholding                   $     2,848    $       573


     See accompanying notes to condensed consolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 1 - GENERAL

A. PRINCIPLES OF CONSOLIDATION

Centerline Holding Company, formerly known as CharterMac, is, through its subsidiaries, a full service investing and finance company with a core focus on real estate. The condensed consolidated financial statements include the accounts of Centerline Holding Company, its wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we", "our", "us" and "Centerline", as used throughout this document, refers to Centerline Holding Company and its consolidated subsidiaries. For certain of the entities identified throughout this document as "consolidated partnerships", the financial information included is as of and for the periods ended March 31, 2007, the latest practical date available (see Note 15).

B. ORGANIZATION

Effective January 1, 2007, we began reporting our segment results under a reorganized structure including five business segments:

     1. Affordable Housing, which brings together the users and providers of debt and equity capital to the affordable multifamily rental housing industry, and includes:

          o Mortgage Revenue Bond Investing - through the parent and our subsidiaries, we invest primarily in tax-exempt first mortgage revenue bonds issued by various state or local governments, agencies or authorities. The proceeds of these mortgage revenue bonds are used to finance the new construction, substantial rehabilitation, acquisition, or refinancing of affordable multifamily housing properties located throughout the United States; and
          o Tax Credit Fund Management - through our subsidiaries, we manage funds that invest in Low-Income Housing Tax Credit ("LIHTC") properties. Managing these funds involves origination, underwriting and management reporting. With respect to certain LIHTC equity investment funds, our subsidiaries provide specified returns to investors.

     2. Commercial Real Estate, which provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties, and includes:

          o High Yield CMBS Fund Management - through our subsidiaries, we co-invest in and manage funds that invest in high yield commercial mortgage-backed securities ("CMBS") investments;
          o Direct Loan Fund Management - through our subsidiaries, we co-invest in and manage a fund that primarily invests in real estate finance products, including first mortgage loans, subordinated notes, bridge loan and mezzanine loans;
          o Management of American Mortgage Acceptance Company ("AMAC") - AMAC is a publicly-traded real estate investment trust we manage through a subsidiary (see Note 17). It invests in similar real estate products such as the Direct Loan fund mentioned above as well as CMBS, collateralized debt obligation ("CDO") securities and government insured mortgage securities;
          o Real Estate Equity Fund Management - through a subsidiary, we co-invest in and manage a fund that invests in real estate equity joint ventures; and
          o Debt Product Origination - through our subsidiaries, we originate and underwrite debt products for the funds we manage as well as third parties, including:
               o    The Federal National Mortgage Association ("Fannie Mae");
               o    The Federal Home Loan Mortgage Corporation ("Freddie Mac");

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


               o    The Federal Housing Authority ("FHA");
               o The Government National Mortgage Association ("GNMA"); o AMAC; and
               o    Insurance companies and conduits.

          o    Primary  Servicing  -  through  our   subsidiaries,   we  provide
               multifamily and commercial loan servicing for third parties.

          Through this segment, we may also invest in other entities and hold investments similar to those in the funds we manage. Such investments included our pre-acquisition preferred and common investments in Centerline Investors I LLC ("Investors"), formerly known as ARCap Investors, L.L.C., and other loans to or investments in entities associated with Commercial Real Estate, including AMAC.

     3. Asset Management, which comprises activities for monitoring and managing the Affordable Housing and Commercial Real Estate assets we own, for funds we manage, and for third parties. This segment includes:

          o Loan Servicing - through our subsidiaries, we provide primary and special loan servicing for third parties and special servicing on investments in which either we, AMAC, or the funds we manage, invest; and
          o Asset management services for investments in which we, AMAC or the funds we manage, invest.

     4.   Credit Risk  Products - through our  subsidiaries,  we provide  credit
          intermediation,    primarily    for   the   mortgage    revenue   bond
          securitizations in the Affordable Housing segment.

     5. Consolidated Partnerships, which primarily include the LIHTC equity, high yield CMBS and direct loan investing funds we manage through the Affordable Housing and Commercial Real Estate segments and property partnerships which we are required to consolidate in accordance with various accounting pronouncements.

     In addition to these five segments, our "Corporate" group includes our central administrative, financing and acquisition related costs, assets and liabilities.

     In prior years, we had operated in different business segments and we have reclassified the prior year results to reflect comparability with the current structure.

C. BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements have been prepared without audit. In the opinion of management, the interim condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. Given that some of our businesses have a higher volume of transactions in the second and fourth quarterly periods, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006, which contains a summary of our significant accounting

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


policies. There have been no material changes to these items since December 31, 2006. New accounting pronouncements pending adoption that may have a significant impact on our condensed consolidated financial statements are described below.

We are responsible for the condensed consolidated financial statements included in this document. Our condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

As of January 1, 2007, we adopted FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). FIN 48 sets a standard for recognizing tax benefits in a company's income statement based on a determination whether it is more likely than not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, FIN 48 also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged (see Note 10 regarding the impact of adoption).

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this Statement will have on our consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, CLARIFICATION OF THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE INVESTMENT COMPANIES AND ACCOUNTING FOR PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide INVESTMENT COMPANIES (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective for us on January

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


1, 2008. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

NOTE 2 - MORTGAGE REVENUE BONDS

A. SUMMARY

The following table summarizes our mortgage revenue bond portfolio:

                                  June 30,     December 31,
          (In thousands)            2007           2006
     ------------------------   -----------    -----------
     Amortized cost basis       $ 2,766,987    $ 2,727,372
     Gross unrealized gains         117,921        101,364
     Gross unrealized losses        (19,145)       (33,670)
                                -----------    -----------
     Subtotal/fair value          2,865,763      2,795,066
       Less: eliminations (1)      (393,292)      (397,328)
                                -----------    -----------
     Total fair value           $ 2,472,471    $ 2,397,738
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

The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

                                   Less than     12 Months
          (Dollars in thousands)   12 Months      or More        Total
          ---------------------   -----------   -----------   -----------
          JUNE 30, 2007

          Number of bonds                  41            67           108
          Fair value              $   313,803   $   439,957   $   753,760
          Gross unrealized loss   $     6,878   $    12,267   $    19,145

                                  ---------------------------------------
          DECEMBER 31, 2006

          Number of bonds                  76            60           136
          Fair value              $   502,758   $   356,543   $   859,301
          Gross unrealized loss   $    22,355   $    11,315   $    33,670

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

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


The following summarizes the maturity dates of mortgage revenue bonds we held as of June 30, 2007:

                                                                                         Weighted
                                    Number of       Outstanding                           Average
     (Dollars in thousands)           Bonds         Bond Amount        Fair Value      Interest Rate
------------------------------   --------------    --------------    --------------    --------------
Due in less than one year                     3    $       16,443    $       16,434              5.92%
Due between one and five years               26            63,229            61,699              5.61
Due after five years                        352         2,708,798         2,787,630              6.61
                                 --------------    --------------    --------------    --------------
Total / weighted average                    381         2,788,470         2,865,763              6.59%
                                                                                       ==============
   Less: eliminations (1)                   (44)         (395,462)         (393,292)
                                 --------------    --------------    --------------
Total                                       337    $    2,393,008    $    2,472,471
                                 ==============    ==============    ==============

(1) These bonds are either recorded as liabilities on the balance sheets of certain consolidated partnerships or are recorded as liabilities of real estate owned and are therefore eliminated in consolidation.

B. PORTFOLIO ACTIVITY

The following table summarizes our acquisition activity for the six months ended June 30, 2007:

                                                                       Weighted         Weighted
                                                                        Average          Average
                                                                      Construction      Permanent
                                    Number of          Face            Interest          Interest
     (Dollars in thousands)         Bonds (1)        Amount (2)          Rate              Rate
------------------------------   --------------    --------------    --------------    --------------
Construction/rehabilitation
  properties                                  7    $       49,652              6.21%             5.81%
Lease up properties                           2            20,880              6.40              6.40
Additional funding of existing
  bonds                                      --             1,541              6.38              6.38
                                 --------------    --------------    --------------    --------------
    Total                                     9    $       72,073              6.27%             5.99%
                                 ==============    ==============    ==============    ==============

(1) Number of additional fundings not included as they are not additive to the number of bonds in the portfolio.
(2)  Original principal amount at issuance.

The following table summarizes mortgage revenue bonds repaid during the six months ended June 30, 2007:

                                       Number of        Net Book                          Realized
        (In thousands)                   Bonds            Value          Proceeds           Loss
---------------------------------   --------------   --------------   --------------   --------------
Non-participating, not stabilized                3   $        2,627   $        2,622   $           (5)


C. SECURITIZED OR PLEDGED ASSETS

At June 30, 2007, mortgage revenue bonds with an aggregate fair value of $2.3 billion were securitized or pledged as collateral in relation to financing arrangements. Of these, 44 bonds with a fair value of approximately $393.3 million are eliminated in consolidation as noted in the tables above.

D. IMPAIRMENT

During 2007, we recognized approximately $19.4 million of mortgage revenue bond impairment charges, of which $2.9 million was recognized in the second quarter of 2007. Of this amount, $13.7 million, recognized in the first quarter of 2007, is related to the change in our strategy in recovering investments associated with troubled developers (see discussion under PRS/CRG/ERC in Note 18). The change in strategy may involve a change in the length of time we plan to hold the investments or the amount of funding we may provide to support the

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


underlying property. As such, the estimated level and timing of cash flows used to value the properties reduced the estimated fair values of the mortgage revenue bonds.

The other impairments resulted from substandard performance at the underlying properties. For one property, there is a full interest forbearance in place and re-issuance of the bond is expected to occur later in the year.

NOTE 3 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:

                                                          June 30,    December 31,
                  (In thousands)                            2007          2006
-----------------------------------------------------   -----------   -----------
Equity Method Investments
-------------------------
   Investment in equity interests in LIHTC properties   $    58,986   $    53,492
Available for Sale
------------------
   CMBS                                                     215,612            --
   Resecuritization certificates                             95,358       102,357
   Marketable securities                                     32,091         1,465
Other
-----
   Mortgage loans held for sale                              97,668       122,459
   Notes receivable                                          59,726        46,477
   Other investments                                          7,821         9,604
                                                        -----------   -----------
            Total other investments                     $   567,262   $   335,854
                                                        ===========   ===========

A. INVESTMENTS IN EQUITY INTERESTS IN LIHTC PROPERTIES

Through a subsidiary, we acquire equity interests in property ownership entities on a short-term basis for inclusion in Affordable Housing fund offerings to investors. We expect to recapture such amounts from the proceeds of the equity and debt financing when the investment fund has closed. At June 30, 2007, approximately $25.2 million of the investments were guaranteed by the developers.

B. CMBS

CMBS investments we hold (not including those held at the fund level detailed in Note 15) were comprised of the following as of June 30, 2007:

                                                                                 Percentage of
(Dollars in thousands)        Face Amount     Accreted Cost     Fair Value        Fair Value
---------------------       --------------   --------------   --------------    --------------
Security rating:
   BBB-                     $       60,819   $       54,669   $       53,697             24.90%
   BB+                              36,150           31,411           31,082             14.42
   BB                               25,878           21,848           21,627             10.03
   BB-                              37,842           27,384           27,102             12.57
   B+                               21,140           14,285           14,153              6.56
   B                                20,547           12,981           12,871              5.97
   B-                               26,679           13,422           13,447              6.24
   Non-rated                       107,486           41,467           41,633             19.31
                            --------------   --------------   --------------    --------------
                            $      336,541   $      217,467   $      215,612            100.00%
                            ==============   ==============   ==============    ==============

We intend to sell these CMBS investments to a new CMBS fund being sponsored through Investors (see Note 19).

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)



C. RESECURITIZATION CERTIFICATES

Resecuritization certificates pertain to our retained investments in trusts which hold CMBS investments and which were sponsored through Investors or other funds that Investors sponsored. The resecuritization certificates which we hold (not including the certificates held at the fund level detailed in Note 15) were comprised of the following as of June 30, 2007:

                                                                                 Percentage of
  (Dollars in thousands)       Face Amount    Accreted Cost      Fair Value         Fair Value
--------------------------   --------------   --------------   --------------    --------------
Security rating:
   AAA interest only         $           --   $       14,695   $       19,373             20.32%
   AAA                               26,150           13,940           24,453             25.64
   BBB+                              12,536            5,156            8,805              9.23
   BBB                                9,402            3,517            6,007              6.30
   BBB-                               9,402            2,597            5,495              5.76
   BB+                               24,454            7,922           12,446             13.05
   BB                                 8,501            1,962            3,481              3.65
   BB-                               11,635            2,005            4,155              4.36
   B+                                13,273            2,165            2,907              3.05
   B                                 11,486            1,083            1,801              1.89
   B-                                11,635              920            1,682              1.76
   Non-rated                         53,426            2,989            4,074              4.27
   Non-rated interest only               --              413              679              0.71
                             --------------   --------------   --------------    --------------
                             $      191,900   $       59,364   $       95,358            100.00%
                             ==============   ==============   ==============    ==============

At June 30, 2007, the AAA interest only certificate had a notional amount of $539.5 million and the non-rated interest only certificates had a combined notional amount of $78.4 million.

D. MARKETABLE SECURITIES

Marketable securities at June 30, 2007, primarily represents a Fannie Mae discounted note. The note matures in October 2007.

E. MORTGAGE LOANS HELD FOR SALE

The balance of mortgage loans held for sale fluctuates based on origination volume and the timing of corresponding sales. These loans are typically sold within three months of origination and primarily represent loans sold to government sponsored entities, such as Fannie Mae, Freddie Mac and GNMA.

F. NOTES RECEIVABLE

Notes  receivable   primarily   represent  the  fair  value  of  investments  in
first-mortgage and mezzanine loans originated through Investors.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 4 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets consisted of the following:

                                   June 30,     December 31,
        (In thousands)               2007           2006
------------------------------   ------------   ------------
Goodwill                         $    344,974   $    345,806
Other intangible assets, net          119,523        127,686
Mortgage servicing rights, net         60,022         68,785
                                 ------------   ------------

Total                            $    524,519   $    542,277
                                 ============   ============

A. GOODWILL

The following table provides information regarding goodwill, which we include in our Corporate group:

       (In thousands)              Total
----------------------------   ------------
Balance at December 31, 2006   $    345,806
Additions                               432
Reductions                           (1,264)
                               ------------
Balance at June 30, 2007       $    344,974
                               ============

The addition to goodwill relates to the adoption of FIN 48 (see Note 10) as the accrual recorded included a reserve for an uncertain tax position that existed at Investors at the time we acquired it.

Reductions to the goodwill  balance  pertain to the redemption of SCUs (see Note
9), as the deferred tax impact of such redemption served to effectively reduce the purchase price of the subsidiary of which they were issued to finance.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


B. OTHER INTANGIBLE ASSETS

The components of other identified intangible assets are as follows:

                                  Estimated
                                   Useful
                                    Life                 Gross                   Accumulated
    (Dollars in thousands)       (in Years)         Carrying Amount              Amortization                     Net
------------------------------   -----------   -------------------------   -------------------------   -------------------------
                                                 June 30,    December 31,    June 30,    December 31,    June 30,    December 31,
                                                   2007          2006          2007          2006          2007         2006
                                               -----------   -----------   -----------   -----------   -----------   -----------
Amortized identified
  intangible assets:
  Transactional
   relationships                        16.7   $   103,000   $   103,000   $    29,805   $    25,590   $    73,195   $     7,410
  Partnership service
   contracts                             9.4        47,300        47,300        19,132        16,604        28,168        30,696
  General partner interests              8.5         6,016         6,016         2,137         1,774         3,879         4,242
  Joint venture developer
   relationships                         5.0         4,800         4,800         3,395         2,915         1,405         1,885
  Internally developed
   software                              3.0         1,390         1,390           396           163           994         1,227
  Mortgage banking broker
   relationships                         5.0         1,080         1,080           504           396           576           684
  Other identified
   intangibles (1)                       9.3         4,427         4,427         3,894         3,658           533           769
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Weighted average life/subtotal          13.6       168,013       168,013        59,263        51,100       108,750       116,913
                                 ===========

Unamortized identified
  intangible assets:
  Mortgage banking licenses
   and approvals with no
   expiration                                       10,773        10,773            --            --        10,773        10,773
                                               -----------   -----------   -----------   -----------   -----------   -----------

Total identified intangible
  assets                                       $   178,786   $   178,786   $    59,263   $    51,100   $   119,523   $   127,686
                                               ===========   ===========   ===========   ===========   ===========   ===========

                                                                              Three Months Ended           Six Months Ended
    (In thousands)                                                                  June 30,                    June 30,
------------------------------                                             -------------------------   -------------------------
                                                                              2007           2006          2007          2006
                                                                           -----------   -----------   -----------   -----------
Amortization expense (1)                                                   $     4,082   $     4,053   $     8,163   $     7,977
                                                                           ===========   ===========   ===========   ===========

(1) "Other identified intangibles" pertain to the acquisition of mortgage revenue bond investments. The amortization (approximately $424,000 per year) is included as a reduction to mortgage revenue bond interest income.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 5 - DEFERRED COSTS AND OTHER ASSETS

The components of deferred costs and other assets were as follows:

                                                          June 30,     December 31,
                  (In thousands)                            2007           2006
-----------------------------------------------------   -----------    -----------
Deferred financing and other costs                      $    32,020    $    32,472
Less: Accumulated amortization                               (6,569)        (6,718)
                                                        -----------    -----------

Net deferred costs                                           25,451         25,754

Real estate owned, net of accumulated depreciation of
   $1.7 million in 2007 and $1.3 million in 2006             41,613         41,743
Interest receivable                                          23,035         24,926
Fees receivable, net                                         18,069         19,456
Deposits receivable                                          14,540         18,863
Furniture, fixtures and leasehold improvements, net           9,508          8,502
Income taxes receivable                                       9,085            714
Interest rate swaps at fair value (Note 7)                    3,333          2,236
Other                                                         7,780          6,168
                                                        -----------    -----------

Total                                                   $   152,414    $   148,362
                                                        ===========    ===========

NOTE 6 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

Fluctuations in our borrowing levels correspond to the level of investment activity in a given period. Borrowing under the mortgage loan warehouse line, our corporate revolver and our CMBS repurchase lines relates to the level of origination activity (see also Note 3).

A. TERM LOAN AND REVOLVING CREDIT FACILITY

In June 2007, we exercised an accordion option in our revolving credit facility to increase the borrowing capacity from $250.0 million to $375.0 million. As of June 30, 2007, we had commitments from revolving credit facility participants for $320.0 million of the $375.0 million and had borrowings outstanding of $262.0 million with a weighted average interest rate of 7.40% (including the impact of an interest rate swap).

B. CMC WAREHOUSE LINE

In May 2007, we closed a $300.0 million warehouse facility with Citicorp USA, Inc. ("Citi") which replaced the $100.0 million Bank of America warehouse facility. The facility matures in May 2008 and bears interest at LIBOR plus 0.5%. Mortgages financed by such advances as well as the related servicing and other rights (see Notes 3 and 4) have been pledged as security under the new facility. As of June 30, 2007, $78.9 million was outstanding with an interest rate of 5.82%.

C. MULTIFAMILY ASAP PLUS FACILITY

Under this program with Fannie Mae, mortgage loans are initially funded by the Centerline Mortgage Capital Inc. ("CMC"), formerly known as CharterMac Mortgage Capital, warehouse line. Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%. CMC is later reimbursed by Fannie Mae for the approximate 1% funding. As of June 30, 2007, the outstanding advances from the ASAP Plus agreement were $19.0 million, with a weighted average interest rate of 5.66%.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


D. CENTERLINE FINANCIAL LLC FACILITIES

As of July 1, 2007, the amount available to borrow under the $125.0 million mezzanine debt facility was increased from $31.0 million to $33.0 million, as calculated under Centerline Financial's operating agreement. No amounts were outstanding under these facilities as of June 30, 2007.

NOTE 7 - DERIVATIVE INSTRUMENTS

A. CASH FLOW HEDGES OF DEBT

Our financing arrangements and notes payable incur interest expense at variable rates, exposing us to interest rate risk. We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk. We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our financing agreements and notes payable through the use of interest rate swaps indexed to the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") rate, the most widely used tax-exempt floating rate index, or to LIBOR. Under each swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the SIFMA or LIBOR index.

At inception, we designate these swaps as cash flow hedging instruments, with the hedged item being the variable interest payments on our floating rate debt. At the inception of the hedge and on an ongoing basis, we assess whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the variable interest payments in our floating rate debt, the forecasted transactions are the interest payments. An inherent risk of these swap agreements is the credit risk related to the counterparty's ability to meet terms of the contracts with us.

We have entered into swap agreements as follows:

                                 Notional
                                Amount at
Counterparty                  (in millions)        Inception Date  Expiration Date      Rate
------------------------------------------------------------------------------------------------
                        June 30,     December 31,
                          2007           2006
                      ------------   ------------
Bank of America       $      100.0   $      100.0   January 2005   December 2007          2.56%
Bank of America               50.0           50.0   January 2005   January 2008           3.27%
Bank of America               50.0           50.0   January 2005   January 2008           2.86%
Bank of America               50.0           50.0   January 2005   January 2009           3.08%
RBC Capital Markets          100.0          100.0   January 2005   January 2009           3.075%
Wachovia                     275.0          275.0   August 2006    August 2009            5.25%
Bank of America              100.0          100.0   January 2005   January 2010           3.265%
                      ------------   ------------
Total                 $      725.0   $      725.0
                      ============   ============

We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

Certain of our cash flow hedges experienced some ineffectiveness. We recorded ineffectiveness of approximately $200,000 and $400,000 for the three and six months ended June 30, 2007, respectively.

We estimate that approximately $2.7 million of the net unrealized gain included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of June 30, 2007 (see Note 15).

B. FREE STANDING DERIVATIVES

In 2006, we had an interest rate swap with a notional amount of $26.0 million that hedged the change in the fair value of a $26.0 million investment. This swap was assigned to AMAC when we sold AMAC the related investment. Prior to its assignment, we did not elect to apply hedge accounting to this swap and, therefore, the change in its fair value was included in interest expense as detailed below.

One of our Commercial Real Estate businesses has entered into three interest rate swap agreements in connection with a CMBS fund that we plan to close in the third quarter of 2007. We do not apply hedge accounting to these swap agreements and, accordingly, changes in the fair value of the swaps is included in interest expense as detailed below.

C. FINANCIAL STATEMENT IMPACT

Interest expense included the following (expense) income related to the swaps described above:

                                                        Three months ended             Six months ended
                                                              June 30,                     June 30,
                                                    --------------------------    --------------------------
                (In thousands)                          2007           2006           2007           2006
-------------------------------------------------   -----------    -----------    -----------    -----------
Interest expense - cash flow hedges                 $       (29)   $        (3)   $       (32)   $       (36)
Interest income - cash flow hedges                        2,759            631          2,755            749
Change in fair value of free standing derivatives            (6)          (547)           (10)           203
                                                    -----------    -----------    -----------    -----------

Total                                               $     2,724    $        81    $     2,713    $       916
                                                    ===========    ===========    ===========    ===========

Interest rate swaps for which we were in a net liability position ("out of the money") are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net asset position ("in the money") are recorded in deferred costs and other assets. The amounts recorded were as follows:

                                                      June 30,     December 31,
                (In thousands)                          2007           2006
-------------------------------------------------   -----------    -----------
Net liability position                              $       340    $     1,997
Net asset position                                  $     3,333    $     2,236

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                    June 30,    December 31,
                  (In thousands)                      2007          2006
-----------------------------------------------   -----------   -----------
Deferred revenues                                 $   102,091   $    92,564
Distributions payable                                  41,022        41,554
Accounts payable                                       14,250        18,626
Salaries and benefits                                  26,320        29,551
Accrued fund organization and offering expenses         9,122        11,860
Escrow/deposits payable                                 6,446         6,844
Accrued interest payable                                6,365         5,825
Interest rate swaps at fair value (Note 7)                340         1,997
Restructuring accrual                                     158         1,128
FIN 48 liability (Note 10)                              2,225            --
Other                                                   9,727         4,395
                                                  -----------   -----------

Total                                             $   218,066   $   214,344
                                                  ===========   ===========

The restructuring accrual pertains to integration activities with respect to the acquisition of Investors. We recorded these costs in general and administrative expenses in the second quarter of 2006. A roll forward of the restructuring costs (included within our Asset Management and Commercial Real Estate segments) is as follows:

                                  Employee              Lease
      (In thousands)         termination costs    termination costs          Total
--------------------------   -----------------    -----------------    -----------------
Balance at January 1, 2007   $             964    $             164    $           1,128
Additions                                  165                   --                  165
Payments                                (1,129)                  (6)              (1,135)
                             -----------------    -----------------    -----------------
Balance at June 30, 2007     $              --    $             158    $             158
                             =================    =================    =================

The restructuring with respect to employee terminations was completed in April 2007. The accrual for lease termination costs will be paid over the remaining term of the lease (3.0 years).

NOTE 9 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES

Minority interests in consolidated subsidiaries consisted of the following:

                                      June 30,     December 31,
          (In thousands)                2007          2006
---------------------------------   -----------   -----------
Convertible Special Common Units
   ("SCUs") of a subsidiary         $   206,921   $   231,262
Convertible Special Membership
   Units ("SMUs") of a subsidiary         4,858         5,110
Convertible Special Common
   Interests ("SCIs") of a
   subsidiary                             4,476         4,758
Other                                     8,675         6,260
                                    -----------   -----------

Total                               $   224,930   $   247,390
                                    ===========   ===========

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


Income (loss) allocated to minority interests, net of tax, was as follows:

                          Three Months Ended          Six Months Ended
                               June 30,                    June 30,
                     --------------------------   --------------------------
(In thousands)           2007           2006          2007           2006
--------------       -----------    -----------   -----------    -----------
SCUs                 $     1,929    $     1,632   $    (4,027)   $     7,361
SMUs                          26             19           (53)           169
SCIs                          25             --           (51)            --
Other                       (272)            --          (278)            --
                     -----------    -----------   -----------    -----------

Total                $     1,708    $     1,651   $    (4,409)   $     7,530
                     ===========    ===========   ===========    ===========

A. SCUS

During 2007, the holder of 132,000 SCUs redeemed the units, for which we paid approximately $2.8 million in cash based upon the market price of our shares at the time of redemption. We also redeemed the special preferred voting shares related to the converted SCUs at par ($0.01 per share).

B. OTHER

"Other" minority interests at June 30, 2007, primarily represent the 10% interest in Centerline Financial Holdings LLC ("CFH"), formerly known as Centerbrook Holdings LLC, owned by Natixis Capital Markets Inc. ("Natixis") (formerly IXIS Capital Markets North America, Inc.).

NOTE 10 - INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of approximately $1.2 million to the January 1, 2007, balance of beneficial owners' equity and approximately $432,000 to the January 1, 2007, goodwill balance (see Note 4). As of the adoption date, we had gross unrecognized tax benefits of approximately $2.0 million and accrued interest of approximately $836,000. Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We do not anticipate that these unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008. We recognize interest and penalties related to uncertain tax positions within our income tax provision or benefit.

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

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax as applicable, was as follows:

                                                                          Six months Ended
                                                                              June 30,
                                                                     --------------------------
                           (In thousands)                                2007           2006
------------------------------------------------------------------   -----------    -----------
Net (loss) income                                                    $    (9,765)   $    18,905
Net unrealized gain on interest rate derivatives                           2,867          2,189
Net unrealized (loss) gain on marketable and equity securities               (37)         4,524
Net unrealized (loss) gain on other investments                          (12,669)           450
Net unrealized gain (loss) on mortgage revenue bonds:
   Unrealized gain (loss) during the period                               19,906        (45,139)
   Reclassification adjustment for net gain included in net income          (653)          (912)
                                                                     -----------    -----------
Comprehensive (loss) income                                          $      (351)   $    19,983
                                                                     ===========    ===========

NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of the following:

                                      Three Months Ended            Six Months Ended
                                            June 30,                    June 30,
                                   -------------------------   -------------------------
         (In thousands)                2007          2006          2007          2006
--------------------------------   -----------   -----------   -----------   -----------
Salaries and benefits              $    27,028   $    18,059   $    63,888   $    37,961
Other general and administrative        15,912        21,802        36,476        34,466
                                   -----------   -----------   -----------   -----------

Total                              $    42,940   $    39,861   $   100,364   $    72,427
                                   ===========   ===========   ===========   ===========

NOTE 13 - EARNINGS PER SHARE ("EPS")

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

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

                                               Three Months Ended June 30, 2007                Six months Ended June 30, 2007
                                          ------------------------------------------   --------------------------------------------
(In thousands, except per share amounts)     Income         Shares        Per Share       Income          Shares        Per Share
---------------------------------------   ------------   ------------   ------------   ------------    ------------    ------------
Net income (loss)                         $      4,980                                 $     (9,765)
Preferred dividends                              1,188                                        2,376
                                          ------------                                 ------------
Net income (loss) allocable to
shareholders (Basic EPS)                         3,792         57,219   $       0.07        (12,141)         57,586           (0.21)
                                                                        ============                                   ============
Effect of dilutive securities                       --          1,174                            --              --
                                          ------------   ------------                  ------------    ------------
Diluted EPS                               $      3,792         58,393   $       0.06   $    (12,141)         57,586           (0.21)
                                          ============   ============   ============   ============    ============    ============

                                               Three Months Ended June 30, 2006               Six months Ended September 30, 2006
                                          ------------------------------------------   --------------------------------------------
                                             Income         Shares        Per Share       Income          Shares        Per Share
---------------------------------------   ------------   ------------   ------------   ------------    ------------    ------------
Net income                                $      4,248                                 $     18,905
Preferred dividends                              1,188                                        2,376
                                          ------------                                 ------------
Net income allocable to shareholders
(Basic EPS)                                      3,060         58,639   $       0.05         16,529          58,609    $       0.28
                                                                        ============                                   ============
Effect of dilutive securities                       --            280                            --             352
                                          ------------   ------------                  ------------    ------------
Diluted EPS                               $      3,060         58,919   $       0.05   $     16,529          58,961    $       0.28
                                          ============   ============   ============   ============    ============    ============

NOTE 14 - SHARE BASED COMPENSATION

A. THE PLAN

In June 2007, our shareholders approved the 2007 Incentive Share Plan (the "Plan") which replaced our existing Amended and Restated Incentive Share Plan.

The purpose of the Plan is designed to attract, retain and motivate eligible persons and to provide incentives and rewards for superior performance.

The Plan allows for the issuance of share options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards (collectively, the "Awards") to eligible persons.

The  Compensation   Committee  (the   "Committee")  of  our  board  of  trustees
administers the Plan. Pursuant to the Plan, the maximum number of common shares that may be awarded is the lesser of:

     o 10% of the number of total shares outstanding (as defined in the Plan) as of December 31 preceding issuances of such awards; or
     o the limits prescribed by the national security exchange or national quotation system on which the shares may then be listed.

Based on this formula, the total number of Awards available for grant is approximately 7.5 million shares. No shares were granted under the Plan through June 30, 2007.

The Committee will grant Awards under the Plan at its discretion, and it has established the 2007 Outperformance Program ("2007 OPP"), and two Annual Incentive Bonus Programs (denominated as "A" and "B") that provide for future Awards on terms the Committee has established. At this time, we can not determine the amount or dollar value of Awards to be provided under any of these programs because they depend on our future performance, and because individual allocations are discretionary for each program.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


B. OUTPERFORMANCE PROGRAM

Under the 2007 OPP, Award recipients will share in a performance pool if our total return to shareholders over the three-year period from January 1, 2007 through December 31, 2009 exceeds 37.5%. The size of the pool will be 11% of the outperformance return amount in excess of the 37.5% benchmark, subject to a maximum pool of $25.0 million. The outperformance pool will be paid to participants in the form of restricted share awards which will vest 50% on each of December 31, 2010 and 2011, subject to the participant's continued employment, except as otherwise provided in the 2007 OPP. We expect to account for OPP Awards as equity awards pursuant to SFAS No. 123 (R), SHARE BASED PAYMENT.


C. ANNUAL INCENTIVE BONUS PROGRAMS

The Annual Incentive Bonus Programs establish cash bonus pools for the payment of annual bonuses of cash and restricted shares to eligible persons. Under the programs, we expect to issue awards equal to 4.07% of our cash available for distribution to shareholders ("CAD"). See Note 16 for a definition of CAD.


NOTE 15 - CONSOLIDATED PARTNERSHIPS

Consolidated partnerships consist of four groups:

     o Funds our Affordable Housing businesses manage to acquire LIHTC equity ("LIHTC Fund Partnerships");
     o Property level partnerships for which our Affordable Housing businesses have assumed the role of general partner ("LIHTC Property Partnerships");
     o Funds our Commercial Real Estate businesses manage which invest in CMBS and associated resecuritization trusts ("CMBS Fund Partnerships"); and
     o A fund our Commercial Real Estate business manages which invests in real estate debt products ("Direct Loan Fund Partnership").

Financial information for the LIHTC Fund and Property Partnerships are as of March 31, 2007, the latest practical date. Information with respect to the CMBS Fund and Direct Fund Loan Partnerships is as of June 30, 2007.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


Assets and liabilities of consolidated partnerships consisted of the following:

                                                         June 30, 2007                              December 31, 2006
                                           ------------------------------------------   ------------------------------------------
                                                           CMBS Fund                                    CMBS Fund
                                            LIHTC Fund        and                        LIHTC Fund        and
                                           and Property   Direct Loan                   and Property   Direct Loan
            (In thousands)                 Partnerships   Partnerships      Total       Partnerships   Partnerships      Total
----------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Investments in property partnerships       $  3,726,899   $         --   $  3,726,899   $  3,546,208   $         --   $  3,546,208
Investments in CMBS - available for sale             --        954,732        954,732             --        719,645        719,645
Investments in resecuritization
   certificates  - available for sale                --        585,023        585,023             --        597,491        597,491
Notes receivable                                     --        330,466        330,466             --        101,156        101,156
Other investments                                    --            634            634             --          1,407          1,407
                                           ------------   ------------   ------------   ------------   ------------   ------------
Investments held by consolidated
   partnerships                               3,726,899      1,870,855      5,597,754      3,546,208      1,419,699      4,965,907
                                           ------------   ------------   ------------   ------------   ------------   ------------

Land, buildings and improvements, net
   of accumulated depreciation                  589,588             --        589,588        576,171             --        576,171
Cash                                            310,461         16,880        327,341        277,860         27,213        305,073
Other assets                                    120,254         62,867        183,121        123,890         33,645        157,535
                                           ------------   ------------   ------------   ------------   ------------   ------------
Other assets of consolidated
   partnerships                               1,020,303         79,747      1,100,050        977,921         60,858      1,038,779
                                           ------------   ------------   ------------   ------------   ------------   ------------

Total assets                               $  4,747,202   $  1,950,602   $  6,697,804   $  4,524,129   $  1,480,557   $  6,004,686
                                           ============   ============   ============   ============   ============   ============

Financing arrangements                       $       --   $    687,766   $    687,766      $      --   $    709,219   $    709,219
Notes payable                                   368,004        101,500        469,504        594,477             --        594,477
Repurchase agreements                                --        422,631        422,631             --        243,955        243,955
Due to property partnerships                    843,540             --        843,540        925,301             --        925,301
Other liabilities                               195,975         19,504        215,479        215,628         11,574        227,202
                                           ------------   ------------   ------------   ------------   ------------   ------------

Total liabilities                          $  1,407,519   $  1,231,401   $  2,638,920   $  1,735,406   $    964,748   $  2,700,154
                                           ============   ============   ============   ============   ============   ============

A. INVESTMENTS IN PROPERTY PARTNERSHIPS AND DUE TO PROPERTY PARTNERSHIPS

The LIHTC Fund Partnerships invest in property level partnerships that neither we nor the LIHTC Fund Partnerships control and which, therefore, we do not consolidate. "Investments in property partnerships" represents the limited partner equity investments in those property level partnerships. "Due to property partnerships" represents the unfunded capital commitments of the LIHTC Fund Partnerships in those property partnerships. As those commitments are funded, the "investments in property partnerships" balance increases and the "due to property partnerships" balance decreases.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


B. INVESTMENTS IN CMBS

The CMBS Fund Partnerships invest in and hold CMBS investments. Such investments held by these partnerships were comprised of the following as of June 30, 2007:

                                                                                      Percentage of
  (Dollars in thousands)           Face         Accreted Cost       Fair Value         Fair Value
--------------------------   ---------------   ---------------   ---------------    ---------------
Security rating:
   BBB-                      $       139,474   $       131,074   $       122,455              12.82%
   BB+                               169,382           147,843           144,663              15.15
   BB                                160,969           134,438           132,201              13.85
   BB-                               201,935           145,318           144,615              15.15
   B+                                121,747            85,213            84,595               8.86
   B                                 100,343            57,992            58,737               6.15
   B-                                144,242            70,048            75,129               7.87
   CCC                                34,375            32,611            33,516               3.51
   Non-rated                         479,906           140,374           158,821              16.64
                             ---------------   ---------------   ---------------    ---------------
                             $     1,552,373   $       944,911   $       954,732             100.00%
                             ===============   ===============   ===============    ===============

C. INVESTMENTS IN RESECURITIZATION CERTIFICATES

The CMBS Fund Partnerships retain interests ("resecuritization certificates") in certain securitized assets that they have sold, as well as others purchased in market transactions. Investments in such resecuritization certificates held by these partnerships were comprised of the following as of June 30, 2007:

                                                                                      Percentage of
  (Dollars in thousands)       Face Amount      Accreted Cost       Fair Value         Fair Value
--------------------------   ---------------   ---------------   ---------------    ---------------
Security rating:
   AAA                       $       111,900   $       106,837   $       107,790              18.44%
   AA                                 66,600            64,385            64,644              11.05
   A                                  47,000            45,244            45,946               7.85
   A-                                 23,900            24,031            23,778               4.06
   BBB+                              101,338            96,716            96,153              16.44
   BBB                                55,381            50,642            50,349               8.61
   BBB-                              121,294           114,189           115,623              19.76
   BB+                                47,820            22,150            30,860               5.27
   BB                                 12,158             5,005             6,982               1.19
   BB-                                12,157             4,510             6,294               1.08
   B+                                 21,073             6,938             9,746               1.67
   B                                  11,347             2,654             3,757               0.64
   B-                                 12,158             2,138             3,056               0.52
   Non-rated                         176,598             9,174            15,936               2.72
   Non-rated interest only                --             4,871             4,109               0.70
                             ---------------   ---------------   ---------------    ---------------
                             $       820,724   $       559,484   $       585,023             100.00%
                             ===============   ===============   ===============    ===============

At June 30, 2007, the non-rated interest only certificates had a combined notional amount of $1.4 billion.

D. NOTES RECEIVABLE

The Direct Loan Partnership invests in various types of loans. The aggregate carrying values, allocated by product type and weighted average coupons, of notes receivable held by the Direct Loan Partnership as of June 30, 2007 were as follows:

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

                                                                  Allocation      Fixed          Variable
                                                                      by           Rate           Rate
                                        Total       Carrying       Product        Average        Average
      (Dollars in thousands)         Commitment       Value          Type          Yield          Yield
----------------------------------   -----------   -----------   -----------    -----------    -----------
Product Type:
 Bridge loans, variable rate         $    16,500   $     7,253          3.99%                         8.79%
 Bridge loans, fixed rate                 32,696        31,765          7.90           7.06%
 Subordinated notes, variable rate        29,500        19,859          7.13                          9.78
 Subordinated notes, fixed rate           27,985        24,114          6.76           7.93
 Mezzanine loans, variable rate          231,797       189,996         55.98                          9.26
 Mezzanine loans, fixed rate              75,492        57,479         18.24           9.79
                                     -----------   -----------   -----------    -----------    -----------
Total / Average                      $   413,970   $   330,466        100.00%          8.26%          9.28%
                                     ===========   ===========   ===========    ===========    ===========

E. FINANCING ARRANGEMENTS/ NOTES PAYABLE/ REPURCHASE AGREEMENTS

The funds use these debt facilities to finance investment activity. Changes in the balances from December 31, 2006, are due to transactions undertaken in the ordinary course of business.

F. REVENUES AND EXPENSES

Revenues and expenses of consolidated partnerships consisted of the following:

                                                           Three Months Ended June 30,
                                      ---------------------------------------------------------------------
                                                             2007                                2006
                                      ---------------------------------------------------   ---------------
                                                          CMBS Fund
                                        LIHTC Fund           and                              LIHTC Fund
                                        and Property     Direct Loan                          and Property
          (In thousands)                Partnerships     Partnerships          Total          Partnerships
-----------------------------------   ---------------   ---------------   ---------------   ---------------
Rental income                         $        13,277     $          --   $        13,277   $         7,393
Interest and other income                       4,167            41,879            46,046             1,973
                                      ---------------   ---------------   ---------------   ---------------

Total revenues                        $        17,444   $        41,879   $        59,323   $         9,366
                                      ===============   ===============   ===============   ===============

Interest expense                      $         5,263   $        18,739   $        24,002   $         5,611

Asset management fees                           6,264                --             6,264             5,891
Property operating expenses                     6,506                --             6,506             3,892
General and administrative expenses             4,704               472             5,176             2,754
Depreciation and amortization                   7,765               608             8,373             3,251
Other expenses                                  2,293                --             2,293               470
                                      ---------------   ---------------   ---------------   ---------------
   Subtotal                                    27,532             1,080            28,612            16,258
                                      ---------------   ---------------   ---------------   ---------------

Total expenses                        $        32,795   $        19,819   $        52,614   $        21,869
                                      ===============   ===============   ===============   ===============

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                      ---------------------------------------------------------------------
                                                             2007                                2006
                                      ---------------------------------------------------   ---------------
                                                          CMBS Fund
                                        LIHTC Fund           and                              LIHTC Fund
                                        and Property     Direct Loan                          and Property
          (In thousands)                Partnerships     Partnerships          Total          Partnerships
-----------------------------------   ---------------   ---------------   ---------------   ---------------
Rental income                         $        25,428     $          --   $        25,428   $        13,663
Interest and other income                       7,826            73,385            81,211             3,948
                                      ---------------   ---------------   ---------------   ---------------

Total revenues                        $        33,254   $        73,385   $       106,639   $        17,611
                                      ===============   ===============   ===============   ===============

Interest expense                      $        12,448   $        33,866   $        46,314   $        12,557

Asset management fees                          12,603                --            12,603            10,524
Property operating expenses                    11,494                --            11,494             7,289
General and administrative expenses             9,944             1,026            10,970             6,144
Depreciation and amortization                  13,655             1,205            14,860             6,628
Other expenses                                  3,035                --             3,035               954
                                      ---------------   ---------------   ---------------   ---------------
   Subtotal                                    50,731             2,231            52,962            31,539
                                      ---------------   ---------------   ---------------   ---------------

Total expenses                        $        63,179   $        36,097   $        99,276   $        44,096
                                      ===============   ===============   ===============   ===============

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

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


The following table provides more information regarding our segments:

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                      June 30,
                                                 --------------------------    --------------------------
                (In thousands)                      2007            2006           2007          2006
----------------------------------------------   -----------    -----------    -----------    -----------
REVENUES
   Affordable Housing                            $    65,563    $    67,118    $   125,604    $   128,657
   Commercial Real Estate (1)                         15,133         12,839         28,680         24,778
   Asset Management (1)                               15,546          6,591         29,516         13,089
   Credit Risk Products                                4,159             10          7,552             10
   Corporate Group                                     7,626          5,702         16,706          9,980
   Consolidated Partnerships (2)                      60,756         11,421        109,504         20,708
   Elimination of intersegment transactions          (33,719)       (24,758)       (65,333)       (46,160)
                                                 -----------    -----------    -----------    -----------
Consolidated Revenues                            $   135,064    $    78,923    $   252,229    $   151,062
                                                 ===========    ===========    ===========    ===========

CAD
   Affordable Housing                            $    31,393    $    35,930    $    41,566    $    60,449
   Commercial Real Estate (1)                          6,012          3,368         10,931          3,995
   Asset Management (1)                                7,807          2,722         14,407          6,454
   Credit Risk Products                                4,315         (3,749)         8,065         (4,304)
   Unallocated corporate costs                       (22,651)       (14,322)       (43,452)       (27,390)
                                                 -----------    -----------    -----------    -----------
Consolidated CAD                                      26,876         23,949         31,517         39,204

   Reconciliation of CAD to net (loss) income:
      Fees deferred for GAAP (3)                     (10,285)       (10,574)        (9,343)        (9,420)
      Depreciation and amortization expense          (10,993)       (14,615)       (22,491)       (23,528)
      Interest income yield adjustments (4)           (2,313)          (464)        (4,609)          (623)
      Gain on sale of loans (5)                        1,000          2,190          2,880          6,813
      Loss on impairment of assets                    (2,939)        (2,271)       (19,385)        (2,271)
      Tax adjustment (6)                                   7           (187)        (1,196)          (219)
      Non-cash compensation (7)                       (3,870)        (1,061)       (13,052)        (3,413)
      Difference between subsidiary equity
      distributions and income allocated to
      minority interests (8)                           6,825          7,209         21,744         10,234
      Non-cash equity income                          (2,399)          (445)          (404)          (648)
      Preferred dividends                              1,188          1,188          2,376          2,376
      Other, net                                       1,883           (671)         2,198            400
                                                 -----------    -----------    -----------    -----------
Consolidated Net Income (Loss)                   $     4,980    $     4,248    $    (9,765)   $    18,905
                                                 ===========    ===========    ===========    ===========

DEPRECIATION AND AMORTIZATION
   Affordable Housing                            $       296    $     4,024    $       581    $     4,864
   Commercial Real Estate (1)                          3,777          5,065          8,225          8,760
   Asset Management (1)                                   40             27             66             50
   Credit Risk Products                                    3             --              4             --
   Corporate Group                                     6,677          4,565         13,215          8,920
   Consolidated Partnerships                             200            934            400            934
                                                 -----------    -----------    -----------    -----------
Consolidated Depreciation and Amortization       $    10,993    $    14,615    $    22,491    $    23,528
                                                 ===========    ===========    ===========    ===========

                                                                                 June 30,     December 31,
                                                                                   2007          2006
                                                                               -----------    -----------
IDENTIFIABLE ASSETS
   Affordable Housing                                                          $ 2,935,721    $ 2,866,346
   Commercial Real Estate (1)                                                      619,969        390,886
   Asset Management (1)                                                             12,178         13,754
   Credit Risk Products                                                            100,285         52,337
   Consolidated partnerships (2)                                                 6,739,418      6,046,429
   Corporate Group                                                                 664,777        794,619
   Elimination of intersegment balances                                           (464,152)      (475,855)
                                                                               -----------    -----------
Consolidated Identifiable Assets                                               $10,608,196    $ 9,688,516
                                                                               ===========    ===========

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

NOTE 17 - RELATED PARTY TRANSACTIONS

A. INVESTMENTS IN AND LOANS TO AFFILIATES

Investments in and loans to affiliates consisted of:

                                              June 30,     December 31,
             (In thousands)                     2007           2006
------------------------------------------  ------------   ------------
Loan to AMAC                                $     57,600   $     15,000
Investment in AMAC                                 2,036             --
Co-investment in CUC                               3,777          3,066
PRS/CRG/ERC advances, net                         10,530         13,780
Due from unconsolidated partnerships, net          8,538         31,467
Fees receivable, net                                 201          2,536
                                            ------------   ------------
                                            $     82,682   $     65,849
                                            ============   ============

Note: The above table does not include our co-investment of approximately $70.0 million as of June 30, 2007, and $65.0 million as of December 31, 2006, in the CMBS and Direct Loan Fund Partnerships we consolidate, as the amounts are eliminated in consolidation.


LOAN TO AMAC

In June 2007, the borrowing capacity of the revolving credit facility to AMAC was increased from $50.0 million to $80.0 million and extended to June 2008 with a one year optional extension. This facility, bearing interest at LIBOR plus 3.0%, is to be used by AMAC to purchase new investments and for general corporate purposes. Income we earn from this facility is included in "Other interest income". In the opinion of management, the terms of this facility are consistent with those of loan transactions with independent third parties.

INVESTMENT IN AMAC

In March 2007, we entered into a share purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, whereby we may purchase up to 9.8% of the outstanding common shares of AMAC in open-market purchases based on pre-determined parameters. Through June 30, 2007, we purchased approximately 199,000 common shares under this plan. We account for this investment on the equity method as we can exercise significant influence over AMAC's financial and operating policies via our advisory agreement. See also Note 19 regarding our participation in the AMAC preferred share offering in July 2007.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


CO-INVESTMENT IN CUC

Centerline Urban Capital I, LLC ("CUC"), formerly known as CharterMac Urban Capital I LLC, is an investment fund with the California Public Employees Retirement System ("CalPERS") as majority investor, focusing on investments in multifamily properties in major urban markets. Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested (see Note 18 regarding future funding commitments).

PRS/CRG/ERC ADVANCES

The advances due from PRS/CRG/ERC relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development (see Note 18). The above balances are net of eliminations with liabilities of consolidated partnerships of $26.9 million at June 30, 2007, and $24.3 million at December 31, 2006.

DUE FROM UNCONSOLIDATED PARTNERSHIPS

This balance represents monies advances to investment funds that we sponsor but that we do not control. The decline in the balance from December 31, 2006, relates to temporary loans made to investment funds during the fourth quarter of 2006, a substantial portion of which were repaid in the first quarter of 2007.

B. TRCLP

General and administrative expenses include shared service fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company controlled by our chairman.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in LIHTC Fund Partnerships we manage and are included in "Other expenses of consolidated partnerships".

During the six months ended June 30, 2007, we acquired two mortgage revenue bonds secured by properties developed by a subsidiary of TRCLP. LIHTC Fund Partnerships that we consolidate also provided equity financing to these properties. Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS"), formerly known as ARCap Real Estate Special Situations Mortgage Fund LLC (the Direct Loan Fund Partnership we consolidate), also acquired participation interests with AMAC in two loans secured by properties developed by TRCLP.

C. AMAC

We collect asset management and incentive management fees and expense reimbursements from AMAC pursuant to an advisory agreement. These fees and reimbursements are included in "Fee income" in the condensed consolidated statements of income. We entered into a new advisory agreement, effective as of March 2007 whereby the basis of certain of the fees we earn has changed, although we do not expect the amount of fees earned to differ significantly from the previous agreement absent the effect of AMAC's growth.

During 2006, CRESS entered into a co-investment agreement with AMAC whereby both will participate in investment opportunities that are originated by our subsidiaries and which meet mutual investment criteria.

During March 2007, AMAC sold its economic interest in a group of properties to CRESS for approximately $12.0 million.

During 2007, our Commercial Real Estate subsidiaries originated approximately $244.9 million in loans on behalf of AMAC and, pursuant to the advisory agreement, received approximately $1.0 million of mortgage banking fees from the borrowers. We record these fees in "Fee income" in the condensed consolidated statements of income.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


We serve as the collateral manager for AMAC's $400.0 million CDO. We also service all of the loans in AMAC's CDO, as well as other loans currently held by AMAC outside of the CDO. In this capacity, we perform all primary and special servicing functions. Pursuant to the advisory agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in "Fee income" in the condensed consolidated statements of income.

D. OTHER

Substantially all fund origination revenues in the Affordable Housing segment are received from LIHTC Fund Partnerships we have originated and manage, many of which comprise the partnerships that we consolidate. While affiliates of our Company hold equity interests in the investment funds' general partner and/or managing member/advisor, we have no direct investments in these entities, and we do not guarantee their obligations. We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors, and we receive all fee income to which these entities are entitled.

As of June 30, 2007, our subsidiary Centerline Affordable Housing Advisors LLC, formerly known as CharterMac Capital LLC, controlled certain partnerships. Those entities, in turn, were the general partners of investment partnerships. These investment partnerships, in turn, were non-equity managing partners of local partnerships that are obligors of certain of our mortgage revenue bonds.

In connection with the 2002 refinancing of a property partly owned by our chairman, we entered into an agreement which allows the revenue bond to be put to us should the owner of the underlying property default on the bond. We, in turn, entered into agreements which allow us to put the bond to the general partners of the owner who are affiliates of the Company. This right is secured by collateral assignments of the general partners' partnership interests in the limited partnership which owns the underlying property.

E. INCOME STATEMENT IMPACT

(Fees paid) and income earned were as follows:

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                 --------------------------    --------------------------
                  (In thousands)                     2007           2006           2007           2006
-----------------------------------------------  -----------    -----------    -----------    -----------
TRCLP shared service fee expense                 $      (139)   $      (153)   $      (282)   $      (316)
TRCLP property management services expense       $    (1,127)   $    (1,023)   $    (2,200)   $    (2,056)
AMAC asset management and incentive management
   fees and expense reimbursements               $       834    $       824    $     1,841    $     1,780
AMAC credit facility interest income             $       805    $       745    $       902    $       745
AMAC servicing fee income                        $       187    $        --    $       317    $        --

NOTE 18 - COMMITMENTS AND CONTINGENCIES

PRS/CRG/ERC

PRS/ CRG

PRS Companies ("PRS") and Capital Realty Group ("CRG") were sponsors of certain property partnerships for which we hold mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. A construction affiliate of PRS served as general contractor for most of these partnerships. Due to financial difficulties experienced by PRS and its construction affiliate, we ceased our business dealings with PRS and acquired the general partner interest in certain partnerships sponsored by PRS as part of agreements reached in April 2005 (the "PRS Partnerships"). There were two additional projects for which the

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


PRS construction affiliate was general contractor (the "GCG Partnerships") for which the general partner interest owned by PRS or an affiliate were transferred to us at the same time.

Likewise, we entered into agreements in April of 2005 with CRG with respect to certain partnerships in which CRG served as sponsor (the "CRG Partnerships"). The PRS financial difficulties created construction finance shortfalls that created liquidity problems for these partnerships as well. In December of 2006, we entered into an additional agreement with CRG to transfer to us the general partner interests held by CRG in four additional properties. This agreement included the termination of certain rights retained by CRG with respect to the CRG Partnerships in the 2005 Agreements and we have ceased our business dealings with CRG.

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

Two of the properties are under construction, and we expect that the equity of the applicable property partnerships is sufficient to cover the estimated costs to complete these two properties. We may have to advance funds to the partnerships after June 30, 2007, to cover operating costs until the properties achieve stabilization, which amounts we do not expect to exceed $2.5 million. We anticipate the future equity payments due these partnerships will be sufficient to repay the advances.

Summary of Impact
-----------------

In the first quarter of 2007, we reassessed our strategy with respect to the ultimate recovery of our investments in these properties. We have undertaken an initiative to determine the most advantageous strategy for recovery on the mortgage revenue bonds. The strategies to be followed for individual bonds may involve a change in our planned holding period of the asset or the level of additional funding we may provide, if any. The initial assessment of four of the mortgage revenue bonds caused us to recognize an impairment charge of approximately $13.7 million in the first quarter of 2007 (see Note 2) due in part to the revision of the estimated level and timing of cash flows for the valuation of the properties. In connection with that determination, management concluded that advances made to our sponsored funds in connection with those underlying properties may not be fully recoverable and we recorded a reserve of approximately $4.8 million in the first half of 2007.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


The partnerships are summarized as follows:

                                                                                                      (In thousands)
                                                                                                 -------------------------
                                                                                                          Fair Value of
                          Centerline   Centerline                                                           Mortgage
                           Holds or      Capital                                               Loan         Revenue
                          Will Hold     Sponsored   Included in                   Third       Amounts        Bonds
                           Mortgage      Fund is       Credit      Centerline    Parties     Upon Full    Outstanding
                           Revenue       Equity     Intermediate    Holds GP     Provided      Draw        at June 30,
                Number       Bond        Partner       Funds        Interest      Equity       Down           2007
               --------   ----------   ----------   ------------   ----------   ----------   ----------   ------------
           PRS PARTNERSHIPS

Lease-Up           11          10            6            4              6            5      $  123,092   $    119,516
Stabilized          2           2           --           --             --            2          18,346         18,640
               -------------------------------------------------------------------------------------------------------
Subtotal           13          12            6            4              6            7         141,438        138,156
               -------------------------------------------------------------------------------------------------------

           CRG PARTNERSHIPS
Lease-Up            6           4            6            5              4           --          81,749         83,206
               -------------------------------------------------------------------------------------------------------
Subtotal            6           4            6            5              4           --          81,749         83,206
               -------------------------------------------------------------------------------------------------------

           GCG PARTNERSHIPS
Construction        1           1            1            1             --           --          16,600         16,600
Lease-Up            1           1            1           --             --           --          13,170         16,271
               -------------------------------------------------------------------------------------------------------
Subtotal            2           2            2            1             --           --          29,770         32,871
               -------------------------------------------------------------------------------------------------------

           ERC PARTNERSHIPS
Construction        2           2            2            2              2           --          16,950         17,700
Lease-Up           14          13           14           13             14           --         111,551        115,057
Stabilized          2           2            2            1              2           --           9,376          9,807
               -------------------------------------------------------------------------------------------------------
Subtotal           18          17           18           16             18           --         137,877        142,564
               -------------------------------------------------------------------------------------------------------
Total              39          35           32           26             28            7      $  390,834   $    396,797
               =======================================================================================================
Total eliminated in consolidation                                                            $  285,876   $    287,390
                                                                                             =========================

Our potential exposure falls into three categories as follows:

         CASH REQUIRED TO BRING THE PROPERTIES TO BREAK-EVEN OPERATION - As of
              June 30, 2007, advances outstanding totaled approximately $37.4 million, net of the reserve described above. These advances, and additional loans, are assessed periodically for collectability and the impact on the potential impairment of existing mortgage revenue bonds. At present, we do not anticipate that any of the remaining advances would require a charge to expense, although as the strategy with respect to recovery on any individual mortgage revenue bond is implemented, circumstances may require a change in that outlook.

              Based on current lease-up estimates and projected costs to complete construction, we estimate that the properties, in the aggregate, may require approximately $9.5 million of additional cash (to supplement cash from operations) to reach full stabilization. While we expect that future equity contributions at the fund level may provide some of this support to the properties, we may need to advance some of this amount and a portion of any such advances may be charged directly to expense depending upon our assessment of the funds' ability to repay the advances.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


         POTENTIAL IMPACT ON MORTGAGE REVENUE BONDS - As  noted  above,  we recognized impairment with respect to four of the affected bonds in the first quarter of 2007. While we do not believe that there is other-than-temporary impairment of any of the other bonds, the outcome of our strategic plan with respect to this portfolio may cause impairments to be recognized as other-than-temporary should we determine that disposition of the bond or other actions be the best course of action with respect to recovering our investment or if the cash flow projections are affected by planned courses of action. Any such additional impairments, should they be determined, can not currently be estimated.

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

FORWARD TRANSACTIONS

At June 30, 2007, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of approximately $238.5 million for mortgages to be funded in 2007 and later, and each lending commitment has an associated sale commitment. In addition, those subsidiaries had commitments to sell mortgages totaling $249.3 million. Approximately $97.7 million of this amount was funded as of June 30, 2007, and is included in "Other Investments" as "Mortgage Loans Held for Sale". The balance of approximately $151.6 million is to be funded later in 2007.

We have entered into transactions to purchase mortgage revenue bonds at predetermined prices and interest rates, but only if construction of the property is completed. These forward commitments create derivative instruments under SFAS No. 133, which have been designated as a cash flow hedge of the anticipated funding of the mortgage revenue bonds and are recorded at fair value, with changes in fair value recorded in other accumulated comprehensive income until the mortgage revenue bonds are funded. The total potential amount we could be required to fund is $3.9 million by the end of 2007.

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $4.1 million at June 30, 2007.

MORTGAGE LOAN LOSS SHARING AGREEMENTS

Pursuant  to a master  loss  sharing  agreement  under the Fannie Mae  Delegated
Underwriting and Servicing ("DUS") program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At June 30, 2007, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

Our maximum exposure at June 30, 2007, pursuant to these agreements, was approximately $833.8 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At June 30, 2007, that reserve was approximately $13.1 million, which, we believe, represents our actual potential losses at that time.

As of June 30, 2007, we maintained collateral consisting of commercial paper and Fannie Mae and Freddie Mac securities of approximately $10.5 million and a money market account of approximately $1.1 million, which is included in restricted cash in the condensed consolidated balance sheet, to satisfy the Fannie Mae collateral requirements of $11.1 million.

We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8.0 million (8% of the $100.0 million allowed under the DUIP) covers this letter of credit requirement. At June 30, 2007, commitments under this reimbursement agreement totaled $6.4 million.

YIELD TRANSACTIONS

We have entered into several credit intermediation agreements with either Natixis or Merrill Lynch (each a "Primary Intermediator") to provide agreed-upon rates of return for pools of multifamily properties to funds sponsored by Centerline Affordable Housing Advisors LLC ("AHA"), formerly known as CharterMac Capital LLC. In return, we have or will receive fees, generally at the start of each credit intermediation period. There are a total of 16 outstanding agreements to provide the specified returns:

     o    through the construction and lease-up phases of the properties;
     o for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
     o    covering both periods.

Total potential exposure pursuant to these transactions is approximately $1.2 billion, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $33.1 million as of June 30, 2007. This amount is included in "deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our condensed consolidated balance sheet. Refer also to PRS/CRG/ERC above, regarding potential exposure under existing obligations.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


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

OTHER CONTINGENT LIABILITIES

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions was approximately $191.8 million as of June 30, 2007. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $799,000 as of June 30, 2007. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

At June 30, 2007, we had unused letters of credit totaling $1.6 million described in MORTGAGE LOAN LOSS SHARING AGREEMENTS above.

Centerline Financial has entered into two credit intermediation agreements to provide for monthly principal and interest debt service payments only to the extent there is a shortfall payment from the underlying property. In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023. Total potential exposure pursuant to these transactions is approximately $19.8 million as well as monthly interest obligations, assuming the bonds default and cannot be sold. The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold. The fair value of the obligation, representing the deferral of the fee income over the obligation period, was approximately $1.3 million as of June 30, 2007. This amount is included in "Deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our condensed consolidated balance sheet.

LEGAL CONTINGENCIES

Claims have been asserted against our subsidiaries in two separate but interrelated lawsuits relating to two properties for which we have provided debt and equity financing, but associated with the same developers. The lawsuits allege, among other things:

     o    breach of fiduciary duty;
     o    breach of the implied covenant of good faith and fair dealing;
     o    intentional misrepresentation, fraud and deceit;
     o    negligent misrepresentation; and
     o    tortious interference with contracts.

One of the lawsuits claims unspecified damages while the other lawsuit alleges damages of at least $10 - 15 million. One suit (which alleges losses of at least $10 million) is currently scheduled to commence trial on June 30, 2008 and the other suit (with unspecified damages claimed) is currently scheduled for trial in May 2008. The parties have engaged in discovery and have entered into settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims. We are unable at the present time to estimate what potential losses, if any, may arise in connection with this litigation.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

FUNDING COMMITMENTS

CUC

Our membership interest in CUC (see Note 17) includes a co-investment obligation amounting to 2.5% of capital invested. Based upon the current funding limit of CUC, our remaining commitment as of June 30, 2007, was approximately $137,000.

INVESTMENTS IN CMBS AND DIRECT LOAN FUNDS

We participate as co-investor in the CMBS and Direct Loan funds we sponsor. As of June 30, 2007, our remaining unfunded capital commitments were $7.9 million.

NOTE 19 - SUBSEQUENT EVENTS

SUBSEQUENT AMAC SHARE PURCHASES

In July 2007, we purchased 280,000 shares of 7.25% Series A Cumulative Convertible Preferred Shares issued by AMAC for $7.0 million in connection with AMAC's public offering of such shares. In addition, we purchased an additional 106,400 common shares of AMAC for approximately $953,000 pursuant to our 10b5-1 plan (see Note 17).

CMBS FUND PARTNERSHIPS

In August 2007, two of our CMBS Fund Partnerships resecuritized approximately $986.0 million in face amount of CMBS certificates, having a fair value of approximately $593.6 million, into a collateralized debt obligation offering and issued $453.0 million in face amount of notes with fixed rate coupons ranging from 6.07% to 7.42%. The proceeds were used to repay approximately $295.5 million of variable rate repurchase agreements and the balance will be returned to the investors in the partnerships.

In August 2007, Investors closed on an additional CMBS Fund Partnership, consisting of total accepted capital commitments of approximately $379.0 million. We participate as a co-investor in the fund, and have committed approximately $19.0 million of the total capital commitments of this fund.

RECENT MARKET EVENTS

In July and August 2007, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to single-family subprime mortgage assets, to which we are not exposed, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

As of the date of this filing, the recent market developments have not had a negative impact on our Company or our liquidity. Management believes our current financing sources and cash flows from operations are adequate to meet our ongoing liquidity needs for the near term.

While transactions we have closed during this period (as detailed above) give us no reason to expect these developments will affect our liquidity, in the event a further reduction in market liquidity did impact us, we believe our immediate and long-term liquidity requirements would be met primarily with cash and cash equivalents held by the Company ($111 million as of June 30, 2007), along with the availability on our corporate revolver ($58 million as of June 30, 2007).

RE-ISSUANCE OF STOCK OPTIONS

In July, 2007, our Compensation and Nominating and Governance Committees approved the cancellation of outstanding options to purchase our common shares issued to Stephen M. Ross, our Chairman, and the substitution of the cancelled options with new ones on substantially similar terms.

The Committees took this action because Mr. Ross otherwise likely would have been subject to adverse tax consequences under Section 409A ("Section 409A") of the Internal Revenue Code of 1986, as amended, that were unforeseen at the time we granted the original options. The Cancelled Option was issued to Mr. Ross in consideration of his service as the Chairman of the Board of Trustees in connection with our acquisition of Related Capital Company (now known as Centerline Affordable Advisors LLC). The cancelled options had an exercise price ($17.78 per share) that was below the market value of our common shares ("in-the money") on November 17, 2003, the effective date of the cancelled options, because the parties previously had agreed that the exercise price would equal the average of the closing price of our common shares for the 30 calendar days immediately preceding the public announcement of the acquisition. For purposes of Section 409A, the holder of a share option that has been granted "in-the-money", to the extent not vested as of January 1, 2005, is subject to adverse tax consequences.

The new options, which were granted with an exercise price above the market price of our common shares on the grant date:

     o contain the identical exercise price ($17.78 per Common Share) as the cancelled options;
     o    expire on the same date (November 17, 2013) as the cancelled options;
     o grant an option to purchase the same number of Common Shares (800,000) that remained unexercised under the cancelled option; and
     o provide for the same vesting schedules with respect to the remaining unvested shares under the Cancelled Option (400,000 of which are vested immediately, 200,000 of which are due to vest on November 17, 2007 and 200,000 of which are due to vest on November 17, 2008).

Because the terms of the cancelled options and the new options are substantially similar, the cancellation and re-grant will have no effect on share-based compensation expenses reported in our financial statements.

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

These risks are more fully described in our Form 10-K for the year ended December 31, 2006. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.

Factors Affecting Comparability
-------------------------------

In August 2006, we acquired Investors. Prior to the acquisition, we had recorded equity income from a 10.7% investment in Investors (included in our Commercial Real Estate segment). Following the acquisition, operating results of Investors are included in our Commercial Real Estate, Asset Management and Consolidated Partnerships segments. In the second quarter of 2006, we incurred restructuring costs associated with planned integration activities and we incurred increased non-cash compensation costs following the acquisition due to non-vested share grants and sharing of promote income related to funds we manage.

During June 2006, we launched Centerline Financial to provide credit intermediation products to the affordable housing finance industry. We expect our majority ownership of Centerline Financial will enable us to prospectively retain a significant portion of the fees that we would have paid to third party credit providers. We incurred various start-up costs in the first half of 2006 in connection with this subsidiary.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2007 AND 2006
-----------------------------------------

The following is a summary of our operations for the three months ended June 30, 2007 and 2006:

                                                  % of                         % of
      (In thousands)               2007         Revenues         2006         Revenues      % Change
--------------------------      -----------    -----------   -----------    -----------    -----------
Revenues                        $   135,064         100.0%   $    78,923         100.0%          71.1%
Income before income taxes      $     4,667           3.5%   $     3,843           4.9%          21.4%
Net income                      $     4,980           3.7%   $     4,248           5.4%          17.2%

The growth in revenues was due mostly to revenues earned by funds we consolidated upon the acquisition of Investors in August 2006, and the interest income of investments held by that subsidiary.

Net income increased in the 2007 quarter as compared to the 2006 quarter. Much of the increase was due to higher interest income from investments other than mortgage revenue bonds, partially offset by increased interest expense (as further described below).

REVENUES

Our revenues were as follows:

                                           For the Three Months Ended June 30,
                                        ---------------------------------------
             (In thousands)                 2007          2006       % Change
-------------------------------------   -----------   -----------   -----------
Mortgage revenue bond interest income   $    38,568   $    38,910          (0.9)%

Other interest income                        14,672         6,583         122.9

Fee income                                   16,576        18,272          (9.3)

Other revenues:
   Construction service fee                   1,130         1,103           2.4
   Expense reimbursements                       721           240         200.4
   Rental income of real estate owned         1,433         2,056         (30.3)
   Administration fees                          606           575           5.4
   Prepayment penalties                       1,394         1,233          13.1
   Other                                        641           585           9.6
                                        -----------   -----------   -----------
Total other revenues                          5,925         5,792           2.3
                                        -----------   -----------   -----------

Subtotal                                     75,741        69,557           8.9
                                        -----------   -----------   -----------

Revenues of consolidated partnerships        59,323         9,366         533.4
                                        -----------   -----------   -----------

   Total revenues                       $   135,064   $    78,923          71.1%
                                        ===========   ===========   ===========

A large portion of the revenue increase was due to the Investors (formerly known as ARCap Investors, L.L.C.) acquisition. Adjusting to include Investors in the 2006 period, revenues would have increased approximately 17.7%.

Mortgage revenue bond interest income and Fee income are discussed in RESULTS BY SEGMENT below.

Other interest income includes income from CMBS and resecuritization certificates held in our Commercial Real Estate segment and interest earned on escrow balances in the Asset Management segment. The increase compared to the 2006 period relates to:

     o interest generated by CMBS and resecuritization certificates we hold through Investors (acquired in August 2006 and thus for which there was no comparable 2006 amount); and

     o higher cash balances (predominantly the escrow accounts) coupled with increasing market interest rates for temporary investments.

Partially offsetting these increases was the absence in 2007 of interest earned on a loan to a Commercial Real Estate business. That loan was repaid in September 2006 and there is no comparable revenue in 2007.

Revenues of consolidated partnerships increased due to:

     o CMBS Fund and Direct Loan Fund partnerships consolidated as part of the Investors acquisition;
     o an increase in the number of LIHTC Fund Partnerships due to fund sponsorship activity; and
     o an increase in the number of LIHTC Property Partnerships over the past year which we have taken control of to protect our investments (see
          Note 18).

Results of consolidated partnerships are also discussed in RESULTS BY SEGMENT below.

Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with LIHTC Fund and Property Partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income. Consolidation of the CMBS Fund and Direct Loan Fund partnerships do not lead to revenue eliminations as the income we earn from those funds is in the form of equity income. See OTHER INCOME AND INCOME ALLOCATIONS below.

In the second quarters of 2007 and 2006, the following revenue amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:

                                                                  For the Three Months Ended June 30,
                                                             ---------------------------------------------
                      (In thousands)                             2007            2006           % Change
----------------------------------------------------------   ------------    ------------     ------------
Mortgage revenue bond interest income                        $      4,174    $      2,748             51.9%
Other interest income                                                  --              53               --
Fee income                                                         13,509          12,030             12.3
Other revenues                                                      1,211           1,828            (33.4)
                                                             ------------    ------------     ------------

Total                                                        $     18,894    $     16,659             13.4%
                                                             ============    ============     ============

EXPENSES

Our expenses were as follows:

                                                                  For the Three Months Ended June 30,
                                                             ---------------------------------------------
                      (In thousands)                             2007            2006           % Change
----------------------------------------------------------   ------------    ------------     ------------
Interest expense                                             $     29,042    $     24,085             20.6%
                                                             ------------    ------------
Interest expense - preferred shares of subsidiary                   4,725           4,725               --
                                                             ------------    ------------

Salaries and benefits                                              27,028          18,059             49.7
Other general and administrative                                   15,912          21,802            (27.0)
                                                             ------------    ------------     ------------
  Subtotal general and administrative                              42,940          39,861              7.7
                                                             ------------    ------------     ------------

Depreciation and amortization                                      10,993          14,615            (24.8)
Loss on impairment of assets                                        2,938           2,271             29.4
                                                             ------------    ------------     ------------
  Subtotal before consolidated partnerships                        90,638          85,557              5.9
                                                             ------------    ------------     ------------

Interest expense of consolidated LIHTC Fund and Property
  partnerships                                                      5,263           5,611             (6.2)
Interest expense of consolidated CMBS Fund and Direct Loan
  partnerships                                                     18,739              --               --
                                                             ------------    ------------     ------------
                                                                   24,002           5,611            327.8
                                                             ------------    ------------     ------------

Other expenses of consolidated LIHTC Fund and Property
  partnerships                                                     27,532          16,258             69.3
Other expenses of consolidated CMBS Fund and Direct Loan
  partnerships                                                      1,080              --               --
                                                             ------------    ------------     ------------
                                                                   28,612          16,258             76.0
                                                             ------------    ------------     ------------
  Subtotal expenses of consolidated partnerships                   52,614          21,869            140.6
                                                             ------------    ------------     ------------

Total expenses                                               $    143,252    $    107,426             33.3%
                                                             ============    ============     ============

The increase in interest expense reflects the higher amount of average debt outstanding (approximately $2.5 billion in the second quarter of 2007 as compared to $1.9 billion in the second quarter of 2006). The higher balance in 2007 reflects:

     o    the cost of the Investors acquisition;
     o continuing capital deployment in the Affordable Housing segment for mortgage revenue bond and LIHTC investments; and
     o debt facilities of Investors used in Commercial Real Estate investing and fund sponsorship activities.

In addition, our average borrowing rate increased in 2007 as compared to 2006 as a result of increases in the SIFMA and LIBOR rates in both years. The effect of rate increases was tempered, however, by a fixed rate securitization program in place since mid-2006 and the interest rate swaps that we have in place, some of which are "in the money". Our average borrowing rate increased to 4.7% in the second quarter of 2007 as compared to 4.6% in the second quarter of 2006.

While our borrowing costs have been increasing along with market rates, the commencement of Centerline Financial has enabled us to retain a significant portion of credit intermediation fees which we have historically paid to third parties in connection with securitizations in the Affordable Housing segment. In addition, we anticipate Centerline Financial will enable us to lower our average cost of capital through more effective leverage of our assets.

The increase in salaries and benefits expense primarily relates to the approximately 100 employees added upon the Investors acquisition, the continued growth of our component businesses and approximately $4.6 million of incremental non-cash compensation cost related to shares issued in connection with the Investors acquisition. In addition, salaries and benefits include approximately $400,000 of severance costs. Partially offsetting this was a reversal of approximately $2.9 million of promote-sharing compensation in the period related to CMBS funds we sponsor due to a lower projected level of promote income to the Company.

Other general and administrative expenses were higher in the 2006 quarter than in the 2007 period, primarily due to the following incremental costs incurred during the second quarter of 2006 related to corporate initiatives:

     o    $3.8 million of Centerline Financial start-up costs;
     o $2.0 million of restructuring costs in anticipation of the Investors acquisition; and
     o    a  $1.4  million   termination   fee  paid  in  connection   with  the
          restructuring of our securitization programs.

The decrease in 2007 was partially offset by approximately $830,000 of fees paid by Centerline Financial to Natixis (which fees commenced in the third quarter of 2006).

Depreciation and amortization expenses were higher in the 2006 period, primarily due to a $3.4 million write-off of deferred costs in 2006 related to the restructuring of our securitization programs.

Loss on impairment of assets in both 2007 and 2006 related to mortgage revenue bonds associated with properties experiencing substandard performance (see Note
2).

Other expenses of the consolidated LIHTC Fund and Property partnerships increased due to the increase in the number of consolidated entities since June 2006. Virtually all of the expenses of the consolidated LIHTC Fund and Property partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

Interest and Other expenses of consolidated CMBS Fund Partnerships pertain to funds we manage to syndicate investments in CMBS and associated resecuritization trusts. These items were incorporated into our financial results upon our acquisition of Investors in the third quarter of 2006.

OTHER INCOME AND INCOME ALLOCATIONS

                                                      For the Three Months Ended June 30,
                                                 ---------------------------------------------
                      (In thousands)                 2007            2006           % Change
----------------------------------------------   ------------    ------------     ------------
Equity and other (loss) income                   $       (154)   $      3,856           (104.0)%

Gain on sale or repayment of loans               $      1,078    $      2,517            (57.2)%
Gain on sale or repayment of mortgage revenue
  bonds and other assets                                  131              21            523.8
                                                 ------------    ------------     ------------
                                                 $      1,209    $      2,538            (52.4)%
                                                 ------------    ------------     ------------

Income allocated to preferred shareholders of
  subsidiary                                     $     (1,557)   $     (1,557)             --%
                                                 ------------    ------------     ------------

Income allocated to SCUs                         $     (1,929)   $     (1,632)            18.2%
Income allocated to SMUs                                  (26)            (19)            36.8
Income allocated to SCIs                                  (25)             --               --
Other                                                     272              --               --
                                                 ------------    ------------     ------------
Total income allocated to minority interests     $     (1,708)   $     (1,651)             3.5%

Loss allocated to partners of consolidated
  partnerships                                   $     97,776    $    107,090             (8.7)%

Equity and other (loss) income decreased since we no longer recognize our proportionate share of Investors earnings through equity income after our acquisition in August 2006. The loss for the quarter primarily relates to our investments in tax advantaged investment vehicles similar to those we sponsor. Equity income from our investment in CMBS and Direct Loan funds is eliminated in consolidation but positively impacts our net income. For the second quarter of 2007, this amount was approximately $2.9 million. There is no comparable amount in 2006 as this earnings stream began with our acquisition of Investors.

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

The loss allocation to partners of consolidated partnerships represents the operating losses of LIHTC Fund and Property partnerships, of which we have absorbed an insignificant portion (approximately $2,000) and the majority ownership in CMBS and Direct Loan funds we sponsor.

Results by Segment
------------------

AFFORDABLE HOUSING

The table below shows selected information regarding our Affordable Housing activities:

                                                                 For the Three Months Ended June 30,
                                                             ------------------------------------------
                      (In thousands)                             2007           2006         % Change
----------------------------------------------------------   -----------    -----------     -----------
                               MORTGAGE REVENUE BOND INVESTING STATISTICS

New mortgage revenue bond acquisitions                       $    29,510    $   120,801           (75.6)%
Funding of mortgage revenue bonds acquired in prior
  years                                                              390         10,090           (96.1)
Acquisitions related to prior period forward commitments          13,780         22,300           (38.2)
                                                             -----------    -----------     -----------
Total acquisition and funding activity                       $    43,680    $   153,191          (71.5)%

Mortgage revenue bonds repaid                                $        --    $     5,075              --%

Average portfolio balance (fair value)                       $ 2,765,904    $ 2,533,417             9.2%

Weighted average permanent interest rate of bonds
  acquired                                                          6.03%          6.19%
Weighted average yield of portfolio                                 6.18%          6.34%
Average borrowing rate (includes fees and effect of
  swaps) (1)                                                        4.81%          4.36%
Average SIFMA rate                                                  3.77%          3.55%


                                   LIHTC FUND SPONSORSHIP STATISTICS

Equity raised by LIHTC funds                                 $   410,143    $   308,051           33.1 %
Equity invested by LIHTC funds (1)                           $   173,889    $   220,911           (21.3)%


Mortgage revenue bond interest income (1)                    $    42,742    $    39,692             7.7%
Other interest income (1)                                            335            369            (9.2)
Fee income from fund sponsorship (1)                              18,696         23,318           (19.8)
Expense reimbursements                                             1,574          1,912           (17.7)
Other revenues (1)                                                 2,216          1,827            21.3
                                                             -----------    -----------     -----------
                                                             $    65,563    $    67,188            (2.4)%
                                                             ===========    ===========     ===========

Interest expense and securitization fees (1)                 $    25,766    $    21,954            17.4%
Loss on impairment of assets                                 $     2,938    $     2,271            29.4%
Gain on repayments of mortgage revenue bonds                 $        --    $        20              --%

CAD (2)                                                      $    31,393    $    35,930           (12.6)%
                                                             ===========    ===========     ===========

(1)  Prior to  intersegment  eliminations.
(2)  See Note 16 for a description of CAD.

Mortgage Revenue Bond Investing
-------------------------------

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during 2006 and the first six months of 2007, partially offset by a lower weighted average yield of the portfolio over the same period.

While generally declining interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with rising interest rates, resulted in the increase in interest expense and securitization fees. By entering into a fixed rate securitization in 2006 and using interest rate swaps to fix the rate on a large portion of our remaining securitizations, we believe that we have mitigated the impact on spreads of the increasing SIFMA rates.

We recognized impairment on two mortgage revenue bonds in the 2007 period and four in the 2006 period due to the substandard performance of the underlying properties and/or revision of the interest rate of the bond.

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

Although the level of equity raised increased over the prior year period, decreased fund sponsorship revenues reflects the lower volume of equity invested in the second quarter of 2007 as compared to the same period in 2006. Partially offsetting this decline was an increase in the fee rate realized stemming from changes in the mix of funds originated period over period. In addition, certain ongoing fees (such as partnership management fees that are collected at the time of closing and recognized over several years) increased in the period due to funds closed after the end of the 2006 quarter.

Other ongoing fees are earned based on the level of assets under management. Despite a higher population of funds, those fees decreased in 2007, primarily attributable to the timing of physical site visits from which we earn a portion of the fees. In addition, fees earned from older LIHTC funds decline as they dispose of assets. Fee income in this segment also declined as fees for credit intermediation of new funds are earned directly by our Credit Risk Products segment.

Other
-----

Expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows.

Affordable Housing CAD
----------------------

CAD for the second quarter of 2007 includes a higher level of mortgage revenue bond interest income than in the 2006 quarter, offset by a decline in fee income from lower fund sponsorship and investment activity. The net increase in revenues, however, was less than the increase in securitization financing costs.

COMMERCIAL REAL ESTATE

The table below shows selected information regarding our Commercial Real Estate activities:

                                                                 For the Three Months Ended June 30,
                                                             ------------------------------------------
                      (In thousands)                             2007           2006         % Change
----------------------------------------------------------   -----------    -----------     -----------
Mortgage originations                                        $   670,378    $   458,047            46.4%
                                                             -----------    -----------     -----------
Primary servicing mortgage portfolio at June 30              $ 8,397,643    $ 9,180,858            (8.5)%
                                                             -----------    -----------     -----------
Carrying value of mortgage servicing rights at June 30       $    50,835    $    59,647           (14.8)%

Mortgage origination fees (1)                                $     1,584    $     2,683           (41.0)%
Mortgage servicing fees                                            4,579          5,087           (10.0)
Other fee income                                                   1,110            159           598.1
Other interest income (1)                                          5,756          2,700           113.2
Prepayment penalties                                               1,389          1,228            13.1
Other revenues                                                       715            982           (27.2)
                                                             -----------    -----------     -----------
    Total                                                    $    15,133    $    12,839            17.9%
                                                             ===========    ===========     ===========

Gain on sale of mortgages                                    $     1,209    $     2,518           (52.0)%
                                                             ===========    ===========     ===========

Equity income                                                $     2,883    $     3,993           (27.8)%
                                                             ===========    ===========     ===========

CAD (2)                                                      $     6,012    $     3,368            78.5%
                                                             ===========    ===========     ===========

(1) Prior to intersegment eliminations.
(2) See Note 16 for a description of CAD.

Originations
------------

As depicted in the table below, Fannie Mae originations decreased and Centerline Direct originations increased from the prior period because our loan origination department focused its efforts on originating loans for our lending program for AMAC and CRESS ("Centerline Direct"). Despite an overall increase in mortgage originations for the quarter, mortgage origination fees decreased period over period as the average rate of origination fees was impacted by the higher proportion of non-agency originations (generally generating lower originations fee) and spread compression in the market.

Mortgage originations for the three months ended June 30 are broken down as follows:

  (In thousands)          2007          % of total            2006           % of total
-----------------   ---------------   ---------------    ---------------   ---------------
Fannie Mae          $       187,092              27.9%   $       213,318              46.6%
Freddie Mac                  33,060               4.9             39,390               8.6
Centerline Direct           428,587              63.9            151,200              33.0
Conduit and other            21,639               3.3             54,139              11.8
                    ---------------   ---------------    ---------------   ---------------
Total               $       670,378             100.0%   $       458,047             100.0%
                    ===============   ===============    ===============   ===============

Servicing
---------

Primary servicing fees declined due to a decrease in the servicing fee rate and the higher proportion of non-agency and non-loss sharing loans in the portfolio. This trend has also affected the level of mortgage servicing rights, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams. Generally, as our prepayments have increased, our mortgage servicing rights have decreased.

Investments
-----------

Increased interest income in this segment reflects the acquisition of Investors in mid-2006 as the operations acquired hold CMBS and resecuritization certificates for investment. During the second quarter of 2006, Investors acquired approximately $215 million of CMBS investments intended to be sold to a new CMBS fund it is sponsoring.

Other
-----

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

Commercial Real Estate CAD
--------------------------

The sharp increase in segment CAD is attributable to the Investors acquisition and the addition of equity and interest income streams. The increase was offset by a lower level of equity income in the 2007 period (recognized from our co-investments in CMBS and Direct Loan funds) as compared to that recognized from our membership interest in Investors prior to acquiring that business. While incremental revenues were partially offset by increased infrastructure costs that were due to the addition of the Investors business and the overall growth of this segment, the 2006 period included restructuring costs in anticipation of the acquisition.

ASSET MANAGEMENT

The table below shows selected information regarding our Asset Management activities:

                                                             For the Three Months Ended June 30,
                                                         ------------------------------------------
                      (In thousands)                         2007           2006         % Change
------------------------------------------------------   ------------   ------------   ------------
Mortgage portfolio at June 30:
  Primary servicing (1)                                  $ 31,541,985   $  9,180,858          243.6%
  Special servicing                                           235,666             --             --
Carrying value of mortgage servicing rights at June 30          9,186             --             --
                                                         ------------   ------------   ------------

Other interest income (2)                                $      6,541   $      2,091          212.8%

Asset management fees (2)                                       3,588          2,835           26.6
Servicing fees (2)                                              3,220          1,665           93.4
Other fees (2)                                                  2,095             --             --
                                                         ------------   ------------   ------------
  Subtotal                                               $      8,903   $      4,500           97.8%
                                                         ------------   ------------   ------------
Other income (2)                                                  102             --             --
                                                         ------------   ------------   ------------
                                                         $     15,546   $      6,591          135.9%
                                                         ============   ============   ============

CAD (3)                                                  $      7,807   $      2,722          186.8%
                                                         ============   ============   ============

(1) Includes sub-servicing of the Commercial Real Estate servicing portfolio. Excludes servicing on mortgage revenue bonds in the Affordable Housing segment.
(2)  Prior to  intersegment  eliminations.
(3)  See Note 16 for a description of CAD.

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

Asset Management CAD
--------------------
Segment CAD for the 2007 period was higher than the same period in 2006 due primarily to the higher level of assets under management throughout the Company, due in part to our acquisition of Investors. In addition, the introduction of new revenue streams upon the Investors acquisition also had a beneficial impact. The increase was partially offset by a higher level of salaries and other infrastructure costs required to grow the business. We expect that the continued expansion of this business and the expected synergies from combining existing operations with Investors should benefit segment CAD in future periods.

CREDIT RISK PRODUCTS

                                                             For the Three Months Ended June 30,
                                                         ------------------------------------------
                      (In thousands)                         2007           2006         % Change
------------------------------------------------------   ------------   ------------   ------------
Credit intermediation fees (1)                           $      2,915   $         --             --%
Other fees (1)                                                    110             --             --
Other interest income (1)                                       1,134             10             --
                                                         ------------   ------------   ------------
                                                         $      4,159   $         10             --%
                                                         ============   ============   ============

CAD (2)                                                  $      4,315   $     (3,749)         215.1%
                                                         ============   ============   ============

(1) Prior to  intersegment  eliminations.
(2) See Note 16 for a description  of CAD.

Revenues
--------

Fee income is related to the credit intermediation of mortgage revenue bond securitizations which began in mid-2006 with the launch of Centerline Financial. The volume of credit intermediation provided to the Affordable Housing segment now exceeds $1.3 billion. We expect these fees to continue growing as we expand our bond portfolio and the proportion of Affordable Housing securitizations that involve credit intermediation by Centerline Financial.

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

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control. With respect to the LIHTC Fund and Property Partnerships, we have no equity interest or, in the case of 37 partnerships, an insignificant equity interest. With respect to CMBS Fund and Direct Loan Fund Partnerships, we have ownership of up to 25.0% and also receive additional equity income allocations as manager.

     LIHTC FUND AND PROPERTY PARTNERSHIPS

     Our Affordable Housing segment earns fees from LIHTC Fund Partnerships and interest on mortgage revenue bonds for which LIHTC Property Partnerships are the obligors. The LIHTC Fund Partnerships are tax credit equity investment funds we sponsor and manage. The LIHTC Property Partnerships are partnerships for which we have assumed the role of general partner.

     The increased revenue, expense, equity loss and allocation amounts in 2007 are due to the addition of 15 LIHTC Fund Partnerships over the past year and the assumption of the general partner interests in 20 LIHTC Property Partnerships.

     As third party investors hold virtually all of the equity interests in these entities, we allocate all results of operations of these partnerships to those partners except for approximately $2,000, which represents our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS FUND AND DIRECT LOAN FUND PARTNERSHIPS

     CMBS Fund and Direct Loan Fund Partnerships were included in this segment upon our acquisition of Investors in August 2006.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006
---------------------------------------

The following is a summary of our operations for the six months ended June 30, 2007 and 2006:

                                          % of                          % of
    (In thousands)         2007         Revenues         2006         Revenues     % Change
--------------------   ------------   ------------   ------------   -----------   -----------
Revenues               $    252,229         100.0%   $    151,062        100.0%          67.0%
(Loss) income before
  income taxes         $    (13,024)         (5.2)%  $     15,581         10.3%       (183.6)%
Net (loss) income      $     (9,765)         (3.9)%  $     18,905         12.5%       (151.7)%

The growth in revenues was due mostly to revenues earned by funds we consolidated upon the acquisition of Investors in August 2006, and the interest income from investments held by that business.

We recorded a net loss for the 2007 period as compared to net income in the 2006 period. Much of the current year loss was due to impairment charges recognized on mortgage revenue bonds, a charge to reserve against associated receivables and non-cash costs stemming from the acquisition of Investors, such as amortization of restricted shares awarded in connection with the transaction and amortization of intangible assets acquired. Other factors contributing to the net loss in the 2007 period were increased interest costs and severance costs associated with the departure of an executive officer.

REVENUES

Our revenues were as follows:

                                             For the Six Months Ended June 30,
                                        ------------------------------------------
            (In thousands)                  2007           2006          % Change
-------------------------------------   -----------    -----------     -----------
Mortgage revenue bond interest income   $    75,631    $    75,432             0.3%

Other interest income                        27,229         12,527           117.4

Fee income                                   31,211         34,343            (9.1)

Other revenues:
   Construction service fee                   2,395          2,250             6.4
   Expense reimbursements                     1,800          1,467            22.7
   Rental income of real estate owned         2,866          3,097            (7.5)
   Administration fees                        1,202            976            23.2
   Prepayment penalties                       2,053          2,046             0.3
   Other                                      1,203          1,313            (8.4)
                                        -----------    -----------     -----------
Total other revenues                         11,519         11,149             3.3
                                        -----------    -----------     -----------

Subtotal                                    145,590        133,451             9.1
                                        -----------    -----------     -----------

Revenues of consolidated partnerships       106,639         17,611           505.5
                                        -----------    -----------     -----------

   Total revenues                       $   252,229    $   151,062            67.0%
                                        ===========    ===========     ===========

A large portion of the revenue increase was due to the Investors acquisition. Adjusting to include Investors in the 2006 period, revenues would have increased approximately 14.7%.

Mortgage revenue bond interest income and Fee income are discussed in RESULTS BY SEGMENT below.

Other interest income includes income from CMBS and resecuritization certificates held in our Commercial Real Estate segment and interest earned on escrow balances in our Asset Management segment. The increase compared to the 2006 period relates to:

     o interest generated by CMBS and resecuritization certificates we hold through Investors (acquired in August 2006 and thus for which there was no comparable 2006 amount); and
     o higher cash balances (predominantly the escrow accounts) coupled with increasing market interest rates for temporary investments.

Partially offsetting these increases was the absence in 2007 of interest earned on a loan to a Commercial Real Estate business. That loan was repaid in September 2006 and there is no comparable revenue in 2007.

Revenues of consolidated partnerships increased due to:

     o CMBS Fund and Direct Loan Fund Partnerships consolidated as part of the Investors acquisition;
     o an increase in the number of LIHTC Fund Partnerships due to fund sponsorship activity; and
     o an increase in the number of LIHTC Property Partnerships over the past year which we have taken control of to protect our investments (see
          Note 18).

Results of consolidated partnerships are also discussed in RESULTS BY SEGMENT below.

Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions with LIHTC Fund and Property Partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has an insignificant impact on our net income. Consolidation of the CMBS Fund and Direct Loan Fund partnerships do not lead to revenue eliminations as the income we earn from those funds is in the form of equity income. See OTHER INCOME AND INCOME ALLOCATIONS below.

In the 2007 and 2006 periods, the following revenue amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:

                                             For the six Months Ended June 30,
                                        ------------------------------------------
          (In thousands)                   2007           2006         % Change
-------------------------------------   -----------    -----------     -----------
Mortgage revenue bond interest income   $     9,521    $     4,287           122.1%
Other interest income                            --            105              --
Fee income                                   24,218         21,856            10.8
Other revenues                                2,582          3,063           (15.7)
                                        -----------    -----------     -----------

Total                                   $    36,321    $    29,311            23.9%
                                        ===========    ===========     ===========

EXPENSES

Our expenses were as follows:

                                                                   For the Six Months Ended June 30,
                                                             ------------------------------------------
                      (In thousands)                             2007           2006         % Change
----------------------------------------------------------   -----------    -----------     -----------
Interest expense                                             $    57,344    $    41,193            39.2%
                                                             -----------    -----------     -----------
Interest expense - preferred shares of subsidiary                  9,449          9,449              --
                                                             -----------    -----------     -----------

Salaries and benefits                                             63,888         37,961            68.3
Other general and administrative                                  36,476         34,466             5.8
                                                             -----------    -----------     -----------
  Subtotal general and administrative                            100,364         72,427            38.6
                                                             -----------    -----------     -----------

Depreciation and amortization                                     22,491         23,528            (4.4)
Loss on impairment of assets                                      19,385          2,271           753.6
                                                             -----------    -----------     -----------
  Subtotal before consolidated partnerships                      209,033        148,868            40.4
                                                             -----------    -----------     -----------

Interest expense of consolidated LIHTC Fund and Property
  partnerships                                                    12,448         12,557            (0.9)
Interest expense of consolidated CMBS Fund and Direct Loan
  partnerships                                                    33,866             --              --
                                                             -----------    -----------     -----------
                                                                  46,314         12,557           268.8
                                                             -----------    -----------     -----------
Other expenses of consolidated LIHTC Fund and Property
  partnerships                                                    50,731         31,539            60.9
Other expenses of consolidated CMBS Fund and Direct Loan
  partnerships                                                     2,231             --              --
                                                             -----------    -----------     -----------
                                                                  52,962         31,539            67.9
                                                             -----------    -----------     -----------
  Subtotal expenses of consolidated partnerships                  99,276         44,096           125.1
                                                             -----------    -----------     -----------

Total expenses                                               $   308,309    $   192,964            59.8%
                                                             ===========    ===========     ===========

The increase in interest expense reflects the higher amount of average debt outstanding (approximately $2.4 billion in the 2007 period as compared to $1.8 billion in the comparable 2006 period). The higher balance in 2007 reflects:

     o    the cost of the Investors acquisition;
     o continuing capital deployment in the Affordable Housing segment for mortgage revenue bond and LIHTC investments; and
     o debt facilities of Investors used in Commercial Real Estate investing and fund sponsorship activities.

In addition, our average borrowing rate increased in 2007 as compared to 2006 as a result of increases in the SIFMA and LIBOR rates in both years. The effect of rate increases was tempered, however, by a fixed rate securitization program in place since mid-2006 and the interest rate swaps that we have in place, some of which are "in the money". Our average borrowing rate increased to 4.7% in the first half of 2007 as compared to 4.2% in the first half of 2006.

While our borrowing costs have been increasing along with market rates, the commencement of Centerline Financial has enabled us to retain a significant portion of credit intermediation fees which we have historically paid to third parties in connection with securitizations in the Affordable Housing segment. In addition, we anticipate Centerline Financial will enable us to lower our average cost of capital through more effective leverage of our assets.

The increase in salaries and benefits expense primarily relates to the approximately 100 employees added upon the Investors acquisition, the continued growth of our component businesses and approximately $9.2 million of incremental non-cash compensation cost related to shares issued in connection with the Investors acquisition. In addition, salaries and benefits include approximately $2.7 million of severance costs, primarily associated with the retirement of an executive officer. Partially offsetting this was a reversal of approximately $1.5 million of promote-sharing compensation related to CMBS funds we sponsor, due to a lower projected level of promote income to the Company.

The increase in other general and administrative expenses primarily resulted from the following:

     o    higher infrastructure costs following the Investors acquisition;
     o fees paid by Centerline Financial to Natixis (which fees commenced in the third quarter of 2006); and
     o    costs incurred in relation to the Company's re-branding.

These increases were partially offset by incremental costs incurred during the second quarter of 2006 related to corporate initiatives (as described in the quarterly discussion above) with no corresponding costs in the current year period.

Depreciation and amortization expenses were higher in the 2006 period primarily due to a $3.4 million write-off of deferred costs in 2006 related to restructuring of our securitization programs. This was partially offset by increased amortization of mortgage servicing rights. In addition to approximately $14.5 million in mortgage servicing rights acquired as part of the Investors acquisition in August 2006, we recorded incremental assets since June 30, 2006, due to mortgage origination activity within our Commercial Real Estate segment.

Loss on impairment of assets in 2007 related to nine mortgage revenue bonds associated with eight properties experiencing substandard performance and the change in our strategy with respect to protecting our investment in certain assets (see Notes 2 and 18). The charge recorded in 2006 related to four bonds experiencing substandard performance, the terms for one of which we revised to reduce the interest rate.

Other expenses of the consolidated LIHTC Fund and Property partnerships increased due to the increase in the number of consolidated entities since March 2006. Virtually all of the expenses of the consolidated LIHTC Fund and Property partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

Interest and Other expenses of consolidated CMBS Fund Partnerships pertain to funds we manage to syndicate investments in CMBS and associated resecuritization trusts. These items were incorporated into our financial results upon our acquisition of Investors in the third quarter of 2006.

OTHER INCOME AND INCOME ALLOCATIONS

                                                       For the Six Months Ended June 30,
                                                 ------------------------------------------
                 (In thousands)                      2007           2006         % Change
----------------------------------------------   -----------    -----------     -----------
Equity and other (loss) income                   $      (404)   $     4,366          (109.3)%

Gain on sale or repayment of loans               $     2,702    $     7,056           (61.7)%
Gain on sale or repayment of mortgage revenue
  bonds and other assets                                 886            912            (2.9)
                                                 -----------    -----------     -----------
                                                 $     3,588    $     7,968           (55.0)%
                                                 -----------    -----------     -----------

Income allocated to preferred shareholders of
  subsidiary                                     $    (3,113)   $    (3,113)           -- %
                                                 -----------    -----------     -----------

Loss (income) allocated to SCUs                  $     4,027    $    (7,361)         (154.7)%
Loss (income) allocated to SMUs                           53           (169)         (131.4)
Loss allocated to SCIs                                    51             --              --
Other                                                    278             --              --
                                                 -----------    -----------     -----------
Total loss (income) allocated to minority
  interests                                      $     4,409    $    (7,530)         (158.6)%

Loss allocated to partners of consolidated
  partnerships                                   $   178,887    $   195,871            (8.7)%

Equity and other (loss) income decreased since we no longer recognize our proportionate share of Investors earnings through equity income after our acquisition in August 2006. The loss for the period primarily relates to our investments in tax advantaged investment vehicles similar to those we sponsor. Equity income from our investment in CMBS and Direct Loan funds is eliminated in consolidation but positively impacts our net income. For the 2007 period, this amount was approximately $9.6 million. There is no comparable amount in 2006 as this earnings stream began with our acquisition of Investors.

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Affordable Housing and Commercial Real Estate businesses. See RESULTS BY SEGMENT below.

The allocations to SCUs, SMUs and SCIs of subsidiaries represents the proportionate share of after-tax loss or income attributable to holders of subsidiary equity as if they were all converted to common shares. "Other" minority interest principally represents the portion of Centerline Financial owned by Natixis.

The loss allocation to partners of consolidated partnerships represents the operating losses of LIHTC Fund and Property partnerships, of which we have absorbed an insignificant portion (approximately $5,000) and the majority ownership in CMBS and Direct Loan funds we sponsor.

Results by Segment
------------------

AFFORDABLE HOUSING

The table below shows selected information regarding our Affordable Housing activities:

                                                                 For the Six Months Ended June 30,
                                                            ------------------------------------------
                     (In thousands)                              2007           2006         % Change
---------------------------------------------------------   -----------    -----------     -----------

                               MORTGAGE REVENUE BOND INVESTING STATISTICS

New mortgage revenue bond acquisitions                      $    49,652    $   155,380           (68.0)%
Funding of mortgage revenue bonds acquired in prior years         1,541         10,090           (84.7)
Acquisitions related to prior period forward commitments         20,880         48,396           (56.9)
                                                            -----------    -----------     -----------
Total acquisition and funding activity                      $    72,073    $   213,866           (66.3)%

Mortgage revenue bonds repaid                               $     2,622    $    31,983           (91.8)%

Average portfolio balance (fair value)                      $ 2,754,396    $ 2,475,526            11.3%

Weighted average permanent interest rate of bonds
  acquired                                                         5.99%          6.17%
Weighted average yield of portfolio                                6.18%          6.44%
Average borrowing rate (includes fees and effect of
  swaps)(1)                                                        4.85%          3.95%
Average SIFMA rate                                                 3.68%          3.32%


                                   LIHTC FUND SPONSORSHIP STATISTICS

Equity raised by LIHTC funds                                $   416,587    $   368,957            12.9%
Equity invested by LIHTC funds (1)                          $   287,868    $   370,675           (22.3)%


Mortgage revenue bond interest income (1)                   $    85,152    $    78,903             7.9%
Other interest income (1)                                           646            989           (34.7)
Fee income from fund sponsorship (1)                             32,644         41,562           (21.5)
Expense reimbursements                                            2,942          3,686           (20.2)
Other revenues (1)                                                4,220          3,517            20.0
                                                            -----------    -----------     -----------
                                                            $   125,604    $   128,657           (2.4)%
                                                            ===========    ===========     ===========

Interest expense and securitization fees (1)                $    50,322    $    36,742            37.0%
Loss on impairment of assets                                $    19,385    $     2,271           753.6%
Gain on repayments of mortgage revenue bonds                $       653    $       909           (28.2)%

CAD (2)                                                     $    41,566    $    60,449           (31.2)%
                                                            ===========    ===========     ===========


(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.

Mortgage Revenue Bond Investing
-------------------------------

The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during 2006 and the first six months of 2007, partially offset by a lower weighted average yield of the portfolio over the same period.

While generally declining interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. Corresponding with an increase in the average portfolio balance, our level of securitizations increased and, along with rising interest rates, resulted in the increase in interest expense and securitization fees. By entering into a fixed rate securitization in 2006 and using interest rate swaps to fix the rate on a large portion of our remaining securitizations, we believe that we have mitigated the impact on spreads of the increasing SIFMA rates.

We recognized impairment on nine mortgage revenue bonds in the 2007 period and four in the 2006 period, as described in the quarterly discussion above. Of the 2007 charge recorded, $13.7 million pertained to a portfolio of property partnerships for which we assumed the general partner interest in 2005. In the first quarter of 2007, we reassessed our strategy with respect to the ultimate recovery of our investments in these properties. The strategies to be followed for individual bonds may involve a change in our planned holding period of the asset or the level of additional funding we may provide, if any. The initial assessment of four of the mortgage revenue bonds caused us to recognize impairment due in part to the revision of the estimated level and timing of cash flows for the valuation of the properties. See also notes 2 and 18 to the condensed consolidated financial statements.

The remainder of the 2007 impairment charge pertained to four additional properties with substandard performance and the restructuring of terms for one of the associated mortgage revenue bonds.

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

Although the level of equity raised increased over the prior year period, decreased fund sponsorship revenues reflects the lower volume of equity invested in the first half of 2007. In addition, the mix of fund sponsorships served to decrease the fee realization rate due to a higher proportion of "corporate" funds included in equity raised for the 2006 period. Partially offsetting this decline, certain ongoing fees (such as partnership management fees that are collected at the time of closing and recognized over several years) increased in the period due to funds closed after the end of the 2006 quarter.

Other ongoing fees are earned based on the level of assets under management. Despite a higher population of funds, those fees decreased in 2007, primarily attributable to the timing of physical site visits from which we earn a portion of the fees. In addition, fees earned from older LIHTC funds decline as they dispose of assets. Fee income in this segment also declined as fees for credit intermediation of new funds are earned directly by our Credit Risk Products segment.

Other
-----

Expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows.

Affordable Housing CAD
----------------------

CAD for 2007 includes a higher level of mortgage revenue bond interest income than in 2006 but lower fee income from fund sponsorship and investment activity. The net decrease in revenues was compounded by the increase in securitization financing costs.

COMMERCIAL REAL ESTATE

The table below shows selected information regarding our Commercial Real Estate activities:

                                                            For the Six Months Ended June 30,
                                                         ---------------------------------------
                   (In thousands)                            2007          2006       % Change
------------------------------------------------------   -----------   -----------   -----------
Mortgage originations                                    $ 1,126,894   $   739,203          52.4%
                                                         -----------   -----------   -----------
Primary servicing mortgage portfolio at June 30          $ 8,397,643   $ 9,180,858          (8.5)%
                                                         -----------   -----------   -----------
Carrying value of mortgage servicing rights at June 30   $    50,835   $    59,647         (14.8)%

Mortgage origination fees (1)                            $     3,967   $     4,791         (17.2)%
Mortgage servicing fees                                        9,188        10,125          (9.3)
Other fee income                                               1,839           908         102.5
Other interest income (1)                                     10,559         4,979         112.1
Prepayment penalties                                           2,042         2,035           0.3
Other revenues                                                 1,085         1,940         (44.1)
                                                         -----------   -----------   -----------
    Total                                                $    28,680   $    24,778          15.7%
                                                         ===========   ===========   ===========

Gain on sale of mortgages                                $     2,935   $     7,059         (58.4)%
                                                         ===========   ===========   ===========

Equity income                                            $     9,623   $     4,706         104.5%
                                                         ===========   ===========   ===========

CAD (2)                                                  $    10,931   $     3,995         173.6%
                                                         ===========   ===========   ===========

(1) Prior to  intersegment  eliminations.
(2) See Note 16 for a description of CAD.


Originations
------------

As depicted in the table below, Fannie Mae originations decreased and Centerline Direct originations increased from the prior period because our loan origination department focused its efforts on originating loans for our lending program for AMAC and CRESS ("Centerline Direct"). Despite an overall increase in mortgage originations for the quarter, mortgage origination fees decreased period over period as the average rate of origination fees was impacted by the higher proportion of non-agency originations (generally generating lower originations fee) and spread compression in the market.

Mortgage originations for the six months ended June 30 are broken down as follows:

(In thousands)           2007         % of total         2006         % of total
-----------------   -------------   -------------   -------------   -------------
Fannie Mae          $     256,273            22.7%  $     422,784             57.2%
Freddie Mac               177,779            15.8          90,015             12.2
Centerline Direct         632,272            56.1         151,200             20.5
Conduit and other          60,570             5.4          75,204             10.1
                    -------------   -------------   -------------   -------------
Total               $   1,126,894           100.0%  $     739,203            100.0%
                    =============   =============   =============   =============

Servicing
---------

Primary servicing fees declined due to a decrease in the servicing fee rate and the higher proportion of non-agency and non-loss sharing loans in the portfolio. This trend has also affected the level of mortgage servicing rights, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams. Generally, as our prepayments have increased, our mortgage servicing rights have decreased.

Investments
-----------

Increased interest income in this segment reflects the acquisition of Investors in mid-2006 as the operations acquired hold CMBS and resecuritization certificates for investment. During the second quarter of 2006, Investors acquired approximately $215.0 million of CMBS investments intended to be sold to a new CMBS fund it is sponsoring.

Other
-----
The increase in prepayment penalties relates to a higher level of refinancing activity in the current year as compared to last year.

Gain on sale of mortgages relates directly to the value of mortgage servicing rights recorded when loans are sold. The mortgage servicing rights, in turn, are valued based on projected servicing revenues, which decreased in 2007 as compared to 2006 due to lower servicing fee rates for new originations as noted above.

We act as general partner of the CMBS and Direct Loan funds we sponsor and own a portion of the funds. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. This category became a part of this segment upon the Investors acquisition while the 2006 amount represented our income from our membership interest in Investors prior to full acquisition. Equity income in the 2006 period primarily represented our membership interest in Investors prior to acquiring the business.

Commercial Real Estate CAD
--------------------------

The sharp increase in segment CAD is attributable to the Investors acquisition and the addition of equity and interest income streams. These increases were partially offset by increased infrastructure costs that were due to the addition of the Investors business and the overall growth of this segment.

ASSET MANAGEMENT

The table below shows selected information regarding our Asset Management activities:

                                                             For the Six Months Ended June 30,
                                                         ----------------------------------------
                    (In thousands)                          2007           2006        % Change
------------------------------------------------------   -----------   -----------    -----------
Mortgage portfolio at June 30:
  Primary servicing (1)                                  $31,541,985   $ 9,180,858          243.6%
  Special servicing                                          235,666            --             --
Carrying value of mortgage servicing rights at June 30         9,186            --             --
                                                         -----------   -----------    -----------

Other interest income (2)                                $    11,807   $     4,308          174.1%

Asset management fees (2)                                      7,030         5,450           29.0
Servicing fees (2)                                             6,077         3,331           82.4
Other fees (2)                                                 4,186            --             --
                                                         -----------   -----------    -----------
  Subtotal                                               $    17,293   $     8,781           96.9%
                                                         -----------   -----------    -----------

Other income (2)                                                 416            --             --
                                                         -----------   -----------    -----------
                                                         $    29,516   $    13,089          125.5%
                                                         ===========   ===========    ===========

CAD (3)                                                  $    14,407   $     6,454          123.2%
                                                         ===========   ===========    ===========

(1) Includes sub-servicing of the Commercial Real Estate servicing portfolio. Excludes servicing on mortgage revenue bonds in the Affordable Housing segment.
(2)  Prior to intersegment eliminations.
(3)  See Note 16 for a description of CAD.

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

Asset Management CAD
--------------------

Segment CAD for 2007 period was higher than the same period in 2006 due primarily to the higher level of assets under management throughout the Company, due in part to our acquisition of Investors. In addition, the introduction of new revenue streams upon the Investors acquisition also had a beneficial impact. The increase was partially offset by a higher level of salaries and other infrastructure costs required to grow the business. We expect that the continued expansion of this business and the expected synergies from combining existing operations with Investors should benefit segment CAD in future periods.

CREDIT RISK PRODUCTS

                                    For the Six Months Ended June 30,
                                 ---------------------------------------
        (In thousands)               2007          2006        % Change
------------------------------   -----------   -----------   -----------
Credit intermediation fees (1)   $     5,384   $        --            --%
Other fees (1)                           110            --            --
Other interest income (1)              2,058            10            --
                                 -----------   -----------   -----------
                                 $     7,552   $        10            --%
                                 ===========   ===========   ===========

CAD (2)                          $     8,065   $    (4,304)        287.4%
                                 ===========   ===========   ===========

(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.

Revenues
--------

Fee income is related to the credit intermediation of mortgage revenue bond securitizations which began in mid-2006 with the launch of Centerline Financial. The volume of credit intermediation provided to the Affordable Housing segment now exceeds $1.3 billion. We expect these fees to continue growing as we expand our bond portfolio and the proportion of Affordable Housing securitizations that involve credit intermediation by Centerline Financial.

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

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control. With respect to the LIHTC Fund and Property Partnerships, we have no equity interest or, in the case of 37 partnerships, an insignificant equity interest. With respect to CMBS Fund and Direct Loan Fund Partnerships, we have ownership of up to 25.0% and also receive additional equity income allocations as manager.

     LIHTC FUND AND PROPERTY PARTNERSHIPS

     Our Affordable Housing segment earns fees from LIHTC Fund Partnerships and interest on mortgage revenue bonds for which LIHTC Property Partnerships are the obligors. The LIHTC Fund Partnerships are tax credit equity investment funds we sponsor and manage. The LIHTC Property Partnerships are partnerships for which we have assumed the role of general partner.

     The increased revenue, expense, equity loss and allocation amounts in 2007 are due to the addition of 15 LIHTC Fund Partnerships over the past year and the assumption of the general partner interests in 20 LIHTC Property Partnerships.

     As third party investors hold virtually all of the equity interests in these entities, we allocate all results of operations of these partnerships to those partners except for approximately $5,000, which represents our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS FUND AND DIRECT LOAN PARTNERSHIPS

     CMBS Fund and Direct Loan Partnerships were included in this segment upon our acquisition of Investors in August 2006.

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

The Company recognized an income tax benefit in the six months ended June 30, 2007 and 2006. The effective tax rate on a consolidated basis for the six months ended June 30, 2007 and 2006 was 23.7% and (21.3)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 12.0% and 15.6% for the six months ended June 30, 2007 and 2006, respectively.

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

We have the following debt and securitization facilities that provide us with short-term and long-term liquidity:

     o a $300.0 million warehouse line, used for mortgage banking needs, which matures in May 2008;

     o a revolving credit facility with a capacity of $320.0 million as of June 30, 2007, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investment funds, as well as for other corporate purposes, which matures in August 2009. We expect further lender commitments that would raise the capacity of this facility to $375.0 million;

     o securitizations through the Merrill Lynch P-FLOATs/RITES program and through the Goldman Sachs Floats/Residuals program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral; and

     o repurchase facilities used to fund investments by Investors and its subsidiaries as well as for general business purposes.

As of June 30, 2007, we had approximately $278.7 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our by-laws and without pledging additional collateral. Our repurchase facilities provide us with liquidity based on specified advance rates and the fair value of collateral assets. Although we (and the funds we manage and consolidate) may experience margin calls in the ordinary course of business due to fluctuations in those fair values, as of the date of this filing we have not experienced any significant margin calls despite recent turbulence in the real estate finance markets.

In addition to the credit facilities detailed above, we have a $453.0 million fixed-rate mortgage revenue bond securitization program and $250.0 million term loan, both of which began in 2006 and were fully funded as of June 30, 2007. The securitization certificates have a weighted average term of eight years and the term loan matures in 2012.

Equity
------

We have the ability to issue $400.0 million of equity or debt securities pursuant to a shelf registration statement we have filed with the SEC. We currently have no plans to issue any such securities under this registration statement. In addition, we have in the past, and may in the future, issue securities in private placements, including, without limitation, additional issuances similar to our CRA Preferred Shares and 4.4% CRA Preferred Shares.

Liquidity Requirements after June 30, 2007
------------------------------------------

During August 2007, equity distributions will be paid as follows:

                                                  (In thousands)
                                                   ------------
          Common/CRA shareholders                  $     24,747
          SCU/SMU/SCI holders                             8,806
          4.4% CRA Preferred shareholders                 1,188
          Preferred shareholders of a subsidiary          6,281
                                                   ------------

          Total                                    $     41,022
                                                   ============

Investors manages a new CMBS fund which commenced in August 2007 (see Note 19 to the condensed consolidated financial statements). As a co-investor, our commitment to the fund is approximately $19.0 million, which is expected to be funded over time through December 31, 2009.

While the markets for CDO issuances and CMBS investments in the period following the end of June 2007 has been unfavorable in light of recent events in the real estate finance industry, we do not anticipate difficulty in closing the planned CMBS investment fund through Investors, nor planned CDOs to be issued by those funds in the third quarter of 2007.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Summary of Cash Flows
---------------------

For the six months ended June 30, 2007, there was a larger net decrease in cash and cash equivalents as compared to the comparable 2006 period. A net increase in 2007 operating cash flows was more than offset by a larger increase in cash used in investing activities and lower cash provided by financing activities.

Operating cash flow in 2007 was $143.5 million higher than in 2006. Despite incurring a net loss in the 2007 period versus net income in the 2006 quarter, the 2007 period included significantly higher non-cash costs due primarily to impairment charges and bad debt reserves. The 2007 period includes positive changes in receivables and deferred revenues over the prior period and also includes net cash inflows related to mortgage loan sale settlements compared to net cash outflows in the comparable 2006 period.

Cash used in investing activities was higher in 2007 as compared to 2006 by a margin of $173.2 million due to:

     o    investing activities related to CMBS and CMBS funds;
     o a higher level of net investment in Affordable Housing property level partnerships for sponsored funds; and
     o    a lower level of mortgage revenue bond repayments.

These factors were offset in part by a lower level of mortgage revenue bond originations in the 2007 period as compared to 2006.

Cash provided by financing activities in the 2007 period were lower than in 2006 by $6.5 million. The 2007 period reflects a large amount of treasury share repurchases, continuing a program that we began in mid-2006, partly offset by a net increase in the level of borrowings.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------
Note 18 to the condensed consolidated financial statements contains a summary of our guarantees and off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of June 30, 2007, for guarantees we and our subsidiaries have entered into:

                                                 Maximum        Carrying
              (In thousands)                     Exposure        Amount
--------------------------------------------   ------------   ------------
Development deficit guarantees (1)             $     43,521   $        479
Operating deficit guarantees (1)                      7,567            140
ACC transition guarantees (1)                         3,245             --
Recapture guarantees (1)                            114,746            140
Replacement reserve (1)                               3,132             40
Guarantee of payment (1)                             19,620             --
LIHTC credit intermediation (2)                   1,194,955         33,145
Mortgage banking loss sharing agreements (3)        835,541         13,116
Centerline Financial Credit Default Swaps(4)         19,815          1,304
                                               ------------   ------------
                                               $  2,242,142   $     48,364
                                               ============   ============

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

(4) We see these transactions as opportunities to expand our Credit Risk Products business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

The maximum exposure amount is not indicative of our expected losses under the guarantees.

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of June 30, 2007, to make future payments under our debt agreements and other contractual obligations:

                                                                    Payments due by period
                                          ----------------------------------------------------------------------------
                                                           Less than                                       More than
            (In thousands)                   Total           1 year         1-3 years       3-5 years       5 years
---------------------------------------   ------------    ------------    ------------    ------------    ------------
Notes payable (1)(2)                      $    817,823    $    310,198    $    267,000    $      5,000    $    235,625
Notes payable of consolidated
   partnerships (3)                            368,732         142,101          67,864          20,667         138,100
Financing arrangements of consolidated
  partnerships (4)                             686,400              --           8,271         212,264         465,865
Notes payable of consolidated
  partnerships                                 101,500         101,500              --              --              --
Repurchase agreements of consolidated
  partnerships                                 422,631         422,631              --              --              --
Operating lease obligations                     74,853           8,837          16,827          14,574          34,615
Subleases                                       (7,382)         (1,273)         (2,526)         (2,622)           (961)

Unfunded investment commitments (5)            406,114         264,072         142,042              --              --

Financing arrangements (1)(2)                1,872,973       1,872,973              --              --              --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                     273,500              --              --              --         273,500
                                          ------------    ------------    ------------    ------------    ------------

   Total                                  $  5,017,144    $  3,121,039    $    499,478    $    249,883    $  1,146,744
                                          ============    ============    ============    ============    ============

(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the intent and believes it has the ability to renew, refinance or remarket the borrowings beyond their current due dates.

(2) Recourse debt represents principal amount only. The weighted average interest rate at period end, including the impact of our swaps, was 5.11%.

(3) Of the notes payable of consolidated partnerships, $215.7 million relate to equity subscriptions and are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $153.0 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(4) Excludes premiums and discounts of financing arrangements of consolidated partnerships.

(5) Of this amount, $390.1 million represents mortgage loan origination commitments with corresponding sale commitments.

As we are unable to project the timing of any payments related to our FIN 48 liability (see Notes 8 and 10), no such payments are included in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The assumptions related to the following discussion of market risk involve judgments regarding future economic market conditions, future corporate decisions and other interrelating factors, many of which are beyond our control and all of which are difficult or impossible to predict with precise accuracy. Although we believe that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate. Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as our representation that our objectives and plans would be achieved.

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

In contrast, payments required under our variable-rate securitization programs fluctuate with market interest rates based on the SIFMA index and are re-set weekly or every 35 days. In addition, we have variable-rate debt related to our credit and warehouse facilities, with rates based on LIBOR. Other long-term sources of capital, such as our preferred shares of our subsidiary and our 4.4% Convertible CRA preferred shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

Of the June 30, 2007 total amount of our liabilities labeled on our condensed consolidated balance sheet as Financing Arrangements and Notes Payable, $1.5 billion is variable rate debt and not hedged via interest rate swap agreements. We estimate that an increase of 1.0% in interest rates would decrease our annual pre-tax income by approximately $15.1 million.

Conversely, we have large escrow balances maintained by our Commercial Real Estate business and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore increase our pre-tax income by approximately $1.9 million.

We manage interest rate risk through the use of interest rate swaps, interest rate caps and forward bond origination commitments, as described in the notes to our condensed consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses to include those less susceptible to interest rate changes and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds and CMBS. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds and CMBS will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodologies used to estimate the portfolio fair value, a 1% increase in market rates would reduce the estimated fair value of our portfolio of mortgage revenue bonds and CMBS by approximately $145.6 million and a 1% decrease would result in an increase of approximately $162.7 million. Changes in the estimated fair value of the mortgage revenue bonds and CMBS do not impact our reported net income, net income per share, distributions or cash flows, but are reported as components of accumulated other comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Management's assessment does not include internal controls at Investors, as the business was acquired in August 2006. This exclusion is considered appropriate using guidance provided by the SEC in "Management's Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports". Management is currently documenting the key controls for the business processes and application that may have a material impact on financial reporting and will complete its assessment by third quarter of 2007.

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

(b)      INTERNAL CONTROL OVER FINANCIAL REPORTING
         The changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are as follows:

               o The loan servicing, investor reporting, and asset management functions of the agency portfolio (i.e., Fannie Mae, Freddie Mac, GNMA, and other investors) were transitioned to our Irving, Texas location along with a conversion of the servicing database to a new servicing system.
               o The Corporate Group revised the approval authority policy for debt investments, equity (including joint venture equity) investments and guarantees made by us and/or acquired through exercise of its rights under a prior investment, which was approved by the Board of Trustees.
               o The Treasury department of the Corporate Group was consolidated across all business segments.
               o The Human Resources department and its functions were transitioned to our New York corporate office from TRCLP.

         Management has reviewed these material changes and obtained documentation from the process owners in order to conclude that these changes do not have a significant material impact on our controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          Claims have been asserted against subsidiaries of the Company in two separate but interrelated lawsuits:

               o Silverwood Alliance Apartments, LLC, et al. v. Affordable Housing Partnership Alliance LLC, et al. (instituted in Pierce County Superior Court in the State of Washington in July 2005); and

               o Viewcrest Bremerton LLC v. Related Capital Housing Partnership I, L.P. - Series 3, et al. (instituted in Pierce County Superior Court in the State of Washington in June
                    2006).

          These lawsuits relate to two properties for which we have provided debt and equity financing, but are associated with the same developers. The lawsuits allege, among other things, (i) breach of fiduciary duty; (ii) breach of the implied covenant of good faith and fair dealing; (iii) intentional misrepresentation, fraud and deceit;
          (iv) negligent misrepresentation; and (v) tortious interference with contracts. One of the lawsuits claims unspecified damages while the other lawsuit alleges damages of at least $10.0 - 15.0 million. One suit (which alleges losses of at least $10 million) is currently scheduled to commence trial on June 30, 2008 and the other suit (with unspecified damages claimed) is currently scheduled for trial in May 2008. The parties have engaged in discovery and have entered into settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims.

          We are subject to routine litigation and administrative proceedings arising in the ordinary course of business. Management does not believe that such matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS.

          1. In addition to those risk factors disclosed in our filing on Form 10-K for the year ended December 31, 2006, we are now subject to the following additional risk as a result of proposed legislation.

               PROPOSED LEGISLATION MAY ADVERSELY AFFECT OUR TREATMENT AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES, WHICH MAY INCREASE OUR TAX LIABILITIES AND LOWER AFTER-TAX RETURNS TO SHAREHOLDERS.

                    Legislation was introduced in the United States Senate on June 14, 2007 (the "Proposed Senate Legislation") and in the United States House of Representatives on June 20, 2007 (the "Proposed House Legislation", and together with the Proposed Senate Legislation, the "Proposed Legislation") that, if enacted as proposed, would tax publicly traded partnerships that directly or indirectly derive income from investment adviser or asset management services as corporations.

                    Under the Proposed Legislation, the exception from corporate treatment for a publicly traded partnership would not apply to any partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from services provided by any person as an investment adviser, as defined in the Investment Advisers Act of 1940, or as a person associated with an investment adviser, as defined in that act. Further, the exception from corporate treatment would not apply to a partnership that, directly or indirectly, has any item of income or gain (including capital gains or dividends), the rights to which are derived from asset management services provided by an investment adviser, a person associated with an investment adviser, or any person related to either, in connection with the management of assets with respect to which investment adviser services were provided. For purposes of the Proposed Legislation, these determinations are made without regard to whether the person is required to register as an investment adviser under the Investment Advisers Act of 1940.

                    If the Proposed Senate Legislation were enacted in its present form, it would generally be applicable to taxable years of a partnership beginning on or after June 14, 2007. In the case of a partnership the interests in which on June 14, 2007 were either traded on an established securities market or readily tradeable on a secondary market (or the substantial equivalent thereof), or which, on or before June 14, 2007, filed a registration statement with the Securities and Exchange Commission under Section 6 of the Securities Act, which was required solely by reason of an initial public offering of interests in the partnership, the Proposed Senate Legislation would be applicable to taxable years of such partnership beginning on or after June 14, 2012. If the Proposed House Legislation were enacted in its present form, it would generally be applicable to taxable years of a partnership beginning on or after June 20, 2007, with no temporary transitional relief for certain partnerships.

                    If the Proposed Legislation or a similar legislation were to become law, it is possible that we or any of our subsidiaries (other than Centerline Capital Group and CMC, which are treated as corporations) could be treated as publicly traded partnerships or associations taxable as a corporation for federal income tax purposes. If we were treated as a corporation for federal income tax purposes in any taxable year, our income and deductions would be reported only on our tax return rather than being passed through to our shareholders, and we would be required to pay income tax at corporate rates on any portion of our income that did not constitute tax exempt income. In this regard, a portion of our tax exempt income would be included in determining our alternative minimum tax liability. The imposition of any such tax would reduce the amount of cash available to be distributed to our shareholders. In addition, distributions to our shareholders would be ordinary dividend income to such shareholders to the extent of our earnings and profits, which would include our tax exempt income as well as any other taxable income we might have. Payments of such distributions would not be deductible by us. If any of our subsidiaries (other than Centerline Capital Group and CMC, which are treated as corporations) were treated as a corporation for federal income tax purposes, rather than as a partnership or a disregarded entity, similar adverse consequences could result.

          2. The following sections of the risk factor titled "THE TAXABILITY OF OUR INCOME DEPENDS UPON THE APPLICATION OF TAX LAWS THAT COULD BE CHALLENGED" were included in our filing on Form 10-K for the year ended December 31, 2006, but are included here with clarifications as to the legal review of our mortgage revenue bonds:

               "Substantial User Limitation"

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

                    Greenberg Traurig has reviewed most of the mortgage revenue bonds we own, the ownership of the obligors of our mortgage revenue bonds and the ownership of our shares and our subsidiaries' shares, and concurs in the conclusion that we are not "substantial users" of the properties financed with the proceeds of the mortgage revenue bonds reviewed by Greenberg Traurig, or related parties thereto. There can be no assurance, however, that the IRS would not challenge such conclusion. If such challenge were successful, the interest received on any bond for which we were treated as a "substantial user" or a "related party" thereto would be includable in federally taxable gross income.

                    SECURITIZATION PROGRAMS AND REVENUE PROCEDURE 2003-84

                    Many of the senior interests in securitization programs used by us are held by tax-exempt money-market funds. For various reasons, money market funds will only acquire and hold interests in securitization programs that comply with Revenue Procedure 2003-84, which provides for exemption from Schedule K-1 reporting requirements for certain partnerships. Counsel for the securitization programs we currently use has advised us that the partnerships in those securitization programs currently meet the requirements of Revenue Procedure 2003-84.

                    These partnerships intend to continue to meet those requirements, which include an income test and an expense test, on an ongoing basis. There can be no assurance, however, that unforeseen circumstances might cause one or more of the securitization partnerships to fail either the income test or the expense test, which would cause these securitization partnerships to have to comply with all of the requirements of subchapter K of the Code. In the event one or more of the securitization partnerships was forced to comply with the provisions of subchapter K of the Code, it is likely that all of the tax-exempt money market funds that hold the senior interests in those securitizations would tender their positions. This would require the remarketing agent to locate new purchasers, which were not tax-exempt money market funds, for those tendered senior interests. This would probably result in an increase in the distributions to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the securitizations, which are owned by us through our subsidiaries

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Securities purchased by us
          --------------------------

          The following table presents information related to our repurchases of our equity securities during the second quarter of 2007 and other information related to our repurchase program:

                         Purchases of Equity Securities

                         (a)             (b)              (c)                    (d)

                                                     Total number
                                                      of shares
                        Total         Weighted    purchased as part       Maximum number
                      number of        average       of publicly       of shares that may yet
                        shares       price paid    announced plans     be purchased under the
        Period      purchased (1)     per share      or programs        plans or programs (2)
----------------    -------------    ----------   -----------------    ----------------------
April 1-30, 2007         280,553     $    18.75             276,569
May 1-31, 2007           471,635          18.47             468,869
June 1-30, 2007          658,310          19.09             657,397
                    -------------    ----------   -----------------

Total                  1,410,498     $    18.82           1,402,835                   325,712
                    =============    ==========   =================    ======================

(1) 7,663 share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

(2) In April 2005, our Board of Trustees authorized 1.5 million shares for our share repurchase program. In April 2007, our Board of Trustees authorized an additional 1.5 million shares under this program.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          We held our annual meeting of shareholders on June 13, 2007. Jeff T. Blau, Robert A. Meister, and Robert J. Dolan were elected as trustees for three-year terms expiring in 2010. Continuing to serve their current terms are the following trustees: Leonard W. Cotton, Robert L. Loverd, Nathan Gantcher, Jerome Y. Halperin, Janice Cook Roberts, Stephen M. Ross, Marc D. Schnitzer and Thomas W. White. The three individuals elected, and the number of votes cast for and abstaining, with respect to each of them, were as follows (no votes were cast "against"):

                                                     For       Abstain/Withheld
                                                  ----------   ----------------

               Jeff T. Blau
                 Common Shares                    43,899,774      3,672,052
                 Restricted Common Shares          1,833,287          9,228
                 Special Preferred Voting Shares  13,135,861             --

               Robert A. Meister
                 Common Shares                    45,605,596      1,966,230
                 Restricted Common Shares          1,833,287          9,228
                 Special Preferred Voting Shares  13,135,861             --

               Robert J. Dolan
                 Common Shares                    45,576,608      1,995,218
                 Restricted Common Shares          1,833,287          9,228
                 Special Preferred Voting Shares  13,135,861             --

          At the same meeting, shareholders approved our 2007 Incentive Share Plan, which replaced our existing Amended and Restated Incentive Share Plan, and ratified Deloitte & Touche LLP as our independent registered public accounting firm. Votes cast were as follows:

                                                                                                Broker
                                               For       Abstain/Withheld        Against       Non-votes
                                            ----------   ----------------    -------------    ----------
Adoption of the 2007 Incentive Share Plan
  Common Shares                             18,128,555          1,299,015        5,795,379    22,348,877
  Restricted Common Shares                   1,833,287                 --            9,228            --
  Special Preferred Voting Shares           13,135,861                 --               --            --

                                               For       Abstain/Withheld        Against
                                            ----------   ----------------    -------------
Ratification of Deloitte & Touche
  Common Shares                             46,053,436          1,021,943          496,447
  Restricted Common Shares                   1,814,916              7,363           20,236
  Special Preferred Voting Shares           13,089,301             46,560               --


ITEM 5.   OTHER INFORMATION. None

ITEM 6.   EXHIBITS.

          31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          *    Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CENTERLINE HOLDING COMPANY
                                  (Registrant)



Date:  August 9, 2007              By: /s/ Marc D. Schnitzer
                                       ---------------------
                                       Marc D. Schnitzer
                                       Managing Trustee, Chief Executive Officer
                                       and President
                                       (Principal Executive Officer)



Date:  August 9, 2007              By: /s/ Robert L. Levy
                                       ------------------
                                       Robert L. Levy
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

                                                                    Exhibit 31.1



      CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Marc D. Schnitzer, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2007 of Centerline Holding Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of trustees (or persons performing the equivalent functions):

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


         Date:  August 9, 2007                By:  /s/ Marc D. Schnitzer
                                                   ---------------------
                                                   Marc D. Schnitzer
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                                    Exhibit 31.2



      CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002



I, Robert L. Levy, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2007 of Centerline Holding Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of trustees (or persons performing the equivalent functions):

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


         Date:  August 9, 2007              By: /s/ Robert L. Levy
                                                ------------------
                                                Robert L. Levy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                                                    Exhibit 32.1



        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
         CENTERLINE HOLDING COMPANY FOR THE QUARTER ENDED JUNE 30, 2007


In connection with the Quarterly Report on Form 10-Q of Centerline Holding Company for the quarterly period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Marc D. Schnitzer, as Chief Executive Officer of our Company, and Robert L. Levy, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


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





By:  /s/ Marc D. Schnitzer                 By:  /s/ Robert L. Levy
     ---------------------                      ------------------
     Marc D. Schnitzer                          Robert L. Levy
     Chief Executive Officer                    Chief Financial Officer
     (Principal Executive Officer)              (Principal Financial Officer and
     August 9, 2007                              Principal Accounting Officer)
                                                August 9, 2007