Form 10-Q
period 2007-09-30
CENTERLINE HOLDING CO
filed 2007-11-09
CIK 1043325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


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


As of October 31, 2007, 50,276,852 of the registrant's shares of beneficial interest were outstanding.

                                TABLE OF CONTENTS

                           CENTERLINE HOLDING COMPANY

                                    FORM 10-Q




                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                                3
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              34
Item 3.    Quantitative and Qualitative Disclosures about Market Risk         62
Item 4.    Controls and Procedures                                            63


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  64
Item 1A.   Risk Factors                                                       64
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        66
Item 3.    Defaults Upon Senior Securities                                    66
Item 4.    Submission of Matters to a Vote of Security Holders                66
Item 5.    Other Information                                                  66
Item 6.    Exhibits                                                           66


SIGNATURES                                                                    67

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           CENTERLINE HOLDING COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       September 30,   December 31,
                                                                           2007            2006
                                                                       ------------    ------------
                                                                       (Unaudited)
                                     ASSETS

Cash and cash equivalents                                              $    128,545    $    178,907
Restricted cash                                                              24,662          14,843
Mortgage revenue bonds-at fair value (Note 2)                             2,578,107       2,397,738
Other investments (Note 3)                                                  308,184         335,854
Investments in and loans to affiliates (Note 17)                             59,819          65,849
Goodwill and intangible assets, net (Note 4)                                517,013         541,050
Deferred costs and other assets, net (Note 5)                               146,912         149,589
Investments held by consolidated partnerships (Note 15)                   6,206,902       4,965,907
Other assets of consolidated partnerships (Note 15)                       1,111,827       1,038,779
                                                                       ------------    ------------

Total assets                                                           $ 11,081,971    $  9,688,516
                                                                       ============    ============

                             LIABILITIES AND EQUITY

Liabilities:
  Financing arrangements (Note 6)                                      $  1,900,820    $  1,801,170
  Notes payable (Note 6)                                                    640,948         591,165
  Preferred shares of subsidiary (subject to mandatory repurchase)          273,500         273,500
  Accounts payable, accrued expenses and other liabilities (Note 8)         236,090         214,344
  Liabilities of consolidated partnerships (Note 15)                      3,164,227       2,700,154
                                                                       ------------    ------------

Total liabilities                                                         6,215,585       5,580,333
                                                                       ------------    ------------

Minority interests in subsidiaries, net of tax (Note 9)                     220,196         247,390
Preferred shares of subsidiary (not subject to mandatory repurchase)        104,000         104,000
Limited partners' interests in consolidated partnerships                  3,705,564       2,806,661

Commitments and contingencies (Note 18)

Shareholders' equity:
  Beneficial owners' equity:
    4.4% Convertible CRA preferred shares; no par value;
      2,160 shares issued and outstanding in 2007 and 2006                  104,498         104,498
    Convertible CRA shares; no par value; 6,552 shares issued
      and outstanding in 2007 and 2006                                       88,936          97,499
    Special preferred voting shares; no par value; 14,693
      shares issued and outstanding in 2007 and 14,825 shares
      issued and outstanding in 2006                                            147             148
    Common shares; no par value; 160,000 shares authorized;
      53,590 issued and 50,291 outstanding in 2007 and 52,746
      issued and 51,343 outstanding in 2006                                 660,191         709,142
    Treasury shares of beneficial interest - common, at cost;
      3,300 shares in 2007 and 1,403 shares in 2006                         (63,276)        (28,018)
  Accumulated other comprehensive income                                     46,130          66,863
                                                                       ------------    ------------
Total shareholders' equity                                                  836,626         950,132
                                                                       ------------    ------------

Total liabilities and equity                                           $ 11,081,971    $  9,688,516
                                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                           CENTERLINE HOLDING COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                           2007           2006           2007          2006
                                                       -----------    -----------    -----------    -----------
Revenues:
  Mortgage revenue bond interest income                $    36,346    $    39,370    $   111,977    $   114,802
  Other interest income                                     18,693          7,474         45,922         20,001
  Fee income                                                24,033         30,763         58,614         68,138
  Other revenues                                             3,987          5,604         12,136         13,721
  Revenues of consolidated partnerships (Note 15)           75,292         24,737        181,931         42,348
                                                       -----------    -----------    -----------    -----------

  Total revenues                                           158,351        107,948        410,580        259,010
                                                       -----------    -----------    -----------    -----------

Expenses:
  Interest expense                                          41,980         25,649         99,723         67,242
  Interest expense of consolidated partnerships
   (Note 15)                                                25,772         13,381         72,086         25,938
  Interest expense - distributions to preferred
   shareholders of subsidiary                                4,724          4,724         14,173         14,173
  General and administrative (Note 12)                      44,292         43,679        144,656        116,105
  Depreciation and amortization                             12,041         10,832         34,133         33,961
  Write-off of intangible assets                                --          2,547             --          2,547
  Impairment of mortgage revenue bonds and other
   assets (Note 2)                                             548            394         19,933          2,665
  Other expenses of consolidated partnerships
   (Note 15)                                                26,606         18,519         79,568         50,058
                                                       -----------    -----------    -----------    -----------

  Total expenses                                           155,963        119,725        464,272        312,689
                                                       -----------    -----------    -----------    -----------

Gain (loss) before other income                              2,388        (11,777)       (53,692)       (53,679)

Other income (loss):
  Equity and other income (loss)                               327         (3,777)           (77)           589
  Repayment of mortgage revenue bonds and sales of
   other assets                                              3,408          8,289          6,996         16,257
  Investments held by consolidated partnerships, net
   (Note 15)                                               (72,182)       (68,996)      (212,493)      (209,075)
                                                       -----------    -----------    -----------    -----------

Loss before allocations                                    (66,059)       (76,261)      (259,266)      (245,908)

(Income)/Loss Allocations:
  Preferred shares of subsidiary                            (1,556)        (1,556)        (4,669)        (4,669)
  Minority interests in subsidiaries, net of tax
   (Note 9)                                                 (5,307)        (5,771)          (898)       (13,301)
  Partners of consolidated partnerships, net
   (Note 15)                                                82,003        105,392        260,890        301,263
                                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes                            9,081         21,804         (3,943)        37,385
Income tax benefit (provision)                               1,561         (7,233)         4,820         (3,909)
                                                       -----------    -----------    -----------    -----------

Net income                                                  10,642         14,571            877         33,476

4.4% CRA Preferred dividend requirements                    (1,188)        (1,188)        (3,564)        (3,564)
                                                       -----------    -----------    -----------    -----------

Net income (loss) available to Common/CRA
  shareholders                                         $     9,454    $    13,383    $    (2,687)   $    29,912
                                                       ===========    ===========    ===========    ===========

Net income (loss) per share (Note 13):
  Basic and diluted                                    $      0.17    $      0.23    $     (0.05)   $      0.51
                                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding:
  Basic                                                     56,582         58,015         57,248         58,409
                                                       ===========    ===========    ===========    ===========
  Diluted                                                   57,263         58,396         57,248         58,830
                                                       ===========    ===========    ===========    ===========

Dividends declared per share                           $      0.42    $      0.42    $      1.26    $      1.26
                                                       ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                           CENTERLINE HOLDING COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2007          2006
                                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $      877    $   33,476
  Reconciling items:
    Gain on repayment of mortgage revenue bonds and sale of other assets, net         (972)       (1,879)
    Impairment of mortgage revenue bonds and other assets                           19,933         2,665
    Depreciation and amortization                                                   34,133        33,961
    Write-off of intangible assets                                                      --         2,547
    Equity in unconsolidated entities                                                   77          (589)
    Distributions received from equity investees                                        41         4,469
    Income allocated to preferred shares of subsidiary                               4,669         4,669
    Income allocated to minority interests in subsidiaries                             898        13,301
    Non-cash compensation expense                                                   22,758        12,583
    Other non-cash income                                                           (3,580)       (1,368)
    Deferred taxes                                                                   1,188         3,153
    Reserves for bad debt                                                            5,468         1,468
    Changes in operating assets and liabilities, net of acquisitions:
      Mortgage servicing rights                                                     (5,054)       (7,046)
      Mortgage loans held for sale                                                  58,554        94,668
      Loan to affiliate                                                            (24,300)           --
      Deferred revenues                                                              8,735        16,645
      Restructuring costs payable                                                   (1,042)        1,182
      Receivables                                                                   65,287       (43,784)
      Other assets                                                                    (295)       (5,442)
      Accounts payable, accrued expenses and other liabilities                      11,014        33,108
                                                                                ----------    ----------
Net cash flow from operating activities                                         $  198,389    $  197,787
                                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition and funding of mortgage revenue bonds                             $ (173,233)   $ (298,285)
  Repayments of mortgage revenue bonds                                              26,220        82,091
  Acquisition of mortgage loans held for investment                               (164,130)       (1,986)
  Repayments of mortgage loans held for investment                                 173,282        48,732
  Acquisitions of subsidiaries, net of cash acquired                                    --      (262,800)
  Advances to partnerships                                                        (154,525)     (119,350)
  Collection of advances to partnerships                                           129,163       126,781
  Deferred investment acquisition costs                                             (1,154)       (5,334)
  (Increase) decrease in restricted cash                                            (9,819)       19,881
  Investments in marketable securities                                             (30,000)      (23,428)
  Acquisition of AMAC common and preferred stock                                   (11,564)           --
  Return of capital from equity investee                                                --        11,667
  Other investing activities                                                        (3,090)         (789)
  Equity investments                                                               (33,099)      (23,103)
                                                                                ----------    ----------
Net cash flow from investing activities                                         $ (251,949)   $ (445,923)
                                                                                ----------    ----------

                                   (CONTINUED)

     See accompanying notes to condensed consolidated financial statements.

                   CENTERLINE HOLDING COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         --------------------------
                                                                             2007           2006
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to shareholders                                          $   (78,797)   $   (77,822)
  Distributions to preferred shareholders of subsidiary                       (4,669)        (4,669)
  Distributions to minority interests in consolidated subsidiaries           (29,315)       (26,681)
  Proceeds from financing arrangements                                       179,278      1,243,413
  Repayments of financing arrangements                                       (79,628)      (974,989)
  Increase in notes payable                                                   49,783         93,982
  Minority interest contribution                                               3,225          3,300
  Retirement of minority interests and special preferred voting shares        (2,803)          (723)
  Treasury stock purchases                                                   (33,345)       (17,822)
  Deferred financing costs                                                      (531)        (8,908)
                                                                         -----------    -----------

Net cash flow from financing activities                                        3,198        229,081
                                                                         -----------    -----------

                                                                             (50,362)       (19,055)
Net decrease in cash and cash equivalents
Cash and cash equivalents at the beginning of the year                       178,907        161,295
                                                                         -----------    -----------

Cash and cash equivalents at the end of the period                       $   128,545    $   142,240
                                                                         ===========    ===========


Acquisition activity:
  Conversion of existing investments                                                    $    13,997
  Non-cash minority interests issued                                                          4,859
  Assets acquired                                                                          (345,047)
  Liabilities assumed                                                                        63,391
                                                                                        -----------
Net cash paid for acquisitions                                                          $  (262,800)
                                                                                        ===========

Non-cash investing and financing activities:
  Share grants issued                                                    $    16,106    $    39,150
  Treasury stock purchases via employee withholding                      $     1,917    $       436
  Conversion of minority interests to common shares                      $        --    $     1,954
  Cancellation of acquisition-related minority interests                 $        --    $    (2,497)

     See accompanying notes to condensed consolidated financial statements.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL

A. PRINCIPLES OF CONSOLIDATION

Centerline Holding Company, formerly known as CharterMac, is, through its subsidiaries, a full service investing and finance company with a core focus on real estate. The condensed consolidated financial statements include the accounts of Centerline Holding Company, its wholly owned and majority owned subsidiary statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to the adoption of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, "the Company", "we", "our", "us" and "Centerline", as used throughout this document, refers to Centerline Holding Company and its consolidated subsidiaries. For certain of the entities identified throughout this document as "consolidated partnerships", the financial information included is as of and for the periods ended June 30, 2007, the latest practical date available (see Note
15).

B. ORGANIZATION

Effective January 1, 2007, we began reporting our segment results under a reorganized structure including five business segments:

     1. Affordable Housing brings together the users and providers of debt and equity capital to the affordable multifamily rental housing industry, and includes:

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

     2. Commercial Real Estate provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties, and includes:

          o High Yield CMBS Fund Management - through our subsidiaries, we co-invest in and manage funds that invest in high yield commercial mortgage-backed securities ("CMBS") investments;
          o Direct Loan Fund Management - through our subsidiaries, we co-invest in and manage a fund that primarily invests in real estate finance products, including first mortgage loans, subordinated notes, bridge loans and mezzanine loans;
          o Management of American Mortgage Acceptance Company ("AMAC") - AMAC is a publicly-traded real estate investment trust we manage through a subsidiary (see Note 17). It invests in similar real estate products as the Direct Loan Fund mentioned above as well as CMBS, collateralized debt obligation ("CDO") securities and government insured mortgage securities;
          o Real Estate Equity Fund Management - through a subsidiary, we co-invest in and manage a fund that invests in real estate equity joint ventures; and
          o Debt Product Origination - through our subsidiaries, we originate and underwrite debt products for the funds we manage as well as third parties, including:

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

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


          Through this segment, we may also invest in other entities and hold investments similar to those in the funds we manage. Such investments included our pre-acquisition preferred and common investments in Centerline Investors I LLC ("Investors"), formerly ARCap Investors, L.L.C., and other loans to or investments in entities associated with Commercial Real Estate, including AMAC.

     3. Asset Management comprises activities for monitoring and managing the Affordable Housing and Commercial Real Estate assets we own, for funds we manage, and for third parties. This segment includes:

          o Loan Servicing - through our subsidiaries, we provide primary and special loan servicing for third parties and special servicing on investments in which we, AMAC, or the funds we manage, invest; and
          o Asset management services for investments in which we, AMAC or the funds we manage, invest.

     4. Credit Risk Products provides credit intermediation, through our subsidiaries, primarily for the mortgage revenue bond securitizations in the Affordable Housing segment. Through this segment we also plan to invest in collateralized loan obligation ("CLO") securities secured by corporate debt instruments.

     5. Consolidated Partnerships primarily include the LIHTC equity, high yield CMBS and direct loan investing funds we manage through the Affordable Housing and Commercial Real Estate segments and property partnerships which we are required to consolidate in accordance with various accounting pronouncements.

     In addition to these five segments, our Corporate group includes our central administrative, financing and acquisition related costs, assets and liabilities.

     In prior years, we had operated in different business segments and we have reclassified the prior year segment results to reflect comparability with the current structure.

C. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States ("GAAP") for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. Given that some of our businesses have a higher volume of transactions in the second and fourth quarterly periods, the operating results for the interim periods may not be indicative of the results for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006, which contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2006. New accounting pronouncements pending adoption that may have a significant impact on our condensed consolidated financial statements are described below.

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

D. NEW ACCOUNTING PRONOUNCEMENTS

Adopted
-------

As of January 1, 2007, we adopted Statement of Financial Accounting Standards ("SFAS") No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL Assets ("SFAS No. 156"). SFAS No. 156 stipulates the accounting for mortgage servicing rights ("MSRs") and requires that they be recorded initially at fair value. SFAS No. 156 also permits, but does not require, that we may subsequently record those MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We elected to continue amortization of our MSRs and, therefore, there was no impact on our condensed consolidated financial statements.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


As of January 1, 2007, we adopted FIN No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). FIN 48 sets a standard for recognizing tax benefits in a company's income statement based on a determination whether it is more likely than not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, FIN 48 also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged (see Note 10 regarding the impact of adoption).

Issued
------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The provisions of this statement are effective for us on January 1, 2008. We are currently evaluating the impact the adoption of this Statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The provisions of this statement are effective for us on January 1, 2008. We do not plan to adopt the provisions of this statement.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, CLARIFICATION OF THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE INVESTMENT COMPANIES AND ACCOUNTING FOR PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide INVESTMENT COMPANIES (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry investments at fair value, with changes in fair value included in earnings. The provisions of this SOP were to become effective for us on January 1, 2008. In October 2007, the FASB proposed an indefinite delay of this standard. We continue to assess the impact the adoption of this SOP would have on our consolidated financial statements.


NOTE 2 - MORTGAGE REVENUE BONDS - AT FAIR VALUE

A. SUMMARY

The table presented below summarizes our mortgage revenue bond portfolio:

                                      September 30,    December 31,
          (IN THOUSANDS)                  2007             2006
          -------------------------   ------------    ------------
          Amortized cost basis        $  2,852,122    $  2,727,372
          Gross unrealized gains           135,825         101,364
          Gross unrealized losses          (14,204)        (33,670)
                                      ------------    ------------
          Subtotal/fair value            2,973,743       2,795,066
             Less: eliminations (1)       (395,636)       (397,328)
                                      ------------    ------------
          Total fair value            $  2,578,107    $  2,397,738
                                      ============    ============

(1) Bonds recorded as either liabilities on the balance sheets of certain consolidated partnerships or as liabilities of real estate owned and therefore eliminated in consolidation.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

                          Less than       12 Months
(DOLLARS IN THOUSANDS)    12 Months        or More          Total
---------------------   -------------   -------------   -------------
September 30, 2007

Number of bonds                    51              52             103
Fair value              $     352,788   $     443,150   $     795,938
Gross unrealized loss   $       5,507   $       8,697   $      14,204


December 31, 2006

Number of bonds                    76              60             136
Fair value              $     502,758   $     356,543   $     859,301
Gross unrealized loss   $      22,355   $      11,315   $      33,670


We measure fair value for mortgage revenue bonds based upon expected future cash flows discounted at rates that approximate current market conditions; therefore, as rates rise the fair value of our portfolio decreases. Principally because we have the intent and ability to hold these bonds to recovery, we have concluded that these declines in value are temporary.

The table below summarizes the maturity dates of mortgage revenue bonds we held as of September 30, 2007:

                                                                                      Weighted
                                   Number of       Outstanding                         Average
(DOLLARS IN THOUSANDS)               Bonds         Bond Amount      Fair Value      Interest Rate
------------------------------   -------------    -------------    -------------    -------------
Due in less than one year                    3    $      15,174    $      16,351             5.95%
Due between one and five years              38           76,382           76,277             5.71%
Due after five years                       349        2,784,070        2,881,115             6.59%
                                 -------------    -------------    -------------    -------------
Total / weighted average                   390        2,875,626        2,973,743             6.56%
                                                                                    =============
  Less: eliminations (1)                   (44)        (395,160)        (395,636)
                                 -------------    -------------    -------------

  Total                                    346    $   2,480,466    $   2,578,107
                                 =============    =============    =============

(1) Bonds are recorded either as liabilities on the balance sheets of certain consolidated partnerships or as liabilities of real estate owned and therefore eliminated in consolidation.


B. PORTFOLIO ACTIVITY

The table presented below summarizes our portfolio acquisition activity for the nine months ended September 30, 2007:

                                                                       Weighted        Weighted
                                                                        Average         Average
                                       Number of        Face         Construction       Permanent
(DOLLARS IN THOUSANDS)                Bonds (1)      Amount (2)     Interest Rate    Interest Rate
---------------------------------   -------------   -------------    -------------    -------------
Construction/rehabilitation
  properties                                   17   $     148,812             5.81%            5.76%
Lease up properties                             2          20,880             6.40%            6.40%
Additional funding of existing
  bonds                                        --           3,541             5.60%            5.60%
                                    -------------   -------------    -------------    -------------

  Total                                        19   $     173,233             5.87%            5.83%
                                    =============   =============    =============    =============

(1) Number of additional funding of existing bonds disregarded as not additive to total number of bonds in the portfolio.
(2)  Principal amount at issuance.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The table presented below summarizes mortgage revenue bonds repaid in full during the nine months ended September 30, 2007:

                                      Number of        Carrying                         Realized
(DOLLARS IN THOUSANDS)                  Bonds           Amount          Proceeds       Gain/(Loss)
---------------------------------   -------------   -------------    -------------    -------------

Non-participating, stabilized                   1   $       7,798    $       8,099    $         301
Non-participating, not stabilized               3           2,627            2,622               (5)
                                    -------------   -------------    -------------    -------------

  Total                                         4   $      10,425    $      10,721    $         296
                                    =============   =============    =============    =============


The proceeds detailed above do not include normal amortization payments of $15.5 million.

C. SECURITIZED OR PLEDGED ASSETS

At September 30, 2007, 281 mortgage revenue bonds with an aggregate fair value of $2.4 billion were securitized or pledged as collateral in relation to financing arrangements. Of these, 44 bonds with a fair value of $395.6 million are eliminated in consolidation.

D. IMPAIRMENT

During 2007, we recognized $19.9 million of mortgage revenue bond impairment charges, of which $0.5 million was recognized in the third quarter of 2007. Of this amount, $13.7 million, recognized in the first quarter of 2007, is related to the change in our strategy in recovering investments associated with troubled developers (see discussion under PRS/CRG/ERC in Note 18). The change in strategy involved a change in the length of time we plan to hold the investments or the amount of funding we will provide to support the underlying property. As such, the estimated level and timing of cash flows used to value the properties reduced the estimated fair values of the associated mortgage revenue bonds.

The other impairments resulted from substandard performance at the underlying properties. For one property, there is a full interest forbearance in place and re-issuance of the bond is expected to occur later in the year.


NOTE 3 - OTHER INVESTMENTS

Investments other than mortgage revenue bonds consisted of:

                                           September 30,    December 31,
(IN THOUSANDS)                                  2007            2006
----------------------------------------   -------------   -------------
Equity method
-------------
  Equity interests in LIHTC properties     $      56,126   $      40,546
Available-for-sale
------------------
  Resecuritization certificates                   87,360         102,357
  Marketable securities                           32,499           1,465
Other
-----
  Mortgage loans held for sale                    63,905         122,459
  Mortgage loans held for investment              40,193          46,477
  Construction loans to LIHTC properties          21,399          12,946
  Miscellaneous investments                        6,702           9,604
                                           -------------   -------------

    Total other investments                $     308,184   $     335,854
                                           =============   =============


A. EQUITY INTERESTS IN LIHTC PROPERTIES

Through a subsidiary, we acquire equity interests in entities that own LIHTC properties on a short-term basis for inclusion in future Affordable Housing investment fund offerings. We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


B. RESECURITIZATION CERTIFICATES

Resecuritization certificates pertain to our retained investments in trusts that hold CMBS investments sponsored directly, or indirectly through other funds, of Investors. The resecuritization certificates (not including certificates held at the fund level detailed in Note 15) were comprised of the following as of September 30, 2007:

                              Face         Accreted       Unrealized      Unrealized          Fair        Percentage of
(DOLLARS IN THOUSANDS)       Amount          Cost            Gain            Loss             Value        Fair Value
----------------------   -------------   -------------   -------------   -------------    -------------   -------------
Security rating:
  AAA interest only       $         --   $      13,663   $       2,218    $         --    $      15,881            18.2%
  AAA                           26,150          14,188           9,574              --           23,762            27.2
  BBB+                          12,536           5,233           2,860              --            8,093             9.3
  BBB                            9,402           3,567           1,976              --            5,543             6.3
  BBB-                           9,402           2,549           2,716              --            5,265             6.0
  BB+                           24,454           7,809           4,071          (1,311)          10,569            12.1
  BB                             8,501           1,907           1,459            (279)           3,087             3.5
  BB-                           11,635           1,923           2,022            (227)           3,718             4.3
  B+                            13,273           2,158             682            (476)           2,364             2.7
  B                             11,486           1,055             726             (81)           1,700             1.9
  B-                            11,635             879             731             (42)           1,568             1.8
  Non-rated                    131,397           2,624           2,613              --            5,237             6.0
  Non-rated interest
  only                              --             408             165              --              573             0.7
                         -------------   -------------   -------------   -------------    -------------   -------------

  Total                  $     269,871   $      57,963   $      31,813   $      (2,416)   $      87,360           100.0%
                         =============   =============   =============   =============    =============   =============


At September 30, 2007, the AAA interest only certificate had a notional amount of $539.5 million and the non-rated interest only certificates had a combined notional amount of $197.4 million.

C. MARKETABLE SECURITIES

Marketable securities at September 30, 2007, primarily represents a Fannie Mae discounted note accounted for under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, that matured in October 2007 and was repaid at par.

D. MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale include originated loans typically sold to government sponsored entities, such as Fannie Mae, Freddie Mac and GNMA within three months of origination.

E. CONSTRUCTION LOANS TO LIHTC PROPERTIES

Through a subsidiary, we issue construction loans to LIHTC properties on a short-term basis until the properties are included in future Affordable Housing investment fund offerings. These loans are guaranteed by the developers of the LIHTC properties.


NOTE 4 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net are presented in the table below:

                                 September 30,    December 31,
(IN THOUSANDS)                        2007            2006
------------------------------   -------------   -------------
Goodwill                         $     344,550   $     345,806
Other intangible assets, net           114,562         126,459
Mortgage servicing rights, net          57,901          68,785
                                 -------------   -------------

  Total                          $     517,013   $     541,050
                                 =============   =============

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


A. GOODWILL

The table provided below summarizes information regarding goodwill, which we include in our Corporate group:

          (IN THOUSANDS)                      Total
          -----------------------------   -------------
          Balance at December 31, 2006    $     345,806
          Additions                                 432
          Reductions                             (1,688)
                                          -------------

          Balance at September 30, 2007   $     344,550
                                          =============


The goodwill addition was due to adoption of FIN 48 (see Note 10) and a reserve for an uncertain tax position that existed at Investors at acquisition.

Reductions to goodwill pertain primarily to the redemption of SCUs (see Note 9). The deferred tax impact of such redemption effectively reduces the purchase price of the subsidiary of which they were issued to finance. Other reductions relate to the final allocations of our purchase price of Investors.

B. OTHER INTANGIBLE ASSETS, NET

The components of other intangible assets, net are summarized in the table below:

                             Estimated
                              Useful
                               Life                   Gross                     Accumulated
(DOLLARS IN THOUSANDS)      (in Years)            Carrying Amount               Amortization                       Net
-------------------------   ------------   ---------------------------   ---------------------------   ---------------------------
                                           September 30,  December 31,   September 30,  December 31,   September 30,  December 31,
                                               2007           2006           2007           2006           2007           2006
                                           ------------   ------------   ------------   ------------   ------------   ------------
Amortized intangible
  assets:
  Transactional
   relationships                    16.7   $    103,000   $    103,000   $     31,911   $     25,590   $     71,089   $     77,410
  Partnership service
   contracts                         9.4         47,300         47,300         20,396         16,604         26,904         30,696
  General partner
   interests                         8.5          6,016          6,016          2,318          1,774          3,698          4,242
  Joint venture developer
   relationships                     5.0          4,800          4,800          3,635          2,915          1,165          1,885
  Mortgage banking broker
   relationships                     5.0          1,080          1,080            558            396            522            684
  Other identified
   intangibles (1)                   9.3          1,319          4,427            908          3,658            411            769
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Weighted average
  life/subtotal                     13.8        163,515        166,623         59,726         50,937        103,789        115,686
                            ============

Unamortized intangible
  assets:
  Mortgage banking
   licenses and approvals
   with no expiration                            10,773         10,773             --             --         10,773         10,773
                                           ------------   ------------   ------------   ------------   ------------   ------------

Total other intangible
  assets, net                              $    174,288   $    177,396   $     59,726   $     50,937   $    114,562   $    126,459
                                           ============   ============   ============   ============   ============   ============

                                                                              Three Months Ended             Nine Months Ended
(IN THOUSANDS)                                                                   September 30,                 September 30,
---------------------------                                              ---------------------------   ---------------------------
                                                                             2007           2006           2007           2006
                                                                         ------------   ------------   ------------   ------------
Amortization expense (1)                                                 $      3,889   $      3,769   $     11,819   $     11,746
                                                                         ============   ============   ============   ============

(1) Other identified intangibles pertain to the acquisition of mortgage revenue bond investments, for which the amortization ($0.5 million per year) reduces mortgage revenue bond interest income.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - DEFERRED COSTS AND OTHER ASSETS, NET

The components of deferred costs and other assets, net are presented in the table below:

                                                      September 30,    December 31,
(IN THOUSANDS)                                            2007             2006
--------------------------------------------------    -------------    -------------
Deferred financing and other costs                    $      32,604    $      32,472
Less: Accumulated amortization                               (7,256)          (6,718)
                                                      -------------    -------------

Net deferred costs                                           25,348           25,754

Real estate owned, net of accumulated depreciation
   of $1.9 million in 2007 and $1.3 million in 2006          41,887           41,743
Interest receivable                                          19,910           24,926
Fees receivable, net of reserves                             14,365           19,456
Deposits receivable                                          17,522           18,863
Furniture, fixtures and leasehold improvements, net           8,522            8,502
Income taxes receivable                                      10,840              714
Interest rate swaps at fair value                               506            2,236
Other                                                         8,012            7,395
                                                      -------------    -------------

  Total                                               $     146,912    $     149,589
                                                      =============    =============


NOTE 6 - FINANCING ARRANGEMENTS AND NOTES PAYABLE

The components of financing arrangements and notes payable are presented in the table below:

                                                      September 30,    December 31,
(IN THOUSANDS)                                            2007             2006
--------------------------------------------------    -------------    -------------
P-FLOATs/RITES                                        $     580,155    $     403,381
Floats/Residuals (formerly known as TIC/TOC)                869,740          944,799
Fixed-Rate Securitization                                   450,925          452,990
                                                      -------------    -------------
  Total Financing Arrangements                            1,900,820        1,801,170
                                                      -------------    -------------

Term Loan                                                   247,500          249,375
Revolving Credit Facility                                   269,000          177,500
CMC Warehouse Line                                           63,905          122,459
Commercial Real Estate Repurchase Lines                      60,310           41,598
Other                                                           233              233
                                                      -------------    -------------
  Total Notes Payable                                       640,948          591,165
                                                      -------------    -------------

  Total                                               $   2,541,768    $   2,392,335
                                                      =============    =============


Fluctuations in our borrowing levels correspond to the level of investment activity in a given period.

A. TERM LOAN AND REVOLVING CREDIT FACILITY

In June 2007, we exercised an accordion option in our revolving credit facility to increase the borrowing capacity from $250.0 million to $375.0 million. As of September 30, 2007, we had commitments from revolving credit facility participants for $320.0 million of the $375.0 million. The weighted average interest rate as of September 30, 2007 for the term loan and revolving credit facility was 7.30% (including the impact of an interest rate swap).

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


B. CMC WAREHOUSE LINE

In May 2007, we closed a warehouse facility with Citicorp USA, Inc. ("Citi") which replaced the $100.0 million Bank of America, N.A. ("Bank of America") warehouse facility used by Centerline Mortgage Capital Inc. ("CMC"), formerly known as CharterMac Mortgage Capital. The facility had a total capacity of $250.0 million as of September 30, 2007, matures in May 2008 and bears interest at London Interbank Offered Rate ("LIBOR") plus 0.5%. Mortgages financed by advances from this facility as well as the related servicing and other rights (see Notes 3 and 4) are pledged as security under the facility. Borrowing under the CMC warehouse line relates to the level of origination activity (see also
Note 3). As of September 30, 2007, the interest rate was 6.17%.

C. MULTIFAMILY ASAP PLUS FACILITY

Under this program with Fannie Mae, mortgage loans are initially funded using the CMC warehouse line described above. Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%. CMC is later reimbursed by Fannie Mae. As of September 30, 2007, there were no outstanding advances from this facility.


NOTE 7 - DERIVATIVE INSTRUMENTS

A. CASH FLOW HEDGES OF DEBT

Certain of our financing arrangements and notes payable incur interest expense at variable rates, exposing us to interest rate risk. We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk. We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our financing agreements and notes payable through the use of interest rate swaps indexed to the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") rate, the most widely used tax-exempt floating rate index, or to LIBOR. Under each swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the SIFMA or LIBOR index.

At inception, we designate these swaps as cash flow hedging instruments, with the hedged item being the variable interest payments on our floating rate debt. At the inception of the hedge and on an ongoing basis, we assess whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the variable interest payments in our floating rate debt, the forecasted transactions are the interest payments. An inherent risk of these swap agreements is the credit risk related to the counterparty's ability to meet terms of the contracts with us. Swap agreements existing as of September 30, 2007 had combined notional amounts of $725.0 million, expire in periods from December 2007 through January 2010 and a weighted average rate of 3.85%.

We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

We estimate that $0.1 million of the net unrealized gain included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of September 30, 2007 (see Note 15).

B. FREE STANDING DERIVATIVES

In 2006, we had an interest rate swap with a notional amount of $26.0 million that hedged the change in fair value of a $26.0 million investment. This swap was assigned to AMAC when we sold AMAC the related investment in 2006. Prior to its assignment, we did not elect to apply hedge accounting to this swap and, accordingly, the change in its fair value was included in interest expense as detailed below.

One of our businesses within our Commercial Real Estate segment entered into three interest rate swap agreements in connection with a CMBS fund that closed in the third quarter of 2007 (see Note 15). We did not apply hedge accounting to these swap agreements and, accordingly, changes in the fair value of the swaps are included in interest expense as detailed below.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


C. FINANCIAL STATEMENT IMPACT

Presented below are amounts included in Interest expense on the Condensed Consolidated Statements of Income related to the swaps described above:

                                                       Three Months Ended          Nine Months Ended
                                                          September 30,               September 30,
                                                    ------------------------   -------------------------
(IN THOUSANDS)                                         2007          2006          2007          2006
-------------------------------------------------   ----------    ----------    ----------    ----------
Interest payments - cash flow hedges                $       (1)   $       --    $       --    $      (35)
Interest receipts - cash flow hedges                       938           727         2,516         1,476
Change in fair value of free standing derivatives       (6,948)         (405)       (6,057)         (202)
Ineffectiveness                                           (514)         (200)         (911)         (599)
                                                    ----------    ----------    ----------    ----------

Interest expense                                    $   (6,525)   $      122    $   (4,452)   $      640
                                                    ==========    ==========    ==========    ==========


Interest rate swaps in a net liability position ("out of the money") are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position ("in the money") are recorded in deferred costs and other assets. The amounts recorded were as follows:

                                                  September 30,    December 31,
(IN THOUSANDS)                                         2007            2006
-----------------------------------------------   -------------   -------------
Net liability position                            $      18,417   $       1,997
Net asset position                                $         506   $       2,236


NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following:

                                                  September 30,    December 31,
(IN THOUSANDS)                                         2007            2006
-----------------------------------------------   -------------   -------------
Deferred revenues                                 $      99,195   $      92,564
Distributions payable                                    41,071          41,554
Accounts payable                                         12,175          15,005
Salaries and benefits                                    31,400          29,551
Accrued fund organization and offering expenses          11,724          11,860
Escrow/deposits payable                                   5,155           6,844
Accrued interest payable                                 10,423           9,446
Interest rate swaps at fair value (Note 7)               18,417           1,997
Restructuring accrual                                        86           1,128
Income tax reserves (Note 10)                             2,344              --
Other                                                     4,100           4,395
                                                  -------------   -------------

  Total                                           $     236,090   $     214,344
                                                  =============   =============

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The restructuring accrual pertains to integration activities with respect to the acquisition of Investors. We recorded these costs in general and administrative expenses in the second quarter of 2006. A roll forward of the restructuring costs (included within our Asset Management and Commercial Real Estate segments) is presented in the table below:

                                   Employee          Lease
                                 termination      termination
(IN THOUSANDS)                      costs            costs            Total
-----------------------------   -------------    -------------    -------------
Balance at January 1, 2007      $         964    $         164    $       1,128
Additions                                 165               --              165
Payments                               (1,129)             (78)          (1,207)
                                -------------    -------------    -------------

Balance at September 30, 2007   $          --    $          86    $          86
                                =============    =============    =============


The restructuring with respect to employee terminations was completed in April 2007. The accrual for lease termination costs will be paid over the remaining term of the lease (2.8 years).


NOTE 9 - MINORITY INTERESTS IN SUBSIDIARIES, NET OF TAX

Minority interests in subsidiaries, net of tax consisted of the amounts noted below:

                                                            September 30,   December 31,
(IN THOUSANDS)                                                   2007            2006
---------------------------------------------------------   -------------   -------------
Convertible Special Common Units ("SCUs") of a subsidiary   $     204,333   $     231,262
Convertible Special Membership Units ("SMUs") of a
   subsidiary                                                       4,798           5,110
Convertible Special Common Interests ("SCIs") of a
   subsidiary                                                       4,418           4,758
Other minority interests                                            6,647           6,260
                                                            -------------   -------------

  Total                                                     $     220,196   $     247,390
                                                            =============   =============


Income (loss) allocated to minority interests in subsidiaries, net of tax, is provided in the table below:

                              Three Months Ended             Nine Months Ended
                                  September 30,                September 30,
                           -------------------------    -------------------------
(IN THOUSANDS)                 2007         2006            2007          2006
------------------------   -----------   -----------    -----------   -----------
SCUs                       $     4,398   $     5,725    $       371   $    13,085
SMUs                                60           118              7           288
SCIs                                57            29              6            29
Other minority interests           792          (101)           514          (101)
                           -----------   -----------    -----------   -----------

  Total                    $     5,307   $     5,771    $       898   $    13,301
                           ===========   ===========    ===========   ===========


A. SCUS

During 2007, the holder of 132,000 SCUs redeemed the units, for which we paid $2.8 million in cash based upon the market price of our shares at the time of redemption. We also redeemed the special preferred voting shares related to the converted SCUs at par ($0.01 per share).

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


B. OTHER

Other minority interests at September 30, 2007, primarily represent the 10% interest in Centerline Financial Holdings LLC ("CFH"), formerly known as Centerbrook Holdings LLC, owned by Natixis Capital Markets Inc. ("Natixis") (formerly IXIS Capital Markets North America, Inc.).


NOTE 10 - INCOME TAXES

We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of $1.2 million to the January 1, 2007, balance of beneficial owners' equity and $0.4 million to the January 1, 2007, goodwill balance (see Note 4). As of the adoption date, we had gross unrecognized tax benefits of $2.0 million and accrued interest of $0.8 million. Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We do not anticipate that these unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008. We recognize interest and penalties related to uncertain tax positions within our income tax provision or benefit.

The Internal Revenue Service is examining the consolidated corporate federal income tax returns of our subsidiaries subject to taxes for the tax periods ended June 30, 2003, December 31, 2003 and December 31, 2004. The New York City taxing authority is examining the partnership tax returns of one of our subsidiaries for the years ended December 31, 2003 and 2004. These examinations are ongoing and no significant issues have yet been raised.


NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax as applicable, is presented in the table below:

                                                                  Nine Months Ended
                                                                    September 30,
                                                              ------------------------
(IN THOUSANDS)                                                   2007          2006
-----------------------------------------------------------   ----------    ----------
Net income                                                    $      877    $   33,476
Net unrealized (loss) gain on interest rate derivatives          (10,616)          579
Net unrealized (loss) gain on available-for-sale securities      (10,728)        1,139
Other comprehensive income of equity investees                   (38,454)        1,374
Net unrealized gain (loss) on mortgage revenue bonds:
   Unrealized gain (loss) during the period                       20,086           (29)
   Reclassification adjustment for net gain included in net
   income                                                         18,979        (1,366)
                                                              ----------    ----------

Comprehensive (loss) income, net of tax                       $  (19,856)   $   35,173
                                                              ==========    ==========


NOTE 12 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of the following:

                                       Three Months Ended          Nine Months Ended
                                          September 30,               September 30,
                                   -------------------------   -------------------------
(IN THOUSANDS)                         2007          2006          2007          2006
--------------------------------   -----------   -----------   -----------   -----------
Salaries and benefits              $    27,572   $    26,821   $    91,460   $    64,782
Other general and administrative        16,720        16,858        53,196        51,323
                                   -----------   -----------   -----------   -----------

  Total                            $    44,292   $    43,679   $   144,656   $   116,105
                                   ===========   ===========   ===========   ===========

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 13 - EARNINGS PER SHARE

For basic Earnings Per Share ("EPS"), the number of shares includes common shares and Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares"), as the Convertible CRA Shares have the same economic benefits as common shares. Income for the calculation represents net income or loss less dividends for our 4.4% Convertible CRA Preferred Shares.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options and non-vested share grants is calculated using the treasury stock method. The 4.4% Convertible CRA Preferred Shares and our subsidiaries' convertible equity units are not included in the calculation as their assumed conversions would be antidilutive. In accordance with SFAS No. 128, EARNINGS PER Share, 1.0 million common share equivalents have been excluded in the Diluted EPS calculation for the nine months ended September 30, 2007 as we reported a net loss after dividends for the 4.4% Convertible CRA Preferred Shares.

                                                         Three Months Ended                          Nine Months Ended
                                                         September 30, 2007                          September 30, 2007
                                              -----------------------------------------   ----------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         Income        Shares        Per Share       Income        Shares    Per Share
-------------------------------------------   -----------    -----------    -----------   -----------    -----------   -----------
Net income                                    $    10,642                                 $       877
Preferred dividends                                (1,188)                                     (3,564)
                                              -----------                                 -----------
Net income (loss) available to shareholders
  (Basic EPS)                                       9,454         56,582    $      0.17        (2,687)        57,248   $     (0.05)
                                                                            ===========                                ===========
Effect of dilutive securities                          --            681                           --             --
                                              -----------    -----------                  -----------    -----------
Diluted EPS                                   $     9,454         57,263    $      0.17   $    (2,687)        57,248   $     (0.05)
                                              ===========    ===========    ===========   ===========    ===========   ===========

                                                         Three Months Ended                          Nine Months Ended
                                                         September 30, 2006                          September 30, 2006
                                              -----------------------------------------   ----------------------------------------
                                                 Income        Shares        Per Share       Income        Shares    Per Share
                                              -----------    -----------    -----------   -----------    -----------   -----------
Net income                                    $    14,571                                 $    33,476
Preferred dividends                                (1,188)                                     (3,564)
                                              -----------                                 -----------
Net income available to shareholders (Basic
  EPS)                                             13,383         58,015    $      0.23        29,912         58,409   $      0.51
                                                                            ===========                                ===========
Effect of dilutive securities                          --            381                           --            421
                                              -----------    -----------                  -----------    -----------
Diluted EPS                                   $    13,383         58,396    $      0.23   $    29,912         58,830   $      0.51
                                              ===========    ===========    ===========   ===========    ===========   ===========


NOTE 14 - SHARE BASED COMPENSATION

A. THE PLAN

In June 2007, our shareholders approved the 2007 Incentive Share Plan (the "Plan"), which replaced our then existing Amended and Restated Incentive Share Plan.

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

Based on this formula, the total number of Awards available for grant is approximately 7.5 million shares. Grants under the Plan totaled 0.4 million shares through September 30, 2007.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

B. OUTPERFORMANCE PROGRAM

Under the 2007 OPP, Award recipients will share in a performance pool if our total return to shareholders over the three-year period from January 1, 2007 through December 31, 2009 exceeds 37.5%. The size of the pool will be 11% of the outperformance return amount in excess of the 37.5% benchmark, subject to a maximum pool of $25.0 million. The outperformance pool will be paid to participants in the form of restricted share awards which will vest 50% on each of December 31, 2010 and 2011, subject to the participant's continued employment, except as otherwise provided in the 2007 OPP. We are accounting for OPP Awards as equity awards pursuant to SFAS No. 123 (R), SHARE BASED PAYMENT.

C.  ANNUAL INCENTIVE BONUS PROGRAMS

The Annual Incentive Bonus Programs establish cash bonus pools for the payment of annual bonuses of cash and restricted shares to eligible persons. Under the programs, we expect to issue awards equal to 4.07% of our cash available for distribution to shareholders ("CAD"). See Note 16 for a definition of CAD.

D.  RE-ISSUANCE OF STOCK OPTIONS

In July 2007, our Compensation and Nominating and Governance Committees approved the cancellation of outstanding options to purchase our common shares issued to Stephen M. Ross, our Chairman, and the substitution of the cancelled options with new ones on substantially similar terms.

The Committees took this action because Mr. Ross otherwise likely would have been subject to adverse tax consequences under Section 409A ("Section 409A") of the Internal Revenue Code of 1986, as amended, that were unforeseen at the time we granted the original options. The Cancelled Option was issued to Mr. Ross in consideration of his service as the Chairman of the Board of Trustees in connection with our acquisition of Related Capital Company (now known as
Centerline Affordable Housing Advisors LLC). The cancelled options had an exercise price ($17.78 per share) that was below the market value of our common shares ("in-the money") on November 17, 2003, the effective date of the cancelled options, because the parties previously had agreed that the exercise price would equal the average of the closing price of our common shares for the 30 calendar days immediately preceding the public announcement of the acquisition. For purposes of Section 409A, the holder of a share option that has been granted "in-the-money", to the extent not vested as of January 1, 2005, is subject to adverse tax consequences.

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

Because the terms of the cancelled options and the new options are substantially similar, the cancellation and re-grant had no effect on share-based compensation expenses reported in our condensed consolidated financial statements.


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

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


o A fund our Commercial Real Estate business manages which invests in real estate debt products ("Direct Loan Fund Partnership").

Financial information for the LIHTC Fund and Property Partnerships are as of June 30, 2007, the latest practical date. Information with respect to the CMBS Fund and Direct Fund Loan Partnerships is as of September 30, 2007.

Assets and liabilities of consolidated partnerships consisted of the following:

                                                       September 30, 2007                         December 31, 2006
                                           ------------------------------------------   ------------------------------------------
                                                            CMBS and                                     CMBS and
                                            LIHTC Fund    Direct Loan                    LIHTC Fund    Direct Loan
                                           and Property       Fund                      and Property      Fund
(IN THOUSANDS)                             Partnerships   Partnerships      Total       Partnerships   Partnerships      Total
----------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Investments in property partnerships       $  3,872,742     $       --   $  3,872,742   $  3,546,208      $      --   $  3,546,208
Investments in CMBS - available-for-sale             --      1,400,221      1,400,221             --        719,645        719,645
Investments in resecuritization
  certificates - available-for-sale                  --        622,168        622,168             --        597,491        597,491
Notes receivable                                     --        311,771        311,771             --        101,156        101,156
Other investments                                    --             --             --             --          1,407          1,407
                                           ------------   ------------   ------------   ------------   ------------   ------------
Investments held by consolidated
  partnerships                                3,872,742      2,334,160      6,206,902      3,546,208      1,419,699      4,965,907
                                           ------------   ------------   ------------   ------------   ------------   ------------

Land, buildings and improvements, net           587,370             --        587,370        576,171             --        576,171
Cash                                            253,254         36,728        289,982        277,860         27,213        305,073
Other assets                                    185,960         48,515        234,475        123,890         33,645        157,535
                                           ------------   ------------   ------------   ------------   ------------   ------------
Other assets of consolidated
  partnerships                                1,026,584         85,243      1,111,827        977,921         60,858      1,038,779
                                           ------------   ------------   ------------   ------------   ------------   ------------

  Total assets                             $  4,899,326   $  2,419,403   $  7,318,729   $  4,524,129   $  1,480,557   $  6,004,686
                                           ============   ============   ============   ============   ============   ============

Financing arrangements                       $       --   $  1,128,813   $  1,128,813      $      --   $    709,219   $    709,219
Notes payable                                   407,674         81,144        488,818        594,477             --        594,477
Repurchase agreements                                --        414,961        414,961             --        243,955        243,955
Due to property partnerships                    895,533             --        895,533        925,301             --        925,301
Other liabilities                               225,286         10,816        236,102        215,628         11,574        227,202
                                           ------------   ------------   ------------   ------------   ------------   ------------

  Total liabilities                        $  1,528,493   $  1,635,734   $  3,164,227   $  1,735,406   $    964,748   $  2,700,154
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

B. INVESTMENTS IN CMBS - AVAILABLE-FOR-SALE

The CMBS Fund Partnerships invest in and hold CMBS investments. In August 2007, Investors closed on an additional CMBS Fund Partnership, consisting of total accepted capital commitments of $585.3 million. We participate as a co-investor in the fund, and have committed $29.3 million of the total capital commitments of this fund. CMBS investments held by these partnerships comprised the amounts noted below as of September 30, 2007:

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                              Face         Accreted       Unrealized       Unrealized          Fair         Percentage of
(DOLLARS IN THOUSANDS)       Amount          Cost            Gain             Loss             Value         Fair Value
----------------------   -------------   -------------   -------------    -------------    -------------    -------------
Security rating:
  BBB+                   $      17,000   $      17,000    $         --    $      (4,842)   $      12,158              0.9%
  BBB                           64,105          55,062              --           (8,660)          46,402              3.3
  BBB-                         347,032         301,627             532          (37,508)         264,651             18.9
  BB+                          269,706         229,721              --          (27,691)         202,030             14.4
  BB                           242,268         201,538              --          (30,874)         170,664             12.2
  BB-                          288,470         207,966             832          (23,469)         185,329             13.2
  B+                           202,753         138,286             204          (12,502)         125,988              9.0
  B                            159,821          95,191           1,498          (12,929)          83,760              6.0
  B-                           199,830          91,197          10,809          (12,508)          89,498              6.4
  CCC-                           6,000           4,286              --             (469)           3,817              0.3
  Non-rated                    814,602         270,382           3,658          (58,116)         215,924             15.4
                         -------------   -------------   -------------    -------------    -------------    -------------

  Total                  $   2,611,587   $   1,612,256   $      17,533    $    (229,568)   $   1,400,221            100.0%
                         =============   =============   =============    =============    =============    =============


C. INVESTMENTS IN RESECURITIZATION CERTIFICATES

The CMBS Fund Partnerships retain interests ("resecuritization certificates") in certain securitized assets that they have sold, as well as others purchased in market transactions. Investments in resecuritization certificates held by these partnerships comprised the amounts noted below as of September 30, 2007:

                              Face         Accreted       Unrealized       Unrealized          Fair         Percentage of
(DOLLARS IN THOUSANDS)       Amount          Cost            Gain             Loss             Value         Fair Value
----------------------   -------------   -------------   -------------    -------------    -------------    -------------
Security rating:
  AAA                    $     111,900   $     107,136   $       4,002    $      (1,623)   $     109,515             17.6%
  AA                            66,600          64,497           2,139           (1,116)          65,520             10.5
  A                             47,000          45,315           1,681             (873)          46,123              7.4
  A-                            23,900          24,019             505             (885)          23,639              3.8
  BBB+                         101,338          96,798           2,039           (7,550)          91,287             14.7
  BBB                           55,381          50,727             872           (6,313)          45,286              7.3
  BBB-                         136,264         128,500           3,059          (15,267)         116,292             18.7
  BB+                           68,363          42,997           1,374           (4,631)          39,740              6.4
  BB                            20,075          12,995             415           (1,724)          11,686              1.9
  BB-                           17,293           9,715             496           (1,261)           8,950              1.4
  B+                            28,349          14,322             238           (1,963)          12,597              2.0
  B                             11,347           2,698             580              (78)           3,200              0.5
  B-                            23,713          13,726             594           (3,122)          11,198              1.8
  Non-rated                    204,973          36,974           7,031          (10,135)          33,870              5.5
  Non-rated interest
  only                              --           4,779             857           (2,371)           3,265              0.5
                         -------------   -------------   -------------    -------------    -------------    -------------
  Total
                         $     916,496   $     655,198   $      25,882    $     (58,912)   $     622,168            100.0%
                         =============   =============   =============    =============    =============    =============


At September 30, 2007, the non-rated interest only certificates had a combined notional amount of $1.4 billion.

D. NOTES RECEIVABLE

The Direct Loan Fund Partnership invests in various types of loans. The aggregate carrying values, allocated by product type and weighted average coupons, of notes receivable held by the Direct Loan Fund Partnership as of September 30, 2007 are presented in the table below:

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                           Total        Carrying      Allocation by     Fixed Rate      Variable Rate
(DOLLARS IN THOUSANDS)                  Commitment        Value       Product Type     Average Yield    Average Yield
-----------------------------------   -------------   -------------   -------------    -------------    -------------
Product Type:
  Bridge loans, variable rate         $      15,000   $       9,794             3.1%              --%             8.25%
  Bridge loans, fixed rate                   38,776          37,905            12.2             7.06               --
  Subordinated notes, variable rate          21,525          20,867             6.7               --             7.92
  Subordinated notes, fixed rate             27,985          25,242             8.1             7.93               --
  Mezzanine loans, variable rate            173,767         139,545            44.8               --              9.21
  Mezzanine loans, fixed rate                90,474          78,418            25.1             9.79               --
                                      -------------   -------------   -------------    -------------    -------------

Total/Average                         $     367,527   $     311,771           100.0%            8.26%            8.46%
                                      =============   =============   =============    =============    =============


E. FINANCING ARRANGEMENTS/ NOTES PAYABLE/ REPURCHASE AGREEMENTS

The funds utilize these debt facilities to finance investment activity. Changes in the balances since December 31, 2006, are due to transactions undertaken in the ordinary course of business.

In August 2007, two of our CMBS Fund Partnerships resecuritized $986.0 million in face amount of CMBS certificates, having a fair value of $593.6 million, into a collateralized debt obligation offering and issued $453.0 million in face amount of notes with fixed rate coupons with a weighted average of 6.12%. The proceeds were utilized to repay $295.5 million of variable rate repurchase agreements and the balance will be returned to the investors in the partnerships.

F. REVENUES AND EXPENSES

Revenues and expenses of consolidated partnerships consisted of the following:

                                                                    Three Months Ended September 30,
                                      ---------------------------------------------------------------------------------------------
                                                          2007                                           2006
                                      ---------------------------------------------   ---------------------------------------------
                                                       CMBS and                                         CMBS and
                                       LIHTC Fund     Direct Loan                      LIHTC Fund     Direct Loan
                                      and Property        Fund                        and Property        Fund
(IN THOUSANDS)                        Partnerships    Partnerships        Total       Partnerships    Partnerships        Total
-----------------------------------   -------------   -------------   -------------   -------------   -------------   -------------
Rental income                         $      15,969   $          --   $      15,969   $       7,137   $          --   $       7,137
Fee income                                       --           5,632           5,632              --           5,200           5,200
Interest and other income                     3,152          50,539          53,691           2,398          10,002          12,400
                                      -------------   -------------   -------------   -------------   -------------   -------------

Total revenues                        $      19,121   $      56,171   $      75,292   $       9,535   $      15,202   $      24,737
                                      =============   =============   =============   =============   =============   =============

Interest expense                      $       3,501   $      22,271   $      25,772   $       6,199   $       7,182   $      13,381

Asset management fees                         5,877              --           5,877           5,079              --           5,079
Property operating expenses                   5,499              --           5,499           3,998              --           3,998
General and administrative expenses           4,754             658           5,412           2,888             115           3,003
Depreciation and amortization                 8,421           1,096           9,517           5,817              60           5,877
Other expenses                                  301              --             301             562              --             562
                                      -------------   -------------   -------------   -------------   -------------   -------------
  Subtotal                                   24,852           1,754          26,606          18,344             175          18,519
                                      -------------   -------------   -------------   -------------   -------------   -------------

Total expenses                        $      28,353   $      24,025   $      52,378   $      24,543   $       7,357   $      31,900
                                      =============   =============   =============   =============   =============   =============

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                    Nine Months Ended September 30,
                                      ---------------------------------------------------------------------------------------------
                                                          2007                                           2006
                                      ---------------------------------------------   ---------------------------------------------
                                                       CMBS and                                         CMBS and
                                       LIHTC Fund     Direct Loan                      LIHTC Fund     Direct Loan
                                      and Property        Fund                        and Property        Fund
(IN THOUSANDS)                        Partnerships    Partnerships        Total       Partnerships    Partnerships        Total
-----------------------------------   -------------   -------------   -------------   -------------   -------------   -------------
Rental income                         $      41,397     $        --   $      41,397   $      20,801      $       --   $      20,801
Fee income                                       --           6,078           6,078              --           5,200           5,200
Interest and other income                    10,978         123,478         134,456           6,345          10,002          16,347
                                      -------------   -------------   -------------   -------------   -------------   -------------

Total revenues                        $      52,375   $     129,556   $     181,931   $      27,146   $      15,202   $      42,348
                                      =============   =============   =============   =============   =============   =============

Interest expense                      $      15,949   $      56,137   $      72,086   $      18,756   $       7,182   $      25,938

Asset management fees                        18,480              --          18,480          15,604              --          15,604
Property operating expenses                  16,993              --          16,993          11,286              --          11,286
General and administrative expenses          14,698           1,686          16,384           9,033             115           9,148
Depreciation and amortization                22,074           2,301          24,375          12,445              60          12,505
Other expenses                                3,336              --           3,336           1,515              --           1,515
                                      -------------   -------------   -------------   -------------   -------------   -------------
  Subtotal                                   75,581           3,987          79,568          49,883             175          50,058
                                      -------------   -------------   -------------   -------------   -------------   -------------

Total expenses                        $      91,530   $      60,124   $     151,654   $      68,639   $       7,357   $      75,996
                                      =============   =============   =============   =============   =============   =============


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

The table below includes CAD, and a reconciliation from CAD to net income, as CAD is the performance measure used by our chief decision-maker to allocate resources among the segments. There is no generally accepted methodology for computing CAD, and the Company's computation of CAD may not be comparable to CAD reported by other companies. CAD does not represent net cash provided by operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's performance, as an alternative to net cash provided from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indication of our ability to make cash distributions.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The following table provides more information regarding our segments:

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                         ------------------------------    ------------------------------
(IN THOUSANDS)                                                2007             2006            2007              2006
-----------------------------------------------------    -------------    -------------    -------------    -------------
REVENUES
  Affordable Housing                                     $      70,285    $      79,702    $     195,129    $     208,711
  Commercial Real Estate (1)                                    19,958           13,316           48,568           38,558
  Asset Management (1)                                          17,432           11,626           46,583           24,715
  Credit Risk Products                                           3,986            1,390           11,539            1,400
  Corporate Group                                                7,745            5,347           23,914           14,091
  Consolidated Partnerships (2)                                 77,148           26,104          186,653           46,812
  Elimination of intersegment transactions                     (38,203)         (29,537)        (101,806)         (75,277)
                                                         -------------    -------------    -------------    -------------
Consolidated Revenues                                    $     158,351    $     107,948    $     410,580    $     259,010
                                                         =============    =============    =============    =============

CAD
  Affordable Housing                                     $      21,976    $      51,036    $      62,779    $     111,653
  Commercial Real Estate (1)                                    17,797            9,594           28,293           14,054
  Asset Management (1)                                          10,585            7,417           24,627           13,871
  Credit Risk Products                                           3,741           (1,060)          11,806           (5,364)
  Unallocated corporate costs                                  (23,955)         (23,382)         (65,844)         (51,589)
                                                         -------------    -------------    -------------    -------------
Consolidated CAD                                                30,144           43,605           61,661           82,625

  Reconciliation of CAD to net income:
    Fees deferred for GAAP (3)                                   1,367          (14,394)          (7,976)         (23,814)
    Depreciation and amortization expense                      (12,041)         (10,832)         (34,133)         (33,961)
    Interest income yield adjustments (4)                       (2,545)          (3,647)          (7,154)          (4,085)
    Gain on sale of investments (5)                               (556)           2,188            2,324            9,001
    Loss on impairment of assets                                  (548)            (394)         (19,933)          (2,665)
    Write-off of intangible assets                                  --           (2,547)              --           (2,547)
    Tax adjustment (6)                                             244              (63)            (952)            (282)
    Non-cash compensation (7)                                   (1,927)          (9,169)         (14,980)         (12,583)
    Difference between subsidiary equity distributions
      and income allocated to minority interests (8)             4,291            2,978           26,035           13,212
    Non-cash equity income (9)                                     129            6,402             (275)           5,754
    Preferred dividends                                          1,188            1,188            3,564            3,564
    Loss on fair value of derivatives                           (7,963)            (405)          (7,074)            (202)
    Other, net                                                  (1,141)            (339)            (230)            (541)
                                                         -------------    -------------    -------------    -------------
Consolidated Net Income                                  $      10,642    $      14,571    $         877    $      33,476
                                                         =============    =============    =============    =============

DEPRECIATION AND AMORTIZATION
  Affordable Housing                                     $         372    $         392    $         953    $       5,256
  Commercial Real Estate (1)                                     4,120            5,034           12,345           13,795
  Asset Management (1)                                             259               32              324               82
  Credit Risk Products                                               3               --                8               --
  Corporate Group                                                7,087            5,241           19,902           13,762
  Consolidated Partnerships                                        200              133              601            1,066
                                                         -------------    -------------    -------------    -------------
Consolidated Depreciation and Amortization               $      12,041    $      10,832    $      34,133    $      33,961
                                                         =============    =============    =============    =============

                                                                                           September 30,    December 31,
                                                                                               2007             2006
                                                                                           -------------    -------------
IDENTIFIABLE ASSETS
  Affordable Housing                                                                       $   3,069,420    $   2,866,346
  Commercial Real Estate (1)                                                                     346,236          390,886
  Asset Management (1)                                                                            12,676           13,754
  Credit Risk Products                                                                            69,613           52,337
  Consolidated partnerships (2)                                                                7,360,616        6,046,429
  Corporate Group                                                                                693,591          794,619
  Elimination of intersegment balances                                                          (470,181)        (475,855)
                                                                                           -------------    -------------
Consolidated Identifiable Assets                                                           $  11,081,971    $   9,688,516
                                                                                           =============    =============

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(1) Includes  Investors  as of August  2006.
(2) Includes funds sponsored by Investors as of August 2006.
(3) Represents the net difference between fees received at the time of a transaction that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting (i.e.: fund sponsorship fees recognized over the relevant service periods) or upon a later event (such as mortgage origination fees recognized upon settlement of a loan sale).
(4) Represents the adjustment for amortization of bond discounts or premiums that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting, as well as the difference between actual interest income received and income recognized under the effective yield method.
(5) Represents non-cash gain recognized on sale of mortgage loans when MSRs are retained and gains on sales of mortgage revenue bonds.
(6) Represents the difference between the tax benefit recorded and the net cash amount we expect to pay or receive in relation to the current period.
(7) Represents the add-back of amortization of costs recognized for share-based compensation and non-cash compensation related to fund earnings.
(8) Represents the difference between actual distributions to SCU, SMU and SCI holders (which is based on the common share distribution rate) and accounting allocation of earnings, which is based on the represented portion of combined common, CRA and subsidiary equity in allocating GAAP net income.
(9) Represents the difference between equity income recorded in accordance with GAAP and cash dividends received.


NOTE 17 - RELATED PARTY TRANSACTIONS

INVESTMENTS IN AND LOANS TO AFFILIATES

The components of investments in and loans to affiliates are presented in the table below:

                                                 September 30,    December 31,
(IN THOUSANDS)                                        2007             2006
---------------------------------------------    -------------    -------------
Loan to AMAC                                     $      39,300    $      15,000
Investment in AMAC common and preferred shares          10,390               --
Co-investment in CUC                                     3,731            3,066
PRS/CRG/ERC advances, net                                2,701           13,780
Due (to) from unconsolidated partnerships, net          (1,834)          31,467
Fees receivable, net                                     5,531            2,536
                                                 -------------    -------------

                                                 $      59,819    $      65,849
                                                 =============    =============

Note: The above table does not include our co-investment of $66.0 million as of September 30, 2007, and $65.0 million as of December 31, 2006, in the consolidated CMBS and Direct Loan Fund Partnerships as the amounts are eliminated in consolidation.


INCOME STATEMENT IMPACT

Our Condensed Consolidated Statements of Income included the following amounts pertaining to related party transactions:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                      ------------------------------    ------------------------------
(IN THOUSANDS)                                             2007             2006             2007            2006
----------------------------------------------------  -------------    -------------    -------------    -------------
TRCLP shared service fee expense                      $          39    $        (154)   $        (243)   $        (471)
TRCLP property management services expense            $      (1,061)   $      (1,116)   $      (3,261)   $      (3,216)
AMAC asset management and incentive management fees
   and expense reimbursements                         $         953    $       3,348    $       2,794    $       5,128
AMAC credit facility interest income                  $         856    $         360    $       1,758    $       1,105
AMAC servicing fee income                             $         176    $          --    $         494    $          --
Equity in earnings of AMAC                            $         662    $          --    $         662    $          --

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


A. AMAC

Through one of our subsidiaries, we manage the operations of AMAC. In addition, in March 2007, we entered into a share purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, whereby we may purchase up to 9.8% of the outstanding common shares of AMAC in open-market purchases based on pre-determined parameters. Through September 30, 2007, we purchased 0.5 million common shares under this plan, or 5.9% of the outstanding common shares of beneficial interests. Furthermore, in July 2007, we purchased 0.3 million shares of 7.25% Series A Cumulative Convertible Preferred Shares issued by AMAC for
$7.0 million in connection with AMAC's public offering of such shares. We account for these investments on the equity method as we can exercise significant influence over AMAC's financial and operating policies via our advisory agreement.

In April 2007, we increased the capacity of the revolving credit facility to AMAC from $50.0 million to $80.0 million and extended the term to June 2008 with a one year optional extension. This facility, bearing interest at LIBOR plus 3.0%, is used by AMAC to purchase new investments and for general corporate purposes. Income we earn from this facility is included in "Other interest income" in the Condensed Consolidated Statements of Income. In the opinion of management, the terms of this facility are consistent with similar transactions with independent third parties.

We collect asset management and incentive management fees and expense reimbursements from AMAC pursuant to an advisory agreement. These fees and reimbursements are included in "Fee income" in the Condensed Consolidated Statements of Income. Effective March 2007, we entered into a new advisory agreement whereby the basis of certain of the fees we earn has changed, although we do not expect the amount of fees earned to differ significantly from the previous agreement absent the effect of AMAC's growth.

During 2007, our Commercial Real Estate subsidiaries originated $250.1 million in loans on behalf of AMAC and, pursuant to the advisory agreement, received $1.1 million of mortgage banking fees from the borrowers. We record these fees in "Fee income" in the Condensed Consolidated Statements of Income.

We serve as the collateral manager for AMAC's $400.0 million CDO and service all of the loans in AMAC's investment portfolio, performing all primary and special servicing functions. Pursuant to the servicing agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in "Fee income" in the Condensed Consolidated Statements of Income.

During 2006, Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS", formerly ARCap Real Estate Special Situations Mortgage Fund LLC), entered into a co-investment agreement with AMAC whereby both participate in investment opportunities that are originated by our subsidiaries and meet mutual investment criteria. In addition, during March 2007, AMAC sold its economic interest in a group of properties to CRESS for $12.0 million.

B.  THE RELATED COMPANIES L.P.

General and administrative expenses include shared service fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company controlled by our Chairman.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in LIHTC Fund Partnerships we manage and are included in "Other expenses of consolidated partnerships" in the Condensed Consolidated Statements of Income.

During the nine months ended September 30, 2007, we acquired three mortgage revenue bonds secured by properties developed by a subsidiary of TRCLP. LIHTC Fund Partnerships that we consolidate also provided equity financing to these properties. CRESS also acquired participation interests with AMAC in two loans secured by properties developed by TRCLP.

C.  CO-INVESTMENT IN CUC

Centerline  Urban  Capital I, LLC ("CUC",  formerly  CharterMac  Urban Capital I
LLC), is an investment fund with the California Public Employees Retirement System ("CalPERS") as majority investor, focusing on investments in multifamily properties in major urban markets. Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested (see Note 18 regarding future funding commitments).

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


D. PRS/CRG/ERC ADVANCES

The advances due from PRS/CRG/ERC relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development (see Note 18). The above balances are net of eliminations with liabilities of consolidated partnerships of $32.3 million at September 30, 2007, and $24.3 million at December 31, 2006.

E.  DUE FROM UNCONSOLIDATED PARTNERSHIPS

Due from unconsolidated partnerships represents monies advanced to investment funds that we sponsor but do not control. The decline in the balance from December 31, 2006, relates to temporary loans made to investment funds during the fourth quarter of 2006, a substantial portion of which were repaid in the first quarter of 2007.

F. OTHER

Substantially all fund origination revenues in the Affordable Housing segment are received from LIHTC Fund Partnerships we have originated and manage, many of which comprise the partnerships that we consolidate. While affiliates of our Company hold equity interests in the investment funds' general partner and/or managing member/advisor, we have no direct investments in these entities and we do not guarantee their obligations. We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors and we receive all fee income to which these entities are entitled.

As of September 30, 2007, our subsidiary Centerline Affordable Housing Advisors LLC ("CAHA", formerly CharterMac Capital LLC), controlled certain partnerships. Those entities, in turn, were the general partners of investment partnerships. These investment partnerships, in turn, were non-equity managing partners of local partnerships that are obligors of certain of our mortgage revenue bonds.

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

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


In 2005, we halted construction on one property, and foreclosed upon and sold the property in 2006 for our carrying basis. In 2006, we halted construction on another property and sold our general partner and limited partner interest and have recovered our fund's investment in the project.

In August 2007, we entered into a letter of intent for a developer to acquire the general partnership interests in nine of the PRS partnerships located in Atlanta, Georgia. Under the proposed arrangement, the acquirer will manage the projects, and we will fund a fixed amount of advances until the projects achieve stabilization and positive cash flow, after which we will jointly fund any required advances with the acquirer. We will also jointly share fees and cash flow payable to the general partners of the projects. We anticipate that the general partner interests in the projects will be acquired prior to year-end.

ERC

To protect our interests in properties for which we had provided debt or equity financing, in October 2006 we reached an agreement with ERC, Inc. (a developer) to acquire its general partner interests in partnerships it had sponsored. Those partnerships are also summarized in the table below.

One of the properties remains under construction, and we expect that the equity of the applicable property partnerships is sufficient to cover the estimated costs to complete this property. We may have to advance funds to the partnerships after September 30, 2007, to cover operating costs until the properties achieve stabilization, which amounts we do not expect to exceed $3.5 million. We anticipate the future equity payments due these partnerships will be sufficient to repay the advances.

In October 2007, we entered into letters of intent to sell the general partner interests in 17 of the ERC partnerships to a developer. If the transactions close, the developer will acquire six of the general partner interests for $4.3 million and the remaining 11 general partner interests for a specified multiple of cash flow as the properties stabilize during a three-year period. We will jointly fund property deficits with the acquirer up to specified maximum amounts.

Summary of Impact
-----------------

In the first quarter of 2007, we reassessed our strategy with respect to the ultimate recovery of our investments in these properties. We have undertaken an initiative to determine the most advantageous strategy for recovery on the mortgage revenue bonds. The strategies to be followed for individual bonds may involve a change in our planned holding period of the asset or the level of additional funding we may provide, if any. The initial assessment of four of the mortgage revenue bonds caused us to recognize an impairment charge of $13.7 million in the first quarter of 2007 (see Note 2) due in part to the revision of the estimated level and timing of cash flows for the valuation of the properties. In connection with that determination, management concluded that advances made to our sponsored funds in connection with those underlying properties may not be fully recoverable and we recorded a reserve of $5.1 million in 2007.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


The partnerships are summarized as follows:

                                                                                                                      (in thousands)
                                                                                                                      -------------
                                                                                                                      Fair Value of
                                                                                                                        Mortgage
                                        Centerline      Centerline                                                       Revenue
                                      Holds or Will      Capital       Included in                                        Bonds
                                           Hold         Sponsored         Credit       Centerline     Third Parties   Outstanding at
                                         Mortgage     Fund is Equity  Intermediated     Holds GP        Provided      September 30,
                          Number       Revenue Bond      Partner           Funds        Interest         Equity           2007
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------
                            PRS
                       Partnerships
Lease-Up                         11              10               6               4               6               5   $     117,864
Stabilized                        2               2              --              --              --               2          18,672
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------
Subtotal                         13              12               6               4               6               7         136,536
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------

                            CRG
                       Partnerships
Stabilized                        3               1               3               3              --              --          12,725
Lease-Up                          4               4               4               2               3              --          65,093
Rehab                             1               1               1               1               1              --          25,647
Construction                      1               1               1              --              --              --             972
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------
Subtotal                          9               7               9               6               4              --         104,437
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------

                            GCG
                       Partnerships
Lease-Up                          2               2               2               1              --              --          30,587
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------
Subtotal                          2               2               2               1              --              --          30,587
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------
                     ERC Partnership
Construction                      1               1               1               1               1              --          10,475
Lease-Up                         13              12              13              12              13              --         104,590
Stabilized                        4               4               4               3               4              --          27,254
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------
Subtotal                         18              17              18              16              18              --         142,319
                      -------------   -------------   -------------   -------------   -------------   -------------   -------------
Total                            42              38              35              27              28               7   $     413,879
                      =============   =============   =============   =============   =============   =============   =============
Total eliminated in
  consolidation                                                                                                       $     287,628
                                                                                                                      =============


Our potential exposure falls into three categories as follows:

    Cash  required  to bring the  properties  to  break-even  operation  -
    -------------------------------------------------------------------
     As of September 30, 2007, advances outstanding totaled $35.0 million, net of the reserve described above. These advances, and additional loans, are assessed periodically for collectability and the impact on the potential impairment of existing mortgage revenue bonds. At present, we do not anticipate that any of the remaining advances would require a charge to expense, although as the strategy with respect to recovery on any individual mortgage revenue bond is implemented, circumstances may require a change in that outlook.

     Based on  current  lease-up  estimates  and  projected  costs  to  complete construction,  we  estimate  that the  properties,  in the  aggregate,  may require $8.5 million of additional cash (to supplement cash from operations) to reach full stabilization. While we expect that future equity contributions at the fund level may provide some of this support to the properties, we may need to advance some of this amount and a portion of any such advances may be charged directly to expense depending upon our assessment of the funds' ability to repay the advances.

    Potential impact on mortgage  revenue bonds -
    -------------------------------------------
     As noted above, we recognized impairment with respect to four of the affected bonds in the first quarter of 2007. An additional impairment of $0.7 million was recorded in the second quarter and $0.5 million was recorded in the third quarter of 2007. While we do not believe that there is other-than-temporary impairment of any of the other bonds, the outcome of our strategic plan with respect to this portfolio may cause impairments to be recognized as other-than-temporary should we determine that disposition of the bond or other actions be the best course of action with respect to recovering our investment or if the cash flow projections are affected by planned courses of action. Any such additional impairments, should they be determined, can not currently be estimated.

    Potential cost to provide specified yields -
    ------------------------------------------
     As noted in the table above, 27 of the partnerships are included in credit intermediated funds for which we are obligated to provide specified yields. As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well. The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements. Our current estimate given these factors,

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

There can be no assurance that a bankruptcy by or against PRS or its affiliates or against ERC may not give rise to additional claims concerning these partnerships.

FORWARD TRANSACTIONS

At September 30, 2007, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $259.0 million for mortgages to be funded through March 2010, and each lending commitment has an associated sale commitment. In addition, those subsidiaries had commitments to sell mortgages totaling $84.8 million. Of this amount, $63.9 million was funded as of September 30, 2007, and is included in "Other investments" as "Mortgage loans" on the Condensed Consolidated Balance Sheet. The balance of $20.9 million is to be funded later in 2007.

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

Additionally, we have certain other bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is approximately $2.1 million at September 30, 2007.

MORTGAGE LOAN LOSS SHARING AGREEMENTS

Pursuant  to a master  loss  sharing  agreement  under the Fannie Mae  Delegated
Underwriting and Servicing ("DUS") program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At September 30, 2007, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

We also participate in loss sharing transactions under Freddie Mac's Delegated Underwriting Initiative Program ("DUIP") whereby we originate loans that are purchased by Freddie Mac. Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults on DUIP transactions. For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance. The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.

Our maximum exposure at September 30, 2007, pursuant to these agreements, was $836.6 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At September 30, 2007, that reserve was $13.1 million, which represents our estimate of potential losses as of that date.

As of September 30, 2007, we maintained collateral consisting of commercial paper and Fannie Mae and Freddie Mac securities of $10.6 million and a money market account of $1.1 million, which is included in restricted cash in the Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.9 million.

We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8.0 million covers this letter of credit requirement. At September 30, 2007, commitments under this reimbursement agreement totaled $6.6 million.

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


YIELD TRANSACTIONS

We have  entered  into  several  credit  intermediation  agreements  with either
Natixis or Merrill Lynch & Co., Inc. ("Merrill Lynch") (each a "Primary Intermediator") to provide agreed-upon rates of return for pools of multifamily properties to funds sponsored by CAHA. In return, we have or will receive fees, generally at the start of each credit intermediation period. There are a total of 16 outstanding agreements to provide the specified returns:

     o    through the construction and lease-up phases of the properties;
     o for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
     o    covering both periods.

Total potential exposure pursuant to these transactions is $1.3 billion, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $35.5 million as of September 30, 2007. This amount is included in "deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our Condensed Consolidated Balance Sheet. Refer also to PRS/CRG/ERC above, regarding potential exposure under existing obligations.

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

OTHER CONTINGENT LIABILITIES

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions was $191.8 million as of September 30, 2007. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.8 million as of September 30, 2007. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

At September 30, 2007, we had unused letters of credit totaling $1.4 million described in MORTGAGE LOAN LOSS SHARING AGREEMENTS above.

Centerline Financial has entered into two credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships only to the extent there is a shortfall payment from the underlying property. In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023. Total potential exposure pursuant to these transactions is $19.8 million as well as monthly interest obligations, assuming the bonds default and cannot be sold. The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold. The fair value of the obligation, representing the deferral of the fee income over the obligation period, was $1.3 million as of September 30, 2007. This amount is included in "Deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our Condensed Consolidated Balance Sheet.

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

                           CENTERLINE HOLDING COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

FUNDING COMMITMENTS

CUC

Our membership interest in CUC (see Note 17) includes a co-investment obligation amounting to 2.5% of capital invested. Based upon the current funding limit of CUC, our remaining commitment as of September 30, 2007, was approximately $0.2 million.

INVESTMENTS IN CMBS AND DIRECT LOAN FUNDS

We participate as co-investor in the CMBS and Direct Loan funds we sponsor. As of September 30, 2007, our remaining unfunded capital commitments were $13.1 million.


NOTE 19 - MARKET CONDITIONS AND SUBSEQUENT EVENTS

Recent Market Events
--------------------
During and subsequent to the third quarter of 2007, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to single-family subprime mortgage assets, to which we are not exposed, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

As of the date of this report, management is not aware of any significant decreases in the fair value of its assets. Additionally, to date, the impact on our operations has been limited in that our operating cash flows are stable, we have not experienced significant margin calls on our repurchase facilities (since we do not borrow to the full extent of available advance rates) and our credit facilities have terms not subject to fluctuating terms in response to these market conditions. As such, management believes we are able to manage our operations so that we are able to limit the impact to our liquidity as a result of recent events. Furthermore, our current financing sources and cash flows from operations are adequate to meet our ongoing liquidity needs for the near term and, as of October 30, 2007, Standard & Poor's rated our credit quality as BB with a stable outlook.

ERC
---

In October 2007, we entered into letters of intent to sell the general partner interests in 17 of the ERC partnerships to a developer. If the transactions close, the developer will acquire six of the general partner interests for $4.3 million and the remaining 11 general partner interests for a specified multiple of cash flow as the properties stabilize during a three-year period. We will jointly fund property deficits with the acquirer up to specified maximum amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Factors Affecting Comparability
-------------------------------

In August 2006, we acquired Centerline Investors I LLC ("Investors") formerly ARCap Investors, LLC. Prior to the acquisition, we had recorded equity income from a 10.7% investment in Investors (included in our Commercial Real Estate segment). Following the acquisition, operating results of Investors are included in our Commercial Real Estate, Asset Management and Consolidated Partnerships segments. In the second quarter of 2006, we accrued restructuring costs associated with integration activities associated with the planned acquisition. Subsequent to the Investors acquisition, we incurred increased non-cash compensation costs due to non-vested share grants issued in connection with the acquisition. Sharing of promote income related to funds we manage subsequent to the acquisition cause fluctuations in our expenses depending on the performance of those funds.

In September 2006, we terminated our financial relationship with Capri Capital Advisors LLC ("CCA"). In connection with the termination, we recognized one-time gains totaling $6.9 million. We also closed a subsidiary and wrote off $2.5 million of intangible assets in the third quarter of 2006.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
-----------------------------------------------

Presented in the table below is a summary of our operations for the three months ended September 30, 2007 and 2006:

                                                 % of                           % of
(DOLLARS IN THOUSANDS)            2007         Revenues          2006         Revenues        % Change
--------------------------   -------------   ------------   -------------   ------------    ------------
Total revenues               $     158,351         100.0%   $     107,948          100.0%           46.7%

Total expenses               $     155,963          98.5%   $     119,725          110.9%           30.3%
Income before income taxes   $       9,081           5.7%   $      21,804           20.2%          (58.4)%
Net income                   $      10,642           6.7%   $      14,571           13.5%          (27.0)%


The growth in revenues was due mostly to funds consolidated upon the acquisition of Investors in August 2006 (as 2007 represents a full quarter of operations), funds sponsored in the past twelve months and the interest income of investments held in the Investors business. These increases were partially offset by lower fee revenues, particularly in the Affordable Housing fund sponsorship business attributable to lower levels of equity raised during the 2007 quarter.

Total expenses in the 2007 quarter reflect increased interest costs due to the growth of our businesses in the past year, and costs incurred by the consolidated partnerships, the population of which has grown significantly with the acquisition of Investors and through new fund sponsorships.

Income before income taxes decreased in the 2007 quarter as compared to the 2006 quarter. Much of the decrease was due to:

     o a one-time gain of $6.9 million in 2006 related to the termination of the CCA loan with no comparable gain the 2007 period; and
     o increased interest expense in the current year from higher borrowings and borrowing rates.

Partially offsetting these decreases were higher interest income in 2007 from investments other than mortgage revenue bonds and the write-off of intangible assets in 2006 related to a subsidiary closure with no comparable charges in 2007.

We conduct our operations through tax-flow through entities as well as taxable corporate entities. The determination of our income tax provision is based on our taxable business. For the three months ended September 30, 2007, our taxable corporate entities have recorded a consolidated loss before taxes, resulting in a corresponding tax benefit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


REVENUES

                                          For the Three Months Ended September 30,
                                        ---------------------------------------------
(DOLLARS IN THOUSANDS)                       2007            2006          % Change
-------------------------------------   -------------   -------------   -------------
Mortgage revenue bond interest income   $      36,346   $      39,370            (7.7)%
Other interest income                          18,693           7,474           150.1
Fee income                                     24,033          30,763           (21.9)

Other revenues:
   Expense reimbursements                           7             989           (99.3)
   Rental income of real estate owned           1,814             907           100.0
   Prepayment penalties                           855           2,645           (67.7)
   Other                                        1,311           1,063            23.3
                                        -------------   -------------   -------------
Total other revenues                            3,987           5,604           (28.9)
                                        -------------   -------------   -------------
Subtotal                                       83,059          83,211            (0.2)
                                        -------------   -------------   -------------

Revenues of consolidated partnerships          75,292          24,737           204.4
                                        -------------   -------------   -------------

   Total revenues                       $     158,351   $     107,948            46.7%
                                        =============   =============   =============


As noted previously, a large portion of the revenue increase was due to the Investors acquisition. Revenues attributable to Investors are included within other interest income, fee income, other revenues and revenues of consolidated partnerships. Adjusting to include Investors for the entire 2006 period, total revenues would have increased approximately 25.7%.

Mortgage revenue bond interest income and Fee income are discussed in RESULTS BY SEGMENT below.

Other interest income includes income from CMBS resecuritization certificates held in our Commercial Real Estate segment and interest earned on escrow balances in the Asset Management segment. The increase compared to the 2006 period primarily relates to:

     o    interest  of  $4.7   million   generated   by  CMBS   resecuritization
          certificates we hold through Investors (acquired in August 2006 and thus for which there was a less comparable 2006 amount); and
     o higher cash balances (predominantly the escrow accounts) coupled with increasing market interest rates for temporary investments, which resulted in increased interest income of $3.5 million.

Partially offsetting these increases was the absence in 2007 of $0.3 million interest earned in 2006 on a $20.0 million loan to CCA. That loan was repaid in September 2006 and there is no comparable revenue in 2007.

Revenues of consolidated partnerships increased due to:

     o an increase by 14 in the number of LIHTC Fund Partnerships, one additional CMBS Fund Partnership and additional fundings made at existing partnerships since September 2006; and
     o an increase by 19 in the number of LIHTC Property Partnerships, particularly in the fourth quarter of 2006, which we have taken control of to protect our investments (see Note 18 of the condensed consolidated financial statements).

In addition, during the current quarter, a full three months of activity is included for the CMBS Fund Partnerships and Direct Loan Fund Partnership compared to only a partial period in 2006 (from the date of the Investors acquisition).

Results of consolidated partnerships are further discussed in RESULTS BY SEGMENT below.

Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions primarily with LIHTC Fund Partnerships and LIHTC Property Partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has a de minimis impact on our net income. Consolidation of the CMBS Fund
Partnership and Direct Loan Fund Partnership result in equity income eliminations as the income we earn from those funds is in the form of equity income. See OTHER INCOME AND INCOME ALLOCATIONS below.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


In the third quarters of 2007 and 2006, the following revenue amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:

                                                                     For the Three Months Ended September 30,
                                                                 ------------------------------------------------
(DOLLARS IN THOUSANDS)                                               2007             2006            % Change
------------------------------------------------------------     -------------    -------------     -------------
Mortgage revenue bond interest income                            $       5,863    $       1,785             228.5%
Other interest income                                                       --               53                --
Fee income                                                              13,722           15,823             (13.3)
Other revenues                                                           1,772            1,590              11.4
                                                                 -------------    -------------     -------------

  Total                                                          $      21,357    $      19,251              10.9%
                                                                 =============    =============     =============


EXPENSES

Additional detail regarding our expenses is presented in the table below:

                                                                     For the Three Months Ended September 30,
                                                                 ------------------------------------------------
(IN THOUSANDS)                                                       2007             2006            % Change
------------------------------------------------------------     -------------    -------------     -------------
Interest expense                                                 $      41,980    $      25,649              63.7%
Interest expense - preferred shares of subsidiary                        4,724            4,724                --

Salaries and benefits                                                   27,572           26,821               2.8
Other general and administrative                                        16,720           16,858              (0.8)
                                                                 -------------    -------------     -------------
  Subtotal general and administrative                                   44,292           43,679               1.4
                                                                 -------------    -------------     -------------

Depreciation and amortization                                           12,041           10,832              11.2
Write-off of intangible asset                                               --            2,547                --
Loss on impairment of assets                                               548              394              39.1
                                                                 -------------    -------------     -------------
  Subtotal before consolidated partnerships                            103,585           87,825              17.9
                                                                 -------------    -------------     -------------

Interest expense of consolidated LIHTC Fund and Property
  Partnerships                                                           3,501            6,199             (43.5)
Interest expense of consolidated CMBS Fund and Direct Loan
  Partnerships                                                          22,271            7,182             210.1
                                                                 -------------    -------------     -------------
                                                                        25,772           13,381              92.6
                                                                 -------------    -------------     -------------

Other expenses of consolidated LIHTC Fund and Property
  Partnerships                                                          24,852           18,344              35.5
Other expenses of consolidated CMBS Fund and Direct Loan
  Partnerships                                                           1,754              175                --
                                                                 -------------    -------------     -------------
                                                                        26,606           18,519              43.7
                                                                 -------------    -------------     -------------
  Subtotal expenses of consolidated partnerships                        52,378           31,900              64.2
                                                                 -------------    -------------     -------------

  Total expenses                                                 $     155,963    $     119,725              30.3%
                                                                 =============    =============     =============


The increase in interest expense reflects the higher amount of average debt outstanding ($2.5 billion in the third quarter of 2007 as compared to $2.0 billion in the third quarter of 2006). The higher balance in 2007 reflects:

     o    the cost of the Investors acquisition;
     o continuing capital deployment in the Affordable Housing segment for mortgage revenue bond and LIHTC investments; and
     o debt facilities of Investors used in Commercial Real Estate investing and fund sponsorship activities.

In addition, our average borrowing rate increased to 5.70% for the three months ended September 30, 2007 as compared to 4.90% in 2006 as a result of increases in the SIFMA and LIBOR rates in both years. The effect of rate increases was tempered, however, by a fixed rate securitization program in place since mid-2006 and the interest rate swaps that we have in place, some of which are "in the money". Also contributing to the increase in interest expense is a $7.9 million charge in the 2007 period representing the change in the fair value of three freestanding swaps on CMBS investments at Investors.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


While  our  borrowing  costs  have  increased  along  with  market  rates,   the
commencement of Centerline Financial in mid-2006 has enabled us to retain a significant portion of credit intermediation fees historically paid to third parties in connection with securitizations in the Affordable Housing segment. In addition, we anticipate Centerline Financial will enable us to lower our average cost of capital through more effective leverage of our assets.

The increase in salaries and benefits expense primarily relates to:

     o a full three months of salaries for the approximately 100 employees added upon the Investors acquisition as compared to one and a half months during 2006;
     o    the continued growth of our other component businesses; and
     o higher non-cash compensation costs related to non-vested share grants issued since September 2006.

Partially offsetting these increases was lower promote-sharing compensation in 2007 as compared to 2006 as the prior year period included an unusually high level of promote income, triggering a corresponding high level of compensation expense.

The write-off of intangible assets in 2006 represents a goodwill impairment charge of $0.9 million to account for the portion of our total investment in and advances to a subsidiary that we did not expect to recover and the write-off of $1.6 million in unamortized other intangible assets recognized at the time of its acquisition. There were no such charges in the 2007 quarter.

Loss on impairment of assets in both 2007 and 2006 related to mortgage revenue bonds associated with properties experiencing substandard performance (see Note 2 of the condensed consolidated financial statements).

Other expenses of the consolidated LIHTC Fund Partnership and LIHTC Property Partnership increased due to the increase in the number of consolidated entities since September 2006 (14 additional LIHTC Fund Partnerships and 19 LIHTC Property Partnerships). Virtually all of the expenses of the consolidated LIHTC Fund Partnership and LIHTC Property Partnerships are absorbed by their equity partners; as such, they have a de minimis impact on our net income.

Interest and Other expenses of consolidated CMBS Fund Partnerships pertain to funds we manage to syndicate investments in CMBS and associated resecuritization trusts. The Direct Loan Fund Partnership invests in real estate finance products, including first mortgage loans, subordinated notes, bridge loans and mezzanine loans. These items were incorporated into our financial results upon our acquisition of Investors in August 2006. Increases over prior year also relate to an increase in the number of consolidated entities since September 2006.

OTHER INCOME AND INCOME ALLOCATIONS

                                                                     For the Three Months Ended September 30,
                                                                 ------------------------------------------------
(DOLLARS IN THOUSANDS)                                               2007             2006            % Change
------------------------------------------------------------     -------------    -------------     -------------
Equity and other income (loss)                                   $         327    $      (3,777)        (108.7) %
                                                                 =============    =============     =============

Gain on termination of CCA loan                                  $          --    $       6,916                --%
Gain on sale or repayment of loans                                       3,066            1,322             131.9
Gain on sale or repayment of mortgage revenue bonds and other
  assets                                                                   342               51                --
                                                                 -------------    -------------     -------------
                                                                 $       3,408    $       8,289             (58.9)%
                                                                 =============    =============     =============

Income allocated to preferred shares of subsidiary               $      (1,556)   $      (1,556)              --%
                                                                 =============    =============     =============

Income allocated to SCUs                                         $      (4,398)   $      (5,725)             23.2%
Income allocated to SMUs                                                   (60)            (118)             49.2
Income allocated to SCIs                                                   (57)             (29)            (96.6)
Other minority interests                                                  (792)             101                --
                                                                 -------------    -------------     -------------
Income allocated to minority interests in subsidiaries, net      $      (5,307)   $      (5,771)              8.0%
                                                                 =============    =============     =============

Loss allocated to partners of consolidated partnerships          $      82,003    $     105,392             (22.2)%
                                                                 =============    =============     =============


Through August 2006, equity and other income (loss) included equity income related to our common and preferred interests in Investors prior to the acquisition. Beginning in May 2007, it includes equity income related to our

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


investment in AMAC (see Note 17). In all periods, this amount also includes our investments in tax advantaged investment vehicles similar to those we sponsor (which often produce equity losses). The loss in the 2006 period related to revisions to earnings estimates provided by Investors pre-acquisition and charges recorded by our other equity investees. The increase in the 2007 period related to the equity income from AMAC. Equity income from our investment in CMBS Fund Partnerships and Direct Loan Fund Partnership is eliminated in consolidation but positively impacts our net income. For the third quarter of 2007, this amount was $11.4 million compared to $10.1 million in 2006.

Gain on termination of CCA loan represents the $6.0 million cash paid to us by CCA to terminate our rights relating to a participating loan and the estimated value of the management interest in CUC that was assigned to us. There were no comparable transactions in 2007.

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Affordable Housing and Commercial Real Estate segment operations. See RESULTS BY SEGMENT below.

The income allocation to SCUs, SMUs and SCIs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were converted to common shares. Other minority interest principally represents the portion of Centerline Financial owned by Natixis.

The loss allocation to partners of consolidated partnerships represents the allocation of operating losses of LIHTC Fund and Property Partnerships and the income or losses of CMBS Fund Partnerships and Direct Loan Fund Partnership to outside investors which hold the majority ownership in these partnerships. With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have an insignificant equity interest or none at all. With respect to the CMBS Fund Partnerships and Direct Loan Fund Partnership, we have ownership of up to 25.0%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Results by Segment
------------------

AFFORDABLE HOUSING

The table below shows selected information regarding our Affordable Housing activities:

                                                                       For the Three Months Ended September 30,
                                                                   ------------------------------------------------
(DOLLARS IN THOUSANDS)                                                 2007             2006            % Change
---------------------------------------------------------------    -------------    -------------     -------------
                   MORTGAGE REVENUE BOND INVESTING STATISTICS

New mortgage revenue bond acquisitions                             $      99,160    $      81,969              21.0%
Funding of mortgage revenue bonds acquired in prior years                  2,000            2,450             (18.4)
                                                                   -------------    -------------     -------------
Total acquisition and funding activity                             $     101,160    $      84,419              19.8%


Mortgage revenue bonds repaid                                      $       8,099    $      27,510             (70.6)

Average portfolio balance (fair value)                             $   2,822,653    $   2,623,188               7.6%

Weighted average permanent interest rate of bonds acquired                  5.70%            5.61%
Weighted average yield of portfolio                                         5.98%            6.28%
Average borrowing rate (includes fees and effect of swaps) (1)              4.79%            4.37%
Average SIFMA rate                                                          3.70%            3.56%


                        LIHTC FUND SPONSORSHIP STATISTICS

Equity raised by LIHTC funds                                       $     132,912    $     432,801             (69.3)%
Equity invested by LIHTC funds (1)                                 $     323,009    $     388,268             (16.8)%

Mortgage revenue bond interest income (1)                          $      42,208    $      41,155               2.6%
Other interest income (1)                                                    332              206              61.2
Fee income from fund sponsorship (1)                                      26,055           35,714             (27.0)
Expense reimbursements                                                     1,285            2,147             (40.1)
Other revenues (1)                                                           405              480             (15.6)
                                                                   -------------    -------------     -------------
                                                                   $      70,285    $      79,702             (11.8)%
                                                                   =============    =============     =============

Interest expense and securitization fees (1)                       $      27,737    $      23,048              20.3%
Impairment of assets                                               $         548    $         394              39.1%
Repayments of mortgage revenue bonds and sales of other assets     $         301    $          49             514.3%

CAD (2)                                                            $      21,976    $      51,036             (56.9)
                                                                   =============    =============     =============

(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.

Mortgage Revenue Bond Investing
-------------------------------

The increase in mortgage revenue bond interest income is primarily due to the higher portfolio balance due to acquisition activity in the past year offset by a lower weighted average yield when analyzed against the comparable period.

While generally declining yields of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. With an increase in the average portfolio balance, our level of securitizations also increased which resulted in higher interest expense and securitization fees. By entering into a fixed rate securitization in 2006 and using interest rate swaps to fix the rate on a large portion of our remaining securitizations, we believe that we have significantly mitigated the impact on spreads of fluctuating SIFMA rates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


We recognized impairment on one mortgage revenue bond in the 2007 period and three in the 2006 period due to the substandard performance of the underlying properties and/or revision of the interest rate of the bond.

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

Decreased fund sponsorship revenues reflects the lower volume of equity invested in the third quarter of 2007 as compared to the same period in 2006 and also a decrease in the fee rate realized stemming from changes in the mix of funds originated period over period. Partially offsetting these decreases were increased partnership management fees that are collected at the time of closing and recognized over several years which increased in the period due to funds closed after the end of the 2006 quarter.

Other ongoing fees are earned based on the level of assets under management. Despite a higher population of funds, those fees decreased in 2007, primarily attributable to the timing of physical site visits from which we earn a portion of the fees. In addition, fees earned from older LIHTC funds decline as they dispose of assets. Since mid-2006, the Affordable Housing segment no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products segment). This segment, however, continues to recognize fees for transactions prior to mid-2006 but we expect the fee stream in this segment to continue to decline in future periods as amortization ends for fees related to older transactions.

Other
-----

Expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows.

Affordable Housing CAD
----------------------

CAD in this segment mostly comprises the "spread income" on our mortgage revenue bond investments and fee income based on fund sponsorship activity which is seasonal. CAD for the third quarter of 2007 decreased primarily due to a decline in fee income from lower fund sponsorship and investment activity principally as a result of a decline in origination activity in the quarter attributable to timing and an increase in interest expense that exceeded the increased mortgage revenue bond interest income. We expect that higher fund sponsorship activity, as normally experienced in the fourth quarter, will offset the effect of lower bond origination activity and increasing interest rates for the balance of the year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


COMMERCIAL REAL ESTATE

The table below shows selected information regarding our Commercial Real Estate activities:

                                                       September 30,
                                       ---------------------------------------------
(DOLLARS IN THOUSANDS)                      2007            2006          % Change
------------------------------------   -------------   -------------   -------------
Primary servicing mortgage portfolio   $   8,387,257   $   8,629,523            (2.8)%
                                       -------------   -------------   -------------
Carrying value of MSRs                 $      48,796   $      59,048           (17.4)%
                                       -------------   -------------   -------------
                                          For the Three Months Ended September 30,
                                       ---------------------------------------------
                                            2007            2006          % Change
                                       -------------   -------------   -------------
Mortgage originations                  $     248,681   $     444,842           (44.1)%

Mortgage origination fees (1)          $       1,436   $       2,440           (41.1)
Mortgage servicing fees                        4,484           4,764            (5.9)
Other fee income                               3,193           1,456           119.3
Other interest income (1)                      8,985           1,619           455.0
Prepayment penalties                             851           2,249           (62.2)
Other revenues                                 1,009             788            28.0
                                       -------------   -------------   -------------
  Total                                $      19,958   $      13,316            49.9%
                                       =============   =============   =============

Gain on sale of mortgages              $       3,107   $       8,240           (62.3)%
                                       =============   =============   =============

Equity income                          $      11,835   $       8,399            40.9%
                                       =============   =============   =============

CAD (2)                                $      17,797   $       9,594            85.5%
                                       =============   =============   =============

(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.


Originations
------------

The decrease in mortgage origination fees is attributable to the decrease in originations period over period. The lower level of originations in all categories was due to the disruptions in the mortgage markets during the quarter and the tightening of credit. In particular, originations for our lending program for AMAC and CRESS ("Centerline Direct") declined sharply as AMAC reduced its origination activity.

Mortgage originations for the three months ended September 30 are broken down as follows:

                                                                                             % change
(DOLLARS IN THOUSANDS)       2007         % of total           2006        % of total      2007 vs. 2006
----------------------   -------------   -------------    -------------   -------------    -------------
Fannie Mae               $     116,275            46.8%   $     127,470            28.7%            (8.8)%
Freddie Mac                     87,331            35.1          125,450            28.2            (30.4)
Centerline Direct               25,339            10.2          167,850            37.7            (84.9)
Conduit and other               19,736             7.9           24,072             5.4            (18.0)
                         -------------   -------------    -------------   -------------    -------------

  Total                  $     248,681           100.0%   $     444,842           100.0%           (44.1)%
                         =============   =============    =============   =============    =============


Servicing
---------

Mortgage servicing fees declined due to the lower primary servicing mortgage portfolio balance, a decrease in the servicing fee rate and the higher proportion of non-agency and non-loss sharing loans in the portfolio. This trend

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


has also affected the level of MSRs, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams. Generally, as our prepayments have increased, our MSRs have decreased.

Investments
-----------

Increased other interest income in this segment reflects the acquisition of Investors in mid-2006 as the operations acquired hold resecuritization certificates for investment. The 2007 amount reflects a full period of income while the 2006 results include only the period after acquisition. Also contributing to the increase over the prior period was the acquisition of $215.0 million of CMBS investments by Investors during the second quarter of 2007 which were subsequently sold to a new CMBS Fund Partnership in August 2007.


Other
-----

The increase in other fee income is due to increased assumption fees in connection with a higher level of assumptions in the 2007 period.

The decrease in prepayment penalties relates to a lower level of refinancing activity in the current quarter as compared to last year.

Gain on sale of mortgages relates directly to the value of MSRs recorded when loans are sold or servicing contracted is undertaken. The MSRs, in turn, are valued based on projected servicing revenues, which decreased in 2007 as compared to 2006 due to lower servicing fee rates for new originations as noted above.

We act as general partner of the CMBS Fund Partnerships and Direct Loan Fund Partnership we sponsor and own a portion of the funds. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. This category became a part of this segment upon the Investors acquisition in August 2006. The 2006 amount also includes the income from our membership interest in Investors prior to full acquisition, for which we recorded a loss associated with revisions to amounts recognized by Investors in prior periods.

Commercial Real Estate CAD
--------------------------

The increase in segment CAD is attributable to the Investors acquisition and the addition of equity and interest income streams in the middle of the 2006 quarter. Incremental revenues were partially offset by increased infrastructure costs that were due to the addition of the Investors business and the overall growth of this segment. We expect that the increased size of the CMBS Fund Partnerships under management (and the equity income we earn from them) will continue to drive increased CAD growth in this segment but will be offset to a degree by declining origination and servicing fee rates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


ASSET MANAGEMENT

The table below shows selected information regarding our Asset Management activities:

                                            September 30,
                            ----------------------------------------------
(DOLLARS IN THOUSANDS)           2007            2006          % Change
------------------------    -------------   -------------    -------------
Mortgage portfolio:
  Primary servicing (1)     $  27,351,380   $  17,765,131             54.0%
  Special servicing               198,151         245,313            (19.2)
Carrying value of MSRs              9,105          13,741            (33.7)
                            -------------   -------------    -------------
                                For the Three Months Ended September 30,
                            ----------------------------------------------
                                 2007            2006          % Change
                            -------------   -------------    -------------

Other interest income (2)   $       6,805   $       3,561             91.1%

Asset management fees (2)           3,803           4,546            (16.3)
Servicing fees (2)                  3,315           2,276             45.7
Other fees (2)                      3,297           1,241            165.7
                            -------------   -------------    -------------
  Subtotal                  $      10,415   $       8,063             29.2%
                            -------------   -------------    -------------

Other revenues (2)                    212               2               --
                            -------------   -------------    -------------
                            $      17,432   $      11,626             49.9%
                            =============   =============    =============

CAD (3)                     $      10,585   $       7,417             42.7%
                            =============   =============    =============

(1) Includes sub-servicing of the Commercial Real Estate servicing portfolio and excludes servicing on mortgage revenue bonds in the Affordable Housing segment.
(2) Prior to  intersegment  eliminations.
(3) See Note 16 for a description of CAD.


Revenues
--------

Revenues increased in the 2007 period as a result of the servicing business added as part of the Investors acquisition in the middle of the 2006 period. The remaining revenues in this segment represent charges to other segments for asset management and subservicing on the assets under management in those businesses. The growth in that revenue is reflective of the overall growth of assets under management throughout the Company, due to the sponsorship of new LIHTC funds and the growth of our Commercial Real Estate business, particularly with regard to the business done with AMAC, CRESS and the CMBS funds. The increase also includes earnings from escrow accounts maintained for the primary servicing portfolio and increased in 2007 due to higher balances as well as higher rates earned. Partially offsetting these increases is the absence of an accrual of incentive management fees from AMAC in the 2007 period, as we do not anticipate AMAC's current year earnings to reach incentive fee payment hurdles (at September 30, 2006, it was anticipated AMAC would reach those hurdles and thus we recorded an accrual for these fees).

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


CREDIT RISK PRODUCTS

                                    For the Three Months Ended September 30,
                                 ---------------------------------------------
(DOLLARS IN THOUSANDS)                2007            2006         % Change
------------------------------   -------------   -------------   -------------
Credit intermediation fees (1)   $       3,113   $         970           220.9%
Other interest income (1)                  854             420           103.3
Other revenues (1)                          19              --              --
                                 -------------   -------------   -------------
                                 $       3,986   $       1,390           186.8%
                                 =============   =============   =============

CAD (2)                          $       3,741   $      (1,060)          452.9%
                                 =============   =============   =============

(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.


Revenues
--------
Fee income is related to the credit intermediation of mortgage revenue bond securitizations which began in mid-2006 with the launch of Centerline Financial and fees associated with credit intermediation of certain LIHTC funds. The volume of credit intermediation provided to the Affordable Housing segment now exceeds $1.4 billion. We expect these fees to continue to grow` as we expand our bond portfolio and the proportion of Affordable Housing securitizations that involve credit intermediation by Centerline Financial.

Interest income in this segment relates to the investment of cash balances maintained by Centerline Financial.

Credit Risk Products CAD
------------------------

The increase in CAD results is due to expansion of operations since the inception of the business in mid-2006. As we continue to seek opportunities to provide services external to Centerline, we expect revenues and CAD to benefit accordingly.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control. With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have no equity interest or, in the case of 37 partnerships, an insignificant equity interest. With respect to CMBS Fund Partnerships and Direct Loan Fund Partnership, we have ownership of up to 25.0% and also receive additional equity income allocations as manager.

     LIHTC FUND PARTNERSHIPS AND LIHTC PROPERTY PARTNERSHIPS

     Our Affordable Housing segment earns fees from LIHTC Fund Partnerships and interest on mortgage revenue bonds for which LIHTC Property Partnerships are the obligors. The LIHTC Fund Partnerships are tax credit equity investment funds we sponsor and manage. The LIHTC Property Partnerships are partnerships for which we have assumed the role of general partner.

     The increased revenue, expense, equity loss and allocation amounts in 2007 are due to the addition of 14 LIHTC Fund Partnerships over the past year and the assumption of the general partner interests in 19 LIHTC Property Partnerships.

     As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third party investors except for a de minimis amount which represents our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS FUND PARTNERSHIPS AND DIRECT LOAN FUND PARTNERSHIP

     CMBS Fund Partnerships and Direct Loan Fund Partnership were included in this segment upon our acquisition of Investors in August 2006. The higher amounts of revenue and expenses associated with these funds are due to the inclusion of the results in all of the third quarter of 2007 as compared to the post-acquisition period in 2006. In addition, the growth of the funds and the launching of a third CMBS fund in the third quarter of 2007 contributed to the increase.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
---------------------------------------------

The following is a summary of our operations for the nine months ended September 30, 2007 and 2006:

(DOLLARS IN THOUSANDS)                   2007        % of Revenues         2006         % of Revenues       % Change
---------------------------------   -------------    -------------     -------------    -------------    -------------
Total revenues                      $     410,580            100.0%    $     259,010           100.0%            58.5%
Total expenses                      $     464,272            113.1%    $     312,689           120.7%            48.5%
(Loss) income before income taxes   $      (3,943)            (1.0)%   $      37,385            14.4%          (110.5)%
Net income                          $         877              0.2%    $      33,476            12.9%           (97.4)%


The growth in revenues was due principally to revenues earned by funds we consolidated upon the acquisition of Investors in August 2006, and the interest income from investments held by that business.

Total expenses in the 2007 period reflect increased interest and infrastructure costs due to the growth of our businesses in the past year, and costs incurred by the consolidated partnerships, the population of which has grown significantly with the acquisition of Investors and through new fund sponsorships. The 2007 period also includes significant impairment charges and receivable reserves associated with certain investment properties.

We recorded a loss before income taxes for the 2007 period as compared to income in the 2006 period. Much of the current year loss was due to:

     o    increased interest costs;
     o significant impairment charges in the first quarter of 2007 recognized on mortgage revenue bonds and a charge to reserve against associated receivables;
     o non-cash costs stemming from the acquisition of Investors, such as amortization of restricted shares awarded in connection with the transaction and amortization of intangible assets acquired; and
     o    severance costs associated with the departure of an executive officer.

The 2006 period also included the gain on termination of CCA loan of approximately $6.9 million while there were no corresponding gains in the 2007 period. In addition, the first nine months of 2006 included non-recurring costs relating to corporate initiatives with no similar charges in the current year.

REVENUES

                                                 For the Nine Months Ended September 30,
                                            -------------------------------------------------
(DOLLARS IN THOUSANDS)                           2007              2006            % Change
-------------------------------------       -------------     -------------     -------------
Mortgage revenue bond interest income       $     111,977     $     114,802              (2.5)%

Other interest income                              45,922            20,001             129.6

Fee income                                         58,614            68,138             (14.0)

Other revenues:
   Expense reimbursements                           1,807             2,456             (26.4)
   Rental income of real estate owned               4,680             4,004              16.9
   Prepayment penalties                             2,908             4,691             (38.0)
   Other                                            2,741             2,570               6.7
                                            -------------     -------------     -------------
Total other revenues                               12,136            13,721             (11.6)
                                            -------------     -------------     -------------

Subtotal                                          228,649           216,662               5.5
                                            -------------     -------------     -------------

Revenues of consolidated partnerships             181,931            42,348             329.6
                                            -------------     -------------     -------------

   Total revenues                           $     410,580     $     259,010              58.5%
                                            =============     =============     =============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


A large portion of the revenue increase was due to the Investors acquisition. Revenues attributable to Investors are included within other interest income, fee income, other revenues and revenues of consolidated partnerships. Adjusting to include Investors in the 2006 period, revenues would have increased approximately 18.6%.

Mortgage revenue bond interest income and Fee income are discussed in RESULTS BY SEGMENT below.

Other interest income includes income from CMBS and resecuritization certificates held in our Commercial Real Estate segment and interest earned on escrow balances in our Asset Management segment. The increase compared to the 2006 period relates to:

     o interest generated by CMBS and resecuritization certificates we hold through Investors (acquired in August 2006 and thus for which interest was earned only during part of the 2006 period); and
     o higher cash balances (predominantly the escrow accounts) coupled with higher market interest rates for temporary investments.

Partially offsetting these increases was the absence in 2007 of interest earned on a $20.0 million loan to CCA. That loan was repaid in September 2006 and there is no comparable revenue in 2007.

Revenues of consolidated partnerships increased due to:

     o an increase by 14 in the number of LIHTC Fund Partnerships, one additional CMBS Fund Partnership and additional fundings made at existing partnerships since September 2006; and
     o an increase by 19 in the number of LIHTC Property Partnerships over the past year which we have taken control of to protect our investments (see Note 18).

In addition, in the current year, a full nine month's of results are included for the CMBS Fund Partnerships and Direct Loan Fund Partnership compared to only a partial period in 2006 (from the date of the Investors acquisition).

Results of consolidated partnerships are further discussed in RESULTS BY SEGMENT below.

Offsetting the revenue gains is the elimination of revenues earned by our subsidiaries in transactions primarily with LIHTC Fund Partnerships and LIHTC Property Partnerships we have consolidated but in which we have virtually no equity interest. Although the amounts are eliminated in consolidation, the net losses recognized by those partnerships in connection with these transactions are absorbed by their equity partners; as such, the elimination in consolidation has a de minimis impact on our net income. Consolidation of the CMBS Fund
Partnerships and Direct Loan Fund Partnership result in equity income eliminations as the income we earn from those funds is in the form of equity income. See OTHER INCOME AND INCOME ALLOCATIONS below.

In the 2007 and 2006 periods, the following revenue amounts were eliminated, as they represented transactions between consolidated partnerships and our other component businesses:

                                               For the Nine Months Ended September 30,
                                          -------------------------------------------------
(DOLLARS IN THOUSANDS)                         2007              2006            % Change
-------------------------------------     -------------     -------------     -------------
Mortgage revenue bond interest income     $      15,384     $       6,072             153.4%
Other interest income                                --               158                --
Fee income                                       38,066            37,737               0.9
Other revenues                                    4,228             4,595              (8.0)
                                          -------------     -------------     -------------

  Total                                   $      57,678     $      48,562              18.8%
                                          =============     =============     =============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


EXPENSES

                                                                      For the Nine Months Ended September 30,
                                                                 -------------------------------------------------
(IN THOUSANDS)                                                       2007              2006            % Change
----------------------------------------------------------       -------------     -------------     -------------
Interest expense                                                 $      99,723     $      67,242              48.3%
Interest expense - preferred shares of subsidiary                       14,173            14,173                --

Salaries and benefits                                                   91,460            64,782              41.2
Other general and administrative                                        53,196            51,323               3.6
                                                                 -------------     -------------     -------------
  Subtotal general and administrative                                  144,656           116,105              24.6
                                                                 -------------     -------------     -------------

Depreciation and amortization                                           34,133            33,961               0.5
Write-off of intangible assets                                              --             2,547                --
Loss on impairment of assets                                            19,933             2,665             648.0
                                                                 -------------     -------------     -------------
  Subtotal before consolidated partnerships                            312,618           236,693              32.1
                                                                 -------------     -------------     -------------

Interest expense of consolidated LIHTC Fund and Property
  Partnerships                                                          15,949            18,756             (15.0)
Interest expense of consolidated CMBS Fund and Direct Loan
  Partnerships                                                          56,137             7,182             681.6
                                                                 -------------     -------------     -------------
                                                                        72,086            25,938             177.9
                                                                 -------------     -------------     -------------

Other expenses of consolidated LIHTC Fund and Property
  Partnerships                                                          75,581            49,883              51.5
Other expenses of consolidated CMBS Fund and Direct Loan
  Partnerships                                                           3,987               175                --
                                                                 -------------     -------------     -------------
                                                                        79,568            50,058              59.0
                                                                 -------------     -------------     -------------
  Subtotal expenses of consolidated partnerships                       151,654            75,996              99.6
                                                                 -------------     -------------     -------------

  Total expenses                                                 $     464,272     $     312,689              48.5%
                                                                 =============     =============     =============


The increase in interest expense reflects the higher amount of average debt outstanding ($2.5 billion in the 2007 period as compared to $1.9 billion in the comparable 2006 period). The higher balance in 2007 reflects:

     o    the cost of the Investors acquisition;
     o continuing capital deployment in the Affordable Housing segment for mortgage revenue bond and LIHTC investments;
     o    capital requirements of our Credit Risk Products businesses; and
     o debt facilities of Investors used in Commercial Real Estate investing and fund sponsorship activities.

In addition, our average borrowing rate increased to 5.29% in 2007 as compared to 4.51% in 2006 as a result of increases in the SIFMA and LIBOR rates in both years. The effect of rate increases was tempered, however, by a fixed rate securitization program in place since mid-2006 and the interest rate swaps that we have in place, some of which are "in the money". Also contributing to the increase in interest expense is a $6.8 million charge in the 2007 period representing the change in the fair value of three freestanding swaps on CMBS investments at Investors.

While our borrowing costs have increased with market rates, the commencement of Centerline Financial has enabled us to retain a significant portion of credit intermediation fees historically paid to third parties in connection with securitizations in the Affordable Housing segment. In addition, we anticipate Centerline Financial will enable us to lower our average cost of capital through more effective leverage of our assets.

The increase in salaries and benefits expense primarily relates to:

     o a full nine months of salaries for the approximately 100 employees added upon the Investors acquisition as compared to one and a half months during 2006;
     o $9.2 million of incremental non-cash compensation cost related to non-vested shares issued in connection with the Investors acquisition;
     o higher non-cash compensation costs related to non-vested share grants issued since September 2006;
     o    the continued growth of our component businesses; and
     o $2.7 million of severance costs, primarily associated with the retirement of an executive officer.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Partially offsetting these increases was lower promote-sharing compensation in 2007 as compared to 2006 as the prior year period included an unusually high level of promote income, triggering a corresponding high level of compensation expense.

The increase in other general and administrative expenses primarily resulted from the following:

o        higher infrastructure costs following the Investors acquisition and
o        costs incurred in relation to the Company's re-branding.

These increases were partially offset by incremental costs incurred during the second quarter of 2006 related to corporate initiatives with no corresponding costs in the current year period.

Depreciation and amortization expenses were higher in the 2007 period primarily due to increased amortization of MSRs. In addition to $14.5 million in MSRs acquired as part of the Investors acquisition in August 2006, we recorded incremental assets since September 30, 2006, due to mortgage origination activity within our Commercial Real Estate segment. Partially offsetting the increased amortization were higher expenses in 2006 related to a $3.4 million write-off of deferred costs in connection with restructuring of our securitization programs.

The write-off of intangible assets in 2006 represents a goodwill impairment charge of approximately $0.9 million to account for the portion of our total investment in and advances to a subsidiary that we did not expect to recover and the write-off of $1.6 million in unamortized other intangible assets recognized at the time of its acquisition. There were no comparable charges in the current year period.

Impairment of assets in 2007 related to nine mortgage revenue bonds associated with eight properties experiencing substandard performance and the change in our strategy with respect to protecting our investment in certain assets (see Notes 2 and 18). The charge recorded in 2006 related to seven bonds experiencing substandard performance, the terms for one of which we revised to reduce the interest rate.

Other expenses of the consolidated LIHTC Fund Partnerships and LIHTC Property Partnerships increased due to the increase in the number of consolidated entities since September 2006 (14 additional LIHTC Fund Partnerships and 19 LIHTC Property Partnerships). Virtually all of the expenses of the consolidated LIHTC Fund Partnerships and LIHTC Property Partnerships are absorbed by their equity partners; as such, they have an insignificant impact on our net income.

Interest and Other expenses of consolidated CMBS Fund Partnerships and Direct Loan Fund Partnership were incorporated into our financial results upon our acquisition of Investors in August 2006.

OTHER INCOME AND INCOME ALLOCATIONS

                                                             For the Nine Months Ended September 30,
                                                        -------------------------------------------------
(DOLLARS IN THOUSANDS)                                       2007              2006            % Change
---------------------------------------------------     -------------     -------------     -------------
 Equity and other income (loss)                         $         (77)    $         589            (113.1)%
                                                        =============     =============     =============
 Gain on termination of CCA loan                        $          --     $       6,916               --%
 Gain on sale or repayment of loans                             5,768             8,378             (31.2)
 Gain on sale or repayment of mortgage revenue
   bonds and other assets                                       1,228               963              27.5
                                                        -------------     -------------     -------------
                                                        $       6,996     $      16,257             (57.0)%
                                                        =============     =============     =============

 Income allocated to preferred shares of subsidiary     $      (4,669)    $      (4,669)              --%
                                                        =============     =============     =============

 Income allocated to SCUs                               $        (371)    $     (13,085)             97.2%
 Income allocated to SMUs                                          (7)             (288)             97.6
 Income allocated to SCIs                                          (6)              (29)             79.3
 Other minority interests                                        (514)              101            (608.9)
                                                        -------------     -------------     -------------
 Income allocated to minority interests in
   subsidiaries, net                                    $        (898)    $     (13,301)             93.2%
                                                        =============     =============     =============

 Loss allocated to partners of consolidated
   partnerships                                         $     260,890     $     301,263             (13.4)%
                                                        =============     =============     =============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Through August 2006, equity and other income (loss) included equity income related to our common and preferred interests in Investors prior to the acquisition. In both periods, this amount also includes our investments in tax advantaged investment vehicles similar to those we sponsor (which often produce equity losses). The loss for the 2007 period primarily reflects the tax advantaged investment vehicles, partially offset by equity income related to our investment in AMAC which began in May 2007 (see Note 17). Equity income from our investment in CMBS Fund Partnerships and Direct Loan Fund Partnership is eliminated in consolidation but positively impacts our net income by $21.0 million in 2007 compared to $10.1 million in 2006, which represented only a partial period from the acquisition date.

Gain on termination of CCA loan represents the $6.0 million cash paid to us by CCA to terminate our rights relating to participating loan and the estimated value of the management interest in CUC that was assigned to us.

Gains related to mortgage revenue bonds and loans fluctuate in relation to relative activity levels in the Affordable Housing and Commercial Real Estate businesses. See RESULTS BY SEGMENT below.

The allocations to SCUs, SMUs and SCIs of subsidiaries represents the proportionate share of after-tax loss or income attributable to holders of subsidiary equity as if they were all converted to common shares. Other minority interest principally represents the portion of Centerline Financial owned by Natixis.

The loss allocation to partners of consolidated partnerships represents the allocation of operating losses of LIHTC Fund and Property Partnerships and the income or losses of CMBS Fund Partnerships and Direct Loan Fund Partnership to outside investors that hold the majority ownership in these partnerships. With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have an insignificant equity interest or none at all. With respect to the CMBS Fund Partnerships and Direct Loan Fund Partnership, we have ownership of up to 25.0%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Results by Segment
------------------

AFFORDABLE HOUSING

The table below shows selected information regarding our Affordable Housing activities:

                                                                      For the Nine Months Ended September 30,
                                                                 -------------------------------------------------
(DOLLARS IN THOUSANDS)                                                2007              2006            % Change
-------------------------------------------------------------    -------------     -------------     -------------
                   MORTGAGE REVENUE BOND INVESTING STATISTICS

New mortgage revenue bond acquisitions                           $     148,812     $     237,349             (37.3)%
Funding of mortgage revenue bonds acquired in prior years                3,541            12,540             (71.8)
Acquisitions related to prior period forward commitments                20,880            48,396             (56.9)
                                                                 -------------     -------------     -------------
Total acquisition and funding activity                           $     173,233     $     298,285             (41.9)%

Mortgage revenue bonds repaid                                    $      10,721     $      59,492             (82.0)%

Average portfolio balance (fair value)                           $   2,777,596     $   2,523,154              10.1%

Weighted average permanent interest rate of bonds acquired                5.83%             6.01%
Weighted average yield of portfolio                                       6.11%             6.40%
Average borrowing rate (includes fees and effect of swaps) (1)            4.80%             4.19%
Average SIFMA rate                                                        3.69%             3.40%


                        LIHTC FUND SPONSORSHIP STATISTICS

Equity raised by LIHTC funds                                     $     549,499     $     801,758             (31.5)%
Equity invested by LIHTC funds (1)                               $     610,873     $     758,944             (19.5)%

Mortgage revenue bond interest income (1)                        $     127,361     $     120,874               5.4%
Other interest income (1)                                                  978             1,196             (18.2)
Fee income from fund sponsorship (1)                                    61,660            80,096             (23.0)
Expense reimbursements                                                   4,227             5,833             (27.5)
Other revenues (1)                                                         903               712              26.8
                                                                 -------------     -------------     -------------
                                                                 $     195,129     $     208,711              (6.5)%
                                                                 =============     =============     =============

Interest expense and securitization fees (1)                     $      76,644     $      59,077              29.7%
Impairment of assets                                             $      19,933     $       2,665             648.0%
Repayments of mortgage revenue bonds and sales of other assets   $         954     $         958              (0.4)%

CAD (2)                                                          $      62,779     $     111,653             (43.8)%
                                                                 =============     =============     =============

(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.


Mortgage Revenue Bond Investing
-------------------------------
The increase in mortgage revenue bond interest income is primarily due to the increased investment base resulting from new bonds funded during 2006 and the first nine months of 2007, partially offset by a lower weighted average yield of the portfolio over the same period.

While generally declining interest rates of bonds acquired has gradually lowered the average yield of our portfolio, we continue to earn a positive spread on our portfolio. With an increase in the average portfolio balance, our level of securitizations also increased which resulted in the higher interest expense and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


securitization fees. By entering into a fixed rate securitization in 2006 and using interest rate swaps to fix the rate on a large portion of our remaining securitizations, we believe that we have significantly mitigated the impact on spreads of fluctuating SIFMA rates.

We recognized impairment on nine mortgage revenue bonds in the 2007 period and seven in the 2006 period. Of the 2007 charge recorded, $15.0 million pertained to a portfolio of property partnerships for which we assumed the general partner interest in 2005. In the first quarter of 2007, we reassessed our strategy with respect to the ultimate recovery of our investments in these properties. The strategies to be followed for individual bonds may involve a change in our planned holding period of the asset or the level of additional funding we may provide, if any. The initial assessment of four of the mortgage revenue bonds caused us to recognize impairment due in part to the revision of the estimated level and timing of cash flows for the valuation of the properties. See also notes 2 and 18 to the condensed consolidated financial statements.

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

Decreased fund sponsorship revenues reflect the lower volume of equity raised and invested in the first nine months of 2007. In addition, the mix of fund sponsorships served to decrease the fee realization rate due to a higher proportion of "multi-investor" funds included in equity raised for the 2007 period. Partially offsetting this decline, certain ongoing fees (such as partnership management fees that are collected at the time of closing and recognized over several years) increased in the period due to funds closed after the end of the 2006 quarter.

Other ongoing fees are earned based on the level of assets under management. Despite a higher population of funds, those fees decreased in 2007, primarily attributable to the timing of physical site visits from which we earn a portion of the fees (we expect site visit fees to recover in the fourth quarter resulting in similar amounts for the 2007 and 2006 years). In addition, fees earned from older LIHTC funds decline as they dispose of assets.

Since mid-2006, the Affordable Housing segment no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products segment). This segment, however, continues to recognize fees for transactions prior to mid-2006 but we expect the fee stream in this segment to continue to decline in future periods as amortization ends for fees related to older transactions.

Other
-----

Expense reimbursement and other revenues in this segment consist largely of service fees charged to entities (including consolidated partnerships) we manage and fluctuate with the growth of the number of those entities and their cash flows.

Affordable Housing CAD
----------------------

CAD in this segment mostly comprises the "spread income" on our mortgage revenue bond investments and fee income based on fund sponsorship activity which is seasonal. CAD for the first nine months of 2007 decreased primarily due to a decline in fee income from lower fund sponsorship and investment activity principally as a result of a decline in origination activity in the quarter and an increase in interest expense that exceeded the increased mortgage revenue bond interest income. The decline in origination activity is principally related to the timing of fund closings in the early part of the fourth quarter in 2007 as contrasted with the end of the third quarter in 2006. We expect that higher fund sponsorship activity, as normally experienced in the fourth quarter, will offset the effect of lower bond origination activity and increasing interest rates for the balance of the year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


COMMERCIAL REAL ESTATE

The table below shows selected information regarding our Commercial Real Estate activities:

                                                                                   September 30,
                                                                 -------------------------------------------------
(DOLLARS IN THOUSANDS)                                                2007              2006            % Change
-------------------------------------------------------------    -------------     -------------     -------------
Primary servicing mortgage portfolio at September 30             $   8,387,257     $   8,629,523              (2.8)%
                                                                 -------------     -------------     -------------
Carrying value of mortgage servicing rights at September 30      $      48,796     $      59,048             (17.4)%
                                                                 -------------     -------------     -------------
                                                                      For the Nine Months Ended September 30,
                                                                 -------------------------------------------------
                                                                      2007              2006            % Change
                                                                 -------------     -------------     -------------
Mortgage originations                                            $   1,375,575     $   1,184,045              16.2%

Mortgage origination fees (1)                                    $       5,403     $       7,231             (25.3)%
Mortgage servicing fees                                                 13,672            14,889              (8.2)
Other fee income                                                         5,794             2,828             104.9
Other interest income (1)                                               19,544             6,598             196.2
Prepayment penalties                                                     2,893             4,284             (32.5)
Other revenues                                                           1,262             2,728             (53.7)
                                                                 -------------     -------------     -------------

  Total                                                          $      48,568     $      38,558              26.0%
                                                                 =============     =============     =============

Gain on sale of mortgages                                        $       6,042     $      15,299             (60.5)%
                                                                 =============     =============     =============

Equity income                                                    $      21,459     $      13,105              63.7%
                                                                 =============     =============     =============

CAD (2)                                                          $      28,293     $      14,054             101.3%
                                                                 =============     =============     =============

(1) Prior to intersegment eliminations.
(2) See Note 16 for a description of CAD.


Originations
------------

As depicted in the table below, Fannie Mae originations decreased and Centerline Direct originations increased from the prior period because our loan origination department focused its efforts on originating loans for our Centerline Direct program. The volume and proportion of Centerline Direct originations declined beginning in the third quarter of 2007 as a result of market conditions as further described in the discussion of quarterly results and we expect this trend may continue in future periods.

Despite an overall increase in mortgage  originations  for the period,  mortgage origination fees decreased over the same period as the average rate of origination fees was impacted by the higher proportion of non-agency originations (generally resulting in lower originations fee) and spread compression in the market.

Mortgage originations for the nine months ended September 30 are broken down in the table below:

                                                                                             % change
(DOLLARS IN THOUSANDS)         2007         % of total          2006        % of total      2007 vs. 2006
----------------------    -------------   -------------    -------------   -------------    -------------
Fannie Mae                $     372,548            27.1%   $     550,254            46.5%           (32.3)%
Freddie Mac                     265,110            19.3          215,465            18.2             23.0
Centerline Direct               657,611            47.8          319,050            26.9            106.1
Conduit and other                80,306             5.8           99,276             8.4            (19.1)
                          -------------   -------------    -------------   -------------    -------------

  Total                   $   1,375,575           100.0%   $   1,184,045           100.0%            16.2%
                          =============   =============    =============   =============    =============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Servicing
---------

Mortgage servicing fees declined due to a lower primary servicing mortgage portfolio, a decrease in the servicing fee rate and the higher proportion of non-agency and non-loss sharing loans in the portfolio. This trend has also affected the level of MSRs, as write-offs in connection with the prepayment of mortgages at higher servicing rates are replaced with new assets generating lower fee streams. Generally, as our prepayments have increased, our MSRs have decreased.

Investments
-----------

Increased interest income in this segment reflects the acquisition of Investors in August 2006 as the operations acquired hold CMBS and resecuritization certificates for investment. The 2007 amount reflects a full period of income while the 2006 results include only the period after acquisition. Also contributing to the increase over the prior period was the acquisition of $215.0 million of CMBS investments by Investors during the second quarter of 2007 which were subsequently sold to a new CMBS Fund Partnership in August 2007.

Other
-----

The increase in other fee income is due to increased assumption fees in connection with a higher level of assumptions in the 2007 period. The higher level of assumptions in the 2007 period is partially due to a full nine months of Investors results in the 2007 period compared to only one and a half months in the 2006 period.

The decrease in prepayment penalties relates to a lower level of refinancing activity in the current year as compared to last year.

Gain on sale of mortgages relates directly to the value of MSRs recorded when loans are sold. The MSRs, in turn, are valued based on projected servicing revenues, which decreased in 2007 as compared to 2006 due to lower servicing fee rates for new originations as noted above.

We act as general partner of the CMBS Fund Partnerships and Direct Loan Fund Partnership we sponsor and we own a portion of the funds. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. This category became a part of this segment upon the Investors acquisition while the 2006 amount also includes income from our membership interest in Investors prior to acquisition.

Commercial Real Estate CAD
--------------------------

The increase in segment CAD is attributable to the Investors acquisition and the addition of equity and interest income streams in August 2006. Incremental revenues were partially offset by increased infrastructure costs that were due to the addition of the Investors business and the overall growth of this segment. Also partially offsetting the gains was the gain on the termination of the CCA loan realized in 2006 for which there was no comparable amount in 2007. We expect that the continuing growth of CMBS Fund Partnerships under management (and the equity income we earn from them) will continue to drive increased CAD growth in this segment but will be offset to a degree by declining origination and servicing fee rates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


ASSET MANAGEMENT

The table below shows selected information regarding our Asset Management activities:

                                                  September 30,
                                 -----------------------------------------------
(DOLLAR IN THOUSANDS)                2007             2006            % Change
-----------------------------    -------------   -------------     -------------
Mortgage portfolio:
  Primary servicing (1)          $  27,351,380   $  17,765,131              54.0%
  Special servicing                    198,151         245,313             (19.2)
Carrying value of MSRs                   9,105          13,741             (33.7)
                                 -------------   -------------     -------------
                                     For the Nine Months Ended September 30,
                                 -----------------------------------------------
                                     2007             2006            % Change
                                 -------------   -------------     -------------
Other interest income (2)        $      18,612   $       7,869             136.5%

Asset management fees (2)               10,833           9,996               8.4
Servicing fees (2)                       9,027           5,607              61.0
Other fees (2)                           7,483           1,241             503.0
                                 -------------   -------------     -------------
  Subtotal                       $      27,343   $      16,844              62.3%
                                 -------------   -------------     -------------

Other revenues (2)                         628               2                --
                                 -------------   -------------     -------------
                                 $      46,583   $      24,715              88.5%
                                 =============   =============     =============

CAD (3)                          $      24,627   $      13,871              77.5%
                                 =============   =============     =============

(1) Includes sub-servicing of the Commercial Real Estate servicing portfolio. Excludes servicing on mortgage revenue bonds in the Affordable Housing segment.
(2)  Prior to  intersegment  eliminations.
(3)  See Note 16 for a description of CAD.


Revenues
--------

Revenues increased in the 2007 period as a result of the servicing business added as part of the Investors acquisition. The remaining revenues in this segment represent charges to other segments for asset management and subservicing on the assets under management in those businesses. The growth in the segment revenue is reflective of the overall growth of assets under management throughout the Company, due to the sponsorship of new LIHTC funds and the growth of our Commercial Real Estate segment, particularly with regard to the business done with AMAC, CRESS and the CMBS funds. The increase also includes earnings from escrow accounts maintained for the primary servicing portfolio and increased in 2007 due to higher balances as well as higher rates earned. Partially offsetting the increases is the absence of an accrual of incentive management fees from AMAC in the 2007 period, as we do not anticipate AMAC's current year earnings to reach incentive fee payment hurdles (at September 30, 2006, it was anticipated AMAC would reach those hurdles and thus we recorded an accrual for these fees).

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


CREDIT RISK PRODUCTS

                                     For the Nine Months Ended September 30,
                                 -----------------------------------------------
(DOLLAR IN THOUSANDS)                2007             2006            % Change
-----------------------------    -------------   -------------     -------------
Credit intermediation fees (1)   $       8,498   $         970             776.1%
Other interest income (1)                2,912             430             577.2
Other revenues (1)                         129              --                --
                                 -------------   -------------     -------------
                                 $      11,539   $       1,400             724.2%
                                 =============   =============     =============

CAD (2)                          $      11,806   $      (5,364)            320.1%
                                 =============   =============     =============

(1)  Prior to intersegment eliminations.
(2)  See Note 16 for a description of CAD.


Revenues
--------

Fee income is related to the credit intermediation of mortgage revenue bond securitizations which began in mid-2006 with the launch of Centerline Financial and fees associated with credit intermediation of certain LIHTC funds. The volume of credit intermediation provided to the Affordable Housing segment now exceeds $1.4 billion. We expect these fees to continue growing as we expand our bond portfolio and the proportion of Affordable Housing securitizations that involve credit intermediation by Centerline Financial.

Interest income in this segment relates to the investment of cash balances maintained by Centerline Financial.

Credit Risk Products CAD
------------------------

The negative CAD in this segment for 2006 relates to start-up costs incurred prior to the launch of Centerline Financial. The positive 2007 CAD results are entirely due to the inception of the business in mid-2006 and the absence of the non-recurring start-up costs. As we continue to seek opportunities to provide services external to Centerline, we expect revenues and CAD to benefit accordingly.

CONSOLIDATED PARTNERSHIPS

The results of consolidated partnerships reflected in our financial statements are for entities we control according to the definitions of FIN 46(R), and other partnerships we control. With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have no equity interest or, in the case of 37 partnerships, an insignificant equity interest. With respect to CMBS Fund Partnerships and Direct Loan Fund Partnership, we have ownership of up to 25.0% and also receive additional equity income allocations as manager.

     LIHTC FUND PARTNERSHIPS AND LIHTC PROPERTY PARTNERSHIPS

     Our Affordable Housing segment earns fees from LIHTC Fund Partnerships and interest on mortgage revenue bonds for which LIHTC Property Partnerships are the obligors. The LIHTC Fund Partnerships are tax credit equity investment funds we sponsor and manage. The LIHTC Property Partnerships are partnerships for which we have assumed the role of general partner.

     The increased revenue, expense, equity loss and allocation amounts in 2007 are due to the addition of 14 LIHTC Fund Partnerships over the past year and the assumption of the general partner interests in 19 LIHTC Property Partnerships.

     As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to those partners except for de minimis amounts that represent our nominal ownership. As a result, the consolidation of these partnerships has an insignificant impact on our net income.

     CMBS FUND PARTNERSHIPS AND DIRECT LOAN FUND PARTNERSHIP

     CMBS Fund Partnerships and Direct Loan Fund Partnership were included in this segment upon our acquisition of Investors in August 2006. The higher amounts of revenue and expenses associated with these funds are due to the inclusion of the results in all of the 2007 period as compared to the post-acquisition period in 2006. In addition, the growth of the funds and the launching of a third CMBS fund in the third quarter of 2007 contributed to the increases.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


INCOME TAXES
------------

A large majority of our pre-tax income is derived from the mortgage revenue bond investing within our Affordable Housing segment and CMBS fund sponsorship activities in our Commercial Real Estate segment. The subsidiaries through which we conduct these activities are structured as flow-through entities and, generally, their income is not subject to income taxes. Our other businesses, however, are conducted in corporations and are subject to income taxes. Because the distributions paid on the minority interests in these corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses, they often have losses for book purposes.

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109") which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Company recognized an income tax benefit in the nine months ended September 30, 2007 and a provision in the comparable 2006 period. The effective tax rate on a consolidated basis for the nine months ended September 30, 2007 and 2006 was 122.2% and (10.5)%, respectively. The effective rate for our corporate subsidiaries that were subject to taxes was 8.0% and (20.5)% for the nine months ended September 30, 2007 and 2006, respectively.

For all periods, our effective tax rate on a consolidated basis as well as for our taxable subsidiaries was favorably impacted by tax exempt interest earned and distributions to minority shareholders and negatively impacted by the valuation allowance on net deferred tax assets as discussed below.

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

Recent Market Events
--------------------

During and subsequent to the third quarter of 2007, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to single-family subprime mortgage assets, to which we are not exposed, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. The impact on the financial results has been included, where appropriate, in our discussion of the results of operations for the third quarter of 2007. See also Note 19 to our Condensed Consolidated Financial Statements.

Management believes we are able to manage our operations such that we are able to limit the impact to our liquidity as a result of recent events. Furthermore, our current financing sources and cash flows from operations are adequate to meet our ongoing liquidity needs for the near term. We also note that as of October 30, 2007 Standard & Poor's rated our credit quality as BB with a stable outlook.

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

We have the following debt and securitization facilities that provide us with short-term and long-term liquidity:

     o a warehouse facility with a capacity of $250.0 million as of September 30, 2007, used for mortgage banking needs, which matures in May 2008;

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


     o a revolving credit facility with a capacity of $320.0 million as of September 30, 2007, used to acquire equity interests in property ownership entities prior to the inclusion of these equity interests into investment funds, as well as for other corporate purposes, which matures in August 2009. We expect further lender commitments that would raise the capacity of this facility to $375.0 million;
     o securitizations through the Merrill Lynch P-FLOATs/RITES program and through the Goldman Sachs Floats/Residuals program of a specified percentage of the fair value of mortgage revenue bonds not otherwise securitized or pledged as collateral; and
     o repurchase facilities used to fund investments by Investors and its subsidiaries as well as for general business purposes.

As of September 30, 2007, we had $283.9 million available to borrow under these debt and securitization facilities without exceeding limits imposed by debt covenants and our by-laws and without pledging additional collateral. Our repurchase facilities provide us with liquidity based on specified advance rates and the fair value of collateral assets. Although we (and the funds we manage and consolidate) may experience margin calls in the ordinary course of business due to fluctuations in those fair values, as of the date of this filing we have not experienced any significant margin calls despite recent turbulence in the real estate finance markets.

In addition to the credit facilities detailed above, we have a $453.0 million fixed-rate mortgage revenue bond securitization program and $250.0 million term loan, both of which began in 2006 and were fully funded as of September 30, 2007. The securitization certificates have a weighted average remaining term of
6.8 years and the term loan matures in 2012.

Equity
------

We have the ability to issue $400.0 million of equity or debt securities pursuant to a shelf registration statement we have on file with the SEC. We currently have no plans to issue any such securities under this registration statement. In addition, we have in the past, and may in the future, issue securities in private placements, including, without limitation, additional issuances similar to our CRA Preferred Shares and 4.4% CRA Preferred Shares.

Liquidity Requirements after September 30, 2007
-----------------------------------------------

During November 2007, equity distributions will be paid as follows:

                                                               (IN THOUSANDS)
                                                               -------------
                                                               $      24,796
Common/CRA shareholders
SCU/SMU/SCI holders                                                    8,806
4.4% CRA Preferred shareholders                                        1,188
Preferred shareholders of a subsidiary                                 6,281
                                                               -------------

  Total                                                        $      41,071
                                                               =============


We participate as co-investor in the CMBS Fund Partnerships and Direct Loan Fund Partnership we sponsor and other funds we manage. As of September 30, 2007, our remaining unfunded capital commitments were $13.3 million, which we expect to fund within the next twelve months.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Summary of Cash Flows
---------------------

                                                                  Nine Months Ended
                                                                     September 30,
                                            ----------------------------------------------------------------
                                                                                 Dollar           Percent
(DOLLARS IN THOUSANDS)                          2007             2006            Change           Change
-----------------------------------------   -------------    -------------    -------------    -------------
Cash flows provided by (used in):
   Operating activities                     $     198,389    $     197,787    $         602              0.3%
   Investing activities                          (251,949)        (445,923)         193,974             43.5
   Financing activities                             3,198          229,081         (225,883)           (98.6)
                                            -------------    -------------    -------------    -------------
Net increase in cash and cash equivalents   $     (50,362)   $     (19,055)   $     (31,307)          (164.3)%
                                            =============    =============    =============    =============

For the nine months ended September 30, 2007, there was a larger net decrease in cash and cash equivalents as compared to the comparable 2006 period. Higher operating and investing cash flows were more than offset by lower cash provided by financing activities.

Operating cash flows in the 2007 period includes a large positive change in receivables over the prior period due to collection of receivables from partnerships in the current period. This was partially offset by:

     o    lower net income in 2007
     o    lower cash inflows  related to mortgage loan sale  settlements;  and
     o    significantly   higher   non-cash  costs  in  2007  due  primarily  to
          impairment charges and bad debt reserves.

Cash used in investing activities was significantly lower in 2007 as compared to 2006 primarily due to our acquisition of Investors in the 2006 period as well as a higher level of mortgage revenue bond acquisitions in 2006. These factors were partially offset by:

     o a higher level of net investment in Affordable Housing property level partnerships for sponsored funds in the current period; and
     o    a lower level of mortgage revenue bond repayments.

Cash provided by financing activities in the 2007 period were lower than in 2006 due to more borrowings in 2006 primarily related to money borrowed in connection with our acquisition of Investors.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

Note 18 to the condensed consolidated financial statements contains a summary of our guarantees and off-balance sheet arrangements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


The following table reflects our maximum exposure and carrying amount as of September 30, 2007, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

                                                   Maximum         Carrying
(IN THOUSANDS)                                     Exposure         Amount
---------------------------------------------   -------------   -------------
Development deficit guarantees (1)              $      43,521   $         455
Operating deficit guarantees (1)                        7,567             133
ACC transition guarantees (1)                           3,245              --
Recapture guarantees (1)                              114,746             133
Replacement reserve (1)                                 3,132              38
Guarantee of payment (1)                               19,620              --
LIHTC credit intermediation (2)                     1,305,105          35,521
Mortgage banking loss sharing agreements (3)          836,602          13,116
Centerline Financial credit default swaps (4)          19,815           1,263
                                                -------------   -------------

                                                $   2,353,353   $      50,659
                                                =============   =============

(1) Generally relate to business requirements for developers to obtain construction financing. As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the funds we manage. To date, we have had minimal exposure to losses under these guarantees and anticipate no material liquidity requirements in satisfaction of any guarantee issued. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as the fair values.

(2) We see these transactions as opportunities to expand our Affordable Housing business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as the fair values.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of September 30, 2007, to make future payments under our debt agreements and other contractual obligations:

                                                                   Payments due by period
                                      ---------------------------------------------------------------------------------
                                                         Less than                                          More than
(IN THOUSANDS)                            Total            1 year         1-3 years        3-5 years         5 years
-----------------------------------   -------------    -------------    -------------    -------------    -------------
Financing arrangements (1)(2)         $   1,900,820    $   1,900,820     $         --     $         --     $         --
Notes payable (1)(2)                        640,948          126,948          274,000            5,000          235,000
Notes payable of consolidated
  partnerships (3)                          488,817          211,643          115,756           22,181          139,237
Financing arrangements of
  consolidated partnerships               1,128,813            5,927            8,271          212,264          902,351
Repurchase agreements of
  consolidated partnerships                 414,961          414,961               --               --               --
Operating lease obligations                  72,951            8,912           16,827           14,266           32,946
Subleases                                    (7,091)          (1,335)          (2,497)          (2,628)            (631)
Unfunded investment commitments (4)         299,154          140,126          159,028               --               --
Preferred shares of subsidiary
  (subject to mandatory repurchase)         273,500               --               --               --          273,500
                                      -------------    -------------    -------------    -------------    -------------

  Total                               $   5,212,873    $   2,808,002    $     571,385    $     251,083    $   1,582,403
                                      =============    =============    =============    =============    =============

(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the intent and believes it has the ability to renew, refinance or remarket the borrowings beyond their current due dates.
(2) Recourse debt represents principal amount only. The weighted average interest rate at period end, including the impact of swaps, was 5.04%.
(3) Of the notes payable of consolidated partnerships, $253.9 million relate to equity subscriptions and are guaranteed by certain equity partners of the investment funds. Per partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. The remaining balance of $153.8 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.
(4) Of this amount, $279.9 million represents mortgage loan origination commitments with corresponding sale commitments.


As we are unable to project the timing of any payments related to tax reserves (see Notes 8 and 10), no such payments are included in the table above.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


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

These risks are more fully described in our Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A. of this report. We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report. Centerline expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Centerline's expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

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

Our exposure to interest rate is twofold:

     o    the impact of variable interest rates on our earnings; and
     o the impact of interest rates in determining the fair value of our assets.

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

Of the September 30, 2007, total amount of our liabilities labeled on our Condensed Consolidated Balance Sheet as "Financing Arrangements" and "Notes Payable", $1.4 billion is variable rate debt and not hedged via interest rate swap agreements. We also have large escrow balances maintained by our Commercial Real Estate business and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore result in a net decrease of our pre-tax income by approximately $12.2 million.

We manage interest rate risk through the use of interest rate swaps and forward bond origination commitments, as described in the notes to our condensed consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes, and by managing our leverage.

IMPACT ON VALUATION OF ASSETS

Changes in market interest rates would also impact the estimated fair value of our portfolio of mortgage revenue bonds and resecuritization certificates. We estimate the fair value for each revenue bond as the present value of its expected cash flows, using a discount rate for comparable tax-exempt investments. Therefore, as market interest rates for tax-exempt investments increase, the estimated fair value of our mortgage revenue bonds and resecuritization certificates will generally decline, and a decline in interest rates would be expected to result in an increase in their estimated fair values. For example, we estimate that, using the same methodologies used to estimate the portfolio fair value, a 1% increase in market rates would reduce the estimated fair value of our portfolio of mortgage revenue bonds and resecuritization certificates by approximately $141.2 million and a 1% decrease would result in an increase of approximately $157.9 million. Changes in the estimated fair value of the mortgage revenue bonds and resecuritization certificates do not impact our reported net income, net income per share, dividends or cash flows, but are reported as components of accumulated other comprehensive income and affect reported shareholders' equity, and may affect our borrowing capability to the extent that collateral requirements are sometimes based on our asset values.

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

(b)      INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Equity Securities purchased by us
         ---------------------------------

         The following table presents information related to our repurchases of our equity securities during the third quarter of 2007 and other information related to our repurchase program:

                                          Purchases of Equity Securities

                                       (a)              (b)               (c)               (d)
                                                                                          Maximum
                                                                     Total number         number
                                                                       of shares      of shares that
                                    Total            Weighted        purchased as       may yet be
                                   number of          average       part of publicly  purchased under
                                    shares          price paid      announced plans    the plans or
                Period            purchased (1)      per share        or programs       programs (2)
         --------------------   ---------------   ---------------   ---------------   ---------------
         July 1-31, 2007                 70,361   $         18.21            69,880
         August 1-31, 2007              114,857             14.27                --
         September 1-30, 2007                --                --                --
                                ---------------   ---------------   ---------------

           Total                        185,218   $         15.76            69,880           303,854
                                ===============   ===============   ===============   ===============

         (1) 115,338 share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.
         (2) In April 2005, our Board of Trustees authorized 1.5 million shares for our share repurchase program. In April 2007, our Board of Trustees authorized an additional 1.5 million shares under this program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.  OTHER INFORMATION. None

ITEM 6.  EXHIBITS.

         10.1 Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Chris Crouch.*

         10.2 Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Donald J. Meyer.*

         10.3 Executive Employment Agreement, dated as of January 16, 2007, by and between Centerline Capital Group, Inc. and Nicholas A. C. Mumford.*

         10.4 Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Andrew J. Weil.*

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


                           CENTERLINE HOLDING COMPANY
                                  (Registrant)


Date:  November 9, 2007            By: /s/ Marc D. Schnitzer
                                       ---------------------
                                       Marc D. Schnitzer
                                       Managing Trustee, Chief Executive Officer
                                       and President
                                       (Principal Executive Officer)


Date:  November 9, 2007            By: /s/ Robert L. Levy
                                       ------------------
                                       Robert L. Levy
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

                                                                    Exhibit 31.1


      CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Marc D. Schnitzer, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2007 of Centerline Holding Company;

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


         Date: November 9, 2007               By:  /s/ Marc D. Schnitzer
                                                   ---------------------
                                                   Marc D. Schnitzer
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                                    Exhibit 31.2


      CERTIFICATION BY THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Robert L. Levy, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Centerline Holding Company;

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


         Date: November 9, 2007           By:   /s/ Robert L. Levy
                                                ------------------
                                                Robert L. Levy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                                                    Exhibit 32.1


        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
            (UNITED STATES CODE, TITLE 18, CHAPTER 63, SECTION 1350)
                  ACCOMPANYING QUARTERLY REPORT ON FORM 10-Q OF
       CENTERLINE HOLDING COMPANY FOR THE QUARTER ENDED SEPTEMBER 30, 2007


In connection with the Quarterly Report on Form 10-Q of Centerline Holding Company for the quarterly period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Marc D. Schnitzer, as Chief Executive Officer of our Company, and Robert L. Levy, as Chief Financial Officer of our Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:


    (1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934; and


    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of our Company.


 By:  /s/ Marc D. Schnitzer                By:  /s/ Robert L. Levy
      --------------------------                ------------------
      Marc D. Schnitzer                         Robert L. Levy
      Chief Executive Officer                   Chief Financial Officer
      (Principal Executive Officer)             (Principal Financial Officer and
      November 9, 2007                           Principal Accounting Officer)
                                                November 9, 2007