Form 10-K
period 2007-12-31
CENTERLINE HOLDING CO
filed 2008-03-05
CIK 1043325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-13237

                           CENTERLINE HOLDING COMPANY
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

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No [X]

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

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $864.0 million (based on the closing price of $18.00 per share as reported by the New York Stock Exchange on that date).

As of February 22, 2008 there were 50,617,812 outstanding shares of the registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the registrant's Proxy Statement for the Annual Meeting to be held in June 2008 which are incorporated into Items 10, 11, 12, 13 and 14.

                                TABLE OF CONTENTS

                           CENTERLINE HOLDING COMPANY

                           ANNUAL REPORT ON FORM 10-K




                                                                           PAGE
PART I
           Item 1.    Business                                                 1
           Item 1A.   Risk Factors                                             7
           Item 1B.   Unresolved Staff Comments                               21
           Item 2.    Properties                                              21
           Item 3.    Legal Proceedings                                       21
           Item 4.    Submission of Matters to a Vote of Security
                        Holders                                               23

PART II
           Item 5.    Market for Registrant's Common Equity, Related
                        Stockholder Matters and Issuer Purchases of
                        Equity Securities                                     24
           Item 6.    Selected Financial Data                                 26
           Item 7.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations         27
           Item 7A.   Quantitative and Qualitative Disclosures about
                        Market Risks                                          63
           Item 8.    Financial Statements and Supplementary Data             66
           Item 9.    Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure               135
           Item 9A.   Controls and Procedures                                135
           Item 9B.   Other Information                                      135

PART III
           Item 10.   Directors, Executive Officers and Corporate
                        Governance                                           136
           Item 11.   Executive Compensation                                 136
           Item 12.   Security Ownership of Certain Beneficial
                        Owners and Management and Related
                        Stockholder Matters                                  136
           Item 13.   Certain Relationships and Related Transactions,
                        and Director Independence                            136
           Item 14.   Principal Accounting Fees and Services                 136

PART IV
           Item 15.   Exhibits and Financial Statement Schedules             137

SIGNATURES                                                                   144

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o adverse changes in real estate markets, general economic and business conditions;
     o adverse changes in credit markets and risks related to the form and structure of our financing arrangements;
     o our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o    competition  with  other  companies;
     o risk of loss from direct and indirect investments in commercial mortgage-backed securities ("CMBS") and collateralized debt obligations ("CDOs");
     o    risk of loss under  mortgage  banking loss sharing  agreements;  and
     o    risks associated with providing credit intermediation.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

We are Centerline Holding Company (NYSE:CHC), an alternative asset manager focused on real estate funds and financing. We had $11.9 billion of assets under management as of December 31, 2007. We commenced operations in October 1997. Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries generally under the designation Centerline Capital Group. For ease of readership, however, the term "we" (as well as "us", "our" or "the Company") as used throughout this document may mean the business as a whole or a subsidiary, while the term "parent trust" refers only to Centerline Holding Company as a stand-alone entity.

BUSINESS OVERVIEW

Through our subsidiaries and the funds they manage, we match the users of capital with the providers of capital, with a core focus on the real estate industry. We provide capital at every layer of a property's capital structure and investment products at varied levels of the risk spectrum. Inclusive of our predecessors (Related Capital Company and ARCap Investors, L.L.C.), we have operated for over 35 years and have a track record of performing through varied economic and real estate cycles. We believe our historical success is rooted in our unique balance and combination of capital markets and real estate expertise as well as our ability to assess and manage real estate risk. Our team of professionals thinks creatively in order to achieve highly practical, customized solutions for real estate investors, developers and owners.

Our core investment strategy is Buy-Watch-Fix: we invest prudently, monitor performance diligently and manage investments aggressively. We have four operating groups: Affordable Housing, Commercial Real Estate, Credit Risk Products and Portfolio Management. Our Affordable Housing and Commercial Real Estate Groups raise capital through a series of funds to deploy into a broad array of real estate debt and equity investments. Our Portfolio Management Group carefully monitors and services the investments within our funds and servicing portfolio. In the event an asset does not perform as expected, our Portfolio Management Group works towards the best resolution. Our Credit Risk Products Group provides credit support to affordable housing debt and equity products and, more recently, began investing in syndicated corporate debt.

Our strategic goals are to increase our assets under management and create greater earnings power for the Company. Including predecessor companies, as of December 31 of each of the past three years, our assets under management consisted of the following:

                                                                                Compound
                                                                                 Annual
(IN MILLIONS)                       2007            2006            2005       Growth Rate
----------------------------   -------------   -------------   -------------   -----------
Commercial Real Estate
  CMBS Funds                   $     1,475.4   $       890.1   $       890.1          28.8%
  High-Yield Debt Investment
    Entities                           556.6           442.1           114.2         120.8
  Joint Venture Equity Funds           225.6            76.9            76.9          71.3
Affordable Housing
  LIHTC Funds                        9,694.4         8,525.9         7,548.2          13.3
                               -------------   -------------   -------------   -----------
Total                          $    11,952.0   $     9,935.0   $     8,629.4          17.7%
                               =============   =============   =============   ===========


In 2008, we expect our revenues and equity earnings to be primarily derived from investment management, investment income and transactional income. Investment management includes origination, asset management, servicing and incentive fees. Investment income includes interest income from various investments we hold for our own portfolio and equity earnings related to co-investments in our Commercial Real Estate funds. Transactional income includes origination fees paid to us by borrowers and credit intermediation fees from our credit risk products.

OPERATING SEGMENTS AND PRODUCTS

Effective January 1, 2007, we began reporting our segment results consistent with our reorganized structure including the four previously mentioned operating segments of Affordable Housing, Commercial Real Estate, Portfolio Management and Credit Risks Products and two non-operating segments including our Corporate Group and Consolidated Partnerships.

AFFORDABLE HOUSING

Our Affordable Housing Group primarily focuses on providing debt and equity financing to properties that benefit from the Low-Income Housing Tax Credit ("LIHTC").

LIHTC FUNDS

In 1986, the LIHTC was established to promote the development of rental housing units for low-income families. Since inception of the LIHTC, we have been one of the nation's largest sponsors and managers of LIHTC investment funds having raised $9.7 billion in equity from institutional and retail investors. To date, we have sponsored more than 145 public and private real estate investment funds that have financed over 1,400 affordable rental properties in 47 states, Washington, DC and Puerto Rico. During 2007, we raised gross tax credit equity of $1.2 billion in 16 different LIHTC investment funds.

Management of LIHTC funds involves fund origination, property acquisition, underwriting, asset management and administration. Revenues earned include:

     o investment management fees such as acquisition fees and allowances to cover origination and underwriting costs. The investors pay these fees at the time the fund closes and we recognize them as the funds acquire properties;
     o partnership management fees for administrative services. Investors pay these fees also when the fund closes and we generally recognize them over five years; and
     o asset management fees and expense reimbursements. The fund pays these fees and we recognize them over the life of the fund as earned.

With respect to certain LIHTC equity investment funds, we provide specified returns to investors and those investors pay us a fee in return (see also CREDIT RISK PRODUCTS discussion below). Investors pay these fees at the time the fund closes and we recognize them over the life of the fund (generally the compliance period of the properties in which it invests).

TAX-EXEMPT MORTGAGE REVENUE BONDS

In addition to providing equity for LIHTC affordable  housing  developments,  we are a leading provider of tax-exempt affordable housing debt. Since our inception in 1997, we directly purchased tax-exempt bonds and aggregated over $2.8 billion of bond investments, securitizing the investments to finance further bond acquisitions. In December 2007, we re-securitized our Affordable Housing bond portfolio with Federal Home Loan Mortgage Corporation ("Freddie Mac"), whereby for accounting purposes, most of the re-securitization was treated as a sale. In connection with the transaction, we retained $377.5 million in senior, credit enhanced certificates that collateralize the preferred shares of our subsidiary, a high-yielding residual interest in the portfolio and servicing rights. While we re-securitized the majority of our existing mortgage revenue bonds, we intend to acquire additional bonds and securitize these bonds as well, retaining residual interests.

Historically we earned most of our income and cash flow from a positive spread between the interest earned from our mortgage revenue bond portfolio and the cost of financing the bonds. To the extent we retain residual interests from securitizing the bonds, we will continue to earn the interest income allocated to that residual interest. In addition, for new mortgage revenue bonds we purchase, we will earn the interest spread until such bonds are securitized with the residual interest retained. We also receive fees from borrowers for the acquisition of new bonds.

COMMERCIAL REAL ESTATE

Our Commercial Real Estate Group provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties throughout the United States. Our access to a wide array of capital markets executions enables the Commercial Real Estate Group to offer financing at every level of a property's capitalization, including equity, mezzanine capital, B-notes, bridge and first mortgage loans. In partnership with our capital sources, including pension funds, investment banks, Wall Street conduits and government-sponsored entities, we tailor products to meet the financing needs of our clients. Our state-of-the-art commercial real estate origination, pricing and underwriting platform provides us with the capacity to competitively finance all commercial property types.

In addition to our direct debt and equity origination platform, we are an active buyer of real estate debt securities, including high-yield CMBS, preferred equity and CDO securities for the investment funds we manage. We typically co-invest 5% in the Commercial Real Estate funds and entities we manage, although some co-investments may be for a lesser or greater share.

CMBS FUNDS

We currently manage three high-yield CMBS funds, which have aggregate committed equity of approximately $1.5 billion.

CMBS are publicly and privately traded bond issues backed by pools of commercial real estate mortgages. These securities are rated by nationally recognized rating agencies such as Fitch Ratings Ltd. ("Fitch"), Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"). The senior tranche of a bond issue is the highest rated security, typically "AAA", while more junior tranches receive lower ratings down to the most junior class that is not rated. "High-yield CMBS" is the component of CMBS issues rated "BB+" and lower (including non-rated) tranches. The purchase of high-yield CMBS is similar to the acquisition of real estate equity investments in that there is a heavy emphasis on the performance and expected cash flows of the real estate. In the case of high-yield CMBS, an offering typically includes hundreds of individual loans secured by hundreds of discrete real estate projects. Our funds provide investors access to this market without requiring the investors to incur the cost to develop the infrastructure and personnel needed to make knowledgeable investments in the high-yield CMBS market.

In preparation for new funds, we may "warehouse" CMBS investments for our own account (generally acquiring private placements) and later sell them to the fund when it is formed. Additionally, when a fund securitizes its assets, we may buy a portion of the residual interests and hold them for our own account.

With respect to CMBS funds, we earn investment management fees (including incentive fees) based on certain events in the fund life-cycle. These fees and our portion of the funds' earnings from our co-investments are recognized as equity income. We also earn interest income from warehoused investments and any residual or re-securitization certificates we hold for our own account.

HIGH-YIELD DEBT INVESTMENT ENTITIES

We currently manage two high-yield debt investment entities, Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS"), a fund we manage and consolidate, and American Mortgage Acceptance Company ("AMAC"), a publicly traded real estate investment trust ("REIT"). As of December 31, 2007, CRESS had $535.7 million of committed equity and AMAC had an equity market capitalization of $13.3 million.

CRESS invests in bridge loans, subordinate interests in first mortgages ("B-notes"), CDO securities and mezzanine loans.

AMAC, an equity investment, originates and acquires first mortgage loans, mezzanine loans, construction loans, subordinated interests in first mortgage loans, bridge loans, CMBS and CDO securities. Our co-investment in AMAC includes common and preferred shares. We also provide a credit facility to AMAC with a total capacity of $80.0 million as of December 31, 2007. Due to recent market events, AMAC has temporarily suspended originating and acquiring loans.

We earn equity income from our equity interests in CRESS and AMAC, origination fees paid by the borrowers of loans that we originate for AMAC, investment management fees (including incentive fees) and expense reimbursements.

JOINT VENTURE EQUITY FUNDS

We currently manage a joint venture equity fund, Centerline Urban Capital ("CUC"), which has $225.6 million of committed equity and whose majority investor is the California Public Employees' Retirement System ("CalPERS"). CUC focuses on equity investments in multifamily properties in major urban markets. We earn income from CUC predominantly from asset management fees and incentive fees, as well as equity income from our co-investment.

DEBT PRODUCT ORIGINATION

We originate, underwrite and service mortgage loans for multifamily and commercial properties nationwide. In 2007, we originated over $1.7 billion of commercial mortgage loans for our investor partners, including:

     o closing and delivering multifamily mortgages to Federal National Mortgage Association ("Fannie Mae") under its Delegated Underwriting and Servicing ("DUS") program;
     o closing and delivering multifamily mortgages to Freddie Mac under the Freddie Mac Program Plus ("Program Plus") and Delegated Underwriting Initiative ("DUI") programs. During 2007, we were the first multifamily lender to achieve fully delegated status under the Freddie Mac Delegated Underwriting for Targeted Affordable Housing;
     o originating loans as a leading commercial loan correspondent for Wall Street conduits and life insurance companies; and
     o    originating mortgages for CRESS and AMAC.

Mortgage loans we originate for our investment partners are often closed in our name, using cash borrowed from a warehouse lender, and sold to the investor partner from one week to three months following the closing of the loan. We use the cash received to repay the warehouse loans. We do not retain any interest in any of the mortgage loans except for mortgage servicing rights ("MSRs") and certain contingent liabilities under the loss-sharing arrangements with Fannie Mae (DUS) and Freddie Mac (DUI) programs.

In this business, we earn transactional-based origination fees, which are recognized upon settlement of the sale of the loans to the investor partner. We also earn servicing fees over the life of the loan, although our Portfolio Management Group performs these services for the businesses in this segment. We also earn interest on the loans for the period prior to sale, as well as assumption and substitution fees for modifications to serviced loans and prepayment fees on originated loans.

PORTFOLIO MANAGEMENT

Our Portfolio Management Group monitors every loan and investment we originate and acquire for our investment funds and provides services for third parties. Our surveillance, primary servicing and special servicing functions are all housed within our Portfolio Management Group.

Through our proprietary technology, our Portfolio Management Group has access to proprietary property and market information on over 19,000 properties within our investment funds and servicing portfolio. Our constant monitoring, we believe, enables us to detect issues early and develop the best possible solutions to preserve our funds' investments and to assess risks prior to investing.

At December 31, 2007, our primary loan servicing portfolio totaled $30.7 billion and consisted of:

    (i) $8.5 billion of multifamily loans serviced on behalf of our Commercial Real Estate Group for Fannie Mae, Freddie Mac and other agencies;
    (ii) $15.8 billion of interim servicing, which is short-term servicing of commercial mortgage loans originated on behalf of Wall Street Conduits prior to securitization;
    (iii) $1.3 billion of "private label" servicing for third parties; and
    (iv) $5.1 billion of loans within our managed investment funds or our own account.

Our primary servicing platform carries an "Above Average" rating from S&P and a "CPS2-" rating from Fitch.

When a loan or investment does not perform, our special servicing department, comprised of seasoned real estate professionals, crafts and executes action plans intended to provide the best resolution for the investment. At December 31, 2007, we were the named special servicer on over $116.9 billion of commercial loans. In addition to asset resolution, our special servicing department processes loan modifications and assumptions within our servicing portfolio. Our special servicing platform carries a "Strong" rating from S&P and a "CSS1" rating from Fitch. As a CDO asset manager, we carry a "CAM1" rating from Fitch.

Our Portfolio Management Group recognizes asset management fees as earned on an accrual basis, servicing fees as earned over the servicing period and interest income on servicing escrow balances as earned.

CREDIT RISK PRODUCTS

Through our Credit Risk Products Group, we provide credit intermediation, primarily in the form of credit default swaps ("CDS") to the affordable multifamily housing industry. We provide CDS through Centerline Financial LLC ("Centerline Financial"), a AAA-rated subsidiary we launched in 2006 in partnership with Natixis Capital Markets North America Inc ("Natixis"). Natixis currently owns 10% of Centerline Financial.

Our Credit Risk Products Group provides CDS in connection with specified rates of return on some of the LIHTC funds our Affordable Housing Group originates. This group initially focused largely on providing CDS credit intermediation for the mortgage revenue bonds in our own portfolio, enabling us to retain a significant portion of fees we would otherwise have paid to third party credit providers. Most of the CDS related to credit intermediation of mortgage revenue bonds were unwound at the time we re-securitized our portfolio (see the description of Affordable Housing above).

During 2007, Centerline Financial received its AAA counterparty rating as a credit derivative products company from S&P. Prior to receiving the rating, Natixis supported the credit intermediation this group provided; the counterparty rating allows us to provide CDS to third parties directly.

Our Credit Risk Products Group earns income and cash flows from credit intermediation fees, generally recognized over the applicable risk-weighted periods on a straight-line basis. For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years. For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years. Our Credit Risk Products Group also earns interest from investing the capital maintained to support issued CDS.

During 2007, this group expanded its activities to include acquiring syndicated corporate debt. Initially, we intend to accumulate a highly diversified portfolio of syndicated loans for our own investment, eventually financing the investments with collateralized loan obligations ("CLOs"). As we gain acceptance as a CLO issuer, we expect to retain only a small portion of the CLO equity for our own account, with the remainder sold to investors in a fund format. We currently earn interest from these investments during the accumulation period.

CONSOLIDATED PARTNERSHIPS

Consolidated Partnerships consist of four groups:

     o funds our Affordable Housing Group originates and manages to syndicate LIHTC Investments ("LIHTC Fund Partnerships");
     o property level partnerships for which our Affordable Housing Group has assumed the role of general partner or for which we had foreclosed upon the property ("LIHTC Property Partnerships");
     o funds our Commercial Real Estate businesses manage, which invest in CMBS and associated re-securitization trusts ("CMBS Fund Partnerships"); and
     o CRESS, the high-yield debt partnership our Commercial Real Estate business manages ("High-Yield Debt Fund Partnership").

While we have  little  or no equity  interest  in the  LIHTC  Fund and  Property
Partnerships, we have co-investments of varying degrees in the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership, but all less than 25%. Although we do not have majority ownership, we control the operations of these partnerships and consolidate them in our financial statements. The amounts of assets included in our consolidated balance sheets differ from the amounts we refer to as "Assets Under Management" as the carrying amounts reflect mark-to-market adjustments for certain investments, absorption of operating losses for equity investments and other factors.

The LIHTC Fund Partnerships earn equity income from investments in LIHTC property partnerships. As these funds are designed to generate tax benefits for their investors, that equity income is typically negative and virtually all is allocated to the investors.

The LIHTC Property Partnerships earn rental revenues from operating affordable housing properties.

The CMBS Fund Partnerships and the High-Yield Debt Fund Partnerships earn revenue (primarily interest) from their respective investments.

Funding of Operations
---------------------

We fund our operations, including expansion of our business, through a combination of operating cash flows, short-term borrowings, securitizations, repurchase agreements, long-term borrowings and equity issuances. These funding vehicles are described in detail in MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES and in Notes 11, 12, 16 and 17 to our consolidated financial statements.

Our credit facilities, which include a revolving facility due in 2009 and term facility due during 2008, are generally available for corporate purposes, as well as for operations as described in the following paragraphs.

With respect to our Affordable Housing Group, we often borrow cash from our credit facility to acquire LIHTC property partnership investments, and a portion of the credit facility is reserved for such investments. This arrangement enables us to obtain and hold suitable investments for a fund until it has admitted investors and obtained investment capital. When the fund acquires the investments from us, we use the proceeds to repay the credit facility borrowings. We initially finance investments in mortgage revenue bonds by borrowing from the credit facility, followed by securitization financing. Such securitizations may take the form of on-balance-sheet financing through securitization trusts or through off-balance-sheet financing such as our recent transaction with Freddie Mac.

With respect to our Commercial Real Estate Group, we generally acquire CMBS fund investments including at the fund level using repurchase financing until permanent financing is arranged for the pool of assets in a fund; when the fund acquires the investments from us, we use the proceeds to repay the repurchase financing. For mortgage loans we originate for sale, we principally use asset-backed warehouse lines.

The LIHTC Fund, CMBS Fund and High-Yield Debt Fund Partnerships finance their investments through equity contributions from their investors, and through proceeds from debt facilities at the fund level which is non-recourse to us, as they are secured by fund assets or equity subscriptions. These debt facilities may include warehouse lines, subscription lines, repurchase facilities or bridge loans. Once the CMBS Funds and High-Yield Debt Fund Partnerships accumulate investments of appropriate number, size and diversity, these debt facilities may be replaced with CDO financing or other securitizations, which provide long-term non-recourse, matched term funding secured by the investments.

Competition
-----------

We face increasing levels of competition both in terms of new competitors and new competing products. From time to time, we may be in competition with private investors, investment banks, mortgage banking companies, lending institutions, Government Sponsored Enterprises ("GSEs") such as Fannie Mae and Freddie Mac, mutual funds, domestic and foreign credit intermediators, bond insurers, investment partnerships and other entities with objectives similar to ours. Although we operate in a competitive environment, competitors focused on providing all of our custom-designed programs are relatively few. Specifically:

     o our Affordable Housing Group competes directly with others seeking to raise capital for tax advantaged funds, some of which offer credit intermediation for their funds. We also compete with regional and national banks that directly acquire LIHTC investments, as well as directly with commercial banks, GSEs, real estate finance companies and others seeking to invest in tax-exempt mortgage revenue bonds;
     o our Commercial Real Estate Group competes with other real estate fund management companies that directly acquire CMBS debt instruments and joint venture equity. In addition, with respect to mortgage origination we are in competition with 24 other licensed DUS lenders which originate multifamily mortgages on behalf of Fannie Mae, 34 other Freddie Mac Program Plus lenders, four other companies that participate in the DUI program as well as numerous banks, finance companies and others that originate mortgages for investment or resale;
     o our Portfolio Management Group competes with other primary and special loan servicers; and
     o our Credit Risk Products Group competes directly with investment banks, insurance companies, other credit intermediation companies, other derivative products companies, and various entities that invest in syndicated debt.

Some of these competitors have substantially greater financial and operational resources than we do. In addition, affiliates of some of our managing trustees may form entities to engage in businesses that could be competitive with us, but, at this time we are not aware of any other single business that has all of our real estate financing and investing products (see RISKS RELATED TO INVESTING IN OUR COMPANY in Item 1A below). We feel we can effectively compete against other competitors and at the product level due to:

     o    our on-going relationships with developers and borrowers;
     o    our diversified refinance investment product platform; and
     o our 35-year performance track record over highly rated servicing and special servicing platform.

Tax Matters
-----------

Our parent trust is a Delaware statutory trust and a significant portion of our revenue is non-taxable. Further, for federal income tax purposes, the parent trust and many of our subsidiaries (including the tax-exempt revenue bond operations of the Affordable Housing Group and the CMBS Funds operations of the Commercial Real Estate Group) are treated as not subject to income taxes. We pass through our income, including federally tax-exempt income, to our shareholders for inclusion in their tax returns. During 2007, we derived a substantial portion of our income from ownership of first mortgage multifamily housing "Private Activity Bonds." The interest from these bonds is generally exempt from regular federal income tax. However, the Tax Reform Act of 1986 classified this type of interest for bonds issued after August 7, 1986, as a tax preference item for individual and corporate alternative minimum tax ("AMT") purposes. The percentage of our tax-exempt interest income subject to AMT was approximately 95% for the year ended December 31, 2007, compared to 94% in 2006 and 93% in 2005. Following the mortgage revenue bond re-securitization in late 2007, we will continue to generate tax exempt interest through our retained residual interest in the Freddie Mac vehicle (see Note 4 to our consolidated financial statements).

Our Portfolio Management Group, Credit Risk Products Group, Corporate Group and the fund management operations of our Affordable Housing Group are subject to corporate income tax. Income from the Fund activity of our Commercial Real Estate Group as well as any dividends from the Corporate Groups above are included in the income of the parent trust and passed through to our shareholders. This income is taxable to our shareholders.

Governance
----------

We are governed by a board of trustees comprised of eleven managing trustees, six of whom are independent. Our board of trustees has five committees:

     (1)  Audit;
     (2)  Compensation;
     (3)  Nominating/Governance;
     (4)  Capital Markets; and
     (5)  Investment.

In accordance with New York Stock Exchange guidelines, the Audit, Compensation and Nominating/Governance committees consist entirely of independent trustees.

Employees
---------

Our subsidiaries had approximately 500 employees at December 31, 2007, none of whom were parties to any collective bargaining agreement.

Regulatory Matters
------------------

The mortgage origination business within our Commercial Real Estate Group is subject to various governmental and quasi-governmental regulations. As noted above, we are licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae and Freddie Mac programs. Fannie Mae and Freddie Mac are federally chartered public corporations that require our subsidiaries to meet minimum net worth and capital requirements and to comply with other reporting requirements. Mortgage loans made under these programs are also required to meet the requirements of these programs. In addition, under Fannie Mae's DUS program, our subsidiary has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program. If it fails to comply with the requirements of these programs, the agency can terminate its license or approval. In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender's authority to originate and service their loans for any reason. If our authority is terminated under any of these programs, it would prevent us from originating or servicing loans under that program. As a condition for receiving Fannie Mae and Freddie Mac's approval of our acquisitions of the businesses comprising the Commercial Real Estate Group we are required to guarantee such business' obligations under these programs.

Additional Information
----------------------

Additional information about Centerline Holding Company, including its subsidiaries, beyond what is included in this Form 10-K, including our CODE OF BUSINESS CONDUCT AND ETHICS, is available at www.centerline.com. As soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") we make available, on or through our website, free of charge:

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

None of the information on our website that is not otherwise expressly set forth or incorporated by reference in this Form 10-K is a part of this Form 10-K.


ITEM 1A.  RISK FACTORS.

As with any business, we face a number of risks. If any of the following risks occur, our business, prospects, results of operations and financial condition would likely suffer. We have grouped these risk factors into several categories, as follows:

     1.   General Risks Related to Our Business
     2.   Risks Related to Our Affordable Housing Group
     3.   Risks Related to Our Commercial Real Estate Group
     4.   Risks Related to Our Portfolio Management Group
     5.   Risks Related to Our Credit Risk Products Group
     6.   Risks Related to Application of Tax Laws
     7.   Risks Related to Investing in Our Company

1.  GENERAL RISKS RELATED TO OUR BUSINESS

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS SECURED BY REAL ESTATE, WHICH MAY NEGATIVELY AFFECT OUR NET INCOME AND CASH FLOWS

Through our subsidiaries, we derive a large portion of our earnings by:

     o originating and managing funds that provide equity to LIHTC property partnerships;
     o originating and managing funds that originate or acquire direct mortgage loans, high-yield CMBS or joint venture equity;
     o    investing in mortgage revenue bonds; and
     o    originating and servicing mortgages.

Our success depends in large part on the performance of the properties underlying these investments, which subjects us to various types and degrees of risk, including the following:

     o the properties might not generate sufficient income to meet their operating expenses and payments on the related debt;
     o economic conditions may limit the amount of rent that can be charged at the properties, the timeliness of rent payments or a reduction in occupancy levels;
     o there may be rent limitations for certain properties that could limit our ability to generate the funds necessary to maintain the properties in proper condition;
     o if an investment defaults, the value of the property securing such investment may be less than the principal amount of the investment;
     o there are certain types of losses which are either uninsurable or not economically insurable; as a result, the owners of the real estate securing our investments could be required to pay for such costs; and
     o    a guarantor may be unable to fulfill its obligations.

All of these conditions and events may increase the possibility that, among other things:

     o a property owner may be unable to meet its obligations to us as holder of its debt;
     o a property owner may default on a mortgage for which we have a loss-sharing obligation;
     o    a fund may not be able to pay our fees;
     o a fund may not generate the return that we have committed to provide and we may be called upon to satisfy the promised return;
     o our incentive fees from fund management may be subject to recapture if the funds do not reach overall investment hurdles; and
     o    we could lose our invested capital and/or anticipated future revenue.

This could decrease the fair value of our investments, lower the fair value of assets we pledge as collateral (which could lead to margin calls and asset sales that could result in recognized losses), impair our ability to generate new business and negatively affect our net income and cash flows.

AN INABILITY TO RAISE CAPITAL OR ACCESS FINANCING ON FAVORABLE TERMS, OR AT ALL, COULD ADVERSELY AFFECT OUR GROWTH

A major aspect of our business plan includes co-investment in sponsored funds and initially warehousing investments for them, which requires capital. We typically fund our co-investments through a combination of operating cash flows, short-term borrowings, securitizations, repurchase agreements and long-term borrowings. Our sponsored funds finance their investments by similar means as well as third-party investor private equity commitments.

We also raise capital by periodically offering securities. Our ability to raise capital through securities offerings is subject to risks, including:

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

Turbulence in credit markets that began in 2007 has led to decreased availability of many forms of financing. Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

     o for our new corporate credit facility, the terms include a higher rate of interest, a more rapid amortization of principal and more stringent covenants than were the norm in prior periods;

     o with respect to short term repurchase financing, which we use to accumulate CMBS investments in our Commercial Real Estate Group and CMBS funds, advance rates for such agreements have declined, compounding the effect on borrowing as market values of the collateral assets have declined. Additionally, the market for issuing CDO financing has deteriorated, impeding our ability to replace the repurchase financing with more cost effective permanent financing; and

     o lenders for our mortgage loan warehouse line (some of which have also experienced recent credit restrictions) have sought to lower their exposure to specific borrowers or collateral types, resulting in lower borrowing capacity for us.

See the description of our existing facilities under "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

If current market conditions continue to experience volatility and general tightening of credit, we may be unable to achieve our strategic goals, which could have a material adverse effect on our business, financial condition and results of operations. Alternatively, the debt we do arrange may carry a higher rate of interest or shares issued may require a higher rate of dividends, thereby decreasing our net income and cash flows. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to renew our existing credit facilities, to increase our capacity under our existing facilities or to add new or replacement debt facilities could therefore materially impact the value of our company.

WE MAY SUFFER ADVERSE CONSEQUENCES FROM CHANGING INTEREST RATES

Because a portion of our debt is variable  rate and not  hedged,  an increase in
interest  rates  could  negatively   affect  our  net  income  and  cash  flows.
Additionally, increasing interest rates may:

     o reduce the fair value of our investments or the investments of funds we manage and residual interests in securitization transactions;
     o decrease the amount we could realize on the sale or financing of those investments;
     o    reduce the income and incentive fees from funds that we manage;
     o    reduce the number of  properties  which are  economically  feasible to finance;
     o reduce the demand for financing, which could limit our ability to acquire mortgage revenue bonds or to structure transactions, thereby reducing fees and interest we receive;
     o    increase our borrowing costs;
     o    restrict our access to capital; and
     o cause investors to find alternative investments that are more attractive than the equity funds we sponsor.

Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for the multifamily rental housing we finance. Further, a portion of our net income is generated by interest income we earn on mortgage escrow deposits. If interest rates decrease, our net income in the Commercial Real Estate Group decreases as well.

Furthermore, strategies we may follow to address these risks carry risks of their own, including, but not limited to:

     o the potential inability to refinance variable-rate debt at terms we find acceptable;
     o lack of availability of alternate sources of fixed rate or lower cost financing;
     o default by interest rate swap counterparties on their obligations to us;
     o our ability to match the duration or reset periods of assets and liabilities that we want to mitigate the effect of changing rates; and
     o our other efforts to manage risks related to changes in interest rates that may not be successful.

If a change in interest rates causes the consequences described above, or otherwise negatively affects us, the result could adversely affect our ability to generate net income or cash flows and our ability to make distributions and other payments in respect of our shares.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR STRATEGY AS AN ALTERNATIVE ASSET MANAGER.

Over the past several years, we have evolved from a tax-exempt bond fund to an alternative asset manager. In connection with our transformation , we will seek to implement several strategic initiatives to further align us with other publicly-traded alternative asset managers, including:

     o    increasing assets under management;
     o changing our revenue composition by increasing investment management fees, transaction fees and investment income;
     o    reducing leverage; and
     o    reducing our dividend payments.

Accordingly, we will be subject to all of the business risks and uncertainties associated with any new business venture, including the risk that we will not be able to significantly increase our assets under management and achieve our investment objectives and, as a result, the value of our common shares could decline, perhaps substantially.

THE INABILITY TO GENERATE NEW INCOME SOURCES AND TO MAINTAIN OUR RECURRING INCOME ARRANGEMENTS COULD HAVE A NEGATIVE IMPACT ON OUR NET INCOME AND CASH FLOWS

Two revenue sources in our Affordable Housing Group are transaction fees generated by our origination of new LIHTC investment funds and recurring fees payable by existing and future funds. Transaction fees are generally "up-front" fees that are generated:

     o    by the origination of new investment funds; and
     o    upon investment of the capital raised in an investment fund.

Recurring fees are generated by the ongoing operation of investment funds we sponsor and/or manage, some of which have finite lives. With respect to funds originated in our Commercial Real Estate Group, equity income is earned for our role as manager, our co-investment and our incentive fees. The termination of one or more of these recurring arrangements, or the inability to sponsor new funds that generate new income, would reduce net income and cash flows. There can be no assurance that existing arrangements will not be reduced or terminated or that we will be able to realize revenues from new investment funds.

Likewise, two revenue streams in our Commercial Real Estate Group are fees we earn for originating loans and ongoing fees we earn for servicing loans, and our Portfolio Management Group also earns fees for servicing loans. A decline in origination volume or the loss or termination of a servicing arrangement could adversely affect our results of operations and reduce net income and cash flows. There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new business.

WE MAY BE UNABLE TO RAISE CAPITAL FOR NEW INVESTMENT FUNDS

A large part of our net income is based on fees and equity income we earn for originating or managing investment funds, many of which have finite lives. Our current strategy to expand our position as an alternative asset manager is dependent upon our ability to attract investors to funds we originate. If we are not successful in originating funds to expand our business and to replace others as they approach the end of their life cycles, our ability to earn income and generate cash flows will decline.

Additionally, real estate underlies most of our business lines, whether by virtue of sponsoring funds associated with real estate or by direct investment. While sometimes viewed as an attractive investment sector, there is no guarantee that the investors in the funds we sponsor will continue to allocate capital to investments associated with real estate. Should there be a general decline in capital invested in the sector, our ability to sponsor funds would be diminished and the income we earn from these activities would decline.

WE RELY UPON BUSINESS RELATIONSHIPS WHICH MAY NOT CONTINUE

We rely upon relationships with key investors and developers. If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected. Specifically, in 2007:

     o five key investors provided approximately 66.1% of the equity capital raised by tax credit syndication funds we sponsored, with Fannie Mae and Freddie Mac together providing approximately 13.3% of the equity capital;
     o ten key developers provided approximately 53.1% of the LIHTC properties for which we arranged equity financing in 2007;
     o Fannie Mae and Freddie Mac were the purchasers of 53.5% of the loans originated by our Commercial Real Estate Group in 2007, while AMAC was the purchaser of 14.5% of the loans originated; and
     o Freddie Mac was the counterparty to the re-securitization of our mortgage revenue bond portfolio.

There can be no assurance that we will be able to continue to do business with these key investors and developers or that new relationships will be formed. Factors beyond our control may cause investors or purchasers to curtail their activities such as AMAC suspending its purchase of loans in mid-2007. Developers may also experience financial difficulties that would, in turn, reduce the amount of business we transact with them. If developers were to fail, it could also lead to some of the adverse consequences listed under the "THERE ARE RISKS ASSOCIATED WITH INVESTMENTS SECURED BY REAL ESTATE, WHICH MAY NEGATIVELY AFFECT OUR NET INCOME AND CASH FLOWS" section above.

We also rely upon relationships with providers of products in which we invest (e.g. CMBS) and investors who invest in the funds which we manage. If our relationships with CMBS issuers, Wall Street firms, banks and insurance companies who create and sell high-yield debt products were to terminate, we might not be able to obtain product for our own account or for funds that we manage.

By reason of their regulated status, certain of our investors have regulatory incentives to invest in our sponsored investment funds in addition to the economic return from such investments. A change in such regulations could result in determinations by such investors to seek other investment opportunities.

CERTAIN MANAGEMENT AGREEMENTS HAVE FINITE TERMS AND MAY NOT BE RENEWED WHICH COULD NEGATIVELY AFFECT OUR NET INCOME AND CASH FLOWS

We receive fees or equity allocations from investment funds we sponsor and manage. These funds generally do not require or authorize their investors to approve the funds' management arrangements with us as we will generally have controlling interests in the funds or the entities which control the funds. However, our management is subject to the fiduciary duty to the investors in those funds, which may affect our ability to continue to collect the fees and equity allocations. Furthermore, the organizational documents of certain of these funds allow for the investors, at their option, to remove us as general partner or managing member without cause. Although the funds will generally be required to pay fair market value if they exercise this right, our right to receive future fees would terminate and there can be no assurance that the payment will fully compensate us for this loss. Finally, many of these funds have finite lives, after which they are liquidated. The termination of a fund will result in a termination of the fees we receive from it.

REVENUES FROM OUR FEE-GENERATING ACTIVITIES AND OTHER INCOME FROM CERTAIN OF OUR FINANCING AND INVESTING PRODUCTS COULD DECLINE, RESULTING IN A DECREASE IN NET INCOME AND CASH FLOWS

In 2007, approximately 16.5% of the revenue we recognized in our statement of operations was derived from fee-generating service activities through our taxable subsidiaries. Additionally, in 2007, $18.4 million of our income before income taxes was generated by equity income we earned from Commercial Real Estate funds we sponsor and manage. A significant portion of equity income we expect to generate from these funds is based on incentive fees that we earn, and the occurrence of events that would trigger such earnings is not in our control.

HEIGHTENED COMPETITION MAY NEGATIVELY IMPACT OUR EARNINGS

We are subject to competition in all of our business lines, as described in Item
1. - BUSINESS - BUSINESS OVERVIEW - COMPETITION. As competition increases, we may experience compression in the level of profits we earn on our various investments and financing products due to, among other things:

     o reductions in the rate of fees we earn from originating and managing funds;
     o    reductions in the rate of interest we earn on investments;
     o reductions in the rates of origination and servicing fees for mortgages; and
     o lower levels of discounts at which high-yield investments may be purchased.

As we often borrow funds to make investments, rising interest rates may compound this issue. Absent cost reductions, such compression may not permit us to enjoy the margins we have achieved historically, thereby lowering our revenues and net income.

OTHER PARTIES HAVE THE FIRST RIGHT TO CASH FLOWS FROM OUR RESIDUAL INTEREST INVESTMENTS

Because of our utilization of securitizations, many of the investments we own are residual interests subordinate in right of payment to other senior securities. There are risks in owning such residual interests that could adversely affect our net income and cash flows, including:

     o the risk that borrowers may not be able to make payments, resulting in us, as the holder of the residual interests, receiving principal and interest payments that are less than expected or no payment at all; and
     o the risk that the holders of the senior interests may control the ability to enforce remedies, limiting our ability to take actions that might protect our interests.

2.  RISKS RELATED TO OUR AFFORDABLE HOUSING GROUP

THERE IS A RISK OF ELIMINATION OF, OR CHANGES TO, GOVERNMENTAL PROGRAMS THAT COULD LIMIT OUR PRODUCT OFFERINGS

A significant portion of our Affordable Housing Group revenues is derived from the syndication of partnership interests in partnerships that invest in properties eligible for LIHTCs which are a provision of the Internal Revenue Code of 1986, as amended (the "Code").

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

The credits are taken over a period of ten years, which can span over an 11-year operating period. The credit amount is based on the qualified basis of each building, which is based upon the adjusted basis of the building multiplied by the percentage of units in the building leased to low-income tenants.

In order to qualify for the federal LIHTC, the property must comply with either of the 20/50 or 40/60 tests that apply to tax-exempt bonds. However, in addition, the amount of rent that may be charged to qualifying low-income tenants cannot exceed 30% of the "imputed income" for each unit, i.e., 30% of the imputed income of a family earning 50% or 60% of area median income, as adjusted for family size. Failure to comply continuously with these requirements throughout the 15-year recapture period could result in a recapture of the federal LIHTCs. In addition, if the rents from the property are not sufficient to pay debt service on the mortgage revenue bonds or other financing secured by the property and a default ensues, the initial borrower could lose ownership of the project as the result of foreclosure of the mortgage. In such event, the initial equity investors would no longer be entitled to claim the federal LIHTCs, but the foreclosing lender could claim the remaining LIHTCs provided the project continues to be operated in accordance with the requirements of Section
42. As a result, there is a strong incentive for the federal LIHTC investor to ensure that the development is current on debt service payments by making additional capital contributions or otherwise.

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

The LIHTC funds we sponsor contribute the negotiated equity to the developer/owner, paid over a period of time. In the case of properties utilizing 4% credits, this contribution will usually provide between 25% and 35% of the costs of the development. For properties utilizing 9% credits, this contribution will usually provide between 45% and 55% of the cost of the development.

Since LIHTCs are a part of the Code, Congress could repeal or modify this legislation at any time or modify the tax laws so that the value of LIHTC benefits is reduced. If such legislation is repealed or adversely modified, we would no longer be able to pursue this portion of our business strategy.

OUR ROLE AS A SPONSOR OF INVESTMENT FUNDS AND CO-DEVELOPER OF LIHTC PROPERTIES EXPOSES US TO RISKS OF LOSS

In connection with the sponsorship of investment funds and joint venture activities for co-development of LIHTC properties, we act as a fiduciary to the investors in our investment funds and are often required to also provide performance guarantees. We advance funds to acquire interests in LIHTC property partnerships for inclusion in investment funds and, at any point in time, the amount of funds advanced can be material. Recovery of these amounts is subject to our ability to attract investors to new investment funds or, if investors are not found, the sale of the partnership interests in the underlying properties. We could also be liable to investors in investment funds and third parties as a result of serving as general partner or special limited partner in various investment funds.

Investors in the LIHTC funds we sponsor and manage anticipate certain returns on their investment and for certain funds we have agreed to provide specified rates of return. If the LIHTC properties in which these funds invest do not perform as expected, we may advance monies to a fund to cover shortfalls, although we are not required to do so, to maintain our relationship with the investors. If we make such advances, there can be no assurance that we will be able to recover the monies. If we determine that any such advances are not recoverable, the negative impact on our net income and cash flows could be material.

FUNDS MAY NOT GENERATE SUFFICIENT CASH TO PAY FEES DUE TO US, WHICH MAY NEGATIVELY IMPACT OUR NET INCOME AND CASH FLOWS

Much of the revenue in our Affordable Housing Group is earned from fees that LIHTC funds we sponsor and manage pay to our subsidiaries for services rendered. These funds are dependent upon the cash flows of LIHTC property partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services. As the LIHTC property partnerships are susceptible to numerous operational risks (see above "THERE ARE RISKS ASSOCIATED WITH INVESTMENTS SECURED BY REAL ESTATE, WHICH MAY NEGATIVELY AFFECT OUR NET INCOME AND CASH FLOWS"), the LIHTC funds may not collect sufficient cash to pay the fees they owe to us. If we do not receive these fees, or if we determine that the fees are not collectible, the loss of such revenue would negatively impact our cash flows and net income.

3.  RISKS RELATED TO OUR COMMERCIAL REAL ESTATE GROUP

INVESTMENTS IN NON-INVESTMENT GRADE CMBS ARE SUBJECT TO RISK OF LOSS

We have invested in subordinated CMBS for our own account and through the CMBS funds we sponsor and manage. Subordinated CMBS of the type in which we and our funds invest typically include "first loss" and non-investment grade subordinated interests, commonly referred to as high-yield. A first loss security is the most subordinate class in a structure and accordingly is the first to bear the loss upon a default, restructuring or liquidation of the underlying collateral, is the last to receive payment of interest and principal and is often not assigned an investment rating. Accordingly, such classes are subject to a greater risk of loss of principal and non-payment of interest than more senior, rated classes. The market values of subordinated interests in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than more senior, rated classes. As a result of these and other factors, subordinated interests generally are not actively traded and are relatively illiquid investments.

In addition, recent volatility in trading markets for CMBS has caused the value of investments to decline significantly in 2007. This circumstance is compounded by the decreased liquidity in the market for such investments and the decreased availability of long-term financing (see also "AN INABILITY TO RAISE CAPITAL OR ACCESS FINANCING ON FAVORABLE TERMS, OR AT ALL, COULD ADVERSELY AFFECT OUR GROWTH" under GENERAL RISKS RELATED TO OUR BUSINESS above). These factors have led to significant margin calls with respect to repurchase facilities in one of our CMBS funds and we have extended a loan to the fund to allow it to meet margin calls. As we intend to originate similar funds in the future and may use repurchase financing to acquire assets, such actions may be required in the future also.

In addition, if market conditions continue into the liquidation periods of the investment funds we manage and they are required to sell assets, the losses they would realize could be significant. As we have co-investments in the funds and earn incentive fees based on their performance, the impact of such losses would negatively impact our net income.

OUR INVESTMENTS IN AMAC ARE SUBJECT TO RISK OF LOSS

We manage and hold a co-investment in AMAC, a publicly-traded REIT and two of our trustees (Marc D. Schnitzer, out Chief Executive Officer and President, and Jeff T. Blau, a Managing Trustee) are also members of AMAC's board of trustees. Robert L. Levy, our Chief Financial Officer performs the same role for AMAC. We have invested in AMAC common and preferred shares at a cost basis of $12.2 million. Since mid-2007, AMAC has experienced a reduction in liquidity which has resulted in margin calls on some of its repurchase facilities and interest rate derivative contracts. These margin calls have necessitated asset sales that resulted in substantial losses. Through December 31, 2007, we have recorded $4.0 million of equity losses associated with these investments, representing our proportionate share of losses AMAC has incurred. The market value of our AMAC shares was $2.3 million as of December 31, 2007.

As of December 31 2007, we also had advances to AMAC of $77.7 million through an unsecured revolving credit facility we provided to it. AMAC has informed us that it is in technical default of the facility although we have not accelerated that facility to date. As a result, the repayment to us of the balance due on the facility may be in jeopardy.

If AMAC continues to incur net losses, we will continue to recognize a portion in our net income and we may not receive dividend income from our investment. If AMAC can not repay its debt to us or if we can not recover the cost of our co-investment, losses incurred could be significant.

THERE ARE RISKS OF LOSS ASSOCIATED WITH OUR MORTGAGE ORIGINATIONS THAT MAY NEGATIVELY IMPACT OUR NET INCOME AND CASH FLOWS

In our DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae. For most of these loans, we retain a first loss position with respect to loans that we originate and sell under this program. For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and risk Levels I, II or III. Of the 846 loss sharing loans in this program as of December 31, 2007, all but one were Level I loans. For such loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae. In Level II and Level III loans we carry a higher loss sharing percentage.

Under the terms of our master loss sharing agreement with Fannie Mae, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing advances (taxes, insurance and foreclosure costs) until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, for Level I loans, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the master loss sharing agreement. No interim sharing adjustments are available for Level II and Level III loans.

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

Our maximum "first loss" exposure under the DUS and DUI programs is detailed in MANAGEMENT'S DISCUSSION AND ANALYSIS - OFF BALANCE SHEET ARRANGEMENTS and Note 25 to the consolidated financial statements.

CHANGES IN EXISTING GOVERNMENT SPONSORED AND FEDERAL MORTGAGE PROGRAMS COULD NEGATIVELY AFFECT OUR COMMERCIAL REAL ESTATE GROUP

Our ability to generate revenue through mortgage sales to institutional investors largely depends on programs sponsored by Fannie Mae and Freddie Mac, which facilitate the issuance of mortgage-backed securities in the secondary market. Any discontinuation of, or significant reduction in, the operation of those programs could have a material adverse effect on our Commercial Real Estate Group and results of operations. Also, any significant adverse change in the level of activity in the secondary market or the underwriting criteria of these entities would reduce our revenues.

THE LOSS OF OUR RELATIONSHIPS WITH GSES AND RELATED ENTITIES COULD ADVERSELY AFFECT OUR BUSINESS

Our agreements with Fannie Mae and Freddie Mac, which afford us a number of advantages, may be canceled by the counterparty for cause. Cancellation of one or more of these agreements would have a material adverse affect on our operating results and could result in further disqualification with other counterparties, loss of technology and other materially adverse consequences.

AS A MORTGAGE LENDER, WE MUST COMPLY WITH NUMEROUS LICENSING REQUIREMENTS, AND OUR INABILITY TO REMAIN IN COMPLIANCE WITH SUCH REQUIREMENTS COULD ADVERSELY AFFECT OUR OPERATIONS AND, IN GENERAL, OUR REPUTATION

Like other mortgage lending companies, we must comply with the applicable licensing and other regulatory requirements of each jurisdiction in which we are authorized to lend. These requirements are complex and vary from jurisdiction to jurisdiction. From time to time we are subject to examination by regulators and, if it is determined that we are not in compliance with the applicable requirements, we may be fined, and our license to lend in one or more jurisdictions may be suspended or revoked.

4.  RISKS RELATED TO OUR PORTFOLIO MANAGEMENT GROUP

IF OUR LOAN SERVICING PORTFOLIO DECREASES, OUR NET INCOME AND CASH FLOWS WOULD BE NEGATIVELY AFFECTED

A large portion of our revenues in the Portfolio Management Group relate to recurring fees for servicing mortgages we originate or those for which we have sub-servicing or special servicing agreements. Loans in our portfolio are subject to maturity, prepayments, defaults and refinancing after which we may not recapture the loan. Changes in market factors may also reduce the level of pre-securitization servicing that we perform. Upon these events, our portfolio would decline, depriving us of the associated revenue stream. This, in turn, would negatively affect our net income and cash flows.

5.  RISKS RELATED TO OUR CREDIT RISK PRODUCTS GROUP

THERE ARE RISKS ASSOCIATED WITH CREDIT INTERMEDIATION AND COMMITMENTS TO PROVIDE SPECIFIED RATES OF RETURN THAT EXPOSE US TO LOSSES

Through our subsidiaries, we provide credit intermediation to third parties for a fee. If such third parties default on their obligations for which we provided credit intermediation, our loss would likely be in an amount far in excess of the fee paid to us for providing the service. We also contract to provide specified internal rates of return to investors in LIHTC funds we sponsor. In connection with such transactions we might be required to advance funds to ensure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, we would be required to make a payment so that the specified rate of return will be achieved. Our maximum potential liability pursuant to those transactions is detailed in MANAGEMENT'S DISCUSSION AND ANALYSIS - OFF BALANCE SHEET ARRANGEMENTS and Note 25 to the consolidated financial statements.

THERE ARE RISKS RELATED TO OUR INITIATIVE FOR INVESTING IN SYNDICATED CORPORATE DEBT

During 2007, we began acquiring syndicated corporate debt for our own investment, and plan to finance the investments with CLOs. Prior to a CLO execution, we will finance acquisitions using short term warehouse financing. As we gain acceptance as a CLO issuer, we expect to retain only a small portion of the CLO equity for our own account, with the remainder sold to investors in a fund format.

There are various risks associated with this initiative, including but not limited to the following:

     o recent disruption in credit markets has affected many types of financing, including CLOs. If the market for CLO issuances does not improve, we may not be able to obtain permanent financing and may have to bear the entire risk associated with these assets;

     o as some of the assets are unsecured, we may have substantial risk of loss during the period we hold these assets for our own account;

     o we have limited experience in this market and we may not achieve acceptance as a CLO issuer, which would inhibit our ability to pursue this business;

     o debt we use to finance this business is subject to the risks enumerated in the "GENERAL RISKS RELATED TO OUR BUSINESS - AN INABILITY TO RAISE CAPITAL OR ACCESS FINANCING ON FAVORABLE TERMS, OR AT ALL, COULD ADVERSELY AFFECT OUR GROWTH" section above; and

     o syndicated debt investments have a different risk profile than investments secured by real estate, which has historically been our core competency.

All of these risks could lead to adverse impacts on our net income and cash flows.

6.  RISKS RELATED TO APPLICATION OF TAX LAWS

OUR CLASSIFICATION AS A PUBLICLY TRADED PARTNERSHIP NOT TAXABLE AS A CORPORATION IS NOT FREE FROM DOUBT AND COULD BE CHALLENGED

We, and many of our Affordable Housing and Commercial Real Estate subsidiaries, operate as partnerships or are disregarded for federal income tax purposes. This allows us to pass through our income, including our federally tax-exempt income, and deductions to our shareholders. The listing of our common shares on the New York Stock Exchange causes us to be treated as a "publicly traded partnership" for federal income tax purposes. We and our counsel, Paul, Hastings, Janofsky & Walker LLP ("Paul Hastings"), believe that we have been and are properly treated as a partnership for federal income tax purposes. However, the Internal Revenue Service ("IRS") could challenge our partnership status and we could fail to qualify as a partnership in years that are subject to audit or in future years. Qualification as a partnership involves the application of numerous technical legal provisions. For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is "qualifying" income (which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items). We have represented that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to conduct our operations in a manner such that at least 90% of our gross income will constitute qualifying income in the current year and in the future. In the opinion of Paul Hastings, although the issue is not free from doubt, we have been and are properly treated as a partnership for federal income tax purposes.

In determining whether interest is treated as qualifying income under these rules, interest income derived from a "financial business" and income and gains derived by a "dealer" in securities are not treated as qualifying income. We have represented that we are acting as an investor with respect to our mortgage revenue bond investments and that we have not engaged in, and will not engage in, a financial business, although there is no clear guidance on what constitutes a financial business under the tax law. We have taken the position that for purposes of determining whether we are in a financial business, Affordable Housing activities that we are engaged in now and that we contemplate engaging in prospectively would not cause us to be engaged in a financial business or to be considered a "dealer" in securities. The IRS could assert that our activities constitute a financial business. If our activities constitute (or as a result of increased volume constitute) a financial business or cause us to be treated as a dealer, there is a substantial risk that more than 10% of our gross income would not constitute qualifying income. We could also be treated as if we were engaged in a financial business if the activities of Centerline
Capital Group ("CCG") and its subsidiaries were attributed to us and were determined to constitute a financial business. CCG, including its principal subsidiaries Centerline Affordable Housing Advisors LLC ("CAHA") and Centerline Mortgage Capital Inc. ("CMC"), is subject to income tax on its income. Accordingly, we believe the activities and income of CCG and its subsidiaries will not be attributed to Centerline for purposes of determining Centerline's tax status. In addition, in determining whether interest is treated as qualifying income, interest income that is determined based upon the income or profits of any person is not treated as qualifying income. A portion of the interest payable on participating interest bonds owned by us is determined based upon the income or profits of the properties securing our investments. Accordingly, if we were to receive more than 10% of our gross income in any given year from such "contingent interest," the IRS could take the position that we should be treated as a publicly traded partnership taxable as a corporation. There can be no assurance that such monitoring would be effective in all events to avoid the receipt of contingent interest and any other non-qualifying income in any given year that exceeds 10% of our gross income because circumstances outside of our (or our subsidiaries) control could cause such a result.

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

OUR TREATMENT OF INCOME FROM OUR RESIDUAL INTERESTS AS FEDERALLY TAX-EXEMPT COULD BE CHALLENGED

We hold residual interests in certain federally tax-exempt mortgage revenue bonds through securitization programs, including out re-securitization with Freddie Mac. These residual interests entitle us to a share of the federally tax-exempt interest of such mortgage revenue bonds. Special tax counsel have each rendered an opinion to the effect that the issuer of the residual interests will each be classified as a partnership for federal income tax purposes and the holders of the residual interests will be treated as partners of each partnership. Consequently, as the holder of the residual interests, we treat our share of the federally tax-exempt income allocated and distributed to us as federally tax-exempt income. However, it is possible that the IRS could disagree with those conclusions and an alternative characterization could cause income from the residual interests to be treated as ordinary taxable income. If such an assertion of an alternative characterization prevailed, it would materially adversely affect us and our shareholders.

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

THE STRUCTURE OF OUR ACQUISITIONS COULD BE CHALLENGED

Our acquisitions of CAHA and other subsidiaries were structured to prevent us from realizing active income from these businesses and effectively to receive a tax deduction (via the allocation of subsidiary income) for payments made to its selling principals. It is possible that the IRS could challenge this structure, with material adverse consequences to us. First, the IRS could assert that we, as the parent trust, are the owner of these businesses, in which case the parent trust would realize an amount of active income from them that would require it to be treated as a corporation instead of a publicly traded partnership for income tax purposes. If the IRS prevailed, we would be required to pay taxes on that income, thereby reducing the amount available for us to make distributions. As a result, it is likely that the value of our shares would decline. Second, the IRS might assert that the Special Common Units ("SCUs") and Special Common Interests ("SCIs") held by the selling principals of the businesses and others are actually shares of our Company. If this position prevailed, the distributions payable on the units would not reduce the taxable income of CCG. In such event, CCG would be subject to increased tax, which could reduce our net income, our cash flows and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

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

     These partnerships intend to continue to meet those requirements, which include an income test and an expense test, on an ongoing basis. There can be no assurance, however, that unforeseen circumstances might cause one or more of the securitization partnerships to fail either the income test or the expense test, which would cause these securitization partnerships to have to comply with all of the requirements of subchapter K of the Code. In the event one or more of the securitization partnerships was forced to comply with the provisions of subchapter K of the Code, it is likely that all of the tax-exempt money market funds that hold the senior interests in those securitizations would tender their positions. This would require the remarketing agent to locate new purchasers, which were not tax-exempt money market funds, for those tendered senior interests. This would probably result in an increase in the distributions to the holders of the senior interests, which would reduce, dollar for dollar, the distributions on the residual interests in the securitizations, which are owned by us through our subsidiaries

     TAXABLE INCOME

     In our Affordable Housing business, we primarily invest in investments that produce only tax-exempt income. However, the IRS may seek to re-characterize a portion of our tax-exempt income as taxable income as described above. If the IRS were successful, a shareholder's distributive share of such income would be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed. Any taxable income would be allocated pro rata among our CRA Preferred Shares, our CRA Shares and our common shares. We may also have taxable income in the form of market discount or gain on the sale or other disposition of our investments, and we expect to own investments and engage in certain fee generating activities (through our subsidiaries) that will generate taxable income.

The following discussion relates only to our REIT subsidiary:

     ADVERSE CONSEQUENCES OF FAILURE TO MAINTAIN REIT STATUS MAY INCLUDE TAXATION OF A PORTION OF OUR EARNINGS NOT OTHERWISE TAXABLE

     Centerline REIT, Inc. ("Centerline REIT"), a subsidiary, intends to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. If Centerline REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders would not be deductible in computing its taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders. Unless entitled to relief under certain provisions of the Code, Centerline REIT also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

     Centerline REIT must distribute annually at least 90% of its taxable income (excluding any net capital gain) in order to be exempt from corporate income taxation of the earnings that it distributes. In addition, Centerline REIT is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions it pays with respect to any calendar year are less than the sum of:

          1.   85% of its ordinary income for that year,
          2.   95% of its capital gain net income for that year; and
          3. 100% of its undistributed ordinary income and capital gain net income from prior years.

     While Centerline REIT intends to make distributions to its stockholders to comply with the 90% distribution requirement and to be exempt from the nondeductible excise tax, differences in timing between the recognition of taxable income and the actual receipt of cash may require it to borrow funds to meet this distribution requirement and to avoid the excise tax. In addition, the requirement to distribute a substantial portion of its taxable income could cause Centerline REIT to:

          1.   distribute amounts that represent a return of capital;
          2. distribute amounts that would otherwise be spent on capital expenditures or repayment of debt; or
          3. distribute amounts that may be treated as excess inclusion income and accordingly, unrelated business taxable income in the hands of certain not-for-profit stockholders.

     To qualify as a REIT, Centerline REIT must satisfy certain requirements concerning the nature of its assets and income, which may restrict its ability to invest in various types of assets. Specifically:

          1. at least 75% of Centerline REIT's assets must consist of real estate assets, cash and cash items, and certain government securities, to ensure that the bulk of Centerline REIT's investments are either equity or mortgage interests in real property; and
          2. Centerline REIT will not be able to acquire securities (other than securities that are treated as an interest in real property or interests in a taxable REIT subsidiary) of any single issuer that would represent either more than 5% of the total value of its assets or 10% of the voting securities of such issuer, to ensure a diversification of Centerline REIT's non-real-property investments.

     In addition, to satisfy the income requirements of a REIT, Centerline REIT generally will be restricted to acquiring assets that generate qualifying income for purposes of certain income tests. These restrictions could affect adversely Centerline REIT's ability to optimize its portfolio of assets.

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

7.  RISKS RELATED TO INVESTING IN OUR COMPANY

BECAUSE  WE  HOLD  MOST  OF  OUR  INVESTMENTS  THROUGH  OUR  SUBSIDIARIES,   OUR
SHAREHOLDERS ARE EFFECTIVELY SUBORDINATED TO THE LIABILITIES AND EQUITY OF OUR SUBSIDIARIES AND OUR PREFERRED SHARES

We hold most of our investments through our subsidiaries. Because we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity, SCUs and SCIs of our subsidiaries, which at December 31, 2007, aggregated approximately $1.8 billion. Additionally, in January 2008, we issued $131.2 million of preferred securities to which our common shareholders are also subordinated. In particular, the holders of the preferred shares of our Centerline Equity Issuer Trust subsidiary ("Equity Issuer") are entitled to receive preferential distributions with respect to $377.5 million of residual interest investments it holds. Accordingly, a portion of the cash flow from our investments, particularly certain retained interests, will not be available for distribution on our common shares. Likewise if we pay a common dividend:

     o holders of SCUs issued by our Centerline Capital Company LLC ("CCC") subsidiary are entitled to receive preferential distributions with respect to the earnings of CCC and its subsidiaries; and
     o holders of SCIs issued by our Centerline Investors I LLC ("Centerline Investors") subsidiary are entitled to receive preferential distributions with respect to the earnings of Centerline Investors.

Additionally, we have issued preferred shares that rank senior to our common shares with respect to payment of dividends and any other distributions. While most of these preferred shares are convertible into common shares, the preferences will exist at all times prior to any such conversion.

Our earnings, therefore, may not be available for distribution to our common shareholders.

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

THE FORMER OWNERS OF CENTERLINE AFFORDABLE HOUSING ADVISORS AND MEMBERS OF OUR MANAGEMENT TEAM HAVE SIGNIFICANT VOTING POWER ON MATTERS SUBMITTED TO A VOTE OF OUR SHAREHOLDERS, AND THEIR INTERESTS MAY BE IN CONFLICT WITH THE INTERESTS OF OUR OTHER SHAREHOLDERS

In connection with our acquisition of Centerline Affordable Housing Advisors LLC ("CAHA") in 2003, we issued to each of its selling principals one special preferred voting share for each SCU they received. Our special preferred voting shares have no economic interest, but entitle each holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares. The selling principals of CAHA who received special preferred voting shares include Marc D. Schnitzer, our Chief Executive Officer and President, and a subsidiary of Related Companies, L.P. ("TRCLP"), which is controlled by Stephen M. Ross, the chairman of our Board of Trustees.

Mr. Schnitzer has also received share grants from the Company that are entitled to vote during the vesting periods, as have other members of our executive management team. As a result of the special preferred voting share issuance, additional common shares directly or indirectly owned by them and share grants we have made, members of our executive management team and Mr. Ross in the aggregate directly or indirectly owned voting shares representing approximately 32.1% of our voting power as of January 31, 2008, taking into account the issuance of convertible preferred securities in January 2008, all of which were purchased by an entity controlled by Mr. Ross. As such, if they vote as a block, such shareholders will have significant voting power on all matters submitted to a vote of our common shareholders.

Also, because Mr. Schnitzer and Mr. Ross serve as our managing trustees, there are ongoing conflicts of interest when we are required to determine whether or not to take actions to enforce our rights under the various agreements entered into in connection with the CAHA acquisition. While any material decisions involving these persons are subject to the vote of a majority of our independent trustees, such decisions may create conflicts between us and these persons.

In addition, we have some obligations to these former owners which will require us to make choices as to how we operate our business and which may affect those obligations. For example, we have guaranteed the payment to all holders of the SCUs of all but $5.0 million of the distributions they would otherwise be entitled to receive from CCC. In addition, we have agreed to share cash flow from investment funds so that we and certain of these former owners can receive payment of deferred fees. Further, TRCLP and its affiliates currently engage in businesses which compete with us. The non-competition covenants contained in a future relations agreement entered into by TRCLP and its affiliates in connection with our acquisition of CAHA prohibit TRCLP and its affiliates from competing with any business currently engaged in by us other than in specified areas, including:

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

     STAGGERED BOARD

     Our Board of Trustees is divided into three classes of managing trustees. The terms of the first, second and third classes will expire in 2008, 2009 and 2010, respectively. Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class' term. The use of a staggered board makes it more difficult for a third-party to acquire control over us.

SALES IN THE PUBLIC MARKET OF OUR COMMON SHARES ISSUABLE IN EXCHANGE FOR OUR OTHER EQUITY INSTRUMENTS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR SHARES

Future sales of substantial amounts of our common shares in the public market could adversely affect prevailing market prices of our shares. As of December 31, 2007, 14.3 million common shares remained issuable in exchange for outstanding SCUs, 0.3 million common shares remained issuable in exchange for outstanding SCIs and we have granted restricted common shares of which 2.1 million were unvested at December 31, 2007. When these shares vest and/or convert, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through the equity markets.

In addition, we have issued other series shares that are convertible into common shares, including:

     o    Convertible Community Reinvestment Act Preferred Shares;

     o    Series A Convertible Community Reinvestment Act Preferred Shares; and
     o 4.40% Cumulative Perpetual Convertible Community Reinvestment Act Preferred Shares.

As of December 31, 2007, these shares were convertible into an aggregate of 7.2 million common shares. In January 2008, we also issued 11.0% Cumulative Convertible Preferred Shares ("11.0% Preferred Shares") that are convertible into 12.2 million common shares.

As of December 31, 2007, TRCLP and its owners indirectly held 10.2 million SCUs and 1.1 million common shares which, subject to some exceptions, are not subject to a lock-up agreement. An affiliate of TRCLP purchased the entire issue of the 11.0% Preferred Shares in January 2008. In addition, former executives of our Company held 2.9 million SCUs as of December 31, 2007. These SCUs are not subject to lock-up agreements and may be converted to common shares at any time.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We lease the office space in which our headquarters are located at 625 Madison Avenue, New York, NY. The leases expire in 2017.

We also lease office space in other locations, available for use by all of our operations, as follows:

     o    Arlington, VA - an office facility; the lease expires in 2008.
     o    San Rafael, CA - an office facility; the lease expires in 2008.
     o    Dallas, TX - an office facility; the lease expires in 2010.
     o    Jersey City, NJ - an office facility; the lease expires in 2010.
     o    Irvine, CA - an office facility; the lease expires in 2011.
     o    Kansas City, MO - an office facility; the lease expires in 2012.
     o    San Francisco, CA - an office facility; the lease expires in 2012.
     o    Vienna, VA - an office facility; the lease expires in 2012.
     o    Chicago, IL - an office facility; the lease expires in 2014.
     o    Irving, TX - an office facility; the leases expires in 2016.

During 2008, we plan on consolidating our headquarters and Jersey City location into newly leased space in New York, NY. We believe that these facilities are suitable for current requirements and contemplated future operations.

ITEM 3.  LEGAL PROCEEDINGS.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.

Putative Class and Derivative Actions
-------------------------------------

Through February 29, 2008, we and our trustees have been named as defendants in twelve shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and
(ii) we  committed  to sell an 11%  Convertible  Preferred  Stock to The Related
Companies LP (see Note 27 to the consolidated financial statements). Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws. The other six cases are primarily derivative actions, although some purport also to assert class claims, arising under state law. Each of the actions is summarized below.


FEDERAL SECURITIES CASES

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York. Thereafter, five other, essentially duplicative putative class actions were also filed in the same court. The complaint in each case asserts that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our recently announced transaction with Freddie Mac. Each complaint seeks an unspecified amount of compensatory damages and other relief. After March 18, 2008, the court will designate a lead plaintiff for these cases and we expect that thereafter all six lawsuits will be consolidated into a single action. We intend to defend vigorously the claims that have been asserted against us and our officers and trustees. The federal lawsuits are:

     o On January 18, 2008, Goldstein v. Centerline Holding Company, et al., No. 08 CV 00505, was filed against us and against certain of our officers and trustees in the United States District Court for the Southern District of New York;
     o On January 31, 2008, Frank v. Centerline Holding Company, et al., No. 08 CV 01026, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;
     o On February 4, 2008, Weinrib v. Centerline Holding Company, et al., No. 08 CV 01158, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;
     o On February 11, 2008, Lyons v. Centerline Holding Company, et al., No. 08 CV 01458, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York; and
     o On February 15, 2008, Dechter v. Centerline Holding Company, et al., No. 08 CV 01593, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.
     o On February 26, 2008, Quill v. Centerline Holding Co., Inc, et al., No. 08 CV 01902, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.

DERIVATIVE LAWSUITS

On January 15, 2008, the first of the state law cases, a putative class and derivative action, entitled OFF V. ROSS, CA No. 3468-VCP, was filed against us, our Board of Trustees and The Related Companies, L.P. in the Delaware Court of Chancery. The lawsuit concerns our sale of a new issue of convertible preferred stock to an affiliate of The Related Companies, L.P. The lawsuit alleges claims for breach of fiduciary duty against the Trustees and seeks an unspecified amount of compensatory damages from them as well as injunctive relief against all defendants. Thereafter, five other derivative lawsuits asserting the same or similar claims were filed in state and federal courts in New York and in the Delaware Chancery Court. Two of these later-filed actions also allege that the trustees breached their fiduciary duties to us by allegedly violating the federal securities laws (as alleged in the federal securities lawsuits described above). We are named solely as a nominal defendant in all six derivative actions and no monetary relief is sought against us in any of those cases. The five derivative actions filed subsequent to the OFF case are:

     o On January 18, 2008, Kramer v. Ross, et al., Index. No. 100861-08, was filed against us and our board of trustees, in New York County Supreme Court;
     o On January 25, 2008, Carfagno v. Schnitzer, et al., No. 08 CV 00912, was filed against us and our board of trustees in the United States District Court for the Southern District of New York;
     o On January 30, 2008, Ciszerk v. Ross, et al., CA No. 3511, was filed against us, our board of trustees and The Related Companies, L.P. in the Delaware Court of Chancery;
     o On February 22, 2008, Kanter v. Ross, et al., 08 Civ. 01827, was filed against us, our board of trustees and The Related Companies, L.P. in the United States District Court for the Southern District of New York; and
     o On February 27, 2008, Broy v. Centerline Holding Company et al., No. 08 CV 01971, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.

We have negotiated a settlement with the plaintiff in the OFF case based on the rights offering which we have previously announced (see Notes 17 and 27 to the consolidated financial statements) and which is subject to court approval. We believe that the settlement in OFF will also resolve the similar claims that have been asserted in several of the other derivative lawsuits. If the court does not approve the settlement in OFF, and/or to the extent that the OFF settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation. The Board will consider the letter at its next regularly scheduled meeting.

Other
-----

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

One of the lawsuits, which was originally filed in Pierce County Superior Court, and thereafter transferred to King County Superior Court, in the State of
Washington, is entitled SILVERWOOD ALLIANCE APARTMENTS, LLC, ET AL. V. AFFORDABLE HOUSING PARTNERSHIP ALLIANCE LLC, ET AL., Case No. 06-2-40705-9SEA. SILVERWOOD involves a counterclaim for unspecified damages. The other lawsuit, also was originally filed in Pierce County Superior Court in the State of Washington and thereafter was removed to the United States District Court for the Western District of Washington, is entitled VIEWCREST BREMERTON, LLC V. RELATED CAPITAL HOUSING PARTNERSHIP I, L.P. - SERIES 3, ET AL., Case No. C06-5459RSM. VIEWCREST alleges damages of at least $10 - 15 million against our subsidiaries. SILVERWOOD is currently scheduled for trial in June 2008. Viewcrest does not currently have a scheduled trial date. The parties have engaged in discovery and have entered into settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims. We are unable at the present time to estimate what potential losses, if any, may arise in connection with this litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to shareholders for voting during the fourth quarter of 2007.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
------------------
Our common shares are listed on the New York Stock Exchange under the symbol "CHC".

The high and low prices for each quarterly period of the last two years during which our common shares were traded were as follows:

                                  2007                          2006
                       ---------------------------   ---------------------------
   Quarter Ended            Low           High           Low            High
--------------------   ------------   ------------   ------------   ------------
March 31               $      18.50   $      21.87   $      19.52   $      22.65
June 30                $      16.75   $      19.95   $      16.86   $      20.13
September 30           $      10.35   $      18.47   $      18.10   $      21.05
December 31            $       6.28   $      16.02   $      19.52   $      21.76

The last reported sale price of our common shares on the New York Stock Exchange on February 22, 2008, was $5.46.

Holders
-------

As of February 22, 2008, there were 2,597 registered shareholders owning 50,617,812 common shares.

Distributions
-------------

Our Convertible CRA Shares (see Notes 16 and 17 to the consolidated financial statements) rank on par with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company, although both are subordinate to our 4.4% Convertible CRA Preferred shares and 11.0% Preferred Shares. Quarterly cash distributions during the years ended December 31, 2007 and 2006 were as follows:

                                                                     Total Amount
                                          Date            Per         Distributed
Cash Distribution for Quarter Ended       Paid           Share       (IN THOUSANDS)
-----------------------------------   ------------   -------------   -------------
March 31, 2007                             5/15/07   $        0.42   $      25,327
June 30, 2007                              8/14/07            0.42          24,747
September 30, 2007                        11/14/07            0.42          24,796
December 31, 2007                          2/14/08            0.42          24,879
                                                     -------------   -------------
Total for 2007                                       $        1.68   $      99,749
                                                     =============   =============

March 31, 2006                             5/15/06   $        0.42   $      24,764
June 30, 2006                              8/14/06            0.42          24,806
September 30, 2006                        11/14/06            0.42          25,175
December 31, 2006                          2/14/07            0.42          25,201
                                                     -------------   -------------
Total for 2006                                       $        1.68   $      99,946
                                                     =============   =============


There are no material legal restrictions upon our present or future ability to make distributions in accordance with the provisions of our Second Amended and Restated Trust Agreement. We do not believe that the financial covenants contained in our and our subsidiaries' secured indebtedness or in the terms of the preferred shares issued by Equity Issuer will have any adverse impact on our ability to make distributions in the normal course of business to our common and Convertible CRA shareholders. As discussed more fully in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES", our Revolving Credit and Term Loan contains a covenant that limits distributions (including common share dividends and distributions paid to SCU and SCI holders) to an amount equal to or less than 50% of our consolidated earnings before interest, tax, depreciation and amortization (as defined in the agreement). Future distributions will be at the discretion of the trustees based upon evaluation of our actual cash flows, our financial condition, capital requirements, covenants and such other factors as our trustees deem relevant. In December 2007, we announced our intention to pay dividend on our common shares at a rate of $0.60 per share on an annualized basis ($0.15 on a quarterly basis) in 2008, subject to declaration and approval by the Board of Trustees.

Securities authorized for issuance under equity compensation plans
------------------------------------------------------------------

The following table provides information related to our incentive share plans as of December 31, 2007:

                                                (a)                (b)               (c)

                                                                                  Number of
                                                                                  securities
                                                                                  remaining
                                            Number of                           available for
                                         securities to be      Weighted-        future issuance
                                           issued upon      average exercise     under equity
                                           exercise of          price of         compensation
                                           outstanding        outstanding      plans (excluding
                                             options,           options,          securities
                                           warrants and       warrants and       reflected in
                                              rights             rights          column a)(1)
                                         ----------------   ----------------   ----------------
Equity compensation plans approved by
  security holders                              2,879,180   $          20.17          7,772,353
Equity compensation plans not approved
  by security holders                                  --                 --
                                         ----------------   ----------------   ----------------

Totals                                          2,879,180   $          20.17          7,772,353
                                         ================   ================   ================

(1) Our 2007 Incentive Share Plan (see Note 19 to the consolidated financial statements) authorizes us to issue options or other share - based compensation equal to 10% of the total shares outstanding (as defined in the plan) as of December 31 of the year preceding the issuance of new grants or options. Of the amount shown, 702,318 securities remain available for issuance under our incentive share plan that existed prior to our 2007 Incentive Share Plan.


Securities purchased by us
--------------------------

The Board of Trustees has authorized a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares in the open market; however, under the terms of our Revolver and Term Loan facilities entered into as of December 27, 2007, we are restricted from acquiring capital stock during the term of such facilities (see Note 11 to our consolidated financial statements) except for preferred shares that we will repurchase as part of our rights offering (see Note 27 to our consolidated financial statements). The following table presents information related to our repurchases of our equity securities during the fourth quarter of 2007 and other information related to our repurchase program:

                         PURCHASES OF EQUITY SECURITIES

                                                                        Maximum
                                                      Total number     number of
                                                       of shares      shares that
                                                      purchased as    may yet be
                           Total                         part of       purchased
                         number of        Average       publicly       under the
                           shares       price paid      announced      plans or
        Period          purchased (1)    per share       program        program
---------------------   ------------   ------------   ------------   ------------
October 1 - 31, 2007          18,908   $      15.44             --
November 1 - 30, 2007         57,230          13.01             --
December 1 - 31, 2007             --                            --
                        ------------   ------------   ------------   ------------

Total                         76,138   $      13.61             --        303,854
                        ============   ============   ============   ============

(1) These repurchases were in connection with tax withholding obligations incurred by holders of newly vested restricted shares, were outside of our share repurchase program and not subject to the debt covenant restriction described above.

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Notes 17 and 19 to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA.

The information set forth below presents our selected financial data. Additional financial information is set forth in the consolidated financial statements and notes thereto.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                               Year Ended December 31,
                                        -------------------------------------------------------------------------
                                          2007 (1)       2006 (2)      2005 (3)      2004 (4)      2003 (5)
                                        -----------    -----------   -----------   -----------   -----------
Revenues                                $   572,927    $   387,259   $   295,097   $   232,432   $   152,240
Expenses                                $   632,303    $   460,647   $   351,658   $   234,214   $    87,995
(Loss) income before income taxes       $   (54,243)   $    47,786   $    30,437   $    48,120   $    60,514
Net (loss) income                       $   (58,750)   $    41,294   $    59,014   $    65,363   $    66,586
Net (loss) income available to
  shareholders (6)                      $   (63,507)   $    36,542   $    56,994   $    65,363   $    61,248

Net (loss) income per share (6)
  Basic                                 $     (1.11)   $      0.63   $      0.98   $      1.19   $      1.31
  Diluted                               $     (1.11)   $      0.62   $      0.98   $      1.19   $      1.31

Financial position
-------------------------------------

Total assets                            $ 9,491,588    $ 9,687,971   $ 6,968,757   $ 5,737,221   $ 2,581,169
Notes payable                           $   505,888    $   591,165   $   304,888   $   174,454   $   153,350
Financing arrangements and secured
  financing                             $   555,315    $ 1,801,170   $ 1,429,692   $ 1,068,428   $   900,008
Preferred shares of subsidiary:
  Subject to mandatory repurchase       $   273,500    $   273,500   $   273,500   $   273,500   $   273,500
  Not subject to mandatory repurchase   $   104,000    $   104,000   $   104,000   $   104,000   $        --

Dividends
-------------------------------------

Dividends declared per share(7)         $      1.68    $      1.68   $      1.65   $      1.57   $      1.37

(1) In December 2007, the re-securitization of our mortgage revenue bonds resulted in a loss of $77.9 million before minority interest allocations (see Note 4 to the consolidated financial statements).
(2) Includes Centerline Investors beginning in August 2006, and includes $29.2 million of expense (or $0.50 per basic and diluted share) related to a valuation allowance recorded against deferred tax assets (see Note 20 to the consolidated financial statements).
(3) Includes a $22.6 million non-cash pre-tax charge ($12.3 million after tax, or $0.21 per basic and diluted share) related to the write-off of the "Related Capital Company" trade-name intangible asset (see Note 9 to the consolidated financial statements).
(4) Reflects adoption of FASB Interpretation 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)"), as of March 31, 2004 (See Note 1 to the consolidated financial statements).
(5) Includes CAHA beginning in November 2003.
(6) Includes common shareholders and Convertible CRA shareholders.
(7) Distributions per share are the same for both common shares and Convertible CRA shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand the results of operations and financial condition of Centerline Holding Company. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

Forward-Looking Statements
--------------------------

This MD&A contains forward-looking statements. These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current expectations, estimates, projections, beliefs and assumptions about our Company and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Some of these risks include, among other things:

     o adverse changes in real estate markets general economic and business conditions;
     o adverse changes in credit markets and risks related to the form and structure of our financing arrangements;
     o our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;
     o    changes in applicable laws and regulations;
     o our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
     o    competition with other companies;
     o    risk of loss from direct and indirect investments in CMBS and CDOs;
     o    risk of loss under  mortgage  banking loss sharing  agreements;  and
     o    risks associated with providing credit intermediation.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.

OVERVIEW
--------

We are an alternative asset manager with a core focus on real estate and more than $11.9 billion of assets under management as of December 31, 2007. Our consolidated results since 2005 reflect our transformation from direct investing towards growing our business through fund and asset management, while 2007 results were hampered by general economic conditions in the latter half of the year.

We manage our operations through four reportable operating segments and two segments not involved in direct operations. Our four operating segments are:

     1. Affordable Housing, which brings together the users and providers of debt and equity capital to the affordable multifamily rental housing industry;
     2. Commercial Real Estate, which provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties;
     3. Portfolio Management, which comprises activities for monitoring, managing and servicing the Affordable Housing and Commercial Real Estate assets we own, for funds we manage, and for third parties; and
     4. Credit Risk Products, which provides credit intermediation, through our subsidiaries, to affordable housing debt and equity products. Through this segment, we also invest in syndicated corporate debt.

Our two additional segments are Consolidated Partnerships, which includes those entities we are required to consolidate in accordance with various accounting pronouncements, and our Corporate segment.

Significant events during 2007 include:

     Market Conditions
     -----------------

     o Disruption in credit markets, specifically with respect to CDO financing, repurchase financing for investments such as CMBS and commercial real estate lending, impacted our Commercial Real Estate Group throughout the latter half of 2007;
     o Such disruption made credit generally less available and more costly across all of our business lines. This impacted the spread we earned in the Affordable Housing bond investing business and increased our general cost of doing business;
     o Changes in interest rates led to significant declines in the fair value of our interest rate swaps and widening credit spreads led to significant declines in the values of CMBS investments we hold or the funds we manage hold.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Affordable Housing
     ------------------

     o The re-securitization of our tax-exempt affordable housing bond portfolio with Freddie Mac in December 2007, which for accounting purposes was principally treated as a sale; and
     o Raising gross equity of $1.2 billion in 16 LIHTC funds ($1.2 billion in 15 LIHTC funds in 2006).

     Commercial Real Estate
     ----------------------

     o The launch of our third high-yield CMBS Fund in August with committed capital of $585.3 million as of December 31, 2007;
     o An increase in capital commitments of $178.6 million in our High-Yield Debt Fund Partnership;
     o The origination of over $1.7 billion of commercial mortgage loans for our investor partners; and
     o The pricing and closing of a $986.0 million CDO offering in one of our CMBS Fund Partnerships.

     Portfolio Management
     --------------------

     o    An increase in our primary loan servicing portfolio to $30.7 billion.

     Credit Risk Products
     --------------------

     o The achievement of AAA counterparty rating from S&P for our Centerline Financial subsidiary, which will allow us to expand our ability to offer credit intermediation to third parties.

During 2008, we expect our revenue composition to be principally comprised of investment management fees (e.g., fund sponsorship, asset management, servicing and incentive fees) and transactional fees (e.g., origination fees, credit intermediation fees) and, to a lesser extent, income from investments we hold for our own account. In 2007 and prior, mortgage revenue bond interest income was the most significant component of revenue. In addition, strategic initiatives for 2008 include:

     1. the growth of assets under management from our current base of $11.9 billion through raising funds for our Commercial Real Estate debt and equity funds, our Affordable Housing funds, new mortgage revenue bond investments and syndicated corporate debt investments;
     2. growth in our credit intermediation business to third parties following the AAA counterparty rating received in 2007; and
     3.   reduction of our debt.

Profitability
-------------

Through 2007, we utilized cash available for distribution ("CAD") as a financial metric with respect to allocation of resources, employee compensation, and compliance with certain covenants. Beginning in the first quarter of 2008, we will no longer utilize CAD for internal purposes or as a condition of any financial covenant, and, therefore we will no longer report it as a performance metric. Instead, the Company will report adjusted earnings per share ("Adjusted EPS") which we define as earnings per share computed pursuant to generally accepted accounting principles ("GAAP") and adjusted for non-cash amortization of acquired intangible assets and acquisition related, share-based compensation. There is no generally accepted accounting method for computing CAD or Adjusted EPS and our computation may not be comparable to similar measurements reported by other companies. For further information see Note 24 to our consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          2007          2006         2005
---------------------------------------------------    ----------    ----------   ----------
CAD including costs of re-securitization transaction   $    5,864    $  111,030   $  114,710
                                                       ==========    ==========   ==========
CAD excluding costs of re-securitization transaction   $   94,894    $  111,030   $  114,710
                                                       ==========    ==========   ==========
                                                       $  (60,128)   $   41,294   $   59,014
Net (loss) income
  Amortization of acquired intangible assets               22,238        16,912       38,774
  Acquisition related, share-based compensation            15,091         9,242        3,307
                                                       ----------    ----------   ----------

Adjusted net (loss) income                             $  (22,799)   $   67,448   $  101,095
                                                       ==========    ==========   ==========
Loss on re-securitization of mortgage revenue bonds
  (net of minority interest impact)                       (55,376)           --           --
                                                       ----------    ----------   ----------
Adjusted net income excluding net loss on
  re-securitization of mortgage revenue bonds          $   32,577    $   67,448   $  101,095
                                                       ----------    ----------   ----------
Adjusted EPS (diluted)                                 $    (0.54)   $     1.07   $     1.70
                                                       ----------    ----------   ----------
Adjusted EPS (diluted) excluding loss on
  re-securitization of mortgage revenue bonds          $     0.43    $     1.07   $     1.70
                                                       ==========    ==========   ==========


Our consolidated results since 2005 reflect our ongoing business transformation as an alternative asset manager, as well as the following items impacting comparability:

     o The December 2007 re-securitization of our mortgage revenue bonds resulting in a loss of $55.4 million ($77.9 million before minority interest allocations) included within the net loss (or $0.97 per share) and $89.0 million included within CAD (see also Note 4 to the consolidated financial statements);
     o The acquisition of Centerline Investors in August 2006 resulting in a full year of operations in 2007 for this business as compared to only
          4.5 months of operations included in the 2006 year;
     o The 2006 period included the gain on termination of the Capri Capital Advisors LLC ("CCA") loan of $6.9 million; and
     o The 2006 period included non-recurring costs of $12.2 million relating to corporate initiatives primarily related to the launch of Centerline Financial.

We recorded a net loss for the 2007 period as compared to net income in the 2006 period. Much of the current year loss was due to:

     o the December 2007 re-securitization of our mortgage revenue bonds resulting in a loss of $55.4 million ($77.9 million before minority interest allocations) included within the net loss (see also Note 4 to the consolidated financial statements);
     o impairment charges of $19.9 million (primarily in the first quarter of 2007) recognized on mortgage revenue bonds and a charge to reserve against associated receivables;
     o a non-cash impairment charge of $7.2 million associated with an intangible asset related to AMAC;
     o non-cash expenses of $17.2 million recorded for the decline in fair value of interest rate derivatives;
     o non-cash costs stemming from the acquisition of Centerline Investors, such as amortization of restricted shares awarded in connection with the transaction and amortization of intangible assets acquired;
     o    reduced margins in several of our businesses; and
     o    severance costs of $3.8 million.

The decline in net income in 2006 as compared to 2005 resulted from a tax charge to record a valuation allowance against deferred tax assets. This charge more than offset increased pre-tax income that resulted from:

     o an $9.2 million increase in interest income and $3.8 million of servicing fee income following our acquisition of Centerline Investors (formerly ARCap Investors) and the $15.3 million of equity income earned from our co-investments in the CMBS and High-Yield Debt Fund Partnerships it sponsored; and
     o    a $6.9 million gain on the repayment of a loan to we had made to CCA.

These factors more than offset an increase in interest, general and administrative expenses resulting from the acquisition. While we recorded a $2.6 million charge in 2006 to write off intangible assets of a subsidiary we recorded a $22.6 million charge in 2005 related to the discontinuance of a trade name.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


CONSOLIDATED RESULTS

Our summary consolidated results of operations are presented below for the years ended December 31, 2007, 2006 and 2005:

                                                                                               % Change    % Change
                                     % of                    % of                    % of      2007 vs.    2006 vs.
(IN THOUSANDS)            2007     Revenues       2006     Revenues       2005     Revenues       2006        2005
--------------------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenues               $ 572,927       100.0%  $ 387,259       100.0%  $ 295,097       100.0%       47.9%       31.2%
Expenses                 632,303       110.3     460,647       119.0     351,658       119.2        37.3        31.0
Other items (1)            3,755         0.7     121,174        31.3      86,998        29.5       (96.9)       39.3
(Loss) income before
  income taxes:
(Loss) income 31,555
  subject to tax         (36,337)       (6.3)    (31,555)       (8.1)    (48,872)      (16.6)      (15.2)      (35.4)
(Loss) income not
  subject to tax         (19,284)       (3.4)     79,341        20.5      79,309        26.9      (124.3)         --
                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                         (55,621)       (9.7)     47,786        12.3      30,437        10.3      (216.4)       57.0
Income tax
  (provision)
  benefit                 (4,507)       (0.8)     (6,492)       (1.7)     28,577         9.7       (30.6)     (122.7)

Net (loss) income        (60,128)      (10.5)     41,294        10.7      59,014        20.0      (245.6)      (30.0)

(1) 2007 includes the $77.9 million loss on the re- securitization of our mortgage revenue bond portfolio.


REVENUES

The following table presents our revenues for the years ended December 31, 2007, 2006 and 2005:

                                                                 % Change                  % Change
                                                                 2007 vs.                  2006 vs.
(IN THOUSANDS)                             2007        2006        2006          2005        2005
-------------------------------------   ---------   ---------   ---------     ---------   ---------
Mortgage revenue bond interest income   $ 150,609   $ 156,500        (3.8)%   $ 146,024         7.2%
Other interest income                      58,988      34,159        72.7        16,162       111.4
Fee income                                 94,290      90,946         3.7        90,047         1.0
Other revenues                             11,019      15,998       (31.1)       14,908         7.3
                                        ---------   ---------   ---------     ---------   ---------
Subtotal                                  314,906     297,603         5.8       267,141        11.4
                                        ---------   ---------   ---------     ---------   ---------

Revenues of LIHTC Fund and Property
  Partnerships                             76,645      48,338        58.6        27,956        72.9

Revenues of CMBS and High-Yield Debt
  Fund Partnerships                       181,376      41,318       339.0            --          --
                                        ---------   ---------   ---------     ---------   ---------

Total revenues                          $ 572,927   $ 387,259        47.9%    $ 295,097        31.2%
                                        =========   =========   =========     =========   =========


The growth in revenues in both 2007 and 2006 is attributable to:

     o Growth in revenues of Consolidated Partnerships of $168.4 million and $61.7 million in 2007 and 2006, respectively reflective of the increases in assets under management for both our Affordable Housing segment and Commercial Real Estate segment;
     o Increase in revenues of our operating segments due to acquisition of Centerline Investors of $40.8 million and $14.7 million in 2007 and 2006, respectively; and
     o Increase in interest income from investments, cash collateral balances and cash escrows in our Commercial Real Estate and Portfolio Management segments, largely in part due to the acquisition of Centerline Investors.

Adjusting to include Centerline Investors' revenues for all periods, revenues would have increased 20.5% in 2007 and 11.9% in 2006.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Detailed discussion of revenues is included in RESULTS BY SEGMENT later in this section.

EXPENSES

The following table presents our expenses for the years ended December 31, 2007, 2006 and 2005:

                                                                     % Change                         % Change
(DOLLARS IN THOUSANDS)                  2007            2006       2007 vs. 2006         2005       2006 vs. 2005
--------------------------------   -------------   -------------   -------------    -------------   -------------
Interest expense                   $     145,236   $      97,853            48.4%   $      57,098            71.4%
                                   -------------   -------------   -------------    -------------   -------------

Interest expense - preferred
  shares of subsidiary                    18,898          18,898              --           18,898              --

Salaries and benefits                    116,764          94,916            23.0           68,983            37.6
Other general and administrative          65,720          65,870            (0.2)          56,412            16.8
                                   -------------   -------------   -------------    -------------   -------------
  Subtotal                               182,484         160,786            13.5          125,395            28.2
                                   -------------   -------------   -------------    -------------   -------------

Depreciation and amortization             45,099          45,395            (0.7)          43,795             3.7
Write-off of intangible assets             7,226           2,644           173.3           22,567           (88.3)
Loss on impairment of assets              20,008           5,003           299.9            4,555             9.8
                                   -------------   -------------   -------------    -------------   -------------
  Subtotal before consolidated
    partnerships                         418,951         330,579            26.7          272,308            21.4
                                   -------------   -------------   -------------    -------------   -------------

Interest expense of consolidated
  LIHTC Fund and Property
  Partnerships                            19,245          25,989           (25.9)          26,322            (1.3)
Interest expense of consolidated
  CMBS Fund and High-Yield Debt
  Fund Partnerships                       81,076          21,937           269.6               --              --
                                   -------------   -------------   -------------    -------------   -------------

                                         100,321          47,926           109.3           26,322            82.1
                                   -------------   -------------   -------------    -------------   -------------

Other expenses of consolidated
  LIHTC Fund and Property
  Partnerships                           106,360          81,704            30.2           53,028            54.1
Other expenses of consolidated
  CMBS Fund and High-Yield Debt
  Fund Partnerships                        6,671             438         1,423.1               --              --
                                   -------------   -------------   -------------    -------------   -------------
                                         113,031          82,142            37.6           53,028            54.9
                                   -------------   -------------   -------------    -------------   -------------
  Subtotal expenses of
    consolidated partnerships            213,352         130,068            64.0           79,350            63.9
                                   -------------   -------------   -------------    -------------   -------------
Total expenses                     $     632,303   $     460,647            37.3%   $     351,658            31.0%
                                   =============   =============   =============    =============   =============


The increase in costs for each period is attributable to overall growth of our business and other factors. More specifically, significant drivers of costs for the periods presented include:

     o INTEREST EXPENSE - For 2007 and 2006, higher financing costs are due to higher borrowing levels to support expansion of our businesses and general increases in interest rates. The higher borrowing levels reflect the acquisition of Centerline Investors in August 2006. The year ended December 31, 2007, was also impacted by increased volatility related to freestanding derivatives we wrote to third parties and we expect this volatility to continue in 2008;
     o SALARIES AND BENEFITS - For periods presented, the increase in salaries and benefits is mostly attributable to the acquisition of Centerline Investors in August 2006 and the resultant increase in salary costs, share-based compensation and deferred incentive based compensation as further discussed below under Commercial Real Estate segment results of operations;
     o OTHER GENERAL AND ADMINISTRATIVE - Other general and administrative increased as a result of higher infrastructure costs to support the growth of our businesses, including the acquisition of Centerline Investors, in both periods. For 2006, additional expenses were

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


          incurred related to the launch of what now comprises our Credit Risk Products segment and growth in professional fees due, in part, to complying with costs related to Sarbanes-Oxley implementation and legal costs related to protecting our interest in certain properties (see Note 25 to the consolidated financial statements);
     o DEPRECIATION AND AMORTIZATION - Amortization of MSRs increased in each of 2007 and 2006 as compared to the prior period. In addition, we recognized a retroactive depreciation charge in 2006 for real estate owned;
     o WRITE OFF OF INTANGIBLE ASSETS - In 2007, we recorded an impairment associated with the partnership service contract asset associated with our management of AMAC. In 2005, management decided to discontinue the use of "Related Capital Company" trade name. The absence of amortization during 2006, related to this write-off, partially offset depreciation and amortization expense discussed above;
     o LOSS ON IMPAIRMENT OF ASSETS - The increase for 2007 was principally attributable to a first quarter impairment of mortgage revenue bonds; and
     o CONSOLIDATED PARTNERSHIPS - Interest and other expenses of Consolidated Partnerships is principally related to the acquisition of Centerline Investors and includes the consolidation of CMBS Fund Partnerships and the High-Yield Debt Fund Partnership.

In addition to higher borrowings, interest expense over the three year period reflects an increase in the average borrowing rate, resulting primarily from gradual increases in the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") and LIBOR rates over the three year period, following sharp declines in prior years. Interest expense also includes amounts paid and received pursuant to swap agreements as part of our risk management strategy.

(DOLLARS IN THOUSANDS)                                 2007         2006         2005
------------------------------------------------    -----------  -----------  ------------
Average borrowing rate                                     5.3%         4.6%          3.8%
Average borrowings                                  $2,492,982   $1,992,862   $ 1,425,953
Average SIFMA rate                                        3.62%        3.45%         2.45%
Average LIBOR rate                                        5.25%        5.13%         3.46%
Swap agreements - notional amount at December 31    $  275,000   $  725,000   $   500,000


Subsequent  to  the   re-securitization  of  our  mortgage  revenue  bonds,  our borrowings based on the SIFMA rate are minimal.

The amount reported as "interest expense - preferred shares of subsidiary" represents dividends on the Equity Issuer Trust subsidiary ("Equity Issuer") preferred shares that are subject to mandatory repurchase (see also OTHER ITEMS below regarding dividends on shares that are not subject to mandatory repurchase). As of December 31, 2007, the preferred shares of Equity Issuer entitle their holders to a claim on certain residual interests acquired in connection with the re-securitization of the Affordable Housing bond portfolio in December 2007, and, for economic purposes, are defeased (see Note 15 to the consolidated financial statements).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


OTHER ITEMS

                                                                     % Change                            % Change
(DOLLARS IN THOUSANDS)                 2007             2006        2007 vs. 2006         2005         2006 vs. 2005
-------------------------------   -------------    -------------    -------------     -------------    -------------
Equity and other income (loss)    $      (5,165)   $       1,978           (361.1)%   $       7,037            (71.9)%
                                  =============    =============    =============     =============    =============
Gain on termination of CCA loan   $          --    $       6,916               --%    $          --               --%
Gain on sale or repayment of
  mortgage revenue bonds and
  other assets                            1,063            1,120             (5.1)            1,561            (28.3)
Gain on sale or repayment of
  loans                                  10,088           10,334             (2.4)            6,501             59.0
                                  -------------    -------------    -------------     -------------    -------------
Gain on sale or repayment of
  loans and mortgage revenue
  bonds                           $      11,151    $      18,370            (39.3)%   $       8,062            127.9%
                                  =============    =============    =============     =============    =============

Loss on re-securitization of
  mortgage revenue bonds          $     (77,903)   $          --               --%    $          --               --%
                                  =============    =============    =============     =============    =============

(Income)/loss allocations:

  Preferred shareholders of
    subsidiary                    $      (6,225)   $      (6,225)              --%    $      (6,225)              --%

  SCUs                            $      23,852    $     (16,131)          (247.9)%   $     (23,091)           (30.1)%
  SMUs                                      296             (102)          (390.2)             (330)           (69.1)
  SCI's                                     313              (80)          (491.3)               --               --
  Other minority interests                 (350)             219           (259.8)               --               --
                                  -------------    -------------    -------------     -------------    -------------
  Minority interests in
    subsidiaries, net             $      24,111    $     (16,094)          (249.8)%   $     (23,421)           (31.3)%
                                  =============    =============    =============     =============    =============

  Partners of consolidated
    partnerships                  $     398,893    $     401,377             (0.6)%   $     349,531             14.8%
                                  =============    =============    =============     =============    =============


Other than the non-recurring gain on the repayment on a Commercial Real Estate loan investment in 2006, principal movements included within other items are equity and other income (loss); loss incurred as a result of our re-securitization of our Affordable Housing bond portfolio as of December 2007; and the allocation of gain or loss to minority interest holders.

     EQUITY AND OTHER INCOME (LOSS)
     Equity and other income (loss) includes income related to entities in which we invest but do not consolidate. This includes our investments in tax advantaged investment vehicles similar to those we sponsor (which often produce equity losses) as well as our equity loss related to our investment in AMAC, which began in May 2007 (see Note 22 to the consolidated financial statements). The loss in 2007 is attributable to equity losses from these investments.

     Before we acquired Centerline Investors in August 2006, we had common and preferred interests in the business, which we accounted for under the equity method. The decrease in 2006 compared to 2005 is due to the a full year of income from that investment as compared to the shorter period prior to the acquisition in 2006.

     We co-invest in our CMBS and High-Yield Debt Fund Partnerships and earn equity income from those investments, positively affecting our net income by $22.5 million in 2007 compared to $15.3 million in 2006, which represented a partial period from the acquisition date (see further discussion in COMMERCIAL REAL ESTATE segment discussion below). Since we consolidate these partnerships and eliminate this income in consolidation, these amounts are not displayed in the amounts presented above.

     LOSS ON RE-SECURITIZATION OF MORTGAGE REVENUE BONDS
     In December 2007, we re-securitized our Affordable Housing bond portfolio which resulted in a loss more fully discussed in the Affordable Housing segment results and in Note 4 to the consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     ALLOCATION OF LOSS (INCOME)
     The income allocation to SCUs, SMUs and SCIs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were all converted to common shares and therefore fluctuates along with net income. There was no income allocated to SCIs in 2005 as the units were first issued in August 2006 in connection with our Centerline Investors acquisition. "Other" minority interest in 2007 and 2006 principally represents the portion of one of our Credit Risk Products subsidiaries owned by Natixis. As of December 31, 2007, all SMUs had been redeemed.

     LOSS ALLOCATED TO PARTNERS OF CONSOLIDATED PARTNERSHIPS
     The loss allocation to partners of consolidated partnerships represents the allocation of operating losses of LIHTC Fund and Property Partnerships and the income or losses of CMBS Fund Partnerships and the High-Yield Debt Fund Partnership to outside investors that hold the majority ownership in these partnerships. With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have an insignificant equity interest or none at all. With respect to the CMBS Fund Partnerships and the High-Yield Debt Partnership, we have ownership of between 5% and 25%.

INCOME TAXES

A large majority of our pre-tax income was derived from our tax-exempt mortgage revenue bond investing included in our Affordable Housing segment, which were held within flow-through entities. Likewise, the CMBS and High-Yield Debt Fund Partnership businesses which are included in our Commercial Real Estate segment are similarly structured. As such, the income from those businesses does not subject us to income taxes.

LIHTC fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products business, however, are conducted in corporations and are subject to income taxes. Our Corporate Group is also housed in a corporate entity. Because the distributions paid on the minority interests in our corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses, they often have losses for book purposes. In 2005, the other factors included the $22.6 million write-off of an intangible asset (see EXPENSES above and Note 9 to the consolidated financial statements).

We provide for income taxes for these corporate subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The tax benefit disclosed in 2005 relates to the book losses of the taxable businesses and the tax deductible distributions on their subsidiary equity. As the proportion of our pre-tax income contributed by the businesses generating taxable income and losses changes, the resulting tax benefit or provision may appear incongruous with our consolidated income before income taxes, as illustrated in Note 20 to the consolidated financial statements. In 2007 and 2006, a current tax provision is due to higher currently taxable income and in 2006, is coupled with valuation allowances against deferred tax assets. Management determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of the deferred tax assets will likely not be realized and hence a valuation allowance was provided.

As noted above, we recognized an income tax provision in 2007 and 2006 compared to an income tax benefit for 2005. The effective tax rate on a consolidated basis was (8.1)% in 2007, 13.6% in 2006 and (93.9)% in 2005, due to the factors noted above. The effective rate for our corporate subsidiaries that were subject to taxes was (23.4)% in 2007, (20.6)% in 2006 and 58.5% in 2005. See Note 20 to
the consolidated financial statements for further information regarding the effective tax rate.

ACCOUNTING CHANGES

The adoption of several accounting pronouncements has affected our consolidated financial statements.

STATEMENT NO. 156. As of January 1, 2007, we adopted Statement of Financial Accounting Standards ("SFAS") No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS 156"). SFAS 156 amends SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("SFAS 140"), stipulating the accounting for mortgage servicing rights ("MSRs") and requiring that such rights be recorded initially at fair value. SFAS 156 also permits, but does not require, that we may subsequently record MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We elected to continue amortization of our MSRs and, therefore, there was no impact on our consolidated financial statements upon adoption.

FIN NO. 48. As of January 1, 2007, we adopted FIN No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES ("FIN 48"). FIN 48 sets a standard for recognizing tax benefits in a company's statement of operations based on a determination

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


whether it is more likely than not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, FIN 48 also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged (see Note 20 regarding the impact of adoption).

INFLATION

Inflation did not have a material effect on our results of operations for the periods presented.

RESULTS BY SEGMENT
------------------

The following table presents segment revenues, expenses and operating income for the three years ended December 31, 2007 in accordance with GAAP. Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations. Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest. The table below also includes CAD which is further described, and reconciled to net income, in Note 24 to the consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

                                                                     % Change                           % Change
(DOLLARS IN THOUSANDS)                2007             2006        2007 vs. 2006          2005        2006 vs. 2005
-------------------------------  -------------    -------------    -------------     -------------    -------------
REVENUES:
  Affordable Housing             $     282,956    $     287,686             (1.6)%   $     263,127              9.3%
  Commercial Real Estate                65,893           55,062             19.7            46,513             18.4
  Portfolio Management                  61,402           35,372             73.6            22,203             59.3
  Credit Risk Products                  15,748            3,644            332.2                --               --
  Corporate                             28,314           23,940             18.3            11,345            111.0
  Consolidated Partnerships            258,021           89,656            187.8            27,956            220.7
  Eliminations                        (139,407)        (108,101)           (29.0)          (76,047)           (42.2)
                                 -------------    -------------    -------------     -------------    -------------
    Total revenues               $     572,927    $     387,259             47.9%    $     295,097             31.2%
                                 =============    =============    =============     =============    =============

EXPENSES:
  Affordable Housing             $     204,388    $     179,668             13.8%    $     134,664             33.4%
  Commercial Real Estate               118,175           86,115             37.2            63,422             35.8
  Portfolio Management                  36,048           18,330             96.7             9,636             90.2
  Credit Risk Products                  12,784            9,508             34.5                --               --
  Corporate                            109,383           81,186             34.7            93,618            (13.3)
  Consolidated Partnerships            293,232          197,789             48.3           128,869             53.5
  Eliminations                        (141,707)        (111,949)           (26.6)          (78,551)           (42.5)
                                 -------------    -------------    -------------     -------------    -------------
    Total expenses               $     632,303    $     460,647             37.3%    $     351,658             31.0%
                                 =============    =============    =============     =============    =============

OTHER INCOME (LOSS):
  Affordable Housing             $     (78,116)   $        (540)            N/M%     $       5,739           (109.4)%
  Commercial Real Estate (1)            28,838           35,605            (19.0)            9,680            267.8
  Corporate                                 --              568               --              (358)           258.7
  Consolidated Partnerships (2)         57,786          123,145            (53.1)          101,545             21.3
  Eliminations                         (22,639)         (15,285)           (48.1)               38              N/M
                                 -------------    -------------    -------------     -------------    -------------
    Total other income                 (14,131)         143,493           (109.8)%   $     116,644             23.0%
                                 =============    =============    =============     =============    =============

INCOME (LOSS) BEFORE OTHER
  ALLOCATIONS:
  Affordable Housing             $         452    $     107,478            (99.6)%   $     134,202            (19.9)%
  Commercial Real Estate               (23,444)           4,552           (615.0)           (7,229)           163.0
  Portfolio Management                  25,354           17,042             48.8            12,567             35.6
  Credit Risk Products                   2,964           (5,864)          (150.5)               --               --
  Corporate                            (81,069)         (56,678)           (43.0)          (82,631)            31.4
  Consolidated Partnerships             22,575           15,012             50.4               632              N/M
  Eliminations                         (20,339)         (11,437)           (77.8)            2,542           (549.9)
                                 -------------    -------------    -------------     -------------    -------------
    Total (loss) income
      before other allocations   $     (73,507)   $      70,105           (204.9)%   $      60,083             16.7%
                                 =============    =============    =============     =============    =============

CAD (3)
  Affordable Housing             $     118,289    $     150,327            (21.3)%   $     182,221            (17.5)%
  Commercial Real Estate                23,906           19,704             21.3             9,001            118.9
  Portfolio Management                  32,145           17,149             87.4            12,646             35.6
  Credit Risk Products                  14,857           (5,822)           355.2                --               --
  Unallocated Corporate Costs          (94,303)         (70,328)           (34.1)          (89,158)            21.1
                                 -------------    -------------    -------------     -------------    -------------
    Consolidated CAD excluding
      costs of re-securitization
      transaction                $      94,894    $     111,030            (14.5)%   $     114,710             (3.2)%
                                 =============    =============    =============     =============    =============

  Cash costs of re-securiti-
    zation transaction                 (89,030)              --               --                --               --
                                 -------------    -------------    -------------     -------------    -------------
    Consolidated CAD including
      cash costs of re-securit-
      ization transaction        $       5,864    $     111,030            (94.7)%   $     114,710             (3.2)%
                                 =============    =============    =============     =============    =============

(1) Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships as more fully described below.
(2)  Includes losses allocated to partners of consolidated partnerships.
(3) See Note 24 to the consolidated financial statements for a description of CAD and a reconciliation to net income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


AFFORDABLE HOUSING

Revenues
--------

                                                                            %Change                           % Change
(DOLLARS IN THOUSANDS)                      2007              2006        2007 vs. 2006          2005       2006 vs. 2005
-------------------------------------   -------------    -------------    -------------     -------------   -------------
Mortgage revenue bond interest income   $     171,722    $     167,699              2.4%    $     146,024            14.9%
Other interest income                           1,362            1,447             (5.9)              815            77.6
Fee income from fund sponsorship              100,938          108,119             (6.6)          108,188            (0.1)
Expense reimbursements                          6,623            7,112             (6.9)            6,495             9.5
Other revenues                                  2,311            3,309            (30.2)            1,605           106.2
                                        -------------    -------------    -------------     -------------   -------------
  Total revenues                        $     282,956    $     287,686             (1.6)%   $     263,127             9.3%
                                        =============    =============    =============     =============   =============


Our Affordable Housing operation principally derives revenues from the following sources:

     INTEREST INCOME - We recognize mortgage revenue bond interest income using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, taking into account differences in interest rate during the construction period as compared to balance of the term, premiums and discounts, any fees received in connection with bond originations and the effects of estimated prepayments. Other interest income pertains to loans receivable related to affordable housing properties and the income is also recognized using the effective yield method.

     FEE INCOME - Our LIHTC Fund sponsorship activities generate fees associated with sponsoring tax-credit equity investment funds, for assisting the funds in acquiring assets and for providing specified yields to investors of certain funds. These include:

            (I.) ORGANIZATION, OFFERING AND ACQUISITION ALLOWANCE FEES are for reimbursement of costs we incur for organizing LIHTC investment funds and for providing assistance in acquiring the properties to be included in the funds. We recognize the organization, offering and acquisition allowance fee when the investment funds acquire properties. The related expenses are included in general and administrative expenses.

            (II.) PROPERTY ACQUISITION FEES are for services we perform for the LIHTC investment funds to acquire interests in property partnerships. We recognize these fees when the investor equity is invested and as the properties' limited partnership interests are acquired by the investment fund.

            (III.) PARTNERSHIP MANAGEMENT FEES are for maintaining the books and records of LIHTC investment funds, including requisite investor reporting. We recognize these fees over the five year contractual service period following the initial closing of the fund.

            (IV.) CONSTRUCTION SERVICE FEES from borrowers for servicing mortgage revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.

            (V.) ADMINISTRATION FEES charged to the property partnerships or to other entities we manage are recorded as the payments are received due to the uncertainty of collectability.

            (VI.) ASSET MANAGEMENT FEES from LIHTC investment funds, based on a percentage of each investment fund's invested assets, are earned for monitoring the acquired property interests and to ensure that their development, leasing and operations comply with LIHTC or other tax credit requirements.

            (VII.) BOND ACQUISITION FEES are paid by borrowers when we acquire mortgage revenue bonds. These fees are recognized as yield adjustments in mortgage revenue bond interest income if we retain the bond or recognized immediately if we were to sell the bond.

            (VIII.) CREDIT  INTERMEDIATION  FEES for  transactions to provide specified rates of return for an LIHTC fund, received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis. For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years. For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.

     OTHER REVENUES - Other revenues principally consist of penalties we receive at the time of prepayment of a mortgage revenue bond and expense reimbursements for amounts billed to investment funds and other affiliated entities for reimbursement of salaries and certain other ongoing operating expenditures, which are recognized as earned.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


MORTGAGE REVENUE BOND INVESTING

                                                                            %Change                           % Change
(DOLLARS IN THOUSANDS)                      2007              2006        2007 vs. 2006          2005       2006 vs. 2005
-------------------------------------   -------------    -------------    -------------     -------------   -------------
Total acquisition and funding
  activity                              $     226,393    $     419,940            (46.1)%   $     443,517            (5.3)%
Mortgage revenue bonds repaid           $      21,751    $      83,746            (74.0)%   $     104,279           (19.7)%
Mortgage revenue bonds
  re-securitized with Freddie
  Mac                                   $   2,800,560    $          --              --%     $          --              --%
Average portfolio balance
  (fair value)                          $   2,773,351    $   2,560,099              8.3%    $   2,229,654            14.8%
Weighted average permanent
  interest rate of bonds
  acquired                                       5.81%            5.99%                              6.19%
Weighted average yield of
  portfolio                                      6.19%            6.72%                              6.77%


For the periods presented, interest income earned on mortgage revenue bonds held in our own account increased primarily due to the higher average portfolio balance due to acquisition activity offset by a lower weighted average yield. Also included in mortgage revenue bond interest income was participating interest of $0.1 million in 2007, $5.2 million in 2006 and $2.6 million in 2005. Subsequent to the re-securitization of the mortgage revenue bonds, we have no remaining participating mortgage revenue bonds.

Historically we earned most of our income and cash flow from a positive spread between the interest earned from our mortgage revenue bond portfolio and the cost of capital we use to purchase the bonds. As a result of the December 2007 re-securitization of the bond portfolio with Freddie Mac, we expect a significant decrease in mortgage revenue bond interest income in future periods, but a higher level of other interest income from our residual interests.

While we re-securitized the majority of our mortgage revenue bonds, we intend to acquire additional bonds and securitize these bonds as well, retaining residual interests. To the extent we maintain residual interests from securitizing the bonds we will continue to earn the interest income allocated to the retained residual interest. In addition, for new mortgage revenue bonds we purchase, we will earn the interest spread until such bonds are sold with the residual interest retained.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


LIHTC Fund Sponsorship
----------------------

                                                                  % Change                         % Change
(DOLLARS IN THOUSANDS)               2007            2006       2007 vs. 2006         2005       2006 vs.2005
-----------------------------   -------------   -------------   -------------    -------------   -------------
Fees based on equity raised
---------------------------
Partnership management fees     $       9,238   $       6,927            33.4%   $       5,322            30.2%

Fees based on equity invested
-----------------------------
Organization, offering and
  acquisition allowance fees           14,434          19,552           (26.2)          22,559           (13.3)
Property acquisition fees              30,383          35,705           (14.9)          34,655             3.0

Fees based on management of
  other entities
  --------------
Asset management fees                  29,561          27,022             9.4           25,485             6.0

Other fee income
----------------
Construction service fees               3,547           4,801           (26.1)           4,583             4.8
Administration fees                     2,738           2,492             9.9            1,876            32.8
Credit intermediation fees              9,153           8,215            11.4            9,845           (16.6)
Bond acquisition fees                   1,884           3,405           (44.7)           3,863           (11.9)
                                -------------   -------------   -------------    -------------   -------------
                                $     100,938   $     108,119            (6.6)%  $     108,188            (0.1)%
                                =============   =============   =============    =============   =============


Assets under management -
  LIHTC funds                   $   9,694,430   $   8,525,903            13.7%   $   7,548,240            13.0%

Equity raised by LIHTC funds    $   1,168,527   $   1,184,321            (1.3)%  $   1,131,274             4.7%
Equity invested by LIHTC
  funds (1)                     $   1,200,693   $   1,113,289             7.9%   $   1,074,457             3.6%

(1) Excludes warehoused properties that have not yet closed into an investment fund.

FEES BASED ON EQUITY RAISED

The increase in partnership management fees over the three year period is primarily the result of additional (and larger) funds closed during the periods. As the fees collected are a percentage of the gross equity in the fund, the amount collected will increase the revenue recognized over the five-year service period following the funds' inception.

FEES BASED ON EQUITY INVESTED

Organization, offering and acquisition allowance fees decreased compared to the 2006 period due to a decrease in both the equity raised as well as in the fee rate realized stemming from heightened competition relating to certain types of funds. These same revenues decreased in 2006 compared to the 2005 period primarily due to a decrease in the fee rate realized, offset by a marginal increase in equity raised.

While we acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property in a sponsored fund. Therefore, delays in timing of a fund closure may impact the level of revenues we recognize in a given period. Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.

These fees decreased in 2007, compared to the 2006 results, due to a decrease in the fee rate realized, stemming from changes in the mix of funds originated. The decrease in fee rates realized was partially offset by an increase in the amount of equity invested period over period. The increase in 2006 compared to the 2005 results is comparable to the increase in funds originated.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


FEES BASED ON MANAGEMENT OF OTHER ENTITIES

As many of these revenues are recognized over time following the sponsorship of a new fund, much of the 2007 and 2006 increases relate to the funds closed in 2005 and 2006. The increase in asset management fees is attributable to:

     o the higher level of assets under management as we add to the population of funds sponsored (with 15 added in 2007 and 10 added in 2006); and
     o the improvement of the cash position of certain investment funds allowing us to collect management fees in 2007 which we did not previously recognize until collectability was reasonably assured. Some of these funds are now in the disposition stage and were able to pay these fees from the proceeds of the disposition of assets.

The 2006 increase was partially offset due to a decline in the cash positions of certain investment funds from the prior year which prevented us from recognizing any management fees for these funds.

OTHER REVENUES

Construction service fees, credit intermediation, expense reimbursement, and other revenues in this segment consist largely of service fees charged to entities we manage (including consolidated partnerships) and fluctuate with the growth of the number of those entities and their cash flows.

Since mid-2006, the Affordable Housing Group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products segment). This segment, however, continues to recognize fees for transactions prior to mid-2006 but we expect the fee stream in this segment to continue to decline in future periods as amortization ends for fees related to older transactions.

Expenses and Other Income (Loss)
--------------------------------

Interest expense in this segment represents direct financing costs, including on-balance sheet securitizations of our mortgage revenue bonds prior to the re-securitization of these bonds to Freddie Mac in December 2007, distributions on preferred shares of Equity Issuer and intercompany interest expense on cash we borrow from our corporate credit facility to warehouse LIHTC property partnership investments prior to them being closed into a fund.

Other major expenses include salaries and other costs of employees working directly in this business as well as allocations of corporate costs. This segment also includes costs to subcontract asset management functions to our Portfolio Management Group at estimated market rates as applied to assets under management.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


                                                                        % Change                           % Change
(DOLLARS IN THOUSANDS)                 2007              2006         2007 vs. 2006         2005         2006 vs. 2005
-------------------------------   -------------     -------------     -------------     -------------    -------------
Interest expense                  $     111,764     $      87,391              27.9%    $      46,781             86.8%
Interest expense - preferred
  shares of subsidiary                   18,898            18,898                --            18,898               --
General and administrative
  expenses                               52,481            61,938             (15.3)           59,205              4.6
Depreciation and amortization             1,312             6,438             (79.6)            5,225             23.2
Impairment of assets                     19,933             5,003             298.4             4,555              9.8
                                  -------------     -------------     -------------     -------------    -------------
  Total expenses                  $     204,388     $     179,668              13.8%    $     134,664             33.4%
                                  =============     =============     =============     =============    =============

Equity and other (loss) income    $      (1,016)    $      (1,588)            (36.0)%   $       4,216           (137.7)%
Loss on re-securitization of
  mortgage revenue bonds                (77,903)               --                --                --               --
Repayments of mortgage revenue
  bonds and sales of other
  assets                                    803             1,048             (23.4)            1,523            (31.2)
                                  -------------     -------------     -------------     -------------    -------------
  Total other (loss) income       $     (78,116)    $        (540)              N/M     $       5,739           (109.4)%
                                  =============     =============     =============     =============    =============

Average borrowing rate (1)                 4.79%             4.17%                               3.65%
Average SIFMA rate                         3.62%             3.45%                               2.45%

 (1) Includes effect of swaps and in 2006, incremental costs related to restructuring of our securitization programs.


With an increase in our average mortgage revenue bond portfolio balance our level of securitizations also increased which, coupled with rising borrowing rates, resulted in higher interest expense over the three-year period. These costs also include direct borrowings for warehousing of LIHTC investments or intercompany interest charges after the direct borrowing facility was terminated in 2006. We expect interest expense to decrease during 2008 as a result of the re-securitization of the bond portfolio and reduction in related financing arrangements.

The decrease in general and administrative expenses over the three-year period is due to lower fund sponsorship expenses incurred in connection with organizing and offering the LIHTC funds and is consistent with the decrease in the fee rates realized as discussed in the revenue section above. Furthermore, as a result of the re-securitization of bonds with Freddie Mac, swaps we entered into that served to provide variable-rate bond financing are now considered free-standing derivatives. Recognizing changes in fair values of these swaps resulted in additional interest expense of $2.8 million in 2007. We may seek to mitigate the impact of these derivatives by issuing a mirror swap in 2008.

We recognized impairment on nine mortgage revenue bonds in the 2007 period, eight in the 2006 period and four in the 2005 period.

The loss on re-securitization of mortgage revenue bonds principally includes the impact of the December 2007 re-securitization as further discussed in Note 4 to the consolidated financial statements. The gain recognized as a result of selling the bonds at remaining principal outstanding (as compared to the amortized cost basis) of $73.4 million was more than offset by transaction and other costs incurred. For certain bonds included in the re-securitization, we have continuing involvement that precluded sale treatment despite consideration received from Freddie Mac. For those bonds, we did not recognize a gain, but we may when sale treatment is ultimately obtained, which depends on the nature of the continuing involvement.

Income before other allocations
-------------------------------

                                                                        % Change                           % Change
(DOLLARS IN THOUSANDS)                 2007              2006         2007 vs. 2006         2005         2006 vs. 2005
-------------------------------   -------------     -------------     -------------     -------------    -------------
Income before other allocations   $         452     $     107,478             (99.6)%   $     134,202            (19.9)%

The decrease in income before other allocations in 2007 as compared to 2006 is principally due to:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     o the loss recognized on the re-securitization of the bond portfolio in December 2007 of $57.5 million; and
     o    increased interest expense.

The decrease in other income (loss) before allocations in 2006 as compared to 2005 is primarily driven by the increase in interest expense.

Affordable Housing CAD
----------------------

CAD in this segment mostly comprises fee income based on fund sponsorship activity which is seasonal as well as the "spread income" on our mortgage revenue bond investments. With respect to mortgage revenue bond investments, prior to the re-securitization transaction with Freddie Mac, we earned income and cash flow from a positive spread between the interest earned from our mortgage revenue bond portfolio and the cost of financing the bonds. To the extent we maintain residual interests from securitizing the bonds, we will continue to earn the interest income allocated to the retained residual interest. In addition, for new mortgage revenue bonds we purchase, we will earn the interest spread until such bonds are sold with the residual interest retained

CAD in 2007 (excluding the transaction costs associated with the re-securitization transaction in December 2007) was lower than the 2006 level because of a decline in fee income from fund sponsorship principally as a result of decreased fee rates realized. Additionally, higher interest costs in 2007 more than offset the higher level of mortgage revenue bond interest income during 2007.

CAD in this segment declined in 2006 from the 2005 period level due to higher borrowing costs from steadily increasing interest rates and charges recorded in 2006 associated with the restructuring of our securitization programs. These factors were partially offset by a sharply higher level of prepayment penalty income.

See Note 24 to the consolidated financial statements for a description of CAD and a reconciliation to net income.

COMMERCIAL REAL ESTATE

Assets under Management
-----------------------
Assets under management in our Commercial Real Estate segment consisted of:

                                                                        % Change                           % Change
(IN MILLIONS)                          2007              2006         2007 vs. 2006         2005         2006 vs. 2005
-------------------------------   -------------     -------------     -------------     -------------    -------------
CMBS funds                        $     1,475.4     $       890.1              65.8%    $       890.1               --%
High-yield debt investment
  entities                                556.6             442.1              25.9             114.2            287.1
Joint venture equity funds                225.6              76.9             193.4              76.9               --
                                  -------------     -------------     -------------     -------------    -------------
                                  $     2,257.6     $     1,409.1              60.2%    $     1,081.2             30.3%
                                  =============     =============     =============     =============    =============

Revenues
--------

                                                                        % Change                           % Change
(DOLLARS IN THOUSANDS)                 2007              2006         2007 vs. 2006         2005         2006 vs. 2005
-------------------------------   -------------     -------------     -------------     -------------    -------------
Mortgage origination fees         $       7,555     $       8,799             (14.1)%   $       7,454             18.0%
Mortgage servicing fees                  18,477            19,355              (4.5)           18,928              2.3
Other fee income                          7,214             3,986              81.0             2,432             63.9
Other interest income                    25,385            12,891              96.9             6,644             94.0
Prepayment penalties                      3,022             5,194             (41.8)            5,150              0.9
Other revenues                            4,240             4,837             (12.3)            5,905            (18.1)
                                  -------------     -------------     -------------     -------------    -------------
  Total revenues                  $      65,893     $      55,062              19.7%    $      46,513             18.4%
                                  =============     =============     =============     =============    =============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Our Commercial Real Estate Group principally derives revenues from investment interest and fee income, which includes:

     MORTGAGE BANKING FEES - Mortgage origination fees are recorded upon settlement of sale to the purchaser of the loans whereas mortgage servicing fees are recognized on an accrual basis as the services are performed over the servicing period.

     ASSET MANAGEMENT FEES - We manage certain high-yield debt investment funds including AMAC as well as a joint venture equity, CUC, for which we recognize asset management fees as earned provided that collection is reasonably assured.

     INCENTIVE FEES - Subject to the achievement of performance criteria we may earn incentive based fees in connection with our management of CUC and AMAC.

     Investment   management  fees  (including  incentive  fees)  pertaining  to management of CMBS and High-Yield Debt Fund Partnerships are recorded in the form of equity income.

     INTEREST INCOME - Interest income in this segment includes interest on our loan to AMAC and also that of retained CMBS interest certificates. We recognize interest income as it accrues, provided collectability of future amounts is reasonably assured.

Originations
------------

Mortgage originations for the years ended December 31 are broken down as follows:

                                                                            % of Change                       % of Change
(DOLLARS IN THOUSANDS)      2007                               2006        2007 vs. 2006        2005         2007 vs. 2006
---------------------   -------------                     -------------    -------------    -------------    -------------
Mortgage originations   $   1,799,083                     $   1,541,797             16.7%   $   1,278,448             20.6%



                                           of % Total                        of % Total                        of % Total
                                         -------------                     -------------                     -------------
                        $     481,594             26.8%   $     620,583             40.3%   $     705,024             55.1%
Fannie Mae
Freddie Mac                   480,052             26.7          280,093             18.2          160,835             12.6
Centerline Direct             708,761             39.4          535,554             34.7               --               --
Conduit and other             128,676              7.1          105,567              6.8          412,589             32.3
                        -------------    -------------    -------------    -------------    -------------    -------------

  Total                 $   1,799,083            100.0%   $   1,541,797            100.0%   $   1,278,448            100.0%
                        =============    =============    =============    =============    =============    =============


Despite an overall increase in originations over the 2006 period, origination fees decreased in 2007 as the average rate of origination fees was impacted by the higher proportion of non-agency as well as non-risk sharing loans (which generally result in lower origination fees) and spread compression in the market. Originations for our lending program for AMAC and CRESS ("Centerline Direct") declined sharply beginning in the third quarter of 2007 as CRESS reached its maximum investment level and as a result of market conditions that led to the suspension of AMAC's investing activity. We expect this trend may continue in 2008.

Origination fees in 2006 increased over the 2005 period in proportion to the increase in originations during the same periods.

Servicing
---------

                                                                            % Change                           % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006         2005         2006 vs. 2005
--------------------------------------   -------------    -------------   -------------     -------------    -------------
Primary servicing mortgage
  portfolio at December 31               $   8,545,368    $   8,360,889           2.2 %     $   8,499,955             (1.6)%


Despite an overall increase in the primary servicing mortgage portfolio balance, mortgage servicing fees declined in 2007 due to a decrease in the servicing fee rate resulting from a higher proportion of non-agency and non-loss sharing loans in the portfolio.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Investments
-----------

Increased interest income over the three-year period in this segment reflects the acquisition of Centerline Investors in mid-2006 as the operations acquired hold retained interests on securitized assets for investment. The 2007 amount reflects a full year of interest income on these investments while the 2006 results include only the period after acquisition. Also contributing to the 2007 increase was the periodic acquisition of CMBS investments by Centerline Investors, most of which were subsequently sold to a new CMBS Fund Partnership in August 2007.

Other Revenues
--------------

The decrease in prepayment penalties in 2007 relates to a lower level of refinancing activity in the current year as compared to last year. The number of loans for which we received prepayment penalty fees in 2007 decreased by close to 50% from the prior period level.

Expenses and Other Income (Loss)
--------------------------------

Interest expense in this segment represents direct financing costs, including repurchase facilities (primarily used for CMBS fund investments until permanent financing is arranged for the pool of assets in a fund) and asset-backed warehouse lines (used for mortgage loans we originate).

Other major expenses include amortization of mortgage servicing rights, salaries and other costs of employees working directly in this business as well as allocations of corporate costs. This segment also includes costs to subcontract asset management and loan servicing functions to our Portfolio Management Group at contracted rates.

                                                                            % Change                           % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006         2005         2006 vs. 2005
--------------------------------------   -------------    -------------   -------------     -------------    -------------
Interest expense                         $      25,631    $       7,518           240.9%    $       3,093            143.1%
General and administrative
  expenses                                      77,076           60,539            27.3            40,711             48.7
Depreciation and amortization                   15,468           18,058           (14.3)           19,618             (8.0)
                                         -------------    -------------   -------------     -------------    -------------
  Total expenses                         $     118,175    $      86,115          37.2 %     $      63,422             35.8%
                                         =============    =============   =============     =============    =============

Equity income                            $      18,392    $      18,283             0.6%    $       3,179            475.1%
Gain on sale or repayment of loans              10,446           10,406             0.4             6,501             60.1
Gain on termination of loan                         --            6,916              --                --               --
                                         -------------    -------------   -------------     -------------    -------------
  Total other income (loss)              $      28,838    $      35,605           (19.0)%   $       9,680          267.8 %
                                         =============    =============   =============     =============    =============

Carrying value of MSRs at
  December 31                            $      52,334    $      56,562            (7.5)%   $      62,190             (9.0)%


The interest expense increase in the 2007 period is due to a full year of interest on the Commercial Real Estate repurchase facilities that are part of Centerline Investors as compared to only a partial period of interest in the 2006 period subsequent to acquisition. In addition, 2007 includes $13.5 million in interest expense related to three free-standing interest rate swap agreements entered into in connection with a CMBS fund that closed in the third quarter of 2007.

General and administrative expenses increased mostly as a result of the Centerline Investors acquisition, which resulted in:

     o    approximately 100 employees added upon acquisition in August 2006;
     o incremental non-cash compensation costs of $4.8 million in 2007 (over the 2006 period) and $5.1 million in 2006 (over the 2005 period) related to shares issued in connection with the acquisition (of the incremental amount in 2006, approximately $0.5 million related to shares that vested immediately);
     o increased deferred incentive sharing based compensation in 2006 related to CMBS Funds we sponsor;
     o    increased infrastructure costs; and
     o increased compliance costs related to Sarbanes-Oxley principally due to Centerline Investors previous status as a private company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


The level of deferred incentive sharing based compensation decreased in 2007 (compared to the 2006 period) due to a corresponding decrease in the accrued incentive income from CMBS Fund Partnerships.

Depreciation and amortization decreased over the three year-period due to reduced amortization related to the declining MSR balance over the same period.

Gain on sale or repayment of loans relates directly to the value of MSRs recorded when loans are sold or servicing contracted is undertaken. The MSRs, in turn, are valued based on projected servicing revenues, which decreased over the three year period due to lower servicing fee rates for new originations as noted above. The gain on repayment of a loan in 2006 relates to a participating loan investment we had in a pension fund advisory business. When the loan was repaid, we received a $6.0 million cash payment and the right to manage CUC, the value of which right was recognized as a $0.9 million gain.

We act as general partner of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership we sponsor and own a portion of the funds at varying ownership percentages up to 25%. Equity income in this segment primarily represents our proportionate share of profits as well as other allocations for general partner services. The 2007 period includes an equity loss related to our investment in AMAC (in which we co-invested beginning in May 2007) and lower levels of incentive income accrued for CMBS Fund Partnerships stemming from disruption in CMBS markets. The 2006 and 2005 amounts also include the income from our membership interest in Centerline Investors prior to full acquisition.

Income (loss) before other allocations
--------------------------------------

                                                                            % Change                           % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006         2005         2006 vs. 2005
--------------------------------------   -------------    -------------   -------------     -------------    -------------
Income (loss) before other allocations   $     (23,444)   $       4,552          (615.0)%   $      (7,229)           163.0%

The decrease in income (loss) before other allocations in 2007 as compared to 2006 is due to the lower level of incentive income and higher costs. Cost increases were due to interest expense, principally related to free-standing derivatives, and increased general and administrative expenses, primarily related to salaries and benefits.

Income (loss) before other allocations improved in 2006 as compared to 2005 principally as a result of the Centerline Investors acquisition and the addition of equity and interest income streams in August 2006. Incremental revenues were partially offset by increased infrastructure costs that were due to the addition of the Centerline Investors business and the overall growth of this segment.

Commercial Real Estate CAD
--------------------------

The increase in segment CAD for 2007 and 2006 is attributable to the Centerline Investors acquisition and the addition of equity and interest income streams in August 2006. Incremental revenues were partially offset by increased infrastructure costs that were due to the addition of the Centerline Investors business and the overall growth of this segment. We expect that the increased size of the CMBS Fund Partnerships under management (and the equity income we earn from them) will continue to drive increased CAD growth in this segment but will be offset to a degree by declining origination and servicing fee rates.

See Note 24 to the consolidated financial statements for a description of CAD and a reconciliation to net income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


PORTFOLIO MANAGEMENT

Revenues
--------

                                                                            % Change                           % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006         2005         2006 vs. 2005
--------------------------------------   -------------    -------------   -------------     -------------    -------------
Other interest income                    $      23,666    $      13,707            72.7%    $       5,977            129.3%

Asset management fees                           14,980            9,803            52.8             9,908             (1.1)
Servicing fees                                  12,206            8,075            51.2             6,258             29.0
Other fees                                       9,714            3,751           159.0                60              N/M
                                         -------------    -------------   -------------     -------------    -------------
  Total fee income                       $      36,900    $      21,629            70.6%    $      16,226             33.3%
                                         -------------    -------------   -------------     -------------    -------------

Other revenues                                     836               36             N/M                --               --
                                         -------------    -------------   -------------     -------------    -------------
  Total revenues                         $      61,402    $      35,372            73.6%    $      22,203             59.3%
                                         =============    =============   =============     =============    =============


Our Portfolio Management Group recognizes servicing fee income, including primary and special servicing. These fees are generally based on a percentage of the balance of loans serviced, and we record them as earned on an accrual basis provided that collection is reasonably assured. Assumption and substitution fees, included within other fees, are earned for modifications of loans in the servicing portfolio. This group also earns fees for performing asset management and loan servicing for the Affordable Housing and Commercial Real Estate Groups at estimated market rates as applied to assets under management or contracted rates for loans serviced.

Our Portfolio Management Group also earns interest income on escrow balances serviced on the accrual basis as earned.

                                                                            % Change                           % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006         2005         2006 vs. 2005
--------------------------------------   -------------    -------------   -------------     -------------    -------------
Servicing portfolio at December 31:
  Primary servicing (1)                  $  30,668,203    $  21,331,571            43.8%    $   8,947,775            138.4%
  Special servicing                            926,671          201,207           360.6                --               --
Carrying value of MSRs at
  December 31                                    6,195           12,223           (49.3)               --               --

(1) Includes sub-servicing of the Commercial Real Estate servicing portfolio.

Revenues increased over the three-year period as a result of the servicing business added as part of the Centerline Investors acquisition in August 2006 and are reflective of the overall growth of assets under management throughout the Company. That growth is due to the sponsorship of new LIHTC funds and the growth of our Commercial Real Estate business, particularly with regard to the business done with AMAC, CRESS and the CMBS funds.

The increase also includes earnings from escrow accounts maintained for the primary servicing portfolio and increased over the three year period due to higher balances as well as higher rates earned. Costs also include amortization of mortgage servicing rights related to third-party servicing.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Expenses
--------

Expenses in this segment include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.

                                                                            % Change                           % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006         2005         2006 vs. 2005
--------------------------------------   -------------    -------------   -------------     -------------    -------------
Interest expense                         $          82    $          --              --%    $          --               --%
General and administrative expenses             29,147           18,223            59.9             9,557             90.7
Depreciation and amortization                    6,819              107             N/M                79             35.4
                                         -------------    -------------   -------------     -------------    -------------
  Total expenses                         $      36,048    $      18,330            96.7%    $       9,636             90.2%
                                         =============    =============   =============     =============    =============


Expenses over the three year-period are principally due to higher infrastructure costs as we expand these businesses. The growth in general and administrative costs in 2007 and 2006 is principally due to the employees added at the time we acquired Centerline Investors, including its servicing affiliate. Included in the increase is incremental non-cash compensation costs of $2.0 million in 2007 (over the 2006 period) and $2.9 million in 2006 (over the 2005 period) related to shares issued in connection with the acquisition (of the incremental amount in 2006, approximately $0.6 million related to shares that vested immediately).

Income before other allocations
-------------------------------

                                                                            % Change                           % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006         2005         2006 vs. 2005
--------------------------------------   -------------    -------------   -------------     -------------    -------------
Income before other allocations          $      25,354    $      17,042            48.8%    $      12,567             35.6%

The increase in income before other allocations in 2007 as compared to 2006 is principally due to the acquisition of Centerline Investors and increased earnings from escrow accounts. The decrease in 2006 compared to 2005 was principally due to higher general and administrative costs, particularly employee related costs.

Portfolio Management CAD
------------------------

Segment CAD for the 2007 period reflects an increase over 2006 primarily due to the inclusion of the servicing business we acquired along with Centerline Investors for the full year period as compared to a partial year in 2006 and the growth factors discussed above.

Segment CAD for the 2006 period was higher than the same period in 2005 due primarily to the higher level of assets under management throughout the Company, due in part to our acquisition of Centerline Investors. In addition, the introduction of new revenue streams upon the Centerline Investors acquisition also had a beneficial impact. We expect that the continued expansion of this business and the expected synergies from combining existing operations with Centerline Investors should benefit segment CAD in future periods.

See Note 24 to the consolidated financial statements for a description of CAD and a reconciliation to net income.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


CREDIT RISK PRODUCTS

Revenues
--------

                                                                        % Change
 (DOLLARS IN THOUSANDS)                    2007            2006       2007 vs. 2006
-----------------------------------   -------------   -------------   -------------
Credit intermediation fees            $      11,894   $       2,471           381.3%
Other interest income                         3,714             969           283.3
Other revenues                                  140             204           (31.4)
                                      -------------   -------------   -------------
  Total revenues                      $      15,748   $       3,644           332.2%
                                      =============   =============   =============

Our Credit Risk Products Group principally derives revenues from investment interest and fee income, which includes:

     CREDIT INTERMEDIATION FEES - Fees for credit intermediation transactions to provide specified rates of return for an LIHTC fund, received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis. For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years. For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years. Fees for other credit intermediation transactions are received monthly and recognized as income when earned.

     INTEREST INCOME - Interest income on temporary investments is recognized as earned. For investments in syndicated corporate debt, interest is recognized on the effective yield method, taking into account discounts or premiums on the investments.

Fee income is related to the credit intermediation of mortgage revenue bond securitizations which began in mid-2006 with the launch of this segment and fees associated with credit intermediation of certain LIHTC funds. The volume of credit intermediation provided to the Affordable Housing segment exceeded $1.4 billion through December 27, 2007. Much of this volume was discontinued upon the re-securitization of the Affordable Housing Group's mortgage revenue bond portfolio (upon which the associated credit default swaps this group issued were unwound). During 2007, however, our subsidiary received a AAA counterparty rating as a credit derivatives products company from S&P. As a result, we expect third party fees generated by this segment to increase.

Interest income in this segment increased along with collateral cash balances and acquisitions of syndicated corporate debt investments beginning in the fourth quarter of 2007.

Expenses
--------

Interest expense in this segment represents direct financing costs, including an asset-backed warehouse line to acquire syndicated corporate debt investments, as well as intercompany interest expense on cash we may borrow from our corporate credit facility. Other expenses in this segment include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.

                                                                        % Change
 (DOLLARS IN THOUSANDS)                    2007            2006       2007 vs. 2006
-----------------------------------   -------------   -------------   -------------
Interest expense                      $       1,023   $         462           121.4%
General and administrative expenses          11,686           9,046            29.2
Impairment of other assets                       75              --              --
                                      -------------   -------------   -------------
  Total expenses                      $      12,784   $       9,508            34.5%
                                      =============   =============   =============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


The increase in total expenses in 2007 is due to:

     o the current year representing a full year of expenses as compared to only six months in 2006 (subsequent to the commencement of this segment);
     o higher non-cash compensation costs related to stock option and restricted share grants issued in 2007;
     o    fees incurred to obtain our credit default products enterprise rating;
          and
     o structuring fees paid to Natixis based on a higher volume of credit intermediation on which the fees are based.

The 2006 period included start-up costs and termination and other costs associated with the restructuring of securitization programs in connection with the launch of this segment.

Income (loss) before other allocations
--------------------------------------

                                                                            % Change
(DOLLARS IN THOUSANDS)                       2007              2006       2007 vs. 2006
--------------------------------------   -------------    -------------   -------------
Income (loss) before other allocations   $       2,964    $      (5,864)          150.5%


The loss in 2006 principally reflects startup costs that offset fee income as the business was launched in the middle of the year. The 2007 results reflect the full year of operations and the increased revenue streams as described above.

Credit Risk Products CAD
------------------------

The increase in CAD results is due to expansion of operations since the inception of the business in mid-2006. As we continue to seek opportunities to provide services external to Centerline, we expect revenues and CAD to benefit accordingly.

See Note 24 to the consolidated financial statements for a description of CAD and a reconciliation to net income.

CONSOLIDATED PARTNERSHIPS

The results of Consolidated Partnerships reflected entities in which we have a substantive controlling general partner or management member interest or in which we have concluded we are the primary beneficiary of a variable interest entity in accordance with FIN 46(R). With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have no equity interest or, in the case of 37 partnerships, an insignificant equity interest. With respect to the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership, we have ownership of up to 25.0% and also receive additional equity income allocations as manager.

A summary of the impact the Consolidated Partnerships have on our consolidated statement of operations is as follows:

                                                               Years Ended December 31,
                      ----------------------------------------------------------------------------------------------------------
                                          2007                                           2006                          2005
                       ------------------------------------------   ---------------------------------------------   ------------
                                       CMBS and                                      CMBS and
                        LIHTC Fund     High-Yield                    LIHTC Fund      High-Yield                      LIHTC Fund
                       and Property    Debt Fund                    and Property     Debt Fund                      and Property
(IN THOUSANDS)         Partnerships   Partnerships      Total       Partnerships   Partnerships(1)      Total       Partnerships
--------------------   ------------   ------------   ------------   ------------   ---------------   ------------   ------------
Revenues               $     76,645   $    181,376   $    258,021   $     48,338   $        41,318   $     89,656   $     27,956
Interest expense            (19,245)       (81,076)      (100,321)       (25,989)          (21,937)       (47,926)       (26,322)
Other expenses             (106,360)        (6,671)      (113,031)       (81,704)             (438)       (82,142)       (53,028)
Partnership expenses
  eliminated in
  consolidation             (79,651)          (229)       (79,880)       (67,721)               --        (67,721)       (49,519)
Income (loss) on
  investments              (321,798)       (19,309)      (341,107)      (273,892)           (4,340)       278,232)      (247,986)
Allocations to
  limited partners          450,437        (51,544)       398,893        400,680               697        401,377        349,531
                       ------------   ------------   ------------   ------------   ---------------   ------------   ------------

Net impact             $        (28)  $     22,547   $     22,575   $       (288)  $        15,300   $     15,012   $        632
                       ============   ============   ============   ============   ===============   ============   ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


(1) Represents period from date of Centerline Investor's acquisition in August 2006.


The net impact represents the equity income we earn on our co-investments which is included in our net income.

The following table summarizes the number of Consolidated Partnerships over the three year period:

                                                     December 31,
                                      ------------------------------------------
                                          2007           2006           2005
                                      ------------   ------------   ------------
LIHTC Fund Partnerships                        132            113             99
LIHTC Property Partnerships                     54             55             36
CMBS Fund Partnerships                           3              2             --
High-Yield Debt Fund Partnership                 1              1             --


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

The increased revenue, expense, equity loss and allocation amounts in 2007 are due to the addition of 19 LIHTC Fund Partnerships over the past year and the assumption of the general partner interests in 22 LIHTC Property Partnerships which occurred in the fourth quarter of 2006. The current year reflected a full year of activity for these properties.

As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third party investors except for a de minimis amount which represents our nominal ownership.

CMBS FUND PARTNERSHIPS AND HIGH-YIELD DEBT FUND PARTNERSHIP

The CMBS Fund Partnerships and the High-Yield Debt Fund Partnership were initially included in this segment upon our acquisition of Centerline Investors in August 2006. The higher amounts of revenue and expenses associated with these funds are due to the inclusion of the results in all of 2007 as compared to the post-acquisition period in 2006. In addition, the growth of the funds and the launching of a third CMBS fund in the third quarter of 2007 contributed to the current year increase.

Included in income (loss) on investments in 2007 is a $20.9 million impairment charge recorded in one of our CMBS Fund Partnerships associated with retained CMBS certificates as the fund is scheduled to liquidate in the next two years and may not hold the assets until recovery.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

A significant part of managing our liquidity includes the ongoing ability to accommodate growth of assets under management, fund and maintain investments including ongoing commitments, pay compensation and other general business operations, including our contractual obligations. Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations as well as unanticipated events.

We fund our short-term business needs (including investments) primarily with cash provided by operations, securitization of investments, repurchase agreements and revolving or warehouse credit facilities. Our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries.

Turbulence in credit markets that began in 2007 has led to decreased availability of many forms of financing. Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

     o for our new corporate credit facility, the terms include a higher rate of interest, a more rapid amortization of principal and more stringent covenants than were the norm in prior periods;

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     o with respect to short term repurchase financing, which we use to accumulate CMBS investments in our Commercial Real Estate Group and CMBS Fund Partnerships within the Consolidated Partnerships segment, advance rates for such agreements have declined, compounding the effect on borrowing as market values of the collateral assets have declined. Additionally, the market for issuing CDO financing has deteriorated, impeding our ability to replace the repurchase financing with more cost effective permanent financing; and
     o lenders for our mortgage loan warehouse line (some of which have also experienced recent credit restrictions) have sought to lower their exposure to specific borrowers or collateral types, resulting in lower borrowing capacity for us.

We believe  that our  existing  financing  capacity  and cash flow from  current operations are adequate to meet our immediate and long term liquidity requirements with respect to our operations. Nonetheless, as business needs warrant, we may issue other types of debt or equity in the future, although current market conditions could make such forms of financing very costly.

Our access to capital markets can be affected by factors outside our control, as discussed above. In addition, with respect to both short- and long-term business needs, access to capital markets is impacted by market conditions and the short- and long-term debt ratings assigned by independent rating agencies. The table below summarizes the credit ratings for us and our consolidated subsidiaries as of December 31, 2007:

                              Centerline         Centerline
                            Holding Company     Financial LLC     Equity Issuer
                                Rating             Rating            Rating
                            ----------------   ---------------   ---------------

Moody's Investor Services
  Corporate credit                Ba3                --                --
  Senior debt                     Ba3               Aaa                --
  Mezzanine debt                  --                 A1                --
  Preferred shares                --                 --               Aaa

Standard & Poor's
  Corporate credit                BB                AAA
  Senior debt                     BB                AAA                --
  Mezzanine debt                  --                 A+                --


We believe that our credit ratings provide us adequate access to the capital markets given our current expected cash needs.

CASH FLOWS

(IN THOUSANDS)                             2007           2006           2005
------------------------------------   -----------    -----------    -----------
Cash provided by (used in) operating
  activities                           $   259,884    $   103,309    $    (3,553)
Cash provided by (used in) investing
  activities                             1,218,354       (540,583)      (368,755)
Cash (used in) provided by financing
  activities                            (1,519,940)       454,792        462,316
                                       -----------    -----------    -----------
Net change in cash                     $   (41,702)   $    17,518    $    90,008
                                       ===========    ===========    ===========


Operating Activities
--------------------
Despite the net loss in 2007, our cash flows from operations increased over the 2006 level. As much of the net loss was caused by non-cash charges (such as fair value changes in interest rate derivatives, impairment charges and non-cash compensation) and realized losses from investing activities (such as the loss on the mortgage revenue bond re-securitization) those amounts are excluded from the calculation of operating cash flows. The underlying increase in cash flows in this category was due to increased liability balances and receipts of fees and markedly lower receivable balances at the end of 2007 as compared to the prior year.

Operating cash flows in 2006 were higher than in 2005 due primarily to a sharp reduction in the level of mortgage loans receivable during 2006 as a result of the high level of December 2005 originations that were not sold until the first quarter of 2006. Conversely, in the 2005 period, the increasing level of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


mortgage loan originations resulted in a net addition to the asset balance during that period. In addition, liabilities increased in the 2006 period to a greater extent than in 2005 due to higher collections of deferred revenues in connection with fund origination activity. These increases were partially offset by increased collateral deposits in connection with commencement of our Credit Risk Products Group and higher receivable balances, particularly with respect to advances to partnerships.

Investing Activities
--------------------
Investing inflows were principally due to the cash received in the mortgage revenue bond re-securitization transaction coupled with a lower level of mortgage revenue bond origination activity prior to the transaction and lower levels of net investing activity in our other businesses. Additionally, outflows in the 2006 period included the acquisition of Centerline Investors. These factors were offset by a higher level of net cash placed as collateral due to escrow requirements associated with the re-securitization and the replacement of investment assets collateral with cash following the transaction and a $62.7 million increase in our loan to AMAC.

Cash used in investing activities was higher in 2006 as compared to 2005 primarily due to the Centerline Investors acquisition, offset in part by an investment sold to AMAC in April 2006, a decrease in restricted cash due to reduced restricted cash requirements when we restructured our securitization programs and returns of capital from Centerline Investors prior to our acquisition.

Financing Activities
--------------------
Financing outflows in 2007 were primarily associated with the re-securitization transaction whereby we repaid virtually all of our existing securitization debt. Additionally, we repaid a substantial portion of our credit facility debt as part of the transaction while 2006 included an increase due to the Centerline Investors acquisition. Contributing to the decrease in outflows was the higher level of share repurchases in the first half of 2007. Offsetting these factors was the cash received in the resecuritization transaction that pertained to mortgage revenue bonds treated as financed rather than sold.

Financing inflows in the 2006 period were lower than in 2005. While we borrowed through a new credit facility to finance the Centerline Investors acquisition, the level of financing inflows was offset by the repayment of warehouse line borrowings associated with 2006 mortgage loan sales as noted in the discussion of operating cash flows above. Also included in financing activities are the proceeds and repayments related to the restructuring of our securitization programs and borrowings to capitalize our Credit Risk Products Group. Also contributing to the overall decrease in financing activities were treasury stock purchases made during the year.

LIQUIDITY REQUIREMENTS AFTER DECEMBER 31, 2007

                                              (IN THOUSANDS)
                                              --------------
       Common/CRA shareholders                $       24,879
       SCU/SCI holders                                 8,663
       4.4% CRA Preferred shareholders                 1,193
       Equity Issuer Preferred shareholders            6,281
                                              --------------

          Total                               $       41,016
                                              ==============


In January 2008, we loaned $20.2 million (in addition to $13.5 million advanced prior to December 31, 2007) to a CMBS Fund Partnership that we sponsored to allow it to cover margin calls for its repurchase facility borrowings. In the first quarter of 2008, investors in the fund provided bridge loans to allow the fund to fully repay its repurchase facility borrowings and we expect to recover a portion of the loans. The remainder will remain as loans due from the fund, of which $22.3 million will be a two-year loan earning 14% interest.

A portion of the cash received from the mortgage revenue bonds re-securitized with Freddie Mac (see Note 4 to the consolidated financial statements) was required to be placed in escrow in connection with stabilization requirements for certain properties securing some of the mortgage revenue bonds. Of the required amount, $50.0 million was unfunded as of December 31, 2007, although the required amount will decrease as the associated bonds satisfy stabilization

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


requirements. Also in connection with the transaction, we incurred transaction costs of $35.3 million that were not paid at the time of closing. The escrow amount will be funded and the transaction fees paid upon receiving additional commitments for our new credit facility, with the escrow funding taking precedence.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also COMMITMENTS AND CONTINGENCIES below).

CAPITAL RESOURCES

FINANCING OBLIGATIONS

                                                                                December 31, 2007
                                                                           ---------------------------
                                                                           Available to     Maximum
(IN THOUSANDS)                                    2007           2006         Borrow       Commitment
-----------------------------------------    ------------   ------------   ------------   ------------
Credit Facilities:
  Term loan                                  $    140,000   $    249,375   $         --   $    140,000
  Revolving credit facility                       210,000        177,500         15,000        225,000

Other Notes Payable:
  CMC warehouse line                               32,302        122,459        117,698        150,000
  Multifamily ASAP plus facility                   58,413             --            N/A            N/A
  Commercial Real Estate repurchase lines          56,912         41,598             --             --
  Syndicated corporate debt warehouse Line          5,423             --         94,577        100,000
  Other                                             2,838            233            N/A            N/A

Financing Arrangements:
  P-FLOATs/RITES                                   14,275        403,381            N/A            N/A
  Floats/Residuals                                     --        944,799            N/A            N/A
  Fixed-Rate Securitizations                           --        452,990            N/A            N/A
  Secured Financing                               548,227             --            N/A            N/A
                                             ------------   ------------   ------------   ------------

Capital Structure (excluding Consolidated
  Partnerships)                              $  1,068,390   $  2,392,335   $    227,275   $    615,000

Consolidated Partnerships                       1,997,332      1,547,651            N/A            N/A
                                             ------------   ------------   ------------   ------------
  Total                                      $  3,065,722   $  3,939,986   $    227,275   $    615,000
                                             ============   ============   ============   ============


Credit Facilities
-----------------
In connection with the re-securitization of our mortgage revenue bond portfolio in December 2007, we terminated our existing credit facilities and entered into a Revolving Credit and Term Loan Agreement (the "Credit Facilities"). The Credit Facilities provide us with:

     1. a $140.0 million term loan (subject to an increase of up to $10.0 million upon additional lenders' commitments), which matures on December 26, 2008 (the "Term Loan"); and
     2. a $225.0 million revolving credit facility (subject to an increase of up to $75.0 million upon additional lenders' commitments and subject to a step-down to $275.0 million on March 30, 2009). The revolving credit facility matures on June 26, 2009, subject to a six-month extension at our option (the "Revolving Credit Facility").

The Credit Facilities bear interest at a rate of LIBOR plus a margin of 3.00% or a rate based on the prime rate.

Our Credit Facilities are available for general corporate needs, with up to $25.0 million (increasing to $50.0 million at such time Revolving Credit Facility lender commitments exceed $275.0 million) exclusively allocated to funding equity partnership investments of our Affordable Housing segment.

Our Credit Facilities require us to satisfy certain financial and other covenants including (as defined in the agreement):

     o    a minimum level of consolidated net worth;
     o    a minimum ratio of consolidated EBITDA to fixed charges;

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     o    a minimum ratio of funded debt to consolidated EBITDA; and
     o certain limitations on distributions (including distributions to minority interest holders).

As of December 31, 2007, we believe we were in compliance with all covenants of our Credit Facilities.

For more information see Note 11 to the consolidated financial statements.

Other Notes Payable
-------------------
Other notes payable consist principally of asset backed debt arrangements. The CMC warehouse line the Multifamily ASAP Plus facility are warehouse lines utilized by our Commercial Real Estate loan originations business and are collateralized by loans for which we have pre-arranged sale commitments. Other credit lines support the syndicated corporate debt investing business included within our Credit Risk Products segment and repurchase facilities for Commercial Real Estate investments we hold for our own account or held prior to placement in CMBS Funds.

Our repurchase facilities provide us with liquidity based on specified advance rates and the fair value of collateral assets. Although we may experience margin calls in the ordinary course of business due to fluctuations in those fair values, as of the date of this filing we have not experienced any significant additional margin calls despite recent turbulence in the credit markets.

For more information see Note 11 to the consolidated financial statements.

Financing Arrangements and Secured Financing
--------------------------------------------
In December 2007, we completed the re-securitization of most of our mortgage revenue bond portfolio. As a result, we terminated all existing financing arrangements with the exception of one securitization under our P-FLOATs/RITES program. For certain bonds included in the re-securitization, we have continuing involvement which precluded sale treatment despite consideration received from Freddie Mac. For such mortgage revenue bonds, we established a liability for the amount received pursuant to the re-securitization from Freddie Mac. For more information see Notes 4 and 12 to the consolidated financial statements.

Consolidated Partnerships
-------------------------
The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

     o    three CDO financing arrangements of the CMBS Fund Partnerships;
     o notes payable by LIHTC Fund Partnerships collateralized either by the funds' limited partners' equity subscriptions or by the underlying investments of the funds; and
     o repurchase agreements for the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership.

The funds we manage may and, due to recent market conditions, have experienced margin calls in the ordinary course of business due to fluctuations in fair values. As manager, we are not obligated to provide liquidity or capital resources outside of those available within the fund to cover such margin calls; however, we may choose to provide financing, generally in the form of short-term loans, to fund the margin call. In addition, we generally have the right to call capital from the investors, which would also result in additional capital required by us to the extent we have a co-investment in the impacted fund. For more information see Note 23 to the consolidated financial statements.

For the year ended December 31, 2007, our CMBS Fund Partnerships made net cash payments due to margin calls/margin receipts on repurchase facilities. These margin calls increased in 2008 due to volatility in CMBS markets and tightening of credit by many lenders, leading us to secure bridge financing from one fund's investors (including our subsidiary) in the first quarter of 2008 to replace the existing repurchase facilities. Upon securing this bridge financing, and upon the termination of a subscription line in our High-Yield Debt Fund Partnership, our Consolidated Partnerships will no longer be subject to such margin calls.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


EQUITY

Other than our common shares, we have several classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(IN THOUSANDS)                                2007           2006
                                          ------------   ------------
Mezzanine equity:
Minority interests in subsidiaries        $    176,716   $    247,390
Preferred shares of subsidiary
  (not subject to mandatory repurchase)        104,000        104,000
Redeemable CRA Shares                           69,888             --

Permanent equity:
CRA Shares                                     118,160        203,101

Minority Interests in Subsidiaries
----------------------------------
Minority interests in subsidiaries as of December 31, 2007, consisted of SCUs and SCIs both of which were issued in connection with acquisitions. SCUs entitle their holders to a claim on the income and cash flows of certain of our subsidiaries through which we operate our LIHTC fund sponsorship business, are convertible into common shares on a one-for-one basis and are entitled to tax-adjusted dividends based on the common dividend rate. SCI holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. As of December 31, 2007, SCI distributions were $1.72 per year, subject to an adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on our common shares. The SCIs are convertible into common shares on a one-for-one basis. In December 2007, we announced our intention to pay dividend on our common share at a rate of $0.60 per share on an annualized basis in 2008, subject to declaration and approval by our Board of Trustees.

SMUs (which were economically similar to SCIs but were associated with another subsidiary) were all redeemed or converted prior to December 31, 2007.

For more information see Note 15 to the consolidated financial statements.

Preferred shares of subsidiary
------------------------------
As of December 31, the preferred shares of Equity Issuer entitle their holders to a claim on certain residual interests retained in connection with the re-securitization of the Affordable Housing bond portfolio in December 2007. As the interest income we will earn from those retained interests matches the preferred dividend requirement of the shares and the principal amounts and terms of the certificates and preferred shares are equivalent, the preferred interest are effectively matched funded for economic purposes. They have no voting rights with respect to Centerline Holding Company and are not convertible into Centerline Holding Company common shares. See also Note 15 to the consolidated financial statements.

Community Reinvestment Act Shares
---------------------------------
Community Reinvestment Act ("CRA") shares consist of:

     o    Convertible CRA Preferred Shares ("Convertible CRA Shares"); and
     o 4.4% Perpetual Convertible CRA Preferred Shares ("4.4% Convertible CRA Shares").

Certain of the holders of Convertible CRA Shares and 4.4% Convertible CRA Shares have exercised options allowing them to redeem the shares at an unspecified time in the future. These are collectively referred to as "Redeemable CRA Shares".

The Convertible CRA Shares are economically equivalent to our common shares, receiving the same dividend. Unlike the common shares, however, these shares are not publicly traded and do not have voting rights. Our CRA shares were initially intended to entitle the holders to "credit" under the US government's Community Reinvestment Act. As a result of the re-securitization transaction with Freddie Mac in December 2007, we do not believe that these shares will continue to qualify for credits under the Community Reinvestment Act. These shares are convertible into common shares at the holders' option, mostly on a one-for-one basis. We first issued Convertible CRA Shares during 2000 and the program became popular with a broad range of banks that invest in our shares to both make an investment in us and to make qualifying Community Reinvestment Act investments.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


The 4.4% Convertible CRA Shares are similar to the Convertible CRA Shares in that they entitle the holder to CRA "credit" and are convertible into common shares without having voting rights prior to conversion. Unlike the Convertible CRA Shares; however, these shares carry a fixed dividend and each will be convertible into common shares at the option of the shareholder at a rate of approximately 1.81:1 beginning in July 2008 (a total of 2.1 million common shares, subject to adjustment). Also beginning July 2008, we may redeem the shares at a price equal to their liquidation amount plus any accrued and unpaid distributions.

The Redeemable CRA Shares retain the economic characteristics described above except that some holders have forfeited their rights to convert the shares to common shares and the redeemable 4.4% Redeemable Convertible CRA Shares have increased the dividend rate to 5.2%. All of the Redeemable CRA Shares can be redeemed (at the holders' option) for the original issuance price of the shares. Due to the redemption feature no associated with these shares, they are now classified as temporary or "mezzanine" equity.

PREFERRED SHARES

In January 2008, we issued 11.2 million 11.0% Cumulative Convertible Preferred Shares, Series A-1 ("11.0% Preferred Shares") in a private placement. The entire issue was purchased by an affiliate of TRCLP. The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares and are entitled to voting rights as if converted into common shares. In January 2008, we announced a rights offering that entitles shareholders to purchase these shares from the TRCLP affiliate, and the TRCLP affiliate will retain any shares not purchased as part of the rights offering, which we expect to complete in April 2008.

SHELF REGISTRATION

In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities. The shelf registration was declared effective on March 1, 2005 and was available for use beginning April 1, 2006.

Further information about our equity instruments is included in Notes 15, 16 and 17 to the consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


COMMITMENTS AND CONTINGENCIES

CONTRACTUAL OBLIGATIONS

The following table provides our commitments as of December 31, 2007, to make future payments under our debt agreements and other contractual obligations:

                                                                  Payments due by period
                                          -----------------------------------------------------------------------
(IN THOUSANDS)                                             Less than                                  More than
                                              Total         1 year       1-3 years      3-5 years      5 years
---------------------------------------   ------------   ------------   -----------   ------------   ------------
Financing arrangements and secured
  financing (1)(2)                        $    562,502   $      4,660   $    13,513   $     14,275   $    530,054
Notes payable (1)(2)                           505,888        295,888       210,000             --             --
Operating lease obligations                     71,562          8,688        17,017         14,413         31,444
Subleases                                       (6,809)        (1,359)       (2,514)        (2,634)          (302)
Unfunded investment commitments (3)            308,445        137,418       171,027             --             --
Preferred shares of subsidiary (subject
  to mandatory repurchase)                     273,500             --            --             --        273,500
                                          ------------   ------------   -----------   ------------   ------------

  Subtotal before Consolidated
    Partnerships                             1,715,088        445,295       409,043         26,054        834,696

Notes payable of consolidated
  partnerships (4)                             458,367        262,153        35,527        159,675          1,012
Financing arrangements of consolidated
  partnerships                               1,128,376          5,471            --        298,500        824,405
Repurchase agreements of consolidated
  partnerships                                 410,589        410,589            --             --             --
Consolidated Partnership unfunded
  investment commitments (5)                   970,602        294,804       458,147        217,651             --
                                          ------------   ------------   -----------   ------------   ------------

  Subtotal of Consolidated Partnerships      2,967,934        973,017       493,674        675,826        825,417
                                          ------------   ------------   -----------   ------------   ------------

  Total                                   $  4,683,022   $  1,418,312   $   902,717   $    701,880   $  1,660,113
                                          ============   ============   ===========   ============   ============

(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the intent and believes it has the ability to renew, refinance or remarket the borrowings beyond their current due dates. Of the financing arrangements and secured financing balance, $548.2 million represents a liability established related to mortgage revenue bonds re-securitized in December 2007 which was not accounted for as a sale due to continuing involvement with the underlying assets. Amounts are based upon the expected repayment dates of the underlying bonds (see Notes 6 and 12 to the consolidated financial statements).
(2) Recourse debt represents principal amount only. The weighted average interest rate at period end, including the impact of swaps, was 6.63%.
(3) Of this amount, $292.3 million represents mortgage loan origination commitments with corresponding sale commitments.
(4) Of the notes payable of consolidated partnerships, $256.0 million are collateralized by equity subscriptions of certain equity partners of the investment funds. Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. Of the remaining balance, $167.0 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

(5) To be funded from capital of Consolidated Partnerships. Payments of investment commitments are based on property performance thresholds as defined in the partnership agreements. The estimated scheduled payments can vary based on the actual performance of the properties.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


Off Balance Sheet Arrangements
------------------------------

The following table reflects our maximum exposure and the carrying amounts as of December 31, 2007 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

                                                   Maximum         Carrying
(IN THOUSANDS)                                     Exposure         Amount
---------------------------------------------   -------------   -------------
Development deficit guarantees (1)              $      18,421   $         431
Operating deficit guarantees (1)                        7,567             126
ACC transition guarantees (1)                           3,245              --
Recapture guarantees (1)                              147,246              --
Replacement reserve (1)                                 3,132             126
Guarantee of payment (1)                               19,620              36
LIHTC credit intermediation (2)                     1,519,095          44,296
Mortgage banking loss sharing agreements (3)          834,726          13,116
Centerline Financial credit default swaps (4)          44,015           1,223
                                                -------------   -------------

                                                $   2,597,067   $      59,354
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

(4) We see these transactions as opportunities to expand our Credit Risk Products business by offering broad capital solutions to customers. To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement. The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize at their fair values.


The maximum exposure amount is not indicative of our expected losses under the guarantees. For details of these transactions, see Note 25 to the consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions sometimes involve future events that cannot be determined with absolute certainty. Therefore, our determination of estimates requires that we exercise judgment. While we have used our best estimates based on the facts and circumstances available to us at the time, different results may actually occur and any such differences could be material to our consolidated financial statements. Unless otherwise noted, we applied our critical accounting policies and estimation methods consistently in all material respects and for all periods presented, and have discussed such policies with our Audit Committee.

We believe the  following  policies may involve a higher  degree of judgment and
complexity  and  represent  the  critical  accounting   estimates  used  in  the
preparation of our consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


FAIR VALUE

Fair value measurements are an integral part of the preparation of financial statements in accordance with GAAP. In determining fair value, the selection of the appropriate valuation technique as well as determination of inputs, assumptions and estimates for each technique requires significant judgment. Although we believe that the inputs used in our valuation techniques are reasonable as of the measurement date, a change in one or more of the inputs could result in an increase or decrease in the fair value of certain assets or liabilities. Either instance would have an impact both on our consolidated financial statements.

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations:

     VALUATION OF INVESTMENTS IN MORTGAGE REVENUE BONDS. SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, provides guidance on determining the valuation of investments owned. The initial classification of our investments in the "available-for-sale" category rather than as "held to maturity" is due to a provision in most of the mortgage revenue bonds under which we have a right to require redemption prior to maturity, although we can and may elect to hold them up to their maturity dates unless otherwise modified, and the ability of the borrower to prepay the bond after a lockout period. Because of this classification, we must carry our investments at fair value. We base the fair value of our mortgage revenue bonds on observable market transactions, which may indicate a fair value approximating the unpaid principal balance. Because mortgage revenue bonds typically have a limited market, in the absence of observable market transactions we must exercise judgment in determining what constitutes "fair value". In those instances, we estimate the fair value by calculating the present value of expected future cash flows under the bonds using a discount rate dependent upon whether the bonds is secured by a non-stabilized or stabilized property. For non-stabilized properties, the discount rate is based upon the average rate of new originations for the quarter leading up to the valuation date. For bonds secured by stabilized properties, the discount rate is reflective of the lower inherent risk. If the property underlying the bond has substandard performance, a factor is added to the discount rate to allow for the additional risk. Conversely, if the underlying property is performing much better than expected, the discount rate may be reduced to allow for the reduced risk.

     In making these determinations, we evaluate, among other factors:

          o issues regarding timely completion of the construction, even if there is no apparent risk of financial loss.
          o whether stabilization requirements (i.e., minimum occupancy level and debt service coverage for specified periods) not yet met;
          o whether weaknesses exist calling into question the viability of the project in the near to intermediate term; or
          o    whether project viability is in question and defaults exist.

     We use these criteria to assess all of our mortgage revenue bonds and, any bonds meeting these criteria are assessed for risk of other-than-temporary impairment. If our analysis indicates that no other-than-temporary impairment has occurred, the fair value of a bond is considered to be the lower of outstanding face amount or the present value of expected future cash flows, with the discount rate adjusted to provide for the applicable risk factors.

     VALUATION OF SERIES B FREDDIE MAC CERTIFICATES. We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model. The assumptions include:

          o estimating the default and prepayment rates of the mortgage revenue bonds in the managed portfolio, which estimates are based on our historical experience and industry studies related to properties comparable to those underlying the bonds; and
          o applying an appropriate discount rate, which we consider in comparison to comparable residual interests secured by multifamily loans, along with consideration of the tax free nature of the associated income.

     VALUATION OF MORTGAGE SERVICING RIGHTS. SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, as amended, requires that servicing rights retained when mortgage loans are sold be recorded as assets at fair value and amortized in proportion to, and over the period of, estimated net servicing income. Significant judgment is required in accounting for these assets, including:

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Changes in these estimates and assumptions could materially affect the determination of fair value.

     We assess our mortgage servicing rights for impairment based on the fair value of the assets as compared to carrying values. We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers. To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value. With respect to our primary servicing portfolio, we have determined that the predominant risk characteristic is interest rate and type of loan. For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are not recurring.

     When the carrying value of servicing assets exceeds fair value, we recognize impairment through a valuation allowance; fair value in excess of the amount capitalized is not recognized.

     IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS. SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment regarding the fair value of each reporting unit which is estimated using a discounted cash flow methodology. This, in turn, requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business and the life over which cash flows will occur. Changes in these estimates and assumptions could
     materially   affect  the   determination  of  fair  value  and/or  goodwill
     impairment.

     In addition, should we determine that goodwill is impaired, we would also review intangible assets for the same business to determine if they were also impaired. As with goodwill, any indicators of impairment of a specific intangible asset would also lead to a review. As the methods for determining fair values of intangible assets are similar to those for determining the fair value of goodwill, the same judgments and uncertainties apply to these determinations as well.

     Our impairment analysis, which is performed annually during the fourth quarter, did not result in an impairment charge for goodwill or indefinite lived intangible assets in the years presented.

ACCOUNTING FOR INCOME TAXES

SFAS 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets. Furthermore, these projected future tax consequences include our assumption as to the continuing tax-free nature of a portion of our earnings. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In addition, determining our exposure in connection with uncertain tax positions in accordance with FIN 48 requires judgment by management including determination of whether it is more likely than not that a position would withstand audit and the measurement of the tax position and related interest and penalties if challenged.

CONSOLIDATION

Our consolidated financial statements include the accounts of the parent trust, its wholly owned and majority owned subsidiary and statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to FIN 46(R) or other similar accounting pronouncements including those governing partnerships. The analysis as to whether to consolidate an entity is subject to significant judgment. Some of the criteria we are required to consider include:

     o determination of degree of control over an entity by its various equity holders;
     o    design of the entity;

     o    relationships between equity holders;
     o    determination of primary beneficiary; and
     o    ability to replace general partners, among others.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


These analyses involve estimates, probability weighting of subjective factors included within cash flow models, and other estimates based on the judgment of management.

Our consolidated financial statements reflect the assets, liabilities, revenues and expenses of the Consolidated Partnerships on a gross basis. The interests of investors in these funds, which comprise the majority ownership interest, have historically been reflected as limited partners' interests in consolidated partnerships. As a result of consolidation, management fees and incentive fees earned by other segments related to the Consolidated Partnerships segment are eliminated in consolidation; however, our allocated share of the net income is adjusted accordingly such that the consolidation has no effect on our net income or loss. The deconsolidation of the funds would have the impact of significantly lowering our revenues and related expenses and restoring the presentation of management fees, including incentive fees that had previously been eliminated in consolidation.

In addition, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies. Our consolidated net income includes our share of net earnings of these companies. Our judgment regarding the level of influence over each equity method investment includes the consideration of key factors such as voting interest, representation on the board of directors, participation in policy-making decisions and materiality of intercompany transactions.

RELATED PARTY TRANSACTIONS

AMERICAN MORTGAGE ACCEPTANCE COMPANY

Through one of our subsidiaries, we manage the operations of AMAC. In addition, in March 2007, we entered into a share purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, whereby we may purchase up to 9.8% of the outstanding common shares of AMAC in open-market purchases based on pre-determined parameters. Through December 31, 2007, we purchased 0.6 million common shares (for $5.3 million) under this plan, or 6.9% of the outstanding common shares of beneficial interest. Furthermore, in July 2007, we purchased
0.3 million shares of 7.25% Series A Cumulative Convertible Preferred Shares issued by AMAC for $7.0 million in connection with AMAC's public offering of such shares. We account for these investments on the equity method as we can exercise significant influence over AMAC's financial and operating policies via our advisory agreement.

In April 2007, we increased the capacity of the revolving credit facility to AMAC from $50.0 million to $80.0 million and extended the term to June 2008 with a one year optional extension. This facility, bearing interest at LIBOR plus 3.0%, is used by AMAC to purchase new investments and for general corporate purposes and had a balance of $77.7 million as of December 31, 2007. Income we earn from this facility is included in "Other interest income" in the Consolidated Statements of Operations. In the opinion of management, the terms of this facility are consistent with similar transactions with independent third parties.

Although AMAC has notified us that it is in default under the covenants of the line of credit, we have not exercised our rights to demand repayment as we believe the advances are recoverable.

THE RELATED COMPANIES L.P.

Subsequent to December 31, 2007, we issued and sold 11.2 million 11.0% Preferred Shares to a company affiliated with TRCLP in a private offering for an aggregate purchase price of $131.2 million. The shares have a liquidation preference of $11.70 per share and are convertible into 12.2 million common shares. The convertible preferred shares pay cash distributions, subject to declaration by our Board of Trustees. To the extent distributions are not declared, they will accrue.

The issuance of the shares was a condition to obtaining the new credit facility into which we entered at the time we re-securitized our mortgage revenue bond portfolio. While other buyers were considered for the share issuance, the terms desired by those parties would have resulted in a significantly higher cost of capital.

Subsequently, we initiated a rights offering to allow shareholders (excluding TRCLP and its affiliates) to purchase the shares that the TRCLP affiliate purchased. The TRCLP affiliate will "backstop" the rights offering by retaining any of the 11.0% Preferred Shares that are not purchased by participants in the rights offering.

RECENT PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS ("SFAS 141(R)"). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for us on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. We did not elect the fair value option for any of our existing financial statements on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 define fair value, establishes a framework for measuring fair value with respect to GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities to January 1, 2009. Due to the requirement to consider nonperformance factors in determining the fair value for liabilities, and based on our evaluation to date, we do not expect the adoption of SFAS 157 to have a material effect on our financial position and results of operations. This statement, however, will require additional disclosures.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, WRITTEN LOAN COMMITMENTS RECORDED AT FAIR VALUE THROUGH EARNINGS ("SAB 109"). SAB 109 rescinds an existing prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective as of our 2008 fiscal year. We are currently assessing the financial impact of adopting this pronouncement.

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

IMPACT ON EARNINGS

Many of our investments bear interest at fixed rates, or pay interest which do not fluctuate with changes in market interest rates.

In contrast, we have variable-rate debt related to our credit and warehouse facilities, with rates based on LIBOR. Other long-term sources of capital, such as our preferred shares of our subsidiary and our 4.4% Convertible CRA preferred shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

Of the December 31, 2007, total amount of our liabilities labeled on our Consolidated Balance Sheet as "Financing Arrangements and Secured Financing" and "Notes Payable", $512.4 million is variable rate debt and not hedged via interest rate swap agreements. We also have large escrow balances maintained by our Portfolio Management Group and we are entitled to the interest earned on those balances. A 1.0% increase in interest rates would therefore result in a net decrease of our pre-tax income by $11.1 million.

We manage this risk through the use of interest rate swaps as described in Note 14 to the consolidated financial statements. In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

Credit Spread and Margin Risk
-----------------------------

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit or LIBOR, for floating rate credit. Our fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Our variable rate investments are valued based on a market credit spread over LIBOR. Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of higher (or "wider") spread over the benchmark rate used to value them.

Widening credit spreads would result in higher yields being required by the marketplace on loans and securities. This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yields upward to meet the market.

At December 31, 2007, a 1.0% movement in credit spreads would impact the book value of the applicable assets by approximately 5.0%. Under the terms of our repurchase agreements, when the estimated fair value of the existing collateral declines, the lenders may demand additional collateral or repayment of debt (i.e., a margin call). This could result from principal reductions due to scheduled amortization payments, unscheduled principal payments on the mortgages underlying our investments, changes in market interest rates and other market factors.

Should  market  interest  rates  and/or  prepayment  speeds  on our  investments continue to increase, margin calls on our repurchase agreements could substantially increase, causing an adverse change in our liquidity position and strategy. The sources mentioned above may not be sufficient to meet our obligations, including margin calls, as they come due; as a result, further margin calls may result in additional asset sales.

                   MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF
                    INTERNAL CONTROL OVER FINANCIAL REPORTING




The management of Centerline Holding Company and subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Centerline management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based upon our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, have issued an audit report on the Company's internal control over financial reporting, which appears on page 65 and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.




/s/ Marc D. Schnitzer                                   /s/ Robert L. Levy
---------------------                                   ------------------
Marc D. Schnitzer                                       Robert L. Levy
Chief Executive Officer                                 Chief Financial Officer
March 5, 2008                                           March 5, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and Shareholders of Centerline Holding Company
New York, New York


We have audited the internal control over financial reporting of Centerline Holding Company and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109, in 2007.




/s/DELOITTE & TOUCHE LLP
New York, New York
March 5, 2008

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------
                                                                            PAGE
(a) 1.   Financial Statements

         Report of Independent Registered Public Accounting Firm              67

         Consolidated Balance Sheets as of December 31, 2007 and 2006         68

         Consolidated Statements of Operations for the years ended
           December 31, 2007, 2006 and 2005                                   69

         Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2007, 2006 and 2005                       70

         Consolidated Statements of Cash Flows for the years ended
           December 31, 2007, 2006 and 2005                                   71

         Notes to Consolidated Financial Statements                           73

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees and Shareholders of Centerline Holding Company
New York, New York

We have  audited the  accompanying  consolidated  balance  sheets of  Centerline
Holding Company and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerline Holding Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 20 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109, in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.




/s/DELOITTE & TOUCHE LLP
New York, New York
March 5, 2008

                           CENTERLINE HOLDING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                December 31,
                                                                        --------------------------
                                                                            2007           2006
                                                                        -----------    -----------
                                     ASSETS

Cash and cash equivalents                                               $   137,111    $   178,813
Restricted cash                                                              32,548         14,937
Investments:
  Available-for-sale (Note 6)                                               938,378      2,501,560
  Equity method (Note 7)                                                     38,760         40,546
  Other (Note 8)                                                            184,200        191,486
Investments in and loans to affiliates (Note 22)                            107,175         65,181
Goodwill and intangible assets, net (Note 9)                                504,273        541,050
Deferred costs and other assets, net (Note 10)                              140,902        107,969
Consolidated partnerships (Note 23):
  Investments
    Available-for-sale                                                    1,782,543      1,317,136
    Equity method                                                         4,178,206      3,598,009
    Other                                                                   414,377        176,502
  Land, buildings and improvements                                          661,380        617,914
  Other assets                                                              371,735        336,868
                                                                        -----------    -----------

Total assets                                                            $ 9,491,588    $ 9,687,971
                                                                        ===========    ===========

                             LIABILITIES AND EQUITY

 Liabilities:
  Notes payable (Note 11)                                               $   505,888    $   591,165
  Financing arrangements and secured financing (Note 12)                    562,502      1,801,170
  Accounts payable, accrued expenses and other liabilities
    (Note 13)                                                               313,252        213,799
  Preferred shares of subsidiary (subject to mandatory
    repurchase) (Note 15)                                                   273,500        273,500
  Consolidated partnerships (Note 23):
    Financing arrangements                                                1,128,376        687,719
    Notes payable                                                           458,367        615,977
    Repurchase agreements                                                   410,589        243,955
    Due to property partnerships                                            970,602        971,864
    Other liabilities                                                       193,020        180,639
                                                                        -----------    -----------

 Total liabilities                                                        4,816,096      5,579,788


 Minority interests in subsidiaries, net of tax (Note 15)                   176,716        247,390
 Preferred shares of subsidiary (not subject to mandatory
 repurchase) (Note 15)                                                      104,000        104,000
 Redeemable securities (Note 16)                                             69,888             --
 Limited partners' interests in consolidated partnerships (Note 23)       3,782,912      2,806,661


 Commitments and contingencies (Note 25)

 Shareholders' equity (Note 17):
  Beneficial owners' equity:
    4.4% Convertible CRA preferred shares; no par value; 1,060 shares issued and outstanding in 2007 and 2,160 shares issued and
      outstanding in 2006                                                    51,281        104,498
    Convertible CRA shares; no par value; 5,306 shares issued
      and outstanding in 2007 and 6,552 shares issued and outstanding
      in 2006                                                                66,879         98,603
    Special preferred voting shares; no par value; 14,298
      shares issued and outstanding in 2007 and 14,825 shares issued
      and outstanding in 2006                                                   143            148
    Common shares; no par value; 160,000 shares authorized;
      53,943 issued and 50,567 outstanding in 2007 and 52,746 issued
      and 51,343 outstanding in 2006                                        592,505        708,038
    Treasury shares of beneficial interest - common, at cost;
      3,376 shares in 2007 and 1,403 shares in 2006                         (64,312)       (28,018)
  Accumulated other comprehensive (loss) income                            (104,520)        66,863
                                                                        -----------    -----------
 Total shareholders' equity                                                 541,976        950,132
                                                                        -----------    -----------

 Total liabilities and  equity                                          $ 9,491,588    $ 9,687,971
                                                                        ===========    ===========

           See accompanying notes to consolidated financial statements

                           CENTERLINE HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           Year Ended December 31,
                                                                     -----------------------------------
                                                                        2007         2006         2005
                                                                     ---------    ---------    ---------
Revenues:
  Mortgage revenue bond interest income                              $ 150,609    $ 156,500    $ 146,024
  Other interest income                                                 58,988       34,159       16,162
  Fee income                                                            94,290       90,946       90,047
  Other                                                                 11,019       15,998       14,908
  Consolidated partnerships (Note 23):
    Interest income                                                    195,203       51,728        5,129
    Fee income                                                             738          100           --
    Rental income                                                       55,541       30,701       18,824
    Other                                                                6,539        7,127        4,003
                                                                     ---------    ---------    ---------
      Total revenues                                                   572,927      387,259      295,097
                                                                     ---------    ---------    ---------

Expenses:
  Interest                                                             145,236       97,853       57,098
  Interest - consolidated partnerships (Note 23)                       100,321       47,926       26,322
  Interest - distributions to preferred shareholders of subsidiary      18,898       18,898       18,898
  General and administrative (Note 18)                                 182,484      160,786      125,395
  Depreciation and amortization                                         45,099       45,395       43,795
  Write-off of goodwill and intangible assets                            7,226        2,644       22,567
  Impairment of mortgage revenue bonds and other assets                 20,008        5,003        4,555
  Other expenses of consolidated partnerships (Note 23)                113,031       82,142       53,028
                                                                     ---------    ---------    ---------
      Total expenses                                                   632,303      460,647      351,658
                                                                     ---------    ---------    ---------

Loss before other income                                               (59,376)     (73,388)     (56,561)

Other income (loss):
  Equity and other income (loss)                                        (5,165)       1,978        7,037
  Repayment of mortgage revenue bonds and sales of other assets         11,151       18,370        8,062
  Loss on re-securitization of mortgage revenue bonds (Note 4)         (77,903)          --           --
  Investments held by consolidated partnerships, net (Note 23)        (341,107)    (278,232)    (247,986)
                                                                     ---------    ---------    ---------

Loss before allocations                                               (472,400)    (331,272)    (289,448)

(Income)/Loss allocations:
  Preferred shares of subsidiary                                        (6,225)      (6,225)      (6,225)
  Minority interests in subsidiaries, net of tax (Note 15)              24,111      (16,094)     (23,421)
  Limited partners of consolidated partnerships, net (Note 23)         398,893      401,377      349,531
                                                                     ---------    ---------    ---------
                                                                       (55,621)      47,786       30,437
(Loss) income before income taxes
Income tax (provision) benefit (Note 20)                                (4,507)      (6,492)      28,577
                                                                     ---------    ---------    ---------

Net (loss) income                                                      (60,128)      41,294       59,014

Preferred dividend requirements                                         (4,757)      (4,752)      (2,020)
                                                                     ---------    ---------    ---------

Net (loss) income available to Common/CRA shareholders               $ (64,885)   $  36,542    $  56,994
                                                                     =========    =========    =========

Net (loss) income per share (Note 21):
  Basic                                                              $   (1.19)   $    0.63    $    0.98
                                                                     =========    =========    =========
  Diluted                                                            $   (1.19)   $    0.62    $    0.98
                                                                     =========    =========    =========

Weighted average shares outstanding (Note 21):
  Basic                                                                 57,175       58,154       58,018
                                                                     =========    =========    =========
  Diluted                                                               57,175       58,711       58,291
                                                                     =========    =========    =========

Dividends declared per share                                         $    1.68    $    1.68    $    1.65
                                                                     =========    =========    =========

           See accompanying notes to consolidated financial statements

                           CENTERLINE HOLDING COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                    4.4%
                                 Convertible                            Special
                                    CRA             Convertible        Preferred
                                 preferred          CRA Shares        Voting Shares               Common Shares
                               ---------------    ---------------    ---------------    ----------------------------------
                                                                                            Shares
JANUARY 1, 2005                $            --    $       109,849    $           152             51,229    $       764,139
  Net income                             2,020              6,436                 --                                50,558
  Unrealized gains                          --                 --                 --                 --                 --
  Share based compensation                  --                 --                 --                659             12,949
  Conversions or redemptions                --                 --                 (2)               287              4,818
  Issuance                             104,498                 --                 --                 --                 --
  Treasury shares                           --                 --                 --               (187)                --
  Distributions                         (2,020)           (10,812)                --                 --            (85,719)
                               ---------------    ---------------    ---------------    ---------------    ---------------
DECEMBER 31, 2005                      104,498            105,473                150             51,988            746,745


  Net income                             4,752              4,137                 --                                32,405
  Unrealized losses                         --                 --                 --                 --                 --
  Share based compensation                  --                 --                 --                417             15,848
  Conversions or redemptions                --                 --                 (2)                20              1,954
  Treasury shares                           --                 --                 --             (1,082)                --
  Distributions                         (4,752)           (11,007)                --                 --            (88,914)
                               ---------------    ---------------    ---------------    ---------------    ---------------
DECEMBER 31, 2006                      104,498             98,603                148             51,343            708,038


  Net income (loss)                      4,757             (7,436)                --                 --            (57,449)
  Unrealized losses                         --                 --                 --                 --                 --
  Share based compensation                  --                 --                 --                918             29,999
  Adoption of FIN 48                        --                 --                 --                 --             (1,161)
  Conversions or redemptions                --                 --                 (5)               278              5,139
  Reclassification to
    redeemable securities              (53,217)           (13,281)                --                 --             (3,390)
  Treasury shares                           --                 --                 --             (1,972)                --
  Distributions                         (4,757)           (11,007)                --                 --            (88,671)
                               ---------------    ---------------    ---------------    ---------------    ---------------
DECEMBER 31, 2007              $        51,281    $        66,879    $           143             50,567    $       592,505
                               ===============    ===============    ===============    ===============    ===============

                                                    Accumulated
                                                       Other
                                                   Comprehensive                         Comprehensive
                               Treasury Shares     Income/(loss)          Total          Income/(loss)
                               ---------------    ---------------    ---------------    ---------------
JANUARY 1, 2005                $        (2,970)   $        11,552    $       882,722    $            --
  Net income                                --                 --             59,014             59,014
  Unrealized gains                          --             88,552             88,552             88,552
  Share based compensation                  --                 --             12,949                 --
  Conversions or redemptions                --                 --              4,816                 --
  Issuance                                  --                 --            104,498                 --
  Treasury shares                       (4,165)                --             (4,165)                --
  Distributions                             --                 --            (98,551)                --
                               ---------------    ---------------    ---------------    ---------------
DECEMBER 31, 2005                       (7,135)           100,104          1,049,835    $       147,566
                                                                                        ===============

  Net income                                --                 --             41,294    $        41,294
  Unrealized losses                         --            (33,241)           (33,241)           (33,241)
  Share based compensation                  --                 --             15,848                 --
  Conversions or redemptions                --                 --              1,952                 --
  Treasury shares                      (20,883)                --            (20,883)                --
  Distributions                             --                 --           (104,673)                --
                               ---------------    ---------------    ---------------    ---------------
DECEMBER 31, 2006                      (28,018)            66,863            950,132    $         8,053
                                                                                        ===============

  Net income (loss)                         --                 --            (60,128)   $       (60,128)
  Unrealized losses                         --           (171,383)          (171,383)          (171,383)
  Share based compensation                  --                 --             29,999                 --
  Adoption of FIN 48                        --                 --             (1,161)                --
  Conversions or redemptions                --                 --              5,134                 --
  Reclassification to
    redeemable securities                   --                 --            (69,888)                --
  Treasury shares                      (36,294)                --            (36,294)                --
  Distributions                             --                 --           (104,435)                --
                               ---------------    ---------------    ---------------    ---------------
DECEMBER 31, 2007              $       (64,312)   $      (104,520)   $       541,976    $      (231,511)
                               ===============    ===============    ===============    ===============

           See accompanying notes to consolidated financial statements

                           CENTERLINE HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                         2007           2006           2005
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $   (60,128)   $    41,294    $    59,014
  Reconciling items:
    Gain on repayment of mortgage revenue bonds and other assets            (803)        (1,055)        (1,561)
    Impairment of mortgage revenue bonds and other assets                 20,008          5,003          4,555
    Loss on re-securitization of mortgage revenue bonds                   77,903             --             --
    Depreciation and amortization                                         45,099         45,395         43,795
    Equity in unconsolidated entities                                      5,165         (1,979)        (7,037)
    Distributions received from equity investees                             149          4,469          3,702
    Write-off of goodwill and intangible assets                            7,226          2,644         22,567
    Income allocated to preferred shares of subsidiary                     6,225          6,225          6,225
    Income (loss) allocated to minority interests in subsidiaries        (24,111)        16,094         23,421
    Non-cash compensation expense                                         29,019         15,425          8,751
    Other non-cash expense                                                 9,406            685          2,940
    Deferred taxes                                                         3,147          2,423        (28,178)
    Reserves for bad debt                                                  4,052          6,961          4,986
    Change in fair value of interest rate derivatives                     34,740           (203)           203
    Changes in operating assets and liabilities, net of
      acquisitions:
      Mortgage servicing rights                                          (10,598)        (8,648)        (7,520)
      Mortgage loans held for sale                                        29,002         31,288       (125,797)
      Deferred revenues                                                    8,046         24,167         10,210
      Receivables                                                         40,365        (72,659)       (43,279)
      Other assets                                                         4,659        (18,426)          (140)
      Accounts payable, accrued expenses and other liabilities            31,313          4,206         19,590
                                                                     -----------    -----------    -----------

Net cash flow from operating activities                                  259,884        103,309         (3,553)
                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale and repayments of  mortgage revenue bonds                       1,658,900        115,600        133,611
  Acquisition and funding of mortgage revenue bonds                     (226,393)      (419,940)      (443,517)
  Acquisition of mortgage loans held for investment                     (269,102)        (5,473)       (34,401)
  Repayments of mortgage loans held for investment                       299,892         48,939          3,039
  Acquisitions, net of cash acquired                                          --       (262,659)          (290)
  Advances to partnerships                                              (210,209)      (195,044)      (146,977)
  Collection of advances to partnerships                                 221,895        188,711        138,981
  Deferred investment acquisition costs                                   (2,040)        (1,474)        (2,897)
  (Increase) decrease in restricted cash, escrows and other cash
    collateral                                                          (135,144)        19,244            317
  Return of capital from equity investees                                     90         16,667             --
  Purchases of CMBS and other available-for-sale securities             (305,620)          (109)            --
  Sale of CMBS and other securities                                      276,393             --             --
  Loan to AMAC                                                           (62,685)       (15,000)         4,600
  Investment in AMAC shares                                              (12,285)            --             --
  Equity investments and other investing activities                      (15,338)       (30,045)       (21,221)
                                                                     -----------    -----------    -----------

Net cash flow from investing activities                                1,218,354       (540,583)      (368,755)
                                                                     -----------    -----------    -----------

           See accompanying notes to consolidated financial statements
                                   (CONTINUED)

                           CENTERLINE HOLDING COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

(CONTINUED)

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                         2007           2006           2005
                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of financing arrangements                                (2,000,273)    (1,028,533)      (185,369)
  Proceeds from financing arrangements and secured financing             761,605      1,409,098        546,632
  Distributions to shareholders                                         (104,436)      (104,168)       (96,581)
  Distributions to preferred shareholders of subsidiary                   (6,225)        (6,225)        (6,225)
  Distributions to minority interests in consolidated subsidiaries       (37,617)       (35,589)       (34,677)
  (Decrease) increase in notes payable                                   (85,277)       244,679        130,434
  Minority interest contribution                                           3,100          5,250             --
  Proceeds from stock options exercised                                      678            756          3,804
  Retirement of minority interests and special preferred voting
    shares                                                                (3,111)          (724)            (2)
  Treasury stock purchases                                               (36,294)       (20,447)            --
  Issuance of preferred shares                                                --             --        108,000
  Deferred financing costs                                               (12,090)        (9,305)        (3,700)
                                                                     -----------    -----------    -----------

Net cash flow from financing activities                               (1,519,940)       454,792        462,316
                                                                     -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                     (41,702)        17,518         90,008
Cash and cash equivalents at the beginning of the year                   178,813        161,295         71,287
                                                                     -----------    -----------    -----------

Cash and cash equivalents at the end of the year                     $   137,111    $   178,813    $   161,295
                                                                     -----------    -----------    -----------

Supplemental information:

  Interest paid                                                      $    22,843    $    94,713    $    55,771

  Taxes paid                                                         $     2,924    $     1,204    $       768

Non-cash investing and financing activities:
  Exchange of mortgage revenue bonds for Freddie Mac certificates    $   442,140    $        --    $        --
  Share grants issued                                                $    28,445    $    41,767    $     3,706
  Conversion of minority interests to common shares                  $     5,161    $     1,954    $     4,818
  Treasury stock purchases via employee withholding                  $     2,953    $       436    $     4,165
  Cancellation of acquisition - related SMUs                         $        --    $    (4,076)   $        --
  Issuance of SMUs in exchange for investment or acquisition         $        --    $        --    $    11,576

Acquisition activity:
--------------------
  Conversion of existing assets                                      $        --    $    14,221    $    70,000
  Issuance of subsidiary equity                                               --          4,859          7,500
  Decrease in minority interest                                               --             --         (4,200)
  Assets acquired                                                             --       (341,248)       (90,530)
  Liabilities assumed                                                         --         59,509         16,940
                                                                     -----------    -----------    -----------
Net cash paid for acquisitions                                       $        --    $  (262,659)   $      (290)
                                                                     ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

A.  DESCRIPTION OF BUSINESS

Centerline Holding Company, together with its subsidiaries, is an alternative asset manager with a core focus on real estate and more than $11.9 billion of assets under management as of December 31, 2007. We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group. For ease of readership the term "we" (as well as "us", "our" or "the Company") as used throughout this document may mean a subsidiary or the business as a whole, while the term "parent trust" refers only to Centerline Holding Company as a stand-alone entity.

We manage our operations through six reportable operating segments including two segments not involved in direct operations. Our four operating segments include:

     AFFORDABLE HOUSING, which brings together the users and providers of debt and equity capital to the affordable multifamily rental housing industry;

     COMMERCIAL REAL ESTATE, which provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial mixed-use and other properties;

     PORTFOLIO MANAGEMENT, which comprises activities for monitoring, managing and servicing the Affordable Housing and Commercial Real Estate assets we own, for funds we manage and for third parties; and

     CREDIT RISK PRODUCTS, which provides credit intermediation, through our subsidiaries, to affordable housing debt and equity products. Through this segment, we also invest in syndicated corporate debt.

We consolidate certain funds we control (see BASIS OF PRESENTATION), notwithstanding the fact that we may only have a minority economic interest in such entities. For segment purposes, these Consolidated Partnerships include the investment fund partnerships we originate and manage through the Affordable Housing and Commercial Real Estate segments and certain property partnerships, all of which we are required to consolidate in accordance with various accounting pronouncements. The fund partnerships invest in low income housing tax credit ("LIHTC") properties, high-yield commercial mortgage backed securities ("CMBS") and high-yield debt. In addition to these five segments, we separately show our Corporate Group, which includes our central administrative, financing and acquisition related functions.

B.  BASIS OF PRESENTATION

Our consolidated financial statements are prepared on a basis consistent with generally accepted accounting principles of the United States of America ("GAAP") and pursuant to the rules of the Securities and Exchange Commission ("SEC"). The consolidated financial statements of Centerline Holding Company include the parent trust and its wholly owned and majority owned subsidiary statutory trusts, corporations and limited liability companies which we control; and the Consolidated Partnerships which are those entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity ("VIE") in accordance with the Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 (as revised) CONSOLIDATION OF VARIABLE INTEREST ENTITIES ("FIN 46(R)").

We eliminate from our financial results all intercompany transactions, including intercompany transactions between our operating segments and our Consolidated Partnerships.

We adopted our current segment presentation as of January 1, 2007, and have reclassified our segment results and other certain amounts in prior periods to conform to the current year presentation. In addition, we reclassified all balances ($41.7 million of assets as of December 31, 2006) and income statement activity ($5.9 million of revenues in 2006 and $3.9 million in 2005 as well as associated expenses) related to Real Estate owned to our Consolidated Partnerships segment.

Accounting Changes
------------------

STATEMENT NO. 156. As of January 1, 2007, we adopted Statement of Financial Accounting Standards ("SFAS") No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS ("SFAS 156"). SFAS 156 amends SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("SFAS 140 "), stipulating the accounting for mortgage servicing rights ("MSRs") and requiring

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


that such rights be recorded initially at fair value. SFAS 156 also permits, but does not require, that we may subsequently record MSRs at fair value with changes in fair value recognized in the statement of operations. Alternatively, we may continue to amortize the MSRs over their projected service periods. We elected to continue amortization of our MSRs and, therefore, there was no impact on our consolidated financial statements upon adoption.

FIN NO. 48. As of January 1, 2007, we adopted FIN No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 sets a standard for recognizing tax benefits in a company's statement of operations based on a determination whether it is more likely than not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, FIN 48 also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged (see
Note 20 regarding the impact of adoption).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates that require difficult and subjective judgments inherent in the preparation of the accompanying consolidated financial statements include the determination of fair value for mortgage revenue bonds, Federal Home Loan Mortgage Corporation ("Freddie Mac") certificates, goodwill and intangible assets; accounting for income taxes, including the potential outcome of uncertain tax positions; and determination of consolidated entities. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results could differ from those estimates.

B.  CASH AND CASH EQUIVALENTS, RESTRICTED CASH

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity date of three months or less. Restricted cash includes collateral for borrowings within our securitization programs and in accordance with Fannie Mae and Freddie Mac requirements.

C.  INVESTMENTS

Available-for-Sale
------------------
We account for investments designated as available-for-sale in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS 115"), and report them at fair value, with unrealized gains and losses, net of tax where applicable, recorded in accumulated other comprehensive income. For certain classes, we accumulate available-for-sale investments first for our own account. Subsequently, after consideration of market conditions and investment strategies, among other factors, we either hold the investments or sell such investments into funds. Our available-for-sale investments, including those of Consolidated Partnerships, include:

     MORTGAGE REVENUE BONDS - For our Affordable Housing segment, we invest in mortgage revenue bonds that are principally tax-exempt. Although we can and may elect to hold mortgage revenue bonds until maturity, we have the ability to securitize or otherwise sell such bonds and, in most cases, have the ability to require redemption prior to maturity. We base the fair value of our mortgage revenue bonds on observable market transactions, which may indicate a fair value approximating the unpaid principal balance. Because mortgage revenue bonds typically have a limited market, in the absence of observable market transactions, we estimate fair value for each bond by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing against any similar market transactions. Direct costs relating to unsuccessful acquisitions and all indirect costs relating to mortgage revenue bonds are charged to operations.

     FREDDIE MAC CERTIFICATES - In connection with the re-securitization of our Affordable Housing mortgage revenue bond portfolio in December 2007, we retained interests in the form of Freddie Mac Taxable Multifamily Variable Rate Certificates ("Freddie Mac Certificates"). The Series A-1 Freddie Mac Certificates are fixed rate, credit enhanced certificates that have terms consistent with preferred shares of our Centerline Equity Issuer Trust I ("Equity Issuer") subsidiary (see Note 15). We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model that follows the contractual provisions of the certificates. The significant assumptions of the valuation include projecting the cash flows of the underlying mortgage revenue bonds and an appropriate discount rate.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


     CMBS AND RETAINED INTERESTS - For our Commercial Real Estate segment, we purchase real estate debt securities (principally high-yield CMBS securities) some of which are retained interests from previous securitization activities. In addition, our Consolidated Partnership segment may hold CMBS and retained interests. We classify these investments as available-for-sale as we may sell them or dispose of them prior to maturity. We generally estimate fair value of CMBS and similar retained interests based on market prices provided by certain dealers who make a market in these financial instruments.

     The Company performs additional analysis on prices received based on broker quotes. This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread. The calculated spread is then compared to market information available for securities of similar type, vintage year and rating (i.e. CMBX). This process is used by the Company to validate the prices received from brokers.

     The market for these instruments may lack liquidity and have limited market volume. Accordingly, the fair values may reflect estimates and may not necessarily be indicative of the amounts we or a fund could realize in a current market exchange.

     The yield to maturity on CMBS and retained interests depends on, among other things, the rate and timing of principal payments, the pass-through rate, and interest rate fluctuations. Our CMBS interests and retained interests are subordinated instruments. Cash flow from the mortgages underlying the CMBS interests and retained interests is allocated first to the senior interests and then among the other CMBS interests and retained interests in order of relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages that result in reduced cash flows, the most subordinate interest bear the loss first, with excess losses borne by the remaining interests in order of relative subordination.

     SYNDICATED CORPORATE DEBT - Through our Credit Risks Products segment, we invest in syndicated corporate debt. We classify these investments as available-for-sale as we may sell or dispose of them prior to maturity. We estimate fair value based on readily available market prices.

     MARKETABLE SECURITIES - From time to time, we may purchase other marketable securities, the fair value of which is based upon quoted market prices.

Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other-than-temporary we generally consider the duration of the loss position, the strength of the underlying collateral, the term, management's intent and other similar information. We consider a mortgage revenue bond as impaired when we determine it is probable that not all required contractual payments will be made when due either from property operations or other sources of collection (such as sale under foreclosure and syndication of associated tax credits). Our primary tool to determine which bonds are likely to incur a loss is to evaluate the debt service coverage ratio based on our historical experience with similar properties, the frequency of such losses and current market conditions.

If we determine an available-for-sale security is other-than-temporarily impaired, we write it down to its estimated fair value and record a realized loss in the consolidated statements of operations. The fair value at that time is then considered the cost basis of the investment and subsequent increases in fair value over this new cost basis are included in other comprehensive income; subsequent decreases in fair value, if not other-than-temporary impairment, are also included in other comprehensive income.

For more information regarding available-for-sale investments see Note 6.

Equity Investments
------------------
For investments in entities we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, we use the equity method. Equity investments consist of:

     PARTNERSHIP INTERESTS - Partnership interests related to the real estate equity investment funds we sponsor. Typically, we hold these investments for a short period until we establish a new fund.

     AMERICAN MORTGAGE ACCEPTANCE COMPANY - American Mortgage Acceptance Company ("AMAC") is a publicly traded real estate investment trust ("REIT") for which we manage the operations.

     CENTERLINE URBAN CAPITAL LLC - Centerline Urban Capital LLC ("CUC") is a joint venture equity fund with the California Public Employees Retirement System ("CalPERS").

Under the equity method, we record our proportionate share of income or loss as a component of equity and other income (loss) in the consolidated statement of operations. Amounts recognized include equity allocations for management

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)

services  and  incentive  income  that we earn from  co-investments  in  certain
Consolidated   Partnerships,   although   such   amounts   are   eliminated   in
consolidation.

For more information regarding equity investments with respect to partnership interests see Note 7; for AMAC and CUC, see Note 22.

Other Investments
-----------------
Other investments consist of the following:

     MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent amounts due for mortgage loans sold under purchase agreements to permanent investors, but for which we are awaiting settlement of funds. We do not retain any interest in these loans except for MSRs and certain contingent liabilities pursuant to loss sharing agreements. We account for mortgage loans held for sale at the lower of cost or fair value in accordance with SFAS No. 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING ACTIVITIES, ("SFAS 65"). The cost of the loans includes deferred loan commitment fee revenue net of direct costs associated with closing the related loan and we recognize these amounts in operations when the loans are sold in accordance with SFAS No. 91, ACCOUNTING FOR NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOAN AND INDIRECT COSTS OF LEASES ("SFAS 91").

     STABILIZATION ESCROW - As part of the re-securitization of our Affordable Housing mortgage revenue bond portfolio in December 2007, certain cash consideration was placed into escrow in connection with mortgage revenue bonds for which the underlying property was not considered stabilized. As these properties stabilize, subject to certain conditions, we are able to recoup amounts from escrow. The stabilization escrow is carried at fair value based upon an evaluation of the cash flows associated with the non-stabilized bonds, including an evaluation of the debt service coverage ratio ("DSCR") based on our historical experience with similar properties and the frequency of such losses.

     MORTGAGE LOANS HELD FOR INVESTMENT - In accordance with SFAS 65, mortgage loans held for investment are carried at expected net realizable value. When we believe we will not collect all amounts due under the terms of the loan, we record a specific valuation allowance.

     For investments in mortgage loans, we follow the provisions of SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS 114"). Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS 114 requires lenders to measure impaired loans based on:

          o the present value of expected future cash flows discounted at the loan's effective interest rate;
          o    the loan's observable market price; or
          o    the   fair   value   of   the   collateral   if   the   loan   is
               collateral-dependent.

     We periodically evaluate our portfolio of mortgage loans for possible impairment to establish appropriate loan loss reserves, if necessary. If, in our judgment, we determine that it is probable that we will not receive all contractually required payments when they are due, we deem the loan impaired and establish a loan loss reserve.

     CONSTRUCTION LOANS TO LIHTC PROPERTIES - We invest in affiliated entities that co-develop properties. Development investments include amounts invested to fund pre-development and development costs. Investment funds we sponsor acquire the limited partnership interest in these properties (see also C. EQUITY INVESTMENTS - PARTNERSHIP INTERESTS above). We expect to recapture these amounts from various sources attributable to the properties, including capital contributions of investments funds, cash flow from operations, and/or from co-development partners, who in turn have cash flow notes from the properties. In connection with our co-development agreements, affiliates of Centerline issue construction completion, development deficit guarantees and operating deficit guarantees to the lender and investment funds (for the underlying financing of the properties) on behalf of our subsidiary (see Note 25).

For more information regarding other investments see Note 8.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


D.  GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and Other Intangible Assets
------------------------------------

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. We do not amortize the goodwill balance. The primary drivers that generate goodwill are the value of synergies, generally revenue synergies, between the acquired entities and the acquired assembled workforce.

We amortize other intangible assets on a straight-line basis over their estimated useful lives.

Goodwill and indefinite-lived intangible assets are tested annually during the fourth quarter and whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the unit. Estimating fair value is performed by utilizing various valuation techniques, with the primary technique being a discounted cash flow model. Should goodwill be deemed impaired, the useful lives of identified intangible assets may need to be reassessed and amortization accelerated, or such intangible assets could be deemed impaired as well.

Mortgage Servicing Rights
-------------------------
In accordance with SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES ("SFAS 140"), as amended by SFAS 156, we recognize as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loans originated and sold. We record purchased MSRs at cost, which approximates fair value. For originated loans, we allocate total proceeds from the sale of the loan (including the fair value of the MSR retained) and recognize a gain. In subsequent periods, we carry the assets at the amortized initial basis. In accordance with SFAS 140, all MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

We assess MSRs for impairment based on the fair value of the assets as compared to carrying values. We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers. To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value. When the carrying value of capitalized servicing assets exceeds fair value, we recognize impairment through a valuation allowance; fair value in excess of the amount capitalized is not recognized. For the servicing portfolio associated with our mortgage originating activities, we have determined that the predominant risk characteristic is the interest rate and loan type. For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are not recurring.

In accordance with FIN No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS ("FIN 45"), we account for exposure to loss under our servicing contracts with Fannie Mae and Freddie Mac as guarantees through a provision for loan losses. The provision recorded is considered the fair value of the guarantees. As a portion of the servicing fees we receive represents compensation for our guarantee, we record the reserve as a contra-asset applied to the MSR balance. The exposure to loss results from guarantees made to Fannie Mae and Freddie Mac under the Designated Underwriting and Servicing ("DUS") and Delegated Underwriting Initiative ("DUI") programs to share the risk of loan losses (See
Note 25 for more details). Our determination of the adequacy of the reserve for losses on loans serviced is based on an evaluation of the risk characteristics and exposure to loss associated with those loans, in accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES ("SFAS 5"). Our assessment is based on a number of factors including, but not limited to, general economic conditions, inability of the borrower to meet debt service requirements, or a substantial decline in the value of the collateral. For performing loans, we maintain a general reserve, which is based on the stratification of the loan servicing portfolio by DSCR. The probability of default and loss is higher for loans with lower DSCRs and therefore a higher reserve is maintained for such loans. For defaulted loans, we maintain a loan specific reserve based on an estimate of our share of the loss.

For more information regarding intangible assets, see Note 9.

E. DEFERRED COSTS AND OTHER ASSETS, NET

Significant components of deferred costs and other assets, net include:

     DEFERRED COSTS - We capitalize costs incurred in connection with issuance of debt and equity issued by our subsidiaries and amortize them on a straight-line basis over the terms of the facilities, or in the case of our Equity Issuer subsidiary over the period to the expected repurchase date of the shares (which approximates the effective interest method).

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


     LAND, PROPERTY AND BUILDINGS - Our Consolidated Partnerships segment includes property partnerships with multifamily apartment properties. The property partnerships depreciate the costs over seven to 40 year periods.

     DEPOSITS RECEIVABLE - Principally consist of amounts deposited as collateral in connection with the December 2007 re-securitization of mortgage revenue bonds replacing bonds previously used as collateral (see
     Note 4).

     FURNITURE, FIXTURES AND LEASEHOLD IMPROVEMENTS, NET - Furniture, fixtures and leasehold improvements are stated at cost. Depreciation is calculated using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease. Costs associated with repairs and maintenance of property is expensed as incurred.

F.  ASSET IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, including finite-lived intangible assets, are tested for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of impairment, if any, typically requires various estimates and assumptions, including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, we use internal cash flow estimates, quoted market prices and appraisals, as appropriate to determine fair value.

G.  SHARES OF SUBSIDIARIES

The effects of any changes in our ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 51, ACCOUNTING FOR THE SALES OF STOCK OF A SUBSIDIARY ("SAB 51"). For more information see Note 15.

H.  SECURITIZATION ACTIVITIES

We, and our Consolidated Partnerships, have engaged in securitization activities related to financial assets including mortgage revenue bonds and CMBS. In the future we may continue to engage in similar securitization transactions as well as securitizations of other assets including collateralized debt obligation ("CDO") securities and syndicated corporate debt investments. We may retain interests in the securitized financial assets that take several different forms including, but not limited to, one or more tranches of the securitization, undivided seller's interest and rights to excess cash flows after payments to investors with contractual rate of returns and administrative costs. The exposure to credit losses from securitized assets is limited to our retained interest, including any credit intermediation we may provide through our Credit Risks Products segment. Securitized transactions are accounted for in accordance with SFAS 140. Retained interests, which currently include certain CMBS and CDO investments held within our Commercial Real Estate and Consolidated Partnership segments and Freddie Mac Certificates held by our Affordable Housing segment, are accounted for in accordance with the nature and terms of the retained interests.

For more information see Notes 6 and 23.

I.  RESALE AND REPURCHASE AGREEMENTS

We account for transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) as collateralized financing arrangements / agreements.

J.  CREDIT INTERMEDIATION TRANSACTIONS

For guarantees and other credit intermediation transactions issued since January 1, 2003, we record liabilities (included in deferred revenues) equal to the fair values of the obligations undertaken. For transactions for which we receive fees, we consider the fees received to be fair value, in accordance with FIN 45. For completion and other guarantees issued to lenders for the underlying financing of properties, as required by an investment fund, we generally recognize no liability upon inception of the guarantee as the exposure is considered minimal and no fee is received. We monitor our exposure under these agreements and, should we determine a loss is probable, accrue a liability in accordance with SFAS 5.

K. FINANCIAL RISK MANAGEMENT AND DERIVATIVES

Our primary objective for holding derivative instruments is to manage interest rate and certain equity market risks. We account for derivative financial instruments pursuant to SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), as amended and interpreted. We record derivatives at fair value, with changes in fair value of those that we classify as cash flow hedges recorded in accumulated other comprehensive income, to the

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)

extent they are effective. If deemed ineffective, we record the amount considered ineffective in the consolidated statement of operations if the ineffectiveness is within the limits allowed by SFAS 133. If the ineffectiveness exceeds the allowable limit, we would record the entire fair value (and subsequent changes) in our consolidated statement of operations. When we terminate a derivative that we have accounted for as a hedge (or determine that the hedged transaction is no longer likely to occur), we reclassify any unrealized gain or loss in accumulated other comprehensive income and recognize it in our consolidated statements of operations.

We have determined that we will not apply hedge accounting to fair value derivatives and we also may write free-standing derivatives. Any change in the fair value of these derivatives is included in current period net income.

L. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, including restricted cash, approximates fair value due to the short period of time to maturity. Our investments in mortgage revenue bonds, Freddie Mac Certificates, CMBS, CDO, and syndicated corporate debt are carried at estimate fair values based on either quoted market prices or pricing models that utilize current market data and discount of expected cash flows. Derivatives are carried at estimated fair value. As described above, our MSRs are recorded initially at estimated fair values and amortized. We have determined that the fair value of our remaining financial instruments, including temporary investments, mortgage loans held for sale, mortgage loans held for investment and borrowings approximate their carrying values at December 31, 2007 and 2006, due primarily to their short term nature or variable rates of interest. For more information see Notes 6, 14 and 23.

M.  TREASURY STOCK

We account for treasury stock purchases using the cost method.

N.  REVENUES

Mortgage Revenue Bond Interest Income
-------------------------------------
We recognize mortgage revenue bond interest income using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, taking into account differences in interest rate during the construction period as compared to balance of the term, premiums and discounts, any fees received in connection with bond originations and the effects of estimated prepayments in accordance with SFAS 91.

We place bonds on a non-accrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest. Bonds return to accrual status when principal and interest become current. There were seven bonds on non-accrual status at December 31, 2007 and 2006, with a fair value of $45.8 million and $35.1 million, respectively.

Other Interest Income
---------------------
We recognize income on temporary investments (such as cash in banks and short-term instruments) as well as longer term investments (e.g., promissory notes, mortgages receivable) and escrow accounts we manage, on the accrual basis as earned. We recognize income on retained interest certificates (including the Freddie Mac certificates) as it accrues, provided collectability of future amounts is reasonably assured. We adjust the amortized cost of securities for accretion of discounts to maturity. We compute accretion using the effective-interest method over the expected life of the securities based on our estimates regarding the timing and amount of cash flows from the underlying collateral.

The Credit Risk Products Group also earns interest on syndicated corporate debt investments. This income is computed using the effective-interest method over the expected life of the securities, including the amortization and accretion of premiums and discounts.

Fee Income
----------
Fees related to our LIHTC Fund sponsorship activities, included in the Affordable Housing Segment, associated with sponsoring tax-credit equity investment funds, for assisting the funds in acquiring assets and for providing specified yields to investors of certain funds include:

     (i.) ORGANIZATION,   OFFERING  AND  ACQUISITION   ALLOWANCE  FEES  are  for
          reimbursement of costs we incur for organizing LIHTC investment funds and for providing assistance in acquiring the properties to be included in the funds. We recognize the organization, offering and acquisition allowance fee when the investment funds acquire properties. The related expenses are included in general and administrative expenses.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


     (ii.) PROPERTY  ACQUISITION  FEES are for services we perform for the LIHTC investment funds to acquire interests in property partnerships. We recognize these fees when the investor equity is invested and as the properties' limited partnership interests are acquired by the investment fund.
     (iii.)  PARTNERSHIP  MANAGEMENT  FEES are for  maintaining  the  books  and records of LIHTC investment funds, including requisite investor reporting. We recognize these fees over the five year contractual service period following the initial closing of the fund.
     (iv.) CONSTRUCTION  SERVICE  FEES from  borrowers  for  servicing  mortgage revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.
     (v.) ADMINISTRATION FEES charged to the property partnerships or to other entities we manage are recorded as the payments are received due to the uncertainty of collectability.
     (vi.) ASSET MANAGEMENT FEES from LIHTC investment funds, based on a percentage of each investment fund's invested assets are earned for monitoring the acquired property interests and to ensure that their development, leasing and operations comply with LIHTC or other tax credit requirements.
     (vii.) BOND ACQUISITION FEES are paid by borrowers when we acquire mortgage revenue bonds. These fees are recognized as yield adjustments in mortgage revenue bond interest income if we retain the bond or recognized immediately if we were to sell the bond

Mortgage origination fees, earned by our Commercial Real Estate Group, are recognized when we settle the sale of a loan to the purchaser.

Servicing fees related to mortgages are recognized on an accrual basis as the services are performed over the servicing period by our Commercial Real Estate segment. Our Portfolio Management segment also recognizes servicing fee income, including primary and special servicing. These fees are generally based on a percentage of the balance of loans serviced, and we record them as earned on an accrual basis provided that collection is reasonably assured.

Asset management fees are earned from LIHTC investment funds by our Affordable Housing segment and on high-yield debt investment entities (e.g., AMAC, CRESS) by our Commercial Real Estate segment. These fees are generally based on the assets or equity of the managed entity and we recognize them as earned provided collectability is assured.

Our Affordable Housing and Credit Risk Products Groups recognize fees related to credit intermediation activities. Fees for credit intermediation transactions to provide specified rates of return for an LIHTC fund, received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis. For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years. For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years. Fees for other credit intermediation transactions are received monthly and recognized as income when earned.

Other Revenues
--------------
Other revenues principally consist of prepayment penalties recognized at the time of prepayment of a mortgage revenue bond and expense reimbursements for amounts billed to investment funds and other affiliated entities for reimbursement of salaries and certain other ongoing operating expenditures, which we recognize as earned.

Rental Income
-------------
Rental income for property partnerships is accrued as earned based on underlying lease agreements.

O.  SHARE BASED COMPENSATION

We record restricted share grants in beneficial owners' equity within shareholders' equity. The balance recorded equals the number of shares issued (and that we expect to vest) multiplied by the closing price of our common shares on the grant date. We recognize the value of the awards as expense in our consolidated statements of operations on a straight-line basis over the applicable service periods. For each separately vesting portion of an award, we record the expense as if the award was, in substance, multiple awards. We expense any shares granted with immediate vesting when granted.

Because share-based compensation is based on awards that we ultimately expect to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS No. 123(R), SHARE-BASED PAYMENT ("SFAS 123(R)") requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In periods prior to 2006, we accounted for forfeitures as they occurred.

For share option grants, under SFAS 123(R), we are required to select a valuation technique or option pricing model that meets the criteria as stated in the standard. At present, we use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


of time employees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the risk free interest rate and the dividend yield.

For more information see Note 19.

P.  INCOME TAXES

We provide for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We assess the recoverability of deferred tax assets through evaluation of carryback availability, projected taxable income and other factors as applicable. If we determine that deferred tax assets may not be recoverable, we record a valuation allowance as appropriate.

We provide for exposure in connection with uncertain tax positions in accordance with FIN 48 (see Note 1B).

For more information see Note 20.

Q.  EARNINGS PER SHARE

Basic net income per share represents net income allocated to Common and Convertible Community Reinvestment Act ("CRA") shareholders (see Note 16 and 17) by the weighted average number of Common and Convertible CRA shares outstanding during the period. Diluted net income per share includes the weighted average number of shares outstanding during the period and the dilutive effect of common share equivalents, calculated using the treasury stock method.

The Convertible CRA shares (excluding redeemable shares) are included in the calculation of shares outstanding as they share the same economic benefits as common shareholders. Special Common Units ("SCU"s), Special Member Units ("SMU"s), Special Common Interests ("SCI"s) and 4.4% Convertible CRA preferred shares (see Notes 15 and 17) are not included in the calculation as they are anti-dilutive.

R.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income, gains or losses on certain derivative financial instruments, unrealized gains and losses on available-for-sale investments and our proportionate share of accumulated other comprehensive income of equity method investees. For more information see Consolidated Statements of Shareholders' Equity and Note 17.


NOTE 3 - RECENT ACCOUNTING STANDARDS

In December 2007, FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS ("SFAS 141(R)"). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for us on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. We did not elect the fair value option for any of our existing financial statements on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value with respect to GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities to January 1, 2009. Due to the requirement to consider nonperformance factors in determining the fair value for liabilities, and based on our evaluation to date, we do not expect the adoption of SFAS 157 to have a material effect on our financial position and results of operations. This statement, however, will require additional disclosures.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, WRITTEN LOAN COMMITMENTS RECORDED AT FAIR VALUE THROUGH EARNINGS ("SAB 109"). SAB 109 rescinds an existing prohibition on inclusion of expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 also applies to any loan commitments for which fair value accounting is elected under SFAS 159. SAB 109 is effective as of our 2008 fiscal year. We are currently assessing the financial impact of adopting this pronouncement.


NOTE 4 - RE-SECURITIZATION OF OUR MORTGAGE REVENUE BOND PORTFOLIO

In December 2007, we completed the re-securitization of most of our mortgage revenue bond portfolio. This re-securitization transaction allowed us to obtain a higher level of liquidity of the bond portfolio, and provides us with long term fixed-rate financing matched to the duration of the portfolio. While we retained a high-yielding residual interest that generates a tax-exempt cash flow stream, we have eliminated the liquidity and interest rate risks inherent in our historical securitization programs. It also aligns the structure of this portion of our business more closely with the asset manager role we have in our other business lines as we remain the primary and special servicer of the bond portfolio.

This  transaction  (the  "Freddie  Mac  Transaction")   primarily  involved  the
following components:

     o Termination of existing securitization programs, with one exception, secured by mortgage revenue bond investments (see Note 12). Associated interest rate swap agreements were also terminated (see Note 14).
     o    Exchange  of  mortgage   revenue  bond  investments  for  Freddie  Mac
          Certificates classified as Series A, Series A-1, or Series A-2 (all "A" classes being fixed rate) and Series B (residual). The Series B Freddie Mac Certificates are entitled to all cash flows from the underlying pool of mortgage revenue bonds after payment of interest and principal on the other certificates and the payment of servicing and administration fees.
     o Sale of all class Series A and Series A-2 Freddie Mac Certificates to Freddie Mac for cash and retention of the Series A-1 and Series B Freddie Mac Certificates (see Note 6). A portion of the cash received for the certificates sold was placed in escrow in connection with stabilization requirements for certain properties securing some of the bonds (see Note 8). Another portion was deposited as collateral to replace bonds previously used as collateral for other programs (See
          Note 10).

For accounting purposes, consummation of this transaction constituted a sale of the mortgage revenue bond investments, with the exception of those bonds for which our continuing involvement precluded sale treatment despite consideration received from Freddie Mac. For such assets, a secured financing liability was established (See Note 12).

As a result of the transaction and the resulting sale treatment for many of the bond investments, certain sources of revenue associated with the bond investments were treated as earned immediately as compared to the historic recognition as yield adjustments on the investments. In addition, we act as primary and special servicer for the mortgage revenue bonds, generating MSRs (see Note 9) and an ongoing revenue stream.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


The components of the resulting net loss on the transaction are as follows:

                                                       Accounted
                                        Accounted       for as
(IN THOUSANDS)                         for as Sold     Financed         Total
------------------------------------   -----------    -----------    -----------
Proceeds:
  Cash                                 $ 1,721,339    $   541,767    $ 2,263,106
  Retained Interests                       442,140        148,261        590,401
  MSRs                                       2,209            980          3,189
                                       -----------    -----------    -----------
Total proceeds                           2,165,688        691,008      2,856,696

Investment in mortgage revenue bonds    (2,131,645)      (651,653)    (2,783,298)
                                       -----------    -----------    -----------
Gain on sale of bonds                       34,043         39,355         73,398

Transaction costs                          (89,030)            --        (89,030)
Realization of derivative losses           (19,506)            --        (19,506)
Other costs                                 (3,410)            --         (3,410)
                                       -----------    -----------    -----------

Loss on Freddie Mac Transaction        $   (77,903)   $    39,355    $   (38,548)
                                       ===========    ===========    ===========


The consideration we received in the transaction was based on the outstanding principal balance of the mortgage revenue bonds. As our carrying cost of these bonds (exclusive of unrealized gains or losses based on fair value measurements) included deferred revenues associated with the acquisition of the bonds and reductions in the carrying cost due to impairment charges we had recorded, we realized an aggregate gain with respect to the transaction prior to transaction and other costs. With respect to bonds for which the re-securitization was not treated as a sale, we did not recognize a gain, but we may when sale treatment is ultimately obtained, which depends on the nature of the continuing involvement.

The gain described above was more than offset by other costs recognized in connection with the transaction, including costs of terminating the existing securitization programs, consent fees with respect to the Equity Issuer's preferred shares (see Note 15), advisory and other professional fees, some of which remained unpaid as of December 31, 2007 (see Note 13). In addition, we recognized the cumulative decrease in fair value of interest rate swap contracts that had historically been a component of determining the fair value of certain bonds. Upon the treatment of this transaction as a sale, these swap contracts are now accounted for as free-standing derivatives. Additionally, we terminated interest rate swaps that we had used to hedge the cash flows of the securitization programs we terminated (see Note 14).

In connection with the transaction, we repaid the terminated securitization programs ($1.9 billion) and our revolver and term loan facilities (aggregate of $770.0 million) and entered into new term loan and credit facilities (see Notes 11 and 12). We wrote off unamortized deferred financing costs associated with the terminated facilities and capitalized costs associated with the new financing (see Note 10). As we receive additional commitments for the new credit facilities, the incremental proceeds from the proceeds must be used to satisfy any shortfalls in the stabilization escrow described above (see Note 8) and to pay the accrued costs of the transaction (see Note 13). Also, in connection with the transaction, we entered into option agreements with certain shareholders that will permit them to redeem their shares at a fixed price and which also revised other terms of the shares (see Note 16).


NOTE 5 - ACQUISITIONS

A.  CENTERLINE INVESTORS I LLC

In August 2006, we acquired all of the membership interests in Centerline Investors I LLC ("Centerline Investors"), formerly ARCap Investors, L.L.C, that we had not previously owned. We include the results of operations of Centerline Investors as of the date of acquisition. Centerline Investors is a fund manager specializing in the acquisition, management and servicing of high-yield CMBS. The total purchase price of $275.3 million included:

     o    cash of $263.3 million, including transaction costs;
     o    268,000  Special Common  Interests  ("SCIs") of a subsidiary (see Note
          15) with a value of $4.9 million; and

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


     o the remaining basis of our prior investment in Centerline Investors ($7.1 million) which had been reduced by distributions accounted for as returns of capital.

Of the total purchase price, $22.5 million was placed into escrow, $18.0 million of which was released in 2007 based on the occurrence of certain events. The remaining balance of $4.5 million could revert to us, should certain other events not under our control occur in 2008.

The cash portion of the acquisition and associated acquisition costs were funded by a new credit facility. In connection with the acquisition, we also issued 1.7 million restricted common shares to Centerline Investors employees (see Note
19).

B.  CHARTERMAC REAL ESTATE SECURITIES

In March 2006, we acquired CharterMac Real Estate Services, a manager of hedge funds and other funds, for $7.3 million. We accounted for the acquisition as a purchase and, accordingly, we included the results of operations in the consolidated financial statements from the acquisition date. We allocated our cost of the acquisition on the basis of the estimated fair values of the assets and liabilities assumed. The excess of the purchase price over the net of the amounts assigned to the assets acquired and liabilities assumed was recognized as goodwill of $6.1 million.

In October 2006, we decided to cease operations of this business. In connection with that decision, certain subsidiary equity units that we had issued (see Note
15) were returned or cancelled and the business' founder assumed its line of credit. We also recognized a goodwill impairment charge of $1.0 million to account for the portion of our total investment that we did not recover and wrote-off the $1.6 million unamortized balance of other intangible assets recognized at the time of the acquisition.


NOTE 6 - AVAILABLE-FOR-SALE INVESTMENTS

At December 31, available-for-sale investments consisted of:

(IN THOUSANDS)                  2007         2006
-------------------------    ----------   ----------
Freddie Mac Certificates:
  Series A-1                 $  288,672  $        --
  Series B                      153,468           --
Mortgage revenue bonds          376,432    2,397,738
Retained CMBS certificates       75,328      102,357
CMBS                             13,361           --
Syndicated corporate debt        27,749           --
Marketable securities             3,368        1,465
                             ----------   ----------
                             $  938,378   $2,501,560
                             ==========   ==========


A.  FREDDIE MAC CERTIFICATES

As previously discussed in Note 4, we retained Series A-1 and Series B Freddie Mac Certificates in connection with December 2007 re-securitization of the bond portfolio with Freddie Mac. The Series B Freddie Mac Certificates are residual interests. Key fair value assumptions used in measuring the Freddie Mac B Certificates at the date of the re-securitization were as follows:

        Weighted average discount rate                          11.0%
        Constant prepayment rate                                90.0%
        Weighted average life                             11.6 years
        Constant default rate                                   2.00%

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


At December 31, 2007, the fair value and the sensitivity on the fair value of residual cash flows to immediate adverse changes in those assumptions are as follows:

(IN THOUSANDS)
-------------------------------------------------------------   -----------
Fair value of Freddie Mac B Certificates at December 31, 2007   $   153,468

Constant prepayment rate:
   Fair value after impact of 5% increase                           153,016
   Fair value after impact of 10% increase                          151,533

Discount rate:
   Fair value after impact of 1% increase                           145,556
   Fair value after impact of 2% increase                           138,304

Constant default rate:
   Fair value after impact of 1% increase                           143,470
   Fair value after impact of 2% increase                           134,200


These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas change in one factor may result in changes to another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

As the re-securitization took place at the end of December 2007, the assumptions used to value the residual interest were the same on the transaction date as on December 31, 2007. There were no cash receipts from the securitization trust in 2007, nor any delinquencies or defaults in the managed portfolio.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


B.  MORTGAGE REVENUE BONDS

The following tables summarize our mortgage revenue bond portfolio at December 31, 2007:

                                                                                                   Fair Value at
                                                Units               Face Amount of Bond(1)        December 31, 2007
                                       ------------------------    ------------------------    -----------------------
                                                                                                                           Current
                                                                                                                            Stated
                         Number of                                                                                         Interest
(dollars in thousands)     Bonds         Number      % of Total     $ Amount     % of Total     $ Amount    % of Total       Rate
                         ----------    ----------    ----------    ----------    ----------    ----------   ----------   ----------
By Property Status:
----------------------
Stabilized                       28         5,017          32.1%   $  236,775          29.6%   $  221,198         28.6%         7.0%
Lease-up                         42         6,760          43.2       378,816          47.3       367,935         47.6          6.7
Construction                      7         1,600          10.2        80,380          10.0        80,061         10.4          6.5
Rehab                            21         2,260          14.5       105,227          13.1       104,127         13.4          6.0
                         ----------    ----------    ----------    ----------    ----------    ----------   ----------   ----------
Subtotal                         98        15,637         100.0%      801,198         100.0%      773,321        100.0%         6.7%
                         ==========    ==========    ==========    ==========    ==========    ==========   ==========   ===========
Eliminations(2)                 (45)       (7,836)                   (409,631)                   (396,889)
                         ----------    ----------                  ----------                  ----------
Total                            53         7,801                  $  391,567                  $  376,432
                         ==========    ==========                  ==========                  ==========
2006 Total                      333        48,434                  $2,417,415                  $2,397,738
                         ==========    ==========                  ==========                  ==========

By State:(3)
Texas                            31         6,082          38.9%   $  330,470          41.2%   $  319,306         41.3%         7.0%
Georgia                          12         3,366          21.5       194,600          24.3       192,690         24.9          6.4
Mississippi                       4           720           4.6        34,605           4.3        34,392          4.4          6.6
Iowa                              4           566           3.6        33,480           4.2        32,497          4.2          6.6
Arkansas                          6           716           4.6        31,415           3.9        29,369          3.8          6.5
All Others                       41         4,187          26.8       176,628          22.1       165,067         21.4          6.6
                         ----------    ----------    ----------    ----------    ----------    ----------   ----------   ----------
Subtotal                         98        15,637         100.0%      801,198         100.0%      773,321        100.0%         6.7%
                                                     ==========                  ==========                 ==========   ==========
Eliminations(2)                 (45)       (7,836)                   (409,631)                   (396,889)
                         ----------    ----------                  ----------                  ----------
Total                            53         7,801                  $  391,567                  $  376,432
                         ==========    ==========                  ==========                  ==========
2006 Total                      333        48,434                  $2,417,415                  $2,397,738
                         ==========    ==========                  ==========                  ==========


By Maturity Date:
----------------------
2008-2010                         7           162           1.0%   $    4,576           0.6%   $    1,735          0.2%        7.83%
2011-2015                         3            --(3)         --         1,410           0.2         1,410          0.2         6.17
2016-2020                         8           343           2.2         9,440           1.2         8,205          1.1         8.12
2021-2025                         2            --(3)         --         2,870           0.4         2,652          0.3         8.59
2026-2030                         5            --(3)         --         7,681           1.0         7,681          1.0         5.69
2031-2035                         2           518           3.3        23,625           2.9        23,352          3.0         6.51
2036-2040                        15         2,601          16.6       120,390          15.0       113,778         14.7         6.97
2041-2045                        41         9,003          57.6       475,171          59.3       458,552         59.3         6.76
2046 and After                   15         3,010          19.3       156,035          19.4       155,956         20.2         6.22
                         ----------    ----------    ----------    ----------    ----------    ----------   ----------   ----------
Subtotal                         98        15,637         100.0%      801,198         100.0%      773,321        100.0%        6.70%
                                                     ==========                  ==========                 ==========   ==========
Eliminations(2)                 (45)       (7,836)                   (409,631)                   (396,889)
                         ----------    ----------                  ----------                  ----------
Total                            53         7,801                  $  391,567                  $  376,432
                         ==========    ==========                  ==========                  ==========
2006 Total                      333        48,434                  $2,417,415                  $2,397,738
                         ==========    ==========                  ==========                  ==========

(1)  Original principal amount at issuance.
(2) Certain bonds are recorded as liabilities on the balance sheets of certain consolidated partnerships and therefore eliminated in consolidation.
(3) Certain properties collateralize multiple mortgage revenue bonds; only one bond is included to avoid duplication.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows at December 31:

(IN THOUSANDS)                           2007           2006
----------------------------------   -----------    -----------
Amortized cost basis                 $   774,594    $ 2,727,372
Gross unrealized gains                     2,351        101,364
Gross unrealized losses                   (3,624)       (33,670)
                                     -----------    -----------
Subtotal/fair value                      773,321      2,795,066
   Less: eliminations (1)               (396,889)      (397,328)
                                     -----------    -----------
Total fair value per balance sheet   $   376,432    $ 2,397,738
                                     ===========    ===========

(1) Certain bonds are recorded as liabilities on the balance sheets of certain consolidated partnerships and therefore eliminated in consolidation.


The fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

                          Less than     12 Months
(DOLLARS IN THOUSANDS)    12 Months      or More        Total
----------------------   -----------   -----------   -----------
December 31, 2007

Number                            18             3            21
Fair value               $   234,248   $    36,559   $   270,807
Gross unrealized loss    $     3,244   $       380   $     3,624

December 31, 2006

Number                            76            60           136
Fair value               $   502,758   $   356,543   $   859,301
Gross unrealized loss    $    22,355   $    11,315   $    33,670


The unrealized losses related to these mortgage revenue bonds are due primarily to unamortized yield adjustments related to the bonds and are not reflective of the operating performance on the assets. For discussion of other-than temporary impairments, see IMPAIRMENT below.

As of December 31, 2007, one mortgage revenue bond with an aggregate fair value of $14.7 million was securitized (see Note 12). An additional six bonds with an aggregate fair value of $51.2 million were pledged as collateral under our new Term Loan agreement in December 2007 (see Note 11).

During 2007, we recognized $19.9 million of mortgage revenue bond impairment charges. Of this amount, $13.7 million, recognized in the first quarter of 2007, related to the change in our strategy in recovering investments associated with troubled developers (see discussion under PRS/CRG/ERC in Note 25) and resultant changes in cash flow assumptions. The other impairments resulted from substandard performance at the underlying properties.

During 2006, we recognized $4.7 million of mortgage revenue bond impairment charges in light of substandard performance at seven underlying properties. For one of the properties, we reached an agreement with the general partner whereby he relinquished control of the property, and for two others we revised the terms of the bonds to reduce the interest rates.

During 2005, we determined that construction should be halted on a property for which we had assumed the general partner interest (see Note 25), agreed in principle to revise the terms of another mortgage revenue bond and also determined that two bonds secured by a property would likely require term revisions to reduce the rate of interest. As a result, we recognized impairment losses of $4.6 million.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


C.  RETAINED CMBS CERTIFICATES

Retained CMBS certificates pertain to our retained investments in trusts that hold CMBS investments sponsored directly, or indirectly through other funds, of Centerline Investors. The retained CMBS certificates (not including certificates held at the fund level detailed in Note 23) were comprised of the following as of December 31, 2007:

                                 Face         Accreted        Unrealized      Unrealized         Fair        Percentage of
(DOLLARS IN THOUSANDS)          Amount          Cost            Gain             Loss            Value        Fair Value
-------------------------   -------------   -------------   -------------   -------------    -------------   -------------
Security rating:
  AAA interest only         $          --   $      12,610   $       4,376   $          --    $      16,986            22.5%
  AA+                              26,150          14,447           6,473              --           20,920            27.8
  BBB-                             12,536           5,313           2,208              --            7,521            10.0
  BB+                               8,784           5,504              --          (3,308)           2,196             2.9
  BB                               11,635           4,872           1,550            (737)           5,685             7.6
  BB-                              11,635           3,632           2,201            (686)           5,147             6.8
  B+                                3,871           1,752              --          (1,055)             697             0.9
  B                                17,754           2,868           4,079            (367)           6,580             8.7
  B-                                8,501           1,151           1,281            (284)           2,148             2.9
  CCC+                              9,402             704           1,176              --            1,880             2.5
  CCC                               9,402             393             641              --            1,034             1.4
  CCC-                             18,804             616           1,264              --            1,880             2.5
  Non-rated                        40,216           2,261             134            (384)           2,011             2.7
  Non-rated interest only              --             408             275             (40)             643             0.8
                            -------------   -------------   -------------   -------------    -------------   -------------

  Total                     $     178,690   $      56,531   $      25,658   $      (6,861)   $      75,328           100.0%
                            =============   =============   =============   =============    =============   =============


At December 31, 2007, the AAA interest only certificate had a notional amount of $536.5 million and the non-rated interest only certificates had a combined notional amount of $194.7 million.

The decreases in fair value are due to widening interest rate spreads resulting from market conditions and are not reflective of the credit quality of the underlying assets. We have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

Fair value of the retained CMBS certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


At December 31, 2007, the remaining key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained CMBS certificates to potential adverse changes are as follows:

                                                                 Expected             Discount Rate Applied to
                                                                Credit Loss                  Cash Flows
                                                         --------------------------  ---------------------------
                                             Discount
                               Weighted       Rate                                       1.0%           2.0%
                               Average      applied to        1%            2%          Adverse       Adverse
(DOLLARS IN THOUSANDS)        Life (yrs)    Cash Flows      CDR (1)       CDR (1)       Change         Change
---------------------------  ------------  ------------  ------------  ------------  ------------  -------------
Security rating:
AAA interest only                    5.9         15.16%       (10.01)%      (10.41)%      (12.70)%       (14.54)%
AA+                                  8.9          8.93         (1.70)        (2.65)        (6.20)        (11.92)
BBB-                                11.0         12.34         (1.61)        (8.79)        (6.51)        (12.44)
BB+                                  9.1         25.43         (9.67)       (20.27)        (4.84)         (9.35)
BB                                  11.0         14.75         (3.55)       (34.09)        (6.23)        (11.91)
BB-                                 11.1         16.21         (4.41)       (54.02)        (6.01)        (11.50)
B+                                  10.0         31.03         (5.88)       (37.39)        (4.25)         (8.20)
B                                   11.5         19.37         (8.86)       (59.16)        (5.51)        (10.56)
B-                                  12.0         25.66        (10.55)       (55.94)        (4.60)         (8.84)
CCC+                                12.4         32.74        (23.47)       (51.75)        (3.45)         (6.67)
CCC                                 13.3         56.54        (17.74)       (38.53)        (1.71)         (3.36)
CCC-                                15.7         62.08        (43.68)       (53.25)        (1.62)         (3.19)
Non-rated                             --         80.27        (26.52)       (34.66)       (18.08)        (19.60)
Non-rated interest only              7.8         20.71        (77.12)       (77.15)         (4.7)         (9.06)

(1)  Constant Default Rate


These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas change in one factor may result in changes to another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

The interest rates on the principal classes range from 4.0% to 5.7% and range from 0.1% to 1.1% on the interest only classes. During the years ended December 31, 2007 and 2006, we received $16.0 million and $6.7 million, respectively, from retained CMBS certificates.

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 0.6% at December 31, 2007, compared to 0.4% at December 31, 2006. At December 31, 2007, actual losses to date were 7.1% of the underlying securitizations, and projected remaining losses are estimated at 13.5% of the underlying securitizations. At December 31, 2006, actual losses to date were 7.3% of the underlying securitizations, and projected remaining losses were estimated at 13.3% of the underlying securitizations.

D.  CMBS

Purchased CMBS investments we hold (not including those held at the fund level detailed in Note 23) were comprised of the following as of December 31, 2007:

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)

                                                                                                            Percentage
                              Face          Accreted       Unrealized      Unrealized          Fair             of
(DOLLARS IN THOUSANDS)       Amount           Cost            Gain            Loss             Value        Fair Value
----------------------    -------------   -------------   -------------   -------------    -------------   -------------
Security rating:
  BB+                     $       3,898   $       2,244   $          --   $        (217)   $       2,027            15.2%
  BB                              3,898           2,097              --            (217)           1,880            14.0
  BB-                             3,898           1,959              --            (119)           1,840            13.8
  B+                             10,395           4,308              --            (121)           4,187            31.3
  B                               2,599             542              --             (15)             527             4.0
  B-                              3,898             813              --             (22)             791             5.9
  Non-rated                      10,395           2,167              --             (58)           2,109            15.8
                          -------------   -------------   -------------   -------------    -------------   -------------

  Total                   $      38,981   $      14,130   $          --   $        (769)   $      13,361           100.0%
                          =============   =============   =============   =============    =============   =============


The decreases in fair value are due to widening interest rate spreads and we believe are not reflective of the credit quality of the underlying assets. We have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

E.  SYNDICATED CORPORATE DEBT

During 2007, our Credit Risk Products segment expanded its product lines to include acquisition of syndicated corporate debt. The investments at December 31, 2007 primarily represent term loans and have been funded through a new warehouse line (see Note 11).

Information regarding our syndicated corporate debt investments is as follows as of December 31:

(IN THOUSANDS)                                    2007
----------------------------------            ------------
Amortized cost basis                          $    27,839
Gross unrealized losses                               (90)
                                              -----------
Total fair value per balance sheet            $    27,749
                                              ===========


All of the unrealized losses have been for periods of less than twelve months. The unrealized losses relate to recent fluctuations in the market for these securities. We have the intent and ability to hold these investments until recovery and have therefore concluded that these declines in fair value are temporary. With respect to two assets in the portfolio, we recognized impairment of $0.1 million due to sale of the investments subsequent to December 31, 2007.


NOTE 7 - EQUITY METHOD INVESTMENTS

Equity method investments consisted of:

(IN THOUSANDS)                                          2007             2006
--------------------------------------              -----------      -----------
Equity interests in LIHTC partnerships              $    38,760      $    40,546


Through a subsidiary, we acquire equity interests in entities that own LIHTC properties on a short-term basis for inclusion in future Affordable Housing segment investment fund offerings. We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

For further discussion regarding AMAC and CUC, for which our interest held is accounted for under the equity method, refer to Note 22.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


NOTE 8 - OTHER INVESTMENTS

Other investments consisted of:

(IN THOUSANDS)                               2007          2006
--------------------------------------   -----------   -----------
Mortgage loans held for sale             $    92,987   $   121,989
Mortgage loans held for investment            15,687        46,478
Stabilization escrow                          62,566            --
Construction loans to LIHTC properties         6,379        12,946
Miscellaneous investments                      6,581        10,073
                                         -----------   -----------
                                         $   184,200   $   191,486
                                         ===========   ===========


A.  MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale include originated loans typically sold to government sponsored entities, such as Fannie Mae, Freddie Mac and GNMA within three months of origination.

B.  STABILIZATION ESCROW

A portion of the cash received from the mortgage revenue bonds re-securitized with Freddie Mac (See Note 4) was placed in escrow in connection with stabilization requirements for certain properties securing some of the mortgage revenue bonds. As the associated bonds complete those stabilization requirements, the funds will be released to us. The required balance of the escrow account depends upon the outstanding principal balances of the associated bonds and the property status of each. Of the amount required as of the transaction date ($126.0) million, we funded $76.0 million and are required to fund the balance as we receive additional commitments on a new credit facility that we entered into at the time of the transaction (see Note 11). We are required to pay a fee at an annual rate of 5.0% of any unfunded balance and the rate will increase to 8.0% in July 2008 and 11.0% in January 2009. As there is risk to the projected stabilization of the underlying properties, we recorded the escrow balance at its net present value assuming a 15.0% discount rate.

C. CONSTRUCTION LOANS TO LIHTC PROPERTIES

Through a subsidiary, we issue construction loans to LIHTC properties on a short-term basis until the properties are included in future Affordable Housing investment fund offerings. These loans are guaranteed by the developers of the LIHTC properties.


NOTE 9 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and intangible assets, net consisted of the following at December 31:

(IN THOUSANDS)                       2007          2006
------------------------------   -----------   -----------
Goodwill                         $   342,667   $   345,806
Other intangible assets, net         103,077       126,459
Mortgage servicing rights, net        58,529        68,785
                                 -----------   -----------

Total                            $   504,273   $   541,050
                                 ===========   ===========

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


A.  GOODWILL

The table provided below summarizes information regarding goodwill, which we include in our Corporate segment:

(IN THOUSANDS)                         Total
----------------------------        -----------
Balance at January 1, 2006          $   235,684
Additions                               116,774
Reductions                               (6,652)
                                    -----------

Balance at December 31, 2006        $   345,806
Additions                                   432
Reductions                               (3,571)
                                    -----------

Balance at December 31, 2007        $   342,667
                                    ===========


The goodwill addition in 2007 was due to the adoption of FIN 48 (see Note 20) and a reserve for an uncertain tax position that existed at Centerline Investors at acquisition. The goodwill addition in 2006 relates to the acquisitions of CharterMac Real Estate Securities and Centerline Investors (see Note 5).

Reductions to goodwill in 2007 and 2006 pertain primarily to the redemption of SCUs (see Note 15). The deferred tax impact of such redemption effectively reduces the purchase price for the subsidiary they were issued to finance. In addition, we reduced goodwill in 2006 by $6.1 million in connection with the closure of CharterMac Real Estate Securities, $1.0 million of which we charged to expense while the remainder pertained to consideration returned to us. Other reductions in 2007 relate to the final allocations of our purchase price of Centerline Investors.

Although partially contingent upon subsidiary equity conversions, all of our goodwill is tax-deductible.

B.  OTHER INTANGIBLE ASSETS

The components of other intangible assets, net are as follows as of December 31:

                            Estimated
                             Useful
                              Life                Gross                  Accumulated
(DOLLARS IN THOUSANDS)      (in Years)       Carrying Amount             Amortization                    Net
-------------------------   ----------   ------------------------   -----------------------   ------------------------
                                            2007         2006          2007         2006         2007         2006
                                         ----------   -----------   ----------   ----------   -----------   ----------
Amortized intangible
  assets:
  Transactional
   relationships                  16.7   $  103,000   $   103,000   $   34,721   $   25,590   $    68,279   $   77,410
  Partnership service
   contracts                       9.4       47,300        47,300       28,057       16,604        19,243       30,696
  General partner
   interests                       8.5        6,016         6,016        2,547        1,774         3,469        4,242
  Joint venture developer
   relationships                   5.0        4,800         4,800        3,955        2,915           845        1,885
  Mortgage banking broker
   relationships                   5.0        1,080         1,080          612          396           468          684
  Other identified
   intangibles (1)                  --           --         4,427           --        3,658            --          769
                            ----------   ----------   -----------   ----------   ----------   -----------   ----------
Weighted average
  life/subtotal                   13.8      162,196       166,623       69,892       50,937        92,304      115,686
                            ==========

Unamortized intangible
  assets:
  Mortgage banking
   licenses and approvals
   with no expiration                        10,773        10,773           --           --        10,773       10,773
                                         ----------   -----------   ----------   ----------   -----------   ----------

Total other intangible
  assets, net                            $  172,969   $   177,396   $   69,892   $   50,937   $   103,077   $  126,459
                                         ==========   ===========   ==========   ==========   ===========   ==========

(IN THOUSANDS)                                           2007          2006         2005
-------------------------                             -----------   ----------   ----------
Amortization expense (1)                              $    15,387   $   15,534   $   14,332
                                                      ===========   ==========   ==========

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


(1) Other identified intangibles pertained to the acquisition of mortgage revenue bond investments, for which the amortization ($0.5 million per year) reduced mortgage revenue bond interest income. This asset was written off at the time of the re-securitization of the mortgage revenue bond portfolio. Expense for the year ended December 31, 2007, excludes the AMAC impairment charge as described below.

In light of declining performance at AMAC in the fourth quarter of 2007 resulting from the disruption in mortgage and credit markets, we recorded a pre-tax impairment charge of $7.2 million with respect to the partnership service contract asset as a result of our management of AMAC. In 2006, we wrote off $1.6 million of unamortized transactional relationship assets associated with the closure of CharterMac Real Estate Securities (see Note 5). In 2005, management decided to change the name of the subsidiary that conducts our fund sponsorship business and we wrote off an intangible asset attributed to the trade name, resulting in a charge of $22.6 million. These charges are included within "write-off of goodwill and intangible assets" in the consolidated statements of operations.

The estimated amortization expense for other intangible assets for the next five years is as follows:

                                                      (IN THOUSANDS)
                                                      --------------

               2008                                   $      15,272
               2009                                   $      13,838
               2010                                   $       9,314
               2011                                   $       9,278
               2012                                   $       8,727


C.  MORTGAGE SERVICING RIGHTS

The components of the change in MSRs and related reserves were as follows:

                                                            (IN THOUSANDS)
                                                            --------------

Balance at January 1, 2006                                  $      62,190
MSRs and other servicing assets acquired in Centerline
   Investors acquisition                                           17,607
MSRs capitalized                                                    8,798
Amortization                                                      (19,660)
Increase in reserves                                                 (150)
                                                            --------------
Balance at December 31, 2006                                       68,785
MSRs capitalized                                                   10,815
Amortization                                                      (21,071)
Increase in reserves                                                   --
                                                            --------------
Balance at December 31, 2007                                $      58,529
                                                            ==============

Reserve for Loan Losses :

Balance at January 1, 2006                                  $      12,966
Net additions                                                         150
                                                            --------------
Balance at December 31, 2006                                       13,116
Net additions                                                          --
                                                            --------------
Balance at December 31, 2007                                $      13,116
                                                            ==============


MSRs capitalized in 2007 include $2.2 million associated with our ongoing servicing for the bonds included in the re-securitization of the mortgage revenue bond portfolio which we accounted for as sold (see Note 4).

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


The estimated amortization expense for the MSRs for the next five years is as follows:

                                                      (IN THOUSANDS)
                                                      --------------

               2008                                   $      12,838
               2009                                   $      10,400
               2010                                   $       7,636
               2011                                   $       6,849
               2012                                   $       5,606


The estimated fair values of the MSRs, based upon third-party and internal valuations, were $85.8 million at December 31, 2007 and $99.0 million at December 31, 2006. The significant assumptions used in estimating the fair values at December 31, were as follows:

                                                    2007            2006
                                               -------------   -------------
                                                       17.54%          16.04%
     Weighted average discount rate
     Weighted average pre-pay speed                     9.98%          10.94%
     Weighted average lockout period               4.0 years       4.7 years
     Weighted average default rate                       .50%            .27%
     Cost to service loans                     $       2,215   $       2,286
     Acquisition cost (per loan)               $       1,464   $       1,457


The table below illustrates hypothetical fair values of MSRs at December 31, 2007, caused by assumed immediate changes to key assumptions which are used to determine fair value.

(IN THOUSANDS)                                          2007            2006
------------------------------------------------    ------------   ------------
Fair value of MSRs at December 31, 2007             $     85,762   $     98,956

Prepayment speed:
   Fair value after impact of 10% adverse change          84,989         98,095
   Fair value after impact of 20% adverse change          84,281         97,335

Discount rate:
   Fair value after impact of 10% adverse change          81,013         94,381
   Fair value after impact of 20% adverse change          76,915         90,219

Default rate:
   Fair value after impact of 10% adverse change          85,683         98,813
   Fair value after impact of 20% adverse change          85,613         98,709


These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas change in one factor may result in changes to another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


NOTE 10 - DEFERRED COSTS AND OTHER ASSETS, NET

The components of deferred costs and other assets, net are presented in the table below:

                                                       December 31,     December 31,
(IN THOUSANDS)                                             2007             2006
---------------------------------------------------   -------------    -------------
Deferred financing and other costs                    $      39,599    $      32,472
Less: Accumulated amortization                               (5,176)          (6,718)
                                                      -------------    -------------

Net deferred costs                                           34,423           25,754

Deposits receivable                                          59,957           13,251
Interest receivable                                          10,550           30,275
Fees receivable, net of reserves                             14,057           19,842
Furniture, fixtures and leasehold improvements, net           8,366            9,748
Income taxes receivable                                       2,271              714
Interest rate swaps at fair value                                --            2,236
Other                                                        11,278            6,149
                                                      -------------    -------------

  Total                                               $     140,902    $     107,969
                                                      =============    =============


A.  DEFERRED FINANCING AND OTHER COSTS

During 2007, in connection with the Freddie Mac Transaction (see Note 4), we terminated the previous credit facilities and replaced them with new facilities (see Note 11). This resulted in a write-off of $5.2 million of deferred financing and other costs related to the old facilities and the capitalization of $13.2 million of costs related to the new facilities.

During 2006, in connection with the restructuring of our securitization programs (see Note 12) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated programs. As a result, we recorded incremental amortization expense of $3.4 million during 2006. In connection with refinancing our lines of credit at the time of the Centerline Investors acquisition (see Notes 5 and 11) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated lines ($0.1 million) and recorded deferred costs of $9.3 million related to the new facilities.

B. DEPOSITS RECEIVABLE

Deposits receivable consists primarily of collateral deposits related to credit intermediation agreements to provide specified investment yields to investors (see Note 25). As the primary credit intermediator in these transactions is a third-party, we have been required to post collateral in connection with our contingent obligation. Prior to the re-securitization of our mortgage revenue bond portfolio (see Note 4), we posted certain bond investments to fulfill this requirement. Upon completion of the transaction, we were required to deposit $55.0 million in cash as substitute collateral.


NOTE 11 - NOTES PAYABLE

Notes payable included the following at December 31:

(IN THOUSANDS)                                 2007          2006
----------------------------------------   -----------   -----------
Term loan                                  $   140,000   $   249,375
Revolving credit facility                      210,000       177,500
CMC warehouse line                              32,302       122,459
Multifamily ASAP plus facility                  58,413            --
Commercial Real Estate repurchase lines         56,912        41,598
Syndicated corporate debt warehouse line         5,423            --
Other                                            2,838           233
                                           -----------   -----------
  Total notes payable                      $   505,888   $   591,165
                                           ===========   ===========

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


A.  TERM LOAN AND REVOLVING CREDIT FACILITY

In August 2006, in connection with our acquisition of Centerline  Investors (see
Note 5), we entered into a syndicated loan commitment with various lenders and Bank of America, N.A. ("Bank of America) As agent. The commitment provided a $250.0 million term loan (the "Term Loan") and a $250.0 million revolving credit facility (the "Credit Facility").

The Credit Facility and the Term Loan bore interest at the London Interbank Offered Rate ("LIBOR") plus 2.5% for the Term Loan, or a margin ranging from 1.625% to 1.875% depending on the ratio of "funded debt to adjusted CAD", as defined in the credit agreement, for the Credit Facility. In June 2007, we increased the borrowing capacity to $320.0 million.

In December 2007, in connection with the Freddie Mac Transaction (see Note 4), we terminated the Term Loan and Credit Facility and entered into a new credit facility agreement. The new agreement provides us with a $140.0 million term loan (subject to an increase of up to $10.0 million upon an increase in lenders' commitments), which matures in December 2008 (the "New Term Loan", and a $225.0 million revolving credit facility (subject to an increase of up to $75.0 million upon an increase in commitments and subject to a step-down to $275.0 million on March 30, 2009) (the "Revolving Credit Facility"), which matures in June 2009, subject to a six-month extension.

As we receive additional commitments under these facilities, incremental borrowings will be required to fund the stabilization escrow associated with the re-securitization of our mortgage revenue bond portfolio (see Notes 4 and 8) and to pay costs associated with the transaction (see Note 13).

All or a portion of the new Revolving Credit Facility and New Term Loan bear interest at LIBOR plus a margin of 3.00% through March 31, 2009, and a margin of 2.75% thereafter, to the termination of the new agreement.

As provided for in the new agreement, we are also able to receive "Swingline Loans" (borrowings of up to $25.0 million that we may request under the Revolving Credit Facility), with each loan bearing interest at the prime rate set by Bank of America.

We may prepay the New Term Loan and the Revolving Credit Facility plus accrued interest, in whole or in part and without premium or penalty, subject to certain restrictions. The New Term loan is also subject to mandatory prepayment under certain circumstances. The outstanding principal of the New Term Loan is required to be reduced by:

     (i) $15.0 million on or before March 31, 2008, from the maximum New Term Loan principal balance permitted under the new agreement;
     (ii) an additional $15.0 million on or before June 30, 2008;
     (iii) an additional $45.0 million on or before August 31, 2008; and
     (iv) an additional $25.0 million on or before October 31, 2008.

The entire outstanding principal balance of the New Term Loan will be due and payable on December 26, 2008.

Stock of certain of our subsidiaries is pledged as collateral under the New Term Loan and the Revolving Credit Facility. The weighted average net interest rate was 7.16% as of December 31, 2007.

The New Term Loan and the Revolving Credit Facility require us to satisfy certain financial and other covenants including (as defined in the agreement):

     o    a minimum level of consolidated net worth;
     o    a minimum ratio of consolidated EBITDA to fixed charges;
     o    a minimum ratio of funded debt to consolidated EBITDA; and
     o certain limitations on distributions (including distributions to minority interest holders).

The terms of the New Term Loan and the Revolving Credit Facility also required us to obtain permanent equity financing. In connection with that requirement, we issued convertible preferred shares in January 2008 (see Note 28).

B.  CMC WAREHOUSE LINE

In May 2007, we entered into a warehouse facility which replaced the $100.0 million warehouse facility previously used by Centerline Mortgage Capital Inc. ("CMC"), our Commercial Real Estate mortgage banking facility. The facility (whose lenders are now represented by Bank of America, N.A, as agent) had a total capacity of $150.0 million as of December 31, 2007, matures in May 2008

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)



and bears interest at LIBOR plus 0.7%. Mortgages financed by advances from this facility as well as the related servicing and other rights (see Notes 8 and 9) are pledged as security under the facility. Borrowing under the CMC warehouse line relates to the level of mortgage loans held for sale (see Note 8). As of December 31, 2007, the interest rate was 5.56%.

C.  MULTIFAMILY ASAP PLUS FACILITY

Under this program with Fannie Mae, mortgage loans are initially funded using the CMC warehouse line described above. Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%. CMC is later reimbursed by Fannie Mae. As of December 31, 2007, the interest rate was 4.71%.

D.  COMMERCIAL REAL ESTATE REPURCHASE LINES

At December 31, 2007, we were a party to two repurchase agreements with two counterparties that provide total commitments of $205.0 million, although the maximum amount available to borrow under each facility is limited by the value of the pledged collateral. As of December 31, 2007, we owed $56.9 million (based on retained CMBS certificate collateral with a fair value of $68.2 million) under these agreements which is the maximum amount without pledging additional collateral. Interest rates range from 5.2% to 5.8%. The borrowings have no specified maturity date, although they may be called upon six months' notice by the counterparty. As of December 31, 2007, no such notice had been received from the counterparties.

E.  CENTERLINE FINANCIAL FACILITIES

Upon its launch in June 2006, our Centerline Financial LLC subsidiary ("Centerline Financial") entered into a $30.0 million senior debt facility and a $125.0 million mezzanine debt facility, maturing in June 2036. The senior debt facility is provided by Citibank, N.A. ("Citibank"), Natixis Capital Markets Inc. ("Natixis") and one of our subsidiary companies and it generally bears interest, at our election, at:

     (1) 1.40% plus the higher of
         a. the Prime Rate, or
         b. the federal  funds  effective  rate,  as defined,  plus 1/2%; or
     (2) LIBOR plus 0.40%.

The mezzanine debt facility is provided by Citibank and generally bears interest, at our discretion, at:

     (1) 2.25% plus the higher of
         a. the Prime Rate, or
         b. the federal  funds  effective  rate,  as defined,  plus 1/2%, or
     (2) LIBOR plus 1.25%.

As of December 31, 2007, no amounts were outstanding under these facilities.

F.  SYNDICATED CORPORATE DEBT WAREHOUSE LINE

In November 2007, we closed a warehouse facility with Morgan Stanley Altabridge Ltd. ("Morgan Stanley") to fund syndicated corporate debt investments (see Note
6). The facility has a total capacity of $100.0 million, matures in August 2008, and bears interest at LIBOR plus 1.00%. Investments financed by the facility as well as certain other assets of our subsidiary serve as collateral under the facility. As of December 31, 2007, the interest rate was 5.70%.

G.  COVENANTS

We are subject to customary covenants with respect to our various notes payable, including the covenants described under TERM LOAN AND REVOLVING CREDIT FACILITY above. As of December 31, 2007, we were in compliance with all such covenants.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


NOTE 12 - FINANCING ARRANGEMENTS AND SECURED FINANCING

Following are the components of financing arrangements and secured financing at December 31:

(IN THOUSANDS)                       2007            2006
-----------------------------   -------------   -------------
Freddie Mac secured financing   $     548,227   $          --
P-FLOATs/RITES                         14,275         403,381
Floats/Residuals                           --         944,799
Fixed-rate securitization                  --         452,990
                                -------------   -------------

Total                           $     562,502   $   1,801,170
                                =============   =============


In December 2007, we completed the re-securitization of most of our mortgage revenue bond portfolio (see Note 4). As a result, we terminated almost all existing financing arrangements except for the financing of one mortgage revenue bond not re-securitized through the Freddie Mac Transaction.

For certain bonds included in the December 2007 re-securitization, we had continuing involvement principally in the form of performance guarantees on payment of principal and interest for defined periods of time, which precluded sale treatment despite consideration received from Freddie Mac. For such assets, a secured financing liability was established in accordance with SFAS 140, representing senior certificates outstanding related to those assets we did not recognize as sold. The certificates bear interest at a weighted average rate of 5.2% and mature in relation to the underlying mortgage revenue bond pools, which can extend to 2049. The mortgage revenue bonds that secure this financing are summarized in Note 6.B.

The remaining P-FLOATs/RITES arrangement effectively allows us to borrow against the fair value of the related mortgage revenue bond. A senior certificate is sold to a third party investor while we retain subordinated residual certificated interests. The net effect of this program is that a portion of the interest we receive from the mortgage revenue bond is distributed to holders of the senior certificates while we receive any remaining interest via the residual certificate after related expenses are deducted.

In June 2006, we restructured several of our securitization programs in place at that time, whereby Centerline Financial became the provider of credit intermediation, as supported by Natixis. As a result, we terminated a prior securitization relationship and created a "Floats/Residuals" program through Goldman Sachs with a structure similar to the P-FLOATs/RITES program. In connection with the termination of the program through which we previously obtained credit intermediation, we paid $1.4 million in termination fees (included in general and administrative expense) and $2.6 million of other costs (recorded in interest expense) in 2006.

In August 2006, we entered into a $455.0 million securitization whereby we sold fixed rate certificates secured by a pool of our mortgage revenue bonds. In connection with the Freddie Mac transaction, the fixed-rate securitization was repaid in December 2007.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


COST OF FUNDS

Our annualized cost of funds relating to financing arrangements and the related amount of interest expense were as follows:

                                          2007          2006          2005
                                       ----------    ----------    ----------
Cost of funds (1)                            4.79%         4.17%         3.65%
Interest expense (in millions) (1)     $     80.4    $     68.7    $     44.8

Rate at December 31, excluding fees:

P-FLOATs/RITES                               5.00%         4.02%         3.33%
Floats/Residuals                               --          4.03%         3.29%
Fixed rate                                     --          4.61%           --
Freddie Mac secured financing                5.20%           --            --

(1) Includes effect of our swaps and, in 2006, incremental costs related to restructuring of our securitization programs.


NOTE 13 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following at December 31:

(IN THOUSANDS)                                         2007          2006
-----------------------------------------------    ------------  -------------
Deferred revenues                                  $    100,610  $      92,564
Transaction costs payable                                35,314             --
Interest rate swaps at fair value (Note 14)              50,445          1,997
Distributions payable                                    41,016         41,554
Accounts payable                                         15,976         15,006
Salaries and benefits                                    30,513         29,551
Accrued fund organization and offering expenses           8,484         11,860
Escrow/deposits payable                                   5,641          6,844
Accrued interest payable                                  1,334          8,900
Restructuring accrual                                        80          1,128
Unsettled investments                                    15,000             --
Income tax reserves (Note 20)                             2,442             --
Other                                                     6,397          4,395
                                                   ------------  -------------

Total                                              $    313,252  $     213,799
                                                   ============  ========-====


A. DEFERRED REVENUES

In connection with our Affordable Housing LIHTC fund origination and management businesses, we receive revenues at the time a fund closes associated with origination, property acquisitions, partnership management services and credit intermediation. These fees are deferred and recognized over various periods as described in Note 2.

B. UNFUNDED ESCROW LIABILITY AND TRANSACTION COSTS PAYABLE

In connection with the re-securitization  transaction with Freddie Mac (see Note
4) and the establishment of our new credit facility (see Note 11) we incurred transaction costs that were not paid at the time of closing. The transaction fees will be paid upon receiving additional commitments for the new credit facility, after any additional required funding of a stabilization escrow (see
Note 8).

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


C.  RESTRUCTURING ACCRUAL

Accrued restructuring costs pertain to integration actions with respect to the acquisition of Centerline Investors (see Note 5). We recorded these costs in general and administrative expenses in the second quarter of 2006. A roll forward of the restructuring costs (included within our Portfolio Management and Commercial Real Estate segments) is as follows:

                                 Employee        Lease
                               termination    termination
(IN THOUSANDS)                    costs          costs          Total
----------------------------   -----------    -----------    -----------
Balance at January 1, 2006     $        --    $        --    $        --
Additions                            1,831            164          1,995
Payments                              (318)            --           (318)
Adjustments                           (549)            --           (549)
                               -----------    -----------    -----------

Balance at December 31, 2006   $       964    $       164    $     1,128
                               ===========    ===========    ===========

Additions                              165             --            165
Payments                            (1,129)           (84)        (1,213)
                               -----------    -----------    -----------

Balance at December 31, 2007   $        --    $        80    $        80
                               ===========    ===========    ===========


Adjustments in 2006 represent the reversal of amounts due to employee attrition in advance of severance dates or amounts reclassified as retention bonuses. The restructuring with respect to employee terminations was completed in April 2007. The accrual for lease termination costs will be paid over the remaining lease term (2.5 years).


NOTE 14 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments. While we carry derivative instruments in both categories at their estimated fair values on our consolidated balance sheets, the changes in those fair values are recorded differently. To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders' equity. If a cash flow hedge is ineffective, we include such ineffectiveness in our consolidated statement of operations. With respect to the free-standing derivatives, we include the change in their fair value in our consolidated statements of operations.

A. CASH FLOW HEDGES OF DEBT

Our New Term Loan and the Revolving Credit Facility (see Note 11) incur interest expense at a variable rate, exposing us to interest rate risk. We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk. We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our credit facility through the use of an interest rate swap indexed to, or to LIBOR. Under the swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the LIBOR index. The swap outstanding at December 31, 2007, had a notional amount of $275.0 million, expires in August 2009 and has a fixed rate of 5.25%. The average LIBOR rate was 5.25% in 2007, 5.13% in 2006 and 3.46% in 2005.

Prior to terminating our financing arrangements upon the re-securitization of our mortgage revenue bonds, we also had interest rate swaps indexed to the Securities Industry and Financial Markets Association Municipal Swap Index ("SIFMA") rate, the most widely used tax-exempt floating rate index. The average SIFMA rate was 3.62% in 2007, 3.45% in 2006 and 2.45% in 2005. We terminated these swaps when we terminated the financing arrangements and recognized $1.0 million of expense related to the terminations. Previously unrealized gains and losses associated with these swaps were reclassified from accumulated other comprehensive income when we recorded the termination charge in our consolidated statement of operations.

At inception, we designate these swaps as cash flow hedging instruments, with the hedged item being the variable interest payments on our floating rate debt. At the inception of the hedge and on an ongoing basis, we assess whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing. Amounts in accumulated other comprehensive income are

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


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

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of December 31, 2007 (see Note 23).

B.  FREE STANDING DERIVATIVES

In 2006, we had an interest rate swap with a notional amount of $26.0 million that hedged the change in fair value of a $26.0 million investment. This swap was assigned to AMAC when we sold AMAC the related investment in 2006.

One of our businesses within our Commercial Real Estate segment entered into eleven interest rate swap agreements in connection with a CMBS fund that closed in the third quarter of 2007 (see Note 23). For the year ended December 31, 2007, expense of $13.5 million associated with these swaps is included within the change in fair value of free-standing derivatives.

We are a party to 25 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we owned. Under the terms of these agreements, we pay a variable rate of interest and receive interest at a fixed rate equal to the related bonds. Due to the re-securitization of the related mortgage revenue bonds in connection with the Freddie Mac Transaction (see Note 4), these swaps are now deemed to be free-standing derivates. At
December 31, 2007, these swaps had an aggregate notional amount of $281.9 million, a weighted average interest rate of 6.27% and a weighted average remaining term of 14.9 years.

For the above described free standing swaps, we do not apply hedge accounting to them and, therefore, any changes in the fair values from the date of the Freddie Mac Transaction are included in interest expense as detailed below.

C.  FINANCIAL STATEMENT IMPACT

Presented below are amounts included in Interest expense on the Consolidated Statements of Operations related to the swaps described above:

                                                             Year Ended December 31,
                                                    -----------------------------------------
(IN THOUSANDS)                                          2007           2006           2005
-------------------------------------------------   -----------    -----------    -----------
Interest payments - cash flow hedges                $       204    $       448    $     2,963
Interest receipts - cash flow hedges                     (3,010)        (2,299)          (219)
Change in fair value of free standing derivatives        17,183           (203)           203
Ineffectiveness                                           1,390            799            399
                                                    -----------    -----------    -----------

Net                                                 $    15,767    $    (1,255)   $     3,346
                                                    ===========    ===========    ===========


In addition to the amounts included in interest expense, as noted above we recognized a $1.0 million loss in connection with terminating cash flow hedges and a $19.5 million loss for the fair value of swap contracts associated with the mortgage revenue bonds we re-securitized. Both amounts are included in "Loss on re-securitization of mortgage revenue bonds" in our consolidated statement of operations. We estimate that $3.3 million of the net unrealized loss included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


Interest rate swaps in a net liability position ("out of the money") are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position ("in the money") are recorded in deferred costs and other assets. The amounts recorded were as follows:

                                       December 31,   December 31,
(IN THOUSANDS)                             2007           2006
----------------------                 ------------   -------------
Net liability position                 $     50,445   $      1,997
Net asset position                     $         --   $      2,236


NOTE 15 - SUBSIDIARY EQUITY

A. PREFERRED SHARES OF A SUBSIDIARY - SUBJECT TO MANDATORY REPURCHASE

Since June 1999, we have issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase, through Equity Issuer.

                                                                                Liquidation
                      Date of        Mandatory      Mandatory      Number of    Preference    Total Face     Dividend
Preferred Series      Issuance        Tender        Repurchase       Shares      per Share      Amount         Rate
----------------   -------------   -------------   -------------   ----------   -----------   -----------   ------------
                                                                                     (IN THOUSANDS)
Series A               June 1999       July 2009       July 2049           45   $     2,000   $    90,000         6.625%
Series A-1             July 2000       July 2009       July 2049           48           500        24,000         7.100%
Series A-2          October 2001       July 2009       July 2049           62           500        31,000         6.300%
Series A-3             June 2002   November 2014   November 2052           60           500        30,000         6.800%
Series B               July 2000   December 2010   December 2050          110           500        55,000         7.600%
Series B-1          October 2001   December 2010   December 2050           37           500        18,500         6.800%
Series B-2             June 2002   November 2014   November 2052           50           500        25,000         7.200%
                                                                                              -----------
  Total                                                                                       $   273,500
                                                                                              ===========


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

The Series A Shares all have identical terms except as to the distribution commencement date and other terms listed in the table above. Likewise, the Series B Shares all have identical terms, except as to the distribution commencement date and other terms listed in the table above. The Preferred Shares are subject to mandatory tender for remarketing and purchase on such dates and each remarketing date thereafter at their respective liquidation amounts plus all distributions accrued but unpaid. Each holder of the Preferred Shares will be required to tender its shares on the dates listed above, unless Equity Issuer decides to remarket them. Unless Equity Issuer has determined to redeem them, holders of the Preferred Shares may elect to retain their shares upon remarketing, with a new distribution rate to be determined at that time by the remarketing agent. After the mandatory tender date for a series, Equity Issuer may redeem the Preferred Shares of that series, subject to certain conditions. The Preferred Shares are not convertible into our common shares.

If any series of Preferred Shares remains outstanding on or after May 15, 2019, the Preferred Shareholders of such series may direct Equity Issuer to sell the Class A-1 certificates (retained in connection with the re-securitization of our mortgage revenue bonds as discussed in Note 4) to Freddie Mac in return for the retirement of the subject series of Preferred Shares.

The Preferred Shares have annual preferred dividends payable quarterly in arrears upon declaration by our Board of Trustees, but only to the extent of tax-exempt net income for the particular quarter. With respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, the Series A Shares rank, senior to:

     o    all classes or series of Convertible CRA Shares (see Notes 16 and 17);
     o    all Series B shares; and
     o    our common shares.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


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

Equity Issuer is subject to, among others, the following covenants with respect to the Preferred Shares:

     TAX-EXEMPT INTEREST AND DISTRIBUTION

     Equity Issuer may only acquire investments, other than investments acquired pursuant to a certain preferred trust contribution agreement, that it reasonably believes will generate interest and distributions excludable from gross income for federal income tax purposes. As soon as commercially practicable, Equity Issuer will dispose of any investment if its interest becomes includable in gross income for federal income tax purposes, for any reason. Equity Issuer may not dispose of the Class A-1 certificates except in connection with a redemption of the Preferred Shares or if directed by the Preferred Shareholders after May 15, 2019 as discussed above.

     LEVERAGE

     Equity Issuer will not, and will not permit any of its subsidiaries to, directly or indirectly, incur any obligation.

     FAILURE TO PAY DISTRIBUTIONS

     If Equity Issuer has not paid, in full, six consecutive quarterly distributions on the Preferred Shares, it is required to reconstitute its board of trustees so that a majority of the board of trustees consists of trustees who are independent with respect to Equity Issuer, Centerline and Centerline Affordable Housing Advisors LLC ("CAHA").

     ALLOCATION OF TAXABLE INTEREST INCOME AND MARKET DISCOUNT

     Equity Issuer will specifically allocate taxable interest income and market discount that is taxable as ordinary income to us. Market discount, if any, may arise where Equity Issuer acquires a bond other than upon its original issuance for less than its stated redemption price at maturity and the difference is greater than a minor amount (generally 1/4 of 1% of a bond's stated redemption price at maturity multiplied by the number of complete years to maturity).

     LIMITATION ON ISSUANCE OF PREFERRED EQUITY INTERESTS

     Pursuant  to  a  consent   solicitation   agreement   with  the   preferred
     shareholders at the time of the Freddie Mac transaction (see Note 4), Equity Issuer may not issue any additional preferred equity interests.

In accordance with SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150") we classify the Preferred Shares as liabilities in our balance sheet and include the dividends paid for those share as interest expense in our consolidated statements of operations.

B. PREFERRED SHARES OF A SUBSIDIARY - NOT SUBJECT TO MANDATORY REPURCHASE

In May 2004, Equity Issuer issued the following Cumulative Preferred Shares, which are not subject to mandatory repurchase:

                                                                Liquidation    Total Face
                      Date of        Mandatory     Number of    Preference        Amount         Dividend
Preferred Series      Issuance        Tender         Shares      per Share    (IN THOUSANDS)       Rate
----------------   -------------   -------------   ----------   -----------   --------------   ------------
Series A-4-1            May 2004        May 2015           60   $       500   $       30,000          5.75%
Series A-4-2            May 2004        May 2019           58           500           29,000          6.00%
Series B-3-1            May 2004        May 2015           50           500           25,000          6.00%
Series B-3-2            May 2004        May 2019           40           500           20,000          6.30%
                                                                              --------------
   Total                                                                      $      104,000
                                                                              ==============

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


Shareholders are required to tender their shares for remarketing. Equity Issuer may (but is not required to) redeem these shares at any time after the mandatory tender dates.

Except for the absence of a mandatory repurchase feature (and for specific terms enumerated in the table above),

     o the Series A-4-1and Series A-4-2 shares have the same characteristics as the Series A Shares described above; and
     o the Series B-3-1 and Series B-3-2 shares have the same characteristics as the Series B shares described above.

In accordance with SFAS 150, as these shares are not subject to mandatory repurchase, we classify them as mezzanine equity and the associated dividends are classified outside of interest expense in the consolidated statements of operations.

C.  MINORITY INTERESTS

Minority interests in consolidated subsidiaries consisted of the following at December 31:

(IN THOUSANDS)                           2007            2006
--------------------------------    -------------   -------------
Convertible SCUs of a subsidiary   $     165,717   $     231,262
Convertible SCIs of a subsidiary           3,984           4,758
Convertible SMUs of a subsidiary              --           5,110
Other                                      7,015           6,260
                                   -------------   -------------

Total                              $     176,716   $     247,390
                                   =============   =============


Income (loss) allocated to minority interests, net of tax, was as follows for the years ended December 31:

(IN THOUSANDS)             2007             2006             2005
--------------        -------------    -------------    -------------
SCUs                  $     (23,852)   $      16,131    $      23,091
SCIs                           (313)              80               --
SMUs                           (296)             102              330
Other                           350             (219)              --
                      -------------    -------------    -------------

Total                 $     (24,111)   $      16,094    $      23,421
                      =============    =============    =============


SCUs

In connection with our acquisition of CAHA, our subsidiary issued membership interests in the form of 16.1 million SCUs. SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions. SCU distributions are payable only to the extent of the subsidiary's cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall. Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.

Each holder of SCUs has the right to:

     o    exchange all or a portion of their SCUs for cash; and
     o receive cash for any accrued but unpaid distributions with respect to SCUs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we may, at our discretion, exchange the SCUs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments. We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert. Our subsidiary may not pay any distributions to the parent trust until it has paid all SCU distributions. Through December 31, 2007, all SCU distributions have been paid.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


As of December 31, 2007, there were 14.3 million SCUs outstanding and 14.8 million were outstanding at December 31, 2006.

SCIs
----

In connection with our acquisition of Centerline Investors (see Note 5), our subsidiary issued membership interests in the form of approximately 268,000 SCIs. SCI holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares. SCI distributions are initially $1.72 per year, subject to an adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on our common shares.

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

As of December 31, 2007 and 2006, there were 268,000 SCIs outstanding.

SMUs
----

SMUs were issued in connection with Commercial Real Estate acquisitions in 2005 and 2006. They had similar features to SCUs and SCIs except that SMU distributions were initially $1.69 per year, subject to adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on the common shares.

As of December 31, 2006, there were 278,000 SMUs outstanding. During 2007, these SMUs were converted to common shares and no SMUs remain outstanding at December 31, 2007.

Conversions
-----------

Holders of subsidiary equity units converted holdings as follows:

                                   Number          Common
     Year                        converted     shares issued    Cash paid
---------------                -------------   -------------   -------------
                                                               (IN THOUSANDS)

     2005       SCUs                 287,000         287,000              --

     2006       SCUs                  60,000          20,000   $         723
                SMUs                  75,000          75,000              --

     2007       SCUs                 528,000              --   $        7,066(1)
                SMUs                 278,000         278,000              --

(1) Of this amount, $3.8 million related to shares converted as of December 31, 2007, and was paid in January 2008.


Additionally, in 2006, in connection with the closure of CharterMac Real Estate Securities (see Note 5), we cancelled 114,000 SMUs and 72,000 others were returned to us. We reversed the aggregate amount of $4.1 million from minority interests to goodwill.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


Other
-----

"Other" minority interests at December 31, 2007 and 2006, primarily represent the 10% interest in Centerline Financial owned by Natixis. Natixis has been issued warrants which, generally, may be exercised beginning June 2009, and if exercised, would increase Natixis's ownership percentage to 19%.


NOTE 16 - REDEEMABLE SECURITIES

We previously issued Convertible CRA Preferred Shares ("Convertible CRA shares") and 4.4% Cumulative Perpetual Convertible CRA Preferred Shares ("CRA Preferred Shares") (See Note 17). In December 2007, we entered into option agreements with certain holders of these shares.

The option agreements provide that:

     o we have the option to repurchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions) at any time from the date of the agreement; and
     o if we do not repurchase the shares by certain dates, the shareholders have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).

In addition, the ability of certain shareholders to convert the shares to common shares is eliminated and in the case of the CRA Preferred Shares, the agreements also increase the dividend rate on the shares from 4.4% to 5.2% (now "Redeemable CRA Shares" and "Redeemable CRA Preferred Shares"). The shares for which the conversion was not eliminated are referred to as "Convertible Redeemable CRA Shares".

A summary of the total number of redeemable securities are as follows as of December 31, 2007:

               Series                                 Shares
---------------------------------                 --------------
                                                  (IN THOUSANDS)
Convertible Redeemable CRA Shares                           708
Redeemable CRA Shares                                       538
Redeemable CRA Preferred Shares                           1,100


The three classes are convertible into 0.9 million common shares.

Although not mandatorily redeemable, the shareholders now have the option to require us to purchase these shares in the future. As such, these shares are excluded from the Shareholders' equity section of the balance sheet and presented in the mezzanine section as of December 31, 2007. The amounts reclassified represent the fair value of the associated shares as of the date of the agreements. The difference between the fair values of the shares and the carrying amounts as of the option dates ($3.4 million) was recorded as a charge to beneficial owners' equity. The difference between the fair values of the shares as of the option dates and the exercise prices of the options is accreted as a charge to beneficial owners equity over the period from the option date until the put options are exercisable. These amounts affect earnings per share as illustrated in Note 21.

In 2008, options were exercised leading to an additional 0.4 million Convertible Redeemable CRA Shares and 80,000 additional Redeemable CRA Preferred Shares with similar terms as described above (see Note 27).


NOTE 17 - SHAREHOLDERS' EQUITY

A.  SPECIAL PREFERRED VOTING SHARES

Each holder of SCUs (see Note 15) also holds one special preferred voting share (at a par value of $0.01 per share) for each SCU. The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of our common shareholders. We have the right to require that each special preferred voting share be redeemed at par and cancelled simultaneously upon the exchange of an SCU by its holder into cash or a common share. Other than the payment of $0.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


As selling principals of CAHA, Stephen M. Ross (our chairman) and Marc D. Schnitzer (our Chief Executive Officer and President) entered into a voting agreement which governs the voting of all of their:

     o    special preferred voting shares,
     o    common shares issuable upon exchange of their SCUs, and
     o any other common shares currently owned or which may be acquired by them in the future.

The voting agreement provides that the selling principals of CAHA will:

     o vote their common shares or special preferred voting shares in favor of the election of any independent trustee approved by our board of trustees or in the same proportion as the unaffiliated holders of our common shares vote in such election; and
     o not exercise any right as shareholder of our Company to nominate any independent trustee.

Similar voting agreements with other selling principals of CAHA expired when their employment with us ended. Mr. Schnitzer's agreement will terminate at the time he is no longer an employee, officer, or trustee of our Company. The voting agreement with respect to Mr. Ross will remain in effect as long as he owns any of our special preferred voting shares or common shares. As of January 31, 2008, (inclusive of shares acquired by an affiliate of Mr. Ross in January 2008) 23.3 million voting shares were subject to this agreement.

B. CONVERTIBLE CRA SHARES

Our Convertible Community Reinvestment Act Preferred Shares ("Convertible CRA Shares") initially were intended to enable financial institutions to receive certain regulatory benefits in connection with their investment. We developed a proprietary method for allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares. As a result of the re-securitization transaction with Freddie Mac in December 2007 (see Note
4), we do not believe that these shares will continue to qualify for credits under the Community Reinvestment Act. Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as our common shareholders including:

     o    receipt of the same dividends per share;
     o    pro rata allocation of earnings between the two classes of shares; and
     o equal ranking with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company.

The Convertible CRA Shares have no voting rights, except on matters relating to the terms of the Convertible CRA Shares or to amendments to our Trust Agreement that would adversely affect the Convertible CRA Shares.

For Convertible CRA shares issued prior to 2002, the investors have the option to convert their shares into common shares at predetermined conversion rates. For Convertible CRA Shares issued in 2002 and later, conversion into common shares is on a one-for-one basis. Upon conversion, the investors would no longer be entitled to a special allocation of the regulatory benefit.

In December 2007, we entered into option agreements with certain of the Convertible CRA shareholders (see Note 16) and reclassified the shares as mezzanine equity at an aggregate fair value of $18.4 million. Option agreements regarding additional shares were executed in 2008 (see Note 27).

At December 31, we had the following Convertible CRA Shares outstanding:

(IN THOUSANDS)                                         2007             2006
--------------------------------------------      -------------    -------------
Convertible CRA Shares issued prior to 2002                 291              998
Convertible CRA Shares issued 2002 and later              5,015            5,554
                                                  -------------    -------------
Total outstanding                                         5,306            6,552
                                                  =============    =============
Common shares issuable upon conversion                    5,297            6,487
                                                  =============    =============


C. 4.4% CONVERTIBLE CRA PREFERRED SHARES

Our 4.4% Cumulative Perpetual Convertible CRA Preferred Shares ("4.4% Convertible CRA Preferred Shares") have the same CRA related benefits of the Convertible CRA Shares and likewise have no voting rights except on certain

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


matters relating to the terms of the 4.4% Convertible CRA Preferred Shares or to amendments to our Trust Agreement which would adversely affect the 4.4% Convertible CRA Preferred Shares.

The shares rank senior to our common shares and the Convertible CRA Shares with respect to rights upon liquidation, dissolution or winding up of our Company. They rank senior to our common shares and the Convertible CRA Shares with respect to distributions, which are cumulative and fixed at 4.4% of the liquidation amount of $50 per share. The shares have no stated maturity.

In December 2007, we entered into option agreements with certain of the Convertible CRA shareholders (see Note 16) and reclassified the shares as mezzanine equity at an aggregate fair value of $51.5 million. Option agreements regarding additional shares were executed in 2008 (see Note 27).

Beginning July 2008, the 4.4% Convertible CRA Preferred Shares will be convertible into our common shares at the option of their holders at a conversion rate of approximately 1.81 common shares each (a total of 1.9 million common shares), subject to conversion adjustment conditions. Also beginning July 2008, we may redeem the shares at a price equal to their liquidation amount plus any accrued and unpaid distributions. The shares are also subject to remarketing provisions beginning in July 2015. All distributions have been paid through December 2007.

D. 11.0% CUMULATIVE CONVERTIBLE PREFERRED SHARES AND RIGHTS OFFERING

In January 2008, we issued convertible preferred shares to an affiliate of Related Companies (a company controlled by Mr. Ross) for net proceeds of $131.2 million. In February 2008, we announced a rights offering to allow shareholders to participate in this share issuance by purchasing shares from the affiliate of Related Companies (see Note 27).

E. DIVIDEND REINVESTMENT PLAN

In May 2000, we implemented a dividend reinvestment and common share purchase plan. Under this plan, common shareholders may elect to have their distributions automatically reinvested in additional common shares at a price equal to the average of the high and low market price from the previous day's trading, and make cash payments for further investment. As of December 31, 2007, there were 149,000 shares participating in the plan, which represented 333 investors.

F. REPURCHASES

The Board of Trustees has authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares. This plan has no expiration date. The repurchases are made in the open market and the timing is dependent on the availability of common shares and other market conditions. During 2006, we entered into a 10b5-1 trading plan to facilitate the purchases of shares under this program. In connection with our Revolving Credit Facility and New Term Loan (see Note 11), we are restricted from repurchasing our shares during the term of such facilities.

In addition to the repurchase plan, we may repurchase shares from employees in connection with tax withholding requirements upon vesting of restricted share grants. We account for repurchased common shares as treasury shares of beneficial interest. These repurchases are not subject to the Revolving Credit Facility and New Term Loan restrictions described above.

During the years ended December 31, we repurchased shares as follows, including shares we purchased through the 10b5-1 plan, shares purchased in 2006 prior to implementing that plan, and via employee withholdings:

(IN THOUSANDS)                                  2007           2006           2005
----------------------------------------    ------------   ------------   ------------
Number of shares                                   1,973          1,082            187
Cost, including commissions and service
  charges                                   $     36,294   $     20,883   $      4,165


All repurchases during 2005 were in connection with employee withholdings and there were no repurchases made under the repurchase plan during those years.

Although additional shares may be repurchased in 2008 in connection with tax withholding requirements upon vesting of restricted share grants, we are unable to estimate how many. Additionally, as part of the rights offering noted in 11.0% CUMULATIVE CONVERTIBLE PREFERRED SHARES AND RIGHTS OFFERING above, we will repurchase some of the newly issued preferred shares and resell them to the extent shareholders participate in the rights offering.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


G. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income were as follows:

                                 Net Unrealized
                                 Gain/(Loss) on
                                     Mortgage       Net Unrealized     Net Unrealized     Net Unrealized       Accumulated
                                     Revenue        Gain/(Loss) on     Gain/(Loss) of     Gain/(Loss) of          Other
                                      Bonds,          Derivatives          Equity           Marketable       Comprehensive
(IN THOUSANDS)                      Net of Tax         Net of Tax         Investees         Securities        Income (Loss)
                                 ---------------    ---------------    ---------------    ---------------    ---------------
Balance at January 1, 2005       $        15,589    $        (4,037)   $            --    $            --    $        11,552
Unrealized gains (losses), net            87,224              4,517                 --                 35             91,776
Tax effect                                    --              1,331                 --                 --              1,331
Reclassification to net income            (4,555)                --                 --                 --             (4,555)
                                 ---------------    ---------------    ---------------    ---------------    ---------------
Balance at December 31, 2005              98,258              1,811                 --                 35            100,104
Unrealized gains (losses), net           (26,285)            (3,690)             1,452                286            (28,237)
Tax effect                                (1,247)             1,246                 --                 --                 (1)
Reclassification to net income            (5,003)                --                 --                 --             (5,003)
                                 ---------------    ---------------    ---------------    ---------------    ---------------
Balance at December 31, 2006              65,723               (633)             1,452                321             66,863
Unrealized gains (losses), net           (24,219)            (6,137)           (90,948)           (22,554)          (143,858)
Tax effect                                11,462            (18,979)                --                 --             (7,517)
Reclassification to net income           (19,933)                --                 --                (75)           (20,008)
                                 ---------------    ---------------    ---------------    ---------------    ---------------
Balance at December 31, 2007     $        33,033    $       (25,749)   $       (89,496)   $       (22,308)   $      (104,520)
                                 ===============    ===============    ===============    ===============    ===============


NOTE 18 - GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of the following for the years ended December 31:

(IN THOUSANDS)                                         2007           2006           2005
-----------------------------------------------   -------------  -------------  -------------
Salaries and benefits                             $     116,764  $      94,916  $      68,983
Professional fees                                        13,510         14,403         11,357
LIHTC Fund origination and property acquisition           8,370         12,338         15,704
Other general and administrative                         43,840         39,129         29,351
                                                  -------------  -------------  -------------

Total                                             $     182,484  $     160,786  $     125,395
                                                  =============  ============= = ============


NOTE 19 - SHARE BASED COMPENSATION

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

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


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

B.  OUTPERFORMANCE PROGRAM

Under the 2007 OPP, Award recipients will share in a performance pool if our total return to shareholders over the three-year period from January 1, 2007 through December 31, 2009 exceeds 37.5%. The size of the pool will be 11% of the outperformance return amount in excess of the 37.5% benchmark, subject to a maximum pool of $25.0 million. The outperformance pool will be paid to participants in the form of restricted share awards which will vest 50% on each of December 31, 2010 and 2011, subject to the participant's continued employment, except as otherwise provided in the 2007 OPP. We are accounting for OPP Awards as equity awards pursuant to SFAS 123 (R), SHARE BASED PAYMENT. Grants under this program in 2007 had a grant date value of $0.7 million. We recognized expense of $0.1 million during 2007 in connection with these grants.

C.  ANNUAL INCENTIVE BONUS PROGRAMS

The Annual Incentive Bonus Programs establish cash bonus pools for the payment of annual bonuses of cash and restricted shares to eligible persons. Under the programs, we expect to issue awards equal to 4.07% of our cash available for distribution to shareholders ("CAD"). See Note 24 for a definition of CAD.

D.  SHARE OPTIONS

All options granted have an exercise price equal to or greater than the market price of our common shares on the grant date. The maximum option term is ten years from the date of grant and options granted pursuant to the Plan may vest immediately upon issuance or over a period determined by our compensation committee.

We granted the following options:

                                    Weighted                          Weighted
                                     Average          Weighted         Average
     Year            Number       Exercise Price    Average Term    Vesting Period
--------------   --------------   --------------   --------------   --------------
2007                    984,349   $        19.06       10.0 years        1.3 years
2006                    544,000   $        21.78        7.4 years        2.1 years
2005                    656,515   $        24.35       10.0 years        3.0 years

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine fair values of options granted:

                                      2007            2006             2005
                                --------------   --------------   --------------
Risk free interest rate                  4.75%            4.42%            3.01%
Expected years until exercise            1.11              1.71             2.00
Expected stock volatility               23.01%           23.14%           20.38%
Dividend yield                           8.81%            8.11%            6.71%

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


The following table summarizes activity in our share option plans for the years ended December 31:

                                         2007                         2006                         2005
                              --------------------------   --------------------------   --------------------------
                                              Weighted                     Weighted                     Weighted
                                               Average                      Average                      Average
                                              Exercise                     Exercise                     Exercise
                                Options         Price        Options         Price        Options         Price
                              -----------    -----------   -----------    -----------   -----------    -----------
Outstanding at beginning of
  year                          2,018,741    $     20.77     1,510,341    $     20.42     1,075,313    $     17.36
Granted (1)                       984,349          19.06       544,000          21.78       656,515          24.35
Forfeited                         (91,910)         21.18            --             --            --             --
Exercised                         (32,000)         21.18       (35,600)         21.18      (221,487)         17.18
                              -----------    -----------   -----------    -----------   -----------    -----------
Outstanding at end of year      2,879,180    $     20.17     2,018,741    $     20.77     1,510,341    $     20.42
                              ===========    ===========   ===========    ===========   ===========    ===========

Fair value of options
  granted during the year
  (in thousands)                             $     1,325                  $       852                  $     1,196
                                             ===========                  ===========                  ===========

(1) Excludes options cancelled and reissued. See RE-ISSUANCE OF SHARE OPTIONS BELOW.

                                                       As of December 31, 2007
                                 ---------------------------------------------------------------------
                                                                         Weighted
                                                                         Average
                                                       Weighted         Remaining
                                                        Average        Contractual        Aggregate
                                                       Exercise            Term        Intrinsic Value
                                     Options             Price          (IN YEARS)     (IN THOUSANDS)
                                 ---------------   ---------------   ---------------   ---------------
Vested and expected to vest at
  end of period                        2,879,180   $         20.17               7.5   $            --
                                 ===============   ===============   ===============   ===============
Exercisable at end of year             1,486,413   $         20.84               6.6   $            --
                                 ===============   ===============   ===============   ===============


There was no aggregate intrinsic value at December 31, 2007, due to the exercise price of the outstanding options being greater than the closing share price on the last trading day of the year. This amount will change based on the fair market value of our common shares.

The following table summarizes information about share options outstanding and exercisable at December 31, 2007:

                                   Weighted
                                   Average
                                  Remaining
                                 Contractual
                    Number          Life            Number
Exercise Price   Outstanding      (IN YEARS)      Exercisable
--------------  --------------  --------------  --------------

$        11.56          51,576             2.3          51,576
$        17.56           2,250             4.7           2,250
$        17.78         800,000             5.9         600,000
$        19.06         984,349             9.2              --
$        21.61          20,000             7.4          20,000
$        22.03         384,490             8.0         256,327
$        24.44         636,515             7.0         556,260
                --------------- --------------  --------------

                     2,879,180             7.5       1,486,413
                =============== ==============  ==============

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


E.  NON-VESTED SHARES AND SCUS

We issue restricted share grants primarily in connection with acquisitions or employee bonuses. In conjunction with the CAHA acquisition in 2003, we issued restricted common shares to various individuals who are either employees of CAHA or are one of the selling principals, most of which vested over periods ranging from three months to four years. During 2006, in connection with the Centerline Investors acquisition, we issued 1.7 million restricted common shares to Centerline Investors employees (see Note 5), of which 56,000 shares vested immediately, with the remaining vesting over a period of one to four years.

Also, in conjunction with the CAHA acquisition, our subsidiary issued SCUs to employees other than the selling principals. These SCUs vested over periods ranging from three to four years.

Activity with respect to non-vested shares and SCUs was as follows for the years ended December 31:

                                                        Weighted                             Weighted
                                                        Average                               Average
                                     Non-vested        Grant Date        Non-vested          Grant Date
                                       shares          Fair Value            SCUs            Fair Value
                                  ---------------    ---------------   ---------------    ---------------
Non-vested at January 1, 2005             494,691    $         19.37           310,400    $         17.92
Granted                                   119,592              22.37                --                 --
Vested                                   (365,022)             19.78                --                 --
Forfeited                                  (8,067)             19.46                --                 --
                                  ---------------    ---------------   ---------------    ---------------
Non-vested at December 31, 2005           241,194              20.25           310,400              17.92
                                  ---------------    ---------------   ---------------    ---------------
Granted                                 2,170,371              19.73                --                 --
Vested                                   (300,483)             20.06          (148,087)             17.92
Forfeited                                 (22,511)             20.56                --                 --
                                  ---------------    ---------------   ---------------    ---------------
Non-vested at December 31, 2006         2,088,571              19.74           162,313              17.92
                                  ---------------    ---------------   ---------------    ---------------
Granted                                   914,841              15.58                --                 --
Vested                                   (856,102)             19.76          (162,313)             17.92
Forfeited                                 (70,821)             19.82                --                 --
                                  ---------------    ---------------   ---------------    ---------------
Non-vested at December 31, 2007         2,076,489    $         18.61                --    $            --
                                  ===============    ===============   ===============    ===============


F.  UNAMORTIZED COSTS AND SHARES AVAILABLE FOR GRANT

As of December 31, 2007, there was $20.0 million of total unrecognized compensation cost related to share options and non-vested share-based compensation grants. We expect to recognize this compensation cost over a weighted-average period of 2.2 years.

As of December 31, 2007, there were 7.1 million options or share grants available for issuance under the Plan. In addition, 0.7 million options or share grants remain available for issuance under the prior plan.

G.  TRUSTEE GRANTS

Our independent trustees receive a portion of their annual compensation in common shares. We granted the following common shares as part of trustee compensation:

               Year                         Number
          ----------------              ---------------

               2007                           51,542(1)
               2006                           11,625
               2005                           14,466

          (1) Of the 2007 shares issued, 10,077 were issued in January 2007 in connection with 2006 services.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


H.  RE-ISSUANCE OF STOCK OPTIONS

In July 2007, our Compensation and Nominating and Governance Committees approved the cancellation of outstanding options to purchase our common shares issued to Stephen M. Ross, our Chairman, and the substitution of the cancelled options with new ones on substantially similar terms.

The Committees took this action because Mr. Ross otherwise likely would have been subject to adverse tax consequences under Section 409A ("Section 409A") of the Internal Revenue Code of 1986, as amended, that were unforeseen at the time we granted the original options. The cancelled option was issued to Mr. Ross in consideration of his service as the Chairman of the Board of Trustees in connection with our acquisition of CAHA. The cancelled options had an exercise price ($17.78 per share) that was below the market value of our common shares ("in-the-money") on November 17, 2003, the effective date of the cancelled options, because the parties previously had agreed that the exercise price would equal the average of the closing price of our common shares for the 30 calendar days immediately preceding the public announcement of the acquisition. For purposes of Section 409A, the holder of a share option that has been granted "in-the-money", to the extent not vested as of January 1, 2005, is subject to adverse tax consequences.

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

Because the terms of the cancelled options and the new options are substantially similar, the cancellation and re-grant had no effect on share-based compensation expenses reported in our consolidated financial statements.

I. INCOME STATEMENT IMPACT

Expense related to our share based compensation was as follows:

                                                          Year Ended December 31,
                                                  -----------------------------------------
(IN THOUSANDS)                                        2007           2006           2005
----------------------------------------------    -----------    -----------    -----------
Outperformance program                            $        74  $          --   $         --
Share options                                           1,402            937            895
Non-vested shares and SCUs (net of forfeitures)        26,969         14,209          7,543
Trustee grants                                            574            279            313
                                                  -----------    -----------    -----------

Net                                               $    29,019    $    15,425    $     8,751
                                                  ===========    ===========    ===========


NOTE 20 - INCOME TAXES

A large majority of our pre-tax income was derived from our Affordable Housing bond investing business and the CMBS fund origination and management businesses we acquired with Centerline Investors, which are structured as flow-through entities; as such, the income from those investments does not subject us to income taxes. Our other businesses are conducted in corporations and are subject to income taxes.

The components of our pre-tax (loss) income were as follows:

(IN THOUSANDS)                                        2007           2006           2005
----------------------------------------------    -----------    -----------    -----------
Not subject to tax                                $   (36,337)   $    79,341    $    79,309
Subject to tax                                        (19,284)       (31,555)       (48,872)
                                                  -----------    -----------    -----------

Total (loss) income before income taxes           $   (55,621)   $    47,786    $    30,437
                                                  ===========    ===========    ===========

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


The income tax (benefit) provision consisted of the following components:

(IN THOUSANDS)                        2007           2006            2005
----------------------------      -----------    ------------    ------------
Current:
  Federal                         $       268    $      1,107    $     (1,783)
  State and local                       1,091           3,230           1,384
                                  -----------    ------------    ------------
Total current                           1,359           4,337            (399)

Deferred:
  Federal                             (14,574)        (17,560)        (18,012)
  State and local                      (1,979)         (9,436)        (10,166)
                                  -----------    ------------    ------------
Total deferred                        (16,553)        (26,996)        (28,178)

Valuation allowance                    19,701          29,151              --
                                  -----------    ------------    ------------

Total tax provision (benefit)     $     4,507    $      6,492    $    (28,577)
                                  ===========     ===========     ===========


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

A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:

(IN THOUSANDS)                                      2007           2006            2005
---------------------------------------------   -----------    ------------    ------------
Statutory tax rate                                     35.0%           35.0%           35.0%
Valuation allowance                                   (37.5)           61.1              --
State and local taxes, net of federal benefit           1.4            (8.6)          (19.0)
Partnership income not subject to tax                 (36.1)          (54.2)          (89.6)
SCUs/SMUs (see Note 15)                                28.0           (13.0)          (13.2)
Tax-exempt interest                                     2.6            (5.3)           (6.1)
Share based compensation                                 --            (0.5)           (0.7)
Other                                                  (1.5)           (0.9)           (0.3)
                                                -----------     -----------     -----------
Effective tax rate                                     (8.1)%          13.6%          (93.9)%
                                                ===========     ===========     ===========

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


The components of the deferred tax assets and (liabilities) are as follows:

(IN THOUSANDS)                              2007           2006
-------------------------------------   -----------    -----------
DEFERRED TAX ASSETS:
Deferred revenue                        $    35,425    $    42,720
Share based compensation                      7,234          4,599
Unrealized loss on derivatives                1,006          5,273
Purchased servicing rights                      500          1,632
Bad debt reserves                             5,417          3,518
Partnerships and depreciation                 4,708          2,996
Tax  credits and state operating loss
  carry forwards                             17,261          2,654
Other, net                                      610            396
                                        -----------    -----------
Total deferred tax assets                    72,161         63,788
                                        -----------    -----------

DEFERRED TAX LIABILITIES:
Intangible assets                           (13,242)       (20,250)
Deferred costs                                 (748)        (1,119)
Originated mortgage service rights          (10,651)        (9,329)
                                        -----------    -----------
Total deferred tax liabilities              (24,641)       (30,698)
                                        -----------    -----------

Valuation allowance                         (47,520)       (33,090)
                                        -----------    -----------

Net deferred tax asset                 $         --   $         --
                                        ===========    ===========


At December 31, 2007, our corporate subsidiaries had the following carry forwards:

                                                         (IN THOUSANDS)
                                                         --------------

Low income housing credits (expiring starting in 2024)   $        1,508
Alternative minimum tax credits (do not expire)          $          999


Beginning in 2006, we determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of our deferred tax assets will likely not be realized and therefore we have provided a full valuation allowance.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, we recognized a charge of $1.2 million to the January 1, 2007, balance of beneficial owners' equity and $0.4 million to the January 1, 2007, goodwill balance (see Note 9). As of the adoption date, we had gross unrecognized tax benefits of $2.0 million and accrued interest and penalties of $0.8 million. Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. We do not anticipate that these unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 30, 2008. We recognize interest and penalties related to uncertain tax positions within our income tax provision or benefit, which amount was $0.5 million for the year ended December 31, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007                                        $        2,543
Additions based on tax positions related to the current year                  --
Additions for tax positions of prior years                                   535
Reductions for tax positions of prior years                                   --
Settlements                                                                   --
                                                                  --------------

Balance at December 31, 2007                                      $        3,078
                                                                  ==============

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


NOTE 21 - EARNINGS PER SHARE, PROFIT AND LOSS ALLOCATIONS AND DISTRIBUTIONS

We allocate the income of certain subsidiaries first to holders of minority interests (see Note 15). We then allocate the remaining profits to shareholders in accordance with their percentage interests. In accordance with SFAS No. 128, EARNINGS PER SHARE, 0.8 million common share equivalents have been excluded in the Diluted EPS calculation for the year ended December 31, 2007, as we reported a net loss after dividends for the 4.4% Convertible CRA Preferred Shares. In addition, the difference between the carrying amounts of redeemable securities and the exercise price of put options for those shares (see Note 16) is deducted from net income to calculate net income allocable to shareholders.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)               Income         Shares*       Per Share
-----------------------------------------------     ------------    -----------   ------------
2007:
-----

Net loss                                            $    (60,128)
Preferred dividends                                       (4,757)
Effect of redeemable shares (see Note 16)                 (3,390)
                                                    ------------
Net loss allocable to shareholders (Basic EPS)           (68,275)        57,175   $      (1.19)
                                                                                  ============
Effect of dilutive securities                                 --             --
                                                    ------------    -----------
Diluted EPS                                         $    (68,275)        57,175   $      (1.19)
                                                    ============    ===========   ============

2006:
-----

Net income                                          $     41,294
Preferred dividends                                       (4,752)
                                                    ------------
Net income allocable to shareholders (Basic EPS)          36,542         58,154   $       0.63
                                                                                  ============
Effect of dilutive securities                                 --            557
                                                    ------------    -----------
Diluted EPS                                         $     36,542         58,711   $       0.62
                                                    ============    ===========   ============

2005:
-----

Net income                                          $     59,014
Preferred dividends                                       (2,020)
                                                    ------------
Net income allocable to shareholders (Basic EPS)          56,994         58,018   $       0.98
                                                                                  ============
Effect of dilutive securities                                 --            273
                                                    ------------    -----------
Diluted EPS                                         $     56,994         58,291   $       0.98
                                                    ============    ===========   ============

* Includes common and Convertible CRA Shares (see Note 17).

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


NOTE 22 - RELATED PARTY TRANSACTIONS

INVESTMENTS IN AND LOANS TO AFFILIATES

The components of investments in and loans to affiliates are presented in the table below:

                                                 December 31,  December 31,
(IN THOUSANDS)                                       2007         2006
----------------------------------------------   -----------   -----------
Loan to AMAC                                     $    77,685   $    15,000
Interest receivable on AMAC loan                         529           264
Investment in AMAC common and preferred shares         6,910            --
Co-investment in CUC                                   4,184         3,066
Due from partnerships, net                             8,300        44,701
Fees receivable, net                                   9,567         2,150
                                                 -----------   -----------

                                                 $   107,175   $    65,181
                                                 ===========   ===========

Note: The above table does not include our co-investments in the consolidated CMBS and High-Yield Debt Fund Partnerships as the amounts are eliminated in consolidation. These co-investments totaled $36.1 million as of December 31, 2007, and $56.5 million as of December 31, 2006,


INCOME STATEMENT IMPACT

Our Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

(IN THOUSANDS)                                               2007          2006           2005
---------------------------------------------------      ------------  ------------   ------------
AMAC asset management and incentive management fees
   and expense reimbursements                            $      3,526  $      3,630   $      4,926
AMAC credit facility interest income                     $      2,970  $      1,461   $         87
AMAC servicing fee income                                $        655  $         66   $         --
Equity in loss of AMAC                                   $     (4,012) $         --   $         --
TRCLP shared service fee expense                         $        243  $        620   $        507
TRCLP property management services expense               $      4,354  $      4,277   $      3,158


A. AMAC

Through one of our subsidiaries, we manage the operations of AMAC. In addition, in March 2007, we entered into a share purchase plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, whereby we may purchase up to 9.8% of the outstanding common shares of AMAC in open-market purchases based on pre-determined parameters. Through December 31, 2007, we purchased 0.6 million common shares (for $5.3 million) under this plan, or 6.9% of its outstanding common shares of beneficial interest. Furthermore, in July 2007, we purchased
0.3 million shares of 7.25% Series A Cumulative Convertible Preferred Shares issued by AMAC for $7.0 million in connection with AMAC's public offering of such shares. We account for these investments on the equity method as we can exercise significant influence over AMAC's financial and operating policies via our advisory agreement.

In April 2007, we increased the capacity of the revolving credit facility to AMAC from $50.0 million to $80.0 million and extended the term to June 2008 with a one year optional extension. This facility, bearing interest at LIBOR plus 3.0%, is used by AMAC to purchase new investments and for general corporate purposes. Income we earn from this facility is included in "Other interest income" in the Consolidated Statements of Operations. In the opinion of management, the terms of this facility are consistent with similar transactions with independent third parties.

During 2007, AMAC suspended investment activity due to volatility in credit markets that led to significant margin calls on its debt facilities and interest rate swaps. As a result, it sold certain assets, recorded impairment charges on others and recorded a substantial net loss. In addition, AMAC has recorded unrealized losses on some of its remaining assets and interest rate derivatives. As we account for our investments in AMAC on the equity method, we have recorded $4.0 million of losses in connection with our investment and recorded dividends

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


received as returns of capital. Due to the equity losses we have recorded our allocable share of AMAC's unrealized losses, the carrying value of our investment in its common shares was reduced to zero and the carrying value of our preferred investment was reduced to $6.9 million. Although AMAC has notified us that it is in default under the covenants of the line of credit, interest payments for the line of credit are current and we have not exercised our rights to demand repayment as we believe the advances are recoverable.

We earn asset management fees, incentive management fees and expense reimbursements from AMAC pursuant to an advisory agreement. These fees and reimbursements are included in "Fee income" in the Consolidated Statements of Operations. Effective March 2007, we entered into a new advisory agreement whereby the basis of certain of the fees we earn has changed.

During 2007 and 2006, our Commercial Real Estate subsidiaries originated loans on behalf of AMAC of $255.1 million and $531.8 million, respectively. Pursuant to the advisory agreement, we received mortgage banking fees from the borrowers of $1.1 million and $2.8 million in 2007 and 2006, respectively. We record these fees in "Fee income" in the Consolidated Statements of Operations. In December 2007, we purchased four loans from AMAC for a total of $32.8 million. These loans were funded by the ASAP plus facility and will be sold to Fannie Mae in 2008.

We serve as the collateral manager for AMAC's $400.0 million CDO and service all of the loans in AMAC's investment portfolio, performing all primary and special servicing functions. Pursuant to the servicing agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in "Fee income" in the Consolidated Statements of Operations.

During 2006, Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS") entered into a co-investment agreement with AMAC whereby both participate in investment opportunities that are originated by our subsidiaries and meet mutual investment criteria. A portion of CRESS' 2007 and 2006 investments were made pursuant to this agreement. In addition, during March 2007, AMAC sold its economic interest in a group of properties to CRESS for $12.0 million. During December 2007, CRESS purchased investments from AMAC for $7.9 million. In January and February 2008, CRESS purchased additional investments from AMAC for $55.0 million (see Note 27).

B.  THE RELATED COMPANIES L.P.

General and administrative expenses include shared service fees paid or payable to The Related Companies, L.P. ("TRCLP"), a company controlled by our Chairman.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in LIHTC Fund Partnerships we manage and are included in "Other expenses of consolidated partnerships" in the Consolidated Statements of Operations.

During the year ended December 31, 2007, we acquired five mortgage revenue bonds secured by properties developed by a subsidiary of TRCLP. LIHTC Fund Partnerships that we consolidate also provided equity financing to these properties. CRESS also acquired participation interests with AMAC in two loans secured by properties developed by TRCLP.

In January 2008, we issued $131.2 million of our convertible preferred shares to a company affiliated with TRCLP (see Notes 17 and 27).

C.  CO-INVESTMENT IN CUC

CUC is an investment fund with the California Public Employees Retirement System ("CalPERS") as majority investor, focusing on investments in multifamily properties in major urban markets. Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested (see Note 25 regarding future funding commitments).

D.  DUE FROM PARTNERSHIPS, NET

Due from partnerships represents monies advanced to investment funds that we sponsor. The decline in the balance from December 31, 2006, relates to temporary loans made to investment funds during the fourth quarter of 2006, a substantial portion of which were repaid in the first quarter of 2007.

A portion of these advances relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development and for which we assumed the general partner interests (see Note 25). As we consolidate those property partnerships, the above balances are net of eliminations of $26.7 million at December 31, 2007, and $24.3 million at December 31, 2006.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


E. OTHER

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


NOTE 23 - CONSOLIDATED PARTNERSHIPS

Financial information for the LIHTC Fund and Property Partnerships are as of September 30, 2007, the most recent reliable date. Information with respect to the CMBS Fund and High-Yield Debt Fund Partnerships is as of December 31, 2007.

Assets and liabilities of consolidated partnerships consisted of the following:

                                                     December 31, 2007                            December 31, 2006
                                        -------------------------------------------  -------------------------------------------
                                                        CMBS and                                     CMBS and
                                         LIHTC Fund     High-Yield                    LIHTC Fund     High-Yield
                                        and Property    Debt Fund                    and Property    Debt Fund
(IN THOUSANDS)                          Partnerships   Partnerships       Total      Partnerships   Partnerships       Total
--------------------------------------  -------------  -------------  -------------  -------------  -------------  -------------
Available-for-sale, at fair value
---------------------------------
  CMBS                                  $          --  $   1,235,059  $   1,235,059  $          --  $     719,645  $     719,645
  Retained CMBS certificates                       --        482,424        482,424             --        597,491        597,491
  Other                                            --         65,060         65,060             --             --             --
                                        -------------  -------------  -------------  -------------  -------------  -------------
                                                   --      1,782,543      1,782,543             --      1,317,136      1,317,136
                                        -------------  -------------  -------------  -------------  -------------  -------------

Equity method
-------------
  Equity interests in LIHTC properties      4,178,206             --      4,178,206      3,598,009             --      3,598,009

Other
-----
  Mortgage loans held for investment               --        336,322        336,322             --        101,156        101,156
  Other investments                            78,055             --         78,055         73,939          1,407         75,346
                                        -------------  -------------  -------------  -------------  -------------  -------------
                                               78,055        336,322        414,377         73,939        102,563        176,502
                                        -------------  -------------  -------------  -------------  -------------  -------------

Investments held by consolidated
  partnerships                              4,256,261      2,118,865      6,375,126      3,671,948      1,419,699      5,091,647
                                        -------------  -------------  -------------  -------------  -------------  -------------

Land, buildings and improvements, net         661,380             --        661,380        617,914             --        617,914
Other assets                                  290,076         81,659        371,735        276,010         60,858        336,868
                                        -------------  -------------  -------------  -------------  -------------  -------------
Other assets of consolidated
  partnerships                                951,456         81,659      1,033,115        893,924         60,858        954,782
                                        -------------  -------------  -------------  -------------  -------------  -------------

  Total assets                          $   5,207,717  $   2,200,524  $   7,408,241  $   4,565,872  $   1,480,557  $   6,046,429
                                        =============  =============  =============  =============  =============  =============

Financing arrangements                  $          --  $   1,128,376  $   1,128,376  $          --  $     687,719  $     687,719
Notes payable                                 422,904         35,463        458,367        594,477         21,500        615,977
Repurchase agreements                              --        410,589        410,589             --        243,955        243,955
Due to property partnerships                  970,602             --        970,602        971,864             --        971,864
Other liabilities                             177,979         15,041        193,020        169,065         11,574        180,639
                                        -------------  -------------  -------------  -------------  -------------  -------------

  Total liabilities of consolidated
    partnerships                        $   1,571,485  $   1,589,469  $   3,160,954  $   1,735,406  $     964,748  $   2,700,154
                                        =============  =============  =============  =============  =============  =============

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


A. CMBS

The CMBS Fund Partnerships invest in and hold CMBS investments. In August 2007, Centerline Investors closed on an additional CMBS Fund Partnership, consisting of total accepted capital commitments of $585.3 million. We participate as a co-investor in the fund, and have committed $29.3 million of the total capital commitments of this fund. CMBS investments held by these partnerships comprised the amounts noted below as of December 31, 2007:

                             Face         Accreted        Unrealized      Unrealized         Fair        Percentage of
(DOLLARS IN THOUSANDS)      Amount          Cost             Gain           Loss             Value        Fair Value
----------------------  -------------   -------------    ------------   -------------    -------------   -------------
Security rating:
  BBB+                  $      17,000   $      17,000    $         --   $      (5,100)   $      11,900             1.0%
  BBB                          64,105          55,185              --         (14,438)          40,747             3.3
  BBB-                        347,032         300,119              --         (83,523)         216,596            17.5
  BB+                         269,706         252,286              --         (82,372)         169,914            13.7
  BB                          242,268         222,640              --         (77,060)         145,580            11.8
  BB-                         288,470         227,849              --         (67,687)         160,162            13.0
  B+                          202,753         159,347              --         (43,506)         115,841             9.4
  B                           159,821         102,068             419         (34,302)          68,185             5.5
  B-                          199,830          98,413           2,693         (29,842)          71,264             5.8
  CCC-                          6,000           4,338              --            (931)           3,407             0.3
  Non-rated                   814,602         294,464           2,919         (65,920)         231,463            18.7
                        -------------   -------------    ------------   -------------    -------------   -------------

  Total                 $   2,611,587   $   1,733,709    $      6,031   $    (504,681)   $   1,235,059           100.0%
                        =============   =============    ============   =============    =============   =============

The decreases in fair value are due to widening interest rate spreads as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets. The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


B. RETAINED CMBS CERTIFICATES

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions. Investments in retained certificates held by these partnerships comprised the amounts noted below as of December 31, 2007:

                               Face         Accreted        Unrealized      Unrealized         Fair        Percentage of
(DOLLARS IN THOUSANDS)        Amount          Cost             Gain            Loss            Value        Fair Value
-----------------------   -------------   -------------   -------------   -------------    -------------   -------------
Security rating:
  AAA                     $     147,900   $     144,258    $         --   $      (1,614)   $     142,644            29.6%
  AA+                            51,100          49,066              --            (674)          48,392            10.0
  AA                             15,400          16,252              --          (1,365)          14,887             3.1
  A+                             62,600          62,699              --          (4,120)          58,579            12.1
  A                              66,500          71,667              --          (6,967)          64,700            13.4
  A-                             30,700          28,526              --          (1,252)          27,274             5.7
  BBB+                           84,138          75,095              --         (16,188)          58,907            12.2
  BBB                            28,781          24,163              --         (12,650)          11,513             2.4
  BBB-                           40,294          31,672              --         (17,569)          14,103             2.9
  BB+                            47,820          22,770              --         (10,815)          11,955             2.5
  BB                             12,158           5,152              --          (2,356)           2,796             0.6
  BB-                            12,157           4,652              --          (2,220)           2,432             0.5
  B+                             21,073           7,161              --          (3,368)           3,793             0.8
  B                              11,348           2,745              --          (1,043)           1,702             0.3
  B-                             12,158           2,206              --            (747)           1,459             0.3
  Non-rated                     171,173           8,041             909            (393)           8,557             1.8
  Non-rated interest
  only                               --           4,749           3,982              --            8,731             1.8
                          -------------   -------------   -------------   -------------    -------------   -------------

  Total                   $     815,300   $     560,874   $       4,891   $     (83,341)   $     482,424           100.0%
                          =============   =============   =============   =============    =============   =============


At December 31, 2007, the non-rated interest only certificates had a combined notional amount of $1.4 billion.

The decreases in fair value are due to widening interest rate spreads as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets. The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

Unrealized losses presented above do not include $20.9 million of unrealized losses that a fund recognized as an impairment charge in 2007 as the fund is scheduled to liquidate in the next two years and may not hold the assets until recovery.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


Fair value of the retained certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan. At December 31, 2007, the remaining key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained certificates to potential adverse changes, were as follows:

                                                                  Expected            Discount Rate Applied to
                                                                 Credit Loss                  Cash Flows
                                                         ---------------------------  --------------------------
                                             Discount
                               Weighted        Rate
                               Average      applied to         1%            2%        1% Adverse    2% Adverse
(DOLLARS IN THOUSANDS)        Life (yrs)    Cash Flows      CDR (1)        CDR (1)       Change        Change
---------------------------  ------------  ------------  -------------  ------------  ------------  ------------
Security rating:
 AAA                                3.3           6.18%        (0.06)%       (0.14)%       (2.92)%       (5.73)%
 AA+                                3.9           6.98         (0.11)        (0.33)        (3.34)        (6.55)
 AA                                 4.4           7.46         (0.03)        (0.08)        (3.60)        (7.05)
 A+                                 4.4           8.14         (0.24)        (0.53)        (3.64)        (7.12)
 A                                  4.9           8.86         (0.03)        (0.10)        (3.81)        (7.44)
 A-                                 5.4           9.12         (0.83)        (1.85)        (4.22)        (8.22)
 BBB+                               6.9          12.78         (3.78)        (7.06)        (4.79)        (9.28)
 BBB                                7.7          21.57        (10.82)       (17.94)        (4.71)        (9.12)
 BBB-                               8.3          23.25         (9.45)       (15.46)        (4.84)        (9.11)
 BB+                                9.1          26.05         (9.60)       (19.85)        (4.71)        (9.35)
 BB                                 9.5          26.93         (7.55)       (22.96)        (4.78)        (9.22)
 BB-                                9.6          29.62         (6.82)       (27.55)        (4.47)        (8.62)
 B+                                10.0          31.35         (5.78)       (36.22)        (4.25)        (8.20)
 B                                 10.3          35.26         (6.10)       (38.78)        (3.76)        (7.28)
 B-                                10.4          41.30         (6.11)       (31.85)        (3.12)        (6.04)
 Non-rated                         12.0          89.15         (7.08)       (17.40)        (1.04)        (2.05)
 Non-rated interest only            6.6          32.67        (19.68)       (27.93)        (2.50)        (4.85)

 (1)  Constant Default Rate


These sensitivities are hypothetical changes in fair value and cannot be extrapolated because the relationship of the changes in assumption to the changes in fair value may not be linear. Also, the effect of a variation in a particular assumption is calculated without changing any other assumption, whereas change in one factor may result in changes to another. Accordingly, no assurance can be given that actual results would be consistent with the results of these estimates.

The interest rate on the principal classes is 4.0% and 0.2% on the interest only class. During the years ended December 31, 2007 and 2006, consolidated partnerships received $50.0 million and $15.5 million, respectively, from retained certificates.

Delinquencies on the collateral loans underlying the retained certificates totaled 0.6% at December 31, 2007. At December 31, 2007, actual losses to date were 2.4% of the underlying securitizations, and projected remaining losses are estimated at 23.4% of the underlying securitizations. At December 31, 2006, actual losses to date were 0.4% of the underlying securitizations, and projected remaining losses were estimated at 25.4% of the underlying securitizations.

C. EQUITY INTERESTS IN LIHTC PROPERTIES AND DUE TO PROPERTY PARTNERSHIPS

The LIHTC Fund Partnerships invest in property level partnerships that neither we nor the LIHTC Fund Partnerships control and which, therefore, we do not consolidate. "Equity interests in LIHTC properties" represents the limited partner equity investments in those property level partnerships. "Due to property partnerships" represents the unfunded capital commitments of the LIHTC Fund Partnerships in those property partnerships. As those commitments are funded, the "Equity interests in LIHTC properties" balance increases and the "due to property partnerships" balance decreases.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


D. MORTGAGE LOANS HELD FOR INVESTMENT

The High-Yield Debt Fund Partnership invests in various types of loans. The aggregate carrying values, allocated by product type and weighted average coupons, of mortgage loans held for investment held by that Partnership as of December 31, 2007 and 2006 are presented in the table below:

                                           Total        Carrying      Allocation by      Fixed Rate     Variable Rate
(DOLLARS IN THOUSANDS)                  Commitment        Value       Product Type     Average Yield    Average Yield
-----------------------------------   -------------   -------------   -------------    -------------    -------------
2007
----
Product Type:
  Bridge loans, variable rate         $      15,000   $      12,472             3.7%              --%            7.70%
  Bridge loans, fixed rate                   46,626          43,764            11.6             7.12               --
  Subordinated notes, variable rate          34,825          21,666             8.7               --             7.98
  Subordinated notes, fixed rate             27,985          25,807             7.0             7.93               --
  Mezzanine loans, variable rate            185,841         147,136            46.4               --             8.93
  Mezzanine loans, fixed rate                90,474          85,477            22.6             9.79               --
                                      -------------   -------------   -------------    -------------    -------------

2007 Total/Average                    $     400,751   $     336,322           100.0%            8.28%            8.20%
                                      =============   =============   =============    =============    =============

2006
----
Product Type:
  Bridge loans, variable rate         $      15,000   $       1,178            9.30%              --%            8.35%
  Bridge loans, fixed rate                   22,496          22,496           13.94             7.29               --
  Subordinated notes, variable rate          40,000          34,157           24.79               --             9.64
  Subordinated notes, fixed rate             17,125          12,781           10.61             8.17               --
  Mezzanine loans, variable rate             36,500          27,982           22.62               --             9.22
  Mezzanine loans, fixed rate                30,246           2,562           18.74            15.00               --
                                      -------------   -------------   -------------    -------------    -------------

2006 Total/Average                    $     161,367   $     101,156           100.0%           10.15%            9.07%
                                      =============   =============   =============    =============    =============


Mortgage loans held for investment had the following scheduled maturities as of December 31, 2007:

                                               Current
                              Number of        Carrying
                               Loans            Value
    Year of Maturity          Maturing      (IN THOUSANDS)
------------------------   --------------   --------------
2008                                    3   $       39,144
2009                                   11          116,277
2010                                    8           50,964
2011                                    4           48,494
2012                                    2           16,508
Thereafter                              6           64,935
                           --------------   --------------
Total                                  34   $      336,322
                           ==============   ==============


E.  FINANCING ARRANGEMENTS

The  financing  arrangements  of the  CMBS  Fund  Partnerships  consist  of four
separate  collateralized  debt  obligation  offerings,   with  weighted  average
interest rates ranging from 4.7% to 8.7% and weighted average remaining maturities of 4 to 10 years. All of this debt is recourse to the specific collateral and non-recourse to the CMBS funds.

In August 2007, two of our CMBS Fund Partnerships re-securitized $985.9 million in face amount of CMBS certificates, having a fair value of $593.6 million, into a collateralized debt obligation offering and issued $435.0 million in face

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


amount of notes with fixed rate coupons with a weighted average of 6.38%. The proceeds were utilized to repay $295.5 million of variable rate repurchase agreements and the balance was returned to the investors in the partnerships.

F.  NOTES PAYABLE

Of the LIHTC Fund Partnerships notes payable at December 31, 2007, $256.0 million are collateralized by equity subscriptions of certain equity partners of the investment funds. Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes. Of the remaining balance, $167.0 million is collateralized with the underlying properties of the consolidated operating partnerships. All of this debt is non-recourse to us.

As of December 31, 2007, the CMBS Fund Partnerships had borrowed $35.5 million under a subscription line facility and did not have the ability to make any additional borrowings. The subscription line facility, which was amended in January 2008, expires in 2010 and has an interest rate of 5.23% at December 31, 2007. There were no corresponding borrowings as of December 31, 2006.

At December 31, 2007, the High-Yield Debt Fund Partnership had no borrowings outstanding under a subscription line facility and had the ability to borrow $25.0 million. The subscription line facility, which was amended in February 2008, expires in 2010 and has an interest rate of 5.30% at December 31, 2007. As of December 31, 2006, $21.5 million was outstanding.

G.  REPURCHASE AGREEMENTS

Repurchase  facilities  of  the  Consolidated   Partnerships  consisted  of  the
following as of December 31:

                                            2007                                           2006
                         ------------------------------------------   ----------------------------------------------
                            Total       Outstanding    Fair Value of      Total         Outstanding    Fair Value of
(DOLLARS IN THOUSANDS)   Commitments      Balance       Collateral     Commitments        Balance        Collateral
----------------------   ------------   ------------   ------------   -------------   --------------   -------------
CMBS Fund
Partnerships             $    784,100   $    313,159   $    622,449   $     495,000   $      214,224   $     298,700

Weighted average
  interest rate                          5.4% to 6.3%                                    5.3% to 6.1%

High-Yield Debt Fund
  Partnership                 350,000         97,430        194,600         350,000           29,731          40,700

Weighted average
  interest rate                          6.0% to 6.4%                                   6.1% to 6.6%

                         ------------   ------------   ------------   -------------   --------------   -------------

Total borrowings         $  1,134,100   $    410,589   $    817,049   $     845,000   $      243,955   $     339,400
                         ============   ============   ============   =============   ==============   =============


The CMBS Fund Partnerships have six repurchase agreement facilities with four counterparties. Borrowings as of December 31, 2007, had an average maturity of 26 days and the partnerships did not have the ability to make any additional borrowings without pledging additional collateral.

The High-Yield Debt Fund Partnership has commitments from three separate repurchase agreement facilities with three counterparties. Borrowings as of December 31, 2007, had weighted average remaining maturities of 28 days and the partnership did not have the ability to make any additional borrowings without pledging additional collateral.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


H. OTHER ASSETS AND OTHER LIABILITIES

Assets other than those discussed above include cash, fees and interest receivable, prepaid expenses and operating receivables of the funds. Liabilities other than debt include interest, distributions, operating accruals and the fair value of interest rate derivatives.

I.  FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The CMBS Fund Partnerships have entered into amortizing forward-starting swap agreements with Bear Stearns Capital Markets Inc. ("Bear Stearns") and Morgan Stanley Capital Services Inc. to mitigate their proportionate share of the risk of changes in the interest-related cash outflows on the next contemplated long-term debt issuance. Some of these swaps are designated as hedges under SFAS 133, while others are not. The High-Yield Debt Fund Partnership has entered into spot-starting swap agreements with Bear Stearns to mitigate its risk of changes in the interest-related cash outflows on its financing of its fixed rate investments. These swaps are designated as hedges under SFAS 133. As of December 31, 2007, we recognized $1.5 million of expense through the statement of operations which was previously recognized as part of other comprehensive income due to change in cash flows of forecasted transactions.

A summary of the swaps at the CMBS Fund and High-Yield Debt Fund Partnerships is as follows:

                                                 2007                                                 2006
                        -----------------------------------------------------  -----------------------------------------------------
                                                   Unrealized                                             Unrealized
                                                      Loss                                                   Loss
                           Hedge      Non-Hedge    Included in   Unrealized       Hedge      Non-Hedge    Included in    Unrealized
                        Designated   Designated      Other          Loss       Designated   Designated      Other           Loss
                         Notional     Notional    Comprehensive  Included in    Notional     Notional    Comprehensive   Included in
(DOLLARS IN THOUSANDS)    Amount       Amount        Income      Net Income      Amount       Amount        Income       Net Income
----------------------  -----------  -----------  -------------  -----------   -----------  -----------  -------------   -----------
CMBS Fund
  Partnerships          $   334,936  $    27,655  $      11,656  $     1,961   $   165,855  $   180,670  $       1,001   $     1,187

                           4.63% to     5.23% to                                  4.91% to     4.91% to
Interest Rates                5.69%        5.77%                                     5.75%        5.75%


                        Jan 2017 to
Maturity Dates             Oct 2018     Jan 2017                                  Jan 2017     Jan 2017

High-Yield Debt
  Fund Partnership      $    73,006  $        --  $       3,407  $        --   $     9,914  $        --  $          29   $        --

                           4.89% to                                               4.89% to
Interest Rates                5.17%                                                  5.14%


                        Dec 2009 to                                            Dec 2009 to
Maturity Dates             May 2017                                               Jun 2016

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


J.  REVENUES AND EXPENSES

Revenues and expenses of consolidated partnerships consisted of the following:

                                                               Years Ended December 31,
                        ----------------------------------------------------------------------------------------------------
                                           2007                                        2006                         2005
                        -----------------------------------------   -----------------------------------------   ------------
                                           CMBS                                        CMBS
                         LIHTC Fund    Direct Loan                   LIHTC Fund    Direct Loan                   LIHTC Fund
                        and Property       Fund                     and Property       Fund                     and Property
(IN THOUSANDS)          Partnerships   Partnerships      Total      Partnerships   Partnerships      Total      Partnerships
---------------------   ------------   ------------   -----------   ------------   ------------   -----------   ------------
Interest income         $     14,565   $    180,638   $   195,203   $     10,510   $     41,218   $    51,728   $      5,129
Fee income                        --            738           738             --            100           100             --
Rental income                 55,541             --        55,541         30,701             --        30,701         18,824
Other revenues                 6,539             --         6,539          7,127             --         7,127          4,003
                        ------------   ------------   -----------   ------------   ------------   -----------   ------------

Total revenues          $     76,645   $    181,376   $   258,021   $     48,338   $     41,318   $    89,656   $     27,956
                        ============   ============   ===========   ============   ============   ===========   ============

Interest expense        $     19,245   $     81,076   $   100,321   $     25,989   $     21,937   $    47,926   $     26,322

Asset management fees         24,611             --        24,611         20,960             --        20,960         21,600
Property operating
   expenses                   26,395             --        26,395         20,825             --        20,825         12,307
General and
   administrative
   expenses                   21,324          3,028        24,352         14,447            438        14,885          6,858
Depreciation and
   amortization               29,451          3,643        33,094         22,515             --        22,515         10,416
Other expenses                 4,579             --         4,579          2,957             --         2,957          1,847
                        ------------   ------------   -----------   ------------   ------------   -----------   ------------
  Subtotal                   106,360          6,671       113,031         81,704            438        82,142         53,028
                        ------------   ------------   -----------   ------------   ------------   -----------   ------------

Total expenses          $    125,605   $     87,747   $   213,352   $    107,693   $     22,375   $   130,068   $     79,350
                        ============   ============   ===========   ============   ============   ===========   ============

(1) Represents the period from date of Investor's acquisition in August 2006.


NOTE 24 - BUSINESS SEGMENTS

We manage our operations through four reportable segments and two not involved in direct operations as described in Note 1. Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies. These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately. Unallocated corporate costs are reported separately.

The table below includes CAD, and a reconciliation from CAD to net income, as CAD was the performance measure used by our chief decision-maker to allocate resources among the segments and determination of bonuses through December 31, 2007. There is no generally accepted methodology for computing CAD, and the Company's computation of CAD may not be comparable to CAD reported by other companies. CAD does not represent net cash provided by operating activities determined in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's performance, as an alternative to net cash provided from operating activities (determined in accordance with GAAP) as a measure of our liquidity, or as an indication of our ability to make cash distributions.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


(IN THOUSANDS)                                                           2007         2006          2005
------------------------------------------------------------------   ----------    ----------    ----------
REVENUES
  Affordable Housing                                                 $  282,956    $  287,686    $  263,127
  Commercial Real Estate (1)                                             65,893        55,062        46,513
  Portfolio Management (1)                                               61,402        35,372        22,203
  Credit Risk Products                                                   15,748         3,644            --
  Corporate Group                                                        28,314        23,940        11,345
  Consolidated Partnerships (2)                                         258,021        89,656        27,956
  Elimination of intersegment transactions                             (139,407)     (108,101)      (76,047)
                                                                     ----------    ----------    ----------
Consolidated Revenues                                                $  572,927    $  387,259    $  295,097
                                                                     ==========    ==========    ==========
CAD
  Affordable Housing (3)                                             $  118,289    $  150,327    $  182,221
  Commercial Real Estate (1)                                             23,906        19,704         9,001
  Portfolio Management (1)                                               32,145        17,149        12,646
  Credit Risk Products                                                   14,857        (5,822)           --
  Unallocated corporate costs                                           (94,303)      (70,328)      (89,158)
                                                                     ----------    ----------    ----------
  Consolidated CAD excluding costs of re-securitization
    transaction                                                          94,894       111,030       114,710
  Cash costs of re-securitization transaction                           (89,030)           --            --
                                                                     ----------    ----------    ----------
  Consolidated CAD including cash costs of re-securitization
    transaction                                                           5,864       111,030       114,710

  Reconciliation of CAD to net (loss) income:
    Fees deferred for GAAP (4)                                          (13,036)      (30,426)      (25,106)
    Depreciation and amortization expense                               (45,099)      (45,395)      (43,795)
    Interest income yield adjustments (5)                                (8,991)       (4,137)        1,772
    Non-cash impact of re-securitization of mortgage revenue bonds       11,127            --            --
    Gain on sale of investments (6)                                       5,553        10,855        11,140
    Loss on impairment of assets                                        (20,008)       (5,003)       (4,555)
    Write-off of intangible assets                                       (7,226)       (2,644)      (22,567)
    Tax adjustment (7)                                                   (3,147)       (2,180)       27,866
    Non-cash compensation (8)                                           (21,169)      (19,348)       (8,541)
    Difference between subsidiary equity distributions
      and income allocated to minority interests (9)                     59,543        19,243        11,245
    Non-cash equity income (10)                                          (5,555)        6,253          (358)
    Preferred dividends                                                   4,757         4,752         2,020
    Loss on fair value of derivatives                                   (18,526)         (208)         (203)
    Other, net                                                           (4,215)       (1,498)       (4,614)
                                                                     ----------    ----------    ----------
Consolidated Net (Loss) Income                                       $  (60,128)   $   41,294    $   59,014
                                                                     ==========    ==========    ==========

DEPRECIATION AND AMORTIZATION
  Affordable Housing                                                 $    1,312    $    6,438    $    5,225
  Commercial Real Estate (1)                                             15,468        18,058        19,618
  Portfolio Management (1)                                                6,819           107            79
  Credit Risk Products                                                       85            --            --
  Corporate Group                                                        21,415        20,792        18,873
                                                                     ----------    ----------    ----------
Consolidated Depreciation and Amortization                           $   45,099    $   45,395    $   43,795
                                                                     ==========    ==========    ==========

Depreciation and Amortization of Consolidated Partnerships           $   33,094    $   22,515    $   10,416

                                                                                  -----------   -----------
                                                                                  December 31,  December 31,
                                                                                      2007          2006
                                                                                  -----------   -----------
IDENTIFIABLE ASSETS
  Affordable Housing                                                              $ 1,385,902   $ 2,866,346
  Commercial Real Estate (1)                                                          410,440       390,886
  Portfolio Management (1)                                                             12,136        13,754
  Credit Risk Products                                                                102,044        52,337
  Consolidated partnerships (2)                                                     7,408,241     6,046,429
  Corporate Group                                                                     672,589       794,074
  Elimination of intersegment balances                                               (499,764)     (475,855)
                                                                                  -----------   -----------
Consolidated Identifiable Assets                                                  $ 9,491,588   $ 9,687,971
                                                                                  ===========   ===========

(1)  Includes Centerline Investors as of August 2006.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


(2)  Includes funds sponsored by Centerline Investors as of August 2006.
(3) 2007 includes $92.4 million of costs related to the re-securitization of our mortgage revenue bonds to Freddie Mac.
(4) Represents the net difference between fees received at the time of a transaction that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting (i.e.: fund sponsorship fees recognized over the relevant service periods) or upon a later event (such as mortgage origination fees recognized upon settlement of a loan sale).
(5) Represents the adjustment for amortization of bond discounts or premiums that are recognized immediately for CAD but are deferred and recognized over time for GAAP accounting, as well as the difference between actual interest income received and income recognized under the effective yield method.
(6) Represents non-cash gain recognized on sale of mortgage loans when MSRs are retained and gains on sales of mortgage revenue bonds. This does not include the costs associated with the re-securitization of our mortgage revenue bonds to Freddie Mac as described in (3) above.
(7) Represents the difference between the tax benefit recorded and the net cash amount we expect to pay or receive in relation to the current period.
(8) Represents the add-back of amortization of costs recognized for share-based compensation and non-cash compensation related to fund earnings.
(9) Represents the difference between actual distributions to SCU, SMU and SCI holders (which is based on the common share distribution rate) and accounting allocation of earnings, which is based on the represented portion of combined common, CRA and subsidiary equity in allocating GAAP net income.
(10) Represents the difference between equity income recorded in accordance with GAAP and cash dividends received.


NOTE 25 - COMMITMENTS AND CONTINGENCIES

PRS/CRG/ERC

PRS/ CRG

PRS Companies ("PRS") and Capital Realty Group ("CRG") were sponsors of certain property partnerships for which we held mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity. A construction affiliate of PRS served as general contractor for most of these partnerships. Due to financial difficulties experienced by PRS and its construction affiliate, we ceased our business dealings with PRS and acquired the general partner interest in certain partnerships sponsored by PRS as part of agreements reached in April 2005 (the "PRS Partnerships"). There were two additional projects for which the PRS construction affiliate was general contractor (the "GCG Partnerships") for which the general partner interest owned by PRS or an affiliate were transferred to us at the same time.

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

In August 2007, we entered into a letter of intent for a developer to acquire the general partnership interests in nine of the PRS partnerships located in Atlanta, Georgia. Under the proposed arrangement, the acquirer will manage the projects, and we will fund a fixed amount of advances, after which we will jointly fund any required advances with the acquirer. We will also jointly share fees and cash flow payable to the general partners of the projects. We anticipate that the general partner interests in the projects will be sold in the first quarter of 2008.

ERC

To protect our interests in properties for which we had provided debt or equity financing, in October 2006 we reached an agreement with ERC, Inc. (a developer) to acquire its general partner interests in partnerships it had sponsored. Those partnerships are also summarized in the table below.

We have advanced funds to the partnerships after the takeover to cover operating costs until the properties achieve stabilization. Future equity payments, and proceeds from the sale of the general partner interests due from these partnerships will help offset the advances.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


In October 2007, we entered into letters of intent to sell the general partner interests in 17 of the ERC partnerships to a developer. If the transactions close, the developer will acquire six of the general partner interests for $3.4 million and the remaining 11 general partner interests for a specified multiple of cash flow as the properties stabilize during a three-year period. We will jointly fund property deficits with the acquirer up to specified maximum amounts.

Summary of Impact
-----------------

In the first quarter of 2007, we reassessed our strategy with respect to the ultimate recovery of our investments in these properties. We have undertaken an initiative to determine the most advantageous strategy for recovery on the mortgage revenue bonds. The strategies to be followed for individual bonds may involve a change in our planned holding period of the asset or the level of additional funding we may provide, if any. The initial assessment of four of the mortgage revenue bonds caused us to recognize an impairment charge of $13.7 million in the first quarter of 2007 (see Note 6) due in part to the revision of the estimated level and timing of cash flows for the valuation of the properties. In connection with that determination, management concluded that advances made to our sponsored funds in connection with those underlying properties may not be fully recoverable and we recorded a reserve of $5.6 million in 2007.

The partnerships are summarized as follows:

                                             Centerline
                                               Capital         Included in
                                             Sponsored            Credit           Centerline       Third Parties
                                           Fund is Equity     Intermediated         Holds GP           Provided
                            Number             Partner             Funds            Interest            Equity
                       ----------------   ----------------   ----------------   ----------------   ----------------
                       PRS PARTNERSHIPS
Lease-Up                             11                  6                  4                  6                 5
Stabilized                            2                 --                 --                 --                 2
                       ----------------   ----------------   ----------------   ----------------   ----------------
Subtotal                             13                  6                  4                  6                 7
                       ----------------   ----------------   ----------------   ----------------   ----------------

                       CRG PARTNERSHIPS
Stabilized                            3                  3                  3                 --                 --
Lease-Up                              4                  4                  2                  3                 --
Rehab                                 1                  1                  1                  1                 --
Construction                          1                  1                 --                 --                 --
                       ----------------   ----------------   ----------------   ----------------   ----------------
Subtotal                              9                  9                  6                  4                 --
                       ----------------   ----------------   ----------------   ----------------   ----------------

                       GCG PARTNERSHIPS
Lease-Up                              2                  2                  1                 --                 --
                       ----------------   ----------------   ----------------   ----------------   ----------------
Subtotal                              2                  2                  1                 --                 --
                       ----------------   ----------------   ----------------   ----------------   ----------------
                       ERC PARTNERSHIP
Construction                          1                  1                  1                  1                 --
Lease-Up                             13                 13                 12                 13                 --
Stabilized                            4                  4                  3                  4                 --
                       ----------------   ----------------   ----------------   ----------------   ----------------
Subtotal                             18                 18                 16                 18                 --
                       ----------------   ----------------   ----------------   ----------------   ----------------
Total                                42                 35                 27                 28                  7
                       ================   ================   ================   ================   ================
Total eliminated in
  consolidation


Our potential exposure falls into three categories as follows:

    Cash  required  to bring the  properties  to  break-even  operation  -
    -------------------------------------------------------------------
          As of December 31, 2007, advances outstanding totaled $36.0 million, net of the reserve described above. These advances, and additional loans, are assessed periodically for collectability. At present, we do not anticipate that any of the remaining advances would require a charge to expense, although as the strategy with respect to any property is implemented, circumstances may require a change in that

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


          outlook. The current marketing plan is to sell the general partner interests in the above referenced assets over the course of the next twelve months. The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset. Letters of intent for the purchase of most of the general partner interests are in place and it is anticipated that the properties will, in the aggregate, require $10.6 million of additional cash over the next 24 months to fund deficit cash flow at the property level. The 24 month funding horizon includes up to 12 months of marketing through the ultimate sale date and an additional 12 months of required funding with the future general partners as part of the agreement to bring the properties toward stabilization.

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

FORWARD TRANSACTIONS

At December 31, 2007, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $279.1 million for mortgages to be funded through October 2010, and each lending commitment has an associated sale commitment. In addition, those subsidiaries had commitments to sell mortgages totaling $103.9 million. Of this amount, $90.7 million was funded as of December 31, 2007, and is included in "Investments - Other" as "Mortgage loans held for sale" on the Consolidated Balance Sheet. The balance of $13.2 million is to be funded in 2008.

Additionally, we have certain mortgage revenue bonds that we fund on an as needed basis. The remaining balance to be funded on these drawdown bonds is $1.1 million at December 31, 2007.

MORTGAGE LOAN LOSS SHARING AGREEMENTS

Pursuant to a master loss sharing agreement under the Fannie Mae DUS program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas. At December 31, 2007, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss. Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default. Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

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

Our maximum exposure at December 31, 2007, pursuant to these agreements, was $834.7 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses. We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management's judgment, is adequate to provide for estimated losses. At December 31, 2007, that reserve was $13.1 million, which represents our estimate of potential losses as of that date.

As of December 31, 2007, we maintained collateral consisting of commercial paper and Fannie Mae and Freddie Mac securities of $9.1 million and a money market account of $2.0 million, which is included in restricted cash in the Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.9 million.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


We are also required by the master agreement with Freddie Mac to provide a letter of credit in the amount of 8% of the original principal balance as collateral security for payment of the reimbursement obligation. A reimbursement agreement with the Bank of America to provide a master letter of credit covering the collateral requirement up to $8.0 million covers this letter of credit requirement. At December 31, 2007, commitments under this reimbursement agreement totaled $8.0 million.

YIELD TRANSACTIONS

We have  entered  into  several  credit  intermediation  agreements  with either
Natixis or Merrill Lynch & Co., Inc. ("Merrill Lynch") (each a "Primary Intermediator") to provide agreed-upon rates of return for pools of multifamily properties to funds sponsored by CAHA. In return, we have or will receive fees, generally at the start of each credit intermediation period. There are a total of 19 outstanding agreements to provide the specified returns:

     o    through the construction and lease-up phases of the properties;
     o for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
     o    covering both periods.

Total potential exposure pursuant to these transactions is $1.5 billion, assuming the funds achieve no return whatsoever. We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time, as we have never yet been called upon to make payments under these agreements. Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $44.3 million as of December 31, 2007. This amount is included in "deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our Consolidated Balance Sheet. Refer also to PRS/CRG/ERC above, regarding potential exposure under existing obligations.

OTHER CONTINGENT LIABILITIES

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion. In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert. In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing. Our maximum aggregate exposure relating to these transactions was $199.2 million as of December 31, 2007. The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.7 million as of December 31, 2007. To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

At December 31, 2007, we had no unused letters of credit as described in MORTGAGE LOAN LOSS SHARING AGREEMENTS above.

Centerline Financial has entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships only to the extent there is a shortfall payment from the underlying property. In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023. Total potential exposure pursuant to these transactions is $44.0 million as well as monthly interest obligations, assuming the bonds default and cannot be sold. The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold. The fair value of the obligation, representing the deferral of the fee income over the obligation period, was $1.2 million as of December 31, 2007. This amount is included in "Deferred revenues" within "Accounts payable, accrued expenses and other liabilities" on our Consolidated Balance Sheet.

LEGAL CONTINGENCIES

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.

Putative Class and Derivative Actions
-------------------------------------

Through February 29, 2008, we and our trustees have been named as defendants in twelve shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and
(ii) we committed to sell an 11% Convertible Preferred Stock to The Related Companies LP (see Note 27). Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws. The other six cases are primarily derivative actions, although some purport also to assert class claims, arising under state law. Each of the actions is summarized below.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


FEDERAL SECURITIES CASES

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York. Thereafter, five other, essentially duplicative putative class actions were also filed in the same court. The complaint in each case asserts that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our recently announced transaction with Freddie Mac. Each complaint seeks an unspecified amount of compensatory damages and other relief. After March 18, 2008, the court will designate a lead plaintiff for these cases and we expect that thereafter all six lawsuits will be consolidated into a single action. We intend to defend vigorously the claims that have been asserted against us and our officers and trustees. The federal lawsuits are:

     o On January 18, 2008, Goldstein v. Centerline Holding Company, et al., No. 08 CV 00505, was filed against us and against certain of our officers and trustees in the United States District Court for the Southern District of New York;
     o On January 31, 2008, Frank v. Centerline Holding Company, et al., No. 08 CV 01026, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;
     o On February 4, 2008, Weinrib v. Centerline Holding Company, et al., No. 08 CV 01158, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;
     o On February 11, 2008, Lyons v. Centerline Holding Company, et al., No. 08 CV 01458, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York; and
     o On February 15, 2008, Dechter v. Centerline Holding Company, et al., No. 08 CV 01593, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.
     o On February 26, 2008, Quill v. Centerline Holding Co., Inc, et al., No. 08 CV 01902, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.

DERIVATIVE LAWSUITS

On January 15, 2008, the first of the state law cases, a putative class and derivative action, entitled OFF V. ROSS, CA No. 3468-VCP, was filed against us, our Board of Trustees and The Related Companies, L.P. in the Delaware Court of Chancery. The lawsuit concerns our sale of a new issue of convertible preferred stock to an affiliate of The Related Companies, L.P. The lawsuit alleges claims for breach of fiduciary duty against the Trustees and seeks an unspecified amount of compensatory damages from them as well as injunctive relief against all defendants. Thereafter, five other derivative lawsuits asserting the same or similar claims were filed in state and federal courts in New York and in the Delaware Chancery Court. Two of these later-filed actions also allege that the trustees breached their fiduciary duties to us by allegedly violating the federal securities laws (as alleged in the federal securities lawsuits described above). We are named solely as a nominal defendant in all six derivative actions and no monetary relief is sought against us in any of those cases. The five derivative actions filed subsequent to the OFF case are:

     o On January 18, 2008, Kramer v. Ross, et al., Index. No. 100861-08, was filed against us and our board of trustees, in New York County Supreme Court;
     o On January 25, 2008, Carfagno v. Schnitzer, et al., No. 08 CV 00912, was filed against us and our board of trustees in the United States District Court for the Southern District of New York;
     o On January 30, 2008, Ciszerk v. Ross, et al., CA No. 3511, was filed against us, our board of trustees and The Related Companies, L.P. in the Delaware Court of Chancery;
     o On February 22, 2008, Kanter v. Ross, et al., 08 Civ. 01827, was filed against us, our board of trustees and The Related Companies, L.P. in the United States District Court for the Southern District of New York; and
     o On February 27, 2008, Broy v. Centerline Holding Company et al., No. 08 CV 01971, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.

We have negotiated a settlement with the plaintiff in the OFF case based on the rights offering which we have previously announced (see Notes 17 and 27) and which is subject to court approval. We believe that the settlement in OFF will also resolve the similar claims that have been asserted in several of the other derivative lawsuits. If the court does not approve the settlement in OFF, and/or to the extent that the OFF settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation. The Board will consider the letter at its next regularly scheduled meeting.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


Other
-----

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

One of the lawsuits, which was originally filed in Pierce County Superior Court, and thereafter transferred to King County Superior Court, in the State of
Washington, is entitled SILVERWOOD ALLIANCE APARTMENTS, LLC, ET AL. V. AFFORDABLE HOUSING PARTNERSHIP ALLIANCE LLC, ET AL., Case No. 06-2-40705-9SEA. SILVERWOOD involves a counterclaim for unspecified damages. The other lawsuit, also was originally filed in Pierce County Superior Court in the State of Washington and thereafter was removed to the United States District Court for the Western District of Washington, is entitled VIEWCREST BREMERTON, LLC V. RELATED CAPITAL HOUSING PARTNERSHIP I, L.P. - SERIES 3, ET AL., Case No. C06-5459RSM. VIEWCREST alleges damages of at least $10 - 15 million against our subsidiaries. SILVERWOOD is currently scheduled for trial in June 2008. VIEWCREST does not currently have a scheduled trial date. The parties have engaged in discovery and have entered into settlement discussions seeking a global resolution of all of these disputes. If such a settlement cannot be achieved, we intend to defend vigorously against the claims. We are unable at the present time to estimate what potential losses, if any, may arise in connection with this litigation.

FUNDING COMMITMENTS

CUC

Our membership interest in CUC (see Note 22) includes a co-investment obligation amounting to 2.5% of capital invested. Based upon the current funding limit of CUC, our remaining commitment as of December 31, 2007, was $1.0 million.

INVESTMENTS IN CMBS AND HIGH-YIELD DEBT FUND PARTNERSHIPS

We participate as co-investor in the CMBS and High-Yield Debt Fund Partnerships we sponsor (see Note 23). As of December 31, 2007, our remaining unfunded capital commitments were $11.8 million.

LEASE OBLIGATIONS

The future minimum payments and income from subleases for operating leases as of December 31, 2007, were as follows:

                                                             Net
                              Minimum                       minimum
                              lease         Sublease        lease
(IN THOUSANDS)               payments        income        payments
------------------------   ------------   ------------   ------------
Year Ending December 31,
2008                       $      8,688   $     (1,359)  $      7,329
2009                              8,297         (1,221)         7,076
2010                              8,720         (1,293)         7,427
2011                              7,559         (1,317)         6,242
2012                              6,854         (1,317)         5,537
Thereafter                       31,444           (302)        31,142
                           ------------   ------------   ------------
  Total                    $     71,562   $     (6,809)  $     64,753
                           ============   ============   ============


We recorded rent expense of $8.9 million in 2007, $8.9 million in 2006 and $8.4 million in 2005.

                           CENTERLINE HOLDING COMPANY
                   Notes to Consolidated Financial Statements
                                   (continued)


NOTE 26 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             2007 Quarter Ended
                                      ---------------------------------------------------------------
                                       March 31 (2)       June 30       September 30   December 31(3)
                                      -------------    -------------   -------------   --------------
Total revenues                        $     117,165    $     135,064   $     158,351   $     162,347
(Loss) income before income taxes     $     (17,691)   $       4,667   $       9,081   $     (51,678)
Net (loss) income                     $     (14,745)   $       4,980   $      10,640   $     (61,003)
Net (loss) income per share(1)
  Basic                               $       (0.27)   $        0.07   $        0.17   $       (1.15)
  Diluted                             $       (0.27)   $        0.06   $        0.16   $       (1.15)
Weighted average shares outstanding
  Basic                                      57,957           57,219          56,582          56,959
  Diluted                                    57,957           58,690          57,736          56,959

                                                             2006 Quarter Ended
                                      ---------------------------------------------------------------
                                         March 31         June 30       September 30     December 31
                                      -------------    -------------   -------------   --------------
Total revenues                        $      72,139    $      79,231   $     107,947   $     127,942
Income before income taxes            $      11,738    $       3,843   $      21,804   $      10,401
Net income                            $      14,657    $       4,248   $      14,571   $       7,818
Net income per share(1)
  Basic                               $        0.23    $        0.05   $        0.23   $        0.11
  Diluted                             $        0.23    $        0.05   $        0.23   $        0.11
Weighted average shares outstanding
  Basic                                      58,578           58,639          58,015          57,878
  Diluted                                    58,895           58,919          58,396          58,458

(1) The total for the year may differ from the sum of the quarters as a result of weighting.
(2)  Includes $16.4 million of mortgage revenue bond impairment charges.
(3) In December 2007, the re-securitization of our mortgage revenue bonds was accounted for as a sale, resulting in a loss of $55.4 million ($77.9 million before minority interest allocations).
(4)  Includes Centerline Investors beginning in August 2006.


NOTE 27 - SUBSEQUENT EVENTS

11.0% Preferred Shares
----------------------
In January 2008, we issued 11.2 million 11.0% Cumulative Convertible Preferred Shares, Series A-1 ("11.0% Preferred Shares") in a private placement. The entire issue was purchased by an affiliate of TRCLP. The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares and are entitled to voting rights as if converted into common shares. In January 2008, we announced a rights offering that entitles shareholders to purchase these shares from the TRCLP affiliate, and the TRCLP affiliate will retain any shares not purchased as part of the rights offering.

Legal Matters
-------------
In January 2008, the first of several federal and state arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and
(ii) we committed to sell an 11% Convertible Preferred Stock to an affiliate of TRCLP. For more information, see Note 25.

Purchases from AMAC
-------------------
In January and February 2008, CRESS purchased investments from AMAC for $55.0 million (see Note 22).

Redeemable Securities
---------------------
Effective January 1, 2008, we entered into option agreements with holders of 0.4 million of our Convertible CRA shares and 80,000 of our 4.4% Convertible CRA Preferred Shares to allow redemption on terms similar to options executed in December 2007. See Notes 16 and 17.

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

           (b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Refer to MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING on page 65.

ITEM 9B.   OTHER INFORMATION

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a)1.    Financial Statements

         Report of Independent Registered Public Accounting Firm              67

         Consolidated Balance Sheets as of December 31, 2007 and 2006         68

         Consolidated Statements of Operations for the years ended
           December 31, 2007, 2006 and 2005                                   69

         Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 2007, 2006 and 2005                       70

         Consolidated Statements of Cash Flows for the years ended
           December 31, 2007, 2006 and 2005                                   71

         Notes to Consolidated Financial Statements                           73

(a)2.    Financial Statement Schedules

         Schedule I - Condensed Financial Information of Registrant          146

         Schedule II - Valuation and Qualifying Accounts                     150

         All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.

(a)3.    Exhibits
         --------

         3.1(a) Certificate  of  Business  Trust  dated as of  August  12,  1996
                (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10, filed with the Commission on August 1,
                1997).

         3.1(b) Certificate of Amendment of the Restated Certificate of Business
                Trust (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

         3.1(c) Certificate of Amendment to the Restated Certificate of Trust, effective April 2, 2007 and dated March 28, 2007 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

         3.1(d) Second Amended and Restated Trust Agreement dated as of November
                17, 2003 (incorporated by reference to Exhibit 3.1(c) of our December 31, 2005 Annual Report on Form 10-K).

         3.1(e) Amendment No. 1 to Second Amended and Restated Trust Agreement dated as of September 20, 2005 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed with the Commission on September 22, 2005).

         3.1(f) Amendment No. 2 to Second Amended and Restated Trust Agreement dated as of November 30, 2005 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Commission on January 3, 2006).

         3.1(g) Amendment No. 3 to Second Amended and Restated  Trust  Agreement
                (incorporated by reference to Exhibit 3.1(a) of our June 30, 2006 Quarterly Report on Form 10-Q).

         3.1(h) Amendment  No.  4 to  the  Second  Amended  and  Restated  Trust
                Agreement, effective April 2, 2007 and dated March 28, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

         3.2(a) Fifth Amended and Restated Bylaws of CharterMac, dated March 14,
                2007 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on March 20, 2007).

         3.2(b) Amendment  No. 1 to the Fifth  Amended  and  Restated  Bylaws of
                Centerline Holding Company (incorporated by reference to Exhibit
                3.2 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

         4.1 Specimen Copy of Share Certificate for shares of our beneficial interest (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

         4.2 Certificate of Designation of Special Preferred Voting Shares, dated November 17, 2003 (incorporated by reference to Exhibit
                99.4 of our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

         4.3 Amendment No. 1 to the Certificate of Designation of Special Preferred Voting Shares of Centerline Holding Company, effective May 4, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 10,
                2007).

         4.4 Certificate of Designation for 4.40% Cumulative Convertible Preferred Shares, Series A-1 (incorporated by reference to
                Exhibit 99.3 of our Current Report on Form 8-K filed with the Commission on August 3, 2005

         4.5 Certificate of Designation for 11.0% Cumulative Convertible Preferred Shares, Series A-1 (incorporated by reference to
                Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on January 31, 2008).

         10(a)  Contribution   Agreement   dated  as  of   December   17,   2002
                (incorporated by reference to our Preliminary Proxy Statement on Schedule 14A filed with the Commission on February 2, 2003).

         10(b) Ross Non-Qualified Share Option Agreement (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8 filed with the Commission on November 25, 2003).

         10(c) Registration Rights Agreement, dated as of November 17, 2003, by and among our Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.1 of our Registration Statement on Form S-8 filed with the Commission on November 25, 2003).

         10(d) Registration Rights Agreement, dated January 25, 2008, between Centerline Holding Company and Related Special Assets LLC (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on January 31 2008).

         10(e) Restricted Share Plan (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-8 filed with the Commission on November 25, 2003).

         10(f) Management Agreement dated as of November 17, 2003, between us and Related Capital Company LLC (incorporated by reference to
                Exhibit 10(a) of our December 31, 2003 Annual Report on Form 10-K).

         10(g) Amended and Restated Operating Agreement of CharterMac Capital Company LLC, dated as of November 17, 2003 (incorporated by reference to Exhibit 99.7 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(h) Special Preferred Voting Shares Purchase Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.8 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(i) Standstill Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.9 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(j) Voting Agreement, dated as of November 17, 2003, by and among the Company and APH Associates L.P., DLK Associates L.P., Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.10 of our Current Report on Form 8-K filed with the Commission on December 1,
                2003).

         10(k) Exchange Rights Agreement, dated as of November 17, 2003, by and among CharterMac Capital Company, LLC, CharterMac Corporation, APH Associates L.P., DLK Associates L.P, Marc Associates, L.P., Related General II, L.P. and SJB Associates L.P. (incorporated by reference to Exhibit 99.11 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(l) Lock-up Agreement of Marc D. Schnitzer, dated November 17, 2003 (incorporated by reference to Exhibit 99.14 of our Current Report on Form 8-K filed with the Commission on December 1,
                2003).

         10(m) Lock-Up Agreement of Stephen M. Ross, dated November 17, 2003 (incorporated by reference to Exhibit 99.16 of our Current Report on Form 8-K filed with the Commission on December 1,
                2003).

         10(n) Future Relations Agreement, dated as of November 17, 2003, by and among Stephen Ross, Related General II L.P., RCMP Management Inc., the Related Companies, L.P., and CharterMac Capital Company, LLC (incorporated by reference to Exhibit 99.21 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(o) Shared Services Agreement, dated as of November 17, 2003, by and among The Related Companies, L.P., Related Management Company, and CharterMac Capital Company (incorporated by reference to Exhibit 99.24 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(p) Other Services Agreement, dated November 17, 2003, by and between Relcap Holding Company LLC and CharterMac Capital Company, LLC (incorporated by reference to Exhibit 99.25 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(q) CharterMac Guaranty, dated December 17, 2002 (incorporated by reference to Exhibit 99.27 of our Current Report on Form 8-K filed with the Commission on December 1, 2003).

         10(r) Amended and Restated Incentive Share Plan (incorporated by reference to Exhibit 99.1 of our Form S-8/A, filed with the Commission on March 2, 2004).

         10(s) Form of Non-Qualified Share Option Award Agreement (incorporated by reference to Exhibit 10(af) of our December 31, 2004 Annual Report on Form 10-K).

         10(t) Form of Restricted Share Award Agreement (incorporated by reference to Exhibit 10(ag) of our December 31, 2004 Annual Report on Form 10-K).

         10(u) Centerline Holding Company 2007 Incentive Share Plan and Form of 2007 Incentive Share Plan (incorporated by reference to our definitive proxy statement on Schedule 14A filed with the Commission on April 23, 2007).

         10(v) Centerline 2007 Outperformance Plan and Form of 2007 Outperformance Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).

         10(w)  Centerline  Annual  Incentive  Bonus  Program  "A"  and  Form of
                Centerline Annual Incentive Bonus Program A (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).

         10(x)  Centerline  Annual  Incentive  Bonus  Program  "B"  and  Form of
                Centerline Annual Incentive Bonus Program B (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).

         10(y) Second Amended and Restated Advisory Services Agreement between American Mortgage Acceptance Company and CharterMac AMI Associates, Inc. (incorporated by reference to Exhibit 10(ak) in our December 31, 2005 Annual Report on Form 10-K).

         10(z) First Amendment to Second Amended and Restated Advisory Services Agreement between American Mortgage Acceptance Company and CharterMac AMI Associates, Inc., dated July 26, 2006 (incorporated by reference to Exhibit 10(y) of our December 31, 2006 Annual Report on Form 10-K).

         10(aa) Amended and Restated Credit Note of American Mortgage Acceptance
                Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on April 26, 2006).

         10(ab) Limited Liability Company Agreement of Centerbrook Holdings LLC and IXIS Financial Products Inc. and Charter Mac Corporation dated June 28, 2006 (incorporated by reference to Exhibit 10.1 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(ac) Unitholder and Warrant Agreement among Centerbrook Holdings LLC,
                IXIS Financial Products Inc. and Charter Mac Corporation, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.2 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(ad) Limited  Liability  Company  Agreement of Centerbrook  Financial
                LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.3 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(ae) Senior Loan Agreement among Centerbrook Financial LLC, the lenders that are party thereto and Citibank, N.A., as senior agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.4 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(af) Mezzanine Loan Agreement among Centerbrook Financial LLC, the lenders that are party thereto and Citibank, N.A., as mezzanine agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.5 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(ag) Subordination and Security Agreement among Centerbrook Financial
                LLC, Deutsche Bank Trust Company Americas, and Citibank, N.A., as senior agent and mezzanine agent, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.6 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(ah) Guarantee   Agreement  between  CharterMac  and  IXIS  Financial
                Products Inc., dated as of June 28, 2006 (incorporated by reference to Exhibit 10.7 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(ai) Right of First Refusal  Letter  Agreement  among  CharterMac and
                Centerbrook Financial LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.8 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(aj) Fee Letter  between IXIS Capital  Markets North America Inc. and
                Centerbrook Holdings LLC, dated as of June 28, 2006 (incorporated by reference to Exhibit 10.9 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(ak) Credit Support Swap between Charter Mac Origination  Trust 1 and
                Centerbrook  Financial LLC (incorporated by reference to Exhibit
                10.10 of our June 30, 2006 Quarterly Report on Form 10-Q).

         10(al) Securities Purchase Agreement, dated as of August 15, 2006, by and among the Company, ARCap Investors, the Selling Members, ARCap REIT, AISR, CM Corp and CM ARCap Investors (incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the Commission on August 21, 2006).

         10(am) Second Amended and Restated Limited  Liability Company Agreement
                of ARCap Investors, dated as of August 15, 2006, by and among CM ARCap Investors, Leonard W. Cotton and James L. Duggins (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on August 21, 2006).

         10(an) Exchange Rights Agreement, dated as of August 15, 2006, by and among the Company, ARCap Investors, CM ARCap Investors, Leonard
                W. Cotton and James L.  Duggins  (incorporated  by  reference to
                Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on August 21, 2006).

         10(ao) Registration Rights Agreement, dated as of August 15, 2006, by and among the Company, CM ARCap Investors, Leonard W. Cotton and James L. Duggins (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on August 21, 2006).
         10(as) Executive Employment Agreement between Centerline Capital Group and Leonard W. Cotton dated as of August 10, 2007 (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed with the Commission on August 16, 2007).

         10(ap) Participation OPP Letter between  Centerline Holding Company and
                Leonard W. Cotton dated as of August 10, 2007 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

         10(aq) Executive Employment Agreement between Centerline Capital Group and James L. Duggins dated as of August 10, 2007 (incorporated by reference to Exhibit 10.2 on our Current Report on Form 8-K filed with the Commission on August 16, 2007).

         10(ar) Participation OPP Letter between  Centerline Holding Company and
                James L. Duggins dated as of August 10, 2007 (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

         10(as) Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Chris Crouch. *

         10(at) Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Donald J. Meyer.*

         10(au) Executive Employment Agreement, dated as of January 16, 2007, by and between Centerline Capital Group, Inc. and Nicholas A.C. Mumford.*

         10(av) Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Andrew J. Weil.*

         10(aw) Separation  Agreement,  effective March 15, 2007, by and between
                Alan P. Hirmes and CharterMac Capital, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 20, 2007).

         10(ax) Executive Employment  Agreement,  dated as of November 28, 2006, by and between Robert Levy and CharterMac Capital LLC (incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the Commission on December 4, 2006).

         10(ay) Amendment to Executive  Employment  Agreement between Centerline
                Capital LLC and Robert L. Levy dated as of August 10, 2007 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

         10(az) Participation OPP Letter between  Centerline Holding Company and
                Robert L. Levy dated as of August 10, 2007 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

         10(ba) Executive Employment Agreement, dated as of January 1, 2007, by and between Marc D. Schnitzer and CharterMac Capital LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on February 7, 2007).

         10(bb) Participation OPP Letter between  Centerline Holding Company and
                Marc D. Schnitzer dated as of August 10, 2007 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

         10(bc) Centerline  Holding  Company  Ross  Non-Qualified  Share  Option
                Agreement,  dated July 13, 2007  (incorporated  by  reference to
                Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 18, 2007).

         10(bd) Letter agreement dated July 12, 2007 between Stephen M. Ross and
                Centerline Holding Company (incorporated by reference to Exhibit
                10.2 of our Current Report on Form 8-K filed with the Commission on July 18, 2007).

         10(be) Amendment   to  Amended  and  Restated   Incentive   Share  Plan
                (incorporated by reference to Exhibit 10(s) of our December 31, 2006 Annual Report on Form 10-K).

         10(bf) Warehousing Credit and Security  Agreement,  dated as of May 30,
                2007, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Citicorp USA, Inc., as agent for the lenders, and as a lender (incorporated by reference to Exhibit
                10.1 of our Current Report on Form 8-K filed with the Commission on June 5, 2007).

         10(bg) First  Amendment to Warehousing  Credit and Security  Agreement,
                dated as of August 29, 2007, among Centerline Mortgage Capital Inc. and Centerline Mortgage Partners Inc, as borrowers, Citicorp USA, Inc., SunTrust Bank and Wachovia Bank, N.A., as lenders, and Citicorp USA, Inc, as agent for the lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on September 5, 2007).

         10(bh) Second   Amendment  to  the  Warehousing   Credit  and  Security
                Agreement, dated as of December 20, 2007, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Citicorp USA, Inc., as agent for the lenders, and as a lender (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 27, 2007).

         10(bi) Third   Amendment  to  the   Warehousing   Credit  and  Security
                Agreement, dated as of December 27, 2007, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Bank of America, NA., as agent for the lenders, and as a lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bj) First Amended and Restated  Loan  Agreement  Between  Centerline
                Holding Company and American Mortgage Acceptance Company, dated September 17, 2007.*

         10(bk) Bond Exchange  Agreement,  dated as of December 27, 2007,  among
                Federal Home Loan Mortgage Corporation, Centerline 2007-1 EIT Securitization, LLC, Centerline 2007-1 SU Securitization, LLC and Centerline 2007-1 T Securitization, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bl) Reimbursement,  Pledge  and  Security  Agreement,  dated  as  of
                December 27, 2007, between Federal Home Loan Mortgage Corporation and Centerline Sponsor 2007-2 Securitization, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bm) Series Certificate Agreement, dated as of December 27, 2007, by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as administrator, with respect to Freddie Mac Multifamily Variable Rate Certificates Series M012 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bn) Series Certificate Agreement, dated as of December 27, 2007, by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as administrator, with respect to Freddie Mac Multifamily Variable Rate Certificates Series M013 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bo) Series Certificate Agreement, dated as of December 27, 2007, by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as administrator, with respect to Freddie Mac Multifamily Variable Rate Certificates Series M014 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bp) Limited Support Agreement, dated as of December 27, 2007, between Centerline Guarantor LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bq) Limited  Support  Agreement,  dated  as of  December  27,  2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(br) Stabilization Guaranty, Escrow and Security Agreement, dated as of December 27, 2007, between Centerline Stabilization 2007-1 Securitization, LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bs) Stabilization  Limited Support  Agreement,  dated as of December
                27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit
                10.9 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bt) Certificate Placement Agreement,  dated as of December 27, 2007, among Morgan Stanley & Co., Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bu) Revolving  Credit and Term Loan Agreement,  dated as of December
                27, 2007, by and among Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto, the Lenders named therein, Bank of America, N.A. as agent, Bank of America, N.A., as issuing bank and swingline lender and as administrative agent, Banc of America Securities, LLC and Citicorp USA, Inc., as joint lead arrangers and Banc of America Securities, LLC as book manager (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed with the Commission on January 3, 2008).

         10(bv) First Amendment to Revolving Credit and Term Loan Agreement, dated January 22, 2008, by and between Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on
                Schedule 1 thereto and the Required Lenders (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 28, 2008).

         10(bw) Second Amendment to Revolving Credit and Term Loan Agreement, dated February 28, 2008, by and among Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on
                Schedule 1 thereto and the Required Lenders (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 5, 2008).

         10(bx) Securities Purchase  Agreement,  dated January 25, 2008, between
                Centerline Holding Company and Related Special Assets LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 31, 2008).

         12     Ratio of earnings to fixed charges and preferred dividends. *

         21     Subsidiaries of our Company.*

         23     Consent of Independent Registered Public Accounting Firm.*

         31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

         31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


         *      Filed herewith.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CENTERLINE HOLDING COMPANY
                                  (Registrant)




Date:  March 5, 2008
                                   By: /s/ Marc D Schnitzer
                                       --------------------
                                       Marc D. Schnitzer
                                       Managing Trustee, Chief Executive Officer
                                       and President
                                       (Principal Executive Officer)




Date:  March 5, 2008
                                   By: /s/ Robert L. Levy
                                       -------------------
                                       Robert L. Levy
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

       Signature                         Title                        Date
-----------------------    ---------------------------------      -------------


/s/ Stephen M. Ross
-------------------        Managing Trustee and
Stephen M. Ross            Chairman of the Board                  March 5, 2008

/s/ Leonard W. Cotton
---------------------
Leonard W. Cotton          Managing Trustee, Vice-Chairman        March 5, 2008

/s/ Marc D. Schnitzer
---------------------      Managing Trustee, Chief Executive
Marc D. Schnitzer          Officer and President                  March 5, 2008


/s/ Jeff T. Blau
----------------
Jeff T. Blau               Managing Trustee                       March 5, 2008

/s/ Janice Cook Roberts
-----------------------
Janice Cook Roberts        Managing Trustee                       March 5, 2008

/s/ Robert J. Dolan
-------------------
Robert J. Dolan            Managing Trustee                       March 5, 2008

/s/ Nathan Gantcher
-------------------
Nathan Gantcher            Managing Trustee                       March 5, 2008

/s/ Jerome Y. Halperin
----------------------
Jerome Y. Halperin         Managing Trustee                       March 5, 2008

/s/ Robert L. Loverd
--------------------
Robert L. Loverd           Managing Trustee                       March 5, 2008

/s/ Robert A. Meister
---------------------
Robert A. Meister          Managing Trustee                       March 5, 2008

/s/ Thomas W. White
-------------------
Thomas W. White            Managing Trustee                       March 5, 2008

                           CENTERLINE HOLDING COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

            Summarized condensed financial information of registrant

                  (not including its consolidated subsidiaries)

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                          December 31,
                                                                                   --------------------------
                                                                                       2007           2006
                                                                                   -----------    -----------
                                     ASSETS

Cash and cash equivalents                                                          $     1,641    $    25,638
Investments:
  Available-for-sale                                                                     6,113         90,520
  Other investments                                                                      7,257          7,564
  Investments in subsidiaries                                                          456,833        831,292
Investments in and loans to affiliates                                                 198,926        116,909
Intangible assets - net of amortization of $2,849 in 2006                                   --            258
Deferred costs and other assets                                                          6,096         16,368
                                                                                   -----------    -----------
Total assets                                                                       $   676,866    $ 1,088,549
                                                                                   ===========    ===========

                             LIABILITIES AND EQUITY

Liabilities:
  Notes payable                                                                    $     2,605    $   104,375
  Secured financing                                                                      3,049             --
  Accounts payable, accrued expenses and other liabilities                              33,276          7,653
  Distributions payable                                                                 26,072         26,389
                                                                                   -----------    -----------
Total liabilities                                                                       65,002        138,417
                                                                                   -----------    -----------

Redeemable securities                                                                   69,888             --
Commitments and contingencies

Shareholders' equity:
  Beneficial owners equity:
  4.4% Convertible CRA preferred shares; no par value (1,060 shares issued
    and outstanding in 2007 and 2,160 shares issued and outstanding in 2006)            51,281        104,498
  Convertible CRA Shares (5,306 shares issued and outstanding in 2007 and 6,552
    shares issued and outstanding in 2006)                                              66,879         98,603
  Special preferred voting shares; no par value (14,298 shares issued and
    outstanding in 2007 and 14,825 shares issued and outstanding in 2006)                  143            148
  Common shares; no par value (160,000 shares authorized; 53,943 issued and
    50,267 outstanding in 2007 and 52,746 issued and 51,343 outstanding in 2006)       592,505        708,038
  Restricted shares granted                                                                 --             --
  Treasury shares of beneficial interest - common, at cost (3,376 shares in 2007
    and 1,403 shares in 2006)                                                          (64,312)       (28,018)
  Accumulated other comprehensive (loss) income                                       (104,520)        66,863
                                                                                   -----------    -----------
Total shareholders' equity                                                             541,976        950,132
                                                                                   -----------    -----------

Total liabilities and equity                                                       $   676,866    $ 1,088,549
                                                                                   ===========    ===========

            See accompanying notes to condensed financial statements

                           CENTERLINE HOLDING COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                Years ended December 31,
                                                        -----------------------------------------
                                                            2007           2006           2005
                                                        -----------    -----------    -----------
Revenues:
  Mortgage revenue bond interest income                 $     5,323    $     8,025    $     7,267
  Other revenues                                             12,625         16,211          8,591
                                                        -----------    -----------    -----------
    Total revenues                                           17,948         24,236         15,858
                                                        -----------    -----------    -----------

Expenses:
  Interest                                                    7,700          2,595              4
  General and administrative                                  6,812          8,206          8,503
  Depreciation and amortization                                 566          4,333          1,895
  Impairment of assets                                          117            428            296
                                                        -----------    -----------    -----------
    Total expenses                                           15,195         15,562         10,698
                                                        -----------    -----------    -----------

Income before other income                                    2,753          8,674          5,160

Other income (loss):
  Equity in earnings (loss) of subsidiaries                 (97,880)        32,058         50,874
  Equity in earnings (loss) of investments                   (4,012)           568          3,038
  Gain (loss) on repayment of mortgage revenue bonds            657             (6)           (58)
  Gain on re-securitization of mortgage revenue bonds        38,354             --             --
                                                        -----------    -----------    -----------

Net (loss) income                                       $   (60,128)   $    41,294    $    59,014
                                                        ===========    ===========    ===========

Allocation of net (loss) income to:
  4.4% Convertible CRA preferred shareholders           $     4,757    $     4,752    $     2,020
  Common shareholders                                       (57,449)        32,405         50,558
  Convertible CRA shareholders                               (7,436)         4,137          6,436
                                                        -----------    -----------    -----------
    Total                                               $   (60,128)   $    41,294    $    59,014
                                                        -----------    -----------    -----------

            See accompanying notes to condensed financial statements

                           CENTERLINE HOLDING COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                              Years Ended December 31,
                                                                         -----------------------------------
                                                                            2007         2006         2005
                                                                         ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                      $ (60,128)   $  41,294    $  59,014
  Reconciling items:
  (Gain) loss on repayment of mortgage revenue bonds                          (657)         101           58
  Impairment of assets                                                         117           --          296
  Depreciation and amortization                                                566        4,333        1,895
  Gain on re-securitization of mortgage revenue bonds                      (38,354)          --           --
  Equity in earnings of subsidiaries and unconsolidated entities           101,892      (32,626)     (53,912)
  Distributions received from subsidiaries and unconsolidated entities     255,644      349,553           --
  Non-cash compensation expense                                             29,640        7,036        8,661
  Other non-cash expense                                                      (188)       1,014        1,107
  Reserve for bad debt                                                         497           --           --
  Changes in operating assets and liabilities:
    Other assets and receivables                                             1,049       (4,629)      (4,595)
    Accounts payable, accrued expenses and other liabilities                25,084        2,285       (3,300)
    Due to / from subsidiaries                                             (39,584)      85,733       (3,578)
                                                                         ---------    ---------    ---------
Net cash flows from operating activities                                   275,578      454,094        5,646
                                                                         ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments of mortgage revenue bonds and notes                           150,500        1,679       17,518
  Mortgage revenue bond acquisitions and fundings                           (4,004)      (7,683)      (3,405)
  Deferred investment acquisition costs                                         --          226          (47)
  Investment in subsidiaries and unconsolidated entities                  (157,981)    (459,897)      38,398
  Return of capital from equity investees                                       --       16,667           --
  Loan to AMAC                                                             (62,685)     (15,000)       4,600
  Other investments                                                         (4,045)      21,806      (34,494)
                                                                         ---------    ---------    ---------
Net cash flows from investing activities                                   (78,215)    (442,202)      22,570
                                                                         ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to shareholders                                           (104,436)    (104,168)     (96,582)
  (Decrease) increase in notes payable                                     (84,351)      84,375           --
  Secured financing                                                          3,049           --           --
  Issuance of preferred shares                                                  --           --      108,000
  Proceeds from stock options exercised                                        678          756        3,804
  Retirement of special preferred voting shares                                 (6)       1,889           (2)
  Treasury stock purchases                                                 (36,294)     (20,447)          --
  Deferred financing costs                                                      --       (1,450)      (3,602)
                                                                         ---------    ---------    ---------

Net cash flows from financing activities                                  (221,360)     (39,045)      11,618
                                                                         ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                       (23,997)     (27,153)      39,834

Cash and cash equivalents at the beginning of the period                    25,638       52,791       12,957
                                                                         ---------    ---------    ---------

Cash and cash equivalents at the end of the period                       $   1,641    $  25,638    $  52,791
                                                                         =========    =========    =========

Supplemental information

Supplemental disclosure of non-cash activities:
  Contribution of mortgage revenue bonds to subsidiaries                 $   3,336    $  35,413    $  15,715
                                                                         =========    =========    =========

  Distribution of mortgage revenue bonds from subsidiaries               $      --    $  37,155    $      --
                                                                         =========    =========    =========

            See accompanying notes to condensed financial statements

                           CENTERLINE HOLDING COMPANY
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Introduction and Basis of Presentation

Basis of Financial Information

The accompanying  condensed financial  statements (the "Parent Company Financial
Statements")   are  for   Centerline   Holding   Company  (not   including   its
subsidiaries).

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

(IN THOUSANDS)                 2007           2006           2005
-----------------------    -----------    -----------    -----------
ARCap Investors, L.L.C.            240         15,957          2,219


3.  Guarantees

In connection with the CMC warehouse line, both we and our subsidiary, CCG, have entered into guarantees for the benefit of Bank of America, guaranteeing the total advances drawn under the line, up to the maximum of $100 million, together with interest, fees, costs, and charges related to the CMC warehouse line.

                                   Schedule II

                        Valuation and Qualifying Accounts
                                December 31, 2007


Allowance for Doubtful Accounts

                                         Additions
                                ---------------------------
                                                Charged to
                  Balance at     Charged to       Other                             Balance at
                 Beginning of    costs and      Accounts -       Deductions -         end of
(IN THOUSANDS)      period        expenses       Describe          Describe           period
--------------   ------------   ------------   ------------      ------------      ------------
2007             $     10,408   $     17,450   $         --      $     (9,508)(1)  $     18,350
2006                   15,083          4,953           (373)(2)        (9,255)(1)        10,408
2005                   13,328          5,123             --            (3,368)(1)        15,083

(1) Relates to either (a) receipt of previously reserved receivables related to LIHTC Fund sponsorship or (b) receipt of previously reserved interest receivable balances for mortgage revenue bonds.

(2)  Receipt  of  previously  reserved  interest  amounts,   net  of  additional
     reserves.