Form 10-Q
period 2008-03-31
CENTERLINE HOLDING CO
filed 2008-05-12
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13237

______________

CENTERLINE HOLDING COMPANY
(Exact name of Registrant as specified in its Trust Agreement)
______________

Delaware	13-3949418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 317-5700
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large Accelerated filer ☒	Accelerated filer [ ]
Non- accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]        No ☒

As of April 15, 2008, there were 51,019,017 outstanding shares of the registrant’s shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I – Financial Information		Page

Item 1	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3	Quantitative and Qualitative Disclosures about Market Risk	64

Item 4	Controls and Procedures	65

PART II – Other Information

Item 1	Legal Proceedings	66

Item 1A	Risk Factors	67

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	68

Item 3	Defaults Upon Senior Securities	68

Item 4	Submission of Matters to a Vote of Security Holders	67

Item 5	Other Information	68

Item 6	Exhibits	68

SIGNATURES		69

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$109,562	$137,111
Restricted cash	47,685	32,548
Investments:
Available-for-sale (Note 2)	896,878	938,378
Equity method (Note 3)	24,483	38,760
Other (Note 4)	316,541	184,200
Investments in and loans to affiliates (Note 17)	105,064	107,175
Goodwill and intangible assets, net (Note 5)	498,431	504,273
Deferred costs and other assets, net (Note 6)	136,695	140,902
Consolidated partnerships (Note 18):
Investments:
Available-for-sale	1,495,095	1,782,543
Equity method	4,256,384	4,178,206
Other	408,321	414,377
Land, buildings and improvements, net	704,853	661,380
Other assets	382,793	371,735
Total assets	$9,382,785	$9,491,588
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 7)	$602,252	$505,888
Financing arrangements and secured financing (Note 8)	570,680	562,502
Accounts payable, accrued expenses and other liabilities (Note 9)	276,854	313,252
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	273,500
Consolidated partnerships (Note 18):
Financing arrangements	1,123,001	1,122,906
Notes payable	704,855	458,367
Repurchase agreements	103,373	416,059
Due to property partnerships	957,311	970,602
Other liabilities	198,869	193,020
Total liabilities	4,810,695	4,816,096
Minority interests in consolidated subsidiaries, net of tax (Note 12)	164,118	176,716
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Redeemable securities (Note 13)	319,776	69,888
Limited partners’ interests in consolidated partnerships (Note 18)	3,760,340	3,782,912
Commitments and contingencies (Note 20)
Shareholders’ equity:
4.4% Convertible CRA preferred shares; no par value; 40 shares issued and outstanding in 2008 and 1,060 shares issued and outstanding 2007	1,935	51,281
Convertible CRA preferred shares; no par value; 687 shares issued and outstanding in 2008 and 5,306 shares issued and outstanding in 2007	8,321	66,879
Special preferred voting shares; no par value; 14,131 shares issued and outstanding in 2008 and 14,298 shares issued and outstanding in 2007	141	143
Common shares; no par value; 160,000 shares authorized; 54,517 issued and 51,014 outstanding in 2008 and 53,943 issued and 50,567 outstanding in 2007	546,065	592,505
Treasury shares of beneficial interest – common, at cost; 3,503 shares in 2008 and 3,376 shares in 2007	(64,487)	(64,312)
Accumulated other comprehensive loss	(268,119)	(104,520)
Total shareholders’ equity	223,856	541,976
Total liabilities and equity	$9,382,785	$9,491,588

See accompanying notes to Condensed Consolidated Financial Statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Interest income	$26,116	$49,620
Fee income	17,160	16,384
Other	2,144	2,413
Consolidated partnerships (Note 18):
Interest income	70,136	34,900
Rental income	16,989	12,151
Other	1,642	1,697
Total revenues	134,187	117,165

Expenses:
Interest	27,149	28,502
Interest – consolidated partnerships (Note 18 )	34,892	22,312
Interest – distributions to preferred shareholders of subsidiary	4,724	4,724
General and administrative (Note 15)	43,902	56,523
Depreciation and amortization	11,901	11,098
Impairment of mortgage revenue bonds and other assets	8,023	16,447
Other expenses of consolidated partnerships (Note 18)	31,858	25,636
Total expenses	162,449	165,242

Loss before other income	(28,262)	(48,077)
Other income (loss):
Equity and other income (loss)	(1,895)	(250)
(Loss) gain from repayment or sale of investments	(5,170)	2,379
Investments held by consolidated partnerships (Note 18)	(94,801)	(57,415)
Loss before allocations	(130,128)	(103,363)
(Income) loss allocations:
Preferred shares of subsidiary	(1,556)	(1,556)
Minority interests in subsidiaries, net of tax (Note 12)	10,157	6,117
Limited partners of consolidated partnerships, net (Note 18)	100,937	81,111
Loss before income taxes	(20,590)	(17,691)
Income tax (provision) benefit	(1,049)	2,946
Net loss	(21,639)	(14,745)

Dividends for preferred and redeemable securities	(5,019)	(1,188)
	(26,658)	(15,933)
Effect of redeemable share conversions	(11,920)	--
Net loss for earnings per share calculations	$(38,578)	$(15,933)
Net loss per share (Note 16):
Basic and diluted	$(0.76)	$(0.27)
Weighted average shares outstanding (Note 16):
Basic and diluted	50,754	57,957

Dividends declared per share	$0.15	$0.42

See accompanying notes to Condensed Consolidated Financial Statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,639)	$(14,745)
Reconciling items:
Gain (loss) from repayment or sale of investments	5,170	(2,379)
Impairment of mortgage revenue bonds and other assets	8,023	16,447
Depreciation and amortization	11,901	11,098
Equity in unconsolidated entities	1,895	250
Income allocated to preferred shares of subsidiary	1,556	1,556
Loss allocated to minority interests in subsidiaries	(10,157)	(6,117)
Non-cash compensation expense	5,006	9,057
Other non-cash expense	1,450	3,514
Deferred taxes	356	(54)
Reserves for bad debt	975	5,573
Changes in fair value of interest rate derivatives	9,149	690
Changes in operating assets and liabilities, net of acquisitions:
Mortgage loans held for sale	(111,897)	73,082
Deferred revenues	(8,706)	(2,053)
Receivables	(5,937)	34,244
Other assets	7,088	1,391
Accounts payable, accrued expenses and other liabilities	(46,615)	(15,421)
Net cash flow from operating activities	(152,382)	116,133
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayments of mortgage revenue bonds	1,601	8,001
Acquisition and funding of mortgage revenue bonds	--	(28,393)
Acquisition of mortgage loans held for investment	(649)	(12,155)
Repayments of mortgage loans held for investment	5,232	3,026
Advances to partnerships	(16,498)	(32,369)
Collection of advances to partnerships	30,775	22,230
Deferred investment acquisition costs	(590)	(1,218)
Increase in restricted cash, escrows and other cash collateral	(45,136)	(1,238)
Return of capital from equity investees	127	--
Purchases of CMBS and other available-for-sale securities	(3,664)	(31,160)
Sale of CMBS and other securities	7,268	--
Loan to (repayment from) AMAC	(1,146)	4,810
Equity investments and other investing activities	(63,256)	(14,083)
Net cash flow from investing activities	(85,936)	(82,549)

See accompanying notes to Condensed Consolidated Financial Statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	--	(72,426)
Proceeds from financing arrangements and secured financing	--	146,800
Distributions to shareholders	(8,259)	(26,385)
Distributions to preferred shareholders of subsidiary	(1,556)	(1,556)
Distributions to minority interests in consolidated subsidiaries	(6,340)	(8,883)
Increase (decrease) in notes payable	96,364	(147,625)
Minority interest contribution	1,800	3,225
Proceeds from 11.0% Preferred shares	131,235	--
Offering costs of 11.0% Preferred shares	(649)	--
Retirement of minority interests and special preferred voting shares	(1,504)	(2,803)
Treasury stock purchases	--	(3,529)
Deferred financing costs	(321)	(12)
Net cash flow from financing activities	210,769	(113,194)
Net decrease in cash and cash equivalents	(27,549)	(79,610)
Cash and cash equivalents at the beginning of the period	137,111	178,907
Cash and cash equivalents at the end of the period	$109,562	$99,927
Non-cash investing and financing activities:
Additions to secured financing liability	$8,841	$--
Share grants issued	$5,077	$8,998
Conversion of minority interests to common shares	$2,977	$--
Treasury stock purchase via employee withholding	$636	$2,270

See accompanying notes to Condensed Consolidated Financial Statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.   Description of Business

Centerline Holding Company, together with its subsidiaries, is an alternative asset manager with a core focus on real estate funds and financing and more than $12.0 billion of assets under management as of March 31, 2008.  We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

B.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of interim periods.  Given that some of our businesses have a higher volume of transactions in the second and fourth quarterly periods, the operating results for interim periods may not be indicative of the results for the full year.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), which contains a summary of our significant accounting policies.  With the exception of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS 157”) (see Note 10), and the application of the two-class method of calculating earnings per share (see Note 16) there have been no material changes to these policies since December 31, 2007.  New accounting pronouncements pending adoption are described below.

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

Certain amounts from the prior year have been reclassified to conform to the 2008 presentation.

C.  Accounting Pronouncements to be Adopted

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009.  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition, results of operations and cash flows.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	March 31, 2008	December 31, 2007

Freddie Mac Certificates:
Series A-1	$285,957	$288,672
Series B	150,761	153,468
Mortgage revenue bonds	352,914	376,432
Retained CMBS certificates	73,672	75,328
CMBS	11,413	13,361
Syndicated corporate debt	19,054	27,749
Marketable securities	3,107	3,368
	$896,878	$938,378

A.  Freddie Mac Certificates

As more fully discussed in our 2007 Form 10-K, we retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Freddie Mac.  The Series A-1 Freddie Mac Certificates are fixed rate interests, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.  Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	March 31, 2008		December 31, 2007

Weighted average discount rate	11.0%		11.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	11.4	years	11.6	years
Constant default rate	2.0%		2.0%

B.  Mortgage Revenue Bonds

Information regarding our portfolio of mortgage revenue bonds is provided in the table below:

(in thousands)	March 31, 2008	December 31, 2007
Amortized cost basis	$780,095	$774,594
Gross unrealized gains	1,696	2,351
Gross unrealized losses	(3,853)	(3,624)
Subtotal/fair value	777,938	773,321
Less: eliminations (1)	(425,024)	(396,889)
Consolidated fair value	$352,914	$376,432
(1) Certain bonds are recorded as liabilities on the balance sheets of certain consolidated partnerships and therefore eliminated in consolidation.

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses of our mortgage revenue bonds, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2008
Number	29	1	30
Fair value	$271,565	$1,644	$273,209
Gross unrealized losses	$3,851	$2	$3,853
December 31, 2007
Number	18	3	21
Fair value	$234,248	$36,559	$270,807
Gross unrealized losses	$3,244	$380	$3,624

Unrealized losses on mortgage revenue bonds are primarily a result of unamortized yield adjustments related to the bonds and are not reflective of the operating performance of the assets.

As of March 31, 2008, one mortgage revenue bond with a fair value of $14.6 million was securitized.  In April 2008, the securitization was terminated in connection with the redemption of the bond (see Note 8).  Under our new term loan agreement which became effective in December 2007 (see Note 7), six bonds with an aggregate fair value of $50.6 million as of March 31, 2008, were pledged as collateral.

During 2008, we recognized $6.8 million of mortgage revenue bond impairment charges.  With respect to such charges, in March 2008, we reached an agreement to sell two mortgage revenue bonds in the second quarter of 2008, resulting in impairment charges of $6.3 million, representing the difference between the sale price and the carrying value for the two bonds.  As the terms of the sale agreement indicated a permanent decline in the value of the investments, we recorded the loss as an impairment in the first quarter.  The remaining $0.5 million relates to one bond which resulted from substandard performance at the underlying property.

C.  Retained CMBS Certificates

Retained commercial mortgage backed securities (“CMBS”) certificates pertain to our retained investments in securitization trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account as of March 31, 2008 are composed of the following classes:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value

Security Rating
AAA IO	$--	$11,609	$5,766	$--	$17,375	23.6%
AA+	26,150	14,645	4,968	--	19,613	26.6
BBB-	12,536	5,363	1,532	--	6,895	9.4
BB+	8,784	5,563	--	(3,367)	2,196	3.0
BB	11,635	4,916	1,050	(751)	5,215	7.1
BB-	11,635	3,569	1,809	(701)	4,677	6.3
B+	3,871	1,776	--	(1,079)	697	0.9
B	17,754	2,664	4,294	(378)	6,580	8.9
B-	8,501	1,072	1,684	(294)	2,462	3.3
CCC+	9,402	574	1,776	--	2,350	3.2
CCC	9,402	321	1,089	--	1,410	1.9
CCC-	9,402	253	687	--	940	1.3
D	9,402	174	766	--	940	1.3
Non-rated	32,644	1,903	--	(271)	1,632	2.2
Non-rated IO	--	275	415	--	690	1.0
Total	$171,118	$54,677	$25,836	$(6,841)	$73,672	100.0%

At March 31, 2008, the AAA interest only certificate had a notional amount of $481.0 million and the non-rated interest only certificates had a combined notional amount of $194.7 million.

The unrealized losses on retained CMBS certificates (all of which have been in an unrealized loss position for less than 12 months) are due to widening interest rate spreads resulting from market conditions and are not reflective of the credit quality of the underlying assets.  We have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

In April 2008, Fitch Ratings Ltd. (“Fitch”) downgraded the certificates of certain trusts in which we hold investments. The downgrade reduced the fair value of the investments by $10.5 million and led to a margin call on a repurchase facility (see Notes 7 and 21).

D.  CMBS

CMBS investments we hold for our account were comprised of the following as of March 31, 2008:

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security rating:
AAA	$15,424	$3,090	$--	$(346)	$2,744	24.0%
BB+	3,898	2,222	--	(1,133)	1,089	9.5
BB	3,898	2,074	--	(1,063)	1,011	8.9
BB-	3,898	1,939	--	(1,001)	938	8.2
B+	10,395	4,361	--	(2,152)	2,209	19.4
B	2,599	534	--	(84)	450	3.9
B-	6,698	1,357	--	(185)	1,172	10.3
Non-rated	10,395	2,137	--	(337)	1,800	15.8
Total	$57,205	$17,714	$--	$(6,301)	$11,413	100.0%

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first three months of 2008, we purchased additional CMBS investments with a face amount of $18.2 million at a cost of $3.7 million.  Similar to retained CMBS certificates, the unrealized losses on CMBS (all of which have been in an unrealized loss position for less than 12 months) are due to widening interest rate spreads and are not reflective of the credit quality of the underlying assets.  We have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

E.  Syndicated Corporate Debt

Syndicated corporate debt primarily represents term loans, the purchase of which have been funded through a warehouse line.  Information regarding our syndicated corporate debt investments for the periods presented is provided below:

(in thousands)	March 31, 2008	December 31, 2007
Amortized cost basis	$19,054	$27,839
Gross unrealized losses	--	(90)
Consolidated fair value	$19,054	$27,749

In 2008, we sold five syndicated corporate debt investments at a loss of $0.6 million, $0.1 million of which we recognized as an impairment charge in 2007.  In addition, we recognized impairment charges of $1.2 million due to recent market fluctuations for the remaining securities for which we concluded that the declines in fair value were other-than-temporary as we may not hold the investments until maturity or until the investments recover their value.

NOTE 3 – Equity Method Investments

Equity method investments for the periods presented are provided below:

(in thousands)	March 31, 2008	December 31, 2007
Equity interests in LIHTC partnerships	$24,483	$38,760

We acquire interests in entities that own low income housing tax credit (“LIHTC”) properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing Group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

For discussion regarding American Mortgage Acceptance Company (“AMAC”) and Centerline Urban Capital I, LLC (“CUC”), for which our interests held are accounted for under the equity method, refer to Note 17.

NOTE 4 – Other Investments

Other investments consisted of the following categories:

(in thousands)	March 31, 2008	December 31, 2007
Mortgage loans held for sale	$204,884	$92,987
Mortgage loans held for investment	11,104	15,687
Stabilization escrow	90,558	62,566
Construction loans to LIHTC partnerships or properties	2,992	6,379
Miscellaneous investments	7,003	6,581
	$316,541	$184,200

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans sold to government sponsored entities, such as Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Government National Mortgage Association (“GNMA”) within three months of origination.

B.  Stabilization Escrow

As further discussed in the 2007 Form 10-K, a portion of the cash received from the mortgage revenue bonds re-securitized with Freddie Mac in December 2007, was placed in escrow.  Of the amount required as of the transaction date ($126.0 million), we funded $76.0 million in December 2007 and, in March 2008, we funded an additional $30.0 million.  As there is risk to the projected stabilization of the underlying properties, we record the escrow balance at its net present value assuming a 15.0% discount rate.  The additional funding increased the value of the stabilization escrow and the difference between the amount deposited and the incremental value was recognized as a loss of $3.5 million, which we recorded in “Loss from repayment or sale of investments” in the Condensed Consolidated Statement of Operations.  Giving effect to escrow releases (including $22.0 million subsequent to March 31, 2008), the stabilization escrow is fully funded as of April 2008.

C.  Construction Loans to LIHTC Properties

Through a subsidiary, we issue construction loans to LIHTC properties on a short-term basis until the properties are included in the Affordable Housing Group’s investment fund offerings.  These loans are guaranteed by the developers of the LIHTC properties.

NOTE 5 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007

Goodwill	$342,311	$342,667
Other intangible assets, net	99,537	103,077
Mortgage servicing rights, net	56,583	58,529
Total	$498,431	$504,273

A.  Goodwill

The table provided below summarizes information regarding goodwill, which we include in our Corporate segment:

(in thousands)	Total
Balance at December 31, 2007	$342,667
Additions	--
Reductions	(356)
Balance at March 31, 2008	$342,311

The reduction in goodwill relates to the redemption of SCUs (see Note 12).  The deferred tax impact of such redemption effectively reduces the purchase price for the subsidiary they were issued to finance.

B.  Other Intangible Assets

The components of other intangible assets, net for the periods presented are provided below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Amortized intangible assets:
Transactional relationships	16.7	$103,000	$103,000	$36,828	$34,721	$66,172	$68,279
Partnership service contracts	9.4	47,300	47,300	29,014	28,057	18,286	19,243
General partner interests	8.5	6,016	6,016	2,728	2,547	3,288	3,469
Joint venture developer relationships	5.0	4,800	4,800	4,195	3,955	605	845
Mortgage banking broker relationships	5.0	1,080	1,080	667	612	413	468
Weighted average life/subtotal	13.8	162,196	162,196	73,432	69,892	88,764	92,304
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		10,773	10,773	--	--	10,773	10,773
Total other intangible assets, net		$172,969	$172,969	$73,432	$69,892	$99,537	$103,077

	Three Months Ended March 31,
(in thousands)	2008	2007
Amortization expense	$3,540	$4,081

NOTE 6 – Deferred Costs and Other Assets, Net

The components of deferred costs and other assets, net are presented in the table below:

(in thousands)	March 31, 2008	December 31, 2007
Deferred financing and other costs	$39,296	$39,599
Less: Accumulated amortization	(7,733)	(5,176)
Net deferred costs	31,563	34,423
Collateral deposits receivable	66,655	59,957
Interest receivable	8,083	10,550
Fees receivable	15,763	14,057
Furniture, fixtures and leasehold improvements, net	7,786	8,366
Interest rate swaps at fair value (Note 11)	384	--
Other	6,461	13,549
Total	$136,695	$140,902

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Notes Payable

Notes payable included the following:

(in thousands)	March 31, 2008	December 31, 2007
Term loan	$135,000	$140,000
Revolving credit facility	205,000	210,000
CMC warehouse line	66,450	32,302
Multifamily ASAP plus facility	136,632	58,413
Commercial real estate repurchase lines	38,855	56,912
Syndicated corporate debt warehouse line	17,604	5,423
Other	2,711	2,838
Total	$602,252	$505,888

A.  Term Loan and Revolving Credit Facility

As of March 31, 2008, we have a $135.0 million term loan, which matures in December 2008 (the “Term Loan”), and a $245.0 million revolving credit facility, subject to an increase of up to $55.0 million upon an increase in commitments and subject to a step-down to $275.0 million on March 30, 2009) (the “Revolving Credit Facility”), which matures in June 2009, subject to a six-month extension.  In 2008, we received additional commitments of $10.0 million related to the Term Loan and $20.0 million related to the Revolving Credit Facility, which, pursuant to the credit agreement, were used to fund the stabilization escrow (see Note 4) associated with the re-securitization of our mortgage revenue bond portfolio.  On March 31, 2008, we repaid $15.0 million of the Term Loan in accordance with the associated repayment schedule.

B.  Commercial Real Estate Repurchase Lines

In April 2008, the decline in value caused by a Fitch downgrade of retained CMBS certificate collateral (see Note 2) led to a margin call of $7.1 million on one of the repurchase lines, which was paid from available cash.

C.  Covenants

As of March 31, 2008, we believe we were in compliance with all covenants required by our facilities.

NOTE 8 – Financing Arrangements and Secured Financing

Following are the components of financing arrangements and secured financing for the periods presented:

(in thousands)	March 31, 2008	December 31, 2007
Secured financing	$556,405	$548,227
P-FLOATs/RITES	14,275	14,275
Total	$570,680	$562,502

As more fully discussed in our 2007 Form 10-K, the secured financing liability relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale.

In April 2008, the outstanding P-FLOATS/RITES amount was repaid in connection with the redemption of the underlying mortgage revenue bond (see Notes 2 and 21).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following for the periods presented:

(in thousands)	March 31, 2008	December 31, 2007
Deferred revenues	$91,904	$100,610
Transactions costs payable	35,014	35,314
Interest rate swaps at fair value (Note 11)	69,193	50,445
Distributions payable	22,376	41,016
Accounts payable	14,552	15,976
Salaries and benefits	10,737	30,513
Accrued fund organization and offering expenses	7,227	8,484
Escrow/deposits payable	4,963	5,641
Accrued interest payable	7,488	1,334
Unsettled investments	186	15,000
Income tax reserves	2,438	2,442
Other	10,776	6,477
Total	$276,854	$313,252

NOTE 10 – Fair Value Disclosures

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value (emphasizing fair value as a market-based measurement) and expands disclosures about fair value measurements.  To comply with the provisions of SFAS 157, we incorporate credit value adjustments, where appropriate, to reflect both our own non-performance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  The adoption of SFAS 157 as of January 1, 2008 resulted in a $4.2 million reduction in the fair value of our free-standing interest rate swaps (see Note 11), which we recorded as a reduction of interest expense and a $0.7 million increase in the fair value of cash flow hedges, which we recorded as a component of accumulated other comprehensive income.  The FASB deferred the effective date of SFAS 157 with respect to non-financial assets and liabilities measured on a non-recurring basis.  We will be subject to those requirements as of January 1, 2009.

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by SFAS 157.  The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2008, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Level 1	Level 2	Level 3		Balance as of March 31, 2008

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$285,957	$		$285,957
Series B	--	--		150,761	150,761
Mortgage revenue bonds	--	--		352,914	352,914
Retained CMBS certificates (1)	--	--		73,672	73,672
CMBS	--	--		11,413	11,413
Syndicated corporate debt	19,054	--		--	19,054
Marketable securities	3,107	--		--	3,107
Total available-for-sale investments	$22,161	$285,957		$588,760	$896,878
Derivatives	$--	$384		$--	$384
Liabilities
Derivatives	$--	$69,193		$--	$69,193

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$204,884		$--	$204,884
Mortgage servicing rights	--	--		56,583	56,583
(1) See Note 2 regarding a decline in the fair value of certain of these investments subsequent to March 31, 2008.

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets (more fully described in our 2007 Form 10-K):

Series A-1 Freddie Mac certificates:
The Series A-1 Freddie Mac Certificates are fixed rate, credit enhanced certificates that have terms consistent with preferred shares of our Centerline Equity Issuer Trust I (“Equity Issuer”) subsidiary.

Series B Freddie Mac certificates:
We determine fair value of the Series B Freddie Mac Certificates, which represent the retained residual interests in connection with the December 2007 re-securitization of our mortgage revenue bond portfolio, based upon a discounted cash flow model that follows the contractual provisions of the certificates.  The significant assumptions of the valuation include projecting the cash flows of the underlying mortgage revenue bonds and an appropriate discount rate.

Mortgage Revenue bonds:
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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Retained CMBS certificates and CMBS:
We generally estimate fair value of CMBS and similar retained interests based on market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active.

The Company performs additional analysis on prices received based on broker quotes.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating.  We utilize this process to validate the prices received from brokers.

Syndicated corporate debt and marketable securities:	We estimate fair value based on readily available market prices.
Derivatives:
The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curve) derived from observable market interest rate curves.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as thresholds and guarantees.

Mortgage loans held for sale
We record mortgage loans held for sale at the lower of cost or market.  As we originate loans held for sale only when we have a firm sale commitment for the principal amount of the loan, we carry these loans at their respective principal balances.

Mortgage servicing rights
Although we have elected to account for our mortgage servicing rights under the amortized method, they are originally recorded at fair value and we value the portfolio annually for the purpose of testing for impairment.  We obtain valuations of originated mortgage servicing rights from a third-party valuation specialist.  The inputs include contractual servicing fees, our projected cost to service as well estimates of default rates, prepayment speeds and an appropriate discount rate.  While there is an active market for similar assets and certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Freddie Mac Certificates Series B	Mortgage revenue bonds		Retained CMBS certificates	CMBS	Total

Balance at January 1, 2008	$153,468	$376,432		$75,328	$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings	--	(6,832)		--	--	(6,832)
Included in other comprehensive income	(960)	(884)		204	(5,775)	(7,415)
Amortization or accretion	(1,420)	38		(1,860)	163	(3,079)
Purchases, issuances, settlements and other adjustments	(327)	(15,840)		--	3,664	(12,503)
Net transfers in and/or out of Level 3	--	--		--	--	--
Balance at March 31, 2008	$150,761	$352,914		$73,672	$11,413	$588,760

Amount of total gains ( losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$--	$(6,832	)(1)	$--	$--	$(6,832)

(1)	Recorded in “Impairment of Mortgage Revenue Bonds and Other Assets” in the Condensed Consolidated Statement of Operations.

Both observable and unobservable inputs may be used to determine the fair value of positions that we classified within the Level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long–dated volatilities) inputs.

For SFAS 157 disclosures related to our Consolidated Partnerships, see Note 18.

NOTE 11 – Financial Risk Management and Derivatives

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments.  While we carry derivative instruments in both categories at their estimated fair values on our Condensed Consolidated Balance Sheets, the change in those fair values are recorded differently.  To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders’ equity.  If deemed ineffective, we record the amount considered ineffective in the Condensed Consolidated Statement of Operations if the ineffectiveness is within the limits allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.  If the ineffectiveness exceeds the allowable limit, we would record the entire fair value (and subsequent changes) in our Condensed Consolidated Statement of Operations.  When we terminate a derivative that we have accounted for as a hedge (or determine that the hedged transaction is no longer likely to occur), we reclassify any unrealized gains or loss in accumulated other comprehensive income and recognize it in our Condensed Consolidated Statement of Operations.  With respect to the free-standing derivatives, we include all changes in their fair value in our Condensed Consolidated Statements of Operations.

A.  Cash Flow Hedges of Debt

Our Term Loan and the Revolving Credit Facility (see Note 7) incur interest expense at variable rates, exposing us to interest rate risk.  We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk.  We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our credit facility through the use of an interest rate swap indexed to LIBOR.  Under the swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the LIBOR index.  The swap outstanding at March 31, 2008, had a notional amount of $275.0 million, expires in August 2009 and has a fixed rate of 5.25%.  The average LIBOR rate was 3.28% in 2008.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through our Commercial Real Estate Group, we entered into four cash flow hedging instruments to manage the interest rate risk of planned debt offerings by a CMBS fund.  The swaps outstanding at March 31, 2008 had an aggregate notional amount of $112.2 million, expire at various dates from August 2017 to March 2022 and have a weighted average fixed rate of 5.63%.

At inception, we designated these swaps as cash flow hedging instruments, with the hedged item being the variable interest payments on our variable-rate debt.  On an ongoing basis, we assess whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing.  Amounts in accumulated other comprehensive income (loss) are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.  Since we are hedging the variable interest payments in our variable-rate debt, the forecasted transactions are the interest payments.  An inherent risk of these swap agreements is the credit risk related to the counterparty’s ability to meet the terms of the contracts with us.

We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of March 31, 2008 (see Note 18).

B.  Free Standing Derivatives

Through our Affordable Housing Group, we are party to 26 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  Under the terms of these agreements, we pay a variable rate of interest and receive interest at fixed rates equal to those of the related bonds. Due to the re-securitization of the related mortgage revenue bonds in December 2007, these swaps are now deemed to be free-standing derivatives.  At March 31, 2008, these swaps had an aggregate notional amount of $281.4 million, a weighted average interest rate of 6.10% and a weighted average remaining term of 14.3 years.

Through our Commercial Real Estate Group, we entered into seven interest rate swap agreements in connection with a CMBS fund that closed in 2007.  At March 31, 2008, these swaps had an aggregate notional amount of $230.5 million, a weighted average interest rate of 5.77% and a weighted average remaining term of 9.4 years.

C.  Financial Statement Impact

Presented below are amounts included in Interest expense on the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended March 31,
(in thousands)	2008	2007
Interest payments – cash flow hedges	$5,223	$4
Interest receipts – cash flow hedges	(3,207)	(688)
Change in fair value of free- standing derivatives	8,949	690
Ineffectiveness	200	200
Interest expense, net	$11,165	$206

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  The amounts recorded were as follows:

(in thousands)	March 31, 2008	December 31, 2007
Net asset position	$384	$--
Net liability position	$69,193	$50,445

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We estimate that $7.6 million of the net unrealized loss included in accumulated other comprehensive income will be reclassified into interest expense within the next twelve months.

NOTE 12 – Minority Interests in Consolidated Subsidiaries, net of tax

Minority interests in consolidated subsidiaries consisted of the following for the periods presented:

(in thousands)	March 31, 2008	December 31, 2007

Convertible Special Common Units (“SCUs”) of a subsidiary; 14,131 outstanding in 2008 and 14,298 outstanding in 2007	$151,595	$165,717
Convertible Special Common Interests (SCIs”) of a subsidiary; 268 outstanding in 2008 and 2007	3,805	3,984
Other	8,718	7,015
Total	$164,118	$176,716

Loss allocated to minority interests, net of tax, was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
SCUs	$(9,933)	$(5,956)
SCIs	(134)	(76)
Special Membership Units (“SMUs”)	--	(79)
Other	(90)	(6)
Total	$(10,157)	$(6,117)

All SMUs were redeemed by their holders by December 31, 2007.

Conversions

Holders of SCUs redeemed units as follows:

Three Months Ended March 31,	Number redeemed	Common shares issued	Cash paid
			(in thousands)
2007	132,000	--	$2,802

2008	166,120	166,120	--

For any SCU redemptions, we also redeemed the special preferred voting shares related to the converted SCUs at par ($0.01 per share).

Other

“Other” minority interests at March 31, 2008, primarily represent the 10% interest in Centerline Financial Holdings, LLC, (“CFH”) owned by Natixis Capital Markets North America, Inc. (“Natixis”).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13– Redeemable Securities

Redeemable securities consisted of the following for the periods presented:

(in thousands)	March 31, 2008			December 31, 2007
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$85,095	5,593	5,529	$13,893	974	652
Redeemable CRA Shares	4,544	271	--	4,502	271	--
Convertible Redeemable CRA Preferred Shares	47,739	1,020	1,109	--	--	--
Redeemable CRA Preferred Shares	51,813	1,100	--	51,493	1,100	--
11.0% Cumulative Convertible Preferred Shares	130,585	11,217	12,208	--	--	--
Total	$319,776	19,201	18,846	$69,888	2,345	652

A.  Redeemable CRA Shares

As further discussed in the 2007 Form 10-K, in December 2007, we entered into option agreements with certain of our Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) shareholders and 4.4% Cumulative Perpetual Convertible CRA Preferred shareholders.  The option agreements allow us to redeem the shares at their initial issuance prices, or otherwise for the shareholders to redeem the shares after specified dates at the same price.  Effective January 1, 2008, and March 31, 2008, we entered into additional option agreements with respect to these classes of shares.   In connection with the execution of these agreements, we reclassified the shares outside of permanent equity at fair value and recorded a charge to shareholders’ equity for the difference between that fair value and the carrying basis of the shares. Subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price as a reduction of shareholders’ equity.  For the quarter ended March 31, 2008, the charges to shareholders’ equity were $11.9 million.

B. 11.0% Cumulative Convertible Preferred Shares

In January 2008, we issued 11.2 million 11.0 % Cumulative Convertible Preferred Shares, Series A-1 (“11.0% Preferred Shares”) in a private placement.  The issue was purchased by an affiliate of The Related Companies, LP (“TRCLP”), a company controlled by our Chairman.  The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares (at $10.75 per share) and are entitled to voting rights as if converted into common shares.  Proceeds of the issuance were $130.6 million, net of offering costs of $0.6 million.

The 11.0% Preferred Shares are mandatorily redeemable in January 2018.  Under certain conditions, we may force conversion into our common shares beginning January 2013; otherwise, if certain events occur, the holders may redeem the shares prior to the mandatory redemption date.  As such, we classify the shares outside of permanent equity.

In March 2008, we commenced a rights offering that entitled shareholders to purchase these shares, with the TRCLP affiliate retaining all shares not purchased as part of the rights offering.  The rights offering concluded in April 2008; shareholders purchased 0.4 million shares for $4.4 million and we redeemed the same number of shares from the TRCLP affiliate.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – Comprehensive Income

Components of comprehensive (loss) income were as follows:

	Three months Ended March 31,
(In thousands)	2008	2007

Net loss	$(21,639)	$(14,745)
Net unrealized loss on interest rate derivatives	(9,209)	(1,200)
Net unrealized loss on marketable securities and other investments:
Unrealized loss during the period	(6,759)	(1,880)
Reclassification adjustment to net income	1,192	--
Net unrealized (loss) gain on equity investees	(148,154)	240
Net unrealized (loss) gain on mortgage revenue bonds:
Unrealized (loss) gain during the period	(7,500)	27,036
Reclassification adjustment to net income	6,831	16,447
Comprehensive (loss) income	$(185,238)	$25,898

NOTE 15 – General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2008	2007
Salaries and benefits	$26,731	$36,860
Professional fees	4,251	2,425
LIHTC Fund origination and property acquisition	2,252	1,690
Other general and administrative	10,668	15,548
Total	$43,902	$56,523

NOTE 16 – Earnings per Share (“EPS”)

Prior to the execution of the option agreements described in Note 13, we treated our common and Convertible CRA Shares as a single class in applying SFAS No. 128, Earnings per Share (“SFAS 128”). Weighted average shares outstanding included common shares and those Convertible CRA Shares (prior to execution of an option agreement), as the Convertible CRA Shares have the same economic benefits as the common shares.  Income for the calculation represented net income or loss less dividends for our preferred shares.

Subsequent to the execution of those option agreements, our calculation of EPS incorporates provisions of EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-6”), which establishes standards regarding the computation of EPS when securities other than common stock contractually entitle the holder to participate in dividends and earnings of the Company (“Participating Securities”). EITF 03-6 requires earnings available, after deduction of preferred dividends and dividends to the holders of Participating Securities, to be allocated between the common and Participating Security shareholders. In addition, the difference between the carrying amounts of redeemable securities and the exercise price of put options for those shares is deducted from net loss to calculate net income allocable to shareholders.

Basic EPS is then calculated by dividing income allocable to common shareholders by the weighted average number of shares outstanding.  Net losses are not allocated to Participating Security shareholders. EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore the following EPS amounts only pertain to our common shares and non-redeemable Convertible CRA shares.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method.  The 4.4% Convertible CRA Preferred Shares, the 11.0% Preferred Shares and our subsidiaries’ convertible equity units are not included in the calculation as their assumed conversions would be anti-dilutive for the periods presented.

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007

Numerator:
Net loss	$(21,639)	$(14,745)
Preferred dividends for 4.4% CRA Preferred shares and 11.0% Preferred shares	(4,036)	(1,188)
Dividends for redeemable securities	(983)
Undistributed loss	(26,658)	(15,933)
Effect of redeemable share conversions	(11,920)	--
Net loss for EPS calculations	$(38,578)	$(15,933)

Denominator:
Weighted average shares outstanding – basic and diluted (1)	50,754	57,957

Calculation of EPS:

Net loss as computed above	$(38,578)	$(15,933)
Weighted average shares outstanding – basic and diluted (1)	50,754	57,957
Net loss per share – basic and diluted	$(0.76)	$(0.27)

(1)
In accordance with SFAS No. 128, 1.0 million common share equivalents have been excluded from the Diluted EPS calculation in the 2007 period, as we reported a net loss after preferred dividends.  There were no common share equivalents in the 2008 period.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 – Related Party Transactions

Investments in and Loans to Affiliates

The components of investments in and loans to affiliates are presented in the table below:

(in thousands)	March 31, 2008	December 31, 2007
Loan to AMAC	$78,831	$77,685
Interest receivable on AMAC loan	392	529
Investment in AMAC common and preferred shares	5,912	6,910
Co-investment in CUC	4,145	4,184
Due from partnerships, net	9,206	8,300
Fees receivable, net	6,578	9,567
Total	$105,064	$107,175

Note:  The above table does not include our co-investments in the consolidated CMBS and High-Yield Debt Fund Partnerships as the amounts are eliminated in consolidation.  The carrying amount of these co-investments, net of our share of accumulated other comprehensive loss, totaled $19.1 million as of March 31, 2008, and $36.1 million as December 31, 2007.

Income Statement Impact

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

	Three Months Ended March 31,
(in thousands)	2008	2007
AMAC asset management and incentive managements fees and expense reimbursements	$548	$1,007
AMAC credit facility interest income	$1,240	$97
AMAC servicing fee income	$89	$130
Equity in loss of AMAC	$(1,994)	$--
TRCLP shared service fee expense	$--	$(143)
TRCLP property management services expense	$(1,137)	$(1,073)

A.  AMAC

Through one of our subsidiaries, we manage the operations of AMAC.  As more fully discussed in our 2007 Form 10-K, we also own AMAC common and preferred shares.  No additional interests have been purchased during 2008.  We account for this investment utilizing the equity method as we can exercise significant influence over AMAC’s financial and operating policies via our advisory agreement.

Our revolving credit facility to AMAC has a maximum capacity of $80.0 million and expires in June 2008 with a one year optional extension.  This facility, bearing interest at LIBOR plus 3.0%, is used by AMAC to purchase new investments and for general corporate purposes.  Income we earn from this facility is included in “Other interest income” in the Condensed Consolidated Statements of Operations.  In the opinion of management, the terms of this facility were consistent with similar transactions with independent third parties at the time of execution.  If the line is extended, management expects that new terms will likewise be consistent with transactions with independent third parties.

During 2007, AMAC suspended investment activity due to volatility in credit markets that led to significant margin calls on its debt facilities and interest rate swaps.  As a result, it sold certain assets, recorded impairment charges on others and recorded a substantial net loss.  In addition, AMAC has recorded unrealized losses on some of its remaining assets and interest rate derivatives.  Due to the equity losses, we have recorded our allocable share of AMAC’s unrealized losses, the carrying value of our investment in its common shares was reduced to zero and the carrying value of our preferred investment was reduced from $7.0 million to $5.9 million.  Dividends, when received, are recorded as a return of capital.  Although AMAC has notified us that it is in default under the covenants of the line of credit, interest payments for the line of credit are current and we have not exercised our rights to demand repayment as we believe the advances are recoverable.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We serve as the collateral manager for AMAC’s $400.0 million collateralized debt obligation (“CDO”) and service all of the loans in AMAC’s investment portfolio, performing all primary and special servicing functions.  Pursuant to the servicing agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in “Fee income” in the Condensed Consolidated Statements of Operations.

During 2006, Centerline Real Estate Special Situations Mortgage Fund, LLC (“CRESS”) entered into a co-investment agreement with AMAC whereby both participate in investment opportunities that are originated by our subsidiaries and meet mutual investment criteria.  A portion of CRESS’ 2008 and 2007 investments were made pursuant to this agreement.

During the three months ended March 31, 2008, CRESS purchased investments with a principal amount of $33.4 million from AMAC for a purchase price of $31.7 million, consistent with transactions with independent third parties.

B.  The Related Companies, L.P.

General and administrative expenses in the 2007 period include shared service fees paid or payable to TRCLP.  This shared services agreement was terminated in June 2007.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in LIHTC Fund Partnerships we manage and are included in “Other expenses of consolidated partnerships” in the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2008, LIHTC Fund Partnerships that we consolidate provided equity financing to properties developed by a subsidiary of TRCLP.  CRESS funded an additional $2.8 million on two loans secured by properties developed by TRCLP.

In January 2008, we issued $131.1 million of our convertible preferred shares to a company affiliated with TRCLP (see Note 13).

C.  Co-investment in CUC

CUC is an investment fund with the California Public Employees Retirement System (“CalPERS”) as majority investor, focusing on investments in multifamily properties in major urban markets.  Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested (see Note 20 regarding future funding commitments).

D.  Due from Partnerships, Net

Due from partnerships represents loans advanced to investment funds that we sponsor.  A portion of these advances relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development and for which we assumed the general partner interest (see Note 20).  As we consolidate the majority of investment funds we sponsor, the above balances are net of eliminations of $42.0 million at March 31, 2008, and $48.9 million at December 31, 2007.

E.  Other

Substantially all fund origination revenues in the Affordable Housing Group are received from LIHTC Fund Partnerships we have originated and manage, many of which comprise the partnerships that we consolidate.  While our affiliates hold equity interests in the investment funds’ general partner and/or managing member/advisor, we have no direct investments in these entities and we do not guarantee their obligations.  We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors and we receive all fee income to which these entities are entitled.

In connection with the 2002 refinancing of a property partly owned by our Chairman, we entered into an agreement which allows a revenue bond to be put to us should the owner of the underlying property default on the bond.  We, in turn, entered into agreements which allow us to put the bond to the general partners of the owner who are our affiliates controlled by our Chairman.  This right is secured by collateral assignments of the general partners’ partnership interests in the limited partnership which owns the underlying property.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Consolidated Partnerships

Financial information for the LIHTC Fund and Property Partnerships is as of December 31, 2007, the most recent reliable date.  Information with respect to the CMBS Fund and High-Yield Debt Fund Partnerships is as of March 31, 2008.

Assets and liabilities of consolidated partnerships consisted of the following:

	March 31, 2008			December 31, 2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Available-for-sale
CMBS	$--	$877,128	$877,128	$--	$1,235,059	$1,235,059
Retained CMBS certificates	--	479,461	479,461	--	482,424	482,424
CDO equity	--	138,506	138,506	--	65,060	65,060
	--	1,495,095	1,495,095	--	1,782,543	1,782,543
Equity Method
Equity interests in LIHTC properties	4,256,384	--	4,256,384	4,178,206	--	4,178,206
Other
Mortgage loans held for investment	--	338,806	338,806	--	336,322	336,322
Other investments	69,515	--	69,515	78,055	--	78,055
	69,515	338,806	408,321	78,055	336,322	414,377
Total investments held by consolidated partnerships	4,325,899	1,833,901	6,159,800	4,256,261	2,118,865	6,375,126
Land, buildings and improvements, net	704,853	--	704,853	661,380	--	661,380
Other assets	281,131	101,662	382,793	290,076	81,659	371,735
Total assets	$5,311,883	$1,935,563	$7,247,446	$5,207,717	$2,200,524	$7,408,241
Financing arrangements	$--	$1,123,001	$1,123,001	$--	$1,122,906	$1,122,906
Notes payable	409,855	295,000	704,855	422,904	35,463	458,367
Repurchase agreements	--	103,373	103,373	--	416,059	416,059
Due to property partnerships	957,311	--	957,311	970,602	--	970,602
Other liabilities	168,805	30,064	198,869	177,979	15,041	193,020
Total liabilities	$1,535,971	$1,551,438	$3,087,409	$1,571,485	$1,589,469	$3,160,954

A.  CMBS

The CMBS Fund Partnerships invest in and hold CMBS investments.  CMBS investments held by these partnerships comprised the amounts noted below as of March 31, 2008:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security rating:
BBB+	$17,000	$17,000	$--	$(13,480)	$3,520	0.4%
BBB	96,539	83,051	--	(46,318)	36,733	4.2
BBB-	303,665	296,709	--	(147,753)	148,956	17.0
BB+	328,213	274,918	--	(147,373)	127,545	14.5
BB	280,769	227,063	--	(129,457)	97,606	11.1
BB-	324,646	231,329	190	(126,178)	105,341	12.0
B+	238,257	148,562	722	(84,629)	64,655	7.4
B	185,569	107,891	1,161	(58,852)	50,200	5.7
B-	229,746	99,835	--	(45,553)	54,282	6.2
Non-rated	970,989	295,941	--	(107,651)	188,290	21.5
Total	$2,975,393	$1,782,299	$2,073	$(907,244)	$877,128	100.0%

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2008
Number	264	63	327
Fair value	$688,643	$174,271	$862,914
Gross unrealized losses	$902,505	$4,739	$907,244

The unrealized losses are due to widening interest rate spreads as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

B.  Retained CMBS Certificates

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in retained certificates held by these partnerships comprised the amounts noted below as of March 31, 2008:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security rating:
AAA	$147,900	$144,523	$3,120	$(3,811)	$143,832	30.0%
AA+	51,100	49,189	784	(1,683)	48,290	10.1
AA	15,400	16,210	--	(1,525)	14,685	3.1
A+	62,600	62,698	--	(5,156)	57,542	12.0
A	66,500	71,455	--	(4,022)	67,433	14.1
A-	30,700	28,603	--	(2,383)	26,220	5.5
BBB+	84,138	75,312	--	(20,799)	54,513	11.4
BBB	28,781	24,271	--	(12,759)	11,512	2.4
BBB-	40,294	31,840	--	(17,737)	14,103	2.9
BB+	47,820	23,097	--	(11,142)	11,955	2.5
BB	12,158	5,231	--	(2,434)	2,797	0.6
BB-	12,157	4,727	--	(2,296)	2,431	0.5
B+	21,073	7,281	--	(3,488)	3,793	0.8
B	11,348	2,794	--	(1,092)	1,702	0.4
B-	12,158	2,244	--	(785)	1,459	0.3
Non-rated	183,686	7,501	1,323	(262)	8,562	1.7
Non-rated interest only	--	4,661	3,971	--	8,632	1.7
Total	$827,813	$561,637	$9,198	$(91,374)	$479,461	100.0%

At March 31, 2008, the non-rated interest only certificates had combined notional amounts of $1.3 billion.

Unrealized losses presented above do not include $20.9 million of unrealized losses that a CMBS Fund Partnership recognized as an impairment charge in 2007 or an additional $0.7 million recognized in the first quarter of 2008.  The CMBS Fund Partnership is scheduled to liquidate in the next two years and may not hold the assets until recovery.

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
March 31, 2008
Number	23	7	30
Fair value	$247,319	$216,489	$463,808
Gross unrealized losses	$84,249	$7,125	$91,374

The unrealized losses are due to widening interest rate spreads as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  CDO Equity

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security rating:
BBB	$9,750	$9,449	$--	$(1,933)	$7,516	5.4%
BBB-	28,450	27,054	--	(10,211)	16,843	12.2
BB+	42,300	40,084	--	(16,994)	23,090	16.7
BB	17,412	16,362	--	(6,779)	9,583	6.9
BB-	11,325	10,511	--	(4,481)	6,030	4.4
B+	18,575	17,096	--	(7,877)	9,219	6.7
B	7,124	6,302	--	(1,789)	4,513	3.3
B-	17,325	16,486	--	(9,154)	7,332	5.3
Non-rated	101,619	89,634	--	(35,254)	54,380	39.1
Total	$253,980	$232,978	$--	$(94,472)	$138,506	100.0%

During the first quarter of 2008, the High-Yield Debt Fund Partnership purchased CDO equity investments with a face amount of $148.1 million for a purchase price of $129.5 million.

The unrealized losses (all of which have been in an unrealized loss position for less than 12 months) are due to widening credit spreads as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The High-Yield Debt Fund Partnership has the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

D.  Equity Interests in LIHTC Properties and Due to Property Partnerships

The LIHTC Fund Partnerships invest in property level partnerships that neither we nor the LIHTC Fund Partnerships control and which, therefore, we do not consolidate.  “Equity interests in LIHTC properties” represents the limited partner equity investments in those property level partnerships.  “Due to property partnerships” represents the unfunded capital commitments of the LIHTC Fund Partnerships in those property partnerships.  As those commitments are funded, the “Equity interests in LIHTC properties” balance increases and the “due to property partnerships” balance decreases.

E.  Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  The aggregate carrying values, allocated by product type and weighted average coupons, of mortgage loans held for investment held by that Partnership as of March 31, 2008, are presented in the table below:

(dollars in thousands)	Total Commitment	Carrying Value	Allocation by Product Type	Fixed Rate Average Yield	Variable Rate Average Yield
Product Type:
Bridge loans, variable rate	$15,000	$12,359	3.8%	--%	5.69%
Bridge loans, fixed rate	43,426	41,430	10.9	7.24	--
Subordinated notes, variable rate	46,800	35,052	11.7	--	7.03
Subordinated notes, fixed rate	23,375	21,314	5.8	8.17	--
Mezzanine loans, variable rate	176,426	137,670	44.2	--	7.26
Mezzanine loans, fixed rate	92,917	89,642	23.3	9.79	--
First mortgage, fixed rate	1,497	1,339	0.3	6.63	--
Total / Average	$399,441	$338,806	100.0%	8.85%	6.66%

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

F.  Financing Arrangements/Notes Payable/Repurchase Agreements/Financial Risk Management and Derivatives

The Fund Partnerships use these debt facilities to finance investment activity.

In February 2008, one of the CMBS Fund Partnerships received loans of $295.0 million from certain members of the fund (excluding $22.3 million from us).  The loans are for a two year term, subject to two one-year extensions upon approval of all lenders (excluding us) and bear interest at a fixed rate of 14.0% (and a portion may be paid-in-kind although the fund has paid interest in cash thus far).  Proceeds from the loan were used to repay all outstanding repurchase agreement and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the Fund Partnership.

In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated as discussed below.

Other changes in the balances since December 31, 2007, are due to transactions undertaken in the ordinary course of business.

G.  Financial Risk Management and Derivatives

In connection with the termination of a repurchase agreement financing as discussed above, the fund terminated seven interest rate swap contracts with a total notional amount of $187.8 million that were designated as cash flow hedges against future interest payments on the fund’s future long-term borrowings.  The termination of these swap contracts resulted in a realized loss of approximately $14.1 million which is included in other comprehensive income.  In addition, during the first quarter of 2008, the High-Yield Debt Fund terminated all of its cash flow hedges with total notional value of $73.2 million.  Termination costs of $5.6 million were paid at the time of termination and remains in the fund’s other comprehensive income.  These termination amounts included in other comprehensive income will be amortized into interest expense by the funds over the remaining lives of the terminated swap agreements as long as it is probable that there will be interest payments made on variable-rate debt throughout this term.  Management believes that future financing transactions for the funds continue to be probable and the cash flow hedge designations associated with the future debt transactions continue to be appropriate.

H.  Revenues and Expenses

Revenues and expenses of consolidated partnerships consisted of the following:

	Three Months Ended March 31,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$2,984	$67,152	$70,136	$3,531	$31,369	$34,900
Rental income	16,989	--	16,989	12,151	--	12,151
Other revenues	1,550	92	1,642	1,560	137	1,697
Total revenues	$21,523	$67,244	$88,767	$17,242	$31,506	$48,748
Interest expense	$3,024	$31,868	$34,892	$7,185	$15,127	$22,312
Asset management fees	8,092	--	8,092	6,339	--	6,339
Property operating expenses	6,857	--	6,857	5,890	--	5,890
General and administrative expenses	5,594	415	6,009	5,240	554	5,794
Depreciation and amortization	7,282	2,244	9,526	6,089	597	6,686
Other expenses	1,374	--	1,374	742	185	927
Subtotal	29,199	2,659	31,858	24,300	1,336	25,636
Total expenses	$32,223	$34,527	$66,750	$31,485	$16,463	$47,948

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

I.  Fair Value Disclosures

Valuation methodologies applied by our Consolidated Partnerships are consistent with those described in Note 10 for CMBS, retained CMBS certificates and derivatives. The valuation methodology followed for investments in CDO equity is consistent with that applied to investments in CMBS.

The following tables present the information about assets and liabilities of consolidated partnerships measured at fair value on a recurring basis as of March 31, 2008:

(dollars in thousands)	Level 1	Level 2	Level 3	Balance as of March 31, 2008

Available-for-sale investments:
CMBS	$--	$--	$877,128	$877,128
Retained CMBS certificates	--	--	479,461	479,461
CDO equity	--	--	138,506	138,506
Total available-for-sale investments	$--	$--	$1,495,095	$1,495,095
Liabilities
Derivatives (included in “Other liabilities of consolidated partnerships”)	$--	$17,651	$--	$17,651

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

(dollars in thousands)	CMBS	Retained CMBS certificates		CDO equity	Total

Balance at January 1, 2008	$1,235,059	$482,424		$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings	--	(688)		--	(688)
Included in other comprehensive income	(406,520)	(3,037)		(56,490)	(466,047)
Amortization or accretion	1,049	762		415	2,226
Purchases, issuances, settlements and other adjustments	47,540	--		129,521	177,061
Net transfers in and/or out of Level 3	--	--		--	--
Balance at March 31, 2008	$877,128	$479,461		$138,506	$1,495,095

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$--	$(688	)(1)	$--	$--

(1)	Included in “Other Income (Loss) – Investments Held by Consolidated Partnerships” in the Condensed Consolidated Statement of Operations.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  As a result, the unrealized gains and losses for assets within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long–dated volatilities) inputs.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 19 – Business Segments

We manage our operations through six reportable segments including two segments not involved in direct operations.  Our four operating segments include:

Affordable Housing, which brings together the users and providers of debt and equity capital to the affordable multifamily rental industry;

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

We consolidate certain funds we control, notwithstanding the fact that we may only have a minority economic interest in such entities.  For segment purposes, the Consolidated Partnerships segment includes the investment fund partnerships we originate and manage through the Affordable Housing and Commercial Real Estate Groups and certain property partnerships, all of which we are required to consolidate in accordance with various accounting pronouncements.  The Consolidated Partnerships invest in LIHTC properties, high-yield CMBS, CDO equity and high-yield debt.  In addition to these five segments, we separately show our Corporate Group, which includes our executive, central administrative, finance and risk policy functions.

Segment results include all direct and contractual revenues and expenses of each segment and allocations of indirect expenses based on specific methodologies.  These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The table below includes Adjusted Net Income, and a reconciliation from Adjusted Net Income to GAAP net income, as Adjusted Net Income is the performance measure used by our chief decision-maker for purposes of measuring performance and capital allocation.  We define Adjusted Net Income as net income pursuant to GAAP and adjusted for non-cash amortization of acquired intangible assets and acquisition related, share-based compensation.  There is no generally accepted methodology for computing Adjusted Net Income, and our computation of Adjusted Net Income may not be comparable to similar measurements reported by other companies.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2008	2007
Revenue
Affordable Housing	$43,448	$62,580
Commercial Real Estate	14,344	15,002
Portfolio Management	11,384	13,983
Credit Risk Products	2,303	3,392
Corporate	6,331	6,621
Consolidated Partnerships	88,767	48,748
Elimination of intersegment transactions	(32,390)	(33,161)
Consolidated Revenues	$134,187	$117,165
Depreciation and Amortization
Affordable Housing	$498	$255
Commercial Real Estate	3,088	4,561
Portfolio Management	1,273	1,544
Credit Risk Products	36	17
Corporate	7,006	4,721
Consolidated Depreciation and Amortization	$11,901	$11,098
Depreciation and Amortization of Consolidated Partnerships	$9,526	$6,686
Adjusted Net Income (Loss)
Affordable Housing	$1,991	$(7,192)
Commercial Real Estate	(5,253)	(1,521)
Portfolio Management	3,620	5,946
Credit Risk Products	(3,143)	6
Corporate	(14,863)	(4,815)
Consolidated Partnerships	7,364	7,068
Eliminations	(7,478)	(8,214)
Total Adjusted Net Loss	(17,762)	(8,722)
Amortization of acquired intangible assets, net of minority interests	(2,476)	(2,677)
Amortization of acquisition-related share-based compensation, net of minority interests	(1,401)	(3,346)
Net loss	$(21,639)	$(14,745)

NOTE 20– Commitments and Contingencies

PRS/CRG/ERC

PRS/CRG

PRS Companies (“PRS”) and Capital Realty Group (“CRG”) were sponsors of certain property partnerships for which we held mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity, and a construction affiliate of PRS served as general contractor for most of these partnerships.  Due to financial difficulties experienced by PRS and its construction affiliate, we ceased our business dealings with PRS and acquired the general partner interest in certain partnerships sponsored by PRS as part of agreements reached in April 2005 (the “PRS Partnerships”).  There were two additional projects for which the PRS construction affiliate was general contractor (the “GCG Partnerships”) for which the general partner interest owned by PRS or an affiliate were transferred to us at the same time.

Likewise, we entered into agreements in April 2005 with CRG with respect to certain partnerships in which CRG served as sponsor (the “CRG Partnerships”).  The PRS financial difficulties created construction finance shortfalls that created liquidity problems for these partnerships as well.  In December 2006, we entered into an additional agreement with CRG to transfer to us the general partner interests held by CRG in four additional properties.  This agreement included the termination of certain rights retained by CRG with respect to the CRG Partnerships in the 2005 Agreements and we have ceased our business dealings with CRG.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The PRS Partnerships, GCG Partnerships, and CRG Partnerships are set out in the table below.

In August 2007, we entered into a letter of intent for a developer to acquire the general partnership interests in nine of the PRS partnerships located in Atlanta, Georgia.  Under the proposed arrangement, the acquirer will manage the projects and we will fund a fixed amount of advances, after which we will jointly fund any required advances with the acquirer.  We will also jointly share fees and cash flow payable to the general partners of the projects.  We anticipate that the sale of the general partner interest in the projects will close in the second quarter of 2008.

ERC

To protect our interests in properties for which we had provided debt or equity financing, in October 2006 we reached an agreement with ERC, Inc. (a developer) to acquire its general partner interests in partnerships it had sponsored.  Those partnerships are also summarized in the table below.

We have advanced funds to the partnerships after the takeover to cover operating costs until the properties achieve stabilization.  Future equity payments and proceeds from the sale of the general partner interests due from these partnerships will help offset the advances.

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

Summary of Impact

The partnerships are summarized as follows:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Number	Centerline Capital Sponsored Fund is Equity Partner	Included in Credit Intermediated Funds	Centerline Holds GP Interest	Third Parties Provided Equity
	PRS Partnerships
Lease-Up	11	6	4	6	5
Stabilized	2	--	--	--	2
Subtotal	13	6	4	6	7

	CRG Partnerships
Construction	1	1	1	1	--
Rehab	1	1	1	1	--
Lease-Up	4	4	2	3	--
Stabilized	3	3	2	1	--
Subtotal	9	9	6	6	--

	GCG Partnerships
Lease-Up	2	2	1	--	--
Subtotal	2	2	1	--	--

	ERC Partnerships
Construction	1	1	1	1	--
Lease-Up	13	13	12	13	--
Stabilized	4	4	2	4	--
Subtotal	18	18	15	18	--
Total	42	35	26	30	7

Our potential exposure falls into two categories as follows:

Cash required to bring the properties to break-even operation – As of March 31, 2008, advances outstanding totaled $39.7 million, net of reserves.  These advances, and additional loans, are assessed periodically for collectability.  At present, we do not anticipate that any of the remaining advances would require a charge to expense, although as the strategy with respect to any property is implemented, circumstances may require a change in that outlook.

The current marketing plan is to sell the general partner interests in the above referenced assets over the course of the next twelve months.  The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset.  Letters of intent for the purchase of most of the general partner interests are in place and it is anticipated that the properties will, in the aggregate, require $10.6 million of additional cash over the next 24 months to fund deficit cash flow at the property level.  The 24-month funding horizon includes up to 12 months of marketing through the ultimate sale date and an additional 12 months of required funding with the future general partners as part of the agreements to bring the properties toward stabilization.

Potential cost to provide specified yields – As noted in the table above, 26 of the partnerships are included in credit intermediated funds, for which we are obligated to provide specified yields.  As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well.  The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements.  Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

There can be no assurance that a bankruptcy by or against PRS or its affiliates or against ERC may not give rise to additional claims concerning these partnerships.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Forward Transactions

At March 31, 2008, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $251.4 million for mortgages to be funded through October 2010, and each lending commitment has an associated sale commitment.

In addition, those subsidiaries had commitments to sell mortgages that have either been funded (some of which had been forward commitments as noted above) or have been committed and/or” rate locked”.  Those that have been funded as of March 31, 2008, totaled $203.4 million and are included in “Investments – Other” as “Mortgage loans held for sale” on the Condensed Consolidated Balance Sheet.  We expect to fund the $69.0 million of committed and/or “rate locked” loans in 2008.

Mortgage Loan Loss Sharing Agreements

Pursuant to a master loss sharing agreement under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas.  At March 31, 2008, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

We also participate in loss sharing transactions under Freddie Mac’s Delegated Underwriting Initiative (“DUI”) program whereby we originate loans that are purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac, for a portion of any loss that may result from borrower defaults in DUI transactions.  For such loans, if a default occurs, our share of the standard loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.

Our maximum exposure at March 31, 2008, pursuant to these agreements, was $846.1 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At March 31, 2008, that reserve was $13.1 million which represents our estimate of potential losses as of that date.  The reserve is recorded as a reduction of mortgage servicing rights (see Note 5).

As of March 31, 2008, we maintained collateral consisting of commercial paper and Fannie Mae and Freddie Mac securities of $11.2 million and a money market account of $25,000, which is included in restricted cash in the Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.9 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral taken into account can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash. To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America.  At March 31, 2008, commitments under this agreement totaled $11.5 million.

Yield Transactions

We have entered several credit intermediation agreements with either Natixis or Merrill Lynch & Co., Inc. (“Merrill Lynch”) (each a “Primary Intermediator”) to provide agreed-upon rates of return for pools of multifamily properties to funds sponsored by a subsidiary.  In return, we have or will receive fees, generally at the start of each credit intermediation period.  There are a total of 19 outstanding agreements to provide the specified returns:

•	through the construction and lease-up phases of the properties;

•	for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	covering both periods.

Total potential exposure pursuant to these transactions is $1.6 billion, assuming the funds achieve no return whatsoever.  Of these totals, seven of the agreements (with $788.3 million of the potential exposure) are transacted by our bankruptcy remote subsidiary, Centerline Financial LLC (“Centerline Financial”).

We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5, Accounting for Contingencies.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $35.1 million as of March 31, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheet.  Refer also to PRS/CRG/ERC above, regarding potential exposure under existing obligations.

Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $199.2 million as of March 31, 2008.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.7 million as of March 31, 2008.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued.

Centerline Financial has entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships only to the extent there is a shortfall payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023.  Total potential exposure pursuant to these transactions is $44.0 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.2 million as of March 31, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

Through May 9, 2008, we and our trustees have been named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and (ii) we committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 13).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserts that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our recently announced transaction with Freddie Mac.  Each complaint seeks an unspecified amount of compensatory damages and other relief.  The court is currently considering motions by the different plaintiffs to designate a lead plaintiff for these cases, and five of the six lawsuits have been consolidated into a single action, with a motion to consolidate the sixth case as well pending before the court.  We intend to defend vigorously the claims that have been asserted against us and our officers and trustees.  The federal lawsuits are:

•
On January 18, 2008, Goldstein v. Centerline Holding Company, et al., No. 08 CV 00505, was filed against us and against certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On January 31, 2008, Frank v. Centerline Holding Company, et al., No. 08 CV 01026, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On February 4, 2008, Weinrib v. Centerline Holding Company, et al., No. 08 CV 01158, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On February 11, 2008, Lyons v. Centerline Holding Company, et al., No. 08 CV 01458, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On February 15, 2008, Dechter v. Centerline Holding Company, et al., No. 08 CV 01593, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York; and

•
On February 26, 2008, Quill v. Centerline Holding Co., Inc, et al., No. 08 CV 01902, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.

Derivative Lawsuits

On January 15, 2008, the first of the state law cases, a putative class and derivative action, entitled Off v. Ross, CA No. 3468-VCP, was filed against us, our Board of Trustees and TRCLP in the Delaware Court of Chancery.  The lawsuit concerns our sale of a new issue of convertible preferred stock to an affiliate of TRCLP.  The lawsuit alleges claims for breach of fiduciary duty against the Trustees and seeks an unspecified amount of compensatory damages from them as well as injunctive relief against all defendants.  Thereafter, seven other derivative lawsuits asserting the same or similar claims were filed in state and federal courts in New York and in the Delaware Chancery Court.  Four of these later-filed actions also allege that the trustees breached their fiduciary duties to us by allegedly violating the federal securities laws (as alleged in the federal securities lawsuits described above).  We are named solely as a nominal defendant in all eight derivative actions and no monetary relief is sought against us in any of those cases.  The seven derivative actions filed subsequent to the Off case are:

•	On January 18, 2008, Kramer v. Ross, et al., Index. No. 100861-08, was filed against us and our board of trustees, in New York County Supreme Court;
•	On January 25, 2008, Carfagno v. Schnitzer, et al., No. 08 CV 00912, was filed against us and our board of trustees in the United States District Court for the Southern District of New York;
•	On January 30, 2008, Ciszerk v. Ross, et al., CA No. 3511, was filed against us, our board of trustees and The Related Companies, L.P. in the Delaware Court of Chancery;
•
On February 22, 2008, Kanter v. Ross, et al., 08 Civ. 01827, was filed against us, our board of trustees and The Related Companies, L.P. in the United States District Court for the Southern District of New York;

•
On February 27, 2008, Broy v. Centerline Holding Company et al., No. 08 CV 01971, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•	On April 10, 2008, Kastner v. Schnitzer et al, Index No. 601043-08, was filed against us and our board of trustees, in New York Supreme Court; and
•	On April 10, 2008, Kostecka v. Schnitzer et al, Index No. 601044-08, was filed against us and our board of trustees, in New York Supreme Court.

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.

We have negotiated a settlement with the plaintiff in the Off case based on the rights offering (see Note 13) and which is subject to court approval.  We believe that the settlement in Off will also resolve the similar claims that have been asserted in several of the other derivative lawsuits.  If the court does not approve the settlement in Off, and/or to the extent that the Off settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation. The independent Trustees determined, at their meeting on March 12, 2008, to defer further consideration of the letter until after the Court before which the securities litigation is pending had decided the motion to dismiss that we and the other defendants expect to file.

Other

Claims have been asserted against our subsidiaries in two separate but interrelated lawsuits relating to two properties for which we have provided debt and equity financing, but associated with the same developers. The lawsuits allege, among other things:

•	breach of fiduciary duty;
•	breach of the implied covenant of good faith and fair dealing;
•	intentional misrepresentation, fraud and deceit;
•	negligent misrepresentation; and
•	tortious interference with contracts.

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

Funding Commitments

Our membership interest in CUC (see Note 17) includes a co-investment obligation amounting to 2.5% of capital invested.  As of March 31, 2008, our remaining unfunded capital commitments were $0.3 million.

We also participate as co-investor in the CMBS and High-Yield Debt Fund Partnerships we sponsor (see Note 18).  As of March 31, 2008, our remaining unfunded capital commitments were $1.2 million.

NOTE 21 –Subsequent Events

In April 2008, management approved a plan to reduce our workforce by 8%. The restructuring will result in a charge of $0.8 million, all to be paid in cash, in the second quarter of 2008.  The restructuring charge will affect our Affordable Housing, Commercial Real Estate, Portfolio Management and Corporate Groups.

In April 2008, Fitch downgraded the retained certificates of certain trusts in which we hold investments.. The downgrade reduced the fair value of the investments by $10.5 million and led to a margin call of $7.1 million on a repurchase facility, which was paid from available cash (see Notes 2 and 7).

In April 2008, we repaid the outstanding balance of our P-FLOATS/RITES in connection with the redemption of the underlying mortgage revenue bond (see Notes 2 and 8).

In March 2008, we commenced a rights offering that entitled shareholders to purchase the 11.0% Preferred Shares (see Note 13)  The rights offering concluded in April 2008 and shareholders purchased 0.4 million shares for $4.4 million, and we redeemed the same number of shares from the TRCLP affiliate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Centerline Holding Company.  MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes.

This MD&A contains forward-looking statements; please see page 62 for more information.

OVERVIEW

We are an alternative asset manager with a core focus on real estate funds and financing with more than $12.0 billion of assets under management as of March 31, 2008.  Our 2008 results reflect our transformation from direct investing towards fund and asset management.  In addition, we continue to be hampered by general economic conditions affecting credit markets, particularly with respect to real estate finance.  Also, given that some of our businesses have a higher volume of transactions in the second and fourth quarterly periods, the operating results for interim periods may not be indicative of the results for the full year.

For a discussion of our four operating segments and two segments not involved in direct operations, see Note 19 to the condensed consolidated financial statements.

Significant changes between 2008 and 2007 include:

Market Conditions

•
Disruption in credit markets, specifically with respect to CDO financing, repurchase financing for investments such as CMBS and commercial real estate lending, impacted our Commercial Real Estate Group;

•
Such disruption made credit generally less available and more costly across all of our business lines.  This impacted the spread we earned in the Affordable Housing bond investing business and increased our general cost of doing business; and

•
Changes in interest rates led to significant declines in the fair value of our interest rate swaps and widening credit spreads led to significant declines in the values of CMBS investments we hold or that the funds we manage hold.

Affordable Housing

•	The significant reduction in our Affordable Housing bond portfolio due to the re-securitization with Freddie Mac in December 2007 as more fully discussed in our 2007 Form 10-K;

•	We originated no new mortgage revenue bonds in the 2008 period compared to $28.4 million of originations in the first quarter of 2007; and

•	We raised gross equity of $1.3 billion in more than eight LIHTC funds since the end of the first quarter of 2007.

Commercial Real Estate

•	The launch of our third high-yield CMBS Fund in August 2007 with committed capital of $585.3 million as of March 31, 2008;

•	Increased capital commitments of $178.6 million in December 2007 in our High-Yield Debt Fund Partnership; and

•	The origination of no commercial mortgage loans for AMAC or CRESS in the current year and a decline in originations for conduits.

Portfolio Management

•	An increase in our primary loan servicing portfolio to $27.6 billion, compared to $22.9 billion at March 31, 2007.

Credit Risk Products

•	The expansion of our Credit Risk Products Group, in which our Centerline Financial subsidiary received a AAA counterparty rating in December 2007 from S&P.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

For the first quarter of 2008, our earnings streams are comprised primarily of investment management fees (e.g., fund sponsorship, asset management, servicing and incentive fees) and transactional fees (e.g., origination fees, credit intermediation fees) and, to a lesser extent, income from investments we hold for our own account.  In 2007, mortgage revenue bond interest income was the most significant component of our earnings streams.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Profitability

Beginning in the first quarter of 2008, we have utilized Adjusted Net Income (on a segment basis) and Adjusted Earnings Per Share (“Adjusted EPS”) (on a consolidated basis), for purposes of measuring performance and capital allocation. We define Adjusted Net Income or Adjusted EPS as net income or EPS computed pursuant to GAAP and adjusted for non-cash amortization of acquired intangible assets and acquisition related, share-based compensation.  There is no generally accepted accounting method for computing Adjusted Net Income and Adjusted EPS and our computation may not be comparable to similar measurements reported by other companies.  For further information, see Note 19 to our condensed consolidated financial statements.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Net loss	$(21,639)	$(14,745)
Amortization of acquired intangible assets, net of minority interests	2,476	2,677
Amortization of acquisition related share-based compensation, net of minority interests	1,401	3,346
Adjusted Net Loss	$(17,762)	$(8,722)
Adjusted EPS (1)	$(0.68)	$(0.17)

(1)   Adjusted EPS in 2008 includes a higher level of preferred dividends following our issuance of 11.0% Preferred Shares in January 2008, as well as adjustments associated with converting certain of our outstanding shares to redeemable securities (see Notes 13 and 16 to the condensed consolidated financial statements).

Our consolidated results reflect our ongoing business transformation to an alternative asset manager, as well as the following items impacting comparability:

•
The December 2007 re-securitization of our mortgage revenue bonds, as more fully discussed in our 2007 Form 10-K, which substantially reduced our mortgage revenue bond interest income when compared against the quarter ended March 31, 2007.  For the 2007 quarter, we recognized $32.0 million as mortgage revenue bond interest for bonds that we accounted for as sold in the re-securitization.  This reduction in mortgage revenue bond interest income was partially offset by interest earned on Freddie Mac Certificates of $9.2 million, $1.7 million of interest income from a stabilization escrow account established at the time of the transaction  and lower levels of interest expense;

•	The issuance, in January 2008, of 11.0% Preferred Shares in a private placement resulting in net proceeds of $131.3 million; and

•
The adoption of SFAS 157 which resulted in a decrease in the fair value of our liabilities, $4.2 million of which we reflected as reduction in interest expense in the Condensed Consolidated Statement of Operations.

We recorded a net loss for the 2008 and 2007 periods, which principally reflect the following items:

•
Non-cash expenses of $8.7 million (included in interest expense and net of the $4.2 million reduction due to the adoption of SFAS 157 described above) recorded for the decline in the fair value of interest rate derivatives for the quarter ended March 31, 2008, compared to $0.7 million in the 2007 period;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	Impairment charges on mortgage revenue bonds of $6.8 million in 2008 and $16.4 million in 2007 and a $5.8 million charge to reserve against associated receivables in the 2007 period;

•	Impairment charges of $1.2 million in 2008 related to syndicated corporate debt for which there was no comparable amount in 2007;

•	Losses of $7.3 million in 2008 associated with the sale of investments (see Other Items later in this section); and

•
General economic conditions which resulted in decreased mortgage origination volume ($243.6 million in 2008 and $456.5 million in 2007), and overall reduced margins due to spread compression in the markets related to LIHTC fund origination fees and mortgage banking fees.

Consolidated Results

Our summary consolidated results of operations are presented below for the three months ended March 31, 2008 and 2007:

(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Revenues	$134,187	100.0%	$117,165	100.0%	14.5%
Expenses	162,449	121.1	165,242	141.0	(1.7)
Other items	7,672	5.7	30,386	25.9	(74.8)
(Loss) income before income taxes:
Loss subject to tax	(26,509)	(19.8)	(36,208)	(30.9)	(26.8)
Income not subject to tax	5,919	4.4	18,517	15.8	(68.0)
Income tax (provision) benefit	(1,049)	(0.8)	2,946	2.5	(135.6)
Net loss	$(21,639)	(16.2)%	$(14,745)	(12.6)%	(46.8)%

Revenues

The following table presents our revenues for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Interest income	$26,116	$49,620	(47.4)%
Fee income	17,160	16,384	4.7
Other revenues	2,144	2,413	(11.2)
Subtotal	45,420	68,417	(33.6)
Revenues of LIHTC Fund and Property Partnerships	21,523	17,242	24.8
Revenues of CMBS and High-Yield Debt Fund Partnerships	67,244	31,506	113.4
Subtotal	88,767	48,748	82.1
Total revenues	$134,187	$117,165	14.5%

The growth in revenues in 2008 is primarily attributable to the growth in revenues of consolidated partnerships of $40.0 million, reflective of the increases in assets under management for both our Affordable Housing and Commercial Real Estate Groups.  CMBS Fund III, which closed in August 2007, contributed $23.2 million of revenue in the quarter ended March 31, 2008. Partially offsetting this increase was a reduction of interest income, reflected in the $32.0 million decrease in mortgage revenue bond interest income following the December 2007 re-securitization transaction.  This reduction was mitigated by the $9.2 million earned on the Freddie Mac certificates retained in the transaction and $1.7 million earned on the associated stabilization escrow.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Further detailed discussion of revenues is included in Results by Segment later in this section.

Expenses

The following table represents our expenses for the three months ended March 31, 2008 and 2007:

(in thousands)	2008	2007	% Change
Interest expense	$27,149	$28,502	(4.7)%
Interest expense – preferred shares of subsidiary	4,724	4,724	--
Salaries and benefits	26,731	36,860	(27.5)
Other general and administrative	17,171	19,663	(12.6)
Subtotal general and administrative	43,902	56,523	(22.3)
Depreciation and amortization	11,901	11,098	7.2
Loss on impairment of assets	8,023	16,447	(51.2)
Subtotal before consolidated partnerships	95,699	117,294	(18.4)
Interest expense of consolidated LIHTC Fund and Property Partnerships	3,024	7,185	(57.9)
Interest expense of consolidated CMBS Fund and High-Yield Debt Partnerships	31,868	15,127	110.7
	34,892	22,312	56.4
Other expenses of consolidated LIHTC Fund and Property Partnerships	29,199	24,300	20.2
Other expense of consolidated CMBS Fund and High-Yield Debt Partnerships	2,659	1,336	99.0
	31,858	25,636	24.3
Subtotal expense of consolidated partnerships	66,750	47,948	39.2
Total expenses	$162,449	$165,242	(1.7)%

•
Interest expense - The decrease in interest expense reflects the lower amount of average debt outstanding, which resulted from debt repaid in December 2007 at the time of the mortgage revenue bond re-securitization.  Offsetting this net decrease was an increase related to new credit facilities established in December 2007 as well as non-cash expense of $8.7 million relating to free-standing derivatives in the first quarter of 2008.  In addition, our average borrowing rate increased to 5.91% for the three months ended March 31, 2008 as compared to 4.72% for the 2007 period.

Currently, our borrowings are typically based on LIBOR while many of the free-standing derivatives are based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”).  Prior to the re-securitization of our mortgage revenue bonds, a large portion of our borrowings were based on SIFMA.

Interest expense also includes amounts paid and received pursuant to swap agreements as part of our risk management strategy.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31.
(dollars in thousands)	2008	2007	% Change
Average borrowing rate	5.91%	4.72%
Average borrowings	$1,043,725	$2,345,556	(55.5)%
Average LIBOR rate	3.28%	5.32%
Average SIFMA rate	2.53%	3.59%
Swap agreements – notional amount at March 31	$387,310	$725,000	(62.1)

•
Interest expense – preferred shares of subsidiary – Represents dividends of Equity Issuer preferred shares that are subject to mandatory repurchase.  The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Other Items below) entitle their holders to a claim on certain residual interests acquired in connection with the re-securitization of the Affordable Housing bond portfolio in December 2007, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Freddie Mac Series A-1 retained securitization certificate investments with terms that match the preferred shares.

•	Salaries and benefits – The decrease in salaries and benefits expense is primarily attributable to

o
lower share-based compensation expense for shares issued in connection with our acquisition of Centerline Investors I LLC in August 2006 (the 2007 period included $4.6 million relating to amortization of these shares compared to amortization of $1.9 million in the 2008 period);

o	a reduction of $3.6 million in promote-sharing compensation related to the CMBS funds we sponsor (due to a lower projected level of incentive income to the Company); and
o	$2.2 million of severance charges in 2007 for which there was no comparable amount in 2008.

While we recorded no severance in the first quarter of 2008, we announced a reduction in our workforce in April of 2008 and will record a severance-related restructuring charge of $0.8 million in the second quarter of 2008.  As a result of the reduction in our workforce, we expect to reduce salary and benefits expense by $3.5 million annually.

•
Other general and administrative – Other general and administrative expenses decreased $2.5 million which primarily relates to $5.5 million of reserves recorded in the 2007 period against advances made to our sponsored funds.  This decrease was partially offset by increased fund origination expenses resulting from increased fund origination activity period over period (see Affordable Housing segment discussion later in this section) and increased professional fees.

•
Loss on impairment – Loss on impairment of assets in 2008 related to two mortgage revenue bonds that we plan to sell and another property experiencing substandard performance.  The 2008 period also includes $1.2 million relating to other-than-temporary impairments on syndicated corporate debt investments (see Note 2 of the condensed consolidated financial statements).  Impairments in the 2007 period related to mortgage revenue bonds associated with six properties experiencing substandard performance.

•
Consolidated Partnerships – The increase over prior year relates to an increase in the number of consolidated entities as well as an increase in assets under management in those entities since March 2007.  The increase in interest expense of consolidated CMBS Fund and High-Yield Debt Partnerships is primarily attributable to Fund III which commenced in August 2007 and $5.5 million of unrealized losses on derivatives.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Items

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Equity and other income (loss)	$(1,895)	$(250)	(658.0)%
Other income (loss):
(Loss) gain on repayment or sale of mortgage revenue bonds and other investments	$(7,528)	$755	N/M
Gain on sale or repayment of mortgage loans	2,358	1,624	45.2
(Loss) gain on repayment or sale of investments	$(5,170)	$2,379	(317.3)%
(Income)/loss allocations:
Preferred shares of subsidiary	$(1,556)	$(1,556)	--%
SCUs	$9,933	$5,956	66.7%
SCIs	134	76	76.3
SMUs	--	79	(100.0)
Other minority interests	90	6	N/M
Minority interests in subsidiaries, net	$10,157	$6,117	66.0%
Partners of consolidated partnerships	$100,937	$81,111	24.4%

N/M – Not meaningful.

Equity and other income (loss)

Equity and other income (loss) includes income related to entities in which we invest but do not consolidate.  This includes our investments in tax advantaged investment vehicles similar to those we sponsor (which often produce equity losses) and in AMAC, in which our investment began in May 2007. The higher amount of losses in 2008 is primarily due to our $2.0 million portion of AMAC’s net loss for which there was no comparable amount in the 2007 period.

We co-invest in CMBS and High-Yield Debt Fund Partnerships and earn equity income from those investments, positively affecting our net loss by $7.4 million in 2008 compared to $7.1 million in 2007, (see further discussion in Commercial Real Estate and Consolidated Partnership segment discussions below).  Since we consolidate these partnerships and eliminate this income in consolidation, these amounts are not displayed in the amounts presented above.

Other Income (Loss)

Included within the loss on repayment or sale of mortgage revenue bonds and other investments in 2008 is a loss of $0.6 million related to the sale of five syndicated corporate debt investments (see Note 2 to the condensed consolidated financial statements).

We also recognized incremental losses in 2008 associated with the re-securitization of our mortgage revenue bond portfolio in December 2007.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 4 to the condensed consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss.  Similar to previous losses recognized with respect to the net present value adjustments to the escrow and the retained residual interests, offsets will be recognized over the lives of the instruments through accretion of the net present value adjustments.  Other components include the write off of certain receivable balances associated with mortgage revenue bonds that we now deem uncollectible.  These losses were partially offset by the gain on sale of one mortgage revenue bond included in the re-securitization transaction for which our guarantee of payment has now expired.  As a result, we have no continuing involvement with the asset thereby allowing recognition of the asset as sold.  We expect further gains of this type during the remainder of 2008 as other bonds included in the re-securitization transaction are accorded sale treatment.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income/(Loss) Allocations

The income allocation to SCUs, SMUs, and SCIs of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were converted to common shares and, therefore, fluctuates with net income.  Other minority interest principally represents the portion of CFH owned by Natixis.  All SMUs were redeemed in 2007; hence there is no allocation to SMUs in 2008.

Loss allocated to partners of Consolidated Partnerships

The loss allocation to partners of consolidated partnerships represents the allocation of operating losses of LIHTC Fund and Property Partnerships and the income or losses of CMBS Fund Partnerships and High-Yield Debt Fund Partnerships to outside investors which hold the majority ownership in these partnerships.  With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have an insignificant equity interest or none at all.  With respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership, we have ownership of up to 25.0%.

INCOME TAXES

Some of our pre-tax income is derived from our tax-exempt mortgage revenue bond investments included in our Affordable Housing segment, which is held within flow-through entities. Likewise, the CMBS and High-Yield Debt Funds which are included in our Commercial Real Estate segment are held in vehicles which, if certain requirements are met, do not incur taxes. As such, the income from those businesses does not subject us to income taxes.

LIHTC fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses, however, are conducted in corporations and are subject to income taxes.  Our Corporate Group is also housed in a corporate entity.  Our corporate entities generally have loses for book purposes principally because the distributions paid on the minority interests in our corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses.

We provide for income taxes for these corporate subsidiaries in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Management determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, any benefit from current losses and deferred tax assets will likely not be realized; hence a valuation allowance was provided.

We recognized an income tax provision in the three months ended March 31, 2008, principally due to state and local income taxes.  The effective tax rate on a consolidated basis for the three months ended March 31, 2008 and 2007, was (5.1)% and 16.7%, respectively.  The effective rate for our corporate subsidiaries that were subject to taxes was 6.3% and (16.0)% for the three months ended March 31, 2008 and 2007.

INFLATION

Inflation did not have a material effect on our results of operations for the periods presented.

RESULTS BY SEGMENT

The following table presents segment revenues, expenses and operating income for the quarters ended March 31, 2008 and 2007 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.  The table also includes Adjusted Net Income, which, as stated earlier, is used for performance measurement and capital allocation effective January 1, 2008 (see also Note 19 to the condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Revenues:
Affordable Housing	$43,448	$62,580	(30.6)%
Commercial Real Estate	14,344	15,002	(4.4)
Portfolio Management	11,384	13,983	(18.6)
Credit Risk Products	2,303	3,392	(32.1)
Corporate	6,331	6,621	(4.4)
Consolidated Partnerships	88,767	48,748	82.1
Eliminations	(32.390)	(33,161)	2.3
Total revenues	$134,187	$117,165	14.5%
Expenses:
Affordable Housing	$32,807	$69,079	(52.5)%
Commercial Real Estate	28,093	28,073	0.1
Portfolio Management	8,364	9,566	(12.6)
Credit Risk Products	4,921	3,386	45.3
Corporate	32,811	30,462	7.7
Consolidated Partnerships	87,539	65,376	33.9
Eliminations	(32,086)	(40,700)	21.2
Total expenses	$162,449	$165,242	(1.7)%
Other income (loss):
Affordable Housing	$(6,869)	$403	N/M
Commercial Real Estate (1)	7,541	8,466	(10.9)
Credit Risk Products	(525)	--	(100.0)
Corporate	(5)	--	(100.0)
Consolidated Partnerships (2)	6,136	23,696	(74.1)
Eliminations	(7,207)	(6,740)	(20.6)
Total other income (loss)	$(929)	$25,825	(103.6)%
Income (loss) before other allocations:
Affordable Housing	$3,772	$(6,096)	161.9%
Commercial Real Estate	(6,208)	(4,605)	(34.8)
Portfolio Management	3,020	4,417	(31.6)
Credit Risk Products	(3,143)	6	N/M
Corporate	(26,485)	(23,841)	(11.1)
Consolidated Partnerships	7,364	7,068	4.2
Eliminations	(7,511)	799	N/M
Total loss before other allocations	$(27,334)	$(22,252)	(31.2)%
Adjusted Net Income (Loss):
Affordable Housing	$1,991	$(7,192)	127.7%
Commercial Real Estate	(5,253)	(1,521)	(245.4)
Portfolio Management	3,620	5,946	(39.1)
Credit Risk Products	(3,143)	6	N/M
Corporate	(14,863)	(4,815)	(208.7)
Consolidated Partnerships	7,364	7,068	4.1
Eliminations	(7,478)	(8,214)	9.0
	$(17,762)	$(8,722)	(103.6)%

(1)   Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships as more fully described below.
(2)   Includes losses allocated to partners of consolidated partnerships.
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

Revenues

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Mortgage revenue bond interest income	$12,262	$43,600	(71.9)%
Other interest income	11,158	638	N/M
Fee income from fund sponsorship	18,718	16,125	16.1
Expense reimbursements	980	1,776	(44.8)
Other revenues	330	441	(25.2)
Total revenues	$43,448	$62,580	(30.6)%
N/M – Not meaningful.

A discussion of the revenue streams for our Affordable Housing operations can be found in our 2007 Form 10-K.  Provided below is statistical information that is useful in analyzing the Affordable Housing segment revenues segregated by Mortgage Revenue Bond Investing and LIHTC Fund Sponsorship.

MORTGAGE REVENUE BOND INVESTING

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Total acquisition and funding activity	$--	$28,393	100.0%
Mortgage revenue bonds repaid	15,173	2,622	478.7%
Average portfolio balance (fair value)	770,881	2,837,703	(72.8)%
Weighted average permanent interest rate of bonds acquired	--%	5.88%
Weighted average yield of portfolio	6.27%	6.35%

The decrease in mortgage revenue bond interest income is due to the smaller portfolio balance as a result of the December 2007 re-securitization with Freddie Mac. As discussed in the Consolidated Results section earlier, mortgage revenue bond interest income of $32.0 million earned in the first quarter of 2007 related to mortgage revenue bonds included in that transaction.  Furthermore, we originated no new mortgage revenue bonds in the 2008 period.

Other interest income in 2008 includes $9.2 million related to interest earned on our retained interests in the re-securitized bonds and $1.7 million of interest on the stabilization escrow account established at the time of the re-securitization.  There were no comparable investments in the 2007 period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

LIHTC FUND SPONSORSHIP STATISTICS

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Fees based on equity raised
Partnership management fees	$2,759	$2,214	24.6%
Fees based on equity invested
Property acquisition fees	6,454	2,636	144.8
Organization, offering and acquisition allowance fees	3,101	1,533	102.3
Fees based on management of other entities
Asset management fees	5,750	5,859	(1.9)
Other fee income	654	3,883	(83.2)
	$18,718	$16,125	16.1%
Assets under management – LIHTC Funds	$9,795,332	$8,532,347	14.8%
Equity raised by LIHTC funds	$100,902	$6,444	N/M
Equity invested by LIHTC funds (1)	$252,223	$113,979	121.3%
(1) Excludes warehoused properties that have not yet closed into an investment fund. N/M – Not meaningful.

Fees Based on Equity Raised

The increase in partnership management fees over the period is primarily the result of additional (and larger) funds closed.  As the fees collected are a percentage of the gross equity in the fund, the amount collected will increase the revenue recognized over the five-year service period following the funds’ inception.

Fees Based on Equity Invested

Property acquisition fees increased compared to the 2007 period due to an increase in both the equity invested as well as improvement to the fee rate realized.

Organization, offering and acquisition allowance fees are recorded on a prorated basis similar to the property acquisition fees.  Thus, the increase is similar to the increase in property acquisition fees, partially offset by a decrease in the fee rate realized stemming from heightened competition relating to certain types of funds.

Fees Based on Management of Other Entities

Asset management fees decreased slightly primarily due to a lower fee earned related to our public funds as a result of dispositions that occurred during 2007.

Other Revenues

Other revenues include construction service fees, administration fees, credit intermediation fees and bond acquisition fees as described in our 2007 Form 10-K.  Since mid-2006, the Affordable Housing Group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products Group).  This segment continues to recognize fees for transactions prior to mid-2006, however this fee stream continues to decline as amortization ends for fees related to older transactions.  Also, as we acquired no mortgage revenue bonds during the 2008 period, we recognized no associated income as compared to $175,000 in the 2007 period.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses and Other Income (Loss)

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Interest	$11,150	$30,668	(63.6)%
Interest - preferred shares of subsidiary	4,724	4,724	--
General and administrative	9,631	16,985	(43.3)
Depreciation and amortization	470	255	84.3
Impairment of assets	6,832	16,447	(58.5)
Total expenses	$32,807	$69,079	(52.5)%
Equity and other income (loss)	$152	$(250)	160.8%
Repayment or sale of investments	(7,021)	653	N/M
Total other loss	$(6,869)	$403	N/M
Average borrowing rate (1)	5.89%	4.76%
Average SIFMA rate	2.53%	3.59%
(1) Includes effect of swaps. N/M – Not meaningful.

The decrease in interest expense in this segment is attributed to the reduction in direct financing costs related to on-balance sheet financing of our mortgage revenue bonds as a result of the December 2007 re-securitization transaction.  With the decrease in our average mortgage revenue bond portfolio balance, our level of securitizations also decreased, which reduced interest expense over the period.

The decrease in general and administrative expenses is primarily due to $5.5 million of reserves recorded in 2007 against advances made to our sponsored funds.  There were no comparable amounts in 2008.

During 2008, we recognized $6.8 million of mortgage revenue bond impairment charges.  In March 2008, we reached an agreement to sell two mortgage revenue bonds in the second quarter of 2008, resulting in impairment charges of $6.3 million, representing the difference between the sale price and the carrying value for the two bonds.  As the terms of the sale agreement indicated a permanent decline in the value of the investments, we recorded the loss as an impairment in the first quarter.  The remaining $0.5 million relates to one bond which resulted from substandard performance at the underlying property.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Income (loss) before other allocations	$3,772	$(6,096)	161.9%
Adjusted Net Income (Loss)	1,991	(7,192)	127.7

The change in income (loss) before other allocations reflects the economic and business changes discussed earlier.  Another principal driver is the recording of $6.8 million in impairment in the current quarter as compared to $16.5 million in the comparable 2007 period.  Incremental costs incorporated in Adjusted Net Income (Loss) include the impact of taxes and allocations to the preferred shares of subsidiaries.  See Note 19 to the condensed consolidated financial statements for a description of Adjusted Net Income and a reconciliation to GAAP net income.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commercial Real Estate

Assets under Management

Assets under management in our Commercial Real Estate Group are broken down as follows at March 31:

(dollars in thousands)	2008	2007	% Change
CMBS funds	$1,475,397	$890,134	65.7%
High-yield debt investment entities	535,665	443,822	20.7
Joint venture equity funds	221,641	164,483	34.8
	$2,232,703	$1,498,439	49.0%

Revenues

Revenues for the period are broken down as follows:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Mortgage origination fees	$1,439	$2,382	(39.6)%
Mortgage servicing fees	5,023	4,653	8.0
Other fee income	1,008	685	47.2
Interest income	5,742	4,933	16.4
Prepayment penalties	419	653	(35.8)
Other revenues	713	1,696	(58.0)
Total revenues	$14,344	$15,002	(4.4)%

Originations

Mortgage originations for the three months ended March 31, are broken down as follows:

	2008		2007
(dollars in thousands)		% of Total		% of Total	% Change
Fannie Mae	117,342	48.2%	69,181	15.2%	69.6%
Freddie Mac	115,257	47.3	144,720	31.7	(20.4)
Centerline Direct	--	--	203,685	44.6	(100.0)
Conduit and other	11,000	4.5	38,930	8.5	(71.7)
Total	$243,599	100.0%	$456,516	100.0%	(46.6)%

Origination fees decreased in 2008 due to a decrease in the level of originations period over period, partially offset by an increase in the average origination fee rate from a higher proportion of agency and risk-sharing loans (which generally result in higher origination fees).  We originated no mortgages under our lending program for AMAC and CRESS (“Centerline Direct”) and there was a decline in conduit originations as a result of market conditions.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Servicing

	As of March 31,
(dollars in thousands)	2008	2007	% Change
Primary servicing mortgage portfolio	$8,798,781	$8,535,220	3.1%
Carrying value of MSRs	$51,651	$53,473	(3.4)%

The increase in servicing fees is primarily due to the growth in the servicing portfolio and from fees earned from Freddie Mac on the mortgage revenue bonds re-securitized in December 2007.

Investments

The increase in interest income is due to an investment in CMBS securities for our own account in the 2008 quarter while we had none in the comparable 2007 period, as well as interest on a higher level of mortgage loans held for sale in the current period.

Other Revenues

Other revenues decreased principally due to a reduction in management, expense reimbursement and other fees related to AMAC as a result of the lower level of business activity and asset sales by that business.

Expenses and Other Income

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Interest expense	$11,239	$2,530	344.2%
General and administrative expenses	13,766	20,982	(34.4)
Depreciation and amortization	3,088	4,561	(32.3)
Total expenses	$28,093	$28,073	0.1%
Equity income	$5,183	$6,740	(23.1)%
Gain on sale or repayment of loans	2,358	1,726	36.6
Total other income	$7,541	$8,466	(10.9)%

Interest expense increased primarily as a result of the $8.0 million decline in the fair value of interest rate derivatives while there was no corresponding cost in the 2007 period.  Additionally, while mortgage originations declined in the period, a larger percentage were loans we funded through our warehouse lines prior to settlement.  The increased borrowings contributed to the increased expense, partially offset by the decline in LIBOR rates.

General and administrative expense decreased mostly as a result of decreased compensation expense including share-based payments, promote-sharing, and bonus accrual.  Partially offsetting the reduction in compensation was an increase in other general and administrative expenses, including an increase in professional fees.

The 2008 period includes a $2.0 million equity loss related to our investments in AMAC (in which we co-invested beginning in May 2007 and thus for which there is no comparable 2007 amount).  This loss offset the incremental equity income from the third CMBS fund closed in August 2007 and from the increase in funded equity for the High-Yield Debt Fund.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Income (loss) before other allocations	$(6,208)	$(4,605)	34.8%
Adjusted Net Loss	(5,253)	(1,521)	(245.4)
N/M – Not meaningful.

The decrease in income (loss) before other allocations in 2008 as compared to 2007 reflects the lower operating revenues, and the reduction in equity income (particularly the equity losses associated with AMAC).

Adjusted Net Loss for the first quarter 2008 is consistent with the loss before allocation and is adjusted for acquisition related deferred compensation.  The 2008 adjustment for acquisition related deferred compensation is lower than the 2007 adjustment due to vesting of related compensation.  See Note 19 to the condensed consolidated financial statements for a description of Adjusted Net Income and a reconciliation to GAAP net income.

Portfolio Management

Revenues

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Interest income	$2,491	$5,266	(52.7)%
Asset management and servicing fees	6,739	6,311	6.8
Other fees	1,937	2,092	(7.4)
Total fee income	8,676	8,403	3.2
Other revenues	217	314	(30.9)
Total revenues	$11,384	$13,983	(18.6)%
Servicing portfolio at March 31:
Primary servicing (1)	$27,494,083	$22,870,536	20.2%
Special servicing	1,181,814	164,927	616.6
Carrying value of MSRs at March 31:	4,931	10,705	(53.9)
(1) Includes sub-servicing of the Commercial Real Estate servicing portfolio.

Interest Income

Despite the growth in the servicing portfolio, interest income decreased due to lower rates earned on the servicing escrow float resulting from general declines period over period.  This decline was partially offset by higher asset management fee income recognized as assets under management have increased throughout the Company.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Interest expense	$2	$--	100.0%
General and administrative expenses	7,089	8,022	(11.6)
Depreciation and amortization	1,273	1,544	(17.6)
Total expenses	$8,364	$9,566	(12.6)%

General and administrative expenses declined in 2008 as compared to 2007 due to lower compensation costs, principally driven by reduced share-based compensation and other miscellaneous employee costs (e.g., travel, temporary personnel).  Depreciation and amortization expenses decreased as a result of lower amortization of mortgage servicing rights.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Income before other allocations	$3,020	$4,417	(31.6)%
Adjusted Net Income	3,620	5,946	(39.1)

Income before other allocations decreased principally due to reduction in interest income which more than offset the lower expense levels.

Adjusted Net Income for the first quarter reflects the reductions in segment revenues discussed earlier as well as an adjustment for acquisition related share-based compensation.  The 2008 adjustment for acquisition related deferred compensation is lower than the 2007 adjustment due to vesting of related compensation.  See Note 19 to the condensed consolidated financial statements for a description of Adjusted Net Income and a reconciliation to GAAP net income.

Credit Risk Products

Revenues

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Credit intermediation fees	$1,193	$2,470	(51.7)%
Interest income	1,018	922	10.4
Other revenues	92	--	100.0
Total revenues	$2,303	$3,392	(32.1)%

Credit intermediation fees declined as a result of the re-securitization transaction in December 2007 and the absence of fees related to the previous securitization program.  Interest income increased due to investments in syndicated corporate debt, which offset declines from interest earned on collateral balances at Centerline Financial.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
Interest expense	$246	$30	720.0%
Change in fair value of derivatives	--	1,206	(100.0)
General and administrative expenses	3,448	2,133	61.7
Depreciation and amortization	36	17	111.8
Impairment of assets	1,191	--	100.0
Total expenses	$4,921	$3,386	45.3%
Loss on sale of assets	$525	$--	100.0%
Total other loss	$525	$--	100.0%

The decrease in the change in fair value of derivatives is attributable principally to the absence of credit default swaps terminated as part of the December 2007 re-securitization.  This change was more than offset by increases in compensation costs and other general and administrative costs due to growth in personnel and miscellaneous expense, including professional fees.

In 2008, we sold five syndicated corporate debt investments at a loss of $0.6 million, $0.1 million of which we recognized as an impairment charge in 2007.  In addition, we recognized impairment charges of $1.2 million due to recent market fluctuations for the remaining securities for which we concluded that the declines in fair value were other-than-temporary as we may not hold the investments until maturity or until the investments recover their value.

Profitability

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	% Change
(Loss) income before other allocations	$(3,143)	$6	N/M
Adjusted Net (Loss) Income	(3,143)	6	N/M
N/M – Not meaningful.

Adjusted Net (Loss) Income for the first quarter 2008 principally reflects the impact of the December 2007 re-securitization as well as incremental costs associated with growing the Credit Risk Product Group.  See Note 19 to the condensed consolidated financial statements for a description of Adjusted Net Income and a reconciliation to GAAP net income.

Consolidated Partnerships

The results of Consolidated Partnerships reflected entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity in accordance with FIN46(R).  With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have no equity interest or, in the case of 39 partnerships, an insignificant equity interest.  With respect to the CMBS Fund Partnerships and the High-Yield Fund Partnerships, we have ownership of up to 25.0% and also receive additional equity income allocations as manager.

A summary of the impact the Consolidated Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended March 31,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$21,523	$67,244	$88,767	$17,242	$31,506	$48,748
Interest expense	(3,024)	(31,868)	(34,892)	(7,185)	(15,127)	(22,312)
Other expenses	(29,199)	(2,659)	(31,858)	(24,300)	(1,336)	(25,636)
Partnership expenses eliminated in consolidation	(20,724)	(65)	(20,789)	(17,428)	--	(17,428)
Loss on investments	(94,113)	(688)	(94,801)	(57,415)	--	(57,415)
Allocations to limited partners	125,665	(24,728)	100,937	89,413	(8,302)	81,111
Net impact	$128	$7,236	$7,364	$327	$6,741	$7,068

The net impact represents the equity income we earn on our co-investments which is included in our net income (loss).

The following table summarizes the number of Consolidated Partnerships at:

	March 31,
	2008	2007
LIHTC Fund Partnerships	132	115
LIHTC Property Partnerships	55	52
CMBS Fund Partnerships	3	2
High-Yield Debt Fund Partnership	1	1

LIHTC Fund Partnerships and LIHTC Property Partnerships

The increased revenue, expense, equity loss and allocation amounts in 2008 are due to the higher number of LIHTC Fund Partnerships at March 31, 2008 as compared to the prior period.

As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third party investors except for a de minimis amount which represents our nominal ownership.

CMBS Fund Partnerships and High-Yield Debt Fund Partnership

The higher amounts of revenue and expenses associated with these funds are primarily due to the launching of a third CMBS fund in the third quarter of 2007 and an increase in the size of the High-Yield Debt fund since the fourth quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

A significant part of managing our liquidity includes the ongoing ability to accommodate growth of assets under management, fund and maintain investments including ongoing commitments, pay compensation and fund other general business operations, including our contractual obligations.  Liquidity management involves forecasting funding requirements and maintaining sufficient capital to meet the fluctuating needs inherent in our business operations as well as unanticipated events.

We fund our short-term business needs (including investments) primarily with cash provided by operations, securitization of investments, repurchase agreements and revolving or warehouse credit facilities.  Our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Turbulence in credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

•
for our new corporate credit facility and 11.0% Preferred Shares, the terms include a higher rate of interest or dividends, a more rapid amortization of principal and more stringent covenants than were the norm in prior periods;

•
with respect to short term repurchase financing, which we use to accumulate investments in our Commercial Real Estate Group and CMBS Fund Partnerships within the Consolidated Partnerships segment, advance rates for such agreements have declined, compounding the effect on borrowing as market values of the collateral assets have declined.  Additionally, the market for issuing CDO financing has deteriorated, impeding our ability to replace the repurchase financing with more cost effective permanent financing; and

•
lenders for our mortgage loan warehouse line (some of which have also experienced recent credit restrictions) have sought to lower their exposure to specific borrowers or collateral types, resulting in lower borrowing capacity for us.  We expect to enter into a new mortgage warehouse facility prior to the maturity of our existing facility.  The terms of the new facility are currently expected to be similar to those of the existing facility.

We believe that our existing financing capacity and cash flow from current operations are adequate to meet our immediate and long-term liquidity requirements with respect to our operations.  Nonetheless, as business needs warrant, we may issue other types of debt or equity in the future, although current market conditions could make such forms of financing very costly.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short and long-term business needs, access to capital markets is impacted by market conditions, and the short- and long-term debt ratings assigned by independent rating agencies.  There have been no changes to our various credit ratings since December 31, 2007 (refer to our 2007 Form 10-K for the ratings by entity).  We believe that our credit ratings provide us adequate access to the capital markets given our current expected cash needs.

Cash Flows

	Three Months Ended March 31,
(in thousands)	2008	2007
Cash flow from operating activities	$(152,382)	$116,133
Cash flow from investing activities	(85,936)	(82,549)
Cash flow from financing activities	210,769	(113,194)
Net change in cash	(27,549)	(79,610)

Operating Activities

Our operating cash flows principally decreased due to the timing of our purchase of mortgage loans held for sale compared against when they ultimately are sold, which typically is less than three months.  We originated a significant amount of mortgages near quarter end, all of which have existing sale commitments.  In addition, working capital requirements increased as compared to the prior year quarter principally as a result of a significant amount of property and fund advances repaid in first quarter of 2007 and the timing of payment for salaries, distributions and investment settlements in the 2008 period.

Investing Activities

Due to current market conditions, we acquired fewer investment securities including mortgage revenue bonds, CMBS and other available-for-sale securities.  Partially offsetting this decrease in investment activities was an additional funding of $30.0 million to the stabilization escrow established in connection with the re-securitization transaction in December 2007.

Financing Activities

The positive financing cash flow principally reflects the net proceeds of $130.6 million from the 11.0% Preferred Shares as more fully described in Note 13 to the condensed consolidated financial statements.  In addition, distributions to shareholders reflect the reduced common dividend rate of $0.15 per share in 2008 as compared to $0.42 per share in the first quarter of 2007.  The net repayment of financing arrangements and notes payable decreased in 2008 as compared to 2007 as a result of the December 2007 re-securitization at which time we repaid most of our previous financing securitization debt and lowered the level of our credit facility.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity Requirements after March 31, 2008

Equity distributions will be paid through May 2008 as follows:

(in thousands)
Common/non-redeemable CRA shares	$8,237
SCUs/SCIs	2,989
4.4 % CRA Preferred shares	1,389
Equity Issuer Preferred shares	8,375
Redeemable CRA shares	822
11.0% Preferred shares	2,647
Total	$24,459

In April 2008, Fitch downgraded the certificates of certain trusts in which we hold investments.  The downgrade reduced the fair value of the investments by $10.5 million and led to a $7.1 million margin call on a repurchase facility (see Notes 2 and 7 to the condensed consolidated financial statements).

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Fair Value Disclosures

In January 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In accordance with SFAS 157, we have categorized our assets and liabilities recorded at fair value based on the priority of the inputs to the valuation technique, into a three-level hierarchy.  More information regarding the fair value hierarchy is provided in Note 10 of the condensed consolidated financial statements.

Similar to other market participants, we are confronted by valuation related issues, particularly since the second half of 2007.  These include uncertainty resulting from a drastic decline in market activity for certain of our mortgage backed products, including CMBS; significant increase in dependence on model-related assumptions and/or unobservable inputs; doubts about the quality of the market information utilized as inputs; and, in limited cases, the downgrades of certain trusts in which we may hold certificates.  In liquid markets, readily available or observable prices are used in valuing mortgage related positions.  In less liquid markets, such as those we have encountered since the second half of 2007, we may be required to utilize other available information and modeling techniques to approximate fair value for our positions.

Provided below is the percentage of “Level 3” assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	March 31, 2008	December 31, 2007
Level 3 assets held for our own account (note 10):
Series B Freddie Mac Certificates	$150,761	$153,468
Mortgage revenue bonds	352,914	376,432
Retained CMBS certificates	73,672	75,328
CMBS	11,413	13,361
Mortgage servicing rights (1)	56,583	58,529
Level 3 assets held by Consolidated Partnerships (note 18):
CMBS	877,128	1,235,059
Retained CMBS certificates	479,461	482,424
CDO equity	138,506	65,060
Total Level 3 assets	$2,140,438	$2,459,661

Level 3 assets as a percentage of total fair value assets	80.7%	85.6%
(1) Financial asset fair-valued on a non-recurring basis.

The primary decrease in Level 3 assets relates to CMBS held by our Consolidated Partnership segment.  These assets decreased principally due to the continuing decline in marks provided by certain dealers who make a market in these financial instruments.  These declines in fair value increased the frequency and magnitude of margin calls on repurchase financing and interest rate swap contracts at one of the CMBS Fund Partnerships.  In connection with these margin calls, we (along with other investors in the fund) loaned monies to the partnership to allow it to terminate the repurchase financing and swap contracts (see also Note 18 to the condensed consolidated financial statements).

In most cases, we have the intent and ability to hold the above investments until maturity or recovery, and as such the fair value presented today, considering current market conditions, may diverge materially from the amounts that we will ultimately realize on settlement or maturity.  For the quarter ended March 31, 2008, we recorded impairments of $6.8 million related to mortgage revenue bonds as more fully discussed in Note 2 of the condensed consolidated financial statements.  In addition, we recorded impairment of $0.7 million related to retained CMBS certificates held by our Consolidated Partnerships as more fully discussed in Note 18 to the condensed consolidated financial statements.

For additional information, including a discussion of the related valuation techniques for level 3 assets, see Notes 10 and 18 to the condensed consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			March 31, 2008
(in thousands)	March 31, 2008	December 31, 2007	Available to Borrow		Maximum Commitment
Credit Facilities:
Term loan	$135,000	$140,000	$--		$135,000
Revolving credit facility	205,000	210,000	40,000		245,000
Other Notes Payable:
CMC warehouse line	66,450	32,302	83,550	(1)	150,000
Multifamily ASAP plus facility	136,632	58,413	N/A	(1)	N/A
Commercial Real Estate repurchase lines	38,855	56,912	166,145	(1)	205,000
Centerline Financial facilities	--	--	155,000		155,000
Syndicated corporate debt warehouse line	17,604	5,423	82,396	(1)	100,000
Other	2,711	2,838	N/A		N/A
Financing Arrangements:
P-FLOATs/RITES	14,275	14,275	N/A	(1)	N/A
Subtotal	616,527	520,163	527,091		990,000

Secured Financing	556,405	548,227	N/A	(2)	N/A
Capital Structure (excluding Consolidated Partnerships)	1,172,932	1,068,390	527,091		990,000
Consolidated Partnerships	1,931,229	1,997,332	N/A		N/A
Total	$3,104,161	$3,065,722	$527,091		$990,000

(1)   Borrowings under these facilities are limited to available assets to serve as collateral.
(2)   As more fully discussed in our 2007 Form 10-K, the secured financing liability relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale.

Credit Facilities

Our term loan and revolving credit facility require us to maintain certain financial and other covenants including (as defined in the agreement):

•	a minimum level of consolidated net worth;

•	a minimum ratio of consolidated EBITDA to fixed charges (both as defined in the credit agreement);

•	a minimum ratio of funded debt to consolidated EBITDA; and

•	certain limitations on distributions (including distributions to minority interest holders).

As of March 31, 2008, we believe we were in compliance with all of these covenants.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	three CDO financing arrangements of the CMBS Fund Partnerships;

•	notes payable by the LIHTC Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	repurchase agreements for the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership; and

•	bridge loans extended to a CMBS Fund Partnership by its investors (including us).

During the three months ended March 31, 2008, our CMBS Fund Partnerships made net cash payments due to increased margin call/margin receipts on repurchase facilities.  The margin calls, which were due to the continuing volatility in CMBS markets and tightening of credit by many lenders, led us to secure the bridge financing noted above during the period to replace the existing repurchase facilities.  With the securing of this bridge financing, and the termination of a subscription line in one of our CMBS Funds, our Consolidated Partnerships are no longer subject to such margin calls.

Equity

Other than our common shares, we have several classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	March 31, 2008	December 31, 2007
Mezzanine equity:
Minority interests in subsidiaries	$164,118	$176,616
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Redeemable CRA shares	189,191	69,888
11.0% Preferred shares	130,585	--
Shareholders’ equity:
CRA shares	10,256	118,160

11.0% Preferred Shares

In January 2008, we issued 11.2 million 11.0% Preferred Shares in a private placement.  The entire issue was purchased by an affiliate of TRCLP.  The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares and are entitled to voting rights as if converted into common shares.

In March 2008, we commenced a rights offering that entitled shareholders to purchase these shares with the TRCLP affiliate retaining any shares not purchased as part of the rights offering.  Subsequent to the rights offering, under which shareholders purchased 0.4 million shares for $4.4 million, the TRCLP affiliate owns 10.8 million shares.  Proceeds from the issuance were $130.6 million, net of $0.6 million of offering costs.

Shelf Registration

In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities.  The shelf registration was declared effective on March 1, 2005 and has been available for use since April 1, 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Off Balance Sheet Arrangements
The following table reflects our maximum exposure and the carrying amounts as of March 31, 2008, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount
LIHTC credit intermediation (1)	$1,587,685	$35,075
Mortgage banking loss sharing agreements (2)	846,111	13,116
Credit support to developers (3)	199,231	679
Centerline Financial credit default swaps (4)	44,015	1,205
	$2,677,042	$50,075

 (1)   We see these transactions as opportunities to expand our Affordable Housing business by offering broad capital solutions to customers.  To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable funding sources.  The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to  a maximum of 30 years.

(3)   Generally relate to business requirements for developers to obtain construction financing.  As part of our role as co-developer of certain properties, we issue these guarantees in order to secure properties as assets for the funds we manage.  To date, we have had minimal exposure to losses under these guarantees.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

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

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 20 to the condensed consolidated financial statements.

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” ”expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risk, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	adverse changes in real estate and credit markets, general economic and business conditions;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	adverse changes in credit markets and risks related to the form and structure of our financing arrangements;
•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;
•	changes in applicable laws and regulations;
•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
•	competition with other companies;
•	risk of loss from direct and indirect investments in commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDOs”);
•	risk of loss under mortgage banking loss sharing agreements; and
•	risks associated with providing credit intermediation.

These risks are more fully described in our Form 10-K for the year ended December 31, 2007.  We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  Centerline expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any  forward-looking statements contained herein to reflect any change in Centerline’s expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks.

We invest in certain financial instruments that are subject to various forms of market risk, including interest rate risk.  We seek to prudently and actively manage such risks to earn sufficient compensation to justify the undertaking of such risks and to maintain capital levels which are commensurate with the risks we undertake.

The assumptions related to the following discussion of market risk involve judgments involving future economic market conditions, future corporate decision and other interrelating factors, many of which are beyond our control and all of which are difficult or impossible to predict with precise accuracy.  Although we believe that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate.  Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as our representation that our objectives and plans would be achieved.

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

Impact on Earnings

Many of our investments bear interest at fixed rates, or pay interest which does not fluctuate with changes in market interest rates.

In contrast, we have variable-rate debt related to our credit and warehouse facilities, with rates based on LIBOR.  Other long-term sources of capital, such as our preferred shares of our subsidiary and our preferred shares, carry a fixed dividend rate and as such, are not impacted by changes in market interest rates.

Of the March 31, 2008, total amount of our liabilities labeled on our Condensed Consolidated Balance Sheet as “Financing Arrangements and Secured Financing” and “Notes Payable”, $341.5 million is variable rate debt and not hedged via interest rate swap agreements.  We also have large escrow balances maintained by our Portfolio Management Group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net decrease of our pre-tax income by $0.7 million.

We manage this risk through the use of interest rate swaps as described in Note 11 to the condensed consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

Credit Spread and Margin Risk

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit or LIBOR, for floating rate credit.  Our fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity.  Our variable rate investments are valued based on a market credit spread over LIBOR.  Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of higher (or “wider”) spread over the benchmark rate used to value them.

Widening credit spreads would result in higher yields being required by the marketplace on loans and securities.  This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yields upward to meet the market.

At March 31, 2008, a 1.0% movement in credit spreads would impact the book value of the applicable assets by approximately 5%.  Under the terms of our repurchase agreements, when the estimated fair value of the existing collateral declines, the lenders may demand additional collateral or repayment of debt (i.e., a margin call).  This could result from principal reductions due to scheduled amortization payments, unscheduled principal payments on the mortgages underlying our investments, changes in market interest rates and other market factors.

Should market interest rates and/or prepayment speeds on our investments increase, margin calls on our repurchase agreements could substantially increase, causing an adverse change in our liquidity position and strategy.  The sources mentioned above may not be sufficient to meet our obligations, including margin calls, as they come due; as a result, further margin calls may result in asset sales.

Item 4.  Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

Through May 9, 2008, we and our trustees have been named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and (ii) we committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 13 to the condensed consolidated financial statements).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserts that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our recently announced transaction with Freddie Mac.  Each complaint seeks an unspecified amount of compensatory damages and other relief.  The court is currently considering motions by the different plaintiffs to designate a lead plaintiff for these cases, and five of the six lawsuits have been consolidated into a single action, with a motion to consolidate the sixth case as well pending before the court.  We intend to defend vigorously the claims that have been asserted against us and our officers and trustees.  The federal lawsuits are:

•
On January 18, 2008, Goldstein v. Centerline Holding Company, et al., No. 08 CV 00505, was filed against us and against certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On January 31, 2008, Frank v. Centerline Holding Company, et al., No. 08 CV 01026, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On February 4, 2008, Weinrib v. Centerline Holding Company, et al., No. 08 CV 01158, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On February 11, 2008, Lyons v. Centerline Holding Company, et al., No. 08 CV 01458, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York;

•
On February 15, 2008, Dechter v. Centerline Holding Company, et al., No. 08 CV 01593, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York; and

•
On February 26, 2008, Quill v. Centerline Holding Co., Inc, et al., No. 08 CV 01902, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.

Derivative Lawsuits

On January 15, 2008, the first of the state law cases, a putative class and derivative action, entitled Off v. Ross, CA No. 3468-VCP, was filed against us, our Board of Trustees and TRCLP in the Delaware Court of Chancery.  The lawsuit concerns our sale of a new issue of convertible preferred stock to an affiliate of TRCLP.  The lawsuit alleges claims for breach of fiduciary duty against the Trustees and seeks an unspecified amount of compensatory damages from them as well as injunctive relief against all defendants.  Thereafter, seven other derivative lawsuits asserting the same or similar claims were filed in state and federal courts in New York and in the Delaware Chancery Court.  Four of these later-filed actions also allege that the trustees breached their fiduciary duties to us by allegedly violating the federal securities laws (as alleged in the federal securities lawsuits described above).  We are named solely as a nominal defendant in all eight derivative actions and no monetary relief is sought against us in any of those cases.  The seven derivative actions filed subsequent to the Off case are:

•	On January 18, 2008, Kramer v. Ross, et al., Index. No. 100861-08, was filed against us and our board of trustees, in New York County Supreme Court;
•	On January 25, 2008, Carfagno v. Schnitzer, et al., No. 08 CV 00912, was filed against us and our board of trustees in the United States District Court for the Southern District of New York;
•	On January 30, 2008, Ciszerk v. Ross, et al., CA No. 3511, was filed against us, our board of trustees and The Related Companies, L.P. in the Delaware Court of Chancery;
•
On February 22, 2008, Kanter v. Ross, et al., 08 Civ. 01827, was filed against us, our board of trustees and The Related Companies, L.P. in the United States District Court for the Southern District of New York;

•
On February 27, 2008, Broy v. Centerline Holding Company et al., No. 08 CV 01971, was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.;

•	On April 10, 2008, Kastner v. Schnitzer et al, Index No. 601043-08, was filed against us and our board of trustees, in New York Supreme Court; and
•	On April 10, 2008, Kostecka v. Schnitzer et al, Index No. 601044-08, was filed against us and our board of trustees, in New York Supreme Court.

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Share pursuant to the rights offering but who did not do so.

We have negotiated a settlement with the plaintiff in the Off case based on the rights offering (see Note 13 to the condensed consolidated financial statements) and which is subject to court approval.  We believe that the settlement in Off will also resolve the similar claims that have been asserted in several of the other derivative lawsuits.  If the court does not approve the settlement in Off, and/or to the extent that the Off settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation. The independent Trustees determined, at their meeting on March 12, 2008, to defer further consideration of the letter until after the Court before which the securities litigation is pending had decided the motion to dismiss that we and the other defendants expect to file.

Other

Claims have been asserted against our subsidiaries in two separate but interrelated lawsuits relating to two properties for which we have provided debt and equity financing, but associated with the same developers. The lawsuits allege, among other things:

•	breach of fiduciary duty;
•	breach of the implied covenant of good faith and fair dealing;
•	intentional misrepresentation, fraud and deceit;
•	negligent misrepresentation; and
•	tortious interference with contracts.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as disclosed on our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities dueling the first quarter of 2008 and other information related to our repurchase program:

Period	Total number of shares purchased (1)	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs

January 1-31, 2008	10,020	$7.02	--
February 1-29, 2008	17,037	6.27	--
March 1-31, 2008	99,820	4.60	--
Total	126,884	$5.02	--	303,854
(1) All of the share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.

Item 3.	Defaults upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders. None.
Item 5.	Other Information. None.
Item 6.	Exhibits.

	10.1	Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Donald J. Meyer, dated April 28, 2008.*

	10.2	Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Nicholas A. C. Mumford, dated as of April 15, 2008.*

	10.3	Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Paul G. Smyth, dated as of April 15, 2008.*

	10.4	Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Andrew J. Weil, dated as of April 15, 2008.*

	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date: May 12, 2008	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)
Date: May 12, 2008	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)