Form 10-Q
period 2008-06-30
CENTERLINE HOLDING CO
filed 2008-08-08
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer ☒	Accelerated filer [ ]
Non- accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                      No ☒

As of July 31, 2008, there were 51,172,429 outstanding shares of the registrant’s shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$113,141	$137,111
Restricted cash	34,961	32,548
Investments:
Available-for-sale (Note 2)	718,626	938,378
Equity method (Note 3)	39,174	38,761
Other (Note 4)	136,427	182,277
Investments in and loans to affiliates (Note 17)	99,080	107,175
Goodwill and intangible assets, net (Note 5)	500,886	504,273
Deferred costs and other assets, net (Note 6)	125,765	141,026
Consolidated partnerships (Note 18):
Investments:
Available-for-sale	1,249,766	1,782,543
Equity method	4,304,959	4,178,206
Other	397,702	414,377
Land, buildings and improvements, net	711,632	661,380
Other assets	386,364	371,735
Total assets	$8,818,483	$9,489,790
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 7)	$410,369	$505,888
Financing arrangements and secured financing (Note 8)	479,591	562,502
Accounts payable, accrued expenses and other liabilities (Note 9)	233,551	312,838
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	273,500
Consolidated partnerships (Note 18):
Financing arrangements	1,123,095	1,122,906
Notes payable	676,555	458,367
Repurchase agreements	94,891	416,059
Due to property partnerships	857,343	970,602
Other liabilities	194,237	193,020
Total liabilities	4,343,132	4,815,682
Minority interests in consolidated subsidiaries, net of tax (Note 12)	159,593	176,716
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Redeemable securities (Note 13)	324,623	69,888
Limited partners’ interests in consolidated partnerships (Note 18)	3,840,342	3,782,912
Commitments and contingencies (Note 20)
Shareholders’ equity:
4.4% Convertible CRA preferred shares; no par value; no shares issued and outstanding in 2008 and 1,060 shares issued and outstanding 2007	--	51,281
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2008 and 5,306 shares issued and outstanding in 2007	5,886	66,879
Special preferred voting shares; no par value; 14,131 shares issued and outstanding in 2008 and 14,298 shares issued and outstanding in 2007	141	143
Common shares; no par value; 160,000 shares authorized; 54,678 issued and 51,171 outstanding in 2008 and 53,943 issued and 50,567 outstanding in 2007	541,434	592,505
Treasury shares of beneficial interest – common, at cost; 3,507 shares in 2008 and 3,376 shares in 2007	(64,961)	(64,312)
Accumulated other comprehensive loss (Note 14)	(435,707)	(105,904)
Total shareholders’ equity	46,793	540,592
Total liabilities and equity	$8,818,483	$9,489,790

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Interest income	$27,176	$53,240	$53,292	$102,860
Fee income	14,874	18,225	32,034	34,609
Other	3,663	2,842	5,807	5,255
Consolidated partnerships (Note 18):
Interest income	64,260	45,423	134,396	80,323
Rental income	17,267	13,277	34,256	25,428
Other	2,534	2,057	4,176	3,754
Total revenues	129,774	135,064	263,961	252,229
Expenses:
Interest	6,205	29,241	33,354	57,743
Interest – consolidated partnerships (Note 18)	32,913	24,002	67,805	46,314
Interest – distributions to preferred shareholders of subsidiary	4,725	4,725	9,449	9,449
General and administrative (Note 15)	43,225	42,038	87,127	98,561
Depreciation and amortization	11,446	10,594	23,347	21,692
Impairment of mortgage revenue bonds and other assets	13,417	2,938	21,440	19,385
Other expenses of consolidated partnerships (Note 18)	41,381	29,529	73,239	55,165
Total expenses	153,312	143,067	315,761	308,309
Loss before other income	(23,538)	(8,003)	(51,800)	(56,080)
Other (loss) income:
Equity and other (loss) income	(484)	(154)	(2,379)	(404)
Gain from repayment or sale of investments	5,965	1,209	795	3,588
Loss from investments held by consolidated partnerships (Note 18)	(72,521)	(82,896)	(167,322)	(140,311)
Loss before allocations	(90,578)	(89,844)	(220,706)	(193,207)
(Income) loss allocations:
Preferred shares of subsidiary	(1,557)	(1,557)	(3,113)	(3,113)
Minority interests in subsidiaries, net of tax (Note 12)	3,013	(1,708)	13,170	4,409
Limited partners of consolidated partnerships, net (Note 18)	86,748	97,776	187,685	178,887
(Loss) income before income taxes	(2,374)	4,667	(22,964)	(13,024)
Income tax benefit (provision)	45	313	(1,004)	3,259
Net (loss) income	(2,329)	4,980	(23,968)	(9,765)
Dividends for preferred and redeemable securities	(5,448)	(1,188)	(10,467)	(2,376)
Effect of redeemable share conversions	(2,100)	--	(14,020)	--
Net (loss) income for earnings per share calculations	$(9,877)	$3,792	$(48,455)	$(12,141)
Net (loss) income per share (Note 16):
Basic	$(0.19)	$0.07	$(0.93)	$(0.21)
Diluted	$(0.19)	$0.06	$(0.93)	$(0.21)
Weighted average shares outstanding (Note 16):
Basic	51,725	57,219	51,857	57,586
Diluted	51,725	58,393	51,857	57,586
Dividends declared per common share	$0.075	$0.42	$0.225	$0.84

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,968)	$(9,765)
Reconciling items:
Gain from repayment or sale of investments	(795)	(3,588)
Impairment of mortgage revenue bonds and other assets	21,440	19,385
Depreciation and amortization	23,347	21,692
Equity in unconsolidated entities	2,379	404
Income allocated to preferred shares of subsidiary	3,113	3,113
Loss allocated to minority interests in subsidiaries	(13,170)	(4,409)
Non-cash compensation expense	7,371	16,257
Other non-cash (income) expense	(4,306)	3,171
Deferred taxes	(356)	290
Reserves for bad debts	324	5,405
Changes in fair value of interest rate derivatives	(6,530)	(898)
Changes in operating assets and liabilities:
Mortgage loans held for sale	51,325	24,468
Deferred revenues	(17,680)	11,183
Receivables	10,502	33,159
Other assets	5,710	(4,668)
Accounts payable, accrued expenses and other liabilities	(55,077)	(8,745)
Net cash flow from operating activities	3,629	108,250
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of available-for-sale securities	34,272	12,211
Purchases of available-for-sale securities	(33,760)	(321,576)
Acquisition of mortgage loans held for investment	(29,828)	(115,280)
Repayments of mortgage loans held for investment	32,872	104,430
Advances to partnerships	(37,999)	(77,413)
Collection of advances to partnerships	42,722	70,436
Deferred investment acquisition costs	(814)	(950)
(Increase) decrease in restricted cash, escrows and other cash collateral	(15,702)	1,356
Return of capital from equity investees	254	--
Acquisition of furniture, fixtures and leasehold improvements	(1,826)	--
Acquisition of asset management contract	(7,505)	--
Loan to AMAC	(2,192)	(42,600)
Equity investments and other investing activities	(62,912)	(15,072)
Net cash flow from investing activities	(82,418)	(384,458)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	(14,275)	(74,999)
Proceeds from financing arrangements and secured financing	62,757	146,802
Distributions to shareholders	(12,434)	(52,899)
Distributions to preferred shareholders of subsidiary	(3,113)	(3,113)
Distributions to minority interests in consolidated subsidiaries	(13,390)	(17,690)
(Decrease) increase in notes payable	(95,519)	226,658
Minority interest contribution	1,900	3,225
Proceeds from 11.0% Preferred shares	131,235	--
Proceeds from 11.0% Preferred shares rights offering	4,365	--
Retirement of minority interests and special preferred voting shares	--	(2,803)
Treasury stock purchases	(4,365)	(30,310)
Deferred financing and equity offering costs	(2,342)	(13)
Net cash flow from financing activities	54,819	194,858
Net decrease in cash and cash equivalents	(23,970)	(81,350)
Cash and cash equivalents at the beginning of the period	137,111	178,813
Cash and cash equivalents at the end of the period	$113,141	$97,463
Non-cash investing and financing activities:
Recognized sale of re-securitized mortgage revenue bonds:
Reductions in secured financing liability	$(130,027)	$--
Reduction in mortgage revenue bonds	$178,265	$--
Increase in Freddie Mac Series A certificates	$(13,276)	$--
Increase in Freddie Mac Series B certificates	$(6,410)	$--
Share grants issued	$7,882	$9,383
Conversion of minority interests to common shares	$2,977	$--
Treasury stock purchase via employee withholding	$650	$2,848

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.   Description of Business

Centerline Holding Company, together with its subsidiaries, is an alternative asset manager with a core focus on real estate funds and financing with more than $14.2 billion of assets under management as of June 30, 2008.  We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), which contains a summary of our significant accounting policies.  With the exception of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS 157”) (see Note 10), and the application of the two-class method of calculating earnings per share (“EPS”) (see Note 16), there have been no material changes to these policies since December 31, 2007.  New accounting pronouncements pending adoption that could impact future presentation or results are described below.

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

C.  Accounting Pronouncements to be Adopted

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that a noncontrolling interest (currently displayed as minority interests in consolidated subsidiaries, preferred shares of  subsidiary (not subject to mandatory repurchase) and limited partners’ interests in consolidated subsidiaries) be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and most of its provisions will apply prospectively.  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition, results of operations and cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  Under FSP EITF 03-6-1, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Because the awards are considered participating securities, they would be included as a separate class in our calculation of EPS (see Note 16).  FSP EITF 03-6-1 is effective for us on January 1, 2009.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	June 30, 2008	December 31, 2007

Freddie Mac Certificates:
Series A-1	$302,116	$288,672
Series B	160,682	153,468
Mortgage revenue bonds	186,232	376,432
Retained CMBS certificates	33,152	75,328
CMBS	11,139	13,361
Syndicated corporate debt	23,066	27,749
Marketable securities	2,239	3,368
Total	$718,626	$938,378

A.  Freddie Mac Certificates

As more fully discussed in our 2007 Form 10-K, we retained Series A-1 and Series B Freddie Mac Certificates in connection with the December 2007 re-securitization of the mortgage revenue bond portfolio with Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

Series A-1

Information with respect to the Series A-1 Certificates is as follows:

(in thousands)	June 30, 2008	December 31, 2007
Fair value	$377,500	$377,500
Less: eliminations (1)	(75,384)	(88,828)
Consolidated fair value	$302,116	$288,672

(1) A portion of the Series A-1 certificates related to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation.

The change in the amounts eliminated in consolidation resulted from the recognition of certain re-securitized mortgage revenue bonds that were recognized as sold in 2008 (see B. Mortgage Revenue Bonds below).

Series B

Information with respect to the Series B Certificates is as follows:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Face amount	$140,028	$140,028
Interest receivable	1,012	--
Gross unrealized gains	58,011	72,873
Subtotal/fair value	199,051	212,901
Less: eliminations (1)	(38,369)	(59,433)
Consolidated fair value	$160,682	$153,468

(1) A portion of the Series B certificates related to re-securitized mortgage revenue bonds that were not reflected as sold. Accordingly, that portion is eliminated in consolidation.

The change in the amounts eliminated in consolidation resulted from the recognition of certain re-securitized mortgage revenue bonds that were recognized as sold in 2008 (see B. Mortgage Revenue Bonds below).

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	June 30, 2008		December 31, 2007

Weighted average discount rate	11.0%		11.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	11.2	years	11.6	years
Constant default rate	2.0%		2.0%

We account for the Series B Certificates under EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Under EITF 99-20, when significant changes in estimated cash flows from those previously estimated occur and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated cash flows, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting charge being included in income. In the second quarter of 2008, we revised certain estimates as to the timing of cash flows inherent in the valuation of the Series B Certificates as they relate to assumed credit defaults of the underlying mortgage revenue bonds. This change in estimate lowered the fair value of the Series B Certificates and, accordingly, we recognized an impairment charge of $7.7 million in our condensed consolidated statement of operations.

B.  Mortgage Revenue Bonds

Information regarding our portfolio of mortgage revenue bonds is provided in the table below:

(in thousands)	June 30, 2008	December 31, 2007
Amortized cost basis	$613,277	$774,594
Gross unrealized gains	964	2,351
Gross unrealized losses	(3,439)	(3,624)
Subtotal/fair value	610,802	773,321
Less: eliminations (1)	(424,570)	(396,889)
Consolidated fair value	$186,232	$376,432
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As more fully discussed in the 2007 Form 10-K, as part of the Freddie Mac re-securitization, certain aspects of the transaction were treated as secured financing as we had provided guarantees with respect to payment of debt service on certain mortgage revenue bonds which constituted continuing involvement.  During 2008, a portion of the guarantees expired resulting in recognition of 18 mortgage revenue bonds as sold with an aggregate amortized cost basis of $178.3 million.  Upon recognition of the sale, we also de-recognized the associated secured financing liability (see Note 8) and recognized a gain of $4.8 million.  In addition, a subsidiary assumed the general partner interest in the property partnerships that are the obligors of three mortgage revenue bonds associated with two properties we had recognized as sold at the time of the re-securitization with Freddie Mac.  As a result, we have included those bonds in the amounts shown above at their fair value (aggregating $28.5 million) and recorded a corresponding secured financing liability.

During 2008, we securitized seven mortgage revenue bonds and accounted for the securitization as a financing transaction (see Note 8).

During the six months ended June 30, 2008, we recognized $10.9 million of mortgage revenue bond impairment charges ($4.1 million in the second quarter). Of the amount recorded, $7.2 million represents an expected loss on the planned sale of two bonds.  The remaining $3.7 million relates to one bond whose impairment resulted from substandard performance at the underlying property.

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2008
Number	28	--	28
Fair value	$253,698	$--	$253,698
Gross unrealized losses	$3,439	$--	$3,439
December 31, 2007
Number	18	3	21
Fair value	$234,248	$36,559	$270,807
Gross unrealized losses	$3,244	$380	$3,624

Unrealized losses on mortgage revenue bonds are primarily a result of unamortized yield adjustments related to the bonds and are not necessarily reflective of the operating performance of the assets.

Under our term loan agreement which became effective in December 2007 (see Note 7), five bonds with an aggregate fair value of $30.5 million as of June 30, 2008, remain pledged as collateral.

C.  Retained CMBS Certificates

Retained commercial mortgage backed securities (“CMBS”) certificates are not direct investments in CMBS, but rather investments in the debt of trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account as of June 30, 2008 are comprised of the following classes:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
AAA interest only	$--	$13,240	$--	$--	$13,240	39.9%
BB	26,150	14,915	--	(4,455)	10,460	31.6
B-	74,717	24,871	--	(17,788)	7,083	21.4
CCC+	9,402	461	9	--	470	1.4
CC	18,804	423	517	--	940	2.8
D	6,721	69	266	--	335	1.0
Non-rated	31,190	1,705	--	(1,081)	624	1.9
Non-rated interest only	--	--	--	--	--	--
Total	$166,984	$55,684	$792	$(23,324)	$33,152	100.0%

At June 30, 2008, the AAA interest only certificate had a notional amount of $467.2 million and the non-rated interest only certificates had a combined notional amount of $194.4 million.

The unrealized losses presented above do not include $1.1 million related to the AAA interest only and non-rated interest only certificates which have experienced losses related to the underlying assets and for which we realized an impairment loss in the quarter ended June 30, 2008.  In accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), when we record an impairment charge and reduce an asset to its fair value, the fair value becomes the new cost basis of the investment.  As such, there is no difference between the accreted cost of these assets and their fair values as of June 30, 2008.

The unrealized losses on other retained CMBS certificates (all have been in an unrealized loss position for less than 12 months) are due to widening credit spreads resulting from market conditions and do not necessarily reflect the credit quality of the underlying assets.  We have the ability and intent to hold these investments until recovery; as such, we have determined that these decreases in fair value are temporary.

In April and July 2008, rating agencies downgraded certain certificates we hold resulting in a reduction of the fair value of the investments, which led to margin calls on a repurchase facility (see Note 7).

D.  CMBS

CMBS investments we hold for our account were comprised of the following as of June 30, 2008:

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
BB+	$3,898	$2,289	$--	$(1,262)	$1,027	9.2%
BB	3,898	2,142	--	(1,187)	955	8.6
BB-	3,898	2,006	--	(1,116)	890	8.0
B+	10,395	4,336	--	(2,088)	2,248	20.2
B	2,599	531	--	(74)	457	4.1
B-	6,698	1,350	--	(197)	1,153	10.4
Non-rated	25,819	5,143	--	(734)	4,409	39.5
Total	$57,205	$17,797	$--	$(6,658)	$11,139	100.0%

During the first six months of 2008, we purchased CMBS investments with a face amount of $18.2 million at a cost of $3.7 million.  Similar to retained CMBS certificates, the unrealized losses on CMBS (all have been in an unrealized loss position for less than 12 months) are due to widening credit spreads and do not necessarily reflect the credit quality of the underlying assets.  We have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E.  Syndicated Corporate Debt

Syndicated corporate debt primarily represents corporate secured term loans.  We have funded such purchases through an asset backed warehouse line (see Note 7).  Information regarding our syndicated corporate debt investments for the periods presented is provided below:

(in thousands)	June 30, 2008	December 31, 2007
Amortized cost basis	$22,851	$27,839
Gross unrealized gains (losses)	215	(90)
Consolidated fair value	$23,066	$27,749

During the six months ended June 30, 2008, we sold five syndicated corporate debt investments at a loss of $0.6 million, of which $0.1 million we recognized as an impairment charge in 2007.  In addition, we recognized impairment charges of $1.3 million due to recent market fluctuations for the remaining securities where we concluded that the declines in fair value were other-than-temporary as we expect to sell the investments upon termination of the associated financing in August 2008 (see Note 7). In accordance with SFAS 115, when we record an impairment charge and reduce an asset to its fair value, the fair value becomes the new cost basis of the investment.  As such, there is no difference between the accreted cost of those assets and their fair values as of June 30, 2008.

NOTE 3 – Equity Method Investments

Equity method investments for the periods presented are provided below:

(in thousands)	June 30, 2008	December 31, 2007
Equity interests in LIHTC partnerships	$39,174	$38,761

We acquire interests in entities that own low income housing tax credit (“LIHTC”) properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing Group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

The balances shown above do not include our investments in American Mortgage Acceptance Company (“AMAC”) and Centerline Urban Capital I, LLC (“CUC”), which we also account for under the equity method, as the entities are related parties.  For discussion regarding these investments, see Note 17.

NOTE 4 – Other Investments

Other investments consisted of the following categories:

(in thousands)	June 30, 2008	December 31, 2007
Mortgage loans held for sale	$39,740	$91,065
Mortgage loans held for investment	12,643	15,687
Stabilization escrow	76,215	62,565
Construction loans to LIHTC property partnerships	1,521	6,379
Miscellaneous investments	6,308	6,581
Total	$136,427	$182,277

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  Mortgage Loans Held for Sale

Mortgage loans held for sale include originated loans pre-sold to government sponsored entities, such as Federal National Mortgage Association (“Fannie Mae”), Freddie Mac and Government National Mortgage Association (“GNMA”) under contractual sale obligations that normally settle within three months of origination.  Mortgage loans held for sale can differ widely from period to period depending on the timing and size of originated mortgages as compared to reporting dates.

B.  Stabilization Escrow

(in thousands)	June 30, 2008	December 31, 2007
Cash balance	$90,250	$76,032
Present value discount net of eliminations and accumulated amortization	(14,035)	(13,467)
Total	$76,215	$62,565

As further discussed in the 2007 Form 10-K, a portion of the cash received from the mortgage revenue bonds re-securitized with Freddie Mac in December 2007 was placed in escrow.  Due to the risk of the projected construction completion and/or stabilization of the underlying properties, contributions to the escrow account are recorded at their net present value determined based upon an evaluation of the underlying cash flows and a discount rate of 15.0%.   Of the amount required as of the transaction date ($126.0 million), we funded $76.0 million in December 2007 and, in March 2008, we funded an additional $30.0 million (resulting in a recognized loss in the first quarter of $3.5 million representing the difference between the amount deposited and the present value of the associated releases of the funds, with such loss recorded as a component of “gain from repayment or sale of investments”).  Giving effect to escrow releases upon construction completion and/or stabilization of the underlying properties (including $36.2 million during the six months ended June 30, 2008), the stabilization escrow is fully funded as of June 30, 2008.

C.  Construction Loans to LIHTC Property Partnerships

Through a subsidiary, we issue construction loans to LIHTC properties on a short-term basis until the properties are included in the Affordable Housing Group’s investment fund offerings.  These loans are guaranteed by the developers of the LIHTC properties and certain loans are secured by mortgages on the land.

NOTE 5 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following for the periods presented:

(in thousands)	June 30, 2008	December 31, 2007

Goodwill	$342,311	$342,667
Other intangible assets, net	103,395	103,077
Mortgage servicing rights, net	55,180	58,529
Total	$500,886	$504,273

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  Goodwill

The table provided below summarizes information regarding goodwill, which we include in our Corporate segment:

(in thousands)	Total
Balance at December 31, 2007	$342,667
Additions	--
Reductions	(356)
Balance at June 30, 2008	$342,311

The reduction in goodwill relates to the redemption of Special Common Units (“SCUs”) (see Note 12).  The deferred tax impact of such redemption effectively reduces the purchase price for the subsidiary they were issued to finance.

B.  Other Intangible Assets, Net

The components of other intangible assets, net for the periods presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Amortized intangible assets:
Transactional relationships	16.7	$103,000	$103,000	$38,935	$34,721	$64,065	$68,279
Partnership service contracts	9.4	47,300	47,300	29,970	28,057	17,330	19,243
General partner interests	7.0	13,521	6,016	3,017	2,547	10,504	3,469
Joint venture developer relationships	5.0	4,800	4,800	4,435	3,955	365	845
Mortgage banking broker relationships	5.0	1,080	1,080	722	612	358	468
Weighted average life/subtotal	13.5	169,701	162,196	77,079	69,892	92,622	92,304
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		10,773	10,773	--	--	10,773	10,773
Total		$180,474	$172,969	$77,079	$69,892	$103,395	$103,077

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Amortization expense	$3,647	$4,082	$7,187	$8,163

In June 2008, we reached an agreement to act as collateral manager for two commercial real estate collateralized debt obligations (“CDOs”) created by Nomura Credit and Capital, Inc (“Nomura”).  In connection with this agreement, we paid $7.5 million which we capitalized, included in “general partner interests” above, which represented the fair value of the agreement at the time we completed the transaction.  The asset will be amortized over 5.8 years, representing the estimated weighted average life of the Nomura CDOs.

In connection with this agreement, the High-Yield Debt Fund Partnership we manage and consolidate purchased debt and equity securities in the Nomura CDOs (see Note 18).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Deferred Costs and Other Assets, Net

The components of deferred costs and other assets, net are presented in the table below:

(in thousands)	June 30, 2008	December 31, 2007
Deferred financing and other costs	$38,420	$39,599
Less: Accumulated amortization	(10,113)	(5,176)
Net deferred costs	28,307	34,423
Collateral deposits receivable	68,787	59,957
Interest receivable, net	6,246	10,550
Fees receivable	7,663	14,057
Furniture, fixtures and leasehold improvements, net	6,799	8,366
Other	7,963	13,673
Total	$125,765	$141,026

NOTE 7 – Notes Payable

Notes payable included the following:

(in thousands)	June 30, 2008	December 31, 2007
Term loan	$109,040	$140,000
Revolving credit facility	211,000	210,000
CMC warehouse line	--	32,302
Multifamily ASAP plus facility	39,617	58,413
Commercial real estate repurchase lines	30,987	56,912
Syndicated corporate debt warehouse line	17,014	5,423
Other	2,711	2,838
Total	$410,369	$505,888

A.  Term Loan and Revolving Credit Facility

As of June 30, 2008, we have a $109.0 million term loan, which matures in December 2008 (the “Term Loan”), and a $245.0 million revolving credit facility, subject to an increase of up to $55.0 million upon an increase in commitments and subject to a step-down to $275.0 million on March 30, 2009 (the “Revolving Credit Facility”), which matures in June 2009, subject to a six-month extension.  In 2008, we received additional commitments of $10.0 million related to the Term Loan and $20.0 million related to the Revolving Credit Facility, which, pursuant to the credit agreement, were used to fund the stabilization escrow (see Note 4) associated with the re-securitization of our mortgage revenue bond portfolio.  Through June 30, 2008, we repaid $41.0 million of the Term Loan in accordance with the terms of the loan agreement.  The next scheduled amortization payment on the Term Loan is August 31, 2008 at which time the balance of the term loan must be reduced to $75.0 million. The balance must be further reduced to $50.0 million by October 31, 2008 and repaid in full by December 31, 2008.

Available borrowings under the revolving credit facility are reduced by a letter of credit associated with our mortgage banking loss sharing agreement with Freddie Mac (see Note 20).

B.  CMC Warehouse Line

In May 2008, we amended our $150.0 million Centerline Mortgage Capital, Inc. (“CMC”) Warehouse facility.  The new facility, with the same capacity, matures in May 2009 and bears interest at the London Interbank Offering Rate (“LIBOR”) plus 1.0%. Mortgages financed by such advances (see Note 4) as well as the related servicing and other rights (see Note 5) have been pledged as security under the new facility.  As of June 30, 2008, no amounts were outstanding under this facility.  As described in Note 4, all loans securing this facility have firm sale commitments.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  Multifamily ASAP Plus Facility

Under this program with Fannie Mae, mortgage loans are initially funded using the CMC warehouse line described above. Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%. CMC is later reimbursed by Fannie Mae.  As of June 30, 2008, the interest rate was 2.46%.

D.  Commercial Real Estate Repurchase Lines

As of June 30, 2008, we are a party to two repurchase agreements with two counterparties, one of which is currently used to monetize investments we hold for our own account, while we have no borrowings outstanding under the other agreement.

In April 2008, the decline in value caused by a rating agency downgrade on the retained CMBS certificate collateral (see Note 2) led to a margin call of $7.1 million, on our repurchase facility with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”).  In July 2008, another rating agency downgrade led to a margin call of $1.7 million on this repurchase facility.  Both margin calls were paid from available cash.

In May 2008, we received notice from Morgan Stanley that the repurchase agreement would not be extended and a termination date of November 27, 2008 was established for this facility.

E.  Syndicated Corporate Debt Warehouse Line

The syndicated corporate debt warehouse line is secured by investments in syndicated corporate debt (see Note 2) and will be terminated August 15, 2008.  As described in Note 2, we plan to sell the assets securing this warehouse line.

F.  Covenants

As of June 30, 2008, we believe we were in compliance with all covenants required by our facilities.

NOTE 8 – Financing Arrangements and Secured Financing

Following are the components of financing arrangements and secured financing for the periods presented:

(in thousands)	June 30, 2008	December 31, 2007
Freddie Mac secured financing	$416,834	$548,227
Bond securitizations	62,757	14,275
Total	$479,591	$562,502

As more fully discussed in our 2007 Form 10-K, the Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale.  During the first half of 2008, guarantees we had provided with respect to payment of debt service on certain re-securitized bonds expired.  As the guarantees had constituted continuing involvement with the securitized assets and prevented our recognition of a sale, we recognized the bonds as sold upon the expiration of the guarantees and de-recognized the assets and the associated liabilities.  The remaining liability relates to bonds for which we continue to guarantee payment of debt service and/or for which a subsidiary controls the general partner of the underlying property partnership.

For the six months ended June 30, 2008, we repaid one bond securitization in connection with the redemption of the underlying mortgage revenue bond and securitized an additional seven bonds with unpaid principal balances of $62.8 million.  The proceeds were utilized for general corporate purposes including repayment of a portion of the Term Loan.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following for the periods presented:

(in thousands)	June 30, 2008	December 31, 2007
Deferred revenues	$82,930	$100,610
Transactions costs payable	35,014	35,314
Interest rate swaps at fair value (Note 11)	43,022	50,445
Distributions payable	12,965	41,016
Accounts payable	13,767	15,976
Salaries and benefits	13,371	30,513
Accrued fund organization and offering expenses	8,312	8,484
Deposits payable	242	3,760
Accrued interest payable	10,064	1,350
Unsettled investments	186	15,000
Income tax reserves	2,438	2,442
Other	11,240	7,928
Total	$233,551	$312,838

NOTE 10 – Fair Value Disclosures

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value (emphasizing fair value as a market-based measurement) and expands disclosures about fair value measurements.  To comply with the provisions of SFAS 157, we incorporate credit value adjustments, where appropriate, to reflect both our own non-performance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  For the six months ended June 30, 2008, credit value adjustments resulted in a $5.7 million reduction in the fair value of our free-standing interest rate swaps (see Note 11), which we recorded as a reduction of interest expense and a $0.2 million increase in the fair value of cash flow hedges, which we recorded as a component of accumulated other comprehensive loss.  The FASB deferred the effective date of SFAS 157 with respect to non-financial assets and liabilities measured on a non-recurring basis.  We will be subject to those requirements as of January 1, 2009.

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

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2008

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$302,116	$302,116
Series B	--	--	160,682	160,682
Mortgage revenue bonds	--	--	186,232	186,232
Retained CMBS certificates	--	--	33,152	33,152
CMBS	--	--	11,139	11,139
Syndicated corporate debt	23,066	--	--	23,066
Marketable securities	2,239	--	--	2,239
Total available-for-sale investments	$25,305	$--	$693,321	$718,626
Liabilities
Derivatives	$--	$43,022	$--	$43,022
Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$39,740	$--	$39,740
Mortgage loans held for investment - impaired	--	1,794	--	1,794
Mortgage servicing rights	--	--	55,180	55,180

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets (more fully described in our 2007 Form 10-K):

Series A-1 Freddie Mac certificates:
The Series A-1 Freddie Mac Certificates are fixed-rate, tax-exempt, credit enhanced certificates that have terms consistent with preferred shares of our Centerline Equity Issuer Trust I (“Equity Issuer”) subsidiary.  We determine fair value based on observable market transactions of similar instruments. Because these certificates typically have a limited market, in the absence of observable market transactions, we estimate fair value for each certificate utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing it against any similar market transactions.  During the second quarter of 2008, management evaluated the number of transactions conducted with instruments similar to the Series A-1 Freddie Mac certificates and concluded that due to the unique terms of the certificates, such population was now too limited to continue a Level 2 designation as determined upon adoption of SFAS 157. As a result, we have re-classified these investments as Level 3 assets.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mortgage revenue bonds:
We base the fair value of our mortgage revenue bonds on observable market transactions, which may indicate a fair value approximating the unpaid principal balance.  Because mortgage revenue bonds typically have a limited market, in the absence of observable market transactions, we estimate fair value for each bond by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing it against any similar market transactions.

Retained CMBS certificates and CMBS:
We generally estimate fair value of CMBS and similar retained interests based on market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active.

We perform additional analysis on prices received based on broker quotes.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating.  We utilize this process to validate the prices received from brokers.

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

Mortgage loans held for investment – impaired
When a loan is deemed impaired, we write the loan down to its fair value, which becomes its new cost basis.  We measure the fair market value of a loan using the observable market price for sales of similar assets or the market value of the loan’s collateral if the loan is collateral-dependent.  Market prices are determined by using a combination of updated appraised values and broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.

Mortgage servicing rights
Although we have elected to account for our mortgage servicing rights under the amortization method, they are originally recorded at fair value and we value the portfolio annually for the purpose of testing for impairment.  We obtain valuations of originated mortgage servicing rights from a third-party valuation specialist.  The inputs include contractual servicing fees, our projected cost to service as well estimates of default rates, prepayment speeds and an appropriate discount rate.  While there is an active market for similar assets and certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

(in thousands)	Freddie Mac Certificates Series A-1	Freddie Mac Certificates Series B	Mortgage revenue bonds	Retained CMBS certificates	CMBS	Total

Balance at January 1, 2008	$--	$153,468	$376,432	$75,328	$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings	--	--	(6,832)	--	--	(6,832)
Included in other comprehensive income	--	(960)	(884)	204	(5,775)	(7,415)
Amortization or accretion	--	(1,420)	38	(1,860)	163	(3,079)
Purchases, issuances, settlements and other adjustments	--	(327)	(15,840)	--	3,664	(12,503)
Net transfers in and/or out of Level 3	--	--	--	--	--	--
Balance at March 31, 2008	$--	$150,761	$352,914	$73,672	$11,413	$588,760
Total realized and unrealized gains or (losses):
Included in earnings	--	(7,668)	(4,096)	(1,077)	--	(12,841)
Included in other comprehensive income	--	4,357	(318)	(38,429)	(198)	(34,588)
Amortization or accretion	--	(1,585)	178	(1,014)	(76)	(2,497)
Purchases, issuances, settlements and other adjustments	13,444	14,817	(162,446)	--	--	(134,185)
Net transfers in and/or out of Level 3	288,672	--	--	--	--	288,672
Balance at June 30, 2008	$302,116	$160,682	$186,232	$33,152	$11,139	$693,321
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (1)	$--	$(7,668)	$(10,928)	$(1,077)	$--	$(19,673)

(1) Recorded in “Impairment of Mortgage Revenue Bonds and Other Assets” in the Condensed Consolidated Statement of Operations.

Both observable and unobservable inputs may be used to determine the fair value of positions that we classified within the Level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in the historical company data) inputs.

For SFAS 157 disclosures related to our Consolidated Partnerships, see Note 18.

NOTE 11 – Financial Risk Management and Derivatives

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments.  While we carry derivative instruments in both categories at their estimated fair values on our Condensed Consolidated Balance Sheets, the change in those fair values are recorded differently.  To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders’ equity.  If deemed ineffective, and the ineffectiveness exceeds the limits allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, we would record the entire fair value (and subsequent changes) in our Condensed Consolidated Statement of Operations.  With respect to the free-standing derivatives, we include all changes in fair value in our Condensed Consolidated Statements of Operations.

A.  Cash Flow Hedges of Debt

Our Term Loan and the Revolving Credit Facility (see Note 7) incur interest expense at variable rates, exposing us to interest rate risk.  We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk.  We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our credit facility through the use of an interest rate swap indexed to LIBOR.  Under the swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the LIBOR index.  The swap outstanding at June 30, 2008, had a notional amount of $275.0 million, expires in August 2009 and has a fixed rate of 5.25%.  The average LIBOR rate was 2.94% for the six months ended June 30, 2008.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through our Commercial Real Estate Group, we entered into four cash flow hedging instruments to manage the interest rate risk of planned debt offerings by a CMBS fund.  The swaps outstanding at June 30, 2008 had an aggregate notional amount of $112.3 million, expire at various dates from August 2017 to March 2022 and have a weighted average fixed rate of 5.62%.

At inception, we designated these swaps as cash flow hedging instruments, with the hedged item being the interest payments on our variable-rate debt.  On an ongoing basis, we assess whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing.  Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.  An inherent risk of these swap agreements is the credit risk related to the counterparty’s ability to meet the terms of the contracts with us.

We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further hedging transactions.

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of June 30, 2008 (see Note 18).

B.  Free Standing Derivatives

Through our Affordable Housing Group, we are party to 26 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  Under the terms of these agreements, we pay a variable rate of interest and receive interest at fixed rates equal to those of the related bonds. Due to the re-securitization of the related mortgage revenue bonds in December 2007, these swaps are now deemed to be free-standing derivatives.  At June 30, 2008, these swaps had an aggregate notional amount of $280.9 million, a weighted average interest rate of 6.08% and a weighted average remaining term of 14.0 years.

Through our Commercial Real Estate Group, we entered into seven interest rate swap agreements in connection with a CMBS fund that closed in 2007.  At June 30, 2008, these swaps had an aggregate notional amount of $230.5 million, a weighted average interest rate of 5.77% and a weighted average remaining term of 9.3 years.

C.  Financial Statement Impact

Presented below are amounts included in Interest expense on the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Interest payments – cash flow hedges	$7,353	$--	$12,576	$--
Interest receipts – cash flow hedges	(2,760)	(894)	(5,967)	(1,574)
Change in fair value of free- standing derivatives(1)	(15,479)	(1,585)	(6,530)	(898)
Ineffectiveness	437	199	637	399
Net	$(10,449)	$(2,280)	$716	$(2,073)

(1)    The six months ended June 30, 2008 amount includes a $5.7 million reduction to interest expense ($1.2 million reduction for the second quarter) related to credit value adjustments as required by SFAS 157.

During the second quarter, we reclassified $0.4 million from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations based on the changes to the expected timing of long-term borrowings.

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  The amounts recorded were as follows:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	June 30, 2008	December 31, 2007
Net liability position	$43,022	$50,445

We estimate that $14.2 million of the net unrealized loss included in accumulated other comprehensive loss will be reclassified into interest expense within the next twelve months.

NOTE 12 – Minority Interests in Consolidated Subsidiaries, net of tax

Minority interests in consolidated subsidiaries consisted of the following for the periods presented:

(in thousands)	June 30, 2008	December 31, 2007

Convertible SCUs of a subsidiary; 14,131 outstanding in 2008 and 14,298 outstanding in 2007	$147,440	$165,717
Convertible Special Common Interests (“SCIs”) of a subsidiary; 268 outstanding in 2008 and 2007	3,708	3,984
Other	8,445	7,015
Total	$159,593	$176,716

Other minority interests at June 30, 2008, primarily represent the 10% interest in Centerline Financial Holdings, LLC, (“CFH”) held by Natixis Capital Markets North America, Inc. (“Natixis”).

Income (loss) allocated to minority interests, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
SCUs	$(2,683)	$1,929	$(12,616)	$(4,027)
SCIs	(37)	25	(171)	(51)
Special Membership Units (“SMUs”)	--	26	--	(53)
Other	(293)	(272)	(383)	(278)
Total	$(3,013)	$1,708	$(13,170)	$(4,409)

All SMUs were redeemed by December 31, 2007.

Redemptions

Holders of SCUs redeemed units as follows:

Six Months Ended June 30,	Number redeemed	Common shares issued	Cash paid
			(in thousands)
2007	132,000	--	$2,803

2008	166,120	166,120	--

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For any SCU redemptions, we also redeemed the special preferred voting shares related to the converted SCUs at their $0.01 per share redemption price.

NOTE 13– Redeemable Securities

Redeemable securities consisted of the following for the periods presented:

(in thousands)	June 30, 2008			December 31, 2007
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$88,607	5,762	5,698	$13,893	974	652
Redeemable CRA Shares	4,585	271	--	4,502	271	--
Convertible Redeemable CRA Preferred Shares	49,840	1,060	1,916	--	--	--
Redeemable CRA Preferred Shares	52,134	1,100	--	51,493	1,100	--
11.0% Cumulative Convertible Preferred Shares	129,457	11,217	12,208	--	--	--
Total	$324,623	19,410	19,822	$69,888	2,345	652

A.  Redeemable CRA Shares

As further discussed in the 2007 Form 10-K, in December 2007, we entered into option agreements with most of our Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) shareholders and all 4.4% Cumulative Perpetual Convertible CRA Preferred shareholders.  The option agreements allow us to redeem the shares at their initial issuance prices, or otherwise for the shareholders to redeem the shares after specified dates at the same price.  In 2008, we entered into additional option agreements with respect to these classes of shares.   In connection with the execution of these agreements, we reclassified the shares outside of permanent equity at fair value and recorded a charge to shareholders’ equity for the difference between that fair value and the carrying basis of the shares. Subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price as a reduction of shareholders’ equity.  The charge to shareholders’ equity was $14.0 million for the six months ended June 30, 2008 ($2.1 million for the quarter).

B. 11.0% Cumulative Convertible Preferred Shares

In January 2008, we issued 11.2 million shares of 11.0 % Cumulative Convertible Preferred Shares, Series A-1 (“11.0% Preferred Shares”) in a private placement.  The issue was purchased by an affiliate of The Related Companies, LP (“TRCLP”), a company controlled by our Chairman.  The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares (at $10.75 per share) and are entitled to voting rights as if converted into common shares.  Proceeds of the issuance were $129.5 million, net of offering costs of $1.7 million.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14 – Comprehensive Loss

Components of comprehensive loss were as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007

Net loss	$(23,968)	$(9,765)
Net unrealized gain on interest rate derivatives	548	2,265
Net unrealized loss on available-for-sale securities:
Unrealized loss during the period	(65,108)	(6,132)
Reclassification adjustment to net loss	24,250	19,385
Net unrealized gain (loss) on equity investees, net of amounts allocated to minority interests	2,604	(6,104)
Net unrealized loss allocated to minority interests	(292,097)	--
Comprehensive loss	$(353,771)	$(351)

NOTE 15 – General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Salaries and benefits	$24,070	$27,028	$50,801	$63,888
Professional fees	3,728	3,813	7,979	6,238
LIHTC Fund origination and property acquisition	1,575	1,336	3,827	3,026
Other general and administrative	13,852	9,861	24,520	25,409
Total	$43,225	$42,038	$87,127	$98,561

NOTE 16 – Earnings per Share

Prior to the execution of the option agreements described in Note 13, we treated our common and Convertible CRA Shares as a single class in applying SFAS No. 128, Earnings per Share (“SFAS 128”). Weighted average shares outstanding included common shares and Convertible CRA Shares (prior to execution of an option agreement), as the Convertible CRA Shares had the same economic benefits as the common shares.  Income for the calculation represented net income or loss less dividends for our preferred shares.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method.  The Convertible Redeemable CRA Preferred Shares, the 11.0% Preferred Shares and our subsidiaries’ convertible equity units are not included in the calculation as their assumed conversions would be anti-dilutive for the periods presented.

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net (loss) income	$(2,329)	$4,980	$(23,968)	$(9,765)
Preferred dividends	(5,004)	(1,188)	(9,040)	(2,376)
Dividends for other redeemable securities	(444)	--	(1,427)	--
Undistributed (loss) income	(7,777)	3,792	(34,435)	(12,141)
Effect of redeemable share conversions	(2,100)	--	(14,020)	--
Net (loss) income for EPS calculations	$(9,877)	$3,792	$(48,455)	$(12,141)
Denominator:
Weighted average shares outstanding
Basic	51,725	57,219	51,857	57,586
Effect of dilutive shares (1)	--	1,174	--	--
Diluted	51,725	58,393	51,857	57,586
Calculation of EPS:
Net (loss) income as computed above	$(9,877)	$3,792	$(48,455)	$(12,141)
Weighted average shares outstanding – basic	51,725	57,219	51,857	57,586
Net (loss) income per share – basic	$(0.19)	$0.07	$(0.93)	$(0.21)
Net (loss) income as computed above	$(9,877)	$3,792	$(48,455)	$(12,141)
Weighted average shares outstanding – diluted (1)	51,725	58,393	51,857	57,586
Net (loss) income per share – diluted	$(0.19)	$0.06	$(0.93)	$(0.21)

(1)
In accordance with SFAS 128, 1.3 million common share equivalents have been excluded from the Diluted EPS calculation in the six months ended June 30, 2007, as we reported a net loss after preferred dividends.  Common share equivalents excluded from the 2008 periods were less than 0.1 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17 – Related Party Transactions

Investments in and Loans to Affiliates

The components of investments in and loans to affiliates are presented in the table below:

(in thousands)	June 30, 2008	December 31, 2007
Loan to AMAC	$79,877	$77,685
Interest receivable on AMAC loan	364	529
Investment in AMAC common and preferred shares	5,497	6,910
Co-investment in CUC	4,109	4,184
Due from partnerships, net	2,894	8,300
Fees receivable, net	6,339	9,567
Total	$99,080	$107,175

Note:  The table above does not include our co-investments in the consolidated CMBS and High-Yield Debt Fund Partnerships as the amounts are eliminated in consolidation.  The carrying amount of these co-investments, net of our share of accumulated other comprehensive loss, totaled $(4.0) million as of June 30, 2008, and $36.1 million as December 31, 2007.

Impact to Statements of Operation

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
AMAC asset management and incentive managements fees and expense reimbursements	$665	$834	$1,213	$1,841
AMAC credit facility interest income	1,128	805	2,368	902
AMAC servicing fee income	103	187	192	317
Equity in loss of AMAC	(288)	--	(2,282)	--
TRCLP shared service fee expense	--	(139)	--	(282)
TRCLP property management services expense	(1,296)	(1,127)	(2,433)	(2,200)

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

Effective July 1, 2008, we extended our revolving credit facility to AMAC, with a maximum capacity of $80.0 million, to June 2009.  The revolving credit facility is used by AMAC for general corporate purposes.  Income we earn from this facility is included in “Other interest income” in the Condensed Consolidated Statements of Operations.

During 2007, AMAC suspended investment activity due to volatility in credit markets that led to significant margin calls on its debt facilities and interest rate swaps.  As a result, it sold certain assets, recorded impairment charges on others and recorded a substantial net loss.  In addition, AMAC has recorded unrealized losses on some of its remaining assets and interest rate derivatives.  Due to the equity losses, we have recorded our allocable share of AMAC’s unrealized losses, the carrying value of our investment in its common shares was reduced to zero and the carrying value of our preferred investment was reduced from our initial investment of $7.0 million to $5.5 million.  Dividends, when received, are recorded as a return of capital.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

AMAC has notified us that it is in default under the covenants of the line of credit.  At the time that we extended the line, we also entered into a forbearance agreement whereby we agreed to forbear any remedies under the loan agreement and not call the outstanding balance of the loan provided interest payments remain current and provided that lenders of debt on any other facility demand repayment due to default.  We also began to assess interest at a default rate of LIBOR plus 7.0%, retroactive to January 1, 2008, the initial event of default.  While we believe the advances under the line of credit are recoverable and interest payments at the base rate of LIBOR plus 3.0% are current, we have fully reserved the default interest of $1.6 million.  In the opinion of management, the extension of the credit facility and the forbearance agreement will allow AMAC to stabilize its operations and increase the likelihood of recovering the monies advanced.

We serve as the collateral manager for AMAC’s $400.0 million CDO and service all of the loans in AMAC’s investment portfolio, performing all primary and special servicing functions.  Pursuant to the servicing agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in “Fee income” in the Condensed Consolidated Statements of Operations.

Centerline Real Estate Special Situations Mortgage Fund, LLC (“CRESS”) has entered into a co-investment agreement with AMAC whereby both may participate in investment opportunities that are originated by our subsidiaries and meet mutual investment criteria.  A portion of CRESS’ 2008 and 2007 investments were made pursuant to this agreement.  During the six months ended June 30, 2008, CRESS purchased investments with a principal amount of $33.4 million from AMAC for a purchase price of $31.7 million, consistent with transactions with independent third parties.

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

During the six months ended June 30, 2008, LIHTC Fund Partnerships that we consolidate provided equity financing to properties developed by a subsidiary of TRCLP.  CRESS funded an additional $5.2 million on two loans secured by properties developed by TRCLP.

In January 2008, we issued $131.2 million of our convertible preferred shares to a company affiliated with TRCLP and repurchased certain of the shares as part of a rights offering (see Note 13).

C.  Co-investment in CUC

CUC is an investment fund with the California Public Employees Retirement System (“CalPERS”) as majority investor, focusing on investments in multifamily properties in major urban markets.  Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested. Remaining funding commitments under this obligation are insignificant.

D.  Due from Partnerships, Net

Due from partnerships represents loans advanced to investment funds that we sponsor.  A portion of these advances relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development and for which we assumed the general partner interest (see Note 20).  As we consolidate the majority of investment funds we sponsor, the above balances are net of eliminations of $48.0 million at June 30, 2008, and $48.9 million at December 31, 2007.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 18 – Consolidated Partnerships

Financial information for the LIHTC Fund and Property Partnerships is as of March 31, 2008, the most recent reliable date.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of June 30, 2008.

Assets and liabilities of consolidated partnerships consisted of the following:

	June 30, 2008			December 31, 2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Available-for-sale
CMBS	$--	$795,315	$795,315	$--	$1,235,059	$1,235,059
Retained CMBS certificates	--	378,230	378,230	--	482,424	482,424
CDO equity	--	76,221	76,221	--	65,060	65,060
	--	1,249,766	1,249,766	--	1,782,543	1,782,543
Equity Method
Equity interests in LIHTC properties	4,304,959	--	4,304,959	4,178,206	--	4,178,206
Other
Mortgage loans held for investment	--	329,437	329,437	--	336,322	336,322
Other investments	68,265	--	68,265	78,055	--	78,055
	68,265	329,437	397,702	78,055	336,322	414,377
Total investments held by consolidated partnerships	4,373,224	1,579,203	5,952,427	4,256,261	2,118,865	6,375,126
Land, buildings and improvements, net	711,632	--	711,632	661,380	--	661,380
Other assets	296,476	89,888	386,364	290,076	81,659	371,735
Total assets	$5,381,332	$1,669,091	$7,050,423	$5,207,717	$2,200,524	$7,408,241
Financing arrangements	$--	$1,123,095	$1,123,095	$--	$1,122,906	$1,122,906
Notes payable	381,555	295,000	676,555	422,904	35,463	458,367
Repurchase agreements	--	94,891	94,891	--	416,059	416,059
Due to property partnerships	857,343	--	857,343	970,602	--	970,602
Other liabilities	172,543	21,694	194,237	177,979	15,041	193,020
Total liabilities	$1,411,441	$1,534,680	$2,946,121	$1,571,485	$1,589,469	$3,160,954

A.  CMBS

The CMBS Fund Partnerships invest in and hold CMBS investments.  CMBS investments held by these partnerships comprised the amounts noted below as of June 30, 2008:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
BBB+	$26,500	$24,687	$--	$(14,512)	$10,175	1.4%
BBB	86,139	75,103	--	(46,439)	28,664	3.6
BBB-	417,065	304,516	--	(168,483)	136,033	17.1
BB+	309,441	258,073	--	(157,799)	100,274	12.6
BB	273,943	222,016	--	(137,345)	84,671	10.6
BB-	304,908	217,639	--	(133,038)	84,601	10.6
B+	257,029	167,614	--	(95,858)	71,756	9.0
B	172,743	99,681	137	(59,855)	39,963	5.0
B-	219,507	96,324	470	(48,337)	48,457	6.1
CCC+	17,064	11,127	--	(6,712)	4,415	0.6
CCC	6,826	1,651	--	--	1,651	0.2
CCC-	16,239	6,776	--	(1,175)	5,601	0.7
Non-rated	970,989	287,001	781	(108,728)	179,054	22.5
Total	$3,078,393	$1,772,208	$1,388	$(978,281)	$795,315	100.0%

During the six months ended June 30, 2008, one of the CMBS Fund Partnerships purchased CMBS investments with a face amount of $72.0 million for a purchase price of $24.9 million.

Unrealized losses presented above do not include $8.0 million of unrealized losses that a CMBS Fund Partnership recognized as an impairment charge, included in “loss from investments held by consolidated partnerships”, during the six months ended June 30, 2008.  The impairment was primarily due to increased rates of default within one CMBS trust. In accordance with SFAS 115, when we record an impairment charge and reduce an asset to its fair value, the fair value becomes the new cost basis of the investment.  As such, there is no difference between the accreted cost of those assets and their fair values as of June 30, 2008.

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2008
Number	242	97	339
Fair Value	$618,932	$174,555	$793,487
Gross Unrealized loss	$966,822	$11,459	$978,281

The unrealized losses are due to widening credit spreads as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

B.  Retained CMBS Certificates

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in retained certificates held by these partnerships comprised the amounts noted below as of June 30, 2008:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
AAA	$147,900	$144,795	$--	$(11,344)	$133,451	35.3%
AA+	51,100	49,315	--	(5,687)	43,628	11.5
AA	15,400	16,168	--	(3,178)	12,990	3.4
A+	62,600	62,697	--	(12,101)	50,596	13.4
A	66,500	71,239	--	(19,828)	51,411	13.6
A-	30,700	28,681	--	(7,155)	21,526	5.7
BBB+	49,600	45,506	--	(16,293)	29,213	7.7
B	63,319	54,409	--	(44,565)	9,844	2.6
B-	157,007	43,270	--	(26,372)	16,898	4.5
Non-rated	183,427	3,396	--	--	3,396	0.9
Non-rated interest only	--	4,439	898	(60)	5,277	1.4
Total	$827,553	$523,915	$898	$(146,583)	$378,230	100.0%

At June 30, 2008, the non-rated interest only certificates had combined notional amounts of $1.3 billion.

Unrealized losses presented above do not include $17.7 million of unrealized losses that a CMBS Fund Partnership recognized as an impairment charge, included in “loss from investments held by consolidated partnerships”,  during the six months ended June 30, 2008 and an additional $20.9 million recognized in 2007.  The CMBS Fund Partnership is scheduled to liquidate within the next two years and may not be able to hold the assets until recovery. In accordance with SFAS 115, when we record an impairment charge and reduce an asset to its fair value, the fair value becomes the new cost basis of the investment.  As such, there is no difference between the accreted cost of those assets and their fair values as of June 30, 2008.

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2008
Number	26	7	33
Fair Value	$189,994	$187,180	$377,174
Gross Unrealized loss	$135,729	$10,854	$146,583

The unrealized losses are due to widening credit spreads as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

C.  CDO Debt and Equity

The High-Yield Debt Partnership invests in trusts that hold commercial real estate loans and issue CDOs.  CDO debt and equity investments held by this partnership comprised the amounts noted below as of June 30, 2008:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
BBB	$9,750	$9,458	$--	$(5,070)	$4,388	5.9%
BBB-	28,550	27,097	--	(16,485)	10,612	13.9
BB+	42,300	40,147	--	(26,482)	13,665	17.9
BB	17,413	16,392	--	(10,737)	5,655	7.4
BB-	11,325	10,534	--	(6,855)	3,679	4.8
B+	18,575	17,139	--	(12,341)	4,798	6.3
B	7,124	6,326	--	(4,333)	1,993	2.6
B-	17,325	16,508	--	(12,298)	4,210	5.5
Non-rated	118,576	102,544	--	(75,323)	27,221	35.7
Total	$270,938	$246,145	$--	$(169,924)	$76,221	100.0%

During the six months ended June 30, 2008, the High-Yield Debt Fund Partnership purchased CDO debt and equity investments with a face amount of $165.0 million for a purchase price of $142.0 million.

For CDO debt and equity investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
June 30, 2008
Number	19	6	25
Fair value	$57,972	$18,249	$76,221
Gross unrealized loss	$124,960	$44,964	$169,924

The unrealized losses are due to widening credit spreads as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The High-Yield Debt Fund Partnership has the ability and intent to hold these investments until recovery; as such, we have determined that the decreases in fair value are temporary.

D.  Equity Interests in LIHTC Properties and Due to Property Partnerships

The LIHTC Fund Partnerships invest in property level partnerships that generate the LIHTCs.  Neither we nor the LIHTC Fund Partnerships control these partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in LIHTC properties” represents the limited partner investments in those property level partnerships, which the LIHTC Fund Partnerships carry on the equity method of accounting.  The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments.

E.  Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  The aggregate carrying values, allocated by product type and weighted average coupons, of mortgage loans held for investment held by that Partnership as of June 30, 2008, are presented in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Total Commitment	Carrying Value	Allocation by Product Type	Fixed Rate Average Yield	Variable Rate Average Yield as of June 30, 2008
Product Type:
Bridge loans, variable rate	$15,000	$5,901	3.8%		6.00%
Bridge loans, fixed rate	43,426	41,901	11.0	7.24%
Subordinated notes, variable rate	71,800	61,303	18.3		7.24
Subordinated notes, fixed rate	23,375	21,327	5.9	8.17
Mezzanine loans, variable rate	144,925	108,204	36.8		7.35
Mezzanine loans, fixed rate	92,917	89,474	23.7	9.79
First mortgage, variable rate	2,025	1,327	0.5		5.62
Total/Average	$393,468	$329,437	100.0%	8.40%	6.55%

F.  Financing Arrangements/Notes Payable/Repurchase Agreements

The Fund Partnerships use debt facilities to finance investment activity.

In February 2008, one of the CMBS Fund Partnerships received loans of $295.0 million from certain members of the fund (excluding $22.3 million from us).  The loans are for a two year term, subject to two one-year extensions upon approval of all lenders (excluding us) and bear interest at a fixed rate of 14.0% (and a portion may be paid-in-kind although the fund has paid all interest in cash to date).  Proceeds from the loan were used to repay all outstanding repurchase agreement and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the Fund Partnership.

In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated as discussed below.

Other changes in the balances since December 31, 2007, are due to transactions undertaken in the ordinary course of business.

In July 2008, the High Yield Debt Partnership’s $150.0 million-capacity repurchase agreement with Morgan Stanley Bank was terminated and the balance ($29.4 million as of June 30, 2008) was repaid.

G.  Financial Risk Management and Derivatives

In connection with the termination of repurchase agreement financings as discussed above, one of the CMBS Fund Partnerships terminated seven interest rate swap contracts with a total notional amount of $187.8 million that were designated as cash flow hedges against future interest payments on the fund’s future long-term borrowings.  The termination of these swap contracts resulted in a realized loss of approximately $14.1 million which was included in other comprehensive loss during the first quarter.  Of this amount, $0.3 million was recorded through the Condensed Consolidated Statement of Operations in the second quarter based on changes to the expected timing of the fund’s future long-term borrowings.  Additionally, $1.3 million of losses on the fund’s remaining swaps were reclassified from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations in the second quarter based on the changes to the expected timing of the fund’s long-term borrowings.

In connection with the termination of repurchase agreement financings, during the first quarter of 2008, the High-Yield Debt Fund terminated all of its cash flow hedges with total notional amount of $73.2 million.  Termination costs of $5.6 million were paid at the time of termination and included in accumulated other comprehensive loss during the first quarter.  Of this amount, $4.3 million was recorded through the Condensed Consolidated Statement of Operations in the second quarter based on changes to the expected timing of the fund’s future long-term borrowings.

As part of our review of our overall hedging strategy, in July 2008, one of the CMBS Fund Partnerships terminated their remaining swap contracts with a total notional amount of $49.0 million.  The termination of these swaps contracts resulted in a realized loss of $3.3 million which will be included in the funds’ statement of operations in the third quarter.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

H.  Revenues and Expenses

Revenues and expenses of consolidated partnerships consisted of the following:

	Three Months Ended June 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$2,768	$61,492	$64,260	$3,954	$41,469	$45,423
Rental income	17,267	--	17,267	13,277	--	13,277
Other revenues	2,441	93	2,534	1,647	410	2,057
Total revenues	$22,476	$61,585	$84,061	$18,878	$41,879	$60,757
Interest expense	$5,394	$27,519	$32,913	$5,263	$18,739	$24,002
Asset management fees	6,332	--	6,332	6,264	--	6,264
Property operating expenses	9,012	--	9,012	7,407	--	7,407
General and administrative expenses	7,045	475	7,520	4,704	287	4,991
Depreciation and amortization	10,094	1,526	11,620	7,966	608	8,574
Other expenses	2,550	4,347	6,897	2,293	--	2,293
Subtotal	35,033	6,348	41,381	28,634	895	29,529
Total expenses	$40,427	$33,867	$74,294	$33,897	$19,634	$53,531

	Six Months Ended June 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$5,752	$128,644	$134,396	$7,485	$72,838	$80,323
Rental income	34,256	--	34,256	25,428	--	25,428
Other revenues	3,991	185	4,176	3,207	547	3,754
Total revenues	$43,999	$128,829	$172,828	$36,120	$73,385	$109,505
Interest expense	$8,418	$59,387	$67,805	$12,448	$33,866	$46,314
Asset management fees	14,424	--	14,424	12,603	--	12,603
Property operating expenses	15,869	--	15,869	13,297	--	13,297
General and administrative expenses	12,639	890	13,529	9,944	1,026	10,970
Depreciation and amortization	17,376	3,770	21,146	14,055	1,205	15,260
Other expenses	3,924	4,347	8,271	3,035	--	3,035
Subtotal	64,232	9,007	73,239	52,934	2,231	55,165
Total expenses	$72,650	$68,394	$141,044	$65,382	$36,097	$101,479

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

The following tables present the information about assets and liabilities of consolidated partnerships measured at fair value on a recurring basis as of June 30, 2008:

(in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2008

Available-for-sale investments:
CMBS	$--	$--	$795,315	$795,315
Retained CMBS certificates	--	--	378,230	378,230
CDO equity	--	--	76,221	76,221
Total available-for-sale investments	$--	$--	$1,249,766	$1,249,766
Liabilities
Derivatives (included in “Other liabilities of consolidated partnerships”)	$--	$8,990	$--	$8,990

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

(in thousands)	CMBS	Retained CMBS certificates	CDO equity	Total

Balance at January 1, 2008	$1,235,059	$482,424	$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings	--	(688)	--	(688)
Included in other comprehensive income	(406,520)	(3,037)	(56,490)	(466,047)
Amortization or accretion	1,049	762	415	2,226
Purchases, issuances, settlements and other adjustments	47,540	--	129,521	177,061
Net transfers in and/or out of Level 3	--	--	--	--
Balance at March 31, 2008	$877,128	$479,461	$138,506	$1,495,095
Total realized and unrealized gains (losses):
Included in earnings	(7,985)	(17,006)	--	(24,991)
Included in other comprehensive income	(71,724)	(84,919)	(75,453)	(232,096)
Amortization or accretion	(2,104)	694	670	(740)
Purchases, issuances, settlements and other adjustments	--	--	12,498	12,498
Net transfers in and/or out of Level 3	--	--	--	--
Balance at June 30, 2008	$795,315	$378,230	$76,221	$1,249,766
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008 (1)	$(7,985)	$(17,694)	$--	$(25,679)

(1) Included in “Other (Loss) Income– Loss from Investments Held by Consolidated Partnerships” in the Condensed Consolidated Statement of Operations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  As a result, the unrealized gains and losses for assets within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

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

Segment results include all direct and contractual revenues and expenses of each segment and allocations of certain indirect expenses based on specific methodologies.  These reportable segments are strategic business units that primarily generate revenue streams that are distinctly different and are generally managed separately.

The table below includes Adjusted Net Income, and a reconciliation from Adjusted Net Income to GAAP net income, as Adjusted Net Income is the performance measure used by our chief decision-maker for purposes of measuring performance and capital allocation.  We define Adjusted Net Income as net income pursuant to GAAP and adjusted for non-cash amortization of acquired intangible assets and acquisition-related, share-based compensation.  There is no generally accepted methodology for computing Adjusted Net Income, and our computation of Adjusted Net Income may not be comparable to similar measurements reported by other companies.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Revenue
Affordable Housing	$40,655	$67,872	$84,103	$130,452
Commercial Real Estate	16,033	16,377	30,377	31,379
Portfolio Management	11,696	15,303	23,080	29,286
Credit Risk Products	2,242	4,187	4,545	7,579
Corporate	5,571	5,547	11,902	12,168
Consolidated Partnerships	84,061	60,757	172,828	109,505
Elimination of intersegment transactions	(30,484)	(34,979)	(62,874)	(68,140)
Consolidated Revenues	$129,774	$135,064	$263,961	$252,229
Depreciation and Amortization
Affordable Housing	$222	$222	$720	$477
Commercial Real Estate	3,077	3,890	6,165	8,451
Portfolio Management	962	3,076	2,235	3,102
Credit Risk Products	43	21	79	38
Corporate	7,142	3,385	14,148	9,624
Consolidated Depreciation and Amortization	$11,446	$10,594	$23,347	$21,692
Depreciation and Amortization of Consolidated Partnerships	$11,620	$8,574	$21,146	$15,260
Adjusted Net Income (Loss)
Affordable Housing	$2,872	$18,719	$4,803	$11,066
Commercial Real Estate	9,820	62	4,669	(2,647)
Portfolio Management	3,096	5,797	6,716	11,136
Credit Risk Products	(1,717)	(2,767)	(4,771)	(2,761)
Corporate	(15,928)	(21,815)	(30,889)	(33,387)
Consolidated Partnerships	4,580	3,213	11,944	10,281
Eliminations	(2,187)	7,781	(9,698)	8,580
Total Adjusted Net Income (Loss)	536	10,990	(17,226)	2,268
Amortization of acquired intangible assets, net of minority interests	(2,492)	(2,672)	(4,968)	(5,349)
Amortization of acquisition-related share-based compensation, net of minority interests	(373)	(3,338)	(1,774)	(6,684)
Net (loss) income	$(2,329)	$4,980	$(23,968)	$(9,765)

NOTE 20– Commitments and Contingencies

PRS/CRG/ERC

PRS/CRG

PRS Companies (“PRS”) and Capital Realty Group (“CRG”) were sponsors of certain LIHTC property partnerships for which we held mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity, and a construction affiliate of PRS served as general contractor for most of these partnerships.  Due to financial difficulties experienced by PRS and its construction affiliate, we ceased our business dealings with PRS and acquired the general partner interest in certain partnerships sponsored by PRS as part of agreements reached in April 2005 (the “PRS Partnerships”).  There were two additional projects for which the PRS construction affiliate was general contractor (the “GCG Partnerships”) for which the general partner interest owned by PRS or an affiliate were transferred to us at the same time.

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

In August 2007, we entered into a letter of intent for a developer to acquire the general partnership interests in nine of the PRS partnerships located in Atlanta, Georgia.  Under the proposed arrangement, the acquirer will manage the projects and we will fund a fixed amount of advances, after which we will jointly fund any required advances with the acquirer.  We will also jointly share fees and cash flow payable to the general partners of the projects.  We anticipate that the sale of the general partner interest in the projects will close in the third quarter of 2008.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Impact

The partnerships are summarized as follows:

	Number	Centerline Capital Sponsored Fund is Equity Partner	Included in Credit Intermediated Funds	Centerline Holds GP Interest	Third Party is Equity Partner
	PRS Partnerships
Lease-Up	11	6	4	6	5
Stabilized	2	--	--	--	2
Subtotal	13	6	4	6	7
	CRG Partnerships
Construction	1	1	1	1	--
Rehab	1	1	1	1	--
Lease-Up	4	4	2	3	--
Stabilized	3	3	2	1	--
Subtotal	9	9	6	6	--
	GCG Partnerships
Lease-Up	2	2	1	--	--
Subtotal	2	2	1	--	--
	ERC Partnerships
Construction	1	1	1	1	--
Lease-Up	13	13	12	13	--
Stabilized	4	4	2	4	--
Subtotal	18	18	15	18	--
Total	42	35	26	30	7

Our potential exposure falls into two categories as follows:

Cash required to bring the properties to break-even operation – As of June 30, 2008, advances outstanding totaled $42.1 million, net of reserves.  These advances, and additional loans, are assessed periodically for collectability.  At present, we do not anticipate that any of the remaining advances would require a charge to expense, although as the strategy with respect to any property is implemented, circumstances may require a change in that outlook.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There can be no assurance that a bankruptcy by or against PRS or its affiliates or against ERC may not give rise to additional claims concerning these partnerships.

Forward Transactions

At June 30, 2008, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $231.8 million for mortgages to be funded through October 2010, and each lending commitment has an associated sale commitment.

In addition, those subsidiaries had commitments to sell mortgages that have either been funded  (some of which have forward commitments as noted above) or have been committed and/or “rate locked”.  Those that have been funded as of June 30, 2008, totaled $39.9 million and are included in “Investments – Other” as “Mortgage loans held for sale” on the Condensed Consolidated Balance Sheet.  We expect to fund $83.0 million of committed and/or “rate locked” loans in 2008.

Mortgage Loan Loss Sharing Agreements

Pursuant to a master loss sharing agreement under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas.  At June 30, 2008, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

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

Our maximum exposure at June 30, 2008, pursuant to these agreements, was $870.4 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At June 30, 2008, and December 31, 2007, that reserve was $13.1 million which represents our estimate of potential losses as of those dates.  The reserve is recorded as a reduction of mortgage servicing rights (see Note 5).  In addition, we recorded a $1.3 million charge in the quarter ended June 30, 2008, for specific expected losses under our mortgage loan loss sharing agreement with Fannie Mae.  The reserve is recorded in “accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of June 30, 2008, we maintained collateral consisting of commercial paper of $11.2 million and a money market account of $81,000, which is included in restricted cash on our Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $11.0 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral taken into account can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash. To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our revolving credit facility (see Note 7).  At June 30, 2008, commitments under this agreement totaled $11.5 million.

Yield Transactions

We have entered several credit intermediation agreements with either Natixis or Merrill Lynch & Co., Inc. (“Merrill Lynch”) (each a “Primary Intermediator”) to provide agreed-upon rates of return for pools of multifamily properties to LIHTC funds sponsored by a subsidiary.  In return, we have or will receive fees, generally at the start of each credit intermediation period.  There are a total of 19 outstanding agreements to provide the specified returns:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS No. 5, Accounting for Contingencies.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $33.8 million as of June 30, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheet.  (Refer also to PRS/CRG/ERC above, regarding potential exposure under existing obligations).

As of June 30, 2008, we maintained collateral consisting of cash deposits of $55.0 million which is included in “deferred costs and other assets, net” on our Condensed Consolidated Balance Sheet, to satisfy Merrill Lynch’s collateral requirements (see Note 21).

Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $199.2 million as of June 30, 2008.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.3 million as of June 30, 2008.  To date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued. This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

Centerline Financial has entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, only to the extent there is a shortfall payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023.  Total potential exposure pursuant to these transactions is $44.0 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.2 million as of June 30, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

Through August 7, 2008, we and our trustees have been named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and (ii) we committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 13).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action are scheduled to file a motion to dismiss the consolidated complaint by August 21, 2008.  We intend to defend vigorously the claims that have been asserted against us and our officers and trustees.

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

We have negotiated a settlement with the plaintiff in the Off case based on the rights offering (see Note 13) and which is subject to court approval.  We believe that the settlement in Off will also resolve the similar claims that have been asserted in several of the other derivative lawsuits.  If the court does not approve the settlement in Off, and/or to the extent that the Off settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.   An initial hearing for approval of the settlement of the Off case was held on May 23, 2008 and a second hearing was held July 15, 2008.  We are currently awaiting the judge’s decision regarding the settlement.

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

One of the lawsuits, which was originally filed in Pierce County Superior Court, and thereafter transferred to King County Superior Court, in the State of Washington, is entitled Silverwood Alliance Apartments, LLC, et al. v. Affordable Housing Partnership Alliance LLC, et al., Case No. 06-2-40705-9SEA.  Silverwood involves counterclaims against our subsidiaries for unspecified damages.  The other lawsuit, also was originally filed in Pierce County Superior Court in the State of Washington and thereafter was removed to the United States District Court for the Western District of Washington, is entitled Viewcrest Bremerton, LLC v. Related Capital Housing Partnership I, L.P. - Series 3, et al., Case No. C06-5459RSM.  Viewcrest alleges damages of at least $10 to 15 million against our subsidiaries.  The parties have entered into a settlement agreement that, if consummated, will result in the global resolution of both lawsuits and all disputes between the parties.  No Centerline entity will be required to make any payment as part of the settlement other than payments contemplated under the original Viewcrest deal documents.  The settlement is, however, subject to certain contingencies and the parties are currently working on the satisfaction of those contingencies.  Both lawsuits have been stayed pending the consummation or termination of the settlement. If the settlement cannot be effectuated, our subsidiaries intend to defend vigorously against the claims and to prosecute their own claims.  We are unable at the present time to estimate what potential losses, if any, may arise in connection with this litigation if the settlement is not effectuated.

NOTE 21 –Subsequent Events

Effective July 1, 2008, we extended our related party line of credit with AMAC and entered into a forbearance agreement (see Note 17).

In July 2008, the High Yield Debt Partnership’s $150.0 million-capacity repurchase agreement with Morgan Stanley Bank was repaid and terminated, and one of the CMBS Fund Partnerships terminated its remaining swap contracts with a total notional amount of $49.0 million (see Note 18).

In July 2008, we were notified by Merrill Lynch that we will need to post additional collateral with respect to credit intermediation transactions whereby we agree to provide agreed-upon rates of return to investors in certain LIHTC funds (see Note 20). While we are in negotiations as to the amount of collateral, the amount required could range from $5.0 to $15.0 million.

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

This MD&A contains forward-looking statements; please see page 71 for more information.

OVERVIEW

We are an alternative asset manager with a core focus on real estate funds and financing with more than $14.2 billion of assets under management as of June 30, 2008.  Our 2008 results reflect our transformation from direct investing towards fund and asset management.  During 2008, we continued to operate in an unfavorable market environment characterized by lack of liquidity in credit markets (particularly with respect to real estate finance) spread deterioration, and declining asset values.  In addition, we continue to be hampered by general economic conditions.  The market environment and general economic conditions, in aggregate, depressed our asset values and limited our ability to grow our assets under management.  Also, given that some of our businesses have a higher volume of transactions in the second and fourth quarterly periods, the operating results for interim periods may not be indicative of the results for the full year.

For a discussion of our four operating groups and two groups not involved in direct operations, see Note 19 to the condensed consolidated financial statements.

Significant changes between 2008 and 2007 for our operating groups include:

Affordable Housing

•
Since the beginning of 2008, we have seen a change in the investor base for our Affordable Housing Group such that traditional investors (e.g., Fannie Mae, Freddie Mac, commercial banks) have reduced their demand for tax credits which has resulted in fewer LIHTC fund originations through the first half of 2008 as compared to prior periods.  We continue to work with traditional investors and note an elevated interest in LIHTC investments from non-traditional investors such as insurance companies.  Although the raising of LIHTC funds is traditionally weighted to the fourth quarter, our current expectations are that total gross equity raised with respect to LIHTC funds will be less than 2007.  To date, during 2008 we have raised $121.9 million of gross equity in six LIHTC Funds, as compared to $416.6 million of gross equity raised in six LIHTC Funds in 2007.

•
With respect to mortgage revenue bonds, funding costs have increased significantly and liquidity declined resulting in a reduction in our ability to originate new mortgage revenue bonds.  We funded $26.1 million of mortgage revenue bonds in the second quarter and year-to-date 2008 periods compared to $43.7 million of originations and fundings in the second quarter of 2007 and $72.1 million for the comparative six months of 2007.  We expect this trend of lower originations as compared to prior periods to continue for the foreseeable future.

•
Our overall bond portfolio has significantly declined as compared to prior comparable periods as a result of the  re-securitization of $2.8 billion of bonds with Freddie Mac in December 2007 as more fully discussed in our 2007 Form 10-K.  We believe this materially improved our risk profile by reducing the funding and interest rate risk inherent in our liability structure.

Commercial Real Estate

•
Our CMBS investments, whether held by our funds or in our own account, have experienced a significant decline in value.  We continue to believe that such declines are due to market dislocation and not necessarily reflective of the credit quality of the underlying assets (see Fair Value Disclosures discussion in the Liquidity and Capital Resources section beginning on page 66).  In addition, our strategy with CMBS investments is long-term in nature and we have the intent and ability to hold these assets until market conditions improve allowing time for the asset values to recover.

•
Events impacting comparability of results for our Commercial Real Estate group when evaluating the six months ended June 30, 2008 to the prior period include the launch of our third high-yield CMBS Fund in August 2007 with committed capital of $585.3 million as of June 30, 2008; and increased capital commitments of $178.6 million in December 2007 in our High-Yield Debt Fund Partnership.

•
Due to the decline in lending for commercial real estate, we have originated no commercial mortgage loans for AMAC or CRESS in the current year and have seen a significant decline in originations for conduit originations.   We continue to believe in the long-term viability of commercial loan originations and recently greatly strengthened our capabilities in this area by hiring a 14 member team formerly of Nomura.  As part of an agreement with Nomura, we began to act as collateral manager for two commercial real estate CDOs previously managed by Nomura and are managing a portfolio of assets that Nomura holds for its own account.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Portfolio Management

•
Our primary loan servicing portfolio decreased to $25.0 billion, as compared to $31.5 billion at June 30, 2007, due principally to declining pre-securitization servicing that has been affected by the disruption in credit markets.

Credit Risk Products

•
Centerline Financial, part of our Credit Risk Products Group, received a AAA-counterparty rating as a credit-derivative products company from S&P at the end of 2007.  A counterparty rating should allow us to provide credit default swaps directly to third parties without paying fronting fees.

•
Beginning in the fourth quarter of 2007, we began purchasing syndicated debt in anticipation of a future collateralized loan obligation transaction.  Principally as a result of current market conditions, we did not purchase any additional syndicated corporate debt during the first six months of 2008. We expect to liquidate these assets in the third quarter of 2008 in connection with the repayment of the related credit facility.

Our transformation also changed our revenue profile to be more heavily weighted to revenues derived from asset management as compared to bond interest income. For the first six months of 2008, our earnings streams are comprised primarily of investment management fees (e.g., fund sponsorship, asset management, servicing and incentive fees) and transactional fees (e.g., origination fees, credit intermediation fees) and, to a lesser extent, income from investments we hold for our own account.  In 2007, mortgage revenue bond interest income was the most significant component of our earnings streams.

RESULTS OF OPERATIONS

PERIOD ENDED JUNE 30, 2008 AND 2007

Profitability

Beginning in the first quarter of 2008, we utilize Adjusted Net Income (on a segment basis) and Adjusted Earnings Per Share (“Adjusted EPS”) (on a consolidated basis), for purposes of measuring performance and capital allocation. We define Adjusted Net Income or Adjusted EPS as net income or EPS computed pursuant to GAAP and adjusted for non-cash amortization of acquired intangible assets and acquisition-related, share-based compensation.  There is no generally accepted accounting method for computing Adjusted Net Income and Adjusted EPS and our computation may not be comparable to similar measurements reported by other companies.  For further information, see Note 19 to our condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net (loss) income	$(2,329)	$4,980	$(23,968)	$(9,765)
Amortization of acquired intangible assets, net of minority interests	2,492	2,672	4,968	5,349
Amortization of acquisition-related share-based compensation, net of minority interests	373	3,338	1,774	6,684
Adjusted Net Income (Loss)	$536	$10,990	$(17,226)	$2,268
Adjusted EPS (1)	$(0.14)	$0.17	$(0.80)	$--

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

Our consolidated results reflect our ongoing business transformation to an alternative asset manager, as well as the following items impacting comparability:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
The December 2007 re-securitization of our mortgage revenue bonds, as more fully discussed in our 2007 Form 10-K, substantially reduced our mortgage revenue bond interest income when compared with the period ended June 30, 2007.  This reduction in mortgage revenue bond interest income was partially offset by interest earned on Freddie Mac certificates, interest income from a stabilization escrow account established at the time of the transaction and lower levels of interest expense.

•
The impact of credit value adjustments as a result of SFAS 157 which resulted in a decrease in the fair value of our liabilities of $5.7 million for the six months ended June 30, 2008, which we reflected as a reduction in interest expense in the Condensed Consolidated Statement of Operations.

We recorded year to date net losses for the 2008 and 2007 periods and the quarterly 2008 period and net income for the 2007 period that principally reflect the following items:

•
A reduction in the value of the Series B Freddie Mac certificates we retained as part of the 2007 re-securitization of our mortgage revenue bond portfolio.  The reduction was a result of revised estimates as to the timing of payments from the residual cash flows with respect to assumed defaults.  While the revised estimates did not reduce the gross expected losses, in accordance with GAAP, we reflected the reduction in fair value as an impairment charge of $7.7 million in the second quarter of 2008;

•
Impairment charges on mortgage revenue bonds of $4.1 million for the quarter ended June 30, 2008 and $10.9 million for the six months ended June 30, 2008, compared to $2.9 million for the quarter ended June 30, 2007 and $19.4 million for the six months ended June 30, 2007.  Additionally there was a $4.8 million charge to reserve against associated receivables in the 2007 period;

•
Impairment charges of $2.8 million in 2008, ($1.3 million of which was recorded in the first quarter), related to syndicated corporate debt and other investments for which there was no comparable amount in 2007;

•	Losses of $7.6 million in 2008, the majority of which were recorded in the first quarter, associated with the sale of investments (see Other Items later in this section); and

•
General economic conditions which resulted in decreased mortgage origination volume and overall reduced margins due to spread compression in the markets related to LIHTC fund origination fees and mortgage banking fees.  Mortgage originations were $323.9 million for the three months ended June 30, 2008 and $567.5 for the six months ended June 30, 2008, respectively, as compared to $670.4 million for the three months ended June 30, 2007 and $1.1 billion for the six months ended June 30, 2007 respectively.

In addition to these factors, changes in the fair value of free standing derivatives affected the reported results.  The second quarter of 2008 includes $15.5 million of non-cash income representing the increase in the fair value of derivatives.  As this non-cash income offset non-cash expense recorded in the previous quarter, the six months ended June 30, 2008 includes net non-cash income of $6.5 million.  The year-to-date amount includes the $5.7 million reduction due to the adoption of SFAS 157 described above.  These amounts compared to non-cash income of $1.6 million for the second quarter of 2007 and $0.9 million for 2007 year-to-date period.

Additionally, our earnings per share were reduced by a higher level of preferred dividends.  In January 2008, we issued 11.0% Preferred Shares in a private placement resulting in net proceeds of $129.5 million.  For the three and six months ended June 30, 2008, we declared $3.6 million and $6.2 million of dividends, respectively associated with the 11.0% Preferred Shares. Earnings per share were also reduced by charges to equity associated with equity shares that we reclassified as “redeemable securities” (see Notes 13 and 16 to the condensed consolidated financial statements).

Consolidated Results

Our summary consolidated results of operations are presented below for the three months ended June 30, 2008 and 2007:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Revenues	$129,774	100.0%	$135,064	100.0%	(3.9)%
Expenses	(153,312)	118.1	(143,067)	105.9	7.2
Other items	21,164	16.3	12,670	9.4	67.0
(Loss) income before income taxes	(2,374)	(1.8)	4,667	3.5	(150.9)
Income tax benefit	45	--	313	0.2	(85.6)
Net (loss) income	$(2,329)	(1.8)%	$4,980	3.7%	(146.8)%

Our summary consolidated results of operations are presented below for the six months ended June 30, 2008 and 2007:

(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Revenues	$263,961	100.0%	$252,229	100.0%	4.7%
Expenses	(315,761)	119.6	(308,309)	122.2	2.4
Other items	28,836	10.9	43,056	17.1	(33.0)
Loss before income taxes	(22,964)	(8.7)	(13,024)	(5.2)	(76.3)
Income tax (provision) benefit	(1,004)	(0.4)	3,259	1.3	(130.8)
Net loss	$(23,968)	(9.1)%	$(9,765)	(3.9)%	(145.4)%

Revenues

The following table presents our revenues for the periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change		2008	2007	% Change
Interest income	$27,176	$53,240	(49.0	) %	$53,292	$102,860	(48.2)%
Fee income	14,874	18,225	(18.4)		32,034	34,609	(7.4)
Other revenues	3,663	2,842	28.9		5,807	5,255	10.5
Subtotal	45,713	74,307	(38.5)		91,133	142,724	(36.1)
Revenues of LIHTC Fund and Property Partnerships	22,476	18,878	19.1		43,999	36,120	21.8
Revenues of CMBS and High-Yield Debt Fund Partnerships	61,585	41,879	47.1		128,829	73,385	75.6
Subtotal	84,061	60,757	38.4		172,828	109,505	57.8
Total revenues	$129,774	$135,064	(3.9)%		$263,961	$252,229	4.7%

The growth in revenues for the six months ended June 30, 2008 is primarily attributable to the growth in revenues of consolidated partnerships of $23.3 million for the quarter and $63.3 million for the year to date.  This is reflective of the increases in assets under management for both our Affordable Housing and Commercial Real Estate Groups.  CMBS Fund III, which closed in August 2007, contributed $20.3 million of revenue in the quarter and $43.4 million year to date.  Partially offsetting this increase was a net reduction of interest income related to mortgage revenue bonds re-securitized with Freddie Mac in December 2007.  Revenues were down in the current quarter as compared to prior year as the growth in revenues of consolidated partnerships did not exceed the decline in interest income that resulted from the Freddie Mac re-securitization.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Further detailed discussion of revenues is included in Results by Segment later in this section.

Expenses

The following table represents our expenses for the periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest expense	$6,205	$29,241	(78.8)%	$33,354	$57,743	(42.2)%
Interest expense – preferred shares of subsidiary	4,725	4,725	--	9,449	9,449	--
Salaries and benefits	24,070	27,028	(10.9)	50,801	63,888	(20.5)
Other general and administrative	19,155	15,010	27.6	36,326	34,673	4.8
Subtotal general and administrative	43,225	42,038	2.8	87,127	98,561	(11.6)
Depreciation and amortization	11,446	10,594	8.0	23,347	21,692	7.6
Loss on impairment of assets	13,417	2,938	356.7	21,440	19,385	10.6
Subtotal before consolidated partnerships	79,018	89,536	(11.7)	174,717	206,830	(15.5)
Interest expense of consolidated LIHTC Fund and Property Partnerships	5,394	5,263	2.5	8,418	12,448	(32.4)
Interest expense of consolidated CMBS and High-Yield Debt Fund Partnerships	27,519	18,739	46.9	59,387	33,866	75.4
	32,913	24,002	37.1	67,805	46,314	46.4
Other expenses of consolidated LIHTC Fund and Property Partnerships	35,033	28,634	22.3	64,232	52,934	21.3
Other expense of consolidated CMBS and High-Yield Debt Fund Partnerships	6,348	895	609.3	9,007	2,231	303.7
	41,381	29,529	40.1	73,239	55,165	32.8
Subtotal expense of consolidated partnerships	74,294	53,531	38.8	141,044	101,479	39.0
Total expenses	$153,312	$143,067	7.2%	$315,761	$308,309	2.4%

•
Interest expense – The decrease in interest expense reflects the lower amount of average debt outstanding, which resulted from debt repaid in December 2007 at the time of the Freddie Mac re-securitization and a lower level of general corporate debt.  Partially offsetting this factor is the higher average rate of interest on the remaining debt due to the terms of the credit facility we entered into in December 2007.  Our average borrowing rate increased to 6.69% for the six months ended June 30, 2008 as compared to 4.74% for the 2007 period.

Also contributing to the year-to-date decrease was the change in fair value of derivatives.  The adoption of SFAS 157 resulted in a $5.7 million reduction in interest expense for the six months ended June 30, 2008 ($1.2 million for the second quarter).  Changes in the fair value of free-standing derivatives resulted in non-cash income of $15.5 million for the second quarter, reversing most of the similar expense we recognized in the first quarter.  These amounts compared to non-cash income of $2.5 million for the 2007 quarter and year-to-date period

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Currently, our borrowings are typically based on LIBOR while many of the free-standing derivatives are based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”).  Prior to the re-securitization of our mortgage revenue bonds, a large portion of our borrowings were based on SIFMA.

Interest expense also includes amounts paid and received pursuant to swap agreements as part of our risk management strategy.

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Average borrowing rate	7.09%	4.82%		6.69%	4.74%
Average borrowings	$1,010,812	$2,473,332	(59.1)%	$1,006,459	$2,422,386	(58.5)%
Average LIBOR rate	2.59%	5.32%		2.94%	5.32%
Average SIFMA rate	1.91%	3.77%		2.22%	3.68%
Swap agreements – notional amount at June 30	$387,310	$936,137	(58.6)

•
Interest expense – preferred shares of subsidiary – Represents dividends of Equity Issuer preferred shares that are subject to mandatory repurchase.  The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Other Items below) entitle their holders to a claim on certain residual interests acquired in connection with the re-securitization of the Affordable Housing bond portfolio in December 2007, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Series A-1 Freddie Mac Certificates with terms that match the preferred shares.

•	Salaries and benefits – The decrease in salaries and benefits expense of $13.1 million in the year-to-date period is primarily attributable to the following items:

o
lower share-based compensation expense for shares issued in connection with our acquisition of Centerline Investors I LLC in August 2006 (the 2007 period included $9.2 million relating to amortization of these shares compared to amortization of $2.5 million in the 2008 period);

o	a reduction of $1.9 million in promote-sharing compensation related to the CMBS funds we sponsor (due to a lower projected level of incentive income to the Company); and
o	$2.7 million of severance charges in 2007 compared to $0.8 million in 2008.

•	Other general and administrative – Other general and administrative expenses increased by $4.1 million during the quarter and $1.7 million for the year to date. This primarily relates to:

o	An increase of $1.9 million in rent expense related to our new office headquarters (all of which was recorded in the second quarter);
o	An increase of $1.7 million year-to-date related to an increased professional fees, particularly audit and legal costs; and
o	$0.4 million of additional structuring fees paid monthly to Natixis by CFH following the achievement of its counterparty rating to pursue its business expansion.

Partially offsetting the year-to-date increases was $4.8 million of charges recorded in the first quarter of 2007 to reserve against advances made to our sponsored funds in connection with troubled property investments.  There were no comparable charges in 2008.

•	Loss on impairment – Loss on impairment of assets in 2008 includes (see Note 2 of the condensed consolidated financial statements):

o	$10.9 million related to two mortgage revenue bonds that we plan to sell and another property experiencing substandard performance ($4.1 million recorded in the second quarter);
o	$7.7 million related to our Series B Freddie Mac certificates (recorded in the second quarter);

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

o	$1.3 million related to other-than-temporary impairments on syndicated corporate debt investments ($1.2 million recorded in the first quarter); and
o	$1.1 million related to retained CMBS certificates (recorded in the second quarter).

During 2007, in connection with properties experiencing substandard performance, we recognized approximately $19.4 million of mortgage revenue bond impairments (nine bonds in total), of which $2.9 million (two bonds) was recognized in the second quarter.

•
Consolidated Partnerships – The increase over prior year relates to an increase in the number of consolidated entities as well as an increase in assets under management in those entities since March 2007.  The increase in interest expense in both periods is primarily attributable to CMBS Fund III which commenced in August 2007.

Other Items

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Equity and other income (loss):
Equity income from consolidated partnerships	$4,580	$3,213	42.5%	$11,944	$10,281	16.2%
Elimination of equity income from consolidated partnerships	(4,580)	(3,213)	(42.5)	(11,944)	(10,281)	(16.2)
Other equity and other loss:
Equity in loss of AMAC	(288)	15	N/M	(2,282)	15	N/M
Other	(196)	(169)	(16.0)	(97)	(419)	(76.8)
	$(484)	$(154)	(214.3)%	$(2,379)	$(404)	(488.9)%
Other income (loss):
Gain (loss) on repayment or sale of mortgage revenue bonds and other investments	$3,654	$131	N/M	$(3,618)	$886	(508.4)
Gain on sale or repayment of mortgage loans	2,311	1,078	114.4	4,413	2,702	63.3
Gain on repayment or sale of investments	$5,965	$1,209	393.4%	$795	$3,588	(77.8)%
(Income)/loss allocations:
Preferred shares of subsidiary	$(1,557)	$(1,557)	--	$(3,113)	$(3,113)	--
SCUs	$2,683	$(1,929)	239.1	$12,616	$4,027	213.3
SCIs	37	(25)	248.0	171	51	235.3
SMUs	--	(26)	100.0	--	53	(100.0)
Other minority interests	293	272	7.7	383	278	37.8
Minority interests in subsidiaries, net	$3,013	$(1,708)	276.4%	$13,170	$4,409	198.7%
Limited partners of consolidated partnerships	$86,748	$97,776	(11.3)%	$187,685	$178,887	4.9%
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Equity and other income (loss)

We co-invest in CMBS and High-Yield Debt Fund Partnerships and earn equity income from those investments, positively affecting our results (see further discussion in Commercial Real Estate and Consolidated Partnership segment discussions below).

Other equity and other income (loss) also include income related to entities in which we invest but do not consolidate.  This includes our investments in tax advantaged investment vehicles similar to those we sponsor (which often produce equity losses) and in AMAC, in which our investment began in May 2007.  The higher level of AMAC losses in the 2008 periods is primarily due to impairment charges and losses on asset sales that AMAC has incurred due to market volatility (see Note 17 to the condensed consolidated financial statements).

Other Income (Loss)

Included within the loss on repayment or sale of mortgage revenue bonds and other investments in 2008 are incremental losses in 2008 (primarily recorded in the first quarter) associated with the re-securitization of our mortgage revenue bond portfolio in December 2007.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 4 to the condensed consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss.  Similar to previous losses recognized with respect to the net present value adjustments to the escrow and the retained residual interests, offsets will be recognized over the lives of the instruments through accretion of the net present value adjustments.  Other components include the write off of certain receivable balances associated with mortgage revenue bonds that we now deem uncollectible.  These losses were partially offset by $4.8 million gain on sale in the 2008 year to date period ($4.6 million in the second quarter) for mortgage revenue bonds included in the re-securitization transaction for which our guarantee of payment has now expired.  As a result, we have no continuing involvement with the assets thereby allowing recognition of them as sold.

Also included within the loss on repayment or sale of mortgage revenue bonds and other investments in 2008 is a loss of $0.6 million related to the sale of five syndicated corporate debt investments (see Note 2 to the condensed consolidated financial statements).

Gain on sale or repayment of mortgage loans relates both to premiums earned from sale of mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  Gains related to these items increased $1.7 million in the 2008 year-to-date period ($1.2 million in the quarter) as compared to the prior period representing higher origination activity for servicing-retained loans in the current year.  Offsetting this amount, we recorded a $1.3 million charge in the quarter ended June 30, 2008, for expected losses under our mortgage loan loss sharing agreement with Fannie Mae (see Note 20 to the condensed consolidated financial statements).

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

Loss allocated to Limited Partners of Consolidated Partnerships

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

INCOME TAXES

The following tables detail the taxable and non-taxable components of our reported income (loss), for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Taxable (loss) income	$(18,951)	(14.6)%	$(8,031)	(5.9)%	(136.0)%
Income (loss) not subject to tax	$16,577	12.8%	$12,698	9.4%	30.5%
(Loss) income before income taxes	$(2,374)	(1.8)%	$4,667	3.5%	(150.9)%
Income tax benefit	$45	--%	$313	0.2%	(85.6)%
Effective tax rate – consolidated basis	1.9%		(6.7)%
Effective tax rate for corporate subsidiaries subject to tax	0.2%		3.9%

	Six Months Ended June 30,
(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Taxable (loss) income	$(33,622)	(12.7)%	$(26,440)	(10.5)%	(27.2)%
Income not subject to tax	$10,658	4.0%	$13,416	5.3%	(20.6)%
(Loss) income before income taxes	$(22,964)	(8.7)%	$(13,024)	(5.2)%	(76.3)%
Income tax (provision) benefit	$(1,004)	(0.4)%	$3,259	1.3%	(130.8)%
Effective tax rate – consolidated basis	(4.4)%		25.0%
Effective tax rate for corporate subsidiaries subject to tax	(3.0)%		12.3%

Some of our pre-tax income is derived from our tax-exempt mortgage revenue bond investments included in our Affordable Housing group, which is held within flow-through entities. Likewise, the CMBS and High-Yield Debt Fund Partnerships which are included in our Commercial Real Estate group, are held in vehicles which, if certain requirements are met, do not incur taxes. As such, the income from those businesses does not subject us to income taxes.

LIHTC fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses, however, are conducted in corporations and are subject to income taxes.  Our Corporate Group is also housed in a corporate entity subject to taxation.  Our corporate entities generally have losses for book purposes principally because the distributions paid on the minority interests in our corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Despite the taxable loss, we recognized an income tax provision in the six months ended June 30, 2008, principally due to state and local income taxes.

INFLATION

Inflation did not have a material effect on our results of operations for the periods presented.

RESULTS BY SEGMENT

The following table presents segment revenues, expenses and operating income for the periods ended June 30, 2008 and 2007 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.  The table also includes Adjusted Net Income, which, as stated earlier, is used for performance measurement and capital allocation effective January 1, 2008 (see also Note 19 to the condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Revenues:
Affordable Housing	$40,655	$67,872	(40.1)%	$84,103	$130,452	(35.5)%
Commercial Real Estate	16,033	16,377	(2.1)	30,377	31,379	(3.2)
Portfolio Management	11,696	15,303	(23.6)	23,080	29,286	(21.2)
Credit Risk Products	2,242	4,187	(46.5)	4,545	7,579	(40.0)
Corporate	5,571	5,547	0.4	11,902	12,168	(2.2)
Consolidated Partnerships	84,061	60,757	38.4	172,828	109,505	57.8
Eliminations	(30,484)	(34,979)	12.9	(62,874)	(68,140)	7.7
Total revenues	$129,774	$135,064	(3.9)%	$263,961	$252,229	4.7%
Expenses:
Affordable Housing	$40,206	$47,443	(15.3)%	$73,013	$116,522	(37.3)%
Commercial Real Estate	10,112	22,322	(54.7)	37,637	50,395	(25.3)
Portfolio Management	9,292	10,420	(10.8)	17,656	19,986	(11.7)
Credit Risk Products	4,075	7,231	(43.6)	8,996	10,617	(15.3)
Corporate	26,999	28,870	(6.5)	60,378	59,332	1.8
Consolidated Partnerships	93,708	72,424	29.4	181,247	137,800	31.5
Eliminations	(31,080)	(45,643)	31.9	(63,166)	(86,343)	26.8
Total expenses	$153,312	$143,067	7.2%	$315,761	$308,309	2.4%
Other income (loss):
Affordable Housing	$3,843	$(154)	N/M	$(3,026)	$249	N/M
Commercial Real Estate (1)	4,507	4,092	10.1	12,048	12,558	(4.1)
Credit Risk Products	(2)	--	(100.0)	(527)	--	(100.0)
Corporate	(84)	--	(100.0)	(89)	--	(100.0)
Consolidated Partnerships (2)	14,227	14,880	(4.4)	20,363	38,576	(47.2)
Eliminations	(2,783)	(2,883)	3.5	(9,990)	(9,623)	(3.8)
Total other income (loss)	$19,708	$15,935	23.7%	$18,779	$41,760	(55.0)%
Income (loss) before other allocations:
Affordable Housing	$4,292	$20,275	(78.8)%	$8,064	$14,179	(43.1)%
Commercial Real Estate	10,428	(1,853)	662.8	4,788	(6,458)	174.1
Portfolio Management	2,404	4,883	(50.8)	5,424	9,300	(41.7)
Credit Risk Products	(1,835)	(3,044)	39.7	(4,978)	(3,038)	(63.9)
Corporate	(21,512)	(23,323)	7.8	(48,565)	(47,164)	(3.0)
Consolidated Partnerships	4,580	3,213	42.5	11,944	10,281	16.2
Eliminations	(2,187)	7,781	(128.1)	(9,698)	8,580	(213.0)
Total (loss) income before other allocations	$(3,830)	$7,932	(148.3)%	$(33,021)	$(14,320)	(130.6)%
Adjusted Net Income (Loss):
Affordable Housing	$2,872	$18,719	(84.7)%	$4,803	$11,066	(56.6)%
Commercial Real Estate	9,820	62	N/M	4,669	(2,647)	276.4
Portfolio Management	3,096	5,797	(46.6)	6,716	11,136	(39.7)
Credit Risk Products	(1,717)	(2,767)	37.9	(4,771)	(2,761)	(72.8)
Corporate	(15,928)	(21,815)	26.7	(30,889)	(33,387)	7.5
Consolidated Partnerships	4,580	3,213	42.5	11,944	10,281	16.2
Eliminations	(2,187)	7,781	(128.1)	(9,698)	8,580	(213.0)
	$536	$10,990	(95.1)%	$(17,226)	$2,268	(859.5)%

(1)	Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships as more fully described below.
(2)	Includes losses allocated to partners of consolidated partnerships.
N/M – Not Meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

Revenues

	Three Months Ended June 30,			Six months ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Mortgage revenue bond interest income	$12,715	$43,819	(71.0)%	$24,977	$87,419	(71.4)%
Other interest income	11,848	821	N/M	23,006	1,459	N/M
Fee income from fund sponsorship	14,340	20,693	(30.7)	33,058	36,818	10.2
Expense reimbursements	874	1,902	(54.0)	1,854	3,678	(49.6)
Other revenues	878	637	37.8	1,208	1,078	12.1
Total revenues	$40,655	$67,872	(40.1)%	$84,103	$130,452	(35.5)%
N/M – Not meaningful.

A description of the revenue streams for our Affordable Housing operations can be found in our 2007 Form 10-K.  Provided below is statistical information that is useful in analyzing the Affordable Housing segment revenues segregated by Mortgage Revenue Bond investing and LIHTC Fund Sponsorship.

MORTGAGE REVENUE BOND INVESTING

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Total acquisition and funding activity	$26,096	$43,680	(40.3)%	$26,096	$72,073	(63.8)%
Mortgage revenue bonds repaid	24,854	--	100.0	24,854	2,622	847.9
Re-securitized mortgage revenue bonds recognized as sold	163,092	--	100.0	178,265	--	100.0
Average portfolio balance (fair value)	775,597	2,861,973	(72.9)	782,253	2,834,451	(72.4)
Weighted average permanent interest rate of bonds acquired	5.75%	6.03%		5.75%	5.99%
Weighted average yield of portfolio	6.44%	6.18%		6.30%	6.18%

The decrease in mortgage revenue bond interest income is due to the smaller portfolio balance as a result of the December 2007 re-securitization with Freddie Mac. Mortgage revenue bond interest income of $31.7 million earned in the three months ended June 30, 2007 ($64.3 million for the six months ended June 30, 2007) related to mortgage revenue bonds included in that transaction.  We expect mortgage revenue bond interest income to further decline in future periods as we recognized certain re-securitized bonds as sold in the second quarter of 2008.  Continuing involvement with those bonds had precluded such treatment at the re-securitization date.

Other interest income for the three months ended June 30, 2008 includes $9.2 million ($18.5 million for the six months ended June 30, 2008) related to interest earned on our retained interests in the re-securitized bonds and $2.4 million ($4.0 million for the six months ended June 30, 2008) of interest on the stabilization escrow account established at the time of the re-securitization.  There were no comparable investments in the 2007 period.  We expect interest income earned from the stabilization escrow, as well as the Freddie Mac A-1 and B certificates to increase over the remainder of the year.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

LIHTC FUND SPONSORSHIP STATISTICS

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Fees based on equity raised
Partnership management fees	$2,746	$2,226	23.4%	$5,505	$4,440	24.0%
Fees based on equity invested
Property acquisition fees	3,193	5,715	(44.1)	9,647	8,351	15.5
Organization, offering and acquisition allowance fees	1,596	3,166	(49.6)	4,697	4,699	--
Fees based on management of sponsored funds
Asset management fees	5,437	6,867	(20.8)	11,187	12,726	(12.1)
Other fee income	1,368	2,719	(49.7)	2,022	6,602	(69.4)
	$14,340	$20,693	(30.7)%	$33,058	$36,818	(10.2)%
Assets under management – LIHTC Funds (balance at June 30)	$9,816,374	$8,899,977	10.3%
Equity raised by LIHTC funds	$21,042	$410,143	(94.9)%	$121,945	$416,587	(70.7)%
Equity invested by LIHTC funds (1)	$124,520	$173,889	(28.4)%	$376,743	$287,868	30.9%
(1) Excludes warehoused properties that have not yet closed into an investment fund.

Since the beginning of 2008, we have seen a change in the investor base for our Affordable Housing Group such that traditional investors have reduced their demand for tax credits which, although we have originated the same number of funds, they have been significantly less in amounts raised through the first half of 2008 as compared to prior periods.

Fees Based on Equity Raised

We collect partnership management fees at the time a fund closed and recognize them over the service period.  The increase in these fees in both periods is primarily the result of funds closed in the past twelve months.  As the fees collected are a percentage of the gross equity in the fund, the amount collected will increase the revenue recognized over the five-year service period following the funds’ inception.  Due to the expiration of the five-year service period for certain funds, these fees should stabilize during the second half of 2008.

Fees Based on Equity Invested

We collect property acquisition fees at the time a fund is closed and recognize them as the fund acquires its investments.  These fees increased in the 2008 year-to-date period due to an increase in the equity invested, partially offset by a lower fee rate realized in the 2008 period.  These fees decreased in the 2008 quarter compared to the 2007 quarter due to a decrease in both the equity invested as well as the fee rate realized.

Organization, offering and acquisition allowance fees are recorded on a basis similar to the property acquisition fees.  Thus, the changes period over period are similar to the changes in property acquisition fees and a reduction over both periods due to a decrease in the fee rate realized relating to certain types of funds.

Fees Based on Management of Sponsored Funds

Asset management fees in both periods decreased primarily due to a lower fee earned related to our public funds as a result of dispositions that occurred since June 30, 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Fee Income

Other fee income includes construction service fees, administration fees, credit intermediation fees and bond acquisition fees as described in our 2007 Form 10-K.  Since mid-2006, the Affordable Housing Group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products Group).  This segment continues to recognize fees for transactions prior to mid-2006, however this fee stream continues to decline as amortization ends for fees related to older transactions.

Expenses and Other Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest	$13,062	$32,885	(60.3)%	$24,212	$63,553	(61.9)%
Interest - preferred shares of subsidiary	4,725	4,725	--	9,449	9,449	--
General and administrative	9,906	6,673	48.4	19,537	23,658	(17.4)
Depreciation and amortization	250	222	12.6	720	477	50.9
Impairment of assets	12,263	2,938	317.4	19,095	19,385	(1.5)
Total expenses	$40,206	$47,443	(15.3)%	$73,013	$116,522	(37.3)%
Equity and other (loss) income	$(146)	$(154)	5.2%	$6	$(404)	101.5%
Repayment or sale of investments	3,989	--	100.0	(3,032)	653	(564.3)
Total other income (loss)	$3,843	$(154)	N/M	$(3,026)	$249	N/M
Average borrowing rate (1)	6.01%	4.81%		6.06%	4.85%
Average SIFMA rate	1.91%	3.77%		2.22%	3.68%

(1) Includes effect of swaps. N/M – Not meaningful.

The decrease in interest expense in this segment is attributed to the reduction in direct financing costs related to on-balance sheet financing of our mortgage revenue bonds as a result of the December 2007 re-securitization transaction.  With the decrease in our average mortgage revenue bond portfolio balance, our level of securitizations also decreased, which reduced interest expense for the 2008 periods.

The increase in general and administrative expenses in the current quarter is primarily related to an increase in salaries and benefits expense due to reorganization of personnel between our Affordable Housing and Commercial Real Estate groups and an increase in reserves against advances made to our sponsored funds. There was a year to date decrease in general and administrative expenses primarily due to $5.5 million of reserves recorded in the first quarter of 2007 (of which $0.7 million was reversed in the second quarter) against advances made to our sponsored funds.

Loss on impairment of assets in 2008 related to two mortgage revenue bonds that we plan to sell and another property experiencing substandard performance.  During 2007, in connection with properties experiencing substandard performance, we recognized approximately $19.4 million of mortgage revenue bond impairments (nine bonds in total), of which $2.9 million (two bonds) was recognized in the second quarter.  In the second quarter of 2008, the amount also includes a $7.7 million charge related to our Series B Freddie Mac certificates.  A change in the estimated timing of cash flows as they relate to assumed credit defaults of the underlying mortgage revenue bonds led to a decline in the fair value of these certificates.  In accordance with GAAP, this decline in fair value is recorded as an impairment of the asset.

We recognized $4.8 million of other income in 2008 year to date ($4.6 million in the second quarter) related to 18 mortgage revenue bonds (17 in the second quarter) re-securitized with Freddie Mac in December 2007, but for which continuing involvement had precluded sale treatment.  Due to the lapsing of this involvement in the current quarter, these bonds received sale treatment for accounting purposes.  The 2008 year to date period includes $7.6 million of incremental losses, the majority of which were recorded in the first quarter, associated with the re-securitization transaction as discussed in the “Other Income (Loss)” section of the Consolidated Results discussion above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income (loss) before other allocations	$4,292	$20,275	(78.8)%	$8,064	$14,179	(43.1)%
Adjusted Net Income (Loss)	2,872	18,719	(84.7)	4,803	11,066	(56.6)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in Adjusted Net Income (Loss) include the impact of taxes and allocations to the preferred shares of subsidiaries.  See Note 19 to the condensed consolidated financial statements for a description of Adjusted Net Income and a reconciliation to GAAP net income.

Commercial Real Estate

Assets under Management

Assets under management in our Commercial Real Estate Group are broken down as follows at June 30:

(dollars in thousands)	2008	2007	% Change
CMBS funds (1)	$1,475,397	$890,134	65.7%
High-yield debt investment entities (1)	535,665	462,275	15.9
Joint venture equity funds (1)	221,641	220,000	0.7
CDO collateral management	1,429,062	--	100.0
Third-Party commercial loan portfolio	767,777	--	100.0
	$4,429,542	$1,572,409	181.7%
(1) Figures represent equity of the managed entities

Revenues

Revenues for the period are broken down as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest income	$5,707	$6,203	(8.0)%	$11,449	$11,136	2.8%
Mortgage origination fees	1,364	1,585	(13.9)	2,803	3,967	(29.3)
Mortgage servicing fees	4,895	5,015	(2.4)	9,918	9,668	2.6
Other fee income	1,651	1,017	62.3	2,659	1,702	56.2
Prepayment penalties	565	1,389	(59.3)	984	2,042	(51.8)
Other revenues	1,851	1,168	58.5	2,564	2,864	(10.5)
Total revenues	$16,033	$16,377	(2.1)%	$30,377	$31,379	(3.2)%

A description of the revenue streams for our Commercial Real Estate operations can be found in our 2007 Form 10-K.

Investments

The decrease in interest income for the quarterly period is due to the varying levels of investments in CMBS securities for our own account.  During the 2007 quarter, we acquired investments with a face amount of $336.5 million that we subsequently sold to the fund we originated in the third quarter of 2007; in the 2008 quarter, the investments for our own account have a face amount of $57.2 million.  For the six month period in 2008, the higher level of interest reflects the increased loan to AMAC as well as interest on a higher level of mortgage loans held for sale in the current period, which offset the lower level of current year CMBS investment interest.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Originations

Mortgage originations for the three months ended June 30, are broken down as follows:

	2008		2007
(dollars in thousands)		% of Total		% of Total	% Change
Fannie Mae	$234,246	72.3%	$187,092	27.9%	25.2%
Freddie Mac	89,662	27.7	33,059	4.9	171.2
Centerline Direct	--	--	428,587	63.9	(100.0)
Conduit and other	--	--	21,640	3.3	(100.0)
Total	$323,908	100.0%	$670,378	100.0%	(51.7)%

Mortgage originations for the six months ended June 30, are broken down as follows:

	2008		2007
(dollars in thousands)		% of Total		% of Total	% Change
Fannie Mae	$351,588	62.0%	$256,273	22.7%	37.2%
Freddie Mac	204,919	36.1	177,779	15.8	15.3
Centerline Direct	--	--	632,272	56.1	(100.0)
Conduit and other	11,000	1.9	60,570	5.4	(81.8)
Total	$567,507	100.0%	$1,126,894	100.0%	(49.6)%

Origination fees decreased in the 2008 periods due to a lower level of originations period over period, partially offset by an increase in the average origination fee rate from a higher proportion of agency and risk-sharing loans (which generally result in higher origination fees).  We originated no mortgages under our lending program for AMAC and CRESS (“Centerline Direct”) and there was a decline in conduit originations as a result of market conditions.  In addition, a portion of the origination volume in the second quarter of 2008 consisted of large loans for which we received lower than average origination fees.

Servicing

	As of June 30,
(dollars in thousands)	2008	2007	% Change
Primary servicing mortgage portfolio	$8,795,641	$8,397,643	4.7%
Carrying value of MSRs	$50,950	$50,835	0.2%

The increase in servicing fees in the 2008 year to date period is primarily due to the growth in the servicing portfolio and includes fees earned from Freddie Mac on the mortgage revenue bonds re-securitized in December 2007.

Other Revenues

Other revenues increased in the second quarter of 2008 primarily due to new revenue streams earned in connection with the CDO collateral management agreement we entered into during the quarter (see Note 5 to the condensed consolidated financial statements). However, other revenues decreased in the six months ended June 30, 2008 as these new revenue streams were more than offset by a reduction in management, expense reimbursement and other fees related to AMAC as a result of the lower level of business activity and asset sales by that business.  In addition, a lower level of refinancing activity in the servicing portfolio led to a decline in prepayment fees received in the 2008 periods.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses and Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest expense	$(6,375)	$240	N/M	$4,296	$2,770	55.1%
General and administrative expenses	12,333	18,192	(32.2)%	26,099	39,174	(33.4)
Depreciation and amortization	3,077	3,890	(20.9)	6,165	8,451	(27.1)
Impairment of assets	1,077	--	100.0	1,077	--	100.0
Total expenses	$10,112	$22,322	(54.7)%	$37,637	$50,395	(25.3)%
Equity income	$2,452	$2,885	(15.0)%	$7,635	$9,625	(20.7)%
Gain on sale or repayment of loans	2,055	1,207	70.3	4,413	2,933	50.5
Total other income	$4,507	$4,092	10.1%	$12,048	$12,558	(4.1)%
N/M – Not meaningful.

Interest expense decreased in the 2008 quarter primarily as a result of $7.6 million non-cash income in the quarter ($1.1 million expense year to date) as compared to $1.8 million income in the 2007 quarter ($1.1 million income year to date), related to the change in the fair value of free-standing interest rate derivatives.  We intend to transfer these derivatives to one of the CMBS Fund Partnerships upon approval from the swap counterparty.  If that transfer takes place, we expect to reverse the derivative asset or liability at the time of the transfer through the statement of operations and the fund would record a similar but opposite amount in the fund’s statement of operations.

The change in origination volume also contributed to the variance in interest expense.  While mortgage originations declined in the period, a larger percentage were loans we funded through our warehouse lines prior to settlement.  The increased borrowings contributed to the increased expense, partially offset by the decline in LIBOR rates.

General and administrative expense decreased mostly as a result of decreased compensation expense including share-based payments, promote-sharing, and bonus accrual.  Partially offsetting the reduction in compensation was an increase in other general and administrative expenses, including an increase in professional fees.

Equity income in the 2008 quarter includes a $0.3 million equity loss ($2.3 million year-to-date) related to our investments in AMAC (in which we co-invested beginning in May 2007 and for which there was a de minimis 2007 amount).  Also included in the 2008 quarter is $4.7 of income ($11.9 million year-to-date) related to equity income from the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership, as compared to $2.9 million in the 2007 quarter ($9.6 million year-to date).  The 2008 amounts include our proportionate share of $26.8 million of asset impairment charges recognized at two of the CMBS Fund Partnerships.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income (loss) before other allocations	$10,428	$(1,853)	662.8%	$4,788	$(6,458)	174.1%
Adjusted net income (loss)	9,820	62	N/M	4,669	(2,647)	276.4
N/M – Not meaningful.

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Adjusted net income (loss) is adjusted for acquisition-related deferred compensation.  The 2008 adjustment for acquisition-related deferred compensation is lower than the 2007 adjustment due to vesting of related compensation.  See Note 19 to the condensed consolidated financial statements for a reconciliation to GAAP net income.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Portfolio Management

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest income	$1,523	$6,541	(76.7)%	$4,014	$11,807	(66.0)%
Asset management and servicing fees	6,954	6,807	2.2	13,693	13,118	4.4
Other fees	2,893	1,853	56.1	4,830	3,945	22.4
Total fee income	9,847	8,660	13.7	18,523	17,063	8.6
Other revenues	326	102	219.6	543	416	30.5
Total revenues	$11,696	$15,303	(23.6)%	$23,080	$29,286	(21.2)%
Servicing portfolio at June 30:
Primary servicing (1)	$24,989,833	$31,541,985	(20.8)%
Special servicing	1,285,174	235,666	445.3
Carrying value of MSRs at June 30:	4,230	9,186	(54.0)

(1)	Includes sub-servicing of the Commercial Real Estate servicing portfolio.

A description of the revenue streams for our Portfolio Management operations can be found in our 2007 Form 10-K.

Interest Income

In addition to an overall decrease in the servicing portfolio, interest income decreased due to lower rates earned on the servicing escrow cash balances resulting from general interest rate declines period over period.

Asset management and servicing fees

The decline in our servicing portfolio as of June 30, 2008, as compared June 30, 2007, is principally due to the pre-securitization component of the portfolio.  As securitization volume has declined substantially since the third quarter of 2007 throughout the credit markets, this portion of our business has likewise been affected.  Despite that factor, the level of fees earned by this segment increased in the 2008 periods due to the overall increase in our assets under management.

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest expense	$127	$--	100.0%	$129	$--	100.0%
General and administrative expenses	8,203	8,862	(7.4)	15,292	16,884	(9.4)
Depreciation and amortization	962	1,558	(38.3)	2,235	3,102	(27.9)
Total expenses	$9,292	$10,420	(10.8)%	$17,656	$19,986	(11.7)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and administrative expenses declined in 2008 as compared to 2007 due to lower compensation costs, principally driven by reduced share-based compensation and other miscellaneous employee costs (e.g., travel, temporary personnel).  Depreciation and amortization expenses decreased as a result of lower amortization of mortgage servicing rights.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income before other allocations	$2,404	$4,883	(50.8)%	$5,424	$9,300	(41.7)%
Adjusted net income	3,096	5,797	(46.6)	6,716	11,136	(39.7)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above adjusted net income for the second quarter and year to date reflects the reductions in segment revenues discussed earlier as well as an adjustment for acquisition-related share-based compensation.  The 2008 adjustment for acquisition-related deferred compensation is lower than the 2007 adjustment due to vesting of share grants.  See Note 19 to the condensed consolidated financial statements for a reconciliation to GAAP net income.

Credit Risk Products

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Credit intermediation fees	$1,172	$2,914	(59.8)%	$2,365	$5,384	(56.1)%
Interest income	849	1,136	(25.3)	1,867	2,058	(9.3)
Other revenues	221	137	61.3	313	137	128.5
Total revenues	$2,242	$4,187	(46.5)%	$4,545	$7,579	(40.0)%

A description of the revenue streams for our Credit Risk Products operations can be found in our 2007 Form 10-K.

Credit intermediation fees declined as a result of the re-securitization transaction in December 2007 and the absence of fees related to the previous securitization program.  Interest income on capital balances maintained at Centerline Financial decreased due to declines in interest rates period over period which was partially offset by increased interest income due to investments in syndicated corporate debt which began at the end of 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest expense	$633	$806	(21.5)%	$879	$836	5.1%
Change in fair value of derivatives	--	3,443	(100.0)	--	4,649	(100.0)
General and administrative expenses	3,322	2,961	12.2	6,770	5,094	32.9
Depreciation and amortization	43	21	104.8	79	38	107.9
Impairment of assets	77	--	100.0	1,268	--	100.0
Total expenses	$4,075	$7,231	(43.6)%	$8,996	$10,617	(15.3)%
Loss on sale of assets	$(2)	$--	(100.0)%	$(527)	$--	(100.0)%
Total other loss	$(2)	$--	(100.0)%	$(527)	$--	(100.0)%

Total expenses declined in 2007 included credit default swap fair value changes, all of which were included in our operating results.  There were no corresponding expenses in 2008 as the credit default swaps terminated as part of the December 2007 re-securitization.

General and administrative expenses increased in the current periods due to growth in personnel and miscellaneous expense, including professional fees.

In 2008, we sold five syndicated corporate debt investments at a loss of $0.6 million, of which $0.1 million we recognized as an impairment charge in 2007.  In addition, we recognized impairment charges in 2008 due to recent market fluctuations for the remaining securities for which we concluded that the declines in fair value were other-than-temporary as we expect to sell the investments upon termination of the associated financing.

Profitability

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
(Loss) income before other allocations	$(1,835)	$(3,044)	39.7%	$(4,978)	$(3,038)	(63.9)%
Adjusted net loss	(1,717)	(2,767)	37.9	(4,771)	(2,761)	(72.8)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above. Adjusted net loss includes the minority interest allocation to Natixis.  See Note 19 to the condensed consolidated financial statements for a reconciliation to GAAP net income.

Corporate Expenses

Expenses in our Corporate Group include central business functions such as executive, finance and legal as well as costs related to general corporate debt.  The 2008 amounts reflect higher insurance costs, professional fees and amortization of deferred financing costs related to our credit facilities.  These increases were offset by non-cash income related to the change in fair value of free-standing derivatives.

Consolidated Partnerships

The results of Consolidated Partnerships reflect entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity in accordance with FASB Interpretation No. 46 (as revised) Consolidation of Variable Interest Entities (“FIN46(R)”).  With respect to the LIHTC Fund Partnerships and LIHTC Property Partnerships, we have no equity interest or, in the case of 39 partnerships, an insignificant equity interest.  With respect to the CMBS Fund Partnerships and the High-Yield Fund Partnerships, we have ownership of between 5.0% and 25.0% and also receive additional equity income allocations as manager.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

A summary of the impact the Consolidated Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$22,476	$61,585	$84,061	$18,878	$41,879	$60,757
Interest expense	(5,394)	(27,519)	(32,913)	(5,263)	(18,739)	(24,002)
Other expenses	(35,033)	(6,348)	(41,381)	(28,634)	(895)	(29,529)
Partnership expenses eliminated in consolidation	(19,208)	(206)	(19,414)	(18,893)	--	(18,893)
Gain (loss) on investments	(47,530)	(24,991)	(72,521)	(91,497)	8,601	(82,896)
Allocations to limited partners	84,573	2,175	86,748	125,738	(27,962)	97,776
Net impact	$(116)	$4,696	$4,580	$329	$2,884	$3,213

	Six Months Ended June 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$43,999	$128,829	$172,828	$36,120	$73,385	$109,505
Interest expense	(8,418)	(59,387)	(67,805)	(12,448)	(33,866)	(46,314)
Other expenses	(64,232)	(9,007)	(73,239)	(52,934)	(2,231)	(55,165)
Partnership expenses eliminated in consolidation	(39,932)	(271)	(40,203)	(36,321)	--	(36,321)
Gain (loss) on investments	(141,643)	(25,679)	(167,322)	(148,912)	8,601	(140,311)
Allocations to limited partners	210,238	(22,553)	187,685	215,151	(36,264)	178,887
Net impact	$12	$11,932	$11,944	$656	$9,625	$10,281

The net impact represents the equity income we earn on our co-investments which is included in our net income (loss).

The following table summarizes the number of Consolidated Partnerships at June 30:

	2008	2007
LIHTC Fund Partnerships	134	120
LIHTC Property Partnerships	55	53
CMBS Fund Partnerships	3	2
High-Yield Debt Fund Partnership	1	1

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

LIHTC Fund Partnerships and LIHTC Property Partnerships

The increased revenue, expense, equity loss and allocation amounts in 2008 are due to the higher number of LIHTC Fund Partnerships at June 30, 2008 as compared to the prior period.

As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third party investors except for the amounts shown in the table above which represent our nominal ownership.

CMBS Fund Partnerships and High-Yield Debt Fund Partnership

The higher amounts of revenue and expenses associated with these funds are primarily due to the launching of a third CMBS fund in the third quarter of 2007 and an increase in the size of the High-Yield Debt fund since the fourth quarter of 2007.  The 2008 results also reflect asset impairment charges with respect to investments in CMBS and retained CMBS certificates of $25.0 million in the second quarter and $25.7 million year-to-date.

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

Turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

•
for our new corporate credit facility and 11.0% Preferred Shares, the terms include a higher rate of interest or dividends, a more rapid amortization of principal and more stringent covenants than had been the norm in prior periods;

•
with respect to short term repurchase financing, which we use to accumulate investments in our Commercial Real Estate Group and CMBS Fund Partnerships within the Consolidated Partnerships segment, advance rates for such agreements have declined and costs have increased, compounding the effect on borrowing capacity as market values of the collateral assets have declined.  Lenders on these facilities have also recently notified us of their intent to terminate some of the facilities.  Additionally, the market for issuing CDO financing has deteriorated substantially, impeding our ability to replace the repurchase financing with more cost effective permanent financing; and

•
Steady declines in the advance rates on repurchase facilities as the fair value of the assets securing the lines have decreased.  We have terminated many of these facilities and one remaining line will be terminated no later than November 2008.

We are pursuing various strategies to maintain and improve our liquidity.  In the coming months these strategies will include:

•	Monetization of the Series B Freddie Mac Certificates and other existing assets through securitization transactions;
•	Strategic asset sales such as syndicated corporate debt investments to repay the associated warehouse line that expires in August 2008; and
•	The sale of mortgage revenue bond investments that do not meet our long term investment criteria.

As other asset backed financing facilities come due, we expect to use the proceeds from these sources, as well as operating cash flows, to retire the obligations while also seeking alternative sources of financing.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Along with the strategies noted above, we believe that our existing financing capacity and cash flow from current operations will be adequate to meet our immediate and long-term liquidity requirements with respect to our current operations.  Nonetheless, as business needs warrant, we may need to issue other types of debt or equity in the future, although current market conditions could make such forms of financing very costly.

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

Cash Flows

	Six Months Ended June 30,
(in thousands)	2008	2007
Cash flow from operating activities	$3,629	$108,250
Cash flow from investing activities	(82,418)	(384,458)
Cash flow from financing activities	54,819	194,858
Net change in cash	$(23,970)	$(81,350)

Operating Activities

The decline in operating cash flows was due in large part to a lower level of income exclusive of non-cash items.  Contributing to the decrease was the net change in operating assets and liabilities.  Working capital requirements increased as compared to the prior year principally as a result of the timing of payment for salaries, distributions and investment settlements in the 2008 period while the 2007 period also included a significant amount of advances repaid to us from sponsored funds.  The decline was offset by a higher level of cash inflows from the settlement of originated mortgage loans.

Investing Activities

Due to current market conditions, we acquired fewer investment securities including mortgage revenue bonds, CMBS and other available-for-sale securities.

Financing Activities

In connection with the December 2007 re-securitization, at which time we repaid most of our previous securitization debt and amended our revolver and term loan agreements, we have had a significant net decrease in financing arrangements and notes payable in 2008 under these new arrangements as compared to the prior period.  Partially offsetting this decrease are the net proceeds from the 11.0% Preferred Shares (as more fully described in Note 13 to the condensed consolidated financial statements) as well as lower distributions to shareholders reflecting the reduced common dividend rate of $0.225 per share year-to-date as compared to $0.84 per share in the prior period.

Liquidity Requirements after June 30, 2008

Equity distributions declared through June 30, 2008, which will be paid through September 30, 2008 are as follows:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)
Common/non-redeemable CRA shares	$4,158
SCUs/SCIs	1,532
4.4 % CRA Preferred shares	1,412
Equity Issuer Preferred shares	6,282
Redeemable CRA shares	444
11.0% Preferred shares	3,592
Total	$17,420

Under the terms of the agreement, our Term Loan must be paid down to $75.0 million by August 31, 2008 and to $50.0 million by October 31, 2008.  The term loan must be repaid in full by December 31, 2008.

As noted above, in May 2008, we received notice from Morgan Stanley that the repurchase agreement we use to finance certain Commercial Real Estate investments will be terminated in November 2008.  At June 30, 2008, we had borrowings of $31.0 million on this facility.  We believe that through the strategies discussed above, we will have the ability to refinance or repay these borrowings prior to the termination date.

During July 2008, CRESS sold several investments to a CDO in which it has an equity interest.  The proceeds were used to repay its repurchase facility borrowings in their entirety.

In July 2008, we were notified by Merrill Lynch that we will need to post additional collateral with respect to credit intermediation transactions whereby we agree to provide agreed-upon rates of return to investors in certain LIHTC funds (see Note 20 to the condensed consolidated financial statements). While we are in negotiations as to the amount of collateral, the amount required could range from $5.0 to $15.0 million.

In August 2008, our syndicated corporate debt warehouse line will expire as scheduled.  We expect to sell the associated assets and use the proceeds to repay the borrowings in full at that time.

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

The current lack of liquidity in the financial markets has caused investment spreads between the cost of funds and investment income to widen dramatically on investments, which could result in current fair values that are materially lower than we may realize from cash income or from proceeds on settlement or maturity.

Many of our investments are currently illiquid. In most cases, however, we have the intent and ability to hold the investments until maturity or recovery, and as such the fair value presented, considering current market conditions, may diverge materially from the amounts that we will ultimately realize.  This is because the premise under GAAP is that assets generally should be valued on the basis of their current market value and, if no market exists, on a hypothetical market value, regardless of whether we plan to sell or would sell under market conditions such as those we are currently experiencing. We have not historically sold investment assets in market transactions, but rather have held them until optional redemption dates or allowed early redemption in exchange for penalty fees we earn.

Similar to other market participants, we are confronted by valuation related issues, particularly since the second half of 2007.  These include:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	uncertainty resulting from a drastic decline in market activity for certain of our mortgage backed products, including CMBS;
•	significant increase in dependence on model-related assumptions and/or unobservable inputs;
•	doubts about the quality of the market information utilized as inputs; and,
•	in limited cases, the downgrades of certain trusts in which we may hold certificates.

Provided below is the percentage of “Level 3” assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.

(in thousands)	June 30, 2008	December 31, 2007
Level 3 assets held for our own account (note 10):
Series A-1 Freddie Mac Certificates	$302,116	$288,672
Series B Freddie Mac Certificates	160,682	153,468
Mortgage revenue bonds	186,232	376,432
Retained CMBS certificates	33,152	75,328
CMBS	11,139	13,361
Mortgage servicing rights (1)	55,180	58,529
Level 3 assets held by Consolidated Partnerships (note 18):
CMBS	795,315	1,235,059
Retained CMBS certificates	378,230	482,424
CDO equity	76,221	65,060
Total Level 3 assets	$1,998,267	$2,748,333
Level 3 assets as a percentage of total fair value assets	94.3%	94.0%
(1) Financial asset fair-valued on a non-recurring basis.

The primary decrease in Level 3 assets relates to CMBS held by our Consolidated Partnership segment.  These assets decreased principally due to the continuing decline in marks provided by certain dealers who make a market in these financial instruments.  The declines in fair value increased the frequency and magnitude of margin calls on repurchase financing and interest rate swap contracts at one of the CMBS Fund Partnerships.  In connection with these margin calls, we (along with other investors in the fund) loaned monies to the partnership to allow it to terminate the repurchase financing and swap contracts (see also Note 18 to the condensed consolidated financial statements).

While, as noted above, we have the ability and intent to hold most of our assets until maturity or recovery, we have recorded impairment charges for certain assets for which we either do not have such ability or intent, or for which the underlying credit quality had deteriorated and, therefore, we may not recover our full investment.

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 2 and 18 to the condensed consolidated financial statements):

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Series B Freddie Mac certificates	$7,668	$--	$7,668	$--
Mortgage revenue bonds	4,096	2,938	10,928	19,385
CMBS	1,077	--	1,077	--
Subtotal (excluding Consolidated Partnerships)	12,841	2,938	19,673	19,385
CMBS (held by Consolidated Partnerships)	7,985	--	7,985	--
Retained CMBS certificates (held by Consolidated Partnerships)	17,006	--	17,694	--
Total	$37,832	$2,938	$45,352	$19,385

For additional information, including a discussion of the related valuation techniques for level 3 assets, see Notes 10 and 18 to the condensed consolidated financial statements.

b

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			June 30, 2008
(in thousands)	June 30, 2008	December 31, 2007	Available to Borrow		Maximum Commitment
Credit Facilities:
Term loan	$109,040	$140,000	$--		$109,040
Revolving credit facility	211,000	210,000	34,000		245,000
Other Notes Payable:
CMC warehouse line	--	32,302	150,000	(1)	150,000
Multifamily ASAP plus facility	39,617	58,413	N/A	(1)	N/A
Commercial real estate repurchase lines	30,987	56,912	174,013	(2)	205,000	(2)
Centerline Financial facilities	--	--	155,000		155,000
Syndicated corporate debt warehouse line	17,014	5,423	82,986	(3)	100,000
Other	2,711	2,838	N/A		N/A
Financing Arrangements:
Bond securitizations	62,757	14,275	N/A		N/A
Subtotal	473,126	520,163	595,999		964,040
Freddie Mac Secured Financing	416,834	548,227	N/A	(4)	N/A
Capital Structure (excluding Consolidated Partnerships)	889,960	1,068,390	595,999		964,040
Consolidated Partnerships	1,894,541	1,997,332	N/A		N/A
Total	$2,784,501	$3,065,722	$595,999		$964,040

(1)      Borrowings under these facilities are limited to available assets to serve as collateral.
(2)     Borrowings under these facilities are limited to available assets to serve as collateral.  In May 2008, we received notice from one lender that the $80.0 million repurchase agreement would not be extended and a termination date of November 27, 2008 was established on this facility.  There are no borrowings outstanding under the other facilities as of June 30, 2008.
(3)      Borrowings under these facilities are limited to available assets to serve as collateral. This facility will expire according to its terms on August 15, 2008.  We expect to sell the associated assets to repay the borrowings in full at that time.
(4)      As more fully discussed in our 2007 Form 10-K and note 8 to the condensed consolidated financial statements, the secured financing liability relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale.

Credit Facilities

Our term loan and revolving credit facility require us to maintain certain financial and other covenants including (as defined in the agreement):

•	a minimum level of consolidated net worth (as defined in the credit agreement);

•	a minimum ratio of consolidated EBITDA to fixed charges (both as defined in the credit agreement);

•	a minimum ratio of funded debt to consolidated EBITDA; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	certain limitations on distributions (including distributions to minority interest holders).

As of June 30, 2008, we believe we were in compliance with all of these covenants.

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	three CDO financing arrangements of the CMBS Fund Partnerships;

•	notes payable by the LIHTC Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;

•	repurchase agreements for the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership (the latter of which was repaid in July 2008); and

•	bridge loans extended to a CMBS Fund Partnership by its investors (including us).

During the six months ended June 30, 2008, our CMBS Fund Partnerships made net cash payments due to increased margin call/margin receipts on repurchase facilities.  The margin calls, which were due to the continuing volatility in CMBS markets and tightening of credit by many lenders, led us to secure the bridge financing noted above during the period to replace the existing repurchase facilities.

Equity

Other than our common shares, we have several classes of equity outstanding, the carrying amounts of which are provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	June 30, 2008	December 31, 2007
Mezzanine equity:
Minority interests in subsidiaries	$159,593	$176,616
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Redeemable CRA shares	195,166	69,888
11.0% Preferred shares	129,457	--
Shareholders’ equity:
Convertible CRA shares	5,886	118,160

11.0% Preferred Shares

In January 2008, we issued 11.2 million 11.0% Preferred Shares in a private placement.  The entire issue was purchased by an affiliate of TRCLP.  The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares and are entitled to voting rights as if converted into common shares.

In March 2008, we commenced a rights offering that entitled shareholders to purchase these shares with the TRCLP affiliate retaining any shares not purchased as part of the rights offering.  Subsequent to the rights offering, under which shareholders purchased 0.4 million shares for $4.4 million, the TRCLP affiliate owns 10.8 million shares.  Proceeds from the issuance were $129.5 million, net of $1.7 million of offering costs.

Shelf Registration

In October 2004, we filed a shelf registration with the SEC providing for the issuance of up to $400.0 million in common shares, preferred shares and debt securities.  The shelf registration was declared effective on March 1, 2005 and has been available for use since April 1, 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Off Balance Sheet Arrangements
The following table reflects our maximum exposure and the carrying amounts as of June 30, 2008, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount
LIHTC credit intermediation (1)	$1,587,685	$33,814
Mortgage banking loss sharing agreements (2)	870,358	13,116
Credit support to developers (3)	199,231	298
Centerline Financial credit default swaps (4)	44,015	1,170
	$2,701,289	$48,398

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

(2)      The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable funding sources.  The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to  a maximum of 30 years. The carrying value disclosed above represents the reserve we have recorded as a reduction of mortgage servicing rights, which we recognize as the fair value of the agreements.

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

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” ”expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risk, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	adverse changes in real estate and credit markets, general economic and business conditions;
•	adverse changes in credit markets and risks related to the form and structure of our financing arrangements;
•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	changes in applicable laws and regulations;
•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
•	competition with other companies;
•	risk of loss from direct and indirect investments in CMBS and CDOs;
•	risk of loss under mortgage banking loss sharing agreements; and
•	risks associated with providing credit intermediation.

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

The assumptions related to the following discussion of market risk involve judgments concerning future economic market conditions, future corporate decision and other interrelating factors, many of which are beyond our control and all of which are difficult or impossible to predict with precise accuracy.  Although we believe that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate.  Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as our representation that our objectives and plans would be achieved.

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

Of the June 30, 2008, total amount of our liabilities labeled on our Condensed Consolidated Balance Sheet as “Financing Arrangements and Secured Financing” and “Notes Payable”, $198.1 million is variable rate debt and not hedged via interest rate swap agreements.  We also have large escrow balances maintained by our Portfolio Management Group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net decrease of our pre-tax income by $1.0 million.

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

At June 30, 2008, a 1.0% movement in credit spreads would impact the book value of the applicable assets by approximately 3.1%.  Under the terms of our repurchase agreements, when the estimated fair value of the existing collateral declines, the lenders may demand additional collateral or repayment of debt (i.e., a margin call).  This could result from principal reductions due to scheduled amortization payments, unscheduled principal payments on the mortgages underlying our investments, changes in market interest rates and other market factors.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

Through August 7, 2008, we and our trustees have been named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and (ii) we committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 13 to the condensed consolidated financial statements).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action are scheduled to file a motion to dismiss the consolidated complaint by August 21, 2008.  We intend to defend vigorously the claims that have been asserted against us and our officers and trustees.

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

We have negotiated a settlement with the plaintiff in the Off case based on the rights offering (see Note 13 to the condensed consolidated financial statements) and which is subject to court approval.  We believe that the settlement in Off will also resolve the similar claims that have been asserted in several of the other derivative lawsuits.  If the court does not approve the settlement in Off, and/or to the extent that the Off settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.   An initial hearing for approval of the settlement of the Off case was held on May 23, 2008 and a second hearing was held July 15, 2008.  We are currently awaiting the judge’s decision regarding the settlement.

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

One of the lawsuits, which was originally filed in Pierce County Superior Court, and thereafter transferred to King County Superior Court, in the State of Washington, is entitled Silverwood Alliance Apartments, LLC, et al. v. Affordable Housing Partnership Alliance LLC, et al., Case No. 06-2-40705-9SEA.  Silverwood involves counterclaims against our subsidiaries for unspecified damages.  The other lawsuit, also was originally filed in Pierce County Superior Court in the State of Washington and thereafter was removed to the United States District Court for the Western District of Washington, is entitled Viewcrest Bremerton, LLC v. Related Capital Housing Partnership I, L.P. - Series 3, et al., Case No. C06-5459RSM.  Viewcrest alleges damages of at least $10 to 15 million against our subsidiaries.  The parties have entered into a settlement agreement that, if consummated, will result in the global resolution of both lawsuits and all disputes between the parties.  No Centerline entity will be required to make any payment as part of the settlement other than payments contemplated under the original Viewcrest deal documents.  The settlement is, however, subject to certain contingencies and the parties are currently working on the satisfaction of those contingencies.  Both lawsuits have been stayed pending the consummation or termination of the settlement. If the settlement cannot be effectuated, our subsidiaries intend to defend vigorously against the claims and to prosecute their own claims.  We are unable at the present time to estimate what potential losses, if any, may arise in connection with this litigation if the settlement is not effectuated.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors as disclosed on our Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the second quarter of 2008 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares (1):
April 1-30, 2008	1,334	$3.62	--
May 1-31, 2008	486	2.96	--
June 1-30, 2008	2,944	2.32	--
Total common shares	4,764	$2.75	--	303,854
Preferred shares (2):
April 1-30, 2008	373,136	$11.70	--
May 1-31, 2008	--	--	--
June 1-30, 2008	--	--	--
Total preferred shares	373,136	$11.70	--	N/A

(1)     All of the share repurchases were in payment of tax withholding obligations incurred by holders of newly vested restricted shares and were outside of our share repurchase program.
(2)     These shares were redeemed in connection with a rights offering associated with our 11.0% Preferred Shares and were sold to those participating in the rights offering (see Note 13 to the condensed consolidated financial statements).

Item 3.	Defaults upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 12, 2008.  Robert L. Loverd, Marc D. Schnitzer and Thomas W. White were elected as trustees for three-year terms expiring in 2011.  Continuing to serve their current terms are the following trustees: Jeff T. Blau, Leonard W. Cotton, Robert J. Dolan, Nathan Gantcher, Jerome Y. Halperin, Robert A. Meister and Stephen M. Ross.  The three individuals elected, and the number of votes cast for and abstaining, with respect to each of them, were as follows (no votes were cast “against”):

	For	Abstain/Withheld

Robert L. Loverd
Common Shares	42,774,288	3,858,851
Restricted Common Shares	1,421,043	1,633
11.0% Preferred Shares	11,824,715	4,281
Special Preferred Voting Shares	935,269	--

Marc D Schnitzer
Common Shares	42,128,426	4,504,713
Restricted Common Shares	1,421,043	1,633
11.0% Preferred Shares	11,824,465	4,531
Special Preferred Voting Shares	935,269	--

Thomas W. White
Common Shares	42,283,677	4,349,462
Restricted Common Shares	1,421,043	1,633
11.0% Preferred Shares	11,824,483	4,513
Special Preferred Voting Shares	935,269	--

At the same meeting, shareholders ratified Deloitte & Touche LLP as our independent registered public accounting firm. Votes cast were as follows:

	For	Abstain/Withheld	Against

Ratification of Deloitte & Touche LLP
Common Shares	45,209,790	1,091,695	331,654
Restricted Common Shares	1,422,676	--	--
11.0% Preferred Shares	11,828,257	118	621
Special Preferred Voting Shares	935,269	--	--

Item 5.	Other Information. None.
Item 6.	Exhibits.

	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date: August 8, 2008	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)
Date: August 8, 2008	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)