Form 10-Q
period 2008-09-30
CENTERLINE HOLDING CO
filed 2008-11-14
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes [  ]                      No ☒

As of October 31, 2008, there were 51,568,791 outstanding shares of the registrant’s shares of beneficial interest.

Table of Contents

CENTERLINE HOLDING COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$116,958	$137,111
Restricted cash	11,768	32,548
Investments:
Available-for-sale (Note 3)	683,839	938,378
Equity method (Note 4)	28,288	38,761
Other (Note 5)	139,673	182,277
Investments in and loans to affiliates, net (Note 21)	15,350	107,175
Goodwill and intangible assets, net (Note 6)	377,691	504,273
Deferred costs and other assets, net (Note 7)	146,710	139,498
Consolidated partnerships (Note 8):
Investments:
Available-for-sale	960,579	1,782,543
Equity method	4,269,561	4,178,206
Other	288,069	414,377
Land, buildings and improvements, net	706,031	661,380
Other assets	435,152	371,735
Total assets	$8,179,669	$9,488,262
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 9)	$382,355	$505,888
Financing arrangements and secured financing (Note 10)	489,209	562,502
Accounts payable, accrued expenses and other liabilities (Note 11, Note 19)	205,486	311,310
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	273,500
Consolidated partnerships (Note 12):
Financing arrangements	1,123,188	1,122,906
Notes payable	702,653	458,367
Repurchase agreements	62,111	416,059
Due to property partnerships	715,851	970,602
Other liabilities (Note 19)	206,881	193,020
Total liabilities	4,161,234	4,814,154
Minority interests in consolidated subsidiaries, net of tax (Note 13)	99,476	176,716
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Redeemable securities (Note 14)	326,147	69,888
Limited partners’ interests in consolidated partnerships	3,845,737	3,782,912
Commitments and contingencies (Note 23)
Shareholders’ (deficit) equity:
4.4% Convertible CRA preferred shares; no par value; no shares issued and outstanding in 2008 and 1,060 shares issued and outstanding 2007	--	51,281
Convertible CRA preferred shares; no par value; 519 shares issued and outstanding in 2008 and 5,306 shares issued and outstanding in 2007	3,802	66,879
Special preferred voting shares; no par value; 14,131 shares issued and outstanding in 2008 and 14,298 shares issued and outstanding in 2007	141	143
Common shares; no par value; 160,000 shares authorized; 55,161 issued and 51,550 outstanding in 2008 and 53,943 issued and 50,567 outstanding in 2007	390,629	592,505
Treasury shares of beneficial interest – common, at cost; 3,611 shares in 2008 and 3,376 shares in 2007	(65,256)	(64,312)
Accumulated other comprehensive loss (Note 15)	(686,241)	(105,904)
Total shareholders’ (deficit) equity	(356,925)	540,592
Total liabilities and equity	$8,179,669	$9,488,262

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Interest income	$22,562	$55,039	$75,854	$157,899
Fee income	16,405	24,005	48,439	58,614
Other	3,357	2,201	9,164	7,456
Consolidated partnerships (Note 17):
Interest income	66,404	53,720	200,800	134,043
Rental income	17,119	15,969	51,375	41,397
Other	2,341	7,417	6,517	11,171
Total revenues	128,188	158,351	392,149	410,580
Expenses:
General and administrative (Note 16)	40,930	43,607	128,057	142,168
Interest	23,119	41,980	56,473	99,723
Interest – distributions to preferred shareholders of subsidiary	4,724	4,724	14,173	14,173
Depreciation and amortization	11,003	11,841	34,350	33,533
Write-off of goodwill and intangible assets	118,069	--	118,069	--
Impairment of investments and other assets	615	548	22,055	19,933
Consolidated partnerships (Note 17):
Interest	29,976	25,700	97,781	72,014
Other expenses	115,156	27,563	209,728	82,728
Total expenses	343,592	155,963	680,686	464,272
(Loss) income before other income	(215,404)	2,388	(288,537)	(53,692)
Other (loss) income:
Equity and other (loss) income	(76,421)	327	(78,800)	(77)
Gain from repayment or sale of investments	518	3,408	1,313	6,996
Other losses from consolidated partnerships	(69,668)	(72,182)	(215,657)	(212,493)
Loss before allocations	(360,975)	(66,059)	(581,681)	(259,266)
(Income) loss allocations:
Preferred shares of subsidiary	(1,556)	(1,556)	(4,669)	(4,669)
Minority interests in subsidiaries, net of tax (Note 13)	59,840	(5,307)	73,010	(898)
Limited partners of consolidated partnerships, net	152,981	82,003	340,666	260,890
(Loss) income before income taxes	(149,710)	9,081	(172,674)	(3,943)
Income tax (provision) benefit	(1,015)	1,561	(2,019)	4,820
Net (loss) income	(150,725)	10,642	(174,693)	877
Dividends for preferred and redeemable securities	(5,014)	(1,188)	(15,337)	(3,564)
Effect of redeemable share conversions	(1,577)	--	(15,597)	--
Net (loss) income for earnings per share calculations	$(157,316)	$9,454	$(205,627)	$(2,687)
Net (loss) income per share (Note 18):
Basic	$(3.03)	$0.17	$(3.97)	$(0.05)
Diluted	$(3.03)	$0.16	$(3.97)	$(0.05)
Weighted average shares outstanding (Note 18):
Basic	51,931	56,582	51,840	57,248
Diluted	51,931	57,736	51,840	57,248
Dividends declared per common share	$--	$0.42	$0.225	$1.26

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(174,693)	$877
Reconciling items:
Gain from repayment or sale of investments	(1,313)	(972)
Impairment of investments and other assets	22,055	19,933
Write-off of goodwill and intangible assets	118,069	--
Depreciation and amortization	34,350	33,533
Equity in losses of unconsolidated entities, net	78,800	118
Income allocated to preferred shares of subsidiary	4,669	4,669
(Loss) income allocated to minority interests in subsidiaries	(73,010)	898
Non-cash compensation expense	11,796	22,758
Other non-cash income, net	(5,277)	(8,634)
Deferred taxes	(356)	1,188
Reserves for bad debts, net of reversals	(1,416)	4,701
Changes in fair value of interest rate derivatives	(34,120)	--
Changes in operating assets and liabilities:
Mortgage loans held for sale	47,105	58,738
Deferred revenues	(24,311)	8,735
Receivables	6,826	64,741
Other assets	5,389	1,072
Accounts payable, accrued expenses and other liabilities	(11,554)	10,518
Net cash flow from operating activities	3,009	222,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayment of available-for-sale securities	76,931	26,220
Purchases of available-for-sale securities	(48,760)	(203,233)
Acquisition of mortgage loans held for investment	(45,785)	(164,130)
Sale and repayments of mortgage loans held for investment	50,060	173,282
Advances to partnerships	(46,653)	(154,709)
Collection of advances to partnerships	65,581	129,163
Deferred investment acquisition costs	(1,588)	(1,154)
Decrease (increase) in restricted cash, escrows and other cash collateral	7,962	(9,725)
Return of capital from equity investees	515	--
Acquisition of furniture, fixtures and leasehold improvements	(5,908)	--
Acquisition of asset management contract	(7,505)	--
Acquisition of AMAC common and preferred shares	--	(11,564)
Loan to AMAC	(2,192)	(24,300)
Equity investments and other investing activities	(50,128)	(36,189)
Net cash flow from investing activities	(7,470)	(276,339)

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of financing arrangements	(14,275)	(79,628)
Proceeds from financing arrangements and secured financing	62,572	179,278
Distributions to shareholders	(42,694)	(78,797)
Distributions to preferred shareholders of subsidiary	(4,669)	(4,669)
Distributions to minority interests in consolidated subsidiaries	(23,834)	(29,315)
Repayment of term loan	(75,000)	--
Proceeds from term loan	10,000	--
(Decrease) increase in notes payable	(58,533)	49,783
Minority interest contribution	1,900	3,225
Proceeds from 11.0% Preferred shares	131,235	--
Proceeds from 11.0% Preferred shares rights offering	4,365	--
Retirement of minority interests and special preferred voting shares	--	(2,803)
Treasury stock purchases	(4,365)	(33,345)
Deferred financing and equity offering costs	(2,394)	(531)
Net cash flow from financing activities	(15,692)	3,198
Net decrease in cash and cash equivalents	(20,153)	(50,268)
Cash and cash equivalents at the beginning of the period	137,111	178,813
Cash and cash equivalents at the end of the period	$116,958	$128,545
Non-cash investing and financing activities:
Recognized sale of re-securitized mortgage revenue bonds:
Reductions in secured financing liability	$(153,282)	$--
Reduction in mortgage revenue bonds	$178,265	$--
Increase in Series A Freddie Mac Certificates	$(16,070)	$--
Increase in Series B Freddie Mac Certificates	$(15,902)	$--
Leasehold improvements accrued	$(12,500)
Share grants issued	$7,882	$16,106
Conversion of minority interests to common shares	$2,977	$--
Treasury stock purchase via employee withholding	$945	$1,917

See accompanying notes to condensed consolidated financial statements.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Description of Business and Basis of Presentation

A.  Description of Business

Centerline Holding Company, together with its subsidiaries, is an alternative asset manager with a core focus on real estate funds and financing with more than $14.2 billion of assets under management as of September 30, 2008.  We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

We manage our operations through six reportable segments including two segments not involved in direct operations.  Our four operating segments include:

Affordable Housing, which provides debt and equity financing and investment products for the affordable multifamily rental industry;

Commercial Real Estate, which provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties;

Portfolio Management, which comprises the monitoring, management and servicing of the Affordable Housing and Commercial Real Estate assets for our own account, for funds we manage and for third parties; and

Credit Risk Products, which provides credit intermediation, through our subsidiaries, to affordable housing debt and equity products.

We consolidate certain funds we control, notwithstanding the fact that we may only have a minority economic interest in such entities.  For segment purposes, the Consolidated Partnerships segment includes the investment fund partnerships we originate and manage through the Affordable Housing and Commercial Real Estate Groups and certain property partnerships, all of which we are required to consolidate in accordance with various accounting pronouncements.  The Consolidated Partnerships invest in low income housing tax credit (“LIHTC”) properties, high-yield commercial mortgage backed securities (“CMBS”), collateralized debt obligation (“CDO”) equity and high-yield debt.  In addition to these five segments, we separately show our Corporate Group, which includes our executive, central administrative, finance and risk policy functions.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), which contains a summary of our significant accounting policies.  With the exception of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS 157”) (see Note 20), and the application of the two-class method of calculating earnings per share (“EPS”) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”) (see Note 18), there have been no material changes to these policies since December 31, 2007.  New accounting pronouncements pending adoption that could impact future presentation or results are described below.  See Note 20 regarding a recent pronouncement clarifying SFAS 157.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

C.  Accounting Pronouncements to be Adopted

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that a noncontrolling interest (currently displayed as minority interests in consolidated subsidiaries, preferred shares of  subsidiary (not subject to mandatory repurchase) and limited partners’ interests in consolidated subsidiaries) be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and most of its provisions will apply prospectively.  We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition, results of operations and cash flows.

In September 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  Under FSP EITF 03-6-1, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders.  Because the awards are considered participating securities, they would be included as a separate class in our calculation of EPS (see Note 18).  For the nine months ended September 30, 2008, our EPS would have been reduced by $0.01 per share under the provisions of FSP EITF 03-6-1.  FSP EITF 03-6-1 is effective for us on January 1, 2009.

NOTE 2 – Market Conditions and Liquidity

A.  Market Conditions

Turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

•
for our new corporate credit facility(see Note 9) and 11.0% Cumulative Convertible Preferred Shares, Series A-1 (“11.0% Preferred Shares”) (see Note 14), the terms include a higher rate of interest or dividends, a more rapid amortization of principal and more stringent covenants than had been the norm in prior periods;

•
for asset based financing (such as we use to fund mortgage originations in our Commercial Real Estate Group), the availability of credit has been limited and the costs of such borrowings have increased;

•
for subscription financing (whereby funds we establish borrow to invest, with such borrowings secured by the equity commitments of their investors), the availability of credit is virtually non-existent, hampering our ability to close new funds;

•
with respect to short term repurchase financing, which we have used to accumulate investments in our Commercial Real Estate Group and CMBS Fund Partnerships within the Consolidated Partnerships segment, advance rates for such agreements have declined and costs have increased, compounding the effect on borrowing capacity as market values of the collateral assets have declined.  We have terminated many of these facilities and one remaining line will be terminated no later than November 2008.  Additionally, the market for issuing CDO financing has deteriorated substantially, impeding our ability to replace the repurchase financing with more cost effective permanent financing; and

•	Our share price and the general environment for equity offerings have made obtaining equity capital extremely difficult.

As of September 30, 2008, we had cash and cash equivalents available to use for operations of $26.7 million (excluding cash maintained as capital for our credit intermediation subsidiary, Centerline Financial LLC (“Centerline Financial”)) while borrowing and outstanding letters of credit have eliminated availability under our credit facility.
Management continues to actively pursue strategies to maintain and improve our liquidity, particularly during periods of market disruption.  In the first nine months of 2008, we sold $57.1 million of mortgage revenue bond investments that did not meet our long-term investment criteria and securitized others that were not included in the 2007 re-securitization transaction.  Additional steps and strategies we are pursuing include:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Obtaining financing for investments that are not pledged as security for asset-based borrowings;
•	Instituting measures to reduce general and administrative expenses, including salaries and other costs;
•	Recommending to our Board of Trustees that common and preferred dividends be suspended or deferred until economic conditions improve; and
•	Selling investments that do not meet our long term investment criteria.

We expect to use the proceeds from these sources, as well as operating cash flows, to retire our obligations while also seeking alternative sources of financing or revised terms on existing facilities.  In particular, we are in discussions with the lenders of our credit facilities to:

•	amend the amortization schedule of or repay the Term Loan;
•	extend the maturity of both the Term Loan and Revolving Credit Facility; and
•	refinance or retire our Commercial Real Estate repurchase line.

Our ability to execute our business operations is dependent upon refinancing our debt and improving liquidity.  We can make no assurances, however, that the agreements will be amended as described.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short and long-term business needs, access to capital markets is impacted by market conditions, and the short- and long-term debt ratings assigned by independent rating agencies.  Moody’s lowered the Corporate family rating to B2 from Ba3, and we remain on review for further possible downgrade (refer to our 2007 Form 10-K for the ratings by entity).

B.  Credit Facilities and Unlevered Assets

The provisions of our Term Loan debt (see Note 9) required us to reduce the balance outstanding to $50.0 million by October 31, 2008.  As of that date, we had reduced the balance to $68.9 million and we entered into an amendment to the agreement, extending the due date of the reduction to November 21, 2008.  The December 31, 2008, due date for the remainder of the balance is still in effect.

In May 2008, we were notified by the lender that our Commercial Real Estate repurchase line (for which our CMBS and retained CMBS certificate investments serve as collateral) would be terminated in November 2008.  During the first nine months of 2008, we repaid $37.1 million of borrowings from this line and at September 30, 2008, the outstanding balance on this loan was $19.8 million (see Note 9).  As of the date of this filing, we had reduced the balance to $14.8 million.  As noted above, we are in discussions with the lenders of our credit facility to repay or refinance the remaining balance.

Our syndicated corporate debt warehouse line was extended from its initial termination date in August 2008 to allow for repayment as we sold the assets securing the line (see Note 9).  At September 30, 2008, the remaining balance was $7.7 million.  Subsequent to September 30, 2008, we contracted to sell some of the remaining investments at a price that will allow full repayment and termination of this line.

Most of our investments such as CMBS, retained CMBS certificates, syndicated corporate debt, investments in LIHTC property partnerships and mortgage loans held for sale (see Notes 3, 4 and 5) are financed with repurchase or warehouse lines and, therefore, are pledged as collateral for those borrowings.  Our investments in Series A-1 Freddie Mac certificates (see Note 3) serve to economically defease the preferred shares of our subsidiary (both those subject to mandatory repurchase and those that are not).  Following is a summary of our investment assets that were not specifically pledged as collateral as of September 30, 2008.  The amounts presented reflect the carrying value of the assets prior to accounting eliminations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Carrying amount

Series B Freddie Mac Certificates	$191,490
Mortgage loans held for investment	11,055
Loan to AMAC	9,600
Loan to CMBS Fund Partnership	22,268
Marketable securities	1,766
Construction loans to LIHTC property partnerships	749
Miscellaneous other investments	3,528
Total	$240,456

The table above does not include other cash based assets that are subject to limits on their use, such as:

•	$90.2 million of cash maintained as capital for Centerline Financial;
•	the stabilization escrow account we established as part of the December 2007 re-securitization transaction ($90.2 million of cash with a calculated present value of $77.9 million – see Note 5); and
•	$76.0 million of cash deposits held by third parties as collateral (see Note 7).

NOTE 3 – Available-for-Sale Investments

The table below provides the components of available-for-sale investments as of the dates presented:

(in thousands)	September 30, 2008	December 31, 2007

Freddie Mac Certificates:
Series A-1	$315,480	$288,672
Series B	152,815	153,468
Mortgage revenue bonds	174,226	376,432
Retained CMBS certificates	24,872	75,328
CMBS	7,508	13,361
Syndicated corporate debt	7,172	27,749
Marketable securities	1,766	3,368
Total	$683,839	$938,378

Determining whether impairments are temporary or other-than-temporary requires significant judgment on the part of management.  The evaluation, performed each reporting period, takes into consideration our investment strategy which in almost all cases is buy and hold for the long-term, our ability to hold such investments until recovery or maturity and the underlying cash flows.  In general, if our investment strategy has not changed from buy and hold for a particular asset and the underlying cash flows indicate that the investment will ultimately be repaid, we deem any changes in fair value to be other-than-temporary.  When we deem that the impairment of an investment is other-than-temporary, in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) the fair value at the time of the impairment becomes the new cost basis for the investment.  As such, there is no difference between the accreted costs and fair values for assets impaired during the reporting period.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2008	December 31, 2007
Fair value	$397,345	$377,500
Less: eliminations (1)	(81,865)	(88,828)
Consolidated fair value	$315,480	$288,672

(1)   A portion of the Series A-1 Certificates related to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation.  The amounts eliminated in consolidation decreased in 2008 when we recognized certain re-securitized mortgage revenue bonds as sold offset by others previously recognized as sold that we re-recognized as assets (see B. Mortgage Revenue Bonds below).

Series B

Information with respect to the Series B Freddie Mac Certificates is as follows:

(in thousands)	September 30, 2008	December 31, 2007
Face amount	$140,028	$140,028
Interest receivable	1,234	--
Gross unrealized gains	50,228	72,873
Subtotal/fair value	191,490	212,901
Less: eliminations (1)	(38,675)	(59,433)
Consolidated fair value	$152,815	$153,468

(1)   A portion of the Series B Certificates related to re-securitized mortgage revenue bonds that were not reflected as sold.  Accordingly, that portion is eliminated in consolidation.  The amounts eliminated in consolidation decreased in 2008 when we recognized certain re-securitized mortgage revenue bonds as sold offset by others previously recognized as sold that we re-recognized as assets (see B. Mortgage Revenue Bonds below).

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	September 30, 2008		December 31, 2007

Weighted average discount rate	11.6%		11.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	11.1	years	11.6	years
Constant default rate	2.0%		2.0%

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We account for the Series B Freddie Mac Certificates under EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”).  Under EITF 99-20, when significant changes in estimated cash flows from those previously estimated occur and the present value of the revised cash flows using the current expected yield is less than the present value of the previously estimated cash flows, an other-than-temporary impairment is deemed to have occurred. Accordingly, the security is written down to fair value with the resulting charge being included in income. In the second quarter of 2008, we revised certain estimates as to the timing of cash flows inherent in the valuation of the Series B Freddie Mac Certificates as they relate to assumed credit defaults of the underlying mortgage revenue bonds.  This change in estimate lowered the fair value of the Series B Freddie Mac Certificates and, accordingly, we recognized an impairment charge of $7.9 million in our Condensed Consolidated Statement of Operations.

B.  Mortgage Revenue Bonds

Information regarding our portfolio of mortgage revenue bonds is provided in the table below:

(in thousands)	September 30, 2008	December 31, 2007
Amortized cost basis	$600,048	$774,594
Gross unrealized gains	1,443	2,351
Gross unrealized losses	(3,197)	(3,624)
Subtotal/fair value	598,294	773,321
Less: eliminations (1)	(424,068)	(396,889)
Consolidated fair value	$174,226	$376,432
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation.

As more fully discussed in the 2007 Form 10-K, a portion of the Freddie Mac re-securitization transaction was treated as secured financing as we had provided guarantees with respect to payment of debt service on certain mortgage revenue bonds which constituted continuing involvement as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”).  Prior to the third quarter of 2008, some of the guarantees expired resulting in recognition of 18 mortgage revenue bonds as sold with an aggregate amortized cost basis of $178.0 million.  Upon recognition of the sale, we also de-recognized the associated secured financing liability and recognized a gain of $4.8 million. In addition, a subsidiary assumed the general partner interest in the property partnerships that are the obligors of three mortgage revenue bonds associated with two properties we had recognized as sold at the time of the re-securitization with Freddie Mac.  As a result, we have included those bonds and another that defaulted in the amounts shown above at their fair value (aggregating $40.8 million) and recorded a corresponding secured financing liability (see Note 10).

During the second quarter of 2008, we securitized seven mortgage revenue bonds and accounted for the securitization as a financing transaction (see Note 10).

During the six months ended June 30, 2008, we recognized $10.9 million of mortgage revenue bond impairment charges.  Of the amount recorded, $7.2 million represented losses for two bonds in expectation of their sale during the third quarter.  The remaining $3.7 million relates to one bond whose impairment resulted from substandard performance at the underlying property.

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2008
Number	1	17	18
Fair value	$930	$221,698	$222,628
Gross unrealized losses	$150	$3,047	$3,197
December 31, 2007
Number	18	3	21
Fair value	$234,248	$36,559	$270,807
Gross unrealized losses	$3,244	$380	$3,624

Unrealized losses on mortgage revenue bonds are primarily a result of unamortized yield adjustments related to the bonds and are not necessarily reflective of the operating performance of the assets.

Under our term loan agreement which became effective in December 2007 (see Note 9), six bonds with an aggregate fair value of $4.8 million as of September 30, 2008, remain pledged as collateral.

C.  Retained CMBS Certificates

Retained CMBS certificates are not direct investments in CMBS, but rather investments in the debt of trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account as of September 30, 2008 are comprised of the following classes:

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
AAA Interest Only	$--	$12,622	$--	$(105)	$12,517	50.3%
CCC-	119,671	40,537	--	(28,801)	11,736	47.2
D	16,153	64	--	(64)	--	--
Non-rated	30,971	1,588	--	(969)	619	2.5
Total	$166,795	$54,811	$--	$(29,939)	$24,872	100.0%

At September 30, 2008, the AAA interest only certificate had a notional amount of $465.7 million and the non-rated interest only certificates had a combined notional amount of $194.2 million.

The unrealized losses presented above do not include $1.2 million related to the AAA interest only and non-rated interest only certificates which have experienced losses related to the underlying assets and for which we realized an impairment loss in the nine months ended September 30, 2008 ($0.1 million for the third quarter).

Unrealized losses on other retained CMBS certificates (all have been in an unrealized loss position for less than 12 months) are due to widened credit spreads resulting from market conditions and, in our judgment, do not necessarily reflect the credit quality of the underlying assets.  We have concluded that these decreases in fair value are temporary.

In April and July 2008, rating agencies downgraded certain certificates we hold resulting in a reduction of the fair value of the investments, which led to margin calls on a repurchase facility (see Note 9).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

D.  CMBS

CMBS investments we hold for our account were comprised of the following as of September 30, 2008:

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
BB+	$3,898	$2,312	$--	$(1,627)	$685	9.1%
BB	3,898	2,166	--	(1,518)	648	8.6
BB-	3,898	2,030	--	(1,417)	613	8.2
B+	10,395	4,350	--	(2,427)	1,923	25.6
B	2,599	526	--	(110)	416	5.5
B-	6,698	1,336	--	(398)	938	12.5
Non-rated	25,819	5,057	--	(2,772)	2,285	30.5
Total	$57,205	$17,777	$--	$(10,269)	$7,508	100.0%

During the first six months of 2008, we purchased CMBS investments with a face amount of $18.2 million at a cost of $3.7 million.  The unrealized losses on CMBS (all have been in an unrealized loss position for less than 12 months) are due to widened credit spreads and, in our judgment, do not necessarily reflect the credit quality of the underlying assets.  We have concluded that the decreases in fair value are temporary.

E.  Syndicated Corporate Debt

Syndicated corporate debt primarily represents corporate secured term loans.  We have funded such purchases through an asset backed warehouse line (see Note 9).  Information regarding our syndicated corporate debt investments for the periods presented is provided below:

(in thousands)	September 30, 2008	December 31, 2007
Amortized cost basis	$7,172	$27,839
Gross unrealized losses	--	(90)
Consolidated fair value	$7,172	$27,749

In 2008, we sold ten syndicated corporate debt investments at a loss of $1.7 million comprised of the following:

(in thousands)
Recorded as impairment in periods prior to sale:
Year ended December 31, 2007	$75
Nine months ended September 30, 2008	930
Recorded as loss in period of sale	735
Total	$1,740

For the securities remaining as of September 30, 2008, we recognized impairment charges of $0.5 million ($0.2 million in the third quarter) due to recent market fluctuations for the remaining securities for which we concluded that the declines in fair value were other-than-temporary as we intend to sell the assets.  During October 2008, we contracted to sell most of the remaining investments and incurred additional losses of $0.6 million upon recording the sale.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Equity Method Investments

Equity method investments for the periods presented are provided below:

(in thousands)	September 30, 2008	December 31, 2007
Equity interests in LIHTC partnerships	$28,288	$38,761

We acquire interests in entities that own LIHTC properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing Group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

The balances shown above do not include our investments in American Mortgage Acceptance Company (“AMAC”) and Centerline Urban Capital I, LLC (“CUC”), which we also account for under the equity method, as the entities are related parties.  For discussion regarding these investments, see Note 21.

NOTE 5 – Other Investments

Other investments consisted of the following categories:

(in thousands)	September 30, 2008	December 31, 2007
Mortgage loans held for sale	$46,460	$91,065
Mortgage loans held for investment	11,055	15,687
Stabilization escrow	77,881	62,565
Construction loans to LIHTC property partnerships	749	6,379
Miscellaneous investments	3,528	6,581
Total	$139,673	$182,277

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

B.  Stabilization Escrow

(in thousands)	September 30, 2008	December 31, 2007
Cash balance	$90,247	$76,032
Present value discount net of eliminations and accumulated amortization	(12,366)	(13,467)
Total	$77,881	$62,565

As further discussed in the 2007 Form 10-K, a portion of the cash received from the mortgage revenue bonds re-securitized with Freddie Mac in December 2007 was placed in escrow.  Due to the risks associated with the projected construction completion and/or stabilization of the underlying properties, contributions to the escrow account are recorded at their net present value determined based upon an evaluation of the underlying cash flows and a discount rate of 14.2%.  Of the amount required as of the transaction date ($126.0 million), we funded $76.0 million in December 2007 and, in March 2008, we funded an additional $30.0 million (resulting in a recognized loss in the first quarter of $3.5 million representing the difference between the amount deposited and the present value of the associated releases of the funds, with such loss recorded as a component of “gain from repayment or sale of investments”).  Giving effect to escrow releases, the stabilization escrow is fully funded.  During the nine months ended September 30, 2008, we received $36.2 million of cash (none during the third quarter) as a result of escrow releases due to construction completion and/or stabilization of the underlying properties.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following for the periods presented:

(in thousands)	September 30, 2008	December 31, 2007

Goodwill	$282,311	$342,667
Other intangible assets, net	41,611	103,077
Mortgage servicing rights, net	53,769	58,529
Total	$377,691	$504,273

A.  Goodwill

The table provided below summarizes information regarding goodwill, which we include in our Corporate segment:

(in thousands)	Total
Balance at December 31, 2007	$342,667
Additions	--
Impairment	(60,000)
Reductions	(356)
Balance at September 30, 2008	$282,311

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment using a two-step process.  The first step determines the fair value of a reporting unit, principally utilizing income and market-based approaches against the reporting unit’s carrying value.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

For segment reporting purposes, we classify all goodwill as an asset of the Corporate Group.  In accordance with push-down accounting rules and for purposes of stand-alone financials, we also test goodwill separately at four of our legal entities.  We performed goodwill testing as of December 31, 2007, which resulted in no indication of impairment.  At September 30, 2008, there was an indication of impairment primarily caused by the continued decline in the Company’s market capitalization, which declined 74% in the nine-months ended September 30, 2008.  We believe the decline to be a function of the unfavorable market environment characterized by lack of liquidity, spread deterioration, and decline in asset values as well as general economic conditions.  As a result of our testing, we recognized an estimated $60.0 million impairment in our Corporate Group.  The third quarter test was an interim test in response to significant decline in market capitalization, as such, we will perform our annual impairment test in the fourth quarter.

The other reduction in goodwill relates to the redemption of Special Common Units (“SCUs”) (see Note 13).  The deferred tax impact of such redemption effectively reduces the purchase price for the subsidiary they were issued to finance.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Other Intangible Assets, Net

The components of other intangible assets, net for the periods presented are provided below:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Amortized intangible assets:
Transactional relationships	5.3	$103,000	$103,000	$95,577	$34,721	$7,423	$68,279
Partnership service contracts	9.4	44,421	47,300	30,928	28,057	13,493	19,243
General partner interests	7.0	13,521	6,016	4,030	2,547	9,491	3,469
Joint venture developer relationships	5.0	4,800	4,800	4,675	3,955	125	845
Mortgage banking broker relationships	5.0	1,080	1,080	774	612	306	468
Weighted average life/subtotal	6.6	166,822	162,196	135,984	69,892	30,838	92,304
Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		10,773	10,773	--	--	10,773	10,773
Total		$177,595	$172,696	$135,984	$69,892	$41,611	$103,077

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Amortization expense	$3,209	$3,656	$10,396	$11,819

In connection with the acquisition of Related Capital Company in 2003 we established an intangible asset for the newly acquired transactional relationships with Freddie Mac and Fannie Mae.  The original fair value of $73.4 million was based upon cash flows from expected investments by Freddie Mac and Fannie Mae in future LIHTC funds.  In connection with the placement of Freddie Mac and Fannie Mae into conservatorship in September 2008, we re-evaluated the fair value of these relationships based upon our belief that their future investments in LIHTC funds will be limited.  As a result, we recognized a pre-tax impairment of $55.2 million during the third quarter and have reduced the estimated life of the remaining balance to five years.  In addition, in light of the continued declining performance of AMAC resulting from the disruption in mortgage and credit markets, we recognized a pre-tax impairment of $2.9 million during the third quarter representing the net value remaining of an intangible asset included within partnership service contracts.  These charges are included within “write-off of goodwill and intangible assets” in the Condensed Consolidated Statement of Operations.

In June 2008, we reached an agreement to act as collateral manager for two commercial real estate CDOs created by Nomura Credit and Capital, Inc (“Nomura”).  In connection with this agreement, we paid $7.5 million which we capitalized, included in “general partner interests” above, which represented the fair value of the agreement at the time we completed the transaction.  The asset will be amortized over 5.8 years, representing the estimated weighted average life of the Nomura CDOs.  In connection with this agreement, the High-Yield Debt Fund Partnership we manage and consolidate purchased debt and equity securities in the Nomura CDOs (see Note 8).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – Deferred Costs and Other Assets, Net

The components of deferred costs and other assets, net are presented in the table below:

(in thousands)	September 30, 2008	December 31, 2007
Deferred financing and other costs	$37,764	$39,599
Less: Accumulated amortization	(12,555)	(5,176)
Net deferred costs	25,209	34,423
Collateral deposits receivable	75,957	59,957
Interest receivable, net	4,530	10,550
Fees receivable, net	3,938	4,291
Furniture, fixtures and leasehold improvements, net	22,246	8,366
Other	14,830	21,911
Total	$146,710	$139,498

NOTE 8 – Assets of Consolidated Partnerships

Financial information for the LIHTC Fund and Property Partnerships is as of June 30, 2008, the most recent date for which information is available.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of September 30, 2008.

Assets of consolidated partnerships consisted of the following:

	September 30, 2008			December 31, 2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Available-for-sale
CMBS	$--	$579,463	$579,463	$--	$1,235,059	$1,235,059
Retained CMBS certificates	--	313,299	313,299	--	482,424	482,424
CDO equity	--	67,817	67,817	--	65,060	65,060
	--	960,579	960,579	--	1,782,543	1,782,543
Equity Method
Equity interests in LIHTC properties	4,269,561	--	4,269,561	4,178,206	--	4,178,206
Other
Mortgage loans held for investment, net	--	225,257	225,257	--	336,322	336,322
Other investments	62,812	--	62,812	78,055	--	78,055
	62,812	225,257	288,069	78,055	336,322	414,377
Total investments held by consolidated partnerships	4,332,373	1,185,836	5,518,209	4,256,261	2,118,865	6,375,126
Land, buildings and improvements, net	706,031	--	706,031	661,380	--	661,380
Other assets	334,516	100,636	435,152	290,076	81,659	371,735
Total assets	$5,372,920	$1,286,472	$6,659,392	$5,207,717	$2,200,524	$7,408,241

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  CMBS

The CMBS Fund Partnerships invest in and hold CMBS investments.  CMBS investments held by these partnerships comprised the amounts noted below as of September 30, 2008:

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
BBB+	$17,000	$17,000	$--	$(13,770)	$3,230	0.5%
BBB	86,139	75,277	--	(54,991)	20,286	3.5
BBB-	417,065	282,244	--	(190,205)	92,039	15.9
BB+	337,441	281,846	--	(180,913)	100,933	17.4
BB	273,943	222,834	--	(155,609)	67,225	11.6
BB-	314,408	226,574	--	(152,080)	74,494	12.9
B+	257,029	168,497	--	(115,102)	53,395	9.2
B	172,743	100,203	78	(71,218)	29,063	5.0
B-	219,507	96,384	275	(64,470)	32,189	5.6
CCC+	17,064	12,692	--	(10,030)	2,662	0.5
CCC	6,826	4,340	--	(3,521)	819	0.1
CCC-	16,239	7,949	--	(4,330)	3,619	0.6
Non-rated	970,333	283,868	979	(185,338)	99,509	17.2
Total	$3,105,737	$1,779,708	$1,332	$(1,201,577)	$579,463	100.0%

During the first quarter of 2008, one of the CMBS Fund Partnerships as well as the High-Yield Debt Partnership purchased CMBS investments with a face amount of $100.0 million for a purchase price of $47.5 million.

Unrealized losses presented above do not include non-cash impairment charges of $12.4 million during the nine months ended September 30, 2008 ($4.4 million for the third quarter) included in “other expenses of consolidated partnerships” (see Note 17).  The impairment was primarily due to increased rates of default within one CMBS trust.

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2008
Number	107	232	339
Fair Value	$167,344	$408,815	$576,159
Gross Unrealized loss	$297,054	$904,523	$1,201,577

The unrealized losses are due to widened credit spreads as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

B.  Retained CMBS Certificates

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in retained certificates held by these partnerships comprised the amounts noted below as of September 30, 2008:

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
AAA	$147,900	$145,072	$--	$(25,535)	$119,537	38.0%
AA+	51,100	49,443	--	(12,897)	36,546	11.7
AA	15,400	16,126	--	(5,625)	10,501	3.4
A+	62,600	62,697	--	(22,415)	40,282	12.9
A	66,500	71,020	--	(32,426)	38,594	12.3
A-	30,700	28,760	--	(11,663)	17,097	5.5
BBB+	49,600	45,601	--	(25,162)	20,439	6.5
CCC-	220,326	133,110	--	(110,896)	22,214	7.1
Non-rated	186,416	7,146	--	(3,774)	3,372	1.1
Non-rated Interest Only	--	4,254	523	(60)	4,717	1.5
Total	$830,542	$563,229	$523	$(250,453)	$313,299	100.0%

At September 30, 2008, the non-rated interest-only certificates had combined notional amounts of $1.3 billion.

Unrealized losses presented above do not include non-cash impairment charges of $20.5 million during the nine months ended September 30, 2008 ($2.8 million for the third quarter) and an additional $20.9 million recognized in 2007 included in “other expenses of consolidated partnerships” (see Note 17).  The CMBS Fund Partnership is scheduled to liquidate within the next two years and may not be able to hold the assets until recovery.

For retained CMBS Certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2008
Number	7	25	32
Fair Value	$128,407	$180,173	$308,580
Gross Unrealized loss	$59,678	$190,775	$250,453

The unrealized losses are due to widened credit spreads as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

C.  CDO Debt and Equity

The High-Yield Debt Fund Partnership invests in trusts that hold commercial real estate loans and issue CDOs.  CDO debt and equity investments held by this partnership comprised the amounts noted below as of September 30, 2008:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Face Amount	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security Rating:
BBB	$9,750	$9,467	$--	$(5,567)	$3,900	5.8%
BBB-	28,550	27,134	--	(17,950)	9,184	13.5
BB+	42,300	40,208	--	(28,886)	11,322	16.7
BB	17,413	16,421	--	(12,073)	4,348	6.4
BB-	11,325	10,557	--	(7,728)	2,829	4.2
B+	18,575	17,181	--	(13,627)	3,554	5.2
B	7,124	6,352	--	(4,927)	1,425	2.1
B-	17,325	16,529	--	(13,705)	2,824	4.2
Non-rated	118,576	103,099	--	(74,668)	28,431	41.9
Total	$270,938	$246,948	$--	$(179,131)	$67,817	100.0%

During the six months ended June 30, 2008, the High-Yield Debt Fund Partnership purchased CDO debt and equity investments with a face amount of $165.0 million for a purchase price of $142.0.

For CDO debt and equity investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
September 30, 2008
Number	9	7	16
Fair value	$40,027	$27,790	$67,817
Gross unrealized loss	$91,076	$88,055	$179,131

The unrealized losses are due to widened credit spreads as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The High-Yield Debt Fund Partnership has the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

D.  Equity Interests in LIHTC Properties

The LIHTC Fund Partnerships invest in low income housing property-level partnerships that generate tax credits.  Neither we nor the LIHTC Fund Partnerships control these partnerships and, therefore, we do not consolidate them in our financial statements.  “Equity interests in LIHTC properties” represents the limited partner investments in those property level partnerships, which the LIHTC Fund Partnerships carry on the equity method of accounting.  The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments (see Note 12).

E.  Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  The aggregate carrying values, allocated by product type and weighted average coupons, of mortgage loans held as of September 30, 2008, are presented in the table below:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(dollars in thousands)	Total Commitment	Carrying Value (1)	Allocation by Product Type	Yield (2)
Product Type:
Bridge loans, variable rate	$15,000	$4,419	4.2%	7.05%
Bridge loans, fixed rate	17,496	17,159	4.9	7.36
Subordinated notes, variable rate	71,800	64,116	19.9	8.49
Subordinated notes, fixed rate	16,875	14,166	4.7	7.74
Mezzanine loans, variable rate	149,926	46,651	41.5	7.15
Mezzanine loans, fixed rate	88,032	77,442	24.4	5.66
First mortgage, variable rate	2,025	1,304	0.4	5.00
Total/Average	$361,154	$225,257	100.0%	7.06%
(1) Net of valuation allowance of $79.4 million. (2) Represents either the fixed rate or the average yield for variable rate loans as of September 30, 2008.

Of the total commitments, $34.9 million represents fundings to be made subsequent to September 30, 2008.

The carrying value of the portfolio reflects a valuation allowance for the impairment of certain loans due to deterioration of the operating performance of the underlying properties.  The High-Yield Debt fund recorded $76.2 million of charges in the third quarter of 2008 which are included in other expenses of consolidated partnerships (see Note 17).  A portion of this amount pertained to properties developed by a related party (see Notes 21 and 24).

NOTE 9 – Notes Payable

Notes payable included the following:

(in thousands)	September 30, 2008	December 31, 2007
Term loan	$75,000	$140,000
Revolving credit facility	233,000	210,000
CMC warehouse line	32,460	32,302
Multifamily ASAP plus facility	14,127	58,413
Commercial real estate repurchase lines	19,818	56,912
Syndicated corporate debt warehouse line	7,717	5,423
Other	233	2,838
Total	$382,355	$505,888

A.  Term Loan and Revolving Credit Facility

As of September 30, 2008, we have a $75.0 million term loan, which matures in December 2008 (the “Term Loan”), and a $245.0 million revolving credit facility, subject to an increase of up to $55.0 million upon an increase in commitments and subject to a step-down to $275.0 million in March 30, 2009 (the “Revolving Credit Facility”), which matures in June 2009, subject to a six-month extension.  In 2008, we received additional commitments of $10.0 million related to the Term Loan and $20.0 million related to the Revolving Credit Facility, which, pursuant to the credit agreement, were used to fund the stabilization escrow (see Note 5) associated with the re-securitization of our mortgage revenue bond portfolio.  Through September 30, 2008, we repaid $75.0 million ($34.0 million for the third quarter) of the Term Loan in accordance with the terms of the agreement.  As of September 30, 2008, the interest rate on the Term Loan and Revolving Credit Facility, including the impact of swaps, was 7.99%. On October 31, 2008, we entered into an amendment to the Term Loan agreement whereby the requirement to reduce the balance to $50.0 million was extended from October 31, 2008, to November 21, 2008.  The balance of the Term Loan on October 31, 2008 was $68.9 million.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Available borrowings under the revolving credit facility are reduced by a letter of credit associated with our mortgage banking loss sharing agreement with Freddie Mac (see Note 23).

B.  CMC Warehouse Line

In May 2008, we amended our $150.0 million Centerline Mortgage Capital, Inc. (“CMC”) Warehouse facility.  The new facility, with the same capacity, matures in May 2009 and bears interest at the London Interbank Offering Rate (“LIBOR”) plus 1.0%.  Mortgages financed by such advances (see Note 5) as well as the related servicing and other rights (see Note 6) have been pledged as security under the new facility.  As of September 30, 2008, the interest rate on the warehouse line was 4.52%.  As described in Note 5, all loans securing this facility have firm sale commitments.

C.  Multifamily ASAP Plus Facility

Under this program with Fannie Mae, mortgage loans are initially funded using the CMC warehouse line described above.  Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%.  CMC is later reimbursed by Fannie Mae when it completes its purchase of the loan.  As of September 30, 2008, the interest rate was 3.35%.

D.  Commercial Real Estate Repurchase Lines

As of September 30, 2008, we are a party to two repurchase agreements with two counterparties (including Morgan Stanley Mortgage Capital Holdings LLC “Morgan Stanley”), one of which is currently used to finance investments we hold for our own account, while we have no borrowings outstanding under the other agreement.

In April 2008, the decline in value caused by a rating agency downgrade on the retained CMBS certificate collateral (see Note 3) led to a margin call of $7.1 million, on our repurchase facility with Morgan Stanley.  In July 2008, another rating agency downgrade led to a margin call of $1.7 million on this repurchase facility.  In October, we received an additional margin call of $6.0 million related to a re-pricing of CMBS and retained CMBS certificates (see Note 24).  All margin calls were paid from available cash.

In May 2008, we received notice from Morgan Stanley that the repurchase agreement would not be extended and a termination date of November 27, 2008 was established for this facility.

E.  Syndicated Corporate Debt Warehouse Line

The syndicated corporate debt warehouse line is secured by investments in syndicated corporate debt (see Note 3).  During the first nine months of 2008, we sold all but three positions securing this facility and repaid the associated debt.  Subsequent to September 30, 2008, we contracted to sell some of the remaining assets at a price that will allow full repayment and termination of this line.

F.  Covenants

As of September 30, 2008, we were not in compliance with certain financial covenants required by our facilities, but we obtained waivers with regard to facilities still in place.

NOTE 10 – Financing Arrangements and Secured Financing

Following are the components of financing arrangements and secured financing for the periods presented:

(in thousands)	September 30, 2008	December 31, 2007
Freddie Mac secured financing	$426,637	$548,227
Bond securitizations	62,572	14,275
Total	$489,209	$562,502

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  Freddie Mac Secured Financing

As more fully discussed in our 2007 Form 10-K, the Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale.

During the first half of 2008, guarantees we had provided with respect to payment of debt service on certain re-securitized bonds expired.  As the guarantees had constituted continuing involvement with the securitized assets and prevented our recognition of a sale, we recognized the bonds as sold upon the expiration of the guarantees and de-recognized the assets and the associated liabilities.  This resulted in a reduction in the Freddie Mac secured financing liability of $153.3 million.  In addition, a subsidiary assumed the general partner interest in the property partnerships that are the obligors of three mortgage revenue bonds associated with two properties we had recognized as sold at the time of the re-securitization with Freddie Mac.  In addition, one bond we had recognized as sold subsequently defaulted. As a result, we re-recognized the assets and associated liabilities of these four bonds.  This resulted in an increase in the Freddie Mac secured financing liability of $33.9 million (see also Note 3).

The remaining liability relates to bonds for which we continue to guarantee payment of debt service and/or for which a subsidiary controls the general partner of the underlying property partnership.

B.  Bond Securitizations

For the nine months ended September 30, 2008, we repaid one bond securitization in connection with the redemption of the underlying mortgage revenue bond and securitized an additional sixteen bonds (associated with seven properties) with unpaid principal balances of $62.8 million at the securitization date.  The proceeds were utilized for general corporate purposes including repayment of a portion of the Term Loan.

NOTE 11 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following for the periods presented:

(in thousands)	September 30, 2008	December 31, 2007
Deferred revenues	$75,740	$100,610
Transactions costs payable	30,914	35,314
Accounts payable	27,094	15,976
Interest rate swaps at fair value (Note 19)	17,567	50,445
Salaries and benefits payable	15,668	30,513
Distributions payable	7,107	41,016
Accrued fund organization and offering expenses	7,169	8,484
Deposits payable	155	3,760
Accrued interest payable	6,124	1,350
Unsettled investment purchases	--	15,000
Income tax reserves	2,511	2,442
Other	15,437	6,400
Total	$205,486	$311,310

NOTE 12 – Liabilities of Consolidated Partnerships

Financial information for the LIHTC Fund and Property Partnerships is as of June 30, 2008, the most recent date for which information is available.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of September 30, 2008.

Liabilities of consolidated partnerships consisted of the following:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2008			December 31, 2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Financing arrangements	$--	$1,123,188	$1,123,188	$--	$1,122,906	$1,122,906
Notes payable	407,653	295,000	702,653	422,904	35,463	458,367
Repurchase agreements	--	62,111	62,111	--	416,059	416,059
Due to property partnerships	715,851	--	715,851	970,602	--	970,602
Other liabilities	182,021	24,860	206,881	177,979	15,041	193,020
Total liabilities	$1,305,525	$1,505,159	$2,810,684	$1,571,485	$1,589,469	$3,160,954
A.  Financing Arrangements, Notes Payable and Repurchase Agreements

The Fund Partnerships use debt facilities to finance investment activity.

In February 2008, one of the CMBS Fund Partnerships received loans of $295.0 million from certain members of the fund (excluding $22.3 million from us which is eliminated in consolidation).  The loans are for a two year term, subject to two one-year extensions upon approval of all lenders (excluding us) and bear interest at a fixed rate of 14.0% (and a portion may be paid-in-kind although the fund has paid all interest in cash to date).  Proceeds from the loan were used to repay all outstanding repurchase agreement and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the Fund Partnership. In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated (see Note 19).

In July 2008, the High Yield Debt Fund Partnership’s $150.0 million-capacity repurchase agreement with Morgan Stanley Bank was terminated and the outstanding balance was repaid. In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated (see Note 19).   For the nine months ended September 30, 2008, the High Yield Debt Partnership received margin calls of $12.0 million related to the re-pricing of investment securities and mortgage loans held for investment.  An additional $9.4 million of margin calls were received subsequent to September 30, 2008 and have been paid from available cash.

Other changes in the balances since December 31, 2007, are due to transactions undertaken in the ordinary course of business.

B.  Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by LIHTC Fund Partnerships to acquire equity investments in property partnerships (see Note 8).

NOTE 13 – Minority Interests in Consolidated Subsidiaries, net of tax

Minority interests in consolidated subsidiaries consisted of the following components, net of tax, for the periods presented:

(in thousands)	September 30, 2008	December 31, 2007

Convertible SCUs of a subsidiary; 14,131 outstanding in 2008 and 14,298 outstanding in 2007	$88,299	$165,717
Convertible Special Common Interests (“SCIs”) of a subsidiary; 268 outstanding in 2008 and 2007	2,903	3,984
Other	8,274	7,015
Total	$99,476	$176,716

Other minority interests primarily represent the 10% interest in Centerline Financial Holdings, LLC, (“CFH”) held by Natixis Capital Markets North America, Inc. (“Natixis”).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income (loss) allocated to minority interests, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
SCUs	$(59,141)	$4,398	$(71,757)	$371
SCIs	(805)	57	(976)	6
Special Membership Units (“SMUs”)	--	60	--	7
Other	106	792	(277)	514
Total	$(59,840)	$5,307	$(73,010)	$898

All SMUs were redeemed by December 31, 2007.

Redemptions

Holders of SCUs redeemed units as follows:

Nine Months Ended September 30,	Number redeemed	Common shares issued	Cash paid
			(in thousands)
2007	132,000	--	$2,803

2008	166,120	166,120	--

For any SCU redemptions, we also redeemed the special preferred voting shares related to the converted SCUs at their $0.01 per share redemption price.

NOTE 14 – Redeemable Securities

Redeemable securities consisted of the following for the periods presented:

(in thousands)	September 30, 2008			December 31, 2007
Series	Carrying Value	Number of Shares	Number of common shares if converted	Carrying Value	Number of Shares	Number of common shares if converted
Convertible Redeemable CRA Shares	$89,597	5,763	5,698	$13,893	974	652
Redeemable CRA Shares	4,626	271	--	4,502	271	--
Convertible Redeemable CRA Preferred Shares	50,065	1,060	1,153	--	--	--
Redeemable CRA Preferred Shares	52,454	1,100	--	51,493	1,100	--
11.0% Cumulative Convertible Preferred Shares	129,405	11,217	12,208	--	--	--
Total	$326,147	19,411	19,059	$69,888	2,345	652

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.  Redeemable CRA Shares

As further discussed in the 2007 Form 10-K, in December 2007, we entered into option agreements with most of our Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) shareholders and all 4.4% Cumulative Perpetual Convertible CRA Preferred shareholders.  The option agreements allow us to redeem the shares at their initial issuance prices, or otherwise for the shareholders to redeem the shares after specified dates at the same price.  In 2008, we entered into additional option agreements with respect to these classes of shares.  In connection with the execution of these agreements, we reclassified the shares outside of permanent equity at fair value and recorded a charge to shareholders’ equity for the difference between that fair value and the carrying basis of the shares.  Subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price as a reduction of shareholders’ equity.  The charge to shareholders’ equity was $15.6 million for the nine months ended September 30, 2008 ($1.6 million for the quarter).

B.  11.0% Cumulative Convertible Preferred Shares

In January 2008, we issued 11.2 million shares of 11.0% Preferred Shares in a private placement.  The issue was purchased by an affiliate of The Related Companies, LP (“TRCLP”), a company controlled by our Chairman.  The shares have a liquidation preference of $11.70 per share, are convertible into 12.2 million common shares (at $10.75 per share) and are entitled to voting rights as if converted into common shares.  Proceeds of the issuance were $129.4 million, net of offering costs of $1.8 million.

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

NOTE 15 – Comprehensive Loss

Components of comprehensive loss were as follows:

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net (loss) income	$(174,693)	$877
Net unrealized gain (loss) on interest rate derivatives:
Unrealized gain (loss) during the period	(3,600)	(10,793)
Reclassification adjustment to net loss	1,245	--
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss) during the period	(58,222)	8,700
Reclassification adjustment to net loss	18,165	19,637
Net unrealized gain (loss) on equity investees, net of amounts allocated to minority interests	(74,297)	(38,277)
Net unrealized loss attributable to minority interests	(463,628)	--
Comprehensive loss	$(755,030)	$(19,856)

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accumulated other comprehensive loss was comprised of the following for the periods presented:

(in thousands)	September 30, 2008	December 31, 2007

Derivatives	$(11,622)	$(14,099)
Available-for-sale securities	(47,201)	(2,312)
Equity investments	(136,136)	(61,842)
Net unrealized loss allocated to minority interest	(491,282)	(27,654)
Total	$(686,241)	$(105,907)

NOTE 16 – General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Salaries and benefits	$21,706	$27,572	$72,507	$91,460
Other:
Professional fees	4,478	3,685	12,457	9,923
LIHTC Fund origination and property acquisition	1,134	3,576	4,961	6,602
Miscellaneous	13,612	8,774	38,132	34,183
Total	$40,930	$43,607	$128,057	$142,168

NOTE 17 – Revenues and Expenses of Consolidated Partnerships

Financial information for the LIHTC Fund and Property Partnerships is for the periods ended June 30, 2008, the most recent date for which information is available.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is for the periods ended September 30, 2008.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenues and expenses of consolidated partnerships consisted of the following:

	Three Months Ended September 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$2,258	$64,146	$66,404	$3,080	$50,640	$53,720
Rental income	17,119	--	17,119	15,969	--	15,969
Other	2,209	132	2,341	1,886	5,531	7,417
Total revenues	$21,586	$64,278	$85,864	$20,935	$56,171	$77,106
Interest expense	$3,524	$26,452	$29,976	$3,501	$22,199	$25,700
Asset management fees	7,078	--	7,078	5,877	--	5,877
Property operating expenses	7,375	--	7,375	6,184	--	6,184
General and administrative expenses	6,089	1,275	7,364	4,754	547	5,301
Depreciation and amortization	7,978	251	8,229	8,619	1,096	9,715
Impairment of investments	--	83,458	83,458	--	--	--
Other expenses	1,652	--	1,652	301	185	486
Subtotal	30,172	84,984	115,156	25,735	1,828	27,563
Total expenses	$33,696	$111,436	$145,132	$29,236	$24,027	$53,263

	Nine Months Ended September 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Interest income	$8,010	$192,790	$200,800	$10,565	$123,478	$134,043
Rental income	51,375	--	51,375	41,397	--	41,397
Other	6,200	317	6,517	5,093	6,078	11,171
Total revenues	$65,585	$193,107	$258,692	$57,055	$129,556	$186,611
Interest expense	$11,942	$85,839	$97,781	$15,949	$56,065	$72,014
Asset management fees	21,502	--	21,502	18,480	--	18,480
Property operating expenses	23,244	--	23,244	19,481	--	19,481
General and administrative expenses	18,728	2,165	20,893	14,698	1,758	16,456
Depreciation and amortization	25,354	4,021	29,375	22,674	2,301	24,975
Impairment of investments	--	109,138	109,138	--	--	--
Other expenses	5,576	--	5,576	3,336	--	3,336
Subtotal	94,404	115,324	209,728	78,669	4,059	82,728
Total expenses	$106,346	$201,163	$307,509	$94,618	$60,124	$154,742

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18 – Earnings per Share

Prior to the execution of the option agreements described in Note 14, we treated our common and Convertible CRA Shares as a single class in applying Statement No. 128, Earnings per Share (“SFAS 128”).  Weighted average shares outstanding included common shares and Convertible CRA Shares (prior to execution of an option agreement), as the Convertible CRA Shares had the same economic benefits as the common shares.  Income for the calculation represented net income or loss less dividends for our preferred shares.

Subsequent to the execution of those option agreements, our calculation of EPS incorporates provisions of EITF 03-6, which establishes standards regarding the computation of EPS when securities other than common stock contractually entitle the holder to participate in dividends and earnings of the Company (“Participating Securities”).  EITF 03-6 requires earnings available, after deduction of preferred dividends and dividends to the holders of Participating Securities, to be allocated between the common and Participating Security shareholders.  In addition, the difference between the carrying amounts of redeemable securities and the exercise price of put options for those shares is deducted from net loss to calculate net income allocable to shareholders.

Basic EPS is then calculated by dividing income allocable to common shareholders by the weighted average number of shares outstanding.  Net losses are not allocated to Participating Security shareholders.  EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the following EPS amounts only pertain to our common shares and non-redeemable Convertible CRA shares.

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method.  The Convertible Redeemable CRA Preferred Shares, the 11.0% Cumulative Convertible Preferred Shares and our subsidiaries’ convertible equity units are not included in the calculation as their assumed conversions would be anti-dilutive for the periods presented.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
Net (loss) income	$(150,725)	$10,642	$(174,693)	$877
Preferred dividends	(5,014)	(1,188)	(14,071)	(3,564)
Dividends for other redeemable securities	--	--	(1,266)	--
Undistributed (loss) income	(155,739)	9,454	(190,030)	(2,687)
Effect of redeemable share conversions	(1,577)	--	(15,597)	--
Net (loss) income for EPS calculations	$(157,316)	$9,454	$(205,627)	$(2,687)
Denominator:
Weighted average shares outstanding
Basic	51,931	56,582	51,840	57,248
Effect of dilutive shares (1)	--	1,154	--	--
Diluted	51,931	57,736	51,840	57,248
Calculation of EPS:

Net (loss) income as computed above	$(157,316)	$9,454	$(205,627)	$(2,687)
Weighted average shares outstanding – basic	51,931	56,582	51,840	57,248
Net (loss) income per share – basic	$(3.03)	$0.17	$(3.97)	$(0.05)
Net (loss) income as computed above	$(157,316)	$9,454	$(205,627)	$(2,687)
Weighted average shares outstanding – diluted (1)	51,931	57,736	51,840	57,248
Net (loss) income per share – diluted	$(3.03)	$0.16	$(3.97)	$(0.05)

(1)   In accordance with SFAS 128, 1.8 million common share equivalents have been excluded from the Diluted EPS calculation in the nine months ended September 30, 2007, as we reported a net loss after preferred dividends.  Common share equivalents excluded from the 2008 periods were less than 0.1 million.

NOTE 19 – Financial Risk Management and Derivatives

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments.  While we carry derivative instruments in both categories at their estimated fair values on our Condensed Consolidated Balance Sheets, the change in those fair values are recorded differently.  To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders’ equity.  If deemed ineffective, and the ineffectiveness exceeds the limits allowed by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”), we would record the entire fair value (and subsequent changes) in our Condensed Consolidated Statement of Operations.  With respect to the free-standing derivatives, we include all changes in fair value within interest expense in our Condensed Consolidated Statements of Operations. For cash flow hedges terminated or for which the hedge designation is removed, we reclassify the related amounts in accumulated comprehensive loss into the statement of operations in the same period or periods during which the hedged forecasted transaction affects earnings.  If it is probable that a forecasted transaction will not occur, any related amounts in accumulated comprehensive loss are reclassified into the statement of operations in that period.  For cash flow hedges, we record the impact of terminations and misforecasted transactions as a component of equity and other (loss) income.

A.  Cash Flow Hedges of Debt

Our Term Loan and Revolving Credit Facility (see Note 9) incur interest expense at variable rates, exposing us to interest rate risk.  We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risk.  We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our credit facility through the use of an interest rate swap indexed to LIBOR.  Under the swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the LIBOR index.  The swap outstanding at September 30, 2008, had a notional amount of $275.0 million, expires in August 2009 and has a fixed rate of 5.25%.  The average LIBOR rate was 2.83% for the nine months ended September 30, 2008.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through our Commercial Real Estate Group, we entered into four cash flow hedging instruments to manage the interest rate risk of planned debt offerings by a CMBS fund.  During the third quarter of 2008, these cash flow hedges were terminated resulting in a cash payment of $13.9 million.  We recorded the loss on termination as a component of other comprehensive loss and we expect to amortize it over the term of the debt beginning when it is issued.

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

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of September 30, 2008, described in more detail in section D below.

B.  Free Standing Derivatives

We are party to 26 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  Under the terms of these agreements, we pay a variable rate of interest and receive interest at fixed rates equal to those of the related bonds.  Due to the re-securitization of the related mortgage revenue bonds in December 2007, these swaps are now deemed to be free-standing derivatives.  At September 30, 2008, these swaps had an aggregate notional amount of $280.6 million, a weighted average interest rate of 6.08% and a weighted average remaining term of 13.75 years.

Through our Commercial Real Estate Group, we entered into seven interest rate swap agreements in connection with a CMBS fund that closed in 2007.  During the third quarter, these swap agreements were terminated resulting in a cash payment of $20.1 million.

C.  Financial Statement Impact

Presented below are amounts included in Interest expense on the Condensed Consolidated Statements of Operations related to the swaps described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Interest payments – cash flow hedges	$8,413	$--	$21,622	$--
Interest receipts – cash flow hedges	(3,934)	(937)	(10,534)	(2,511)
Change in fair value of free- standing derivatives(1)	3,428	7,259	(3,102)	6,361
Ineffectiveness	1,239	203	1,876	602
Net	$9,146	$6,525	$9,862	$4,452

(1)   The nine months ended September 30, 2008 amount includes a $6.3 million reduction to interest expense ($0.6 million reduction for the third quarter) related to credit value adjustments as required by SFAS 157.

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  The amounts recorded were as follows:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Net liability position	$17,567	$50,445

We estimate that $4.4 million of the net unrealized loss included in accumulated other comprehensive loss will be reclassified into interest expense within the next twelve months.

D.  Consolidated Partnerships

Our CMBS Fund Partnerships are party to three derivatives comprised of cash flow hedging instruments to manage the interest rate risk of either existing or planned debt offerings.  The swaps outstanding for all of our CMBS Fund Partnerships had an aggregate notional amount of $125.8 million, expire at various dates from September 2017 to October 2017 and have a weighted average fixed rate of 4.25%.

The table below presents information regarding hedging instruments the funds terminated in 2008:

				Gain (Loss) on Termination Date		Gain (Loss) Included in Statement of Operations Subsequent to Termination Date		Gain (Loss) Included in Acc. Other Comp. Loss at September 30, 2008
(in thousands)	Termination Date	Notional Amount Terminated	Cash Paid on Termination Date	Included in Statement of Operations	Included in Acc. Other Comp. Loss	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
CMBS Fund Partnership	February 2008	$187,756	$14,050	$--	$(14,050)	$--	$--	$(14,050)
CMBS Fund Partnership	July 2008	21,340	1,835	126	--	--	--	--
CMBS Fund Partnership	July 2008	27,655	1,416	37	--	--	--	--
High-Yield Debt Fund Partnership	January 2008	73,006	5,598	--	(5,598)	(143)	(543)	(709)
Total		$309,757	$22,899	$163	$(19,648)	$(143)	$(543)	$(14,759)

During the second quarter, our High-Yield Debt Fund Partnership reclassified $4.3 million from accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations based on the changes to the expected timing of long-term borrowings.

NOTE 20 – Fair Value Disclosures

A.  General

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value (emphasizing fair value as a market-based measurement) and expands disclosures about fair value measurements.  To comply with the provisions of SFAS 157, we incorporate credit value adjustments, where appropriate, to reflect both our own non-performance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  For the nine months ended September 30, 2008, credit value adjustments resulted in a $6.3 million reduction in the fair value of our free-standing interest rate swaps (see Note 19), which we recorded as a reduction of interest expense and a $0.1 million increase in the fair value of cash flow hedges, which we recorded as a component of accumulated other comprehensive loss.  The FASB deferred the effective date of SFAS 157 with respect to non-financial assets and liabilities measured on a non-recurring basis.  We will be subject to those requirements as of January 1, 2009.

In October 2008, FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarified the application of FAS 157 when confronted with an illiquid market and is effective upon issuance.  During 2008, the markets for retained CMBS certificates and CMBS as well as CDO equity held by our consolidated partnerships, have experienced periods of inactivity most evidenced by a significant widening in bid-ask spread in the markets.  While FSP 157-3 allows us to utilize our own pricing models to value these assets, for the quarter ended September 30, 2008, we continued to utilize broker quotes, as discussed below, in determining fair value for these investments as we continue to evaluate pricing models that may be more appropriate during periods of market inactivity.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category.  As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

B.  Financial Assets and Liabilities of Operating Groups

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Level 1	Level 2	Level 3	Balance as of September 30, 2008

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$315,480	$315,480
Series B	--	--	152,815	152,815
Mortgage revenue bonds	--	--	174,226	174,226
Retained CMBS Certificates	--	--	24,872	24,872
CMBS	--	--	7,508	7,508
Syndicated corporate debt	7,172	--	--	7,172
Marketable securities	1,766	--	--	1,766
Total available-for-sale investments	$8,938	$--	$674,901	$683,839
Liabilities
Derivatives	$--	$17,567	$--	$17,567

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$46,460	$--	$46,460
Mortgage loans held for investment - impaired	--	927	--	927
Mortgage servicing rights	--	--	53,769	53,769

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds	Retained CMBS certificates	CMBS	Total

Balance at June 30, 2008	$302,116	$160,682	$186,232	$33,152	$11,139	$693,321
Total realized and unrealized gains or (losses):
Included in earnings	--	(300)	--	(105)	--	(405)
Included in other comprehensive loss	15,674	(5,674)	722	(7,300)	(3,610)	(188)
Amortization or accretion	--	(2,004)	30	(875)	(21)	(2,870)
Purchases, issuances, settlements and other adjustments	(2,310)	111	(12,758)	--	--	(14,957)
Net transfers in and/or out of Level 3	--	--	--	--	--	--
Balance at September 30, 2008	$315,480	$152,815	$174,226	$24,872	$7,508	$674,901
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (1)	$--	$(300)	$--	$(105)	$--	$(405)

(1)	Recorded in “Impairment of Investments and Other Assets” in the Condensed Consolidated Statement of Operations.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds	Retained CMBS certificates	CMBS	Total

Balance at January 1, 2008	$--	$153,468	$376,432	$75,328	$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings	--	(7,968)	(10,928)	(1,182)	--	(20,078)
Included in other comprehensive loss	15,674	(2,277)	(480)	(45,525)	(9,583)	(42,191)
Amortization or accretion	--	(5,009)	246	(3,749)	66	(8,446)
Purchases, issuances, settlements and other adjustments	11,134	14,601	(191,044)	--	3,664	(161,645)
Net transfers in and/or out of Level 3	288,672	--	--	--	--	288,672
Balance at September 30, 2008	$315,480	$152,815	$174,226	$24,872	$7,508	$674,901
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (1)	$--	$(7,968)	$(3,700)	$(1,182)	$--	$(12,850)

(1)	Recorded in “Impairment of Investments and Other Assets” in the Condensed Consolidated Statement of Operations.

C.  Financial Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of consolidated partnerships measured at fair value on a recurring or non-recurring basis as of September 30, 2008:

(in thousands)	Level 1	Level 2	Level 3	Balance as of September 30, 2008

Measured on a recurring basis:

Assets
Available-for-sale investments:
CMBS	$--	$--	$579,463	$579,463
Retained CMBS certificates	--	--	313,299	313,299
CDO equity	--	--	67,817	67,817
Total available-for-sale investments	$--	$--	$960,579	$960,579
Liabilities
Derivatives (included in “Other liabilities of consolidated partnerships”)	$--	$7,205	$--	$7,205
Measured on a non-recurring basis:

Assets
Mortgage loans held for investment – impaired (1)	$--	$25,117	$--	$25,117

(1)	We recorded impairment charges for six loans during the third quarter of 2008 (see Note 8). No other loans had further impairments during 2008.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

	Three Months Ended September 30, 2008
(in thousands)	CMBS	Retained CMBS certificates	CDO equity	Total

Balance at June 30, 2008	$795,315	$378,230	$76,221	$1,249,766
Total realized and unrealized gains (losses):
Included in earnings	(4,421)	(2,826)	--	(7,247)
Included in other comprehensive loss	(210,946)	(63,005)	(9,209)	(283,160)
Amortization or accretion	(485)	900	691	1,106
Purchases, issuances, settlements and other adjustments	--	--	114	114
Net transfers in and/or out of Level 3	--	--	--	--
Balance at September 30, 2008	$579,463	$313,299	$67,817	$960,579
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (1)	$(4,421)	$(2,826)	$--	$(7,247)

	Nine Months Ended September 30, 2008
(in thousands)	CMBS	Retained CMBS certificates	CDO equity	Total

Balance at January 1, 2008	$1,235,059	$482,424	$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings	(12,406)	(20,520)	--	(32,926)
Included in other comprehensive loss	(689,190)	(150,961)	(141,152)	(981,303)
Amortization or accretion	(1,540)	2,356	1,776	2,592
Purchases, issuances, settlements and other adjustments	47,540	--	142,133	189,673
Net transfers in and/or out of Level 3	--	--	--	--
Balance at September 30, 2008	$579,463	$313,299	$67,817	$960,579
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008 (1)	$(12,406)	$(20,520)	$--	$(32,926)

(1)	Included in “other expenses of consolidated partnerships” in the Condensed Consolidated Statement of Operations (see Note 17).

D.  Valuation Techniques

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets:

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Retained CMBS certificates, CMBS, and CDO Equity:
We generally estimate fair value of CMBS, similar retained interests, and CDO equity based on market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mortgage loans held for investment – impaired
When a loan is deemed impaired, we record a valuation allowance to write the loan down to its fair value.  We measure the fair market value of a loan using the observable market price for sales of similar assets or the market value of the loan’s collateral if the loan is collateral-dependent.  Market prices are determined by using a combination of updated appraised values and broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.

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

NOTE 21 – Related Party Transactions

Investments in and Loans to Affiliates

The components of investments in and loans to affiliates are presented in the table below:

(in thousands)	September 30, 2008	December 31, 2007
Loan to AMAC	$79,877	$77,685
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	2,839	529
Fees receivable from AMAC	1,290	1,257
Subtotal	96,201	91,666
Cumulative equity losses and accumulated other comprehensive loss on investment in AMAC	(12,195)	(5,285)
Reserves on loan to AMAC, interest and fees receivable	(74,011)	--
Subtotal	9,995	86,381
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships (1)	(30,594)	36,101
Co-investment in CUC	3,448	4,184
Due from partnerships	48,391	35,025
Fees receivable, net	1,063	8,310
Subtotal	32,303	170,001
Less: Eliminations (2)	(16,953)	(62,826)
Total	$15,350	$107,175

(1)    Represents the carrying amount of these co-investments, net of our share of accumulated other comprehensive loss.
(2)  Given the minority economic interest we have in consolidated partnerships, for internal purposes, we treat consolidated partnerships, particularly the CMBS Fund Partnerships, as equity interests.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impact to Statements of Operations

Our Condensed Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
AMAC asset management fees, incentive management fees and expense reimbursements	$(12)	$953	$1,201	$2,794
AMAC credit facility interest income	1,145	856	3,513	1,758
AMAC servicing fee income	98	177	290	494
Equity in (loss) earnings of AMAC	(75,775)	647	(78,057)	662
Equity in loss of CUC	(490)	(62)	(592)	(62)
TRCLP shared service fee recovery (expense)	--	39	--	(243)
TRCLP property management services expense	(1,327)	(1,061)	(3,760)	(3,261)

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

Effective July 1, 2008, we extended our revolving credit facility to AMAC, with a maximum capacity of $80.0 million, to June 2009.  The revolving credit facility is used by AMAC for general corporate purposes.  Income we earn from this facility, to the extent collectability is reasonably assured, is included in “Other interest income” in the Condensed Consolidated Statements of Operations.

During 2007, AMAC suspended investment activity due to volatility in credit markets that led to significant margin calls on its debt facilities and interest rate swaps.  As a result, it sold certain assets, recorded impairment charges on others and recorded a substantial net loss.  In addition, AMAC has recorded unrealized losses on some of its remaining assets and interest rate derivatives.  As we recorded our allocable share of AMAC’s losses, the carrying value of our investment in its common shares was reduced to zero and the carrying value of our preferred investment was reduced from our initial investment of $7.0 million to $4.5 million.

AMAC has notified us that it is in default under the covenants of the revolving credit facility.  At the time that we extended the line, we also entered into a forbearance agreement whereby we agreed to forbear any remedies under the loan agreement and not call the outstanding balance of the loan provided interest payments remain current and provided that lenders of debt on any other facility do not demand repayment due to default.  We also began to assess interest at a default rate of LIBOR plus 7.0%, retroactive to January 1, 2008, the initial event of default.  While interest payments at the base rate of LIBOR plus 3.0% are current, we have fully reserved the default interest of $2.4 million.

Subsequent to September 30, 2008, AMAC was unable to refinance its repurchase financing arrangements that were due October 31 and sold assets to repay the debt.  As a result of AMAC’s inability to obtain financing other than our loan, we re-evaluated the collectability of the outstanding loan balance and concluded that it was unlikely we would be able to recoup the entire amount.  Therefore, we recorded an impairment charge in the Condensed Consolidated Statement of Operations of $70.3 million, reducing our carrying value to our current estimate of $9.6 million in repayment.  Additionally, we recorded a charge to reduce our investment in AMAC preferred shares to zero, ceased accruing asset management fees receivable and wrote off the remaining balance of the intangible asset associated with the management agreement (see Note 6).

We serve as the collateral manager for AMAC’s $400.0 million CDO and service all of the loans in AMAC’s investment portfolio, performing all primary and special servicing functions.  Pursuant to the servicing agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in “Fee income” in the Condensed Consolidated Statements of Operations.  Since these fees are collected prior to any amounts being remitted to AMAC, we continue to recognize these fees as servicing fee income.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Centerline Real Estate Special Situations Mortgage Fund, LLC (“CRESS”) entered into a co-investment agreement with AMAC whereby both may participate in investment opportunities that are originated by our subsidiaries and meet mutual investment criteria.  A portion of CRESS’ 2008 and 2007 investments were made pursuant to this agreement.  During the nine months ended September 30, 2008, CRESS also purchased investments with a principal amount of $33.4 million from AMAC for a purchase price of $31.7 million, in a manner consistent with transactions with independent third parties.

B.  The Related Companies, L.P.

General and administrative expenses in the 2007 period include shared service fees paid or payable to TRCLP.  This shared services agreement was terminated in September 2007.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in LIHTC Fund Partnerships we manage and are included in “Other expenses of consolidated partnerships” in the Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2008, LIHTC Fund Partnerships that we consolidate provided equity financing to properties developed by a subsidiary of TRCLP.  CRESS funded an additional $7.6 million ($2.4 million in the third quarter) on two loans secured by properties developed by TRCLP, with additional future funding obligations of $23.9 million.

In January 2008, we issued $131.2 million of our convertible preferred shares to a company affiliated with TRCLP and repurchased certain of the shares as part of a rights offering (see Note 14).

In September 2008, CRESS, AMAC and CUC recorded impairment charges pertaining to properties developed by TRCLP (see Note 24).

C.  Co-investment in CUC

CUC is an investment fund with the California Public Employees Retirement System (“CalPERS”) as majority investor, focusing on investments in multifamily properties in major urban markets.  Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested.  Remaining funding commitments under this obligation are insignificant.

D.  Due from Partnerships, net

Due from partnerships represents loans advanced to investment funds that we sponsor.  A portion of these advances relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development and for which we assumed the general partner interest (see Note 23).

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

In connection with the 2002 refinancing of a property partly owned by our Chairman, we entered into an agreement which allows a revenue bond to be put to us should the owner of the underlying property default on the bond.  We, in turn, entered into agreements which allow us to put the bond to the general partners of the owner who are our affiliates controlled by our Chairman.  This right is secured by collateral assignments of the general partners’ partnership interests in the limited partnership that owns the underlying property.

NOTE 22 – Business Segments

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below includes Adjusted Net Income, and a reconciliation from Adjusted Net Income to GAAP net income, as Adjusted Net Income is the performance measure used by our chief decision-makers for purposes of measuring performance and capital allocation.  We define Adjusted Net Income as net income pursuant to GAAP and adjusted for non-cash amortization of acquired intangible assets and acquisition-related, share-based compensation.  There is no generally accepted methodology for computing Adjusted Net Income, and our computation of Adjusted Net Income may not be comparable to similar measurements reported by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Revenue
Affordable Housing	$40,984	$73,739	$125,087	$204,191
Commercial Real Estate	17,630	21,128	48,007	52,507
Portfolio Management	11,065	17,202	34,145	46,488
Credit Risk Products	2,212	4,054	6,757	11,633
Corporate	8,540	5,057	20,442	17,225
Consolidated Partnerships	85,864	77,106	258,692	186,611
Eliminations	(38,107)	(39,935)	(100,981)	(108,075)
Consolidated Revenues	$128,188	$158,351	$392,149	$410,580
Depreciation and Amortization
Affordable Housing	$214	$221	$934	$698
Commercial Real Estate	3,105	4,196	9,270	12,647
Portfolio Management	962	1,777	3,197	4,879
Credit Risk Products	40	17	119	55
Corporate	6,682	5,630	20,830	15,254
Consolidated Depreciation and Amortization	$11,003	$11,841	$34,350	$33,533
Depreciation and Amortization of Consolidated Partnerships	$8,229	$9,715	$29,375	$24,975
Adjusted Net Income (Loss)
Affordable Housing	$12,834	$18,382	$12,241	$29,448
Commercial Real Estate	(77,859)	7,113	(67,794)	4,466
Portfolio Management	2,929	10,350	9,645	21,486
Credit Risk Products	(504)	7,025	(5,275)	4,264
Corporate	(5)	(25,316)	(30,894)	(58,703)
Consolidated Partnerships	2,219	10,003	12,959	20,284
Eliminations	(4,260)	(11,828)	(12,754)	(3,248)
Total Adjusted Net Income (Loss)	(64,646)	15,729	(81,872)	17,997
Amortization or write-off of acquired intangible assets, net of minority interests	(85,173)	(2,653)	(90,141)	(8,002)
Amortization of acquisition-related share-based compensation, net of minority interests	(906)	(2,434)	(2,680)	(9,118)
Net (loss) income	$(150,725)	$10,642	$(174,693)	$877

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 23 – Commitments and Contingencies

A.  PRS/CRG/ERC

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

In August 2007, we entered into a letter of intent for a developer to acquire the general partnership interests in nine of the PRS partnerships located in Atlanta, Georgia.  This transaction did not close and in September 2008, both parties decided to terminate the contract.  We have changed property management companies and will continue to market the general partners’ interests.

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

In October 2007, we entered into letters of intent to sell the general partner interests in 17 of the ERC partnerships to a developer.  This transaction did not close and, in October 2008, we terminated the contract and decided to market smaller parts of the portfolio to individual buyers.  We have also changed management on most of the properties.  The portfolio continues to mature and individual properties continue to reach stabilized operations on a regular basis.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Impact

The partnerships are summarized as follows:

	Number	Centerline Capital Sponsored Fund is Equity Partner	Included in Credit Intermediated Funds	Centerline Holds GP Interest	Third Party is Equity Partner
PRS Partnerships
Lease-Up	7	6	3	6	1
Stabilized	5	--	--	--	5
Subtotal	12	6	3	6	6

CRG Partnerships
Lease-Up	8	7	4	4	1
Subtotal	8	7	4	4	1

GCG Partnerships
Lease-Up	2	2	1	--	--
Subtotal	2	2	1	--	--

ERC Partnerships
Lease-Up	15	15	13	14	--
Stabilized	3	3	1	3	--
Subtotal	18	18	14	17	--
Total	40	33	22	27	7

Our potential exposure falls into two categories as follows:

Cash required to bring the properties to break-even operation – As of September 30, 2008, advances outstanding totaled $37.9 million, net of reserves.  These advances, and additional loans, are assessed periodically for collectability.  In 2008, we recorded reserves (net of recoveries) of $0.3 million, all recorded during the first half of the year, related to these advances.

The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset.  It is anticipated that the properties will, in the aggregate, require $3.6 million of additional cash during the remainder of 2008 and throughout 2009 to fund cash flow deficits at the property level.  The properties continue to stabilize.

Potential cost to provide specified yields – As noted in the table above, 22 of the partnerships are included in credit intermediated funds, for which we are obligated to provide specified yields.  As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well.  The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements.  Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

B.  Forward Transactions

At September 30, 2008, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $207.2 million for mortgages to be funded through October 2010 (of which $24.9 million will be funded in the remainder of 2008), and each lending commitment has an associated sale commitment.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, those subsidiaries had commitments to sell mortgages that have either been funded (some of which have forward commitments as noted above) or have been committed and/or “rate locked”.  Those that have been funded as of September 30, 2008, totaled $46.7 million and are included in “Investments – Other” as “Mortgage loans held for sale” on the Condensed Consolidated Balance Sheet.  We expect to fund $51.4 million of committed and/or “rate locked” loans in 2008.

C.  Mortgage Loan Loss Sharing Agreements

Pursuant to a master loss sharing agreement under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas.  At September 30, 2008, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

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

Our maximum exposure at September 30, 2008, pursuant to these agreements, was $883.3 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At September 30, 2008, and December 31, 2007, that reserve was $13.1 million which represents our estimate of potential losses as of those dates.  The reserve is recorded as a reduction of mortgage servicing rights (see Note 6).  In addition, we recorded a $1.3 million charge in the quarter ended June 30, 2008, for specific expected losses under our mortgage loan loss sharing agreement with Fannie Mae.  The reserve is recorded in “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheet.

As of September 30, 2008, we maintained collateral consisting of commercial paper of $11.3 million and a money market account of $0.1 million, which is included in “restricted cash” on our Condensed Consolidated Balance Sheet, to satisfy the Fannie Mae collateral requirements of $10.3 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our Mortgage Banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our revolving credit facility (see Note 9).  At September 30, 2008, commitments under this agreement totaled $12.0 million.

D.  Yield Transactions

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

Total potential exposure pursuant to these transactions is $1.6 billion, assuming the funds achieve no return whatsoever.  Of these totals, seven of the agreements (with $788.3 million of the potential exposure) are transacted by our bankruptcy remote subsidiary, Centerline Financial.

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to FASB Statement No. 5, Accounting for Contingencies.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $32.9 million as of September 30, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Condensed Consolidated Balance Sheets. (Refer also to PRS/CRG/ERC above, regarding potential exposure under existing obligations).

As of September 30, 2008, we maintained collateral consisting of cash deposits of $62.2 million which is included in “Deferred costs and other assets, net” on our Condensed Consolidated Balance Sheets, to satisfy Merrill Lynch’s collateral requirements (see also Note 24).

E.  Impact of Hurricanes

During the third quarter of 2008, two hurricanes (Gustav and Ike) struck the Gulf Coast region of the United States.  While all of our businesses are involved in properties in the areas affected by the storms, few of the properties suffered damage severe enough to affect our results of operations.  Based upon the information available to date, our financial exposure is expected to be immaterial.  However, it will take some time to assess the full ramifications of the hurricanes.  We believe that insurance is adequate in most cases to cover the damages and will continue to monitor the claims process.

F.  Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

Through November 12, 2008, we and our trustees have been named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and (ii) we committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 14).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the plaintiff’s brief in opposition to the motion to dismiss is due by November 14, 2008.  The defendant’s reply brief will then be due December 12, 2008.  We intend to defend vigorously the claims that have been asserted against us and our officers and trustees.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  Under the scheduling order adopted by the Court, fact discovery has been completed and defendants expect to file a motion for summary judgment.

We have negotiated a settlement with the plaintiff in the Off case based on the rights offering (see Note 14) and which is subject to court approval.  We believe that the settlement in Off will also resolve the similar claims that have been asserted in several of the other derivative lawsuits.  If the court does not approve the settlement in Off, and/or to the extent that the Off settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.  An initial hearing for approval of the settlement of the Off case was held on May 23, 2008 and a second hearing was held July 15, 2008.  We are currently awaiting the judge’s decision regarding the settlement.

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

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

G.  Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $199.2 million as of September 30, 2008 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.3 million as of September 30, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

Centerline Financial has entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, only to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023.  Total potential exposure pursuant to these transactions is $44.0 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.13 million as of September 30, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Condensed Consolidated Balance Sheets.

NOTE 24 – Subsequent Events

Reduction in Force

Given the continued unpredictability of the markets, the lack of liquidity and changes to our underlying business strategy, our senior management continues to review all aspect of our operations in an effort to reduce expenses where prudent.  As such, in November 2008, management announced a plan to reduce our workforce by approximately 20%, based on headcount, resulting in a restructuring charge of $1.5 million, all to be paid in cash during the fourth quarter of 2008.  The restructuring impacted all of our operating segments and our Corporate Group and is meant to reduce our cost structure significantly going forward and more closely align our cost structure with our current operational structure.

Termination of Derivatives

We continually evaluate our overall hedging strategies for our on balance sheet positions as well as those included in Consolidated Partnerships.  As such, in October 2008, one of the CMBS Fund Partnerships terminated certain swap contracts with a total notional amount of $57.4 million.  The termination of these swap contracts resulted in a realized loss of $4.8 million, which remains as a component of other comprehensive loss and will be amortized over the life of the related liability as long as it is probable that there will be interest payments made on variable rate debt throughout this term (see Note 19).

Commercial Real Estate Repurchase Lines

In October, we received additional margin calls of $6.0 million on our repurchase agreement with Morgan Stanley related to a re-pricing of CMBS and retained CMBS certificates.  All margin calls were paid from available cash (See Note 9).

CENTERLINE HOLDING COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Yield Transactions

In October 2008, we posted additional collateral of $5.0 million after we were notified by Merrill Lynch that such additional collateral was needed with respect to credit intermediation transactions whereby we agree to provide agreed-upon rates of return to investors in certain LIHTC funds (see Note 23).

High-Yield Debt Partnership Margin Calls

An additional $9.4 million of margin calls were received subsequent to September 30, 2008 and have been paid from available cash.

Impairment of TRCLP Developed Properties

In November 2008, TRCLP informed us that two of its developments (Snowmass Village and City North) were being significantly impacted by current economic conditions such that both projects would likely require significant financial restructuring.  This means that the mezzanine loans held by AMAC and CRESS are compromised in value.  CRESS holds aggregate mezzanine loans in the amount of $23.6 million secured by interests in the entity which owns the City North project and aggregate mezzanine loans in the amount of $43.5 million secured by the interests in the entity which owns the Snowmass project.  AMAC also holds mezzanine loans related to these properties (aggregate of $50.7 million) and CUC has an equity investment in the City North development ($18.0 million).  Based on our discussions with TRCLP, we have determined that the investments related to City North have no residual value and that the likelihood of recoveries related to Snowmass is limited.  As a result,

•	CRESS recorded aggregate impairment charges of $63.9 million, of which our proportionate share is $3.2 million.
•	CUC recorded an impairment charge of $18.0 million of which our proportionate share is $0.5 million.
•	AMAC recorded aggregate impairment charges of $47.4 million, which is one of the factors in determining the estimated recovery amount for the revolving credit facility we had extended (see Note 21).

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

This MD&A contains forward-looking statements; please see page 84 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups (as more fully discussed in Note 1 to the condensed consolidated financial statements). We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	51

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the current quarter and the nine months ended September 30, 2008, against the comparable prior year periods. Significant subsections within this section are as follows:	53

Adjusted Net Income	53
Summary Consolidated Results	54
Revenues	55
Expenses	56
Other Items	59
Income Taxes	61
Inflation	62

SECTION 3 – Results by Segment The results by segment section provides an analysis of our results on a reportable group basis for the current quarter and the nine months ended September 30, 2008, against the comparable prior year periods. We provide certain statistical information by segment and discuss known trends and uncertainties. Significant subsections within this section are as follows:	62

Affordable Housing	64
Commercial Real Estate	68
Portfolio Management	71
Credit Risk Products	73
Corporate	74
Consolidated Partnerships	75
77
SECTION 4 – Liquidity and Capital Resources
The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs.  Significant subsections within this section are as follows:

Liquidity	77
Liquidity – Cash Flows	78
Liquidity Requirements after September 30, 2008
Liquidity – Fair Value Disclosures	79
Capital Resources – Financing Obligations	82
Capital Resources – Equity	83
Commitments and Contingencies	84

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

We are an alternative asset manager with a core focus on real estate funds and financing with more than $14.2 billion of assets under management as of September 30, 2008.  Our 2008 results reflect our transformation from direct investing towards fund and asset management.  Although we have never been involved in sub-prime mortgages, the impact of the sub-prime crisis has been contagious throughout credit markets, resulting in an unfavorable market environment during 2008 characterized by lack of liquidity (particularly with respect to real estate finance), spread deterioration and declining asset values.

Although we support the government's actions with respect to shoring up Fannie Mae and Freddie Mac, the full impact of the recent conservatorship is yet to be determined.  We are not involved in the home mortgage business of these entities; however, we are involved with Fannie Mae and Freddie Mac with respect to the multifamily rental housing finance business, which extends across our Affordable Housing, Commercial Real Estate and Portfolio Management groups.  We continue to do business with both entities in our multifamily and affordable housing lending practices, and expect to do so for the foreseeable future.

In addition, we continue to be hampered by general economic conditions.  The market environment and general economic conditions, in aggregate, have depressed our asset values and limited our ability to grow our assets under management.  These factors have not only impacted our operating results, but also constrained our liquidity in the form of tighter lending standards, more rapid loan amortization and less frequent fund closings (which often generate a large portion of our operating cash flows). For a more detailed discussion, see Note 2 to the condensed consolidated financial statements and SECTION 4 – Liquidity and Capital Resources.

As a result of the continuing economic conditions and the evolving nature of our businesses, we outlined on November 3, 2008, our efforts to reduce our cost structure.  As part of this announced restructuring plan, we have eliminated 94 active employees as well as eliminated certain vacant positions.  These eliminations will impact our four reporting groups and Corporate as well as most levels of our organizational structure.  We expect a reduction in annual costs for base salary of approximately $7.9 million as a result of the reduction in active employees.  The restructuring efforts also include review of all of our non-compensation general and administrative costs across the company to eliminate any unnecessary costs.  We expect a pre-tax restructuring cost charge in the fourth quarter of approximately $1.5 million, all of which will be paid in cash.

Also, given that some of our businesses have a higher volume of transactions in the second and fourth quarterly periods, the operating results for interim periods may not be indicative of the results for the full year.

We refer to our segments as groups.  For a discussion of our four operating groups and two groups not involved in direct operations, see Note 1 to the condensed consolidated financial statements.

Significant changes between 2008 and 2007 for our operating groups include:

Affordable Housing

•
The investor base for our Affordable Housing Group has changed such that traditional investors (e.g., Fannie Mae, Freddie Mac, commercial banks) have reduced their demand for tax credits, which has resulted in fewer LIHTC fund originations during 2008 as compared to prior periods.  Although the raising of LIHTC funds is traditionally weighted to the fourth quarter, given the current demand in the market for LIHTC credits, our current expectations are that total gross equity raised with respect to LIHTC funds will be significantly less than 2007.  To date, during 2008 we have raised $150.5 million of gross equity in seven LIHTC Funds, as compared to $549.5 million of gross equity raised in 11 LIHTC funds in the comparable 2007 period.

•
With respect to mortgage revenue bonds, funding costs have increased significantly and liquidity declined resulting in a reduction in our ability to acquire new mortgage revenue bonds.  We funded no mortgage revenue bonds in the third quarter and funded $26.1million for year-to-date 2008, compared to $101.2 million of acquisitions and fundings in the third quarter of 2007 and $173.2 million for the comparative nine months of 2007.  Given the current uncertainty in market conditions and lack of liquidity, we expect this trend of lower funding and acquisitions as compared to prior periods to continue for the foreseeable future.

•
Our overall bond portfolio has significantly declined as compared to prior periods as a result of the re-securitization of $2.8 billion of bonds with Freddie Mac in December 2007 as more fully discussed in our 2007 Form 10-K.  We believe this materially improved our risk profile by reducing the funding and interest rate risk inherent in our liability structure.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commercial Real Estate

•
The declining performance of AMAC (resulting from the disruption in mortgage and credit markets) has impacted our earnings during the nine months ended September 30, 2008 through a reduction in revenues, as a result of AMAC suspending most of its activity beginning in late 2007, and through an increase in equity losses recognized by us, directly attributable to the sale of certain assets at a loss and impairment charges recognized by AMAC.  During the fourth quarter of 2008, we determined that AMAC would be unable to refinance its repurchase lines, causing it to dispose of a significant amount of its remaining assets.  As such, we re-evaluated amounts carried on our balance sheet associated with our investment in AMAC as of September 30, 2008.  This evaluation resulted in the following impairment charges:

•	Pre-tax impairment charge of $2.9 million to write off the remaining balance of an intangible asset associated with the management of AMAC (recorded in “write-off of goodwill and intangible assets”);

•
Pre-tax impairment charge of $74.8 million included in “equity and other (loss) income” consisting of $4.5 million to write off the remaining balance of our investment in AMAC preferred shares and a $70.3 million reserve related to the collectability of the loan we provided to AMAC.

•
Our CMBS investments, whether held by our funds or for our own account, have experienced a significant decline in value.  We continue to believe that such declines are due to market dislocation and are not necessarily reflective of the credit quality of the underlying assets (see Fair Value Disclosures discussion in SECTION 4 – Liquidity and Capital Resources beginning on page 77).  In addition, our strategy with CMBS investments is long-term in nature and we have the intent and ability to hold these assets until market conditions improve allowing time for the asset values to recover.

•
Events impacting comparability of results for our Commercial Real Estate group when evaluating the nine months ended September 30, 2008 to the prior period include the launch of our third high-yield CMBS Fund in August 2007 with committed capital of $585.3 million as of September 30, 2008; and increased capital commitments of $178.6 million in December 2007 in our High-Yield Debt Fund Partnership.

•
For the nine months ended September 30, 2008, our proportionate share of impairment charges recognized at two of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership was $7.9 million ($4.4 million in the third quarter).  There was no comparable amount in the 2007 period.

•
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

Portfolio Management

•
Our primary loan servicing portfolio decreased to $22.8 billion, as compared to $27.3 billion at September 30, 2007, due principally to declining pre-securitization servicing that has been affected by the disruption in credit markets.

Credit Risk Products

•
Centerline Financial, part of our Credit Risk Products Group, received a AAA-counterparty rating as a credit-derivative products company from S&P at the end of 2007.  A counterparty rating should allow us to provide credit default swaps directly to third parties without paying fronting fees.

•
Beginning in the fourth quarter of 2007, we began purchasing syndicated debt in anticipation of a future collateralized loan obligation transaction.  Principally as a result of current market conditions, we did not purchase any additional syndicated corporate debt during the first nine months of 2008 and instead began liquidating our positions.  Most of the assets were sold by October 2008.

Our transformation also changed our revenue profile to be more heavily weighted to revenues derived from asset management as compared to bond interest income.  For the first nine months of 2008, our earnings streams are comprised primarily of investment management fees (e.g., fund sponsorship, asset management, servicing and incentive fees) and transactional fees (e.g., origination fees, credit intermediation fees) and, to a lesser extent, income from investments we hold for our own account.  In 2007, mortgage revenue bond interest income was the most significant component of our earnings streams.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Adjusted Net Income

Beginning in the first quarter of 2008, we have utilized Adjusted Net Income (on a segment basis) and Adjusted Earnings Per Share (“Adjusted EPS”) (on a consolidated basis), for purposes of measuring performance and capital allocation.  We define Adjusted Net Income or Adjusted EPS as net income or EPS computed pursuant to GAAP and adjusted for non-cash amortization of acquired intangible assets and acquisition-related, share-based compensation.  There is no generally accepted accounting method for computing Adjusted Net Income and Adjusted EPS and our computation may not be comparable to similar measurements reported by other companies.  For further information, see Note 22 to our condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except EPS amounts)	2008	2007	2008	2007
Net (loss) income	$(150,725)	$10,642	$(174,693)	$877
Amortization or write off of acquired intangible assets, net of minority interests	85,173	2,653	90,141	8,002
Amortization of acquisition-related share-based compensation, net of minority interests	906	2,434	2,680	9,118
Adjusted net (loss) income	$(64,646)	$15,729	$(81,872)	$17,997
Adjusted EPS (1)	$(1.37)	$0.25	$(2.18)	$0.24

(1)   Adjusted EPS in 2008 includes a higher level of preferred dividends following our issuance of 11.0% Preferred Shares in January 2008, as well as adjustments associated with converting certain of our outstanding shares to redeemable securities (see Notes 14 and 18 to the condensed consolidated financial statements).

Our consolidated results reflect our ongoing business transformation to an alternative asset manager, as well as the following items impacting comparability:

•
The December 2007 re-securitization of our mortgage revenue bonds (as more fully discussed in our 2007 Form 10-K) substantially reduced our mortgage revenue bond interest income when compared with the period ended September 30, 2007.  This reduction in mortgage revenue bond interest income was partially offset by interest earned on Freddie Mac Certificates, interest income from a stabilization escrow account established at the time of the transaction and lower levels of interest expense.

•
The impact of credit value adjustments as a result of applying the provisions of SFAS 157 which resulted in a decrease in the fair value of our liabilities of $6.3 million for the nine months ended September 30, 2008, which we reflected as a reduction in interest expense in the Condensed Consolidated Statement of Operations.

We recorded year-to-date net losses for the 2008 and 2007 periods and the quarterly 2008 period and net income for the 2007 period.  These fluctuations principally reflect the following items:

•	Third quarter 2008 estimated goodwill impairment of $60.0 million;

•	Third quarter 2008 intangible asset impairment charge of $55.2 million related to our transactional relationships with Freddie Mac and Fannie Mae;

•	Third quarter 2008 impairment charges totaling $77.7 million with respect to intangible assets, preferred interests and our loan associated with AMAC;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
Impairment charges on mortgage revenue bonds of $10.9 million for the six months ended June 30, 2008, compared to $19.9 million for the nine months ended September 30, 2007 ($0.5 million for the quarter ended September 30, 2007).  Additionally there was a $4.4 million charge to reserve against associated receivables in the 2007 year-to-date period;

•
A reduction in the value of the Series B Freddie Mac Certificates we retained as part of the 2007 re-securitization of our mortgage revenue bond portfolio.  The reduction was a result of revised estimates as to the timing of payments from the residual cash flows with respect to assumed defaults.  While the revised estimates did not reduce the gross expected losses, in accordance with GAAP, we reflected the reduction in fair value as an impairment charge of $7.9 million for the nine months ended September 30, 2008;

•	Impairment charges of $1.5 million in 2008 ($0.2 million for the third quarter), related to syndicated corporate debt and other investments for which there was no comparable amount in 2007; and

•
General economic conditions which resulted in decreased year-to-date mortgage origination volume and overall reduced margins due to spread compression in the markets related to LIHTC fund origination fees and mortgage banking fees.  Mortgage originations were $269.4 million for the three months ended September 30, 2008 and $836.9 for the nine months ended September 30, 2008, as compared to $248.7 million for the three months ended September 30, 2007 and $1.4 billion for the nine months ended September 30, 2007.

In addition to these factors, changes in the fair value of free standing derivatives affected the reported results.  The nine months ended September 30, 2008 include $3.1 million of non-cash gains ($3.4 million of non-cash loss in the third quarter) representing the change in the fair value of derivatives, included within interest expense.  The year-to-date amount includes a $6.3 million reduction due to the adoption of SFAS 157 described above.  These amounts compared to non-cash expense of $7.3 million for the third quarter of 2007 and $6.4 million for the 2007 year-to-date period.

Additionally, our earnings per share were reduced by a higher level of preferred dividends.  During the first quarter of 2008, we issued 11.0% Preferred Shares.  For the nine months ended September 30, 2008, we declared $9.9 million of dividends ($3.6 million for the third quarter) associated with the 11.0% Preferred Shares.  Earnings per share were also reduced by charges to equity associated with equity shares that we reclassified as “redeemable securities” (see Notes 14 and 18 to the condensed consolidated financial statements).

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the three months ended September 30, 2008 and 2007:

(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Revenues	$128,188	100.0%	$158,351	100.0%	(19.0)%
Expenses	(343,592)	268.0	(155,963)	98.5	120.3
Other items	65,694	51.2	6,693	4.2	881.5
(Loss) income before income taxes	(149,710)	(116.8)	9,081	5.7	N/M
Income tax (provision) benefit	(1,015)	(0.8)	1,561	1.0	(165.0)
Net (loss) income	$(150,725)	(117.6)%	$10,642	6.7%	N/M
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our summary consolidated results of operations are presented below for the nine months ended September 30, 2008 and 2007:

(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Revenues	$392,149	100.0%	$410,580	100.0%	(4.5)%
Expenses	(680,686)	173.6	(464,272)	113.1	46.6
Other items	115,863	29.5	49,749	12.1	132.9
Loss before income taxes	(172,674)	(44.0)	(3,943)	(1.0)	N/M
Income tax (provision) benefit	(2,019)	(0.5)	4,820	1.2	(141.9)
Net (loss) income	$(174,693)	(44.5)%	$877	0.2%	N/M

N/M – Not meaningful.

Revenues

The following table presents our revenues for the periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Operating Groups Interest income	$22,562	$55,039	(59.0)%	$75,854	$157,899	(52.0)%
Fee income	16,405	24,005	(31.7)	48,439	58,614	(17.4)
Other	3,357	2,201	52.5	9,164	7,456	22.9
Subtotal	42,324	81,245	(47.9)	133,457	223,969	(40.4)
Consolidated Partnerships Revenues of LIHTC Fund and Property Partnerships	21,586	20,935	3.1	65,585	57,055	15.0
Revenues of CMBS and High-Yield Debt Fund Partnerships	64,278	56,171	14.4	193,107	129,556	49.1
Subtotal	85,864	77,106	11.4	258,692	186,611	38.6
Total revenues	$128,188	$158,351	(19.0)%	$392,149	$410,580	(4.5)%

The reduction in revenues for both the quarter and year-to-date periods was primarily due to a net reduction of interest income related to mortgage revenue bonds re-securitized with Freddie Mac in December 2007 and to a lesser extent by lower fee income resulting from general economic conditions as discussed above.  Partially offsetting these decreases in both periods was a growth in revenues of consolidated partnerships of $8.8 million for the quarter and $72.1 million for the year to date.  This is reflective of the increases in assets under management for both our Affordable Housing and Commercial Real Estate Groups.  CMBS Fund III, which closed in August 2007, had revenue increases of $13.8 million in the third quarter and $57.2 million year to date compared to the comparable prior year periods.

Further detailed discussion of revenues is included in Results by Segment later in section 3 of this MD&A.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Expenses

The following table represents our expenses for the periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Operating Groups
General and administrative:
Salaries and benefits	$21,706	$27,572	(21.3)%	$72,507	$91,460	(20.7)%
Other	19,224	16,035	19.9	55,550	50,708	9.5
Total G&A	40,930	43,607	(6.1)	128,057	142,168	(9.9)

Interest expense:
Borrowings and financings	23,119	41,980	(44.9)%	56,473	99,723	(43.4)%
Preferred shares of subsidiary	4,724	4,724	--	14,173	14,173	--
Depreciation and amortization	11,003	11,841	(7.1)	34,350	33,533	2.4
Loss on impairment of assets	615	548	12.2	22,055	19,933	10.6
Write-off of goodwill and intangible assets	118,069	--	100.0	118,069	--	100.0
Expenses – operating groups	198,460	102,700	93.2	373,177	309,530	20.6

Consolidated Partnerships
Interest expense:
LIHTC Fund and Property Partnerships	3,524	3,501	0.7	11,942	15,949	(25.1)
CMBS and High-Yield Debt Fund Partnerships	26,452	22,199	19.2	85,839	56,065	53.1
	29,976	25,700	16.6	97,781	72,014	35.8
Other expenses
LIHTC Fund and Property Partnerships	30,172	25,735	17.2	94,404	78,669	20.0
CMBS and High-Yield Debt Fund Partnerships	84,984	1,828	N/M	115,324	4,059	N/M
	115,156	27,563	317.8	209,728	82,728	153.5
Expenses – consolidated partnerships	145,132	53,263	172.5	307,509	154,742	98.7
Total expenses	$343,592	$155,963	120.3%	$680,686	$464,272	46.6%

N/M – Not meaningful.

General and Administrative – Salaries and Benefits

The decrease in salaries and benefits expense of $5.9 million in the third quarter and $19.0 million in the year-to-date period is primarily attributable to the following items:

•	reduced expense associated with the reduction in bonus expectations;
•
lower share-based compensation expense for shares issued in connection with our acquisition of Centerline Investors I LLC in August 2006 (the 2007 year-to-date period included $12.7 million relating to amortization of these shares compared to amortization of $3.7 million in the 2008 period); and

•	$2.9 million of severance charges in 2007 year to date compared to $1.2 million in 2008 (no significant variance in third quarter periods).

We anticipate that our salary and benefit costs will be reduced for the foreseeable future due to the items noted above and as we continue to take steps to align our cost structure with current market conditions and the changing nature of our business.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other General and Administrative

Other general and administrative expenses increased by $3.2 million during the quarter and $4.8 million for the year to date.  This primarily relates to:

•	An increase of $5.0 million in rent expense related to our new office headquarters ($3.1 million of which was recorded in the third quarter);
•	An increase of $2.5 million year to date related to increased professional fees, particularly audit and consulting costs;
•	$1.6 million in reserves against certain AMAC receivables recorded in the third quarter;
•	Increase in general legal costs of $0.5 million associated with litigation (see Note 23 to the condensed consolidated financial statements); and
•	$0.4 million of additional structuring fees paid to Natixis by CFH following the achievement of its counterparty rating to pursue its business expansion.

Partially offsetting the year-to-date increases was $4.8 million of charges recorded in 2007 (primarily in the first and second quarters) to reserve against advances made to our sponsored funds in connection with troubled property investments.  There were no comparable material charges in 2008.  We continue to seek ways to reduce our general and administrative costs and do not expect to incur further legal costs associated with the litigation as we believe we are adequately covered by insurance.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Average borrowing rate (1)	6.39%	5.48%		6.46%	5.29%
Average borrowings	$892,935	$2,572,302	(67.7)%	$971,210	$2,455,535	(60.4)%
Average LIBOR rate	2.62%	4.79%		2.83%	4.80%
Average SIFMA rate	2.41%	3.70%		2.29%	3.69%
Swap agreements – notional amount at September 30	$275,000	$725,000	(62.1)
(1) Includes impact of interest rate swaps, as applicable.

The decrease in interest expense reflects the lower amount of average debt outstanding, which resulted from debt repaid in December 2007 at the time of the Freddie Mac re-securitization and a lower level of general corporate debt.  Partially offsetting this factor is the higher average rate of interest on the remaining debt due to the terms of the credit facility we entered into in December 2007.  Our average borrowing rate increased to 6.46% for the nine months ended September 30, 2008 as compared to 5.29% for the 2007 period.

Also contributing to the decrease in both periods was the change in fair value of derivatives.  The nine months ended September 30, 2008 include $3.1 million of non-cash gains ($3.4 million of non-cash loss in the third quarter) representing the change in the fair value of derivatives, included within interest expense.  The year-to-date amount includes a $6.3 million reduction due to the adoption of SFAS 157 described in Note 20 to the condensed consolidated financial statements.  These amounts compared to non-cash expense of $7.3 million for the third quarter of 2007 and $6.4 million for the 2007 year-to-date period.

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

Interest expense associated with preferred shares of subsidiary represents dividends of Equity Issuer preferred shares that are subject to mandatory repurchase.  The preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Other Items - Income/(Loss)Allocations below) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Series A-1 Freddie Mac Certificates with terms that match the preferred shares.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Loss on Impairment of Assets

Loss on impairment of assets in 2008 includes (see Note 3 of the condensed consolidated financial statements):

•	$10.9 million (recorded in the first and second quarters) related to two mortgage revenue bonds we sold and another property experiencing substandard performance;
•	$7.9 million related to our Series B Freddie Mac Certificates;
•	$1.5 million related to other-than-temporary impairments on syndicated corporate debt investments ($0.2 million recorded in the third quarter); and
•	$1.2 million related to retained CMBS certificates ($0.1 million recorded in the third quarter).

During 2007, in connection with properties experiencing substandard performance, we recognized approximately $19.9 million of mortgage revenue bond impairments (nine bonds in total), of which $0.5 million (one bond) was recognized in the third quarter.

Write-off of Goodwill and Intangible Assets

For segment reporting purposes, we classify all goodwill as an asset of the Corporate Group.  In accordance with push-down accounting rules and for purposes of stand-alone financials, we also test goodwill separately at four of our legal entities.  We performed goodwill testing as of December 31, 2007, which resulted in no indication of impairment.  At September 30, 2008, there was an indication of impairment primarily caused by the continued decline in the Company’s market capitalization, which declined 74% in the nine-months ended September 30, 2008.  We believe the decline to be a function of the unfavorable market environment characterized by lack of liquidity, spread deterioration, and decline in asset values as well as general economic conditions.  As a result of our testing, we recognized an estimated $60.0 million impairment in our Corporate Group.  The third quarter test was an interim test in response to significant decline in market capitalization, as such, we will perform our annual impairment test in the fourth quarter.

As a result of the placement of Freddie Mac and Fannie Mae into conservatorship in September 2008 as well as the continuing decline in performance of AMAC and AMAC’s inability to refinance repurchase lines during the fourth quarter, we recognized the following impairments of intangible assets:

•	$55.2 million reduction in transactional relationships associated with Freddie Mac and Fannie Mae; and
•	$2.9 million reduction in partnership service contracts associated with managing AMAC.

For additional information, see Note 6 to the condensed consolidated financial statements.

Consolidated Partnerships

The increase over prior year relates to an increase in the number of consolidated entities as well as an increase in assets under management in those entities since March 2007.  The increase in interest expense in both periods is primarily attributable to CMBS Fund III which commenced in August 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Items

Equity and other income (loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Equity and other income (loss):
Consolidated partnerships	$2,219	$10,003	(77.8)%	$12,959	$20,284	(36.1)%
AMAC	(75,775)	647	N/M	(78,057)	662	N/M
Other	(646)	(320)	(101.9)	(743)	(739)	(0.5)
Total equity and other income (loss)	(74,202)	10,330	(818.3)	(65,841)	20,207	(425.8)
Eliminations(1)	(2,219)	(10,003)	77.8	(12,959)	(20,284)	36.1
Equity and other income (loss) – as reported	$(76,421)	$327	N/M	$(78,800)	$(77)	N/M

(1)
Given the minority economic interest we have in consolidated partnerships, for internal purposes we treat consolidated partnerships, particularly the CMBS Fund Partnerships, as equity interests in evaluating our results.

N/M – Not meaningful.

We co-invest in CMBS and High-Yield Debt Fund Partnerships and earn equity income from those investments, positively affecting our results (see further discussion in Commercial Real Estate and Consolidated Partnership segment discussions in SECTION 3 – RESULTS BY SEGMENT of this MD&A).

The decline in equity income related to AMAC was due to deterioration in its operations that began in the third quarter of 2007 (see Note 21 to the condensed consolidated financial statements).  As a result of AMAC’s continuing substandard performance and inability to refinance certain repurchase lines in the fourth quarter, we recognized impairment charges of $4.5 million to write-off our remaining preferred interests and $70.3 million associated with the loan we had provided.

Other equity and other income (loss) also include income related to entities in which we invest but do not consolidate.  This includes our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).

Gain from repayment or sale of investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Mortgage loans	$3,064	$3,066	(0.1)%	$7,477	$5,768	29.6%
Mortgage revenue bonds and other	(2,546)	342	(844.4)	(6,164)	1,228	(602.0)
Net Gain	$518	$3,408	(84.8)%	$1,313	$6,996	(81.2)%

Gain on sale or repayment of mortgage loans relates both to premiums earned from sale of mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  Gains related to these items as compared to the prior period represented higher origination activity for servicing-retained loans in the current year.  Offsetting the year-to-date amount, we recorded a $1.3 million charge in the second quarter of 2008, for expected losses under our mortgage loan loss sharing agreement with Fannie Mae (see Note 23 to the condensed consolidated financial statements).

Included within mortgage revenue bonds and other in 2008 are:

•
incremental losses in 2008 (primarily recorded in the first quarter) associated with the re-securitization of our mortgage revenue bond portfolio in December 2007.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 5 to the condensed consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss.  Similar to previous losses recognized with respect to the net present value adjustments to the escrow and the retained residual interests, offsets will be recognized over the lives of the instruments through accretion of the net present value adjustments;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	a $2.3 million loss recorded in third quarter relating to two mortgage revenue bonds we sold;
•	the write off of certain receivable balances associated with mortgage revenue bonds that we deem uncollectible; and
•	a loss of $0.7 million ($0.2 million in the third quarter) related to the sale of ten syndicated corporate debt investments (see Note 3 to the condensed consolidated financial statements).

These losses were partially offset by $4.8 million gain on sale in the 2008 year-to-date period (none in the third quarter) for mortgage revenue bonds included in the re-securitization transaction for which our guarantee of payment has now expired.  As a result, we no longer have continuing involvement with the assets (as defined in SFAS 140) thereby allowing recognition of the re-securitization of these bonds as a sale.

(Income)/Loss Allocations

(Income) loss allocated to minority interests, net of tax, was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Preferred shares of subsidiary	$(1,556)	$(1,556)	--	$(4,669)	$(4,669)	--
SCUs	$59,141	$(4,398)	N/M	$71,757	$(371)	N/M
SCIs	805	(57)	N/M	976	(6)	N/M
SMUs	--	(60)	100.0%	--	(7)	100.0%
Other minority interests	(106)	(792)	86.6	277	(514)	153.9
Minority interests in subsidiaries, net	$59,840	$(5,307)	N/M	$73,010	$(898)	N/M
Limited partners of consolidated partnerships	$152,981	$82,003	86.6%	$340,666	$260,890	30.6%

N/M – Not meaningful.

The income allocation to SCUs and SCIs (and SMUs for 2007) of subsidiaries represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were converted to common shares and, therefore, fluctuates with net income.  Other minority interest principally represents the portion of CFH owned by Natixis.  All SMUs were redeemed in 2007; hence there is no allocation to SMUs in 2008.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Income Taxes

The following tables detail the taxable and non-taxable components of our reported income (loss), for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Taxable (loss) income	$(75,487)	(58.9)%	$(9,711)	(6.1)%	(677.3)%
Income (loss) not subject to tax	$(74,223)	(57.9)%	$18,792	11.9%	(495.0)%
(Loss) income before income taxes	$(149,710)	(116.8)%	$9,081	5.7%	N/M
Income tax (provision) benefit	$(1,015)	(0.8)%	$1,561	1.0%	165.0%
Effective tax rate – consolidated basis	0.68%		17.2%
Effective tax rate for corporate subsidiaries subject to tax	1.34%		(16.1)%

	Nine Months Ended September 30,
(dollars in thousands)	2008	% of Revenues	2007	% of Revenues	% Change
Taxable (loss) income	$(109,109)	(27.8)%	$(36,151)	(8.8)%	(201.8)%
Income not subject to tax	$(63,565)	(16.2)%	$32,208	7.8%	297.4%
(Loss) income before income taxes	$(172,674)	(44.0)%	$(3,943)	(1.0)%	N/M
Income tax (provision) benefit	$(2,019)	(0.5)	$4,820	1.2%	(141.9)%
Effective tax rate – consolidated basis	1.17%		(122.2)%
Effective tax rate for corporate subsidiaries subject to tax	1.85%		(13.3)%

N/M – Not meaningful.

The CMBS and High-Yield Debt Fund Partnerships, which are included in our Commercial Real Estate group, are held in vehicles which, if certain requirements are met, do not incur taxes.  As such, the income from those businesses does not subject us to income taxes.  Likewise, some of our pre-tax income is derived from our tax-exempt mortgage revenue bond investments included in our Affordable Housing group, which is held within flow-through entities.

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

We provide for income taxes for these corporate subsidiaries in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Management determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, any benefit from current losses and deferred tax assets will likely not be realized; hence a full valuation allowance was provided.

Despite the taxable loss, we recognized an income tax provision in the nine months ended September 30, 2008, principally due to state and local income taxes.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 - RESULTS BY SEGMENT

The following table presents segment revenues, expenses and operating income for the periods ended September 30, 2008 and 2007 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.  The table also includes Adjusted Net Income, which, as stated earlier, is used for performance measurement and capital allocation effective January 1, 2008 (see also Note 22 to the condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Revenues:
Affordable Housing	$40,984	$73,739	(44.4)%	$125,087	$204,191	(38.7)%
Commercial Real Estate	17,630	21,128	(16.6)	48,007	52,507	(8.6)
Portfolio Management	11,065	17,202	(35.7)	34,145	46,488	(26.6)
Credit Risk Products	2,212	4,054	(45.4)	6,757	11,633	(41.9)
Corporate	8,540	5,057	68.9	20,442	17,225	18.7
Consolidated Partnerships	85,864	77,106	11.4	258,692	186,611	38.6
Eliminations	(38,107)	(39,935)	4.6	(100,981)	(108,075)	6.6
Total revenues	$128,188	$158,351	(19.0)%	$392,149	$410,580	(4.5)%
Expenses:
Affordable Housing	$24,298	$53,831	(54.9)%	$102,707	$170,353	(39.7)%
Commercial Real Estate	25,172	28,320	(11.1)	57,413	78,715	(27.1)
Portfolio Management	8,782	9,218	(4.7)	26,438	29,204	(9.5)
Credit Risk Products	2,481	(3,762)	165.9	11,477	6,855	67.4
Corporate	152,539	30,777	395.6	212,917	90,109	136.3
Consolidated Partnerships	166,958	76,924	117.0	370,742	214,724	72.7
Eliminations	(36,638)	(39,345)	6.9	(101,008)	(125,688)	19.6
Total expenses	$343,592	$155,963	120.3%	$680,686	$464,272	46.6%
Other income (loss) (1):
Affordable Housing	$(2,444)	$30	N/M	$(5,470)	$279	N/M
Commercial Real Estate (2)	(70,411)	13,279	(630.2)	(58,363)	25,837	(325.9)
Portfolio Management	--	1,664	(100.0)	--	1,664	(100.0)
Credit Risk Products	(208)	--	--	(735)	--	--
Corporate	(49)	--	--	(138)	--	--
Consolidated Partnerships (1)	83,313	9,821	748.3	125,009	48,397	158.3
Eliminations	(2,791)	(11,238)	75.2	(12,781)	(20,861)	38.7
Total other income (loss)	$7,410	$13,556	(45.3)%	$47,522	$55,316	(14.1)%
Income (loss) before other allocations(1):
Affordable Housing	$14,242	$19,938	(28.6)%	$16,910	$34,117	(50.4)
Commercial Real Estate	(77,953)	6,087	N/M	(67,769)	(371)	N/M
Portfolio Management	2,283	9,648	(76.3)	7,707	18,948	(59.3)
Credit Risk Products	(477)	7,816	(106.1)	(5,455)	4,778	(214.2)
Corporate	(144,048)	(25,720)	(460.1)	(192,613)	(72,884)	(164.3)
Consolidated Partnerships	2,219	10,003	(77.8)	12,959	20,284	(36.1)
Eliminations	(4,260)	(11,828)	64.0	(12,754)	(3,248)	(292.7)
Total (loss) income before other allocations	$(207,994)	$15,944	N/M	$(241,015)	$1,624	N/M
Adjusted Net Income (Loss):
Affordable Housing	$12,834	$18,382	(30.2)%	$12,241	$29,448	(58.4)%
Commercial Real Estate	(77,859)	7,113	N/M	(67,794)	4,466	N/M
Portfolio Management	2,929	10,350	(71.7)	9,645	21,486	(55.1)
Credit Risk Products	(504)	7,025	(107.2)	(5,275)	4,264	(223.7)
Corporate	(5)	(25,316)	100.0	(30,894)	(58,703)	47.4
Consolidated Partnerships	2,219	10,003	(77.8)	12,959	20,284	(36.1)
Eliminations	(4,260)	(11,828)	64.0	(12,754)	(3,248)	(292.7)
Total	$(64,646)	$15,729	(511.0)%	$(81,872)	$17,997	(554.9)%

(1)	Includes losses allocated to partners of consolidated partnerships.
(2)	Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships as more fully described below.
N/M – Not Meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

Revenues

A description of the revenue streams for our Affordable Housing operations can be found in our 2007 Form 10-K.

	Three Months Ended September 30,			Nine Months ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Interest income:
Mortgage revenue bonds	$10,092	$43,297	(76.7)%	$35,069	$130,716	(73.2)%
Other interest income	12,040	1,657	626.6	35,046	3,116	N/M
Fee income:
Fund sponsorship	17,410	26,712	(34.8)	50,468	63,530	(20.6)
Other:
Expense reimbursements	1,094	1,481	(26.1)	2,948	5,159	(42.9)
Miscellaneous	348	592	(41.2)	1,556	1,670	(6.8)
Total revenues	$40,984	$73,739	(44.4)%	$125,087	$204,191	(38.7)%
N/M – Not meaningful.

Interest income

Interest income earned from mortgage revenue bonds has declined significantly due to the smaller portfolio balance as a result of the December 2007 re-securitization with Freddie Mac.  Mortgage revenue bond interest income of $98.7 million for the nine months ended September 30, 2007 ($35.6 million earned in the third quarter) related to mortgage revenue bonds included in that transaction.  In addition, the decreased mortgage revenue bond investing activity, provided in the table below, has also resulted in decreased revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Acquisition and funding activity	$--	$101,160	(100.0)%	$26,096	$173,233	(84.9)%
Mortgage revenue bonds repaid or sold	32,231	8,099	298.0	57,084	10,721	432.5
Re-securitized mortgage revenue bonds recognized as sold, net	--	--	--	178,265	--	100.0
Average portfolio balance (fair value)	604,202	2,920,596	(79.3)	721,899	2,870,954	(74.9)
Weighted average permanent interest rate of bonds acquired or funded	--%	5.70%		5.75%	5.83%
Weighted average yield of portfolio	5.75%	5.98%		6.19%	6.11%

Other interest income for the nine months ended September 30, 2008 includes $28.2 million ($9.7 million for the third quarter) related to interest earned on our retained interests in the re-securitized bonds and $6.2 million ($2.1 million for third quarter) of interest on the stabilization escrow account established at the time of the re-securitization.  There were no comparable investments in the 2007 periods.

Fee Income

We have seen a change in the investor base for our Affordable Housing Group such that traditional investors have reduced their demand for tax credits which has resulted in fewer LIHTC fund originations during 2008 as compared to prior periods.  Although the raising of LIHTC funds is traditionally weighted to the fourth quarter, given the current demand in the market for LIHTC credits, our current expectations are that total gross equity raised with respect to LIHTC funds will be significantly less than 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In evaluating fee income, management principally segregates such fees into categories based upon activity as provided in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Fees based on equity raised
Partnership management fees	$2,831	$2,318	22.1%	$8,336	$6,758	23.4%
Fees based on equity invested
Property acquisition fees	1,899	9,929	(80.9)	11,546	18,280	(36.8)
Organization, offering and acquisition allowance fees	1,012	4,103	(75.3)	5,709	8,802	(35.1)
Fees based on management of sponsored funds
Asset management fees	9,455	7,697	22.8	20,642	20,423	1.1
Other fee income	2,213	2,665	(17.0)	4,235	9,267	(54.3)
Total fee income	$17,410	$26,712	(34.8)%	$50,468	$63,530	(20.6)%
Assets under management – LIHTC Funds (balance at September 30)	$9,844,968	$9,026,445	9.1%
Equity raised by LIHTC funds	$28,594	$132,912	(78.5)%	$150,539	$549,499	(72.6)%
Equity invested by LIHTC funds (1)	$71,397	$323,005	(77.9)%	$455,239	$610,873	(25.5)%
(1) Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Raised - We collect partnership management fees at the time a fund closes and recognize them over the service period.  The increase in these fees in both periods is primarily the result of funds closed in the past twelve months.  As the fees collected are a percentage of the gross equity in the fund, the amount collected will increase the revenue recognized over the five-year service period following the funds’ inception.  Due to the expiration of the five-year service period for certain funds (and the absence of new funds), these fees should stabilize during the fourth quarter of 2008 and first half of 2009.

Fees Based on Equity Invested - We collect property acquisition fees at the time a fund is closed and recognize them as the fund acquires its investments.  These fees decreased in both periods due to a decrease in both the equity invested as well as the fee rate realized.  The fee rate decrease was due to the mix of funds originated period over period.

Organization, offering and acquisition allowance fees are recorded on a basis similar to the property acquisition fees.  Thus, the changes period over period are similar to the changes in property acquisition fees and a reduction over both periods due to a decrease in the fee rate realized relating to certain types of funds.

Fees Based on Management of Sponsored Funds - Asset management fees in both periods increased primarily due to a refinancing of a property at one of the LIHTC funds, the proceeds of which allowed us to collect $2.0 million of asset management fees in the third quarter of 2008.  This increase was offset in the year-to-date period and partially offset in the third quarter due to a lower fee earned related to our public funds as a result of dispositions that occurred since September 30, 2007, resulting in a reduction in the invested assets on which the fee is based.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)
Other Fee Income - Other fee income includes construction service fees, administration fees, credit intermediation fees and bond acquisition fees as described in our 2007 Form 10-K.  With the exception of credit intermediation fees, these other fee items decreased in both the quarter and year-to-date periods due to lower mortgage revenue bond originations on which these fees are based.  For the remainder of the calendar year, we do not anticipate the acquisition of any additional mortgage revenue bonds.

Since mid-2006, the Affordable Housing Group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products Group).  This segment continues to recognize fees for transactions prior to mid-2006; however this fee stream continues to decline as amortization ends for fees related to older transactions.  In the third quarter of 2008, however, there was a true-up receipt related to a legacy fund which resulted in an increase in credit intermediation fees for the period.

Other Revenues

Expense reimbursements and miscellaneous revenues fluctuate with the growth of the number of the entities we manage and their cash flows.  The decrease is primarily due to lower cash flows of these entities as compared to prior periods.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

General and administrative	$9,212	$15,296	(39.8)%	$34,145	$38,954	(12.3)%
Interest expense:
Borrowings and Financings	9,831	33,042	(70.2)	34,043	96,595	(64.8)
Preferred shares of subsidiary	4,724	4,724	--	14,173	14,173	--
Depreciation and amortization	214	221	(3.2)	934	698	33.8
Impairment of assets	317	548	(42.2)	19,412	19,933	(2.6)
Total expenses	$24,298	$53,831	(54.9)%	$102,707	$170,353	(39.7)
Average borrowing rate (1)	6.00%	4.79%		6.27%	4.80%
Average SIFMA rate	2.41%	3.70%		2.29%	3.69%
(1) Includes effect of swaps.

General and Administrative

The decrease in general and administrative expenses in both periods is attributable to:

•	$4.4 million of reserves primarily recorded in the first half of 2007 against advances made to our sponsored funds as compared to $0.1 million in the 2008 year-to-date period;
•	$1.7 million reduction of bonus accruals year over year ($1.2 million reduction for the third quarter periods);
•
$1.5 million decrease in LIHTC acquisition costs year over year ($2.3 million decrease for the third quarter periods), which is consistent with the decreases in associated revenue as discussed above; and

•
$1.1 million decrease in asset management and loan servicing fees year over year ($0.4 million for the third quarter periods) to our Portfolio Management Group in connection with the lower Affordable Housing mortgage revenue bond portfolio following the December 2007 re-securitization transaction with Freddie Mac.

Partially offsetting these decreases was an increase in salaries and benefits expense of $3.7 million year to date ($1.0 million for the third quarter), primarily due to reorganization of personnel resulting from normal changes in business structure.

Interest Expense

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Impairment of Assets

Loss on impairment of assets in 2008 principally related to two mortgage revenue bonds we sold and another property experiencing substandard performance.  During 2007, in connection with properties experiencing substandard performance, we recognized approximately $19.9 million of mortgage revenue bond impairments (nine bonds in total), of which $0.5 million (one bond) was recognized in the third quarter.  In 2008, the amount also includes a $7.9 million charge related to our Series B Freddie Mac Certificates.  A change in the estimated timing of cash flows as they relate to assumed credit defaults of the underlying mortgage revenue bonds led to a decline in the fair value of these certificates.  In accordance with GAAP, this decline in fair value is recorded as an impairment of the asset.

Other (loss) income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Equity and other (loss) income	$(157)	$(271)	42.1%	$(151)	$(675)	77.6%
Repayment or sale of investments	(2,287)	301	(859.8)	(5,319)	954	(657.5)%
Total other income (loss)	$(2,444)	$30	N/M	$(5,470)	$279	N/M

In 2008, repayment or sale of investments includes a $2.3 million loss recorded in the third quarter relating to two mortgage revenue bonds sold.  The 2008 year-to-date period includes $7.9 million of incremental losses, the majority of which were recorded in the first quarter, associated with the re-securitization transaction as discussed under “Other Income (Loss)” in SECTION 1 – Consolidated Results.  Partially offsetting these losses was a $4.8 million gain recognized in 2008 (recorded in the second quarter) related to 18 mortgage revenue bonds re-securitized with Freddie Mac in December 2007, but for which continuing involvement had precluded sale treatment.  Due to the lapsing of this involvement, the re-securitization of these bonds is now treated as a sale.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income (loss) before other allocations	$14,242	$19,938	(28.6)%	$16,910	$34,117	(50.4)%
Adjusted Net Income (Loss)	12,834	18,382	(30.2)	12,241	29,448	(58.4)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in Adjusted Net Income (Loss) include the impact of taxes and allocations to the preferred shares of subsidiaries.  See Note 22 to the condensed consolidated financial statements for a description of Adjusted Net Income and reconciliation to GAAP net income.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commercial Real Estate

Revenues
A description of the revenue streams for our Commercial Real Estate operations can be found in our 2007 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest income	$7,227	$9,581	(24.6)%	$18,676	$20,717	(9.9)%
Fee income:
Mortgage origination fees	1,385	1,436	(3.6)	4,188	5,403	(22.5)
Mortgage servicing fees	4,892	4,004	22.2	14,810	13,672	8.3
Other fee income	1,527	3,453	(55.8)	4,186	5,155	(18.8)
Other:
Prepayment penalties	132	851	(84.5)	1,116	2,893	(61.4)
Miscellaneous	2,467	1,803	36.8	5,031	4,667	7.8
Total revenues	$17,630	$21,128	(16.6)%	$48,007	$52,507	(8.6)%

Interest Income

The decrease in interest income for both periods is due to the varying levels of investments in CMBS securities for our own account.  In the second quarter of 2007, we acquired investments with a face amount of $336.5 million that we subsequently sold in August 2007 to the new CMBS Fund Partnership we originated; as of September 30, 2008, the investments for our own account have a face amount of $57.2 million.  Partially offsetting these decreases was an increase due to a higher balance of the loan to AMAC.  We do not expect to recognize income on the loan in the future as AMAC winds down.

Fee Income – Mortgage Origination Fees

Origination fees decreased in the 2008 periods primarily due to a lower level of originations in the year-to-date period, partially offset by an increase in the average origination fee rate from a higher proportion of agency and risk-sharing loans.  Despite an increase in originations for the third quarter as compared to the comparable period in the prior year, we did not earn origination fees for a portion of these loans, but instead earned premium fees which were recognized on the subsequent sale of these loans (see Other (Loss) Income below).  Mortgage originations for the three months ended September 30, are broken down as follows:

	2008		2007
(dollars in thousands)		% of Total		% of Total	% Change
Fannie Mae	$215,629	80.0%	$116,275	46.8%	85.4%
Freddie Mac	53,740	20.0	87,331	35.1	(38.5)
Centerline Direct	--	--	25,339	10.2	(100.0)
Conduit and other	--	--	19,736	7.9	(100.0)
Total	$269,369	100.0%	$248,681	100.0%	8.3%

Mortgage originations for the nine months ended September 30, are broken down as follows:

	2008		2007
(dollars in thousands)		% of Total		% of Total	% Change
Fannie Mae	$567,217	67.8%	$372,548	27.1%	52.3%
Freddie Mac	258,659	30.9	265,110	19.3	(2.4)
Centerline Direct	--	--	657,611	47.8	(100.0)
Conduit and other	11,000	1.3	80,306	5.8	(86.3)
Total	$836,876	100.0%	$1,375,575	100.0%	(39.2)%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Also contributing to the year-to-date decrease was a portion of the origination volume in the second quarter of 2008 consisting of large loans for which we received lower than average origination fees.

We originated no mortgages under our lending program for AMAC and CRESS (“Centerline Direct”) and there was a decline in conduit originations as a result of market conditions.

Fee Income – Mortgage Servicing Fees

	As of September 30,
(dollars in thousands)	2008	2007	% Change
Primary servicing mortgage portfolio	$8,715,428	$8,387,257	3.9%
Carrying value of MSRs	$49,756	$48,796	(4.2)%

The increase in servicing fees in both periods is primarily due to the growth in the servicing portfolio and includes fees earned from Freddie Mac on the mortgage revenue bonds re-securitized in December 2007.

Other Revenues

Other revenues increased in the 2008 periods primarily due to new revenue streams earned in connection with the CDO collateral management agreement we entered into during the quarter (see Note 6 to the condensed consolidated financial statements).

Provided below is the detail of Commercial Real Estate assets under management which grew significantly during the year principally as a result of the Nomura transaction.

	September 30,
(dollars in thousands)	2008	2007	% Change
CMBS funds (1)	$1,475,397	$1,475,397	--%
High-yield debt investment entities (1)	535,665	437,359	22.5
Joint venture equity funds (1)	221,641	220,000	0.7
CDO collateral management	1,435,920	--	100.0
Third-Party commercial loan portfolio	723,970	--	100.0
Total	$4,392,593	$2,132,756	106.0%
(1) Figures represent equity of the managed entities

We expect our other income associated with the CDO collateral management and third-party commercial loan portfolios to increase in the future, particularly if market conditions improve.

Partially offsetting the year-to-date increase in other income is a reduction in management, expense reimbursement and other fees related to AMAC as a result of the lower level of business activity and asset sales by that business.  In addition, a lower level of refinancing activity in the servicing portfolio led to a decline in prepayment fees received in the 2008 periods.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

General and administrative	$13,738	$12,390	10.9%	$34,441	$51,564	(33.2)%
Interest expense	8,224	11,734	(29.9)	12,520	14,504	(13.7)
Depreciation and amortization	3,105	4,196	(26.0)	9,270	12,647	(26.7)
Impairment of assets	105	--	100.0	1,182	--	100.0
Total expenses	$25,172	$28,320	(11.1)%	$57,413	$78,715	(27.1)%

General and Administrative

General and administrative expense fluctuated in both periods mostly as a result of decreased compensation expense ($20.4 million for the year-to-date period and $4.7 million for the third quarter) including share-based payments, promote-sharing, and bonus accrual as well as a decrease due to reorganization of personnel resulting from normal changes in business structure.  Partially offsetting the reduction in compensation was an increase in other general and administrative expenses, including an increase in professional fees, as well as a $1.6 million reserve against certain AMAC receivables recorded in the third quarter which lead to an overall increase in the third quarter period.

Interest Expense

The decrease in interest expense for both periods is due to a decrease in repurchase financing period over period associated with the varying levels of investments in CMBS securities for our own account.  In May 2007, we acquired investments with a face amount of $336.5 million that we subsequently sold in August 2007 to the new CMBS Fund Partnership we originated.  Additionally, we have been repaying a line that will terminate in the fourth quarter of 2008. Also contributing to the decrease in both periods was a decrease in LIBOR rates.

Partially offsetting the year-to-date decreases was an increase due to the change in fair value of derivatives.  The nine months ended September 30, 2008 include $9.5 million of non-cash loss representing the change in the fair value of derivatives which is included within interest expense.  The corresponding amount for the comparable 2007 period was $6.1 million of non-cash loss. The amounts for the third quarter periods were comparable.

Other (loss) income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Equity and other (loss) income	$(73,475)	$11,834	(720.9)%	$(65,840)	$21,459	(406.8)%
Gain on sale or repayment of loans	3,064	1,445	112.0	7,477	4,378	70.8
Total other income	$(70,411)	$13,279	(630.2)%	$(58,363)	$25,837	(325.9)%

Equity and other (loss) income

Equity income in the 2008 year-to-date period includes a $3.3 million equity loss ($1.0 million for the third quarter) related to our investments in AMAC (in which we co-invested beginning in May 2007) as compared to $0.7 million in both the 2007 year-to-date and third quarter periods.  As a result of AMAC’s continuing substandard performance and inability to refinance certain repurchase lines in the fourth quarter, we recognized impairment charges of $4.5 million on our remaining preferred interests and $70.3 million associated with the loan to AMAC.  Also included in the 2008 year-to-date period is $13.0 of income ($2.2 million for the third quarter) related to equity income from the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership, as compared to $20.9 million in 2007 ($11.2 in the third quarter).  The lower 2008 amounts include our proportionate share of $109.1 million ($83.5 million for the third quarter) of asset impairment charges recognized at two of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain on sale or repayment of loans

Gain on sale or repayment of loans relates both to premiums earned from sale of mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  Gains related to these items increased $5.1 million in the 2008 year-to-date period ($1.8 million increase in the third quarter) as compared to the prior period representing higher origination activity for servicing-retained loans in the current year.  Offsetting the year-to-date amount, we recorded a $1.3 million charge in the second quarter of 2008, for expected losses under our mortgage loan loss sharing agreement with Fannie Mae (see Note 23 to the condensed consolidated financial statements).

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income (loss) before other allocations	$(77,953)	$6,087	N/M	$(67,769)	$(371)	N/M
Adjusted net income (loss)	(77,859)	7,113	N/M	(67,794)	4,466	N/M
N/M – Not meaningful.

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Adjusted net income (loss) is adjusted for acquisition-related deferred compensation.  The 2008 adjustment for acquisition-related deferred compensation is lower than the 2007 adjustment due to vesting of related compensation.  See Note 22 to the condensed consolidated financial statements for reconciliation to GAAP net income.

Portfolio Management

Revenues

A description of the revenue streams for our Portfolio Management operations can be found in our 2007 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Interest income	$1,661	$6,805	(75.6)%	$5,675	$18,612	(69.5)%
Fee income:
Asset management/servicing	6,290	7,119	(11.6)	19,983	20,237	(1.3)
Other fee income	2,782	3,066	(9.3)	7,612	7,011	8.6
Other	332	212	56.6	875	628	39.3
Total revenues	$11,065	$17,202	(35.7)%	$34,145	$46,488	(26.6)%

	At September 30,
Statistical information	2008	2007
Primary Servicing Portfolio(1)(2)	$22,822.9	$27,351.4	(17.1)%
Special Servicing Portfolio(1)	1,544.0	198.2	679.2

Carrying value of MSRs	4,013	9,105	(55.9)

(1) Dollars in millions (2) Includes sub-servicing of the Commercial Real Estate Servicing Portfolio

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Income

Interest income in this segment is a function of the size of the servicing portfolio (and therefore the size of escrow accounts managed) and the rate that can be earned on those funds.  In addition to an overall decrease in the servicing portfolio as the securitization markets have been inactive throughout the year, interest income decreased due to lower rates earned on the servicing escrow cash balances resulting from general interest rate declines period over period.  While market rates began to increase late in 2008, the continuing stagnation in the credit markets will likely result in further declines in this revenue stream.

Fee income

The decrease in fees in both periods is primarily due to the decline in our servicing portfolio as of September 30, 2008, as compared to September 30, 2007, principally due to the pre-securitization component of the portfolio.  As securitization volume has declined substantially since the third quarter of 2007 throughout the credit markets, this portion of our business has likewise been adversely affected.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
General and administrative	$7,606	$7,441	2.2%	$22,898	$24,325	(5.9)%
Interest expense	214	--	100.0	343	--	100.0
Depreciation and amortization	962	1,777	(45.9)	3,197	4,879	(34.5)
Total expenses	$8,782	$9,218	(4.7)%	$26,438	$29,204	(9.5)%

General and administrative

General and administrative expenses declined in the 2008 year-to-date period as compared to 2007 due to lower compensation costs, principally driven by reduced share-based compensation (resulting from vesting of awards granted at the time of the Centerline Investors acquisition in August 2006) and other miscellaneous employee costs (e.g., travel, temporary personnel).

Depreciation and amortization

Depreciation and amortization expenses decreased as a result of lower amortization of mortgage servicing rights.

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Income before other allocations	$2,283	$9,648	(76.3)%	$7,707	$18,948	(59.3)%
Adjusted net income	2,929	10,350	(71.7)	9,645	21,486	(55.1)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Adjusted net income for the third quarter and year to date reflects the reductions in segment revenues discussed earlier as well as an adjustment for acquisition-related share-based compensation.  The 2008 adjustment for acquisition-related deferred compensation is lower than the 2007 adjustment due to vesting of share grants as noted above.  See Note 22 to the condensed consolidated financial statements for reconciliation to GAAP net income.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Credit Risk Products

Revenues

A description of the revenue streams for our Credit Risk Products operations can be found in our 2007 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

Interest income	$883	$854	3.4%	$2,750	$2,912	(5.6)%
Credit intermediation fees	1,176	3,114	(62.2)	3,541	8,498	(58.3)
Other revenues	153	86	77.9	466	223	109.0
Total revenues	$2,212	$4,054	(45.4)%	$6,757	$11,633	(41.9)%
Interest Income

Interest income on capital balances maintained at Centerline Financial decreased due to declines in interest rates period over period.  This was offset in both periods by interest income from investments in syndicated corporate debt which began at the end of 2007.  As we have since sold most of those investments, future interest income for the segment will depend upon the size of Centerline Financial capital balances and market rates of interest.

Fee Income

Fee income is comprised of credit intermediation fees, which declined as a result of the re-securitization transaction in December 2007 and the absence of fees related to the previous securitization program.

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

General and administrative	$1,669	$2,592	(35.6)%	$8,439	$7,686	9.8%
Interest expense:
Borrowings	561	40	N/M	1,440	876	64.4
Derivatives – fair value change	--	(6,411)	(100.0)	--	(1,762)	(100.0)
Depreciation and amortization	40	17	135.3	119	55	116.4
Impairment of assets	211	--	100.0	1,479	--	100.0
Total expenses	$2,481	$(3,762)	165.9%	$11,477	$6,855	67.4%

General and administrative

General and administrative expenses decreased in the current quarter due to a reduction of bonus accruals.  During the year, growth in personnel and an increase in miscellaneous expenses, including professional fees, lead to an increase for the year-to-date period.

Interest expense

Interest expense increased in the 2008 periods due to costs incurred in connection with the syndicated corporate debt warehouse line which commenced in November 2007.  This facility was repaid in October 2008.  Change in fair value of derivatives in the 2007 periods was related to credit default swaps associated with the securitization of Affordable Housing mortgage revenue bond investments.  There were no corresponding expenses in 2008 as the credit default swaps terminated as part of the December 2007 re-securitization.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Impairment of assets

We recognized impairment charges in 2008 due to the declining value of syndicated corporate debt securities.  As we determined early in 2008 that we might not hold the investments until recovery, we concluded that the declines in fair value were other-than-temporary.  We have since sold most of these investments.

Other (loss) income

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Loss on sale of assets	$(208)	$--	(100.0)%	$(735)	$--	(100.0)%

In 2008, we sold ten syndicated corporate debt investments at a loss of $1.7 million, portions of which we recognized as impairment charges in periods prior to the sales (see above).

Profitability

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change
(Loss) income before other allocations	$(477)	$7,816	(106.1)%	$(5,455)	$4,778	(214.2)%
Adjusted net loss	(504)	7,025	(107.2)	(5,275)	4,264	(223.7)

The change in income (loss) before other allocations reflects the revenues and expense changes discussed above.  Adjusted net loss includes the minority interest allocation to Natixis.  See Note 22 to the condensed consolidated financial statements for a reconciliation to GAAP net income.

Corporate Expenses

Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2008	2007	% Change	2008	2007	% Change

General and administrative	$16,663	$12,921	29.0%	$48,953	$41,254	18.7%
Interest expense	11,125	12,226	(9.0)	25,065	33,601	(25.4)
Depreciation and amortization	6,682	5,630	18.7	20,830	15,254	36.6
Write-off of goodwill and intangible assets	118,069	--	100.0	118,069	--	100.0
Total expenses	$152,539	$30,777	395.6%	$212,917	$90,109	136.3%

Expenses in our Corporate Group include central business functions such as executive, finance and legal as well as costs related to general corporate debt.

General and Administrative

Other general and administrative expenses increased by $3.7 million during the quarter and $7.7 million for the year to date.  This primarily relates to:

•	An increase of $5.0 million in rent expense for office space planned as our new headquarters ($3.1 million of which was recorded in the third quarter);

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	An increase of $2.5 million year to date related to increased professional fees, particularly audit and consulting costs; and
•	Increase in general legal costs of $0.5 million associated with litigation (see Note 23 to the condensed consolidated financial statements).

We continue to seek ways to reduce our general and administrative costs and do not expect to incur further legal costs associated with the litigation as we believe we are adequately covered by insurance.

We have recorded $16.6 million of leasehold improvements (of which $12.5 million is pending payment) related to the lease of office space planned as our new headquarters.  Given the uncertainty in the market and in an effort to control costs, we have entered into discussions with the landlord, which could result in reduced rent payments or in us paying a fee to exit the lease.  We are unable at this time to predict the result of our discussions with the landlord, including any possible payment.  If such discussions were to lead to a termination of the lease, we would write-off the leasehold improvements at that time.

Depreciation and Amortization

The increase in both periods result from amortization of deferred financing costs related to our credit facilities.

Write-off of Goodwill and Intangible Assets

For segment reporting purposes, we classify all goodwill as an asset of the Corporate Group.  In accordance with push-down accounting rules and for purposes of stand-alone financials, we also test goodwill separately at four of our legal entities.  We performed goodwill testing as of December 31, 2007, which resulted in no indication of impairment.  At September 30, 2008, there was an indication of impairment primarily caused by the continued decline in the Company’s market capitalization, which declined 74% in the nine-months ended September 30, 2008.  We believe the decline to be a function of the unfavorable market environment characterized by lack of liquidity, spread deterioration, and decline in asset values as well as general economic conditions.  As a result of our testing, we recognized an estimated $60.0 million impairment in our Corporate Group.  The third quarter test was an interim test in response to significant decline in market capitalization, as such, we will perform our annual impairment test in the fourth quarter.

As a result of the placement of Freddie Mac and Fannie Mae into conservatorship in September 2008 as well as the continuing decline in performance of AMAC and AMAC’s inability to refinance repurchase lines during the fourth quarter, we recognized the following impairments of intangible assets:

•	$55.2 million reduction in transactional relationships associated with Freddie Mac and Fannie Mae; and
•	$2.9 million reduction in transactional relationships associated with managing AMAC.

For additional information, see Note 6 to the condensed consolidated financial statements.

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

A summary of the impact the Consolidated Partnerships have on our Condensed Consolidated Statements of Operations is as follows:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$21,586	$64,278	$85,864	$20,935	$56,171	$77,106
Interest expense	(3,524)	(26,452)	(29,976)	(3,501)	(22,199)	(25,700)
Other expenses	(30,172)	(84,984)	(115,156)	(25,735)	(1,828)	(27,563)
Partnership expenses eliminated in consolidation	(20,652)	(1,174)	(21,826)	(23,518)	(143)	(23,661)
Gain (loss) on investments	(69,668)	--	(69,668)	(65,407)	(6,775)	(72,182)
Allocations to limited partners	102,408	50,573	152,981	95,994	(13,991)	82,003
Net impact	$(22)	$2,241	$2,219	$(1,232)	$11,235	$10,003

	Nine Months Ended September 30,
	2008			2007
(in thousands)	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	LIHTC Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total
Revenues	$65,585	$193,107	$258,692	$57,055	$129,556	$186,611
Interest expense	(11,942)	(85,839)	(97,781)	(15,949)	(56,065)	(72,014)
Other expenses	(94,404)	(115,324)	(209,728)	(78,669)	(4,059)	(82,728)
Partnership expenses eliminated in consolidation	(60,584)	(2,649)	(63,233)	(59,839)	(143)	(59,982)
Gain (loss) on investments	(211,311)	(4,346)	(215,657)	(214,319)	1,826	(212,493)
Allocations to limited partners	312,646	28,020	340,666	311,145	(50,255)	260,890
Net impact	$(10)	$12,969	$12,959	$(576)	$20,860	$20,284

The net impact represents the equity income we earn on our co-investments which is included in our net income (loss).  See SECTION 2 – Consolidated Results of Operations – Other Items.

The following table summarizes the number of Consolidated Partnerships at September 30:

	2008	2007
LIHTC Fund Partnerships	134	125
LIHTC Property Partnerships	55	53
CMBS Fund Partnerships	3	3
High-Yield Debt Fund Partnership	1	1

LIHTC Fund Partnerships and LIHTC Property Partnerships

The increased revenue, expense, equity loss and allocation amounts in 2008 are due to the higher number of LIHTC Fund Partnerships at September 30, 2008, as compared to the prior period.

As third party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third party investors except for the amounts shown in the table above which represent our nominal ownership.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

CMBS Fund Partnerships and High-Yield Debt Fund Partnership

The higher amounts of revenue and expenses associated with these funds are primarily due to the launching of a third CMBS fund in the third quarter of 2007 and an increase in the size of the High-Yield Debt fund since the fourth quarter of 2007.  The 2008 results also reflect asset impairment charges with respect to investments in CMBS, retained CMBS certificates and mortgage loans held for investment of $109.1 million year to date ($83.5 million in the third quarter).

SECTION 4 - LIQUIDITY AND CAPITAL RESOURCES

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

Turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

•
for our new corporate credit facility and 11.0% Preferred Shares (see Notes 9 and 14 to the condensed consolidated financial statements), the terms include a higher rate of interest or dividends, a more rapid amortization of principal and more stringent covenants than had been the norm in prior periods;

•
for asset based financing (such as we use to fund mortgage originations in our Commercial Real Estate Group), the availability of credit has been limited and the costs of such borrowings have increased;

•
for subscription financing (whereby funds we establish borrow to invest, with such borrowings secured by the equity commitments of their investors), the availability of credit is virtually non-existent, hampering our ability to close new funds;

•
with respect to short term repurchase financing, which we have used to accumulate investments in our Commercial Real Estate Group and CMBS Fund Partnerships within the Consolidated Partnerships segment, advance rates for such agreements have declined and costs have increased, compounding the effect on borrowing capacity as market values of the collateral assets have declined.  We have terminated many of these facilities and one remaining line will be terminated no later than November 2008.  Additionally, the market for issuing CDO financing has deteriorated substantially, impeding our ability to replace the repurchase financing with more cost effective permanent financing; and

•	Our share price and the general environment for equity offerings have made obtaining equity capital extremely difficult.

As of September 30, 2008, we had cash and cash equivalents available to use for operations of $26.7 million (excluding cash maintained as capital for our credit intermediation subsidiary, Centerline Financial) while borrowing and outstanding letters of credit have eliminated availability under our credit facility.
Management continues to actively pursue strategies to maintain and improve our liquidity, particularly during periods of market disruption.  In the first nine months of 2008, we sold $57.1 million of mortgage revenue bond investments that did not meet our long-term investment criteria and securitized others that were not included in the 2007 re-securitization transaction.  Additional steps and strategies we are pursuing include:

•	Obtaining financing for investments that are not pledged as security for asset-based borrowings;
•	Instituting measures to reduce general and administrative expenses, including salaries and other costs;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	Recommending to our Board of Trustees that common and preferred dividends be suspended or deferred until economic conditions improve; and
•	Selling investments that do not meet our long term investment criteria.

We expect to use the proceeds from these sources, as well as operating cash flows, to retire our obligations while also seeking alternative sources of financing or revised terms on existing facilities.  In particular, we are in discussions with the lenders of our credit facilities to:

•	amend the amortization schedule of or repay the Term Loan;
•	extend the maturity of both the Term Loan and Revolving Credit Facility; and
•	refinance or retire our Commercial Real Estate repurchase line.

Our ability to execute our business operations is dependent upon refinancing our debt and improving liquidity.  We can make no assurances, however, that the agreements will be amended as described.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short and long-term business needs, access to capital markets is impacted by market conditions, and the short- and long-term debt ratings assigned by independent rating agencies.  Moody’s lowered the Corporate family rating to B2 from Ba3, and we remain on review for further possible downgrade (refer to our 2007 Form 10-K for the ratings by entity).

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2008	2007
Cash flow from operating activities	$3,009	$222,873
Cash flow from investing activities	(7,470)	(276,339)
Cash flow from financing activities	(15,692)	3,198
Net change in cash	$(20,153)	$(50,268)

Operating Activities

The decline in operating cash flows was driven principally by reduction in cash flow due to working capital needs of $120.3 million (representing the change in operating assets and liabilities period over period).  Working capital requirements vary widely from period to period due to the timing of distributions, investment settlements and activity associated with mortgage loans held for sale.  In addition, the general economic conditions continue to hamper our ability to generate significant operating cash flows, resulting in a further reduction of $99.6 million of other operating cash flows generated in the current period as compared to 2007.

Investing Activities

In 2007 we acquired a significant level of investments in anticipation of the launch of Fund III which occurred in August 2007, for which there is no comparable activity in 2008.  In addition, general economic conditions have resulted in an overall reduction in investing activities.  Finally, we have sold more investments in the current period, in part to fund short-term liquidity needs of the business and due to changing investment strategies, particularly with respect to mortgage revenue bonds.

Financing Activities

In the current period, we utilized proceeds from our 11% Preferred Shares principally to retire notes payable.  In 2007, we increased our notes payable position, in part to fund treasury stock repurchases, which was suspended during 2007 in connection with entering into our new revolver and term facility.  Our proceeds from secured financing in both periods, although lower in 2008, have effectively covered our repayments on similar securitization arrangements as well as payments to shareholders, which also significantly declined in the current period as we reduced and then suspended our common dividend.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Liquidity Requirements after September 30, 2008

Equity distributions declared through October 31, 2008, which will be paid through November 30, 2008 are as follows:

(in thousands)
4.4 % CRA Preferred shares	$1,404
Equity Issuer Preferred shares	6,282
11.0% Preferred shares	3,610
Total	$11,296

Our Board of Trustees did not declare a dividend for our common shares.  Accordingly there are no distributions to be paid for CRA shares, SCUs or SCIs.

An additional $9.4 million of margin calls were received subsequent to September 30, 2008 and have been paid from available cash.

In October 2008, we posted additional collateral of $5.0 million after we were notified by Merrill Lynch that such collateral was needed with respect to credit intermediation transactions whereby we agree to provide agreed-upon rates of return to investors in certain LIHTC funds.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Fair Value Disclosures

In January 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In accordance with SFAS 157, we have categorized our assets and liabilities recorded at fair value into a three-level hierarchy based on the observability of the inputs to their valuations.  More information regarding the fair value hierarchy is provided in Note 20 of the condensed consolidated financial statements.

In liquid markets, readily available or observable prices are used in valuing mortgage related positions.  In less liquid markets, such as those we have encountered since the second half of 2007, we may be required to utilize other available information and modeling techniques to estimate the fair value for our positions.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  For additional information, including a discussion of the related valuation techniques for Level 3 assets, see Note 20 to the condensed consolidated financial statements.

(in thousands)	September 30, 2008	December 31, 2007
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$315,480	$288,672
Series B Freddie Mac Certificates	152,815	153,468
Mortgage revenue bonds	174,226	376,432
Retained CMBS certificates	24,872	75,328
CMBS	7,508	13,361
Mortgage servicing rights (1)	53,769	58,529
Level 3 assets held by Consolidated Partnerships:
CMBS	579,463	1,235,059
Retained CMBS certificates	313,299	482,424
CDO equity	67,817	65,060
Total Level 3 assets	$1,689,249	$2,748,333
Level 3 assets as a percentage of total fair value assets	95.8%	94.0%
(1) Financial asset fair valued on a non-recurring basis.

The primary decrease in Level 3 assets relates to CMBS held by our Consolidated Partnership segment.  These assets decreased principally due to the continuing decline in marks provided by certain dealers who make a market in these financial instruments.  The declines in fair value increased the frequency and magnitude of margin calls on repurchase financing and interest rate swap contracts at one of the CMBS Fund Partnerships.  In connection with these margin calls, we (along with other investors in the fund) loaned monies to the partnership to allow it to terminate the repurchase financing and swap contracts (see also Note 19 to the condensed consolidated financial statements).  The decline in mortgage revenue bonds is due principally to sales of certain assets, some of which were re-securitized in 2007 but were not recognized as sold until 2008 (see Note 3 to the condensed consolidated financial statements).

While, as noted above, we have the ability and intent to hold most of our assets until maturity or recovery, we have recorded impairment charges for certain assets for which we either do not have such ability or intent, or for which the underlying credit quality had deteriorated and, therefore, we may not recover our full investment.

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 3 and 8 to the condensed consolidated financial statements):

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Series B Freddie Mac Certificates	$300	$--	$7,968	$--
Mortgage revenue bonds	--	548	10,928	19,933
Retained CMBS certificates	105	--	1,182	--
Subtotal (excluding Consolidated Partnerships)	405	548	20,078	19,933
CMBS (held by Consolidated Partnerships)	4,421	--	12,406	--
Retained CMBS certificates (held by Consolidated Partnerships)	2,826	--	20,520	--
Total	$7,652	$548	$53,004	$19,933

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The table below reflects our financing obligations at the dates presented:

			September 30, 2008
(in thousands)	September 30, 2008	December 31, 2007	Available to Borrow		Maximum Commitment
Credit Facilities:
Term loan	$75,000	$140,000	$--		$75,000
Revolving credit facility	233,000	210,000	--	(1)	245,000
Other Notes Payable:
CMC warehouse line	32,460	32,302	117,540	(2)	150,000
Multifamily ASAP plus facility	14,127	58,413	N/A	(2)	N/A
Commercial real estate repurchase lines	19,818	56,912	185,182	(3)	205,000	(3)
Centerline Financial facilities	--	--	150,000		150,000
Syndicated corporate debt warehouse line	7,717	5,423	--	(4)	--
Other	233	2,838	N/A		N/A
Financing Arrangements:
Bond securitizations	62,572	14,275	N/A		N/A
Subtotal	444,927	520,163	457,722		825,000
Freddie Mac Secured Financing	426,637	548,227	N/A	(5)	N/A
Capital Structure (excluding Consolidated Partnerships)	871,564	1,068,390	457,722		825,000
Consolidated Partnerships	1,887,952	1,997,332	N/A		N/A
Total	$2,759,516	$3,065,722	$457,722		$825,000

(1)   Availability reduced by outstanding letters of credit.
(2)   Borrowings under these facilities are limited to available assets to serve as collateral.
(3)   Borrowings under these facilities are limited to available assets to serve as collateral.  In May 2008, we received notice from one lender that the $80.0 million repurchase agreement would not be extended and a termination date of November 27, 2008 was established on this facility.  There are no borrowings outstanding under the other facilities as of September 30, 2008.
(4)   Borrowings under these facilities are limited to available assets to serve as collateral.  Subsequent to September 30, 2008, we contracted to sell assets for proceeds sufficient to repay the balance.
(5)   As more fully discussed in our 2007 Form 10-K and note 10 to the condensed consolidated financial statements, the secured financing liability relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

As of September 30, 2008, we were not in compliance with all of these covenants, but we obtained waivers from the lenders of the facilities still in place.

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

During the nine months ended September 30, 2008, our CMBS Fund Partnerships made net cash payments due to increased margin call/margin receipts on repurchase facilities.  The margin calls, which were due to the continuing volatility in CMBS markets and tightening of credit by many lenders, led us to secure the bridge financing noted above during the period to replace the existing repurchase facilities.

Equity

Other than our common shares, we have several classes of equity outstanding, the carrying amounts of which are provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	September 30, 2008	December 31, 2007
Mezzanine equity:
Minority interests in subsidiaries	$99,475	$176,616
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Redeemable CRA shares	196,742	69,888
11.0% Preferred shares	129,405	--
Shareholders’ equity:
Convertible CRA shares	3,802	118,160

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of September 30, 2008, for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount
LIHTC credit intermediation (1)	$1,587,685	$32,924
Mortgage banking loss sharing agreements (2)	883,268	13,116
Credit support to developers (3)	199,231	279
Centerline Financial credit default swaps (4)	44,015	1,133
	$2,714,199	$47,452

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
(2)   The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable funding sources.   The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to  a maximum of 30 years.  The carrying value disclosed above represents the reserve we have recorded as a reduction of mortgage servicing rights, which we recognize as the fair value of the agreements.  In addition to the carrying amount above, we recorded a $1.3 million charge in the second quarter of 2008 for specific expected losses under our mortgage loan loss sharing agreement with Fannie Mae.
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

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 23 to the condensed consolidated financial statements.

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risk, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	adverse changes in real estate and credit markets, general economic and business conditions;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•	adverse changes in credit markets and risks related to the form and structure of our financing arrangements;
•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;
•	changes in applicable laws and regulations;
•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
•	competition with other companies;
•	risk of loss from direct and indirect investments in CMBS and CDOs;
•	risk of loss under mortgage banking loss sharing agreements;
•	risks associated with providing credit intermediation; and
•	risk that our shares may be delisted.

These risks are more fully described in our Form 10-K for the year ended December 31, 2007 and in Part II – Item 1A of this filing on Form 10-Q.  We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this report.  Centerline expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any  forward-looking statements contained herein to reflect any change in Centerline’s expectations with regard thereto or change in events, conditions, or circumstances on which any such statement is based.

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

Interest Rate Risk

The nature of our investments and the instruments used to raise capital for their acquisition expose us to income and expense volatility due to fluctuations in market interest rates.  Market interest rates are highly sensitive to many factors, including governmental policies, domestic and international economic and political considerations and other factors, all of which are beyond our control.  A rising interest rate environment could reduce the demand for multifamily tax-exempt and taxable financing, which could limit our ability to invest in mortgage revenue bonds or to structure transactions.  Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for multifamily housing.

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

As of September 30, 2008, of the total amount of our liabilities labeled on our Condensed Consolidated Balance Sheets as “Financing Arrangements and Secured Financing” and “Notes Payable”, $169.9 million is variable rate debt not hedged via interest rate swap agreements.  We also have escrow balances of $400.7 million maintained by our Portfolio Management Group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net increase of our pre-tax income by $0.4 million.

We manage this risk through the use of interest rate swaps as described in Note 19 to the condensed consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

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

Widening credit spreads would result in higher yields being required by the marketplace on loans and securities.  This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yields upward to meet market demands.

At September 30, 2008, a 1.0% movement in credit spreads would impact the book value of the applicable assets by approximately 2.5%.  Under the terms of our repurchase agreements, when the estimated fair value of the existing collateral declines, the lenders may demand additional collateral or repayment of debt (commonly referred to as a margin call).  This could result from principal reductions due to scheduled amortization payments, unscheduled principal payments on the mortgages underlying our investments, changes in market interest rates and other market factors.

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

b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ending September 30 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

Through November 12, 2008, we and our trustees have been named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements that (i) we have taken steps to transition our business to more of a fund manager and in connection with such action intend to reduce the dividend payable on our common shares from that which has been paid in prior years and (ii) we committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 14 to the condensed consolidated financial statements).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the plaintiff’s brief in opposition to the motion to dismiss is due by November 14, 2008.  The defendant’s reply brief will then be due December 12, 2008.  We intend to defend vigorously the claims that have been asserted against us and our officers and trustees.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  Under the scheduling order adopted by the Court, fact discovery has been completed and defendants expect to file a motion for summary judgment.

We have negotiated a settlement with the plaintiff in the Off case based on the rights offering (see Note 14 to the condensed consolidated financial statements) and which is subject to court approval.  We believe that the settlement in Off will also resolve the similar claims that have been asserted in several of the other derivative lawsuits.  If the court does not approve the settlement in Off, and/or to the extent that the Off settlement does not resolve all of the claims in the other cases, the defendants intend to defend themselves vigorously in all of the lawsuits.  An initial hearing for approval of the settlement of the Off case was held on May 23, 2008 and a second hearing was held July 15, 2008.  We are currently awaiting the judge’s decision regarding the settlement.

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

Item 1A.  Risk Factors.

In addition to those risk factors disclosed in our filing on Form 10-K for the year ended December 31, 2007, we are now subject to the following additional risk:

We are required to maintain certain listing standards in order to trade on the New York Stock Exchange.  Should we not meet these listing requirements, our common stock could be delisted from the exchange.

New York Stock Exchange (“NYSE”) listing standards require us to maintain a market capitalization of at least $75 million as long as equity is less than $75 million and an average closing price of at least $1.00 per share of common stock during any 30-trading-day period.  On October 27, 2008 we were notified by the NYSE that we were not in compliance with the NYSE standard relating to a minimum market capitalization of $75 million given our last reported equity balance.  In addition, we are below compliance with another NSYE listing standard requiring the average closing price of our common shares to exceed $1.00 over a consecutive 30-trading day period.  As long as our market capitalization remains above $25 million, we have 45 days from receipt of notice to provide the NYSE with a business plan that demonstrates compliance with the continued listing standards within 18 months, subject to acceptance and review by the NYSE.  Should our average market capitalization over a 30 trading-day period fall below $25 million, the NYSE could commence suspension and delisting procedures and it is likely that our common shares would be delisted by the NYSE.

This notification was subsequent to our common stock being moved to the NYSE’s Arca market under a non-regulatory trading halt condition called a sub-penny halt because our common stock had traded at a price of $1.05 or less.  Our common stock will continue trading on NYSE Arca market until it trades above $1.10 per share for an entire trading day.  If we are unable to comply with the continued listing standards of the NYSE, our common stock could be delisted from the NYSE.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities purchased by us

The following table presents information related to our repurchases of our equity securities during the third quarter of 2008 and other information related to our repurchase program:

Period	Total number of shares purchased	Weighted average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Common shares (1):
July 1-31, 2008	863	$1.68	--
August 1-31, 2008	101,741	2.86	--
September 1-30, 2008	1,282	2.63	--
Total common shares	103,886	$2.85	--	303,854
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

CENTERLINE HOLDING COMPANY
(Registrant)

Date: November 14, 2008	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)
Date: November 14, 2008	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)