Form 10-K
period 2008-12-31
CENTERLINE HOLDING CO
filed 2009-03-10
CIK 1043325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_____________

FORM 10-K
_____________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Securities registered pursuant to Section 12(g) of the Act:

Shares of Beneficial Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller filer (as defined in Rule 12b-2 of the Exchange Act).  Large Accelerated filer   ☐    Accelerated filer  ☒   Non-accelerated filer   ☐    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $81.7 million (based on the closing price of $1.67 per share as reported by the New York Stock Exchange on that date).

As of February 27, 2009, there were 53.0 million outstanding shares of the registrant’s shares of beneficial interest.

DOCUMENTS INCORPORATED BY REFERENCE

Part III:  Those portions of the registrant’s Proxy Statement for the Annual Meeting to be held on June 10, 2009 which are incorporated into Items 10, 11, 12, 13 and 14.

Table of Contents

CENTERLINE HOLDING COMPANY

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF
THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements.  These forward-looking statements are not historical facts, but rather our beliefs and expectations that are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	business limitations caused by adverse changes in real estate and credit markets and general economic and business conditions;
•	risks related to the form and structure of our financing arrangements;
•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;
•	changes in applicable laws and regulations;
•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
•	competition with other companies;
•	risk of loss from direct and indirect investments in commercial mortgage-backed securities (“CMBS”) and collateralized debt obligations (“CDOs”) and mortgage revenue bonds;
•	risk of loss under mortgage banking loss sharing agreements; and
•	risks associated with providing credit intermediation; and
●	risks associated with enforcement by our creditors of any rights or remedies which they may possess.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.  We are under no obligation to (and expressly disclaim any obligation to) update or alter any forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

Item 1.  Business.

BUSINESS OVERVIEW

Centerline Holding Company (OTC: CLNH), through its subsidiaries, provides real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing.  We commenced operations in October 1997 and currently have over $14.0 billion of assets under management.  Organized as a statutory trust created under the laws of Delaware, we conduct substantially all of our business through our subsidiaries generally under the designation Centerline Capital Group.  For ease of readership, however, the terms “we”,  “us”, “our” or “the Company” as used throughout this document may mean the business as a whole or a subsidiary, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

Operating on a fully integrated real estate finance and fund management platform, we provide capital at every layer of a property's capital structure and investment products at varied levels of the risk spectrum.  We have had historical success in assessing and managing real estate risk and, inclusive of our predecessors, have operated for over 36 years through varied economic and real estate cycles.  Our team of professionals, with a unique balance and combination of capital markets and real estate expertise, think creatively in order to achieve highly practical, customized solutions for real estate investors, developers and owners.

We have four business groups:  Affordable Housing, Commercial Real Estate, Portfolio Management and Credit Risk Products.  Our Corporate group, comprised of Finance and Accounting, Legal, Corporate Communications, Operations and Risk Management departments, supports these four business groups.  In addition, we consolidate certain funds we control, notwithstanding the fact that we may only have a minority, and in most cases negligible, economic interest; these funds are included in our Consolidated Partnership group.

Our Affordable Housing and Commercial Real Estate groups raise capital through a series of funds to deploy into a broad array of real estate debt and equity investments.  Our Credit Risk Products group provides credit support to affordable housing debt and equity products for our Affordable Housing group and third-parties.  Our Portfolio Management group provides primary and special loan servicing principally for commercial real estate.

Our core strategy is Buy-Watch-Fix: we seek to invest prudently, monitor performance diligently and manage investments aggressively. One of our strategic goals is to increase our assets under management (which creates greater earning power for the Company), and to increase primary and special servicing for third parties. As of December 31 of each of the past three years, our assets under management and servicing portfolio consisted of the following:

(in millions)	2008	2007	2006	Compound Annual Growth Rate (2006-2008)
Commercial Real Estate
CMBS Funds	$1,475.4	$1,475.4	$890.1	28.7%
High-Yield Debt Investment Entities	535.7	556.6	442.1	10.1
Joint Venture Equity Funds	179.4	225.6	76.9	52.7
CDO Collateral Management	1,451.7	--	--	100.0
Third Party Commercial Loan Portfolio	550.7	--	--	100.0
Affordable Housing
Tax Credit Funds	9,856.9	9,694.4	8,525.9	7.5
Total assets under management	$14,049.8	$11,952.0	$9,935.0	18.9%

Servicing portfolio(1)	$21,564.0	$30,220.1	$21,331.6	0.5%
Named special servicer	113,823.2	116,915.9	66,772.3	30.6
Total servicing portfolio	$135,387.2	$147,136.0	$88,103.9	24.0%
(1) Includes agency, pre-securitization, private label loans and conduit and other (excludes those held on our own account).

With respect to operations, our revenues and equity earnings are primarily derived from investment management, and investment and transactional income.  Investment management includes origination, asset management, servicing and incentive fees.  Investment income includes interest income from investments we hold for our own portfolio and equity earnings related to co-investments in our Commercial Real Estate funds.  Transactional income includes origination fees paid to us by borrowers and credit intermediation fees from our credit risk products.

Business Groups

Affordable Housing

Our Affordable Housing group primarily focuses on providing equity and debt financing to properties that benefit from the Low-Income Housing Tax Credit (“LIHTC”) or other structures aimed at promoting the development of multifamily properties (collectively “Tax Credit”).

Equity Financing

The LIHTC was established to promote the development of rental housing units for low-income families.  We sponsor and manage funds for institutional and retail investors that invest in affordable housing properties nationwide.  Since the inception of the LIHTC program, we have been an industry leader in fund origination and management with significant market share, having raised over $9.8 billion in equity capital (which we currently manage) from these institutional and retail investors.  As a sponsor of more than 145 public and private real estate investment programs, we have provided financing for over 1,400 affordable rental properties in 47 states, Puerto Rico and the District of Columbia.

Management of these funds involves fund origination, property acquisition, underwriting, asset management and administration.  Revenues earned include:

•	investment management fees such as acquisition fees and allowances to cover origination and underwriting costs, paid at closing and recognized as properties are acquired within the fund;
•	partnership management fees for administrative services, paid at closing and generally recognized over five years; and
•	asset management fees and expense reimbursements, paid and recognized over the life of the fund as earned provided that collection is reasonably assured.

With respect to certain Tax Credit equity investment funds, we provide specified returns to investors for a fee paid at closing (see also Credit Risk Products discussion below).  We generally recognize the fee over the applicable risk-weighted periods, which generally comprise the life of the fund, on a straight-line basis.

Debt Financing

Historically, we acquired mortgage revenue bonds that finance multifamily affordable housing projects.  In December 2007, we re-securitized most of our Affordable Housing mortgage revenue bond portfolio with the Federal Home Loan Mortgage Corporation (“Freddie Mac”), whereby, for accounting purposes, most of the re-securitization was treated as a sale.  In connection with the transaction, we retained $377.5 million in senior Freddie Mac credit enhanced certificates that collateralize the preferred shares of one of our subsidiaries, a high-yielding residual interest in the portfolio and servicing rights.  Subsequent to the re-securitization transaction, we earn interest income allocated to the high-yielding residual interest.

While we are not currently acquiring mortgage revenue bonds, we originate, underwrite and service mortgage loans for affordable housing properties via the same agency programs used by our Commercial Real Estate group with respect to mortgage originations (for further discussion of these programs, as well as the types of fees earned, see Commercial Real Estate below).  This group also earns servicing fees related to the mortgage revenue bonds re-securitized and mortgages it originates.

Commercial Real Estate

Our Commercial Real Estate group provides a broad spectrum of financing and investment products for multifamily, office, retail, industrial, mixed-use and other properties throughout the United States.  In partnership with our capital sources, including pension funds, investment banks, Wall Street conduits and government-sponsored entities (“GSEs”), we tailor products to meet the financing needs of our clients.  Our state-of-the-art commercial real estate origination, pricing and underwriting platform provides us with the capacity to competitively finance all commercial property types.

Debt Product Origination

We originate, underwrite and service mortgage loans for commercial properties nationwide (prior to 2008, the Commercial Real Estate group also included debt product origination for affordable housing properties which is now in our Affordable Housing group) and for the funds we manage.  In 2008, we originated over $1.0 billion of commercial mortgage loans for our investor partners. We are a market leader in the agency lending business, closing and delivering mortgages to the Federal National Mortgage Association (“Fannie Mae”) under its Delegated Underwriting and Servicing (“DUS”) program and to Freddie Mac under the Freddie Mac Program Plus (“Program Plus”) and Delegated Underwriting Initiative (“DUI”) programs.

Mortgage loans we originate for our investment partners are often closed in our name, using cash borrowed from a warehouse lender, and sold to the investor partner from one week to three months following the loan closing.  We use the cash received to repay the warehouse loans.  We do not retain any interest in any mortgage loans except for mortgage servicing rights (“MSRs”) and certain contingent liabilities under the loss-sharing arrangements with Fannie Mae (DUS) and Freddie Mac (DUI) programs.  We may also originate loans for the funds we manage.

We earn transactional-based origination fees recognized upon settlement of the sale of the loans to the investor partner.  We retain interest earned on loans prior to sale.  For those loans we service, we earn servicing fees and various related fees (e.g., assumption, substitution, modification, prepayment penalties).  The recognition of servicing and related fees is split between the Commercial Real Estate and Portfolio Management groups.

Fund Management

In addition to our direct debt and equity origination platform and dependent upon market conditions, we are a buyer of real estate debt securities, including high-yield commercial mortgage backed securities (“CMBS”), preferred equity and collateralized debt obligation (“CDO”) securities for the investment funds we manage.  These investments are typically purchased at primary issuance rather than in the secondary market.  We typically co-invest 5% in the Commercial Real Estate funds and entities we manage, although some co-investments may be for a lesser or greater share.

The funds finance their investments through equity contributions from their investors, and through proceeds from available debt facilities at the fund level which is non-recourse to us, as they are secured by fund assets or equity subscriptions.  Once these funds accumulate investments of appropriate number, size and diversity we seek to replace these debt facilities with long-term non-recourse, matched term funding secured by the investments, to the extent available.  In February 2008, one of the CMBS Fund Partnerships received loans of $295.0 million from certain members of the fund (excluding $22.3 million from us which is eliminated in consolidation).  Proceeds from the loan were used to repay all outstanding repurchase agreement and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the CMBS Fund Partnership.  See also Note 17 to the consolidated financial statements.

CMBS Funds

We currently manage three high-yield CMBS funds, which have aggregate committed equity of approximately $1.5 billion.  Our strategy with CMBS investments is long-term in nature. The majority of CMBS are rated and backed by pools of commercial real estate mortgages, traded both publicly and privately.  To date, the funds have primarily invested in “high-yield CMBS” which consist of CMBS securities rated “BB+” and lower (including non-rated).  Investing in high-yield CMBS requires an understanding of the expected cash flows of the underlying real estate.  Since each CMBS security typically comprises the cash flows of loans secured by hundreds of discrete real estate properties, our funds provide investors access to this market without requiring the investors to incur the cost to develop the infrastructure and personnel needed to make knowledgeable investments in the high-yield CMBS market.

With respect to CMBS funds, we earn investment management fees (including incentive fees) based on certain events in the fund life-cycle.  These fees and our portion of the funds’ earnings from our co-investments are recognized as equity income.  We also earn interest income from warehoused investments and any residual or re-securitization certificates we hold for our own account.  Our Portfolio Management group also earns fees from special servicing of the fund’s investments (see Portfolio Management discussion below)

High-Yield Debt Investment Fund

Centerline Real Estate Special Situations Mortgage Fund LLC (“CRESS”) is a high-yield debt investment fund we manage that invests in bridge loans, subordinate interests in first mortgages (“B-notes”), CDO securities and mezzanine loans.  As of December 31, 2008, CRESS had $535.7 million of committed equity, the majority of which is invested.  We earn equity income from our co-investment in CRESS, investment management fees (including possible incentive fees) and expense reimbursements.  Our Portfolio Management group also earns servicing and CDO asset management fees related to the fund’s investments (see Portfolio Management discussion below).  We also manage American Mortgage Acceptance Corporation (“AMAC”); however, its board has begun a process of determining a plan of liquidation.

Joint Venture Equity Fund

We currently manage a joint venture equity fund, Centerline Urban Capital (“CUC”), which has $179.4 million of committed equity and whose majority investor is the California Public Employees’ Retirement System (“CalPERS”).  CUC focuses on equity investments in multifamily properties in major urban markets.  We earn income from CUC predominantly from asset management fees and possible incentive fees, as well as equity income from our co-investment.

CDO Collateral Management and Third Party Commercial Loan Portfolio

We currently act as collateral manager for two CDOs and also manage a commercial loan portfolio for a third party.  CRESS owns the equity and certain amounts of the debt of the two CDOs.  We earn investment management and servicing fees.  The servicing functions are performed by our Portfolio Management group.

Portfolio Management

Our Portfolio Management group principally monitors commercial real estate loans and investments that our Commercial Real Estate group originates and acquires for its own account and for the investment funds they manage and that our Affordable Housing group acquires.  We also provide primary and special servicing to third parties.

Through our proprietary technology, our Portfolio Management group has access to property and market information on over 18,000 properties within our investment funds and servicing portfolio.  Our constant monitoring, we believe, enables us to detect issues early and develop the best possible solutions to preserve our funds' investments and to assess risks prior to investing.

Primary Servicing

At December 31, 2008, our primary loan servicing portfolio totaled $22.0 billion and consisted of:

(i)	$8.8 billion of loans serviced on behalf of our Commercial Real Estate group for Fannie Mae, Freddie Mac and other agencies;
(ii)	$6.3 billion of interim servicing, which is short-term servicing of commercial mortgage loans on behalf of third parties prior to securitization;
(iii)	$1.4 billion of “private label” servicing for third parties; and
(iv)	$5.5 billion of loans within our managed investment funds, on behalf of third parties and their funds or for our own account.

Our primary servicing platform carries an “Above Average” rating from S&P and a “CPS2-” rating from Fitch.

Special Servicing and CDO Asset Management

When a loan or investment does not perform, our special servicing department, comprised of seasoned real estate professionals, develops and executes action plans intended to provide the best resolution for the investment.  At December 31, 2008, our special servicing portfolio totaled $2.1 billion. In addition, we are the named special servicer on over $113.8 billion of commercial loans through the assets held in our CMBS Fund Partnerships.  In addition to asset resolution, our special servicing department processes loan modifications and assumptions within our servicing and special servicing portfolio.  Our special servicing platform carries a "Strong" rating from S&P and a "CSS1" rating from Fitch (both the highest ratings).  As a CDO asset manager, we carry a “CAM2” rating from Fitch (the second highest rating for a CDO asset manager).

Our Portfolio Management group recognizes asset management fees as earned on an accrual basis, servicing fees as earned over the servicing period and interest income on servicing escrow balances as earned.

Credit Risk Products

Through our Credit Risk Products group, we have provided credit intermediation, primarily in the form of credit default swaps (“CDS”) to facilitate the delivery of specified rates of return on some of the Tax Credit funds our Affordable Housing group originates.  We provide CDS through Centerline Financial LLC (“Centerline Financial”), a AAA-rated subsidiary we launched in 2006 in partnership with Natixis Capital Markets North America Inc (“Natixis”).  Natixis currently owns 10% of Centerline Financial.  Prior to Centerline Financial receiving an entity-level rating, Natixis supported the credit intermediation this group provided.  Our current outlook is that little, if any, new business will be carried out in our Credit Risk Products group in the near future given current market conditions.

Our Credit Risk Products group earns income and cash flows from credit intermediation fees, received in advance, are generally deferred and recognized over the applicable risk-weighted periods, which generally comprise the life of the fund, on a straight-line basis.  For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years.  For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.  Our Credit Risk Products group also earns interest from investing the capital maintained to support issued CDS.

Consolidated Partnerships

Consolidated Partnerships consist of four groups:

•	funds our Affordable Housing group originates and manages (“Tax Credit Fund Partnerships”);

•	property level partnerships for which our Affordable Housing group has assumed the role of general partner or for which we had foreclosed upon the property (“Tax Credit Property Partnerships”);
•	funds our Commercial Real Estate businesses manage, which invest in CMBS and associated re-securitization trusts (“CMBS Fund Partnerships”); and
•	CRESS, the high-yield debt partnership our Commercial Real Estate business manages (“High-Yield Debt Fund Partnership”).

While we have little or no equity interest in the Tax Credit Fund and Property Partnerships, we typically co-invest 5% in the CMBS Fund and High-Yield Debt Fund Partnerships, although some co-investments may be for a lesser or greater share.  Although we do not have majority ownership, we control the operations of these partnerships and therefore consolidate them in our financial statements.  The amounts of assets included in our consolidated balance sheets differ from the amounts we refer to as “Assets Under Management” as the carrying amounts reflect mark-to-market adjustments for certain investments, absorption of operating losses for equity investments and other factors.

The Tax Credit Fund Partnerships earn equity income from investments in tax credit property partnerships.  As these funds are designed to generate tax benefits for their investors, that equity income is typically negative and virtually all of the income is allocated to the investors.  The Tax Credit Property Partnerships earn rental revenues from operating affordable housing properties.  The CMBS Fund Partnerships and the High-Yield Debt Fund Partnerships earn revenue (primarily interest) from their respective investments.

Funding of Operations

We intend to fund our operations through cash provided by operations, existing facilities, and monetization of non-core assets.

Turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced more constrained credit in the following areas:

•
for asset-backed financing (such as we use to fund mortgage originations in our Commercial Real Estate and Affordable Housing groups), our financing facilities have remained constant which could limit our flexibility should origination activity increase beyond current levels.  In addition, we anticipate increased costs of funds upon renewal of facilities in the future;

•
Our share price and the general environment for equity offerings have made obtaining equity capital extremely difficult.  Additionally, the 11.0% Cumulative Convertible Preferred Shares (“11.0% Preferred Shares”) that we issued in January 2008 (see Note 19 to the consolidated financial statements) have dividend requirements at a significantly higher rate than we historically paid;

•
for our Term Loan and Revolving Credit Facility (see Note 14 to the consolidated financial statements), the terms include a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities without lender approval) than had been the norm in prior periods. In addition, with the exception of dividends related to our Centerline Equity Issuer Trust I subsidiary (“Equity Issuer”) and distributions from our REIT subsidiary, our Term Loan and Revolving Credit Facility, prohibit us from paying common and preferred dividends (see also Item 1A.  Risk Factors – Risks Related to Investing in Our Company); and

•
constriction in credit markets has made it difficult to expand our Commercial Real Estate fund management business especially at leverage levels achieved in prior years.  The market also has fewer investors.

These funding sources are described in detail in ITEM 7 - Management’s Discussion and Analysis – SECTION 4 - Liquidity and Capital Resources and in Notes 14, 15, 19 and 20 to the consolidated financial statements.

Competition

We face competition both in terms of new competitors and new competing products.  From time to time, we may be in competition with private investors, various financial institutions, GSEs such as Fannie Mae and Freddie Mac, mutual funds, domestic and foreign credit intermediators, investment partnerships and other entities with objectives similar to ours.  Although we operate in a competitive environment, competitors focused on providing all of our custom-designed programs are relatively few.  Specifically:

•
our Affordable Housing group competes directly with other Tax Credit syndicators seeking to raise capital for tax advantaged funds, some of which offer credit intermediation for their funds.  We also compete with regional and national banks that directly acquire Tax Credit property investments;

•
our Commercial Real Estate group competes with other real estate fund management companies that directly acquire CMBS debt instruments and joint venture equity.  In addition, with respect to mortgage origination we are in competition with other licensed DUS lenders which originate multifamily mortgages on behalf of Fannie Mae, other Freddie Mac Program Plus lenders, other companies that participate in the DUI program as well as numerous banks, finance companies and others that originate mortgages for investment or resale; and

•	our Portfolio Management group competes with other primary and special loan servicers.

Continuing realignment within the financial services sector could eliminate some competitors or introduce new ones.  Likewise, business to be generated by any government programs to address the credit crisis could attract companies as competitors for attractive investments or the provision of asset management and servicing functions.

Some of our competitors have substantially greater financial and operational resources than we do.  In addition, affiliates of some of our managing trustees may form entities to engage in businesses that could be competitive with us, but, at this time we are not aware of any other single business that has all of our real estate financing and investing products (see Risks Related to Investing in Our Company in Item 1A below).  We feel we can effectively compete against other competitors and at the product level due to:

•	our on-going relationships with developers and borrowers;
•	our diversified product platform; and
•	our performance track record of operating a highly rated servicing and special servicing platform.

Tax Matters

Our CMBS and High-Yield Debt Fund Partnerships investments, which are included in our Commercial Real Estate group, are held in vehicles which, if certain requirements are met, do not incur taxes.  As such, the income from those businesses does not subject us to income taxes.  Likewise, some of our pre-tax income is derived from tax-exempt mortgage revenue bond investments, including the Freddie Mac re-securitization certificates included in our Affordable Housing group, which are held within flow-through entities.

Tax Credit fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses, however, are conducted in corporations and are subject to income taxes.  Our Corporate group is also housed in a corporate entity subject to taxation.  Our corporate entities generally have losses for book purposes principally because the distributions paid on the minority interests in our corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses.

Our parent trust is a Delaware statutory trust.  We pass through our income/loss, including federally tax-exempt income, to our shareholders for inclusion in their tax returns.

Governance

We are governed by a board of trustees comprised of eight managing trustees, five of whom are independent.  Our board of trustees has four standing committees:

(1)	Audit;
(2)	Compensation;
(3)	Nominating/Governance; and
(4)	Finance (formerly the Capital Markets and Investment committees).

The Audit, Compensation and Nominating/Governance committees consist entirely of independent trustees.

Employees

Our subsidiaries had approximately 375 employees at December 31, 2008, none of whom were parties to any collective bargaining agreement.

Regulatory Matters

The mortgage origination business within our Affordable Housing and Commercial Real Estate groups is subject to various governmental and quasi-governmental regulations.  As noted above, we are licensed or approved to service and/or originate and sell mortgage loans under Fannie Mae and Freddie Mac programs.  Fannie Mae and Freddie Mac are federally chartered public corporations that require our subsidiaries to meet minimum net worth and capital requirements and to comply with other reporting requirements.  Mortgage loans made under these programs are also required to meet the requirements of these programs.  In addition, under Fannie Mae’s DUS program, one of our subsidiaries has the authority to originate loans without a prior review by Fannie Mae and is required to share in the losses on loans originated under this program.  If it fails to comply with the requirements of these programs, the agency can terminate our license or approval.  In addition, Fannie Mae and Freddie Mac have the authority under their guidelines to terminate a lender’s authority to originate and service their loans for any reason.  If our authority is terminated under any of these programs, it would prevent us from originating or servicing loans under that program.  As a condition for receiving Fannie Mae and Freddie Mac’s approval of acquisitions for our mortgage banking businesses, we are required to guarantee such business’ obligations under these programs.

Additional Information

Additional information about Centerline Holding Company and its subsidiaries beyond what is included in this Form 10-K, including our Code of Business Conduct and Ethics, is available at www.centerline.com.  As soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”) we make available, on or through our website, free of charge:

•	our annual report on Form 10-K;
•	our quarterly reports on Form 10-Q;
•	our current reports on Form 8-K;
•	our proxy filings; and
•	amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

You may also read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0300.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  We will provide a copy of any of the foregoing documents upon request.

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
7.	Risks Related to Investing in Our Company

1.  General Risks Related to Our Business

We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt obligations

Our outstanding debt could limit our operational flexibility, limit our ability to raise additional capital or otherwise adversely affect our financial condition.  Capital limitations could affect our ability to grow assets under management, a major aspect of our business plan, since we achieve at least part of this growth through co-investment in sponsored funds and by initially warehousing investments for new funds, both of which require capital.  Furthermore, turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing, our ability to raise capital has been negatively impacted by a sharp decline in our common share price and our Term Loan and Revolving Credit Facility include significant limitations.

We are subject to the risks normally associated with outstanding debt, including the risks that:

•	our vulnerability to downturns in our business is increased, requiring us to reduce expenditures we need to expand our businesses;
•	our cash flow from operations may be insufficient to make required payments of principal and interest;
•	we may be unable to refinance existing indebtedness; and
•	the terms of any refinancing may be less favorable than the terms of existing indebtedness.

In December 2008, we amended our Term Loan and Revolving Credit Facility.  The amended agreement contains limitations, including:

•	incurring additional unsecured indebtedness without lender approval;
•
declaring and paying dividends, as described further in “We are currently restricted from paying dividends and non-payment of dividends could result in the addition of members to our board” under Risks Related to Investing in Our Company below;

•	new business investment without lender approval; and
•	conducting transactions with our affiliates.

In addition, under our Term Loan and Revolving Credit Facility, we are required to raise a minimum of $5.5 million by collecting or selling assets deemed to be non-core during 2009 and utilize such proceeds to pay down amounts owed under the facilities (described further in “Our assets are pledged and there are restrictions on securitizing/monetizing them” below). Further, proceeds of certain transactions must be used to repay the outstanding balances under these facilities. The outstanding balance on the Term Loan is required to be reduced to $39.0 million by July 15, 2009 and is due in full by December 31, 2009.  The outstanding balance on the termed-out portion of the Revolving Credit Facility is required to be reduced to $190.0 million by June 30, 2010, and is due in full by September 30, 2010.

See the description of our existing facilities under “ITEM 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – SECTION 4 – Liquidity and Capital Resources.”

If markets continue to experience volatility and general tightening of credit, we may be unable to achieve our strategic goals.  Alternatively, the debt we do arrange may carry a higher rate of interest, thereby decreasing our net income and cash flows.  As a result, certain growth initiatives could prove more costly or not economically feasible.  A failure to meet required amortization  payments of our debt facilities, renew our existing credit facilities, to increase our capacity under our existing facilities or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

While we would pursue any options available to us in order to avoid the consequences of covenant default (such as working with our creditors to extend, modify or restructure our obligations, dispose of our assets or adjust our business, or otherwise pursue strategic and financial alternatives available to us in order to preserve enterprise value), we can provide no assurance that such efforts would enable us to avoid defaults on or the acceleration of our obligations or if implemented will not involve a substantial restructuring or alteration of our business operations or capital structure

Our businesses, results of operations and financial condition have been materially and adversely affected by recent market conditions

During 2008, worldwide economic conditions significantly deteriorated, including a steep decline in equity markets (which continue to be extremely volatile), lack of liquidity, widened credit spreads, lack of price transparency and the collapse of several prominent financial institutions.  Global regulators and central banks have taken a number of unprecedented steps to address these issues, but it is unclear whether these measures will be effective, or, if effective, when the markets will stabilize.

We have been materially and adversely affected by these conditions and events in a number of ways, including:

•	severe and continued declines to the market values of the investment portfolios of Consolidated Partnerships, leading to significant other-than-temporary impairments;
•	a general decline in business activity caused by stagnation in the many markets in which we operate; and
•
curtailment of our liquidity as described in “We may be unable to raise capital or access financing on favorable terms, or at all, and we may also be unable to repay or refinance our debt obligations” above.

Until markets recover, our businesses may continue to be negatively impacted.  Furthermore, there can be no assurance, even with government intervention, that we will resume levels of business activities we experienced in the past.

Our investments are relatively illiquid and would be difficult to sell, or to sell at acceptable prices

Most of our investments such as CMBS, retained CMBS certificates, Freddie Mac Certificates, investments in tax credit property partnerships and mortgage loans lack a regular trading market.  If a situation arises where we require additional cash, we could be forced to liquidate some or all of our investments on unfavorable terms (if any sale is possible) adversely affecting our results of operations, liquidity and financial condition.  Additionally, the loss of future income from these investments would negatively impact our results of operations and cash flows in future periods.

We rely upon business relationships which may not continue

We rely upon relationships with key investors and developers.  If these relationships do not continue, or if we are unable to form new relationships, our ability to generate revenue will be adversely affected.  Specifically, in 2008:

•
five key investors provided approximately 91.9% of the equity capital raised by tax credit syndication funds we sponsored (JP Morgan Chase & Co. and HSBC Bank USA, N.A. each provided over 10.0% of the equity raised). Although Fannie Mae and Freddie Mac were not investors of equity capital in these funds during 2008, they were significant investors in such funds in prior years, having contributed 13.3% of the equity capital raised in 2007;

•
five key developers provided approximately 65.8% of the tax credit properties for which we arranged equity financing (Penrose Properties, Inc. and Related Apartment Preservation LLC. each provided over 10.0%) ;

•	Fannie Mae and Freddie Mac were the purchasers of 99.0% of the loans originated by our Commercial Real Estate and Affordable Housing groups in 2008; and

•	Freddie Mac is the counterparty to the re-securitization of our mortgage revenue bond portfolio.

Our ability to generate revenue through mortgage sales to institutional investors largely depends on programs sponsored by GSE’s, including Fannie Mae and Freddie Mac, which facilitate the issuance of mortgage-backed securities in the secondary market.  The federal government has placed Fannie Mae and Freddie Mac in conservatorship in an attempt to stabilize those GSEs, but the full impact of the conservatorship is yet to be determined.  We are not involved in the single family home mortgage business but we are involved with Fannie Mae and Freddie Mac with respect to the multifamily rental housing finance business, which extends across our Affordable Housing, Commercial Real Estate and Portfolio Management groups.  Our agreements with Fannie Mae and Freddie Mac, which afford us a number of advantages, may be canceled by the counterparty for cause.  Cancellation of one or more of these agreements would have a material adverse effect on our operating results and could result in further disqualification with other counterparties and other materially adverse consequences.

There can be no assurance that we will be able to continue to do business with our key investors and developers or that new relationships will be formed.  Factors beyond our control may cause investors or purchasers to curtail their activities.  Developers may also experience financial difficulties that would, in turn, reduce the amount of business we transact with them.  If developers were to fail, it could also lead to some of the adverse consequences listed under “There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows” below.

We also rely upon relationships with providers of products in which we invest (e.g. CMBS) and investors who invest in the funds which we manage.  Many of these businesses with which we had existing relationships are no longer in business or have been recently acquired by other institutions, and it will be necessary for us to build new relationships with CMBS issuers, Wall Street firms, banks and insurance companies who create and sell high-yield debt products, in order to obtain product for our own account or for funds that we manage.

By reason of their regulated status, certain of our investors have regulatory incentives to invest in our sponsored investment funds in addition to the economic return from such investments.  A change in such regulations could result in determinations by such investors to seek other investment opportunities.

The inability to generate new income sources and to maintain our recurring income arrangements could have a negative impact on our net income and cash flows

Two revenue sources in our Affordable Housing group are transaction fees generated by our origination of new tax credit investment funds and recurring fees payable by existing and future funds.  Transaction fees are generally “up-front” fees that are generated:

•	by the origination of new investment funds; and
•	upon investment of the capital raised in an investment fund.

Recurring fees are generated by the ongoing operation of investment funds we sponsor and/or manage, some of which have finite lives.  With respect to funds originated in our Commercial Real Estate group, equity income is earned for our role as manager, our co-investment and our incentive fees.  The termination of one or more of these recurring arrangements, or the inability to sponsor new funds that generate new income, would reduce net income and cash flows.  Additionally, the terms of our Credit Facility restrict our ability to co-invest in new funds without lender consent.  There can be no assurance that existing arrangements will not be reduced or terminated or that we will be able to realize revenues from new investment funds.

Likewise, we earn fees for originating loans and ongoing fees for servicing loans.  A decline in origination volume or the loss or termination of a servicing arrangement could adversely affect our results of operations and reduce net income and cash flows.  There can be no assurance that existing recurring fee arrangements will not be reduced or terminated or that we will be able to realize revenues from new business.

There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows

Through our subsidiaries, we derive a large portion of our earnings by:

•	originating and managing funds that provide equity to tax credit property partnerships;
•	originating and managing funds that originate or acquire direct mortgage loans, high-yield CMBS or joint venture equity;
•	investing in mortgage revenue bonds; and
•	originating and servicing mortgages.

Our success depends in large part on the performance of the properties underlying these investments, which subjects us to various types and degrees of risk, including the following:

•	the properties might not generate sufficient income to meet their operating expenses and payments on the related debt and/or operating expenses may escalate leading to the same result;
•	economic conditions may limit the amount of rent that can be charged at the properties, the timeliness of rent payments or a reduction in occupancy levels;
•	there may be rent limitations for certain properties that could limit our ability to generate the funds necessary to maintain the properties in proper condition;
•	if an investment defaults, the fair market value of the property securing such investment may be less than the principal amount of the investment;
•
there are certain types of losses which are either uninsurable or not economically insurable; as a result, the owners of the real estate securing our investments could be required to pay for such costs; and

•	a guarantor may be unable to fulfill its obligations.

All of these conditions and events may increase the possibility that, among other things:

•	a property owner may be unable to meet its obligations to us as holder of its debt;
•	a property owner may default on a mortgage for which we have a loss-sharing obligation;
•	a fund may not be able to pay our fees;
•	a fund may not generate the return that we have committed to provide and we may be called upon to satisfy the promised return;
•	our incentive fees from fund management may be subject to recapture if the funds do not reach overall investment hurdles; and
•	we could lose our invested capital and/or anticipated future revenue.

This could decrease the fair value of our investments, lower the fair value of assets we pledge as collateral, impair our ability to generate new business and negatively affect our net income and cash flows.

We may suffer adverse consequences from changing interest rates

Because a portion of our debt is variable rate and not hedged, an increase in interest rates could negatively affect our net income and cash flows.  Additionally, increasing interest rates may:

•	reduce the fair value of our investments or the investments of funds we manage and residual interests in securitization transactions;
•	decrease the amount we could realize on the sale or financing of those investments;
•	reduce the income and incentive fees from funds that we manage;
•	reduce the number of properties economically feasible to finance;
•	reduce the demand for financing, which could limit our ability to originate loans or to structure transactions, thereby reducing fees and interest we receive;
•	increase our borrowing costs;
•	restrict our access to capital; and
•	cause investors to find alternative investments that are more attractive than the equity funds we sponsor.

Conversely, falling interest rates may prompt historical renters to become homebuyers, in turn potentially reducing the demand for the multifamily rental housing we finance.  In addition, current market conditions have led to increased foreclosures, resulting in greater supply of low-cost homes which could lower the demand for multifamily rental housing.  Further, a portion of our net income is generated by interest income we earn on mortgage escrow deposits.  If interest rates decrease, our revenue decreases as well.

Furthermore, strategies we may follow to address these risks carry risks of their own, including, but not limited to:

•	the potential inability to refinance variable-rate debt at terms we find acceptable;
•	lack of availability of alternate sources of fixed-rate or lower cost financing;
•	default by interest rate swap counterparties on their obligations to us;
•	our inability to match the duration or reset periods of assets and liabilities that we want to mitigate the effect of changing rates; and
•	other efforts to manage risks related to changes in interest rates that may not be successful.

If a change in interest rates causes the consequences described above, or otherwise negatively affects us, the result could adversely affect our ability to generate net income or cash flows.

We may be unable to raise capital for new investment funds

A large part of our net income is based on fees and equity income we earn for originating or managing investment funds, many of which have finite lives.  Our current strategy to expand our position as an asset manager is dependent upon our ability to attract investors to funds we originate.  Additionally, the terms of our credit facilities restrict our ability to co-invest in new funds (without lender consent) which may prevent others from investing.  If we are not successful in originating funds to expand our business and to replace others as they approach the end of their life cycles, our ability to earn income and generate cash flows will decline.

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

Certain management agreements have finite terms and may not be renewed which could negatively affect our net income and cash flows

We receive fees or equity allocations from investment funds we sponsor and manage.  These funds generally do not require or authorize their investors to approve the funds’ management arrangements with us as we will generally have controlling interests in the funds or the entities which control the funds.  However, our management is subject to the fiduciary duty to the investors in those funds, which may affect our ability to continue to collect the fees and equity allocations.  Furthermore, the organizational documents of certain of these funds allow for the investors to remove us as general partner or managing member without cause or upon the occurrence of certain events.  Although the funds will generally be required to pay fair market value if they exercise this right, our right to receive future fees would terminate and there can be no assurance that the payment will fully compensate us for the future loss in revenue.  Finally, many of these funds have finite lives, after which they are liquidated.  The termination of a fund will result in a termination of the fees we receive from it.

Heightened competition may negatively impact our earnings

We are subject to competition in all of our business lines, as described in Item 1. – Business – Business Overview – Competition.  As competition increases, we may experience compression in the level of profits we earn on our various investments and financing products due to, among other things:

•	reductions in the rate of fees we earn from originating and managing funds;
•	reductions in the rate of interest we earn on investments;
•	reductions in the rates of origination and servicing fees for mortgages; and
•	lower levels of discounts at which high-yield investments may be purchased.

As we often borrow funds to make investments, rising interest rates may compound this issue.  Absent cost reductions, such compression may not permit us to enjoy the margins we have achieved historically, thereby lowering our revenues and net income.

Other parties have the first right to cash flows from our residual interest investments

Because of our utilization of securitizations, we own certain on balance-sheet residual interests subordinate in right of payment to other senior securities.  There are risks in owning such residual interests that could adversely affect our net income and cash flows, including:

•
the risk that borrowers may not be able to make payments, resulting in us, as the holder of the residual interests, receiving principal and interest payments that are less than expected or no payment at all; and

•	the risk that the holders of the senior interests may control the ability to enforce remedies, limiting our ability to take actions that might protect our interests.

Further, the cash flows we receive for many of these investments are specifically pledged and must be used to reduce the balance outstanding under our credit facilities.  Any reduction in the cash flows as noted above could prevent us from reducing our debt to required levels as of specified dates, thereby causing us to be in default of the agreements.

Our assets are pledged and there are restrictions on securitizing/monetizing them

Substantially all of our assets have been pledged as collateral in connection with our debt facilities and credit intermediation activities and we may not have full access to them until we exit the related programs.  This may prevent us from entering into other financing agreements at terms more favorable than under existing agreements.  Also, if we are unable to meet the payment terms under the related agreements, we may be forced to sell certain assets, which could result in losses and the elimination of income and cash flows we currently earn.

There are risks of loss associated with our mortgage originations that may negatively impact our net income and cash flows

In our DUS program, we originate loans through one of our subsidiaries that are thereafter purchased or credit enhanced by Fannie Mae.  For most of these loans, we retain a first loss position with respect to loans that we originate and sell under this program.  For these loss sharing loans, we assume responsibility for a portion of any loss that may result from borrower defaults, based on the Fannie Mae loss sharing formulas, and Fannie Mae risk Levels I, II or III.  All of the 866 loss sharing loans in this program as of December 31, 2008 were Level I loans.  For such loans, if a default occurs, we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; any remaining loss is borne by Fannie Mae.  For Level II and Level III loans, we may carry a higher loss sharing percentage.

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

We also participate in loss sharing transactions under Freddie Mac’s DUI program whereby we originate loans that are purchased by Freddie Mac.  Under the terms of our master agreement with Freddie Mac, we are obligated to reimburse Freddie Mac for a portion of any loss that may result from borrower defaults on DUI transactions.  For such loans, if a default occurs, our share of the loss will be the first 5% of the unpaid principal balance and 25% of the next 20% of the remaining unpaid principal balance to a maximum of 10% of the unpaid principal balance.  The loss on a defaulted loan is calculated as the unpaid principal amount due, unpaid interest due and default resolutions costs (taxes, insurance, operation and foreclosure costs) less recoveries.

Our maximum “first loss” exposure under the DUS and DUI programs is detailed in ITEM 7 - Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources – Commitments and Contingencies - Off Balance Sheet Arrangements and Note 30 to the consolidated financial statements.

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

We may be negatively impacted by new accounting literature currently proposed by the Financial Accounting Standards Board

The Financial Accounting Standards Board (“FASB”) has proposed literature that, among other things, would require the consolidation of certain entities commonly referred to as “qualified” special purpose entities or QSPEs.  For our CMBS funds, we purchase high-yield CMBS securities from QSPEs at which time we also, in general, obtain the primary and special servicing rights related to the underlying mortgages for the securities.  Current interpretation of the proposed literature could result in us consolidating these entities which would impact our financial position on a gross basis.  Consolidation would also obligate us to bear the cost of auditing such entities which would negatively impact our results of operations and cash flows to the extent we incurred additional audit, valuation and similar fees, which could be material.

2.  Risks Related to Our Affordable Housing Group

There is a risk of elimination of, or changes to, governmental programs that could limit our product offerings

A significant portion of our Affordable Housing group revenues is derived from the syndication of partnership interests in partnerships that invest in properties eligible for LIHTCs which are a provision of the Internal Revenue Code of 1986, as amended (the “Code”).

Section 42 of the Code authorizes federal LIHTCs for affordable multifamily rental housing.  Under this program, a project either receives an allocation of federal LIHTCs from an agency designated by the government of the state in which the project is located or the project is entitled to the LIHTCs by reason of its being financed by volume cap mortgage revenue bonds.  There are two types of credits:

•
4% credits – for new buildings and existing buildings financed with mortgage revenue bonds that receive an allocation of the volume cap, or for new and existing buildings financed with below-market federal financing that receive an allocation of federal LIHTCs from state agencies; and

•	9% credits – for new buildings that receive an allocation of federal LIHTCs from state agencies.

The credits are taken over a period of ten years, which can span over an 11-year operating period.  The credit amount is based on the qualified basis of each building, which is based upon the adjusted basis of the building multiplied by the percentage of units in the building leased to low-income tenants.

In order to qualify for the federal LIHTC, the property must comply with either of the “20/50” or “40/60” tests that apply to tax-exempt bonds (see “The treatment  of our income as federally tax exempt  depends upon the application of tax laws that could be challenged” under Risks Related to Application of Tax Laws later in this section).  In addition, the amount of rent that may be charged to qualifying low-income tenants cannot exceed 30% of the “imputed income” for each unit, i.e., 30% of the imputed income of a family earning 50% or 60% of area median income, as adjusted for family size.  Failure to comply continuously with these requirements throughout the 15-year recapture period could result in a recapture of the federal LIHTCs.  In addition, if the rents from the property are not sufficient to pay debt service on the mortgage revenue bonds or other financing secured by the property and a default ensues, the initial borrower could lose ownership of the project as the result of foreclosure of the mortgage.  In such event, the initial equity investors would no longer be entitled to claim the federal LIHTCs, but the foreclosing lender could claim the remaining LIHTCs provided the project continues to be operated in accordance with the requirements of Section 42.  As a result, there is a strong incentive for the federal LIHTC investor to ensure that the development is current on debt service payments by making additional capital contributions or otherwise.

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

The Tax Credit funds we sponsor contribute the negotiated equity to the developer/owner, paid over a period of time.  In the case of properties utilizing 4% credits, this contribution will usually provide between 25% and 35% of the costs of the development.  For properties utilizing 9% credits, this contribution will usually provide between 45% and 55% of the cost of the development.

Since LIHTCs are a part of the Code, Congress could repeal or modify this legislation at any time or modify the tax laws so that the value of LIHTC benefits is reduced.  If such legislation is repealed or adversely modified, we would no longer be able to pursue this portion of our business strategy.

Our role as a sponsor of investment funds and co-developer of Tax Credit properties exposes us to risks of loss

In connection with the sponsorship of investment funds and joint venture activities for co-development of Tax Credit properties, we act as a fiduciary to the investors in our investment funds and are often required to also provide performance guarantees.  We advance funds to acquire interests in Tax Credit property partnerships for inclusion in investment funds and, at any point in time, the amount of funds advanced can be material.  Recovery of these amounts is subject to our ability to attract investors to new investment funds or, if investors are not found, the sale of the partnership interests in the underlying properties.  We could also be liable to investors in investment funds and third parties as a result of serving as general partner or special limited partner in various investment funds.

The Tax Credit properties utilize their cash flows to cover debt service costs as well as operational costs.  We historically acquired mortgage revenue bonds that financed such properties and re-securitized most of the bonds in 2007.  We retained a residual interest in that transaction, the value of which depends upon the underlying properties’ ability to cover debt service costs.  If a significant number of property partnerships default on their obligations, the impact on the value of our residual interests could be material and would negatively impact our net income and cash flows.  In addition, investors in the Tax Credit funds we sponsor and manage anticipate certain returns on their investment and for certain funds we have agreed to provide specified rates of return.  If the Tax Credit properties in which these funds invest do not perform as expected, we may be required to make payments in order to meet our committed level of return (see also “There are risks associated with credit intermediation and commitments to provide specified rates of return that expose us to losses” under Risks Related to Our Credit Risk Products Group).

We may advance monies to a fund to cover shortfalls at the property partnership level, although we are not required to do so, to maintain our relationship with Tax Credit fund investors and to preserve the value of our residual interests in the mortgage revenue bonds we re-securitized.  However, the amount we may advance is subject to limitations imposed by our Term Loan and Revolving Credit Facility and may not adequately address amounts needed to cover debt service costs.  If we make such advances, there can be no assurance that we will be able to recover the monies.  If we determine that any such advances are not recoverable, the negative impact on our net income and cash flows could be material.

Funds may not generate sufficient cash to pay fees due to us, which may negatively impact our net income and cash flows

Much of the revenue in our Affordable Housing group is earned from fees that Tax Credit funds we sponsor and manage pay to our subsidiaries for services rendered.  These funds are dependent upon the cash flows of Tax Credit property partnerships in which they invest to generate their own cash flows that are used to pay such fees for services, such as asset management and advisory services.  As the Tax Credit property partnerships are susceptible to numerous operational risks (see “There are risks associated with investments secured by real estate, which may negatively affect our net income and cash flows” under General Risks Related to our Business above), the Tax Credit funds may not collect sufficient cash to pay the fees they owe to us.  If we do not receive these fees, or if we determine that the fees are not collectible, the loss of such revenue would negatively impact our net income and cash flows.

3.  Risks Related to Our Commercial Real Estate Group

Investments in non-investment grade CMBS and High-Yield Debt are subject to risk of loss

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

In addition, volatility in trading markets for CMBS has caused the value of investments to decline significantly in 2008.  This circumstance is compounded by the decreased liquidity in the market for such investments and the decreased availability of long-term financing (see also “An inability to raise capital or access financing on favorable terms, or at all, could adversely affect our growth” under General Risks Related to our Business above).

In addition, if market conditions continue into the liquidation periods of the investment funds we manage and they are required to sell assets, the losses they would realize could be significant.  As we have co-investments in the funds and earn incentive fees based on their performance, the impact of such losses would negatively impact our net income and cash flows.

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

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations

Standard & Poor’s, Moody’s and Fitch rate us as a mortgage servicer.  Our current favorable servicer ratings from these entities are important to conduct our loan servicing business.  We can provide no assurance that these ratings will not be downgraded in the future.  Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

5.  Risks Related to Our Credit Risk Products Group

There are risks associated with credit intermediation and commitments to provide specified rates of return that expose us to losses

Through our subsidiaries, we provide credit intermediation to third parties for a fee.  If such third parties default on their obligations for which we provided credit intermediation, our loss would likely be in an amount far in excess of the fee paid to us for providing the service.  We also contract to provide specified internal rates of return to investors in tax credit funds we sponsor.  In connection with such transactions we might be required to advance funds to ensure that the investors do not lose their expected tax benefits and, if the internal rate of return to investors falls below the specified level, we would be required to make a payment so that the specified rate of return will be achieved.  Our maximum potential liability pursuant to those transactions is detailed in ITEM 7 – Management’s Discussion and Analysis – SECTION 4 – Liquidity and Capital Resources – Commitments and Contingencies – Off Balance Sheet Arrangements and Note 30 to the consolidated financial statements.

6.  Risks Related to Application of Tax Laws

Our classification as a publicly traded partnership not taxable as a corporation is not free from doubt and could be challenged

We, and many of our Affordable Housing and Commercial Real Estate subsidiaries, operate as partnerships or are disregarded for federal income tax purposes.  This allows us to pass through our income, including our federally tax-exempt income, and deductions to our shareholders.  The listing of our common shares on the Over-the-Counter Exchange causes us to be treated as a “publicly traded partnership” for federal income tax purposes.  We believe that we have been and are properly treated as a partnership for federal income tax purposes.  However, the Internal Revenue Service (“IRS”) could challenge our partnership status and we could fail to qualify as a partnership in years that are subject to audit or in future years.  Qualification as a partnership involves the application of numerous technical legal provisions.  For example, a publicly traded partnership is generally taxable as a corporation unless 90% or more of its gross income is “qualifying” income (which includes interest, dividends, real property rents, gains from the sale or other disposition of real property, gain from the sale or other disposition of capital assets held for the production of interest or dividends, and certain other items).  We have represented that in all prior years of our existence at least 90% of our gross income was qualifying income and we intend to conduct our operations in a manner such that at least 90% of our gross income will constitute qualifying income in the current year and in the future.  Although the issue is not free from doubt, we believe we have been and are properly treated as a partnership for federal income tax purposes.

In determining whether interest is treated as qualifying income under these rules, interest income derived from a “financial business” and income and gains derived by a “dealer” in securities are not treated as qualifying income.  We have represented that we are acting as an investor with respect to our remaining mortgage revenue bond investments and that we have not engaged in, and will not engage in, a financial business, although there is no clear guidance on what constitutes a financial business under the tax law.  We have taken the position that for purposes of determining whether we are in a financial business, Affordable Housing activities that we are engaged in now and that we contemplate engaging in prospectively would not cause us to be engaged in a financial business or to be considered a “dealer” in securities.  The IRS could assert that our activities constitute a financial business.  If our activities constitute (or as a result of increased volume constitute) a financial business or cause us to be treated as a dealer, there is a substantial risk that more than 10% of our gross income would not constitute qualifying income.  We could also be treated as if we were engaged in a financial business if the activities of Centerline Capital Group (“CCG”) and its subsidiaries were attributed to us and were determined to constitute a financial business.  CCG is subject to income tax on its income.  Accordingly, we believe the activities and income of CCG and its subsidiaries will not be attributed to Centerline for purposes of determining Centerline’s tax status.  In addition, in determining whether interest is treated as qualifying income, interest income that is determined based upon the income or profits of any person is not treated as qualifying income.  A portion of the interest payable on participating interest bonds owned by us is determined based upon the income or profits of the properties securing our investments.  Accordingly, if we were to receive more than 10% of our gross income in any given year from such “contingent interest,” the IRS could take the position that we should be treated as a publicly traded partnership taxable as a corporation.  There can be no assurance that such monitoring would be effective in all events to avoid the receipt of contingent interest and any other non-qualifying income in any given year that exceeds 10% of our gross income because circumstances outside of our (or our subsidiaries) control could cause such a result.

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

There is a risk that the IRS will disagree with our judgment with respect to allocations

We use various accounting and reporting conventions to determine each shareholder’s allocable share of income, including any market discount taxable as ordinary income, gain, loss and deductions.  Our allocation provisions will be respected for federal income tax purposes only if they are considered to have “substantial economic effect” or are in accordance with the partners’ “interest in the partnership.” There is no assurance that the IRS will agree with our various accounting methods, conventions and allocation provisions, particularly our allocation of adjustments to shareholders attributable to the differences between the shareholders’ purchase price of common shares and their shares of our tax basis in our assets, pursuant to an election we made.

The structure of our acquisitions could be challenged

Our acquisitions of Centerline Affordable Housing Advisors LLC (“CAHA”) and other subsidiaries were structured to prevent us from realizing active income from these businesses and effectively to receive a tax deduction (via the allocation of subsidiary income) for payments made to its selling principals.  It is possible that the IRS could challenge this structure, with material adverse consequences to us.  First, the IRS could assert that we, as the parent trust, are the owner of these businesses, in which case the parent trust would realize an amount of active income from them that would require it to be treated as a corporation instead of a publicly traded partnership for income tax purposes.  If the IRS prevailed, we would be required to pay taxes on that income, thereby reducing the amount available for us to make distributions.  As a result, it is likely that the value of our shares would decline.  Second, the IRS might assert that the Special Common Units (“SCUs”) and Special Common Interests (“SCIs”) held by the selling principals of the businesses and others are actually shares of our Company.  If this position prevailed, the distributions payable on the units would not reduce the taxable income of CCG.  In such event, CCG would be subject to increased tax, which could reduce our net income, our cash flows and our distributions, which could also result in a decrease in the portion of our distributions that is excluded from gross income for federal income tax purposes.

The treatment of our income as federally tax exempt depends upon the application of tax laws that could be challenged

In our Affordable Housing business, we invest primarily in investments that generate tax-exempt income.  However, the IRS may seek to re-characterize a portion of our tax-exempt income as taxable income as described below.  If the IRS were successful, a shareholder’s distributive share of such income would be taxable to the shareholder, regardless of whether an amount of cash equal to such distributive share is actually distributed.  Any taxable income would be allocated pro rata among our CRA Preferred Shares, our CRA Shares and our common shares.

Tax-exemption of interest on mortgage revenue bonds

On the date of original issuance or re-issuance of each mortgage revenue bond, nationally recognized bond counsel or special tax counsel rendered its opinion to the effect that, based on the law in effect on that date, interest on such mortgage revenue bonds is excludable from federally-taxable gross income, except with respect to any revenue bond  during any period in which it is held by a “substantial user” of the property financed with the proceeds of such mortgage revenue bonds or a “related person” of such a “substantial user.”  Each opinion speaks only as of the date it was delivered.  However, an opinion of counsel has no binding effect and there is no assurance that the IRS will not contest these conclusions or, if contested, that they will be sustained by a court.

The Code establishes certain requirements which must be met subsequent to the issuance and delivery of tax-exempt mortgage revenue bonds for interest on such mortgage revenue bonds to remain excludable from federally-taxable gross income.  Among these continuing requirements are restrictions on the investment and use of the revenue bond proceeds.  In addition, there is a requirement that the property be operated as a rental property and that during the Qualified Project Period (defined below) at least either:

•	20% of the units must be rented to individuals or families whose income is less than 50% of the area median gross income (the “20/50 test”); or
•	40% of the units must be rented to individuals or families whose income is less than 60% of the area median gross income (the “40/60 test”);

in each case with adjustments for family size.  The Qualified Project Period begins when 10% of the units in the property are first occupied and ends on the latest of the date:

(i)	which is 15 years after 50% of the units are occupied;
(ii)	on which all the bonds have been retired; or
(iii)	on which any assistance provided under Section 8 of the U.S. Housing Act of 1937 terminates.

Continuing requirements also include compliance and compliance with rules pertaining to arbitrage.  Each issuer of the mortgage revenue bonds, as well as each of the underlying borrowers, has covenanted to comply with certain procedures and guidelines designed to ensure satisfaction of the continuing requirements of the Code.  Failure to comply with these continuing requirements of the Code may cause the interest on such bonds to be includable in federally-taxable gross income retroactively to the date of issuance, regardless of when such noncompliance occurs.  Greenberg Traurig, LLP (also referred to as “Greenberg Traurig”) as our bond counsel, and Paul Hastings, as our securities counsel (Greenberg Traurig and Paul Hastings are collectively referred to herein as our “Counsel”), have not, in connection with this filing, passed upon and do not assume any responsibility for, but rather have assumed the continuing correctness of, the opinions of bond counsel or special tax counsel (including opinions rendered by Greenberg Traurig) relating to the exclusion from federally-taxable gross income of interest on the mortgage revenue bonds and have not independently verified whether any events or circumstances have occurred since the date such opinions were rendered that would adversely affect the conclusions set forth herein.

“Substantial User Limitation”

Interest on a mortgage revenue bond we own will not be excluded from gross income during any period in which we are a "substantial user" of the properties financed with the proceeds of such mortgage revenue bond or a "related person" to a "substantial user." A “substantial user” generally includes any underlying borrower and any person or entity that uses the financed properties on other than a de minimis basis.

Greenberg Traurig has reviewed most of the mortgage revenue bonds we own, the ownership of the obligors of our mortgage revenue bonds and the ownership of our shares and our subsidiaries' shares and, with respect to the mortgage revenue bonds which it reviewed, concurs in the conclusion that we are not "substantial users" of the properties financed with the proceeds of the mortgage revenue bonds or related parties thereto.  There can be no assurance, however, that the IRS would not challenge such conclusion.  If such challenge were successful, the interest received on any bond for which we were treated as a "substantial user" or a "related party" thereto would be includable in federally taxable gross income.

Tax exemption of distributions on residual interest

We hold residual interests in a large number of federally tax-exempt mortgage revenue bonds, primarily through our re-securitization program with Freddie Mac.  These residual interests entitle us to a share of the federally tax-exempt interest of such mortgage revenue bonds.  Special tax counsel for each securitization program has rendered an opinion to the effect that the issuer of the residual interests will be classified as a partnership for federal income tax purposes and the holders of the residual interests will be treated as partners of such partnership.  Consequently, as the holder of the residual interests, we treat our share of the federally tax-exempt income allocated and distributed to us as federally tax-exempt income.  However, it is possible that the IRS could disagree with those conclusions and an alternative characterization could cause income from the residual interests to be treated as ordinary taxable income.  If such an assertion of an alternative characterization prevailed, it would materially adversely affect us and our shareholders.

In addition, it is possible that the interest on one or more of the mortgage revenue bonds in which we own a residual interest could be treated by the IRS as taxable ordinary income.  In such event, the distributions on such residual interest would also, to the extent of such taxable interest on an underlying mortgage revenue bond, be treated as taxable ordinary income.  Also, in most securitization programs, including the Freddie Mac securitization, we are obligated to repurchase any mortgage revenue bond the interest on which has been determined by the IRS to be taxable ordinary income.

The following discussion relates only to our REIT subsidiary:

Adverse consequences of failure to maintain REIT status may include taxation of a portion of our earnings not otherwise taxable

Centerline REIT, Inc. (“Centerline REIT”), a subsidiary, intends to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes.  If Centerline REIT were to fail to qualify as a REIT in any taxable year, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and distributions to its stockholders would not be deductible in computing its taxable income.  Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders.  Unless entitled to relief under certain provisions of the Code, Centerline REIT also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

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

1.
at least 75% of Centerline REIT’s assets must consist of real estate assets, cash and cash items, and certain government securities, to ensure that the bulk of Centerline REIT’s investments are either equity or mortgage interests in real property; and

2.
Centerline REIT will not be able to acquire securities (other than securities that are treated as an interest in real property or interests in a taxable REIT subsidiary) of any single issuer that would represent either more than 5% of the total value of its assets or 10% of the voting securities of such issuer, to ensure a diversification of Centerline REIT’s non-real-property investments.

In addition, to satisfy the income requirements of a REIT, Centerline REIT generally will be restricted to acquiring assets that generate qualifying income for purposes of certain income tests.  These restrictions could affect adversely Centerline REIT’s ability to optimize its portfolio of assets.

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

7.  Risks Related to Investing in Our Company

We are currently restricted from paying dividends and non-payment of dividends could result in the addition of members to our board

Under our amended Term Loan and Revolving Credit Facility, we are prohibited from paying dividends on most of our common and preferred shares.  With respect to our 11.0% Preferred Shares (see Note 19 to the consolidated financial statements), if dividends are in arrears for six or more quarterly periods, holders of those shares are entitled to nominate and elect two trustees to our Board for a one-year term.  A similar provision exists under our Redeemable CRA Preferred Shares (see Note 19 to the consolidated financial statements) if dividends are in arrears for six or more consecutive quarters.  Common shareholders would have no vote related to the election of such trustees and the interest of the preferred shareholders that elect them may not be consistent with the interests of common shareholders.

Holding our common stock could result in income taxes without corresponding cash distributions

The Company continues to generate taxable income from its Commercial Real Estate businesses as well as taxable and nontaxable income from its remaining mortgage revenue bond holdings.  As a partnership, this income will be passed through to our common shareholders. Further, since our economic interest in mortgage revenue bonds has decreased, we expect that the tax-exempt portion of our income will decline. With the suspension of the preferred and common dividends, as discussed above, most common shareholders will have a tax liability with respect to the taxable portion or our income and no cash distributions to offset that liability. We expect this to be the case as long as the debt facilities remain outstanding.

Because we hold most of our investments through our subsidiaries, our shareholders are effectively subordinated to the liabilities and equity of our subsidiaries and our preferred shares

We hold most of our investments through our subsidiaries.  Because we own only common equity of our subsidiaries, we, and therefore holders of our shares, are effectively subordinated to the debt obligations, preferred equity, SCUs and SCIs of our subsidiaries, which at December 31, 2008, aggregated approximately $1.4 billion.  In particular, the holders of the preferred shares of Equity Issuer are entitled to receive preferential distributions with respect to $377.5 million of residual interest investments it holds.  Accordingly, a portion of the cash flow from our investments, particularly certain retained interests, will not be available for distribution on our common shares.  Likewise if we pay a common dividend in future periods:

•	holders of SCUs issued by our Centerline Capital Company LLC (“CCC”) subsidiary are entitled to receive preferential distributions with respect to the earnings of CCC and its subsidiaries; and
•	holders of SCIs issued by our Centerline Investors I LLC (“Centerline Investors”) subsidiary are entitled to receive preferential distributions with respect to the earnings of Centerline Investors.

Additionally, we have issued preferred shares that rank senior to our common shares with respect to payment of dividends, and other distributions and liquidation.  While most of these preferred shares are convertible into common shares, the preferences will exist at all times prior to any such conversion.

Our earnings, therefore, may not be available for distribution to our common shareholders.

We depend upon the services of our executive officers

We and our subsidiaries depend upon the services of our executive officers and other individuals who comprise our executive management team.  All decisions with respect to the management and control of our Company and our subsidiaries, subject to the supervision of our Board of Trustees (or the applicable subsidiary’s board), are currently made by these key officers.  The departure or the loss of the services of any of these key officers or a large number of senior management personnel and other employees could have a material adverse effect on our ability to operate our business effectively and our future results of operations.

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

There are possible adverse effects arising from shares available for future sale

Subject to restrictions imposed by our debt agreements, our board of trustees is permitted to offer additional equity or debt securities of our Company and our subsidiaries in exchange for money, property or other consideration.  Our ability to sell or exchange such securities will depend on conditions then prevailing in the relevant capital markets and our results of operations, financial condition, investment portfolio and business prospects.  As long as the issuance is made in accordance with our trust agreement, the issuance of such additional securities would not be subject to the approval of our shareholders and could negatively affect the resale price of our shares.  Shareholders would not have any preemptive rights in connection with the issuance of any additional securities we or our subsidiaries may offer and any of our equity offerings would cause dilution of a shareholder’s investment in us.

As of December 31, 2008, 13.1 million common shares remained issuable in exchange for outstanding SCUs, 0.3 million common shares remained issuable in exchange for outstanding SCIs and we have granted restricted common shares of which 2.6 million were unvested at December 31, 2008.  When these shares vest and/or convert, their sale in the public market could, and depending upon the number of involved, likely would, adversely affect prevailing market prices of our shares and our ability to raise additional capital through the equity markets.

In addition, we have issued other series of shares that are convertible into common shares, including:

•	Convertible Community Reinvestment Act Preferred Shares;
•	Series A Convertible Community Reinvestment Act Preferred Shares;
•	4.4% Cumulative Perpetual Convertible Community Reinvestment Act Preferred Shares; and
•	11.0% Preferred Shares.

As of December 31, 2008, these shares were convertible into an aggregate of 20.3 million common shares.  In addition, as of December 31, 2008:

•	TRCLP and its owners indirectly held 10.2 million of the outstanding SCUs and 1.1 million common shares which, subject to some exceptions, are not subject to a lock-up agreement;
•	An affiliate of TRCLP also holds 10.8 million of our 11.0% Preferred Shares; and
•
Former executives of our Company held 1.9 million of the outstanding SCUs and the 0.3 million outstanding SCIs.  These SCUs and SCIs are not subject to lock-up agreements and may be converted to common shares at any time.

Lastly, under the terms of an agreement, a creditor has the option of converting amounts outstanding beginning in June 2009 into common shares of the Company.  As of December 31, 2008, the amount outstanding was $28.4 million.

The former owners of Centerline Affordable Housing Advisors and members of our management team have significant voting power on matters submitted to a vote of our shareholders, and their interests may be in conflict with the interests of our other shareholders

In connection with our acquisition of CAHA in 2003, we issued to each of its selling principals one special preferred voting share for each SCU they received.  Our special preferred voting shares have no economic interest, but entitle each holder to one vote per special preferred voting share on all matters subject to a vote of the holders of our common shares.  The selling principals of CAHA who received special preferred voting shares include Marc D. Schnitzer, our Chief Executive Officer and President, and a subsidiary of Related Companies, L.P. (“TRCLP”), which is controlled by Stephen M. Ross, the chairman of our Board of Trustees.

Mr. Schnitzer has also received share grants from the Company that are entitled to vote during the vesting periods, as have other members of our executive management team.  An affiliate of TRCLP also holds most of the 11.0% Preferred Shares, which are entitled to vote as if they were converted to common shares.  As a result of the special preferred voting share issuance, additional common shares directly or indirectly owned by them, share grants we have made and the 11.0% Preferred Shares, members of our executive management team and Mr. Ross in the aggregate directly or indirectly owned voting shares representing approximately 33.0% of our voting power as of December 31, 2008.  As such, if they vote as a block, such shareholders will have significant voting power on all matters submitted to a vote of our common shareholders.

Also, because Mr. Schnitzer and Mr. Ross serve as our managing trustees, there are ongoing conflicts of interest when we are required to determine whether or not to take actions to enforce our rights under the various agreements entered into in connection with the CAHA acquisition.  While any material decisions involving these persons are subject to the vote of a majority of our independent trustees, such decisions may create conflicts between us and these persons. Similarly, as TRCLP is the developer of several properties in which we or the funds we manage have debt or equity investments, there are ongoing conflicts of interest when we are required to determine whether to take actions to enforce our rights under the agreements governing those relationships.  As discussed in Note 28 to the consolidated financial statements, the funds we manage have recorded impairment charges associated with certain properties managed by TRCLP or its affiliates and as a result, we have been in active negotiations with TRCLP regarding such properties.

In addition, we have some obligations to the former owners of CAHA which will require us to make choices as to how we operate our business and which may affect those obligations.  For example, we have guaranteed the payment to all holders of the SCUs of all but $5.0 million of the distributions they would otherwise be entitled to receive from CCC.  In addition, we have agreed to share cash flow from investment funds so that we and certain of these former owners can receive payment of deferred fees.  Further, TRCLP and its affiliates currently engage in businesses which compete with us.  The non-competition covenants contained in a future relations agreement entered into by TRCLP and its affiliates in connection with our acquisition of CAHA prohibit TRCLP and its affiliates from competing with any business currently engaged in by us other than in specified areas, including:

•	providing credit intermediation on debt products secured by “80/20” multifamily housing properties; and
•	providing mezzanine financing to multifamily housing properties other than so-called “tax credit properties.”

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

Staggered Board

Our Board of Trustees is divided into three classes of managing trustees.  The terms of the first, second and third classes will expire in 2011, 2009 and 2010, respectively.  Managing trustees for each class will be chosen for a three-year term upon the expiration of the current class’ term.  The use of a staggered board makes it more difficult for a third-party to acquire control over us.

If we had to register under the Investment Company Act, there could be negative consequences to our investment strategy

Neither we nor our subsidiaries are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and we may not be able to conduct our activities as we currently do if we were required to so register.

At all times, we intend to conduct our activities, and those of our subsidiaries, so as not to become regulated as an “investment company” under the Investment Company Act.  Even if we are not an investment company under the Investment Company Act, we could be subject to regulation under the Investment Company Act if a subsidiary of ours were deemed to be an investment company.  There are a number of possible exemptions from registration under the Investment Company Act that we believe apply to us and our subsidiaries and which we believe make it possible for us not to be subject to registration under the Investment Company Act.

For example, the Investment Company Act exempts entities that are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” which we refer to as “qualifying interests.”  Under current interpretations by the SEC staff, one of the ways in which our subsidiaries can qualify for this exemption is to maintain at least 55% of their assets directly in qualifying interests and the balance in real estate-type interests.  We believe our subsidiaries can rely on this exemption or another exemption from registration.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease the office space in which our headquarters are located at 625 Madison Avenue, New York, NY.  The leases expire in 2017.

We also lease office space in other locations, available for use by all of our operations, as follows:

•	San Rafael, CA – an office facility; the lease expires in 2010
•	Dallas, TX – an office facility; the lease expires in 2010
•	Irvine, CA – an office facility; the lease expires in 2011
•	Overland Park, KS – an office facility; the lease expires in 2012
•	San Francisco, CA – an office facility; the lease expires in 2012
•	Vienna, VA – an office facility; the lease expires in 2012
•	Chicago, IL – an office facility; the lease expires in 2014
•	Irving, TX – an office facility; the leases expires in 2018

We believe that these facilities are suitable for current requirements and contemplated future operations.

Item 3.  Legal Proceedings.

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 19 to the consolidated financial statements).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff has until March 13, 2009 to file an amended complaint.

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  Under the scheduling order adopted by the Court, fact discovery has been completed and defendants have filed a motion for summary judgment and the plaintiff has filed a reply brief.

A settlement with the plaintiff in the Off case based on the rights offering (see Note 19 to the consolidated financial statements) was negotiated, but on November 26, 2008, the Delaware Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a  result,  several  of  the  other  derivative  lawsuits that had  been voluntarily  stayed  by  the  plaintiffs  are  now  subject  to  various stipulations  deferring  further  activity  in  those  actions  until  a decision  on  the pending summary judgment motion in Carfagno (described above)  or,  in  one  case, pending further activity in the consolidated securities class action.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 12, 2008, to defer further consideration of the letter until after the Court before which the securities litigation is pending had decided the motion to dismiss described above.  Now that the motion to dismiss has been decided in favor of the defendants, counsel for the shareholder has been notified that further action by the board will be delayed until it is determined whether the plaintiff in the federal securities litigation repleads its complaint.

Other

On or about December 31, 2008, our subsidiaries and affiliated funds completed the settlement of the previously disclosed consolidated lawsuits, Silverwood Alliance Apartments, LLC, et al. v. Affordable Housing Partnership Alliance LLC, et al., Case No. 06-2-40705-9SEA (Wash. King Co. Super. Ct.), and Viewcrest Bremerton, LLC v. Related Capital Housing Partnership I, L.P. - Series 3, et al., Case No. C06-5459RSM (W.D. Wash.).  In accordance with this settlement, all claims and counterclaims asserted against our subsidiaries and affiliated funds have been or will be dismissed with prejudice.  Our subsidiaries and affiliated funds did not pay any money in connection with this settlement, other than payments made in accordance with the original Viewcrest transaction documents.  Our subsidiaries and affiliated funds involved with the Silverwood project received over $1.8 million in settlement of their claims.  Each of our subsidiaries and affiliated funds involved with this litigation gave and received mutual releases extinguishing all claims and counterclaims that were asserted or that could have been asserted in the litigation.

On or about October 30, 2008, a complaint was filed in the District Court of Dallas County, Texas that names the company, its subsidiaries and an affiliated fund as defendants.  The lawsuit is entitled Dallas/Glen Hills 2003 L.P., et al. v. Centerline Corporate Partners V, L.P., et al., Case No. 08-13801.  To the best of our knowledge, the citation and complaint have not yet been served on any of the defendants.  The complaint alleges claims for breach of contract and breach of fiduciary duty and seeks unspecified amounts of actual damages, prejudgment interest, exemplary damages and attorneys’ fees.  We believe this lawsuit is without merit and that the Company, its subsidiaries and affiliated fund have substantial defenses to it, including, among other things, that the claims asserted in the complaint were released in a Settlement Agreement dated as of July 29, 2008 and amended as of October 6, 2008.  We have demanded that the plaintiffs voluntarily dismiss their lawsuit with prejudice.  If the plaintiffs decline to dismiss their action and instead ultimately serve the complaint, then we intend to defend against this action vigorously and to assert our own counterclaims against the plaintiffs.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to shareholders for voting during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 8, 2008, our common stock commenced trading on the over-the-counter (“OTC”) market on the Pink Quotes and on the OTC Bulletin Board under the symbol "CLNH" (prior to that date, we were traded under the symbol “CHC” on the New York Stock Exchange).

The high and low prices for each quarterly period of the last two years during which our common shares were traded were as follows:

	2008			2007
Quarter Ended	Low		High	Low	High
March 31	$3.68		$7.60	$18.50	$21.87
June 30	$1.10	(1)	$4.26	$16.75	$19.95
September 30	$0.86		$3.46	$10.35	$18.47
December 31	$0.10		$1.99	$6.28	$16.02
(1) During the second quarter of 2008, there was an erroneous trade of $0.39 which is excluded from the above table.

The last reported sale price of our common shares on the OTC market on February 27, 2009, was $0.14.

Holders

As of February 27, 2009, there were 2,622 registered shareholders owning 53.0 million common shares.

Distributions

Our Convertible CRA Shares (see Notes 19 and 20 to the consolidated financial statements) rank on par with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company, although both are subordinate to our 4.4% Convertible CRA Preferred shares and 11.0% Preferred Shares.

Under our Term Loan and Revolving Credit Facility, amended in December 2008, we are now prohibited from paying dividends on most of our common and preferred shares so long as borrowings are outstanding under these facilities.

Quarterly cash distributions during the years ended December 31, 2008 and 2007 were as follows:

Cash Distribution for Quarter Ended	Date Paid	Per Share	Total Amount Distributed (In thousands)
March 31, 2008	5/15/08	$0.15	$8,237
June 30, 2008	8/15/08	0.075	4,158
September 30, 2008	N/A	--	--
December 31, 2008	N/A	--	--
Total for 2008		$0.225	$12,395
March 31, 2007	5/15/07	$0.42	$25,327
June 30, 2007	8/14/07	0.42	24,747
September 30, 2007	11/14/07	0.42	24,796
December 31, 2007	2/14/08	0.42	24,879
Total for 2007		$1.68	$99,749

Securities authorized for issuance under equity compensation plans

The following table provides information related to our incentive share plans as of December 31, 2008:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)(1)
Equity compensation plans approved by security holders	2,386,888	$20.51	4,608,632
Equity compensation plans not approved by security holders	--	--	--
Totals	2,386,888	$20.51	4,608,632

(1)      Our 2007 Incentive Share Plan (see Note 23 to the consolidated financial statements) authorizes us to issue options or other share-based compensation equal to 10% of the total shares outstanding (as defined in the plan) as of December 31 of the year preceding the issuance of new grants or options.

Securities purchased by us

The Board of Trustees has authorized a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares in the open market; however, under the terms of our Term Loan and Revolving Credit Facility, we are restricted from acquiring capital stock while such facilities are outstanding, except for preferred shares that we repurchased as part of our rights offering (see Note 19 to the consolidated financial statements).  The following table presents information related to repurchases of our equity securities during the fourth quarter of 2008 and other information related to our repurchase program:

PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the plans or program
October 1 – 31, 2008	849	$1.67	--
November 1 – 30, 2008	41,772	0.49	--
December 1 – 31, 2008	38,293	0.15	--
Total	80,914	$0.34	--	303,854

(1)      These repurchases were in connection with tax withholding obligations incurred by holders of newly vested restricted shares, were outside of our share repurchase program and not subject to the debt covenant restriction described above.

Other information required by this item, as well as information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Notes 20 and 23 to the consolidated financial statements.

Item 6.  Selected Financial Data.

The information set forth below presents our selected financial data.  Additional financial information is set forth in the consolidated financial statements and notes thereto.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share amounts)

	Years Ended December 31,
	2008(1)	2007(2)	2006(3)	2005(4)	2004

Revenues	$511,575	$572,927	$387,259	$295,097	$232,432
Expenses	$1,127,420	$653,244	$460,647	$351,658	$234,214
(Loss) income before income taxes	$(228,335)	$(55,621)	$47,786	$30,437	$48,120
Net (loss) income	$(232,158)	$(60,128)	$41,294	$59,014	$65,363
Net (loss) income available to shareholders(5)	$(269,421)	$(68,275)	$36,542	$56,994	$65,363
Net (loss) income per share(5)
Basic	$(5.18)	$(1.19)	$0.63	$0.98	$1.19
Diluted	$(5.18)	$(1.19)	$0.62	$0.98	$1.19
Financial position
Total assets	$7,382,007	$9,490,202	$9,687,971	$6,965,305	$5,737,768
Notes payable	$358,061	$505,888	$591,165	$304,888	$174,454
Financing arrangements and secured financing	$411,413	$562,502	$1,801,170	$1,429,692	$1,068,428
Preferred shares of subsidiary:
Subject to mandatory repurchase	$273,500	$273,500	$273,500	$273,500	$273,500
Not subject to mandatory repurchase	$104,000	$104,000	$104,000	$104,000	$104,000
Dividends
Dividends declared per share(6)	$0.225	$1.68	$1.68	$1.65	$1.57

(1)   During 2008, we recorded pre-tax asset impairment charges of $201.7 million (see Notes 11 and 22 to the consolidated financial statements).
(2)   In December 2007, the re-securitization of most of our mortgage revenue bonds resulted in a loss of $77.9 million before minority interest allocations ($55.2 million after tax) (see Note 7 to the consolidated financial statements).
(3)   Includes Centerline Investors beginning in August 2006, and includes $29.2 million of expense (or $0.50 per basic and diluted share) related to a valuation allowance recorded against deferred tax assets.
(4)   Includes a $22.6 million non-cash pre-tax charge ($12.3 million after tax, or $0.21 per basic and diluted share) related to the write-off of the “Related Capital Company” trade-name intangible asset.
(5)   Includes common shareholders and Convertible CRA shareholders.
(6)   Distributions per share are the same for both common shares and Convertible CRA shares.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Centerline Holding Company.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.

This MD&A contains forward-looking statements; please see page 73 for more information.

Significant components of the MD&A section include:	Page

SECTION 1 – Overview The overview section provides a summary of Centerline and our reportable business groups (as more fully discussed in Note 1 to the consolidated financial statements). We also include a discussion of factors affecting our consolidated results of operations as well as items specific to each business group.	28

SECTION 2 – Consolidated Results of Operations The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2008, against the comparable prior year periods. Significant subsections within this section are as follows:	28

Adjusted Net Income	28
Comparability of Results	29
Summary Consolidated Results	31
Revenues	31
Expenses	32
Other Items	36
Income Taxes	38
Accounting Changes	39
Inflation	39

SECTION 3 – Results by Group The results by group section provides an analysis of our results on a reportable group basis for the year ended December 31, 2008, against the comparable prior year periods. We provide certain statistical information by group and discuss known trends and uncertainties. Significant subsections within this section are as follows:	39

Affordable Housing	41
Commercial Real Estate	47
Portfolio Management	52
Credit Risk Products	54
Corporate	57
Consolidated Partnerships	58

SECTION 4 – Liquidity and Capital Resources The liquidity and capital resources section provides discussion of our ability to generate adequate amounts of cash to meet our current and future needs. Significant subsections within this section are as follows:	60

Liquidity	60
Cash Flows	61
Liquidity Requirements after December 31, 2008
Fair Value Disclosures	62
Capital Resources	65
Commitments and Contingencies	68
SECTION 5 – Application of Critical Accounting Policies and Estimates	70
SECTION 6 – Related Party Transactions	72
SECTION 7 – Recent Accounting Pronouncements	72
SECTION 8 – Forward Looking Statements	73

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

SECTION 1 – OVERVIEW

We provide real estate financial and asset management services, including institutional debt and equity fund management, mortgage banking, and primary and special loan servicing.  We currently have more than $14.0 billion of assets under management.  Our results over the three year period reflect our transformation from direct investing towards fund and asset management.  Although we have never been involved in sub-prime mortgages, the impact of the sub-prime crisis has been contagious throughout credit markets, resulting in an unfavorable market environment during 2008 characterized by lack of liquidity (particularly with respect to real estate finance), spread deterioration and declining asset values.

The federal government has placed Fannie Mae and Freddie Mac in conservatorship in an attempt to stabilize those GSE’s, but the full impact of the conservatorship is yet to be determined.  We are not involved in the single-family home mortgage business of these entities; however, we are involved with Fannie Mae and Freddie Mac with respect to the multifamily rental housing finance business, which extends across our Affordable Housing, Commercial Real Estate and Portfolio Management groups.  We continue to do business with both entities in commercial and affordable housing, and expect to do so for the foreseeable future.

In addition, we continue to be hampered by general economic conditions.  The market environment and general economic conditions, in aggregate, have depressed our asset values and limited our ability to grow our assets under management.  These factors have not only impacted our operating results, but also constrained our liquidity in the form of tighter lending standards, more rapid loan amortization and less frequent fund closings (which often generate a large portion of our operating cash flows).  For a more detailed discussion, see Note 4 to the consolidated financial statements and SECTION 4 – Liquidity and Capital Resources.

As a result of the continuing economic conditions and the effect on our business, in November 2008 we outlined efforts to reduce our cost structure.  As part of this announced restructuring plan, we eliminated 94 active employees and eliminated certain vacant positions.  These eliminations impacted our four reporting groups and the Corporate group at most levels of our organizational structure.  We expect a reduction in annual costs for base salary of approximately $7.9 million as a result of the reduction in active employees.  The restructuring efforts also include review of all of our non-compensation general and administrative costs across the company to eliminate any unnecessary costs, which included vacating certain leased space.  As a result of this review, we recorded a pre-tax restructuring charge in the fourth quarter of 2008 of $4.0 million, all of which was paid or will be paid in cash.

We refer to our segments as groups.  For a discussion of our four operating groups and two groups not involved in direct operations, see Note 1 to the consolidated financial statements.  Significant changes for our operating groups are discussed under SECTION 3 – RESULTS BY GROUP.

SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS

Adjusted Net Income

We utilize Adjusted Net Income (on a segment basis) and Adjusted Earnings Per Share (“Adjusted EPS”) (on a consolidated basis), for purposes of measuring performance and capital allocation.  We define Adjusted Net Income or Adjusted EPS as net income or EPS computed pursuant to generally accepted accounting principles (“GAAP”) and adjusted for non-cash amortization of acquired intangible assets and acquisition-related, share-based compensation.  There is no generally accepted accounting method for computing Adjusted Net Income and Adjusted EPS and our computation may not be comparable to similar measurements reported by other companies.  For further information, and a reconciliation of those performance measurements to GAAP, see Note 29 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(dollars in thousands, except per share amounts)	2008	2007	2006
Net (loss) income	$(232,158)	$(60,128)	$41,294
Amortization or write-off of acquired intangible assets, net of minority interests	120,540	15,806	12,042
Amortization of acquisition-related, share-based compensation, net of minority interests	1,938	11,265	6,613
Adjusted net (loss) income	$(109,680)	$(33,057)	$59,949
Adjusted EPS(1)	$(2.83)	$(0.72)	$0.94

(1)      Adjusted EPS in 2008 includes a higher level of preferred dividends following our issuance of 11.0% Preferred Shares in January 2008. The 2008 and 2007 calculations also include adjustments associated with converting certain of our outstanding shares to redeemable securities (see Notes 19, 20 and 26 to the consolidated financial statements).

Comparability of Results

We recorded net losses for the 2008 and 2007 periods and net income for the 2006 period.  For the years presented, we highlight in the table below those items, principally non-cash in nature, that impact the comparability of results from period to period. Such items are shown prior to any adjustment for tax and minority interest allocations:

(dollars in thousands)	2008	2007	2006

(Reduction)/increase to net (loss) income:
Asset impairments (excluding AMAC):
Goodwill	$(92,748)	$--	$(997)
Finite lived intangible assets	(55,190)	--	(1,647)
Indefinite lived intangible assets	(1,975)	--	--
Mortgage revenue bonds	(10,928)	(19,933)	(4,676)
Series B Freddie Mac Certificates	(7,968)	--	--
Retained CMBS Certificates	(10,736)	--	--
Syndicated corporate debt, including loss on sale	(4,196)	(75)	--
Leasehold improvements	(15,892)	--	--
AMAC:
Equity loss	(3,277)	(4,012)	--
Impairment of loan to AMAC and our preferred investment (included in equity and other loss on Consolidated Statements of Operations)	(74,779)	--	--
Intangible asset impairment	(2,879)	(7,226)	--
Other items:
Equity income reduction due to fund-level asset impairments	(17,486)	(2,835)	--
Fair value adjustments and terminations of free-standing derivatives(1)	492	(19,284)	(1,007)
Severance costs	(2,846)	(3,774)	(2,491)

Loss as a result of December 2007 re-securitization transaction	--	(77,903)	--
Gain on termination of Capri Capital Advisors LLC Loan	--	--	6,916
(1) Includes impact of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) in 2008

Asset Impairments (excluding AMAC)

For segment purposes we classify acquisition related intangibles as a component of the Corporate group, which would include the goodwill and intangible asset impairments recognized above.  Mortgage revenue bond impairments and syndicated corporate debt impairments are recognized by our Affordable Housing and Credit Risk Products groups, respectively.  Leasehold improvements relate to leased space in New York and are further discussed in our Corporate group.  For additional information, see the respective group discussion under SECTION 3 – RESULTS BY GROUP.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

AMAC

The declining performance of AMAC (resulting from the disruption in mortgage and credit markets) resulted in AMAC suspending most of its activities beginning in late 2007.  Subsequently in 2008, AMAC suffered margin calls which severely limited its liquidity and resulted in our recognition of impairment charges for our investments in AMAC.  For further information, see the discussion for the Commercial Real Estate and Corporate groups under SECTION 3 – RESULTS BY GROUP.

Other Items

In 2007, a business within our Commercial Real Estate group entered into eleven interest rate swap agreements relating to a CMBS fund that closed in the third quarter of 2007.  In 2008, the swaps were terminated and we charged the losses to the CMBS fund.  We are also a party to free-standing interest rate swap agreements with the developers of properties associated with our Affordable Housing group.  See the respective discussion for each group under SECTION 3 – RESULTS BY GROUP for additional information.

The December 2007 re-securitization transaction is described in Note 7 to the consolidated financial statements and its impact is included in the results of operations of the Affordable Housing group.

The gain on termination of the Capri Capital Advisors LLC (“Capri”) loan is included within our Commercial Real Estate group.

The impact of severance payments, when material, is discussed within each group under SECTION 3 – RESULTS BY GROUP.

Additional Factors

In addition to the above noted factors, additional items that should be considered in evaluating net (loss) income for the periods presented include those noted below:

•	General economic conditions which reduced margins in several of our business and resulted in decreased year-to-date volumes in most of the products we originate.
•
A reduction in the value of the Series B Freddie Mac Certificates we retained as part of the December 2007 re-securitization transaction.  The reduction was a result of revised estimates as to the timing of payments from the residual cash flows with respect to assumed defaults.  While the revised estimates did not reduce the gross expected losses, in accordance with GAAP, we reflected the reduction in fair value as an impairment charge of $8.0 million during 2008;

•
A decrease in mortgage origination volume and overall reduced margins due to spread compression in the markets related to tax credit fund origination fees and mortgage banking fees, which impacts both our Commercial Real Estate and Affordable Housing groups.  Mortgage originations were $1.0 billion during 2008, as compared to $1.8 billion in 2007 and $1.5 billion in 2006.

•
The acquisition of Centerline Investors in August 2006 resulting in a full year of operations in 2007 and 2008 for this business as compared to only 4.5 months of operations included in 2006. Additionally, there were subsequent non-cash costs stemming from this acquisition, such as amortization of restricted shares awarded in connection with the transaction and amortization of intangible assets acquired.  For additional information see the Commercial Real Estate and Portfolio Management groups under SECTION 3 – RESULTS BY GROUP;

•
The 2006 period included non-recurring costs of $12.2 million relating to corporate initiatives primarily related to the launch of Centerline Financial, further discussed in SECTION 3 – RESULTS BY GROUP; and

•	A higher level of preferred dividends as a result of the issuance of 11.0% Preferred Shares in the first quarter of 2008 (see notes 19 and 26 to the consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary Consolidated Results

Our summary consolidated results of operations are presented below for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues	% Change 2008 vs. 2007	% Change 2007 vs. 2006
Revenues	$511,575	100.0%	$572,927	100.0%	$387,259	100.0%	(10.7)%	47.9%
Expenses	1,127,420	220.4	653,244	110.4	460,647	119.0	72.6	41.8
Other items	387,510	75.7	24,696	4.3	121,174	31.3	N/M	(79.6)
(Loss) income before income taxes	(228,335)	(44.6)	(55,621)	(9.7)	47,786	12.3	(310.5)	(216.4)
Income tax provision	(3,823)	(0.7)	(4,507)	(0.8)	(6,492)	(1.7)	15.2	30.6
Net (loss) income	$(232,158)	(45.4)	$(60,128)	(10.5)	$41,294	10.7	(286.1)	(245.6)

N/M – not meaningful.

Revenues

Over the past few years, our transformation to asset management changed our revenue profile to be more heavily weighted to revenues derived from asset management as compared to interest income.  For 2008, our earnings streams are comprised primarily of investment management fees (e.g., fund sponsorship, asset management, servicing and incentive fees) and transactional fees (e.g., origination fees, credit intermediation fees) and, to a lesser extent, income from investments we hold for our own account.  In 2007 and 2006, mortgage revenue bond interest income was the most significant component of our earnings streams.

The following table presents our revenues for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Operating Groups
Interest income	$98,677	$209,597	(52.9)%	$190,659	9.9%
Fee income	65,877	94,290	(30.1)	90,946	3.7
Other	7,062	11,019	(35.9)	15,998	(31.1)
Subtotal	171,616	314,906	(45.5)	297,603	5.8
Consolidated Partnerships
Revenues of Tax Credit Fund and Property Partnerships	86,738	76,645	13.2	48,338	58.6
Revenues of CMBS and High-Yield Debt Fund Partnerships	253,221	181,376	39.6	41,318	339.0
Total revenues	$511,575	$572,927	(10.7)%	$387,259	47.9%

The reduction in revenues for 2008 as compared to 2007 was primarily due to a net reduction of interest income related to mortgage revenue bonds re-securitized with Freddie Mac in December 2007 and to a lesser extent by lower fee income (primarily in the Affordable Housing group) resulting from general economic conditions as discussed above.  Partially offsetting these decreases was a growth in revenues of Consolidated Partnerships of $81.9 million in 2008, reflective of the increase in assets under management primarily in the Commercial Real Estate group.  CMBS Fund III, which closed in August 2007, had a revenue increase of $61.9 million in 2008 compared to the 2007 period.  Also partially offsetting the decreases was an increase in fee income of $5.7 million due to new revenue streams earned in connection with the CDO collateral management agreement we entered into during 2008.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The growth in revenues in 2007 as compared to 2006 is attributable to:

•
Growth in revenues of Consolidated Partnerships of $168.4 million in 2007, reflective of the increases in assets under management for both our Affordable Housing group and Commercial Real Estate group;

•	Increase in revenues of our operating groups due to acquisition of Centerline Investors of $40.8; and
•
Increase in interest income from investments, cash collateral balances and cash escrows in our Commercial Real Estate and Portfolio Management groups, largely in part due to the acquisition of Centerline Investors.

Adjusting to include Centerline Investors’ revenues for all of 2007, revenues would have increased 20.5% in 2007.

Detailed discussion of revenues is included in SECTION 3 – RESULTS BY GROUP of this MD&A.

Expenses

The following table presents our expenses for the years ended December 31, 2008, 2007 and 2006:

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Operating Groups General and administrative: Salaries and benefits	$87,322	$116,764	(25.2)%	$94,916	23.0%
Other	77,706	65,720	18.2	65,870	(0.2)
Total G&A	165,028	182,484	(9.6)	160,786	13.5

Interest expense:
Borrowings and financings	74,611	145,236	(48.6)	97,853	48.4
Preferred shares of subsidiary	18,898	18,898	--	18,898	--
Depreciation and amortization	46,030	45,099	2.1	45,395	(0.7)
Write-off of goodwill and intangible assets	152,792	7,226	N/M	2,644	173.3
Loss on impairment of assets	48,935	20,008	144.6	5,003	299.9
Expenses – operating groups	506,294	418,951	20.8	330,579	26.7
Consolidated Partnerships Interest expense: Interest expense of Tax Credit Fund and Property Partnerships	15,300	19,245	(20.5)	25,989	(25.9)
Interest expense of CMBS Fund and High-Yield Debt Fund Partnerships	149,722	81,076	84.7	21,937	269.6
	165,022	100,321	64.5	47,926	109.3

Loss on impairment of assets	317,264	20,941	N/M	--	100.0

Other expenses: Other expenses of Tax Credit Fund and Property Partnerships	128,385	106,360	20.7	81,704	30.2
Other expenses of CMBS Fund and High-Yield Debt Fund Partnerships	10,455	6,671	56.7	438	N/M
	138,840	113,031	22.8	82,142	37.6
Expenses – consolidated partnerships	621,126	234,293	165.1	130,068	80.1
Total expenses	$1,127,420	$653,244	72.6%	$460,647	41.8%

N/M – not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The increase in costs for each period is attributable to overall growth of our business and other factors.  More specifically, significant drivers of costs for the periods presented are discussed below.

General and Administrative – Salaries and Benefits

The decrease in salaries and benefits expense of $29.4 million in 2008, as compared to 2007, is primarily attributable to the following items:

•	$17.8 million of reduced bonus expense associated with the reduction in profits;
•	reduced salaries and benefits expense from a reduction in personnel in April and November 2008; and
•
lower share-based compensation expense for shares issued in connection with our acquisition of Centerline Investors in August 2006 as the shares vest or are forfeited (the 2008 period included $2.6 million relating to amortization of these shares compared to amortization of $15.7 million in 2007).

We anticipate that our share-based compensation expense in future periods will be lower than previous levels due to the impact of the Centerline Investors acquisition and reduction in equity based bonuses.  Cash salary and benefit costs are expected to rise during 2009 due to increasing employee benefit costs and if we hire proportionately to respond to anticipated growth in our special servicing portfolio business in our Portfolio Management group.  We continue to take steps to keep our overall salary and benefits structure aligned with current market conditions.

•
The increase in salaries and benefits in 2007 compared to 2006 is mostly attributable to the acquisition of Centerline Investors in August 2006 and the resultant increase in salary costs, share-based compensation and deferred incentive based compensation as further discussed below under SECTION 3 – RESULTS BY GROUP - Commercial Real Estate.

Other General and Administrative

Other general and administrative expenses increased by $12.0 million in 2008 as compared to 2007.  This primarily relates to:

•	An increase of $8.6 million in rent expense;
•	An increase of $2.6 million related to increased professional fees;
•	$1.6 million in reserves against certain AMAC receivables;
•	$2.5 million charge related to vacated lease space; and
•	Increase in general legal costs of $0.5 million associated with litigation (see Note 30 to the consolidated financial statements).

Offsetting these increases was a decrease of $3.9 million in tax credit acquisition costs year over year due to lower fund sponsorship activity in our Affordable Housing Group.

We continue to seek ways to reduce our general and administrative costs, including re-negotiation of certain lease obligations and working with our professional service providers.  Furthermore, we do not expect to incur further legal costs associated with the ongoing litigation as we believe we are adequately covered by insurance.

The decrease in other general and administrative costs in 2007 as compared to 2006 relates to:

•	expenses incurred in 2006 from the launch of what now comprises our Credit Risk Products group;
•	higher professional fees in 2006 due in part to costs related to Sarbanes-Oxley implementation costs at Centerline Investors following its acquisition; and
•	higher legal costs in 2006 related to protecting our interests in certain properties (see Note 30 to the consolidated financial statements).

Partially offsetting the decline from 2006 expense levels were increased infrastructure costs in 2007 to support the growth of our businesses, including the acquisition of Centerline Investors.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest Expense

(dollars in thousands)	2008	2007	2006

Borrowings and financings:
Revolver and term loan interest	$18,776	$33,598	$10,893
Asset backed (warehouse) lines	7,692	11,407	15,196
Secured financing	30,503	82,519	72,253
Cash interest payments (receipts) for derivatives, net	15,231	(3,488)	(2,262)
Non-cash impact of derivatives(1)	(492)	19,284	1,007
Other interest expense	2,901	1,916	766
Total	$74,611	$145,236	$97,853

Average borrowing rate(2)	6.47%	4.95%	4.68%
Average borrowings	$934,917	$2,492,982	$1,992,862
Average SIFMA rate(3)	2.25%	3.62%	3.45%
Average LIBOR rate	2.67%	5.25%	5.13%

(1)       Represents the change in fair value of free-standing derivatives and the gain/loss on swap terminations (see Note 27 to the consolidated financial statements).
(2)       Includes impact of interest rate swaps, as applicable.
(3)     Subsequent to the re-securitization of most of our mortgage revenue bonds, our borrowings based on the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) rate are minimal.

Interest expense associated with our borrowing and financing costs decreased $70.6 million in 2008 as compared to 2007, principally as a result of a $52.0 million decrease in secured financing interest expense as a result of the December 2007 re-securitization transaction, partially offset by bonds securitized during the year (see Notes 7 and 15 to the consolidated financial statements).  In addition, interest on the revolver and term loan as well as asset backed warehouse lines decreased generally reflective of a lower level of borrowings.

Also contributing to the 2008 decrease is a recoupment of expense incurred by Centerline Investors on behalf of one of the CMBS Fund Partnerships related to interest rate swaps.  Centerline Investors had recorded $21.0 million as interest expense, representing the change in the fair value of the swaps ($13.5 million of which was recorded in 2007 and the remainder in 2008).  These swaps were terminated in 2008 and Centerline Investors subsequently charged the $21.0 million cost to the CMBS Fund Partnership, thereby reducing current year interest expense by that amount (included in non-cash impact of derivatives in the table above).  The $21.0 million interest charged to the CMBS Fund Partnership is included in “Interest Expense of Consolidated Partnerships” on our Consolidated Statement of Operations (the expense at the fund level also affected the equity income we recognized from our co-investment in the fund).   Also included in 2008 is a non-cash reduction of expense of $10.2 million due to the adoption of SFAS 157 (see Accounting Changes later in this section).

In addition to these factors, cash payments/receipts under derivative agreements affected the reported results as market rates fluctuated.

Due to increases in interest rate spreads related to renegotiations of certain notes payable (see Note 14 to the consolidated financial statements), we expect interest expense to increase in 2009.

The increase in interest expense of $47.4 million in 2007 is due to higher borrowings (reflecting the acquisition of Centerline Investors in August 2006), as well as an increase in the average borrowing rate, resulting primarily from gradual increases in the SIFMA and LIBOR rates, following sharp declines in prior years.  In addition, derivative-related interest expense impacted the 2007 results, as compared to 2006.   In 2007, derivative-related interest expense was $15.8 million, while 2006 derivative activity resulted in a reduction in interest expense of $1.3 million.

Interest expense associated with preferred shares of subsidiary represents dividends of Equity Issuer preferred shares that are subject to mandatory repurchase.  Subsequent to the December 2007 re-securitization transaction, the preferred shares of Equity Issuer, including those not subject to mandatory repurchase (see Other Items – Income/(Loss) Allocations below) entitle their holders to a claim on the cash flows of the Series A-1 Freddie Mac Certificates, and for economic purposes are defeased.  The expense recorded is offset by interest income of the Series A-1 Freddie Mac Certificates with terms that match the preferred shares.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Write-off of Goodwill and Intangible Assets

During 2008, we recorded a $92.7 million impairment of goodwill, which for segment purposes is classified in the Corporate group.

As a result of the placement of Freddie Mac and Fannie Mae into conservatorship in September 2008, the continuing decline in performance of AMAC and its inability to refinance repurchase facilities during the fourth quarter, and the streamlined focus of our mortgage banking businesses, we recognized the following impairments of intangible assets:

•	$55.2 million write-down of transactional relationships associated with Freddie Mac and Fannie Mae;
•	$2.9 million write-off of partnership service contracts associated with managing AMAC; and
•	$2.0 million write-down of mortgage banking licenses.

In 2007, we recorded a $7.2 million impairment associated with the partnership service contract asset associated with our management of AMAC that we fully wrote-off in 2008.

For additional information with respect to the AMAC impairments see the Commercial Real Estate discussion provided below in SECTION 3 – RESULTS BY GROUP.  For all other impairment discussions, refer to the Corporate group discussion also provided in SECTION 3.  See also Note 11 to the consolidated financial statements.

Loss on Impairment of Assets

Loss on impairment of assets in 2008 includes:

•	$10.9 million primarily related to two mortgage revenue bonds we sold and three bonds financing two properties experiencing substandard performance ;
•	$8.0 million related to our Series B Freddie Mac Certificates;
•	$2.8 million related to other-than-temporary impairments on syndicated corporate debt investments we sold;
•	$10.7 million related to retained CMBS certificates; and
•	$15.9 million related to leasehold improvements related to the lease of office space we no longer plan to occupy.

In connection with properties experiencing substandard performance, we recognized approximately $19.9 million of mortgage revenue bond impairments (nine bonds in total) in 2007 and $4.7 million of mortgage revenue bond impairments (nine bonds in total) in 2006.

For additional information, see Note 22 to the consolidated financial statements.

Some of these impairment charges reflect mark-to-market adjustments in interim periods prior to the sale of the assets.  As a result, we recognized additional losses in the periods of disposition (see Gain (loss) from repayment or sale of investments,  net and re-securitization of mortgage revenue bonds in Other Items below).

Consolidated Partnerships

The higher amounts of revenue and expenses in 2008 compared to 2007 associated with these funds are primarily due to the launching of a CMBS fund in the third quarter of 2007 and an increase in the size of the High-Yield Debt fund since the fourth quarter of 2007.  The 2008 results also reflect asset impairment charges with respect to investments in CMBS, retained CMBS certificates, CDO debt and equity and mortgage loans held for investment of $317.3 million.

In addition to the launching of the CMBS fund in the third quarter of 2007, the higher amounts of revenue and expenses in the 2007 period as compared to 2006 was due to the inclusion of the results in all of 2007 for two Centerline Investors managed CMBS funds as compared to the post-acquisition period in 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Other Items

Equity and other (loss) income

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Equity and other (loss) income:
Consolidated Partnerships	$7,823	$22,575	(65.3)%	$15,012	50.4%
AMAC	(78,056)	(4,012)	N/M	--	(100.0)
Other	(1,093)	(1,153)	5.2	1,978	(158.3)
Total equity and other (loss) income	(71,326)	17,410	(509.7)	16,990	2.5
Eliminations(1)	(7,823)	(22,575)	65.3	(15,012)	(50.4)
Equity and other (loss) income – as reported	$(79,149)	$(5,165)	N/M	$1,978	(361.1)%

(1)      Given the minority economic interest we have in consolidated partnerships, for internal purposes we treat consolidated partnerships, particularly the CMBS Fund and High-Yield Debt Fund Partnerships, as equity interests in evaluating our results.
N/M – not meaningful.

We invest in entities we manage, including co-investments in CMBS and High-Yield Debt Fund Partnerships that we consolidate.  We record equity income equal to our proportionate share of the net income of the investee, which does not necessarily correspond to any cash we receive.  The amount we record in any period will depend on the GAAP income recorded by those investees, and the amounts we record may be losses in some periods if there are write offs or impairments at those entities or if the entities are designed to generate losses (such as tax credit properties).

Consolidated Partnerships

As noted above, we co-invest in CMBS and High-Yield Debt Fund Partnerships and record our proportionate equity income (see further discussion in Commercial Real Estate and Consolidated Partnership discussions in SECTION 3 – RESULTS BY GROUP of this MD&A).  The majority of the decline in 2008 was due to $317.3 million of asset impairments at the fund level, of which we recorded $17.5 million as equity loss.

AMAC

The decline in equity income in the 2008 period related to AMAC was due to deterioration in its operations that began in the third quarter of 2007 (see Note 28 to the consolidated financial statements).  As a result of AMAC’s continuing substandard performance and inability to refinance certain repurchase facilities, during 2008, we recognized impairment charges of $4.5 million to write-off our remaining preferred interests and $70.3 million associated with the loan we had provided.  As AMAC is developing a plan of liquidation, we do not expect to record any further equity losses related to its operations, but may have further losses if we do not recover the current estimate of $9.6 million.

Other

Other equity and other income (loss) in all periods includes income (loss) related to entities in which we invest but do not consolidate.  This includes our investments in tax advantaged investment vehicles similar to those we sponsor (which typically generate equity losses).   The 2006 period also includes $3.5 million of income related to common and preferred interests we owned in Centerline Investors, which we accounted for under the equity method before we acquired it in August 2006.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain (loss) from repayment or sale of investments, net and re-securitization of mortgage revenue bonds

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Sale of:
Mortgage loans	$9,850	$10,089	(2.4)%	$10,295	(2.0)%
Mortgage revenue bonds and other	(6,744)	1,062	(735.0)	8,075	(86.8)
Gain from repayment or sale of investments, net	$3,106	$11,151	(72.1)%	$18,370	(39.3)%
Loss on re-securitization of mortgage revenue bonds	$--	$(77,903)	100.0%	$--	(100.0)%

Mortgage Loans

Gain on sale of mortgage loans relates both to premiums earned from the sale of mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  Offsetting the 2008 amount, we recorded a $1.5 million charge during 2008 for expected losses under our mortgage loan loss sharing agreement with Fannie Mae (see Note 30 to the consolidated financial statements).

Mortgage Revenue Bonds and Other

The 2008 period includes:

•
incremental losses in 2008 (primarily recorded in the first quarter) associated with the December 2007 re-securitization transaction.  These losses primarily resulted from valuation adjustments for the stabilization escrow maintained for certain bonds (see Note 10 to the consolidated financial statements).  Upon the final deposit of funds to the escrow, the difference between the cash deposit and its present value was recognized as a loss.  Similar to previous losses recognized with respect to the net present value adjustments to the escrow and the retained residual interests, offsets will be recognized over the lives of the instruments through accretion of the net present value adjustments;

•
$4.7 million of gains associated with bonds included in the re-securitization transaction, but for which guarantees we issued prevented initial recognition as a sale.  As these guarantees lapsed, we recorded sales of the assets and recognized the related gains (see Note 7 to the consolidated financial statements);

•	a $2.5 million loss relating to five mortgage revenue bonds we sold (see Note 8 to the consolidated financial statements);
•	a loss of $1.5 million related to the sale of syndicated corporate debt investments (see Note 8 to the consolidated financial statements); and
•	the write off of certain receivable balances associated with mortgage revenue bonds that we deemed uncollectible.

For some of these assets, we recorded impairment charges in interim periods prior to the sale (see Loss on Impairment of Assets under Expenses above).

Loss on Re-Securitization of Mortgage Revenue Bonds

The December 2007 re-securitization transaction resulted in a $77.9 million loss (before minority interest allocation) as more fully described in SECTION 3 – Results by Group - Affordable Housing and in Note 7 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(Income) Loss Allocations

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Preferred shareholders of subsidiary	$(6,225)	$(6,225)	--%	$(6,225)	--%
SCUs	$92,685	$23,852	288.6%	$(16,131)	247.9%
SCI’s	1,269	313	305.4	(80)	491.3
SMUs	--	296	(100.0)	(102)	390.2
Other minority interests	363	(350)	203.7	219	(259.8)
Minority interests in subsidiaries, net	$94,317	$24,111	291.2%	$(16,094)	249.8%
Limited partners of consolidated partnerships	$659,228	$398,893	65.3%	$401,377	(0.6)%

The income allocation to Special Common Units (“SCUs”) and Special Common Interests (“SCIs”) (and Special Member Units (“SMUs”) for 2007 and 2006) represents the proportionate share of after-tax income attributable to holders of subsidiary equity as if they were converted to common shares and, therefore, fluctuates with net income.  Other minority interests principally represent the portion of Centerline Financial Holdings LLC owned by Natixis.  All SMUs were redeemed in 2007; hence there is no allocation to SMUs in 2008.

The loss allocation to limited partners of consolidated partnerships represents the allocation of operating losses of Tax Credit Fund and Property Partnerships and the income or losses of CMBS Fund and High-Yield Debt Fund Partnerships to outside investors which hold the majority ownership in those funds.  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we either have an insignificant equity interest or none at all.  With respect to the CMBS Fund and High-Yield Debt Fund Partnerships, we typically co-invest 5%, although some co-investments may be for a lesser or greater share.

Income Taxes

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007		2006	% Change 2007 vs. 2006
Loss subject to tax	$(183,866)	$(19,284)	(853.5)		$(31,555)	38.9%
(Loss) income not subject to tax	(44,469)	(36,337)	(22.4	) %	79,341	(145.8)
(Loss) income before income taxes	$(228,335)	$(55,621)	(310.5)%		$47,786	(216.4)%
Income tax provision	$(3,823)	$(4,507)	15.2%		$(6,492)	30.6%
Effective tax rate – consolidated basis	(1.7)%	(8.1)%			13.6%
Effective tax rate for corporate subsidiaries subject to tax	(2.1)%	(23.4)%			(20.6)

N/M – not meaningful.

The CMBS and High-Yield Debt Fund Partnerships, which are managed by our Commercial Real Estate group, are held in vehicles which, if certain requirements are met, do not incur taxes.  As such, the income we earn from those businesses does not subject us to income taxes.  Likewise, some of our pre-tax income is derived from our tax-exempt mortgage revenue bond related investments included in our Affordable Housing group, which are held within flow-through entities.

Tax credit fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses, however, are conducted in corporations and are subject to income taxes.  Our Corporate group is also housed in a corporate entity subject to taxation.  Our corporate entities generally have losses for book purposes principally because the distributions paid on the minority interests in our corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

We provide for income taxes for these corporate subsidiaries in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Management has determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, any benefit from current losses and deferred tax assets will likely not be realized; hence a full valuation allowance has been recorded.

For further information with respect to income taxes, see Note 25 to the consolidated financial statements.

Accounting Changes

The adoption of new accounting pronouncements has affected our consolidated financial statements.

As of January 1, 2008 we adopted SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value with respect to GAAP and expands disclosures about fair value measurements.  SFAS 157 was effective for our financial assets and liabilities on January 1, 2008.  The provisions of SFAS 157 relating to nonfinancial assets and liabilities are effective for us on January 1, 2009.  As a result of applying the provisions of SFAS 157, we recorded credit value adjustments which resulted in a decrease in the fair value of our derivative liabilities of $10.2 million in 2008, which we reflected as a reduction in interest expense in the Consolidated Statement of Operations.

In October, 2008 the FASB issued FSP FAS 157–3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157–3”).  FSP FAS 157–3 clarifies the application of SFAS 157 in a market that is not active.  The FSP was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157–3 did not have a material impact on our consolidated financial statements.

See SECTION 7 – Recent Accounting Pronouncements for accounting pronouncements pending and not yet adopted.

Inflation

Inflation did not have a material effect on our results of operations for the periods presented.

SECTION 3 – RESULTS BY GROUP

The following table presents segment revenues, expenses and operating income for the three years ended December 31, 2008, 2007 and 2006 in accordance with GAAP.  Transactions between segments are accounted for as third-party arrangements for the purposes of presenting segment results of operations.  Typical intersegment eliminations include fees earned from Consolidated Partnerships, asset management fees earned by Portfolio Management with respect to assets held by our other segments and intercompany interest.  The table also includes Adjusted Net Income, which, as stated earlier, is used for performance measurement and capital allocation (see also Note 29 to the consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Revenues:
Affordable Housing	$161,900	$293,944	(44.9)%	$287,686	2.2%
Commercial Real Estate	66,152	69,488	(4.8)	55,062	26.2
Portfolio Management	41,463	60,774	(31.8)	35,372	71.8
Credit Risk Products	8,615	15,859	(45.7)	3,644	335.2
Corporate	28,022	22,337	25.5	23,940	(6.7)
Consolidated Partnerships	339,959	258,021	31.8	89,656	187.8
Eliminations	(134,536)	(147,496)	8.8	(108,101)	(36.4)
Total revenues	$511,575	$572,927	(10.7)%	$387,259	47.9%
Expenses:
Affordable Housing	$142,339	$197,080	(27.8)%	$179,668	9.7%
Commercial Real Estate	57,600	111,458	(48.3)	86,115	29.4
Portfolio Management	32,980	38,966	(15.4)	18,330	112.6
Credit Risk Products	15,457	16,419	(5.9)	9,508	73.5
Corporate	306,910	127,260	141.2	81,186	55.8
Consolidated Partnerships	707,597	314,173	125.2	197,789	58.8
Eliminations	(135,463)	(152,112)	10.9	(111,949)	(35.2)
Total expenses	$1,127,420	$653,244	72.6%	$460,647	41.8%
Other income (loss)(1):
Affordable Housing	$(3,847)	$(76,598)	95.0%	$(540)	N/M
Commercial Real Estate(2)	(62,075)	25,656	(342.0)	35,605	(27.9)%
Portfolio Management	--	1,664	(100.0)	--	--
Credit Risk Products	(1,348)	--	(100.0)	--	--
Corporate	(27)	--	(100.0)	568	--
Consolidated Partnerships(1)	375,461	78,727	376.9	123,145	(36.1)
Eliminations	(8,746)	(22,639)	61.4	(15,285)	(48.1)
Total other income	299,418	6,810	N/M %	$143,493	(95.3)%
Income (loss) before other allocations(1):
Affordable Housing	$15,714	$20,266	(22.5)%	$107,478	(81.1)%
Commercial Real Estate	(53,523)	(16,314)	(228.1)	4,552	(458.4)
Portfolio Management	8,483	23,472	(63.9)	17,042	37.7
Credit Risk Products	(8,190)	(560)	N/M	(5,864)	90.5
Corporate	(278,915)	(104,923)	(165.8)	(56,678)	83.8
Consolidated Partnerships	7,823	22,575	(65.3)	15,012	50.4
Eliminations	(7,819)	(18,023)	56.6	(11,437)	(63.8)
Total (loss) income before other allocations	$(316,427)	$(73,507)	(330.5)%	$70,105	(204.8)%
Adjusted Net Income (Loss):
Affordable Housing	$9,072	$13,786	(34.2)%	$99,689	(86.2)%
Commercial Real Estate	(53,070)	(10,296)	(415.4)	7,895	(230.4)
Portfolio Management	10,582	26,314	(59.8)	18,941	38.9
Credit Risk Products	(7,970)	(910)	(775.8)	(5,645)	83.9
Corporate	(68,298)	(66,503)	(2.7)	(64,506)	(1.9)
Consolidated Partnerships	7,823	22,575	(65.3)	15,012	50.4
Eliminations	(7,819)	(18,023)	56.6	(11,437)	(63.8)
	$(109,680)	$(33,057)	(231.8)%	$59,949	(155.1)%

(1)	Includes losses allocated to limited partners of consolidated partnerships.
(2)	Includes equity income of CMBS Fund and High-Yield Debt Fund Partnerships as more fully described below.
N/M – not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Affordable Housing

The following factors impact comparability when evaluating the results of operations for the Affordable Housing group:

•
The investor base for our Affordable Housing group has changed such that traditional investors (e.g., Fannie Mae, Freddie Mac, commercial banks) have reduced their demand for tax credits, which has resulted in fewer tax credit fund originations during 2008 as compared to prior periods.  During 2008 we raised $162.5 million of gross equity as compared to $1.2 billion in 2007 and $1.2 billion in 2006.

•
With respect to mortgage revenue bonds, beginning in late 2007 and continuing through 2008 funding costs have increased significantly and liquidity declined resulting in a reduction in our ability to acquire new mortgage revenue bonds.  We acquired and/or funded $28.1 million in mortgage revenue bonds in 2008, compared to $226.4 million and $419.9 million of acquisitions and fundings in the 2007 and 2006, respectively.

•
In December 2007, our overall bond portfolio significantly declined as compared to 2006 as a result of the re-securitization of $2.8 billion of bonds with Freddie Mac in December 2007 (“the December 2007 re-securitization transaction”) (see Note 7 to the consolidated financial statements).  We believe this materially improved our risk profile by reducing the funding and interest rate risk inherent in our liability structure.

•
Beginning in 2008, we reorganized such that functions associated with the origination, underwriting and servicing of mortgage loans for affordable housing properties via the same agency programs utilized by our Commercial Real Estate group is now performed within the Affordable Housing group.  Consistent with the Commercial Real Estate group, the Affordable Housing group has subserviced certain functions to the Portfolio Management group.  Comparable information is presented for the 2007 period but is not available for 2006.

Revenues

For a discussion of the accounting policies with respect to revenue recognition, see Note 2 of the consolidated financial statements.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Interest income:
Mortgage revenue bond interest income	$44,333	$176,261	(74.8)%	$167,699	5.1%
Other interest income	46,781	3,931	N/M	1,447	171.7
Fee income:
Fund sponsorship	63,030	103,915	(39.3)	108,119	(3.9)
Mortgage origination fees	843	852	(1.1)	--	100.0
Mortgage servicing fees	751	159	372.3	--	100.0
Other:
Expense reimbursements	4,163	6,009	(30.7)	7,112	(15.5)
Miscellaneous	1,999	2,817	(29.0)	3,309	(14.9)
Total revenues	$161,900	$293,944	(44.9)%	$287,686	2.2%

N/M – not meaningful.

Interest Income

We recognize mortgage revenue bond interest income using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, taking into account differences in interest rates during the construction period as compared to balance of the term, premiums and discounts, any fees received in connection with bond originations and the effects of estimated prepayments.  Other interest income pertains to loans receivable related to affordable housing properties and the income is also recognized using the effective yield method.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest income earned from mortgage revenue bonds has declined significantly due to the smaller portfolio balance as a result of the December 2007 re-securitization transaction.  Mortgage revenue bond interest income of $133.3 million in 2007 related to mortgage revenue bonds included in that transaction.  In addition, the decreased mortgage revenue bond investing activity, provided in the table below, has also resulted in decreased revenues.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Total acquisition and funding activity	$28,116	$226,393	(87.6)%	$419,940	(46.1)%
Mortgage revenue bonds repaid or sold	$330,579	$21,751	N/M %	$83,746	(74.0)%
Mortgage revenue bonds re-securitized with Freddie Mac	$--	$2,800,560	--%	$--	--%
Average portfolio balance (fair value)	$680,541	$2,806,180	(75.8)%	$2,560,099	9.6%
Weighted average permanent interest rate of bonds acquired	5.78%	5.81%		5.99%
Weighted average yield of portfolio	6.40%	6.19%		6.72%

N/M – not meaningful.

Other interest income for 2008 includes $37.8 million related to interest earned on our retained interests in the re-securitized bonds and $8.2 million of interest on the stabilization escrow account established at the time of the re-securitization.  As the securitization transaction occurred at the end of December 2007, there was no significant income related to these investments in the 2007 period.

For the 2007 period, interest income earned on mortgage revenue bonds held on our own account increased over the comparable 2006 period primarily due to the higher average portfolio balance due to acquisition activity offset by a lower weighted average yield and by lower participation interest in 2007 ($0.1 million in 2007 as compared to participation interest of $5.2 million in 2006).  Subsequent to the December 2007 re-securitization transaction, we have no remaining participating mortgage revenue bonds.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Fund Sponsorship

In evaluating fund sponsorship fees, management principally segregates such fees into categories based upon activity as provided in the table below.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
Fees based on equity invested
Property acquisition fees	$12,611	$30,281	(58.4)%	$35,705	(15.2)%
Organization, offering and acquisition allowance fees	6,078	14,434	(57.9)	19,552	(26.2)
Fees based on management of sponsored funds
Partnership management fees	11,190	9,238	21.1	6,927	33.4
Asset management fees	25,728	31,082	(17.2)	27,022	15.0
Other fee income	7,423	18,880	(60.7)	18,913	(0.2)
Total fee income	$63,030	$103,915	(39.3)%	$108,119	(3.9)%

Assets under management – tax credit funds	$9,856,900	$9,694,430	1.7%	$8,525,903	13.7%
Equity raised by tax credit funds	$162,470	$1,168,527	(86.1)%	$1,184,321	(1.3)%
Equity invested by tax credit funds(1)	$472,978	$1,200,693	(60.6)%	$1,113,289	7.9%

(1)	Excludes warehoused properties that have not yet closed into an investment fund.

Fees Based on Equity Invested
While we acquire properties on an ongoing basis throughout the year, we do not recognize property acquisition fees until we place the property in a sponsored fund.  Therefore, a change in timing of a fund closure may impact the level of revenues we recognize in a given period.  Additionally, the type of funds originated (whether for a single investor, multiple investors or one with specified rates of return) can affect the level of revenues as the fee rate for each varies.

These fees decreased in 2008, compared to the 2007 results, primarily due to a decrease in the amount of equity invested period over period.  These fees decreased in 2007, compared to the 2006 results, due to a decrease in the fee rate realized, stemming from changes in the mix of funds originated.  The decrease in fee rates realized was partially offset by an increase in the amount of equity invested period over period.

Organization, offering and acquisition allowance fees decreased in 2008 compared to the 2007 period primarily due to a decrease in the equity raised.  These same revenues decreased in 2007, compared to the 2006 results, primarily due to a decrease in the fee rate realized, offset by a marginal increase in equity invested.

Fees Based on Management of Sponsored Funds
The increase in partnership management fees over the three year period is primarily the result of additional funds closed during the periods.  While the dollar amount is based on the amount of equity in a fund, we earn these fees over the first five years of a fund’s life. Due to expiration of the five year period for certain funds as well as the lower amount of equity raised in 2008, these fees are expected to decrease during 2009.

The decrease in asset management fees in 2008 was due to:

•	$1.2 million decrease in these fees, as a result of fund asset dispositions that occurred since December 31, 2007, resulting in lower invested assets on which the fees are based;
•	$1.6 million decrease related to a reduction in the cash reserve balances of certain funds, causing an uncertainty as to the collectability of fees for these funds; and
•	$1.1 million decrease related to fees charged to an affiliate during 2007 for services we no longer provided in 2008.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The increase in asset management fees in 2007, as compared to the 2006, is attributable to:

•	the higher level of assets under management as we added to the population of funds sponsored (with 15 added in 2007 and 10 added in 2006); and
•
the improvement of the cash position of certain investment funds allowing us to collect management fees in 2008 which we had not previously recognized until collectability was reasonably assured.  Some of these funds are now in the disposition stage and were able to pay these fees from the proceeds of asset dispositions.

Other Fee Income
Construction service fees, administration fees, credit intermediation fees and bond acquisition fees in this segment consist largely of service fees charged to entities we manage (including consolidated partnerships) and fluctuate with the growth of the number of those entities and their cash flows.  The decline over the three-year period is primarily due to lower mortgage revenue bond originations on which a significant portion of the historical fees were based.

Since mid-2006, the Affordable Housing group no longer provides credit intermediation for new funds (as credit intermediation of new funds is provided by and fees are earned directly by our Credit Risk Products group).  This segment, however, continues to recognize fees for transactions prior to mid-2006 but we expect the fee stream in this segment will continue to decline in future periods for fees related to older transactions as they fully amortize.

Mortgage Origination and Servicing Fees

(dollars in thousands)	2008		2007	% Change 2008 vs. 2007

Mortgage originations	$104,309		$134,296	(22.3)%

		% of Total		% of Total
Fannie Mae	$28,070	26.9%	$7,381	5.5%
Freddie Mac	76,239	73.1	118,715	88.4
Centerline Direct	--	--	8,200	6.1
Total	$104,309	100.0%	$134,296	100.0%

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007

Primary servicing portfolio at December 31	$307,792	$124,869	146.5%
Carrying value of MSRs	3,240	1,494	116.9

Historically we have originated, underwritten and serviced mortgage loans for affordable housing properties via the same agency programs utilized by our Commercial Real Estate group; however, beginning in 2008 we re-organized our group structure such that this function is now performed by the Affordable Housing group.  Information for 2006 is included in the Commercial Real Estate group since the break out between affordable housing properties and commercial real estate properties under the agency programs is not readily available.

Despite a decrease in originations in 2008, origination fees remained constant due to loans settled in the 2007 period for which forward fees were earned in the 2006 period.

Other Revenues

Expense reimbursements and miscellaneous revenues fluctuate with the growth of the number of the entities we manage and their cash flows.  The decrease over the three-year period is primarily due to lower cash flows of these entities as compared to prior periods.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)\

Expenses

Interest expense in this segment represents direct financing costs, including on-balance sheet securitizations of our mortgage revenue bonds prior to the December 2007 re-securitization transaction, distributions on preferred shares of Equity Issuer and intercompany interest expense on cash we borrow from our corporate credit facility to warehouse tax credit property partnership investments prior to them being closed into a fund.

Other major expenses include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.  This segment also included costs, in 2007 and 2006, to subcontract asset management functions to our Portfolio Management group at estimated market rates typically applied to similar assets under management.  Beginning in 2008, these services are now conducted within the Affordable Housing group.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

General and administrative	$47,144	$48,860	(3.5)%	$61,938	(21.1)%
Interest:
Borrowings and financings	55,693	108,481	(48.7)	87,391	24.1
Preferred shares of subsidiary	18,898	18,898	--	18,898	--
Depreciation and amortization	1,128	908	24.2	6,438	(85.9)
Impairment of assets	19,476	19,933	(2.3)	5,003	298.4
Total expenses	$142,339	$197,080	(27.8)%	$179,668	9.7%
Average borrowing rate(1)	6.10%	4.79%		4.17%
Average SIFMA rate	2.25%	3.62%		3.45%
(1) Includes effect of swaps and in 2006, incremental costs related to restructuring of our securitization programs.

General and Administrative

The decrease in general and administrative in 2008, as compared to 2007 results, is primarily attributable to:

•	$2.9 million reduction of bonus compensation year over year;
•	$3.9 million decrease in tax credit investment acquisition costs year over year, which is consistent with the decreases in associated revenue as discussed above; and
•
$4.4 million decrease in asset management and loan servicing fees year over year to our Portfolio Management group. This decrease is due to the lower Affordable Housing mortgage revenue bond portfolio following the December 2007 re-securitization transaction (on which part of this fee is based).  In addition, beginning in 2008, the Affordable Housing group performs its own asset management services and thus no further fees, which were averaging $0.9 million per month during 2008, will be paid to our Portfolio Management group for these services.

Partially offsetting these decreases was an increase in salaries and benefits expense of $5.8 million year to date primarily due to reorganization of personnel. As mentioned above, in 2007 and 2006, expenses included asset management functions subcontracted through our Portfolio Management group at estimated market rates typically applied to similar assets under management.  Beginning in 2008, these services are now conducted within the Affordable Housing group.

The decrease in general and administrative expenses in 2007, as compared to 2006 results, is due to lower fund sponsorship expenses incurred in connection with organizing and offering the tax credit funds and is consistent with the decrease in the fees as discussed in the revenue section above.

Interest Expense

The decrease in interest expense in 2008, as compared to 2007 results, is attributed to the reduction in direct financing costs related to on-balance sheet financing of our mortgage revenue bonds as a result of the December 2007 re-securitization transaction.  With the decrease in our average mortgage revenue bond portfolio balance, our level of securitizations also decreased, which reduced interest expense for the 2008 period.  Partially offsetting the decrease is an increase in derivative expense related to free-standing derivatives.   These derivatives are interest rate swap agreements with the developers of properties underlying certain mortgage revenue bonds we previously owned (see Note 27 to the consolidated financial statements).  In 2008, expense related to these swaps was $18.7 million compared to $12.9 million in 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

With an increase in our average mortgage revenue bond portfolio balance from 2006 to 2007, our level of securitizations also increased which, coupled with rising borrowing rates, resulted in higher interest expense in 2007 as compared to the 2006 results.  These costs also include direct borrowings for warehousing of tax credit investments or intercompany interest charges after a direct borrowing facility was terminated in 2006.  Furthermore, as a result of the December 2007 re-securitization transaction, swaps we entered into that served to provide variable-rate bond financing are now considered free-standing derivatives.  Recognizing changes in fair values of these swaps resulted in additional interest expense of $2.8 million in 2007.

Impairment of Assets

We recognized impairments on mortgage revenue bonds of $10.4 million in 2008, $19.9 million in 2007 period, and $4.7 million in the 2006 period (see Note 22 to the consolidated financial statements).  In 2008, the amount also includes an $8.0 million charge related to our Series B Freddie Mac Certificates.  A change in the estimated timing of cash flows as they relate to assumed credit defaults of the underlying mortgage revenue bonds led to a decline in the fair value of these certificates.  In accordance with GAAP, this decline in fair value was recorded as an impairment of the asset.

Other (Loss) Income

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Equity and other loss	$(389)	$(1,016)	61.7%	$(1,588)	(36.0)%
(Loss) gain from repayment or sales of investments	(3,458)	(75,582)	95.4	1,048	N/M
Total other loss	$(3,847)	$(76,598)	95.0%	$(540)	N/M

N/M – not meaningful.

In 2008, repayment or sale of investments includes a $2.3 million loss relating to two mortgage revenue bonds sold and $7.5 million of incremental losses, the majority of which were recorded in the first quarter, associated with the December 2007 re-securitization transaction (see Note 7 to the consolidated financial statements).  Partially offsetting these losses was a $4.7 million gain recognized in 2008 related to 27 mortgage revenue bonds re-securitized with Freddie Mac in December 2007, but for which continuing involvement had precluded sale treatment.  Due to the lapsing of this involvement, the re-securitization of these bonds is now treated as a sale.

The repayments or sales of other investments in 2007 principally include the impact of the December 2007 re-securitization transaction.  The gain recognized as a result of selling the bonds at remaining principal outstanding (as compared to the amortized cost basis) of $34.0 million was more than offset by transaction and other costs incurred.  For certain bonds included in the re-securitization, we have continuing involvement that precluded sale treatment despite consideration received from Freddie Mac.  For those bonds, we did not recognize a gain, but we may when sale treatment is ultimately obtained, which depends on the nature of the continuing involvement (as discussed above, sale treatment was achieved in 2008 for certain of these bonds).

Gain on sale or repayment of loans also includes gains we record in connection with recognizing mortgage servicing rights (related to the affordable housing mortgage originations now included in this segment).  Gains related to these items were $1.9 million in 2008, as compared to $1.5 million in 2007.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Profitability

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Income before other allocations	$15,714	$20,266	(22.5)%	$107,478	(81.1)%
Adjusted Net Income	9,072	13,786	(34.2)	99,689	(86.2)

The change in income before other allocations reflects the revenues and expense changes discussed above.  Incremental costs incorporated in Adjusted Net Income include the impact of taxes as well as allocations to the preferred shares of subsidiaries.  See Note 29 to the consolidated financial statements for a description of Adjusted Net Income and reconciliation to GAAP net income.

Commercial Real Estate

The following factors impact comparability when evaluating the results of the Commercial Real Estate group:

•
The declining performance of AMAC (resulting from the disruption in mortgage and credit markets) significantly impacted our 2008 earnings.  This was realized through a reduction in revenues, as a result of AMAC suspending most of its activity beginning in late 2007, and through an increase in equity losses we recognized, directly attributable to losses on asset sales and impairment charges AMAC recognized.  In October 2008, AMAC determined that it would be unable to refinance its repurchase lines, causing it to dispose of a significant amount of its remaining assets.  As such, we re-evaluated amounts carried on our balance sheet associated with our investment in AMAC.  This evaluation resulted in a pre-tax impairment charge of $74.8 million included in “equity and other (loss) income” consisting of $4.5 million to write off the remaining balance of our investment in AMAC preferred shares and a $70.3 million reserve related to the collectability of the loan we provided to AMAC.  The reserve reduces the carrying basis of the AMAC loan to the amount we estimate that we can recover ($9.6 million).

•
Our CMBS investments, whether held by our funds or for our own account, have experienced a significant decline in value.  We continue to believe that such declines are principally due to market dislocation and are not necessarily reflective of the credit quality of the underlying assets (see Fair Value Disclosures discussion in SECTION 4 – Liquidity and Capital Resources beginning on page 62).  In addition, our strategy with CMBS investments is long-term in nature and we have the intent and ability to hold these assets until market conditions improve allowing time for the asset values to recover.

•
The launch of our third high-yield CMBS Fund in August 2007 with committed capital of $585.3 million as of December 31, 2008; and increased capital commitments of $178.6 million in December 2007 in our High-Yield Debt Fund Partnership, increasing the base management income we earn.

•
Our proportionate share of impairment charges recognized from the CMBS Fund and High-Yield Debt Fund Partnerships in 2008 was $17.5 million and $2.8 million in 2007.  There was no comparable amount in the 2006 period.

•
We have originated no commercial mortgage loans for AMAC or CRESS in 2008 and have seen a significant decline in originations for conduit originations.  We continue to believe in the long-term viability of commercial loan originations and, during 2008, strengthened our capabilities in this area by hiring a 14 member team formerly of Nomura Credit and Capital, Inc. (“Nomura”).  As part of an agreement with Nomura, we began to act as collateral manager for two commercial real estate CDOs previously managed by Nomura and manage a portfolio of assets that Nomura holds for its own account.

•
Beginning in 2008, we reorganized such that functions associated with the origination, underwriting and servicing of mortgage loans for affordable housing properties via the same agency programs utilized by our Commercial Real Estate group is now performed within the Affordable Housing group lowering the origination volume and expected revenues of the Commercial Real Estate group.  Information prior to 2007 was not readily available and therefore 2006 information below includes the origination, underwriting and servicing of mortgage loans for affordable housing properties.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Revenues

For a description of our revenue recognition policies, please see note 2 to the consolidated financial statements.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Interest income	$26,575	$27,371	(2.9)%	$12,891	112.3%
Fee income:
Mortgage origination fees	4,406	6,728	(34.5)	8,799	(23.5)
Mortgage servicing fees	18,998	18,318	3.7	19,355	(5.4)
Other fees	13,533	6,423	110.7	3,986	61.1
Other:
Prepayment penalties	1,252	3,022	(58.6)	5,194	(41.8)
Expense reimbursements and miscellaneous	1,388	7,626	(81.8)	4,837	57.7
Total revenues	$66,152	$69,488	(4.8)%	$55,062	26.2%

Interest Income

Decreased interest income in 2008, as compared to 2007 results, is primarily related to decreased interest income from CMBS investments.  During 2007, Centerline Investors acquired CMBS investments in the first six months of 2007, most of which were subsequently sold to a new CMBS Fund Partnership in August 2007, and for which this segment earned interest income during that period.  Partially offsetting this decrease was a $1.0 million increase due to the higher outstanding balance in 2008 of our loan to AMAC.  Due to the pending liquidation of AMAC, we stopped receiving interest payments and do not anticipate future interest income from this loan.

Increased interest income in 2007, as compared to 2006 results, reflects the acquisition of Centerline Investors in mid-2007 as the operations acquired hold retained interest investments related to securitized assets.  The 2007 amount reflects a full year of interest income on these investments while the 2006 results include only the period after acquisition.  Also contributing to the 2007 increase was the periodic acquisition of CMBS investments by Centerline Investors in the first six months of 2007 as discussed above.

Mortgage Origination Fees

Mortgage originations (excluding affordable housing originations in 2008 and 2007) for the years ended December 31 are broken down as follows:

(dollars in thousands)	2008		2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Mortgage originations	$907,546		$1,664,787	(45.5)%	$1,541,797	6.7%

		% of Total		% of Total		% of Total
Fannie Mae	$672,517	74.1%	$474,213	28.5%	$620,583	40.3%
Freddie Mac	224,029	24.7	361,337	21.7	280,093	18.2
Centerline Direct	--	--	700,561	42.1	535,554	34.7
Conduit and other	11,000	1.2	128,676	7.7	105,567	6.8
Total	$907,546	100.0%	$1,664,787	100.0%	$1,541,797	100.0%

Origination fees decreased in 2008, as compared to 2007 results, due to:

•
a decrease in the level of originations (we originated no mortgages under our lending program for AMAC and CRESS (“Centerline Direct”) and there was a decline in conduit originations as a result of market conditions; and

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
a portion of the origination volume for which we received lower than average origination fees, or for which we did not earn origination fees, but instead earned premiums recognized on the subsequent sale of these loans (see Other (Loss) Income below).

Despite an overall increase in originations over the 2006 period, origination fees decreased in 2007 as the average rate of origination fees was impacted by the higher proportion of non-agency as well as non-risk sharing loans (which generally result in lower origination fees) and spread compression in the market.  Centerline Direct originations declined sharply beginning in the third quarter of 2007 as CRESS reached its maximum investment level and as a result of market conditions that led to the suspension of AMAC’s investing activity.

Mortgage Servicing Fees

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Primary servicing portfolio at December 31	$8,475,191	$8,420,499	0.6%	$8,360,889	0.7%
Carrying value of MSRs	46,212	50,850	(9.1)	56,562	(10.1)

The increase in servicing fees in 2008 is primarily due to the growth in the servicing portfolio.

Despite an overall increase in the primary servicing mortgage portfolio balance, mortgage servicing fees declined in 2007 due to a decrease in the servicing fee rate resulting from a higher proportion of non-agency and non-loss sharing loans in the portfolio.

Other Fees

Other fee income in 2008 increased primarily due to new revenue streams earned in connection with the CDO collateral management agreement we entered into during the year (see Note 11 to the consolidated financial statements).  Partially offsetting this increase was a reduction in management and other fees related to AMAC as a result of the lower level of business activity and asset sales by AMAC.  AMAC is currently developing a plan of liquidation and we do not expect any further fee income from AMAC. We expect our income associated with the CDO collateral management and third party commercial loan portfolios to increase in the future, particularly if market conditions improve.

Other Revenues

The decrease in prepayment penalties over the three year period relates to a lower level of refinancing activity over the same period, primarily due to the difficulty in refinancing mortgages in the current credit environment.

Miscellaneous other revenue decreased in 2008, as compared to the 2007 results, primarily due to a reduction in expense reimbursement related to AMAC as a result of the lower level of business activity.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provided below is the detail of Commercial Real Estate assets under management as of December 31 (which grew significantly in 2008 principally as a result of the Nomura transaction):

(in millions)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

CMBS funds	$1,475.4	$1,475.4	--%	$890.1	65.8%
High-yield debt investment entities(1)	535.7	556.6	(3.8)	442.1	25.9
Joint venture equity funds(1)	179.4	225.6	(20.5)	76.9	193.4
CDO collateral management	1,451.7	--	100.0	--	--
Third-Party commercial loan portfolio	550.7	--	100.0	--	--
Total	$4,192.9	$2,257.6	85.7%	$1,409.1	60.2%
(1) Figures represent equity of the managed entities.

Expenses

Interest expense in this segment represents direct financing costs, including asset-backed warehouse lines (used for mortgage loans we originate).  In addition, all three years include interest on repurchase facilities (primarily used for CMBS fund investments until permanent financing is arranged for the pool of assets in a fund); however, all outstanding repurchase facilities were paid-off and terminated during 2008 and replaced with a term note arrangement. The term note is due in December 2009 and bears interest at a fixed rate of 20%.

Other major expenses include amortization of mortgage servicing rights, salaries and other costs of employees working directly in this business as well as allocations of corporate costs.  This segment also includes costs to subcontract asset management and loan servicing functions to our Portfolio Management group at contracted rates.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

General and administrative	$42,309	$70,215	(39.7)%	$60,539	16%
Interest, net	(7,552)	25,317	(129.8)	7,518	236.8
Depreciation and amortization	12,107	15,926	(24.0)	18,058	(11.8)
Impairment of assets	10,736	--	100.0	--	--
Total expenses	$57,600	$111,458	(48.3)%	$86,115	29.4%

General and Administrative

General and administrative expense decreased in 2008, as compared to 2007 results, mostly as a result of decreased compensation expense ($28.3 million) including share-based payments and promote-sharing (relating to our Centerline Investors subsidiary), and bonus compensation as well as a decrease due to reorganization of personnel resulting from normal changes in business structure.  Partially offsetting the reduction in compensation was an increase in other general and administrative expenses, including an increase in professional fees, as well as a $1.6 million reserve against certain AMAC receivables.

General and administrative expenses increased in 2007, as compared to the 2006 results, mostly as a result of the Centerline Investors acquisition, which resulted in:

•	employees added upon acquisition in August 2006;
•	incremental non-cash compensation costs of $4.8 million in 2007 (over the 2006 period) related to shares issued in connection with the acquisition;
•	increased infrastructure costs; and
•	increased compliance costs related to Sarbanes-Oxley principally due to Centerline Investors previous status as a private company.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The level of deferred incentive sharing based compensation decreased in 2007 (compared to the 2006 period) due to a corresponding decrease in the accrued incentive income from CMBS Fund Partnerships.

Interest Expense

The decrease in interest expense in 2008, as compared to 2007 results, is primarily due to:

•	a decrease in LIBOR rates from the prior year;
•
a decrease in the average debt outstanding year over year at our Centerline Investors subsidiary associated with the varying levels of investments in CMBS securities for our own account.  In May 2007, we acquired investments with a face amount of $336.5 million, the majority of which we sold in August 2007 to the new CMBS Fund Partnership we originated.  Additionally, we had been repaying a credit line and we refinanced it in the fourth quarter of 2008; and

•
a decrease related to derivative impacts.  During 2007, interest expense includes $13.5 million of non-cash loss representing the change in the fair value of derivatives, which were incurred on behalf of one of the CMBS Fund Partnerships.  Centerline Investors charged this cost to the fund in 2008 (see further detail in SECTION 2 – CONSOLIDATED RESULTS OF OPERATIONS – Interest Expense above).

The interest expense increase in 2007, as compared to 2006 results, is due to a full year of interest on the Commercial Real Estate repurchase facilities in place during that time at Centerline Investors as compared to only a partial period of interest in the 2006 period subsequent to acquisition.  In addition, 2007 includes $13.5 million in interest expense related to three free-standing interest rate swap agreements entered into in connection with a CMBS fund that closed in the third quarter of 2007. As mentioned above, these swaps were terminated in 2008 and charged back to the CMBS Fund Partnership.

Depreciation and Amortization

Depreciation and amortization decreased over the three year-period due to reduced amortization related to the declining MSR balance over the same period.

Impairment of Assets

Loss on impairment of assets in 2008 represents other-than-temporary impairments related to retained CMBS certificates held at Centerline Investors (see Note 22 to the consolidated financial statements).

Other (loss) income

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Equity and other (loss) income
AMAC	$(78,056)	$(4,012)	N/A	$--	(100.0)%
Consolidated Partnerships	7,695	22,547	(65.9)%	15,300	47.4
Other	408	(143)	385.3	2,983	(104.8)
Gain on sale or repayment of loans	7,878	7,264	8.5	10,406	(30.2)
Gain on termination of loan	--	--	--	6,916	--
Total other income (loss)	$(62,075)	$25,656	(342.0)%	$35,605	(27.9)%

Equity and other (loss) income

Equity income includes our proportionate share of net losses related to our investments in AMAC (in which we co-invested beginning in May 2007). We recognized an equity loss of $3.3 million in 2008 as compared to a $4.0 million loss in 2007.  As a result of AMAC’s continuing substandard performance and inability to refinance certain repurchase lines in October 2008, we recognized impairment charges of $4.5 million on our remaining preferred interests and $70.3 million associated with the loan to AMAC, both of which are also included in this category.

Also included is equity income from the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership for which we act as general partner and own a portion of the funds at varying ownership percentages, generally 5%.  In 2008, the equity income related to these partnerships was $7.7 million as compared to equity income of $22.5 million in 2007 (the lower 2008 amount includes our proportionate share ($17.5 million) of $317.3 million of asset impairment charges recognized at three of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership).  In 2006, the amount includes $15.3 million of equity income in these funds subsequent to our acquisition of Centerline Investors in August 2006 and the $2.9 million of income from our membership interest in Centerline Investors prior to acquisition.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Gain on sale or repayment of loans

Gain on sale or repayment of loans relates both to premiums earned from sale of mortgage loans to Fannie Mae and Freddie Mac as well as gains we record in connection with recognizing mortgage servicing rights.  Gains related to these items increased $1.6 million in 2008 as compared to 2007, representing higher origination activity for servicing-retained loans in the current year.  Offsetting the 2008 amount, we recorded a $1.5 million charge for expected losses under our mortgage loan loss sharing agreement with Fannie Mae (see Note 30 to the consolidated financial statements).

Gain on termination of loan

The gain on repayment of a loan in 2006 relates to a participating loan investment we had in a pension fund advisory business.  When the loan was repaid, we received a $6.0 million cash payment and the right to manage CUC, the value of which right was recognized as a $0.9 million gain.

Profitability

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

(Loss) income before other allocations	$(53,523)	$(16,314)	(228.1)%	$4,552	(458.4)%
Adjusted Net (Loss) Income	(53,070)	(10,296)	(415.4)	7,895	(230.4)

The change in (loss) income before other allocations reflects the revenues and expense changes discussed above.  Adjusted Net (Loss) Income is adjusted for acquisition-related deferred compensation related to the acquisition of Centerline Investors in 2006.  The 2008 adjustment for acquisition-related deferred compensation is lower than the 2007 adjustment due to vesting of related compensation.  In addition, the 2008 adjustment is net of forfeitures related to the departure of an executive. The 2006 adjustment is lower than the 2007 adjustment as 2006 represented only four and one-half months of amortization from the date of acquisition.  See Note 29 to the consolidated financial statements for a reconciliation to GAAP net income.

Portfolio Management

The following factors impact comparability when evaluating the results of the Portfolio Management group:

•
Our 2008 total primary loan servicing portfolio decreased to $22.0 billion, as compared to $30.7 billion at December 31, 2007, due principally to declining pre-securitization servicing that has been affected by the disruption in credit markets.

•	Our 2008 special servicing portfolio increased to $2.1 billion, as compared to $926.7 million at December 31, 2007.

Revenues

Our Portfolio Management group recognizes servicing fee income, including primary and special servicing.  These fees are generally based on a percentage of the balance of loans serviced, and we record them as earned on an accrual basis provided that collection is reasonably assured.  Assumption and substitution fees, included within other fee income below, are earned for modifications of loans in the servicing portfolio.  This group also earns fees for performing asset management and loan servicing for the Commercial Real Estate group at estimated market rates as applied to assets under management or contracted rates for loans serviced (prior to 2008, this group also earned fees for performing asset management services for our Affordable Housing group.  Beginning in 2008, the Affordable Housing group began performing its own asset management services).

Our Portfolio Management group also earns interest income on escrow balances serviced. This income is recognized on the accrual basis as earned.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Interest income	$6,935	$23,666	(70.7)%	$13,707	72.7%
Fee income: Asset management/servicing	23,857	27,186	(12.2)	17,878	52.1
Other fee income	9,406	9,086	3.5	3,751	142.2
Other	1,265	836	51.3	36	N/M
Total revenues	$41,463	$60,774	(31.8)%	$35,372	71.8%

N/M – not meaningful.

(dollars in millions)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Primary Servicing Portfolio(1)	$22,000.2	$30,668.2	(28.3)%	$21,331.6	43.8%
Special Servicing Portfolio	2,120.4	926.7	128.8	201.2	360.6

Carrying value of MSRs	3,031	6,195	(51.1)	12,223	(49.3)

(1) Includes sub-servicing of the Commercial Real Estate and Affordable Housing servicing portfolios.

Interest income

Interest income in this segment is a function of the size of the servicing portfolio (and therefore the size of escrow accounts managed) and the rate that can be earned on those funds.  As securitization volume has declined substantially since the third quarter of 2007 throughout the credit markets, our servicing portfolio has decreased through the year as a result of the lower pre-securitization component of the portfolio. In addition to an overall decrease in the servicing portfolio, interest income decreased due to lower rates earned on the servicing escrow cash balances resulting from significant interest rate declines period over period.  The continuing stagnation in the credit markets will likely result in further declines in this revenue stream.

The increase in 2007, as compared to 2006 results, is primarily related to the higher primary servicing portfolio as well as higher rates earned period over period and the impact of the Centerline Investors acquisition in 2006.

Fee income

The decrease in fees in 2008, as compared to 2007 results, is primarily due to the decline in our servicing portfolio period over period, as discussed above.  Also contributing to the decrease is lower asset management fees earned from our Affordable Housing group. As discussed above, beginning in October 2008, these services are performed within Affordable Housing, resulting in a decrease of $0.9 million each month previously earned by this segment (see Affordable Housing discussion above).

Revenues increased in 2007, as compared to 2006, as a result of the servicing business added as part of the Centerline Investors acquisition in August 2006 and are reflective of the overall growth of assets under management throughout the Company.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Expenses

Expenses in this segment include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

General and administrative	$28,211	$32,065	(12.0)%	$18,223	76.0%
Interest	581	82	608.5	--	100.0
Depreciation and amortization	4,188	6,819	(38.6)	107	N/M
Total expenses	$32,980	$38,966	(15.4)%	$18,330	112.6%

N/M – not meaningful.

General and administrative

General and administrative expenses declined in 2008, as compared to 2007 results, primarily due to a decrease in miscellaneous employee costs (e.g., travel, temporary personnel).   Partially offsetting this decrease was a slight increase in compensation costs. Reduced share-based compensation (resulting from vesting of awards granted at the time of the Centerline Investors acquisition in August 2006) and lower bonus amounts in the current year was more than offset by an increase in base salary costs

The growth in general and administrative costs in 2007 is principally due to the employees added at the time we acquired Centerline Investors, including its servicing affiliate.  Included in the increase is incremental non-cash compensation costs of $2.0 million in 2007 (over the 2006 period) related to shares issued in connection with the acquisition.

Depreciation and amortization

Depreciation and amortization expenses decreased in 2008, as compared to 2007 results, as a result of lower amortization of mortgage servicing rights.

Profitability

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Income before other allocations	$8,483	$23,472	(63.9)%	$17,042	37.7%
Adjusted Net Income	10,582	26,314	(59.8)	18,941	38.9

The change in income before other allocations reflects the revenues and expense changes discussed above.  Adjusted Net Income is adjusted for acquisition-related deferred compensation related to the acquisition of Centerline Investors in 2006.  The 2008 adjustment for acquisition-related deferred compensation is lower than the 2007 adjustment due to vesting of related compensation.  The 2006 adjustment is lower than the 2007 adjustment as 2006 represented only four and one-half months of amortization from the date of acquisition.  See Note 29 to the consolidated financial statements for reconciliation to GAAP net income.

Credit Risk Products

The following factor impacts comparability when evaluating the results of the Credit Risk Products group:

•
Beginning in the fourth quarter of 2007, we began purchasing syndicated debt in anticipation of a future collateralized loan obligation transaction.  Principally as a result of market conditions, we did not purchase any additional syndicated corporate debt during 2008 and instead liquidated our positions.  Substantially all of the assets were sold at a loss by December 31, 2008.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our current outlook is that little, if any, new business will be carried out in our Credit Risk Products group in the near future, given current market conditions.

Revenues

For a description of our revenue recognition policies, please see note 2 to the consolidated financial statements.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Interest income	$3,230	$3,714	(13.0)%	$969	283.3%
Credit intermediation fees	4,664	11,894	(60.8)	2,471	381.3
Other	721	251	187.3	204	23.0
Total revenues	$8,615	$15,859	(45.7)%	$3,644	335.2%

Interest income

Interest income on capital balances maintained at Centerline Financial decreased due to declines in interest rates period over period.  This was offset in both periods by interest income from investments in syndicated corporate debt which began at the end of 2007.  As we have since sold most of those investments by December 31, 2008, future interest income for the segment will depend upon the size of Centerline Financial capital balances and market rates of interest.

Interest income in this segment increased in 2007, as compared to 2006 results, due to increased collateral cash balances and acquisitions of the syndicated corporate debt investments.

Fee income

Fee income is related to the credit intermediation of mortgage revenue bond securitizations which began in mid-2006 with the launch of this segment and fees associated with credit intermediation of certain tax credit funds.  The volume of credit intermediation provided to the Affordable Housing group exceeded $1.4 billion through December 2007.  Much of this volume was discontinued after the December 2007 re-securitization transaction (with respect to which the associated credit default swaps this group issued were unwound), which led to the decrease in the 2008 period.

Expenses

Interest expense in this segment represents direct financing costs, including an asset-backed warehouse line used to acquire syndicated corporate debt investments (this line was terminated in December 2008), as well as intercompany interest expense on cash we may borrow from our corporate credit facility.  Other expenses in this segment include salaries and other costs of employees working directly in this business as well as allocations of corporate costs.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

General and administrative	$10,495	$11,600	(9.5)%	$9,046	28.2%
Interest:
Borrowings	1,763	1,228	43.6	462	165.8
Derivatives – fair value change	(1,303)	3,431	(138.0)	--	100.0
Depreciation and amortization	1,654	85	N/M	--	100.0
Impairment of assets	2,848	75	N/M	--	100.0
Total expenses	$15,457	$16,419	(5.9)%	$9,508	73.5%

N/M – not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

General and administrative

General and administrative expenses decreased in 2008, as compared to 2007 results, due to a reduction of bonus compensation.  Partially offsetting this decrease was an increase in base salary costs (related to the expansion of the syndicated corporate debt business beginning late in 2007 and which was discontinued late in 2008) and an increase in miscellaneous expenses, including professional fees.

The increase in total expenses in 2007, as compared to 2006 results, is due to 2007 representing a full year of expenses as compared to only six months in 2006 (subsequent to the commencement of this segment).  The 2006 period included start-up costs in connection with the launch of this segment.

Interest expense

Interest expense on borrowings increased in 2008, as compared to 2007, due to costs incurred in connection with the syndicated corporate debt warehouse line which commenced in November 2007.  This facility was terminated in December 2008.

Change in fair value of derivatives in the 2007 period primarily related to credit default swaps associated with the securitization of Affordable Housing mortgage revenue bond investments.  There were no corresponding expenses in 2008 as the credit default swaps terminated as part of the December 2007 re-securitization transaction.  The change in fair value of derivatives for 2008 relates principally to one interest rate swap entered into with a third-party during 2007.

Interest expense increased in 2007, as compared to 2006, due to credit default swaps entered into during 2007 for which there were no comparable amounts in the 2006 period.  As mentioned above, these were terminated in the December 2007 re-securitization transaction.

Depreciation and amortization

During 2008, in connection with the termination of our mezzanine debt facility at Centerline Financial, we wrote off $1.4 million of deferred financing costs.

Impairment of assets

We recognized impairment charges in 2008 due to the declining value of syndicated corporate debt securities.  As we determined early in 2008 that we would not hold the investments until recovery, we concluded that the declines in fair value were other-than-temporary.  We have since sold all but one of these investments.

Other (loss) income

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

Loss on sale of assets	$(1,348)	$--	(100.0)%	$--	--%

In 2008, we sold syndicated corporate debt investments at a loss of $2.8 million, portions of which we recognized as impairment charges in periods prior to the sales (see above).

Profitability

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007		2006	% Change 2007 vs. 2006

Loss before other allocations	$(8,190)	$(560)	N/M	%	$(5,864)	90.5%
Adjusted Net Loss	(7,970)	(910)	(775.8)		(5,645)	83.9
N/M – Not meaningful.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The change in loss before other allocations reflects the revenue and expense changes discussed above.  Adjusted Net Loss includes the minority interest allocation to Natixis.  See Note 29 to the consolidated financial statements for a reconciliation to GAAP net income.

Corporate

Expenses in our Corporate group include central business functions such as executive, finance and legal as well as costs related to general corporate debt.  As we consider all acquisition-related intangible assets to be Corporate assets, their amortization, impairment and write-offs are also included in this group.

(dollars in thousands)	2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006

General and administrative	$61,681	$50,057	23.2%	$36,944	35.5%
Interest	49,592	48,616	2.0	20,806	130.0
Depreciation and amortization	26,953	21,361	26.2	20,792	2.7
Write-off of goodwill	92,748	--	100.0	997	(100.0)
Write-off of intangible assets	60,044	7,226	730.9	1,647	338.7
Loss on impairment of assets	15,892	--	100.0	--	--
Total expenses	$306,910	$127,260	141.2%	$81,186	55.8%

General and Administrative

General and administrative expenses increased $11.6 million in 2008, as compared to 2007 results, which is primarily related to:

•	an increase of $10.1 million in rent expense for office space; and
•	an increase in general legal costs of $0.5 million associated with litigation (see Note 30 to the consolidated financial statements).

We continue to seek ways to reduce our general and administrative costs and do not expect to incur further legal costs associated with the litigation as we believe we are adequately covered by insurance.

General and administrative costs in 2007 were higher than in 2006 due to:

•	expansion of certain corporate departments in connection with the Centerline Investors acquisition;
•	$2.4 million of severance costs related to the departure of executives;
•	systems and consulting costs related to process redesign projects; and
•	higher audit costs associated with the growth of the company and the re-securitization transaction.

Interest expense

The increase in interest expense in 2008 was due to an increase in derivative expense. Beginning in the fourth quarter of 2008, our $275.0 million interest rate swap related to our Term Loan and the Revolving Credit Facility is now considered a free-standing derivative.  Interest expense related to the interest rate swap was $9.9 million of expense in 2008 as compared to $2.1 million of income (netted within interest expense) in 2007.  (See Note 27 to the consolidated financial statements). However, the increase in derivative expense was substantially offset by a reduction in interest expense resulting from a lower average outstanding balance on Term Loan and Revolving Credit Facility in 2008 as compared to 2007.

Interest expense in 2007 was higher than in 2006 primarily as a result of the borrowings associated with acquiring Centerline Investors and generally higher rates of interest.

Depreciation and Amortization

In 2008, we recorded $3.2 million of expense related to the acceleration of depreciation of certain fixed assets in connection with the consolidation of our corporate headquarters.  The remaining increase over the three-year period results from amortization of deferred financing costs related to our credit facilities.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Write-off of Goodwill and Intangible Assets

For segment reporting purposes, we classify all goodwill as an asset of the Corporate group.  We assessed our goodwill as of December 31, 2007, noting no indication of impairment.

Due to market disruptions (see Note 4 to the consolidated financial statements), at September 30, 2008, there was an indication of impairment primarily caused by the continued decline in the Company’s market capitalization, which declined 74% in the nine-months ended September 30, 2008.  We believe the decline to be a function of the unfavorable market environment characterized by lack of liquidity, spread deterioration, and decline in asset values as well as general economic conditions.  As a result of our testing, we recognized an estimated $60.0 million impairment during the quarter ended September 30, 2008.

During the fourth quarter of 2008, we completed our annual impairment test, which indicated further impairment and we recorded an additional charge of $32.7 million.  For stand-alone reporting purposes, we wrote off the entire balance of goodwill associated with acquiring the businesses that comprise Centerline Mortgage Capital (“CMC”) and the remainder is attributable to our acquisition of CAHA.  In addition to the factors noted above, CMC expects to experience a decrease in future revenue streams as we work to align our organizational structure to maximize our return on our agency origination platform. Although we believe the affordable housing market will eventually recover, the timing of market recovery is uncertain and the resulting delay in cash flows from new originations caused a significant decrease in CAHA’s current enterprise value.

As a result of the placement of Freddie Mac and Fannie Mae into conservatorship in September 2008 as well as the continuing decline in performance of AMAC and its inability to refinance repurchase lines during the fourth quarter, we recognized the following impairments of other intangible assets:

•	$55.2 million reduction in transactional relationships associated with Freddie Mac and Fannie Mae;
•
$2.9 million reduction in transactional relationships associated with managing AMAC (we had recorded a $7.2 million write-down of this asset in 2007 when AMAC suspended most of its investment activity); and

•	$2.0 million write-down of mortgage banking licenses.

The impairment charges in 2006 related to the discontinuation of an acquired investment venture.

For additional information, see Note 11 to the consolidated financial statements.

Loss on Impairment of Assets

We had recorded $15.9 million of leasehold improvements related to the lease of office space we no longer plan to occupy.  Upon that determination, we wrote-off the carrying value of those assets.

Consolidated Partnerships

Consolidated Partnerships include entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46 (as revised) Consolidation of Variable Interest Entities – an interpretation of ARB No. 51  (“FIN46(R)”).  With respect to the Tax Credit Fund Partnerships and Tax Credit Property Partnerships, we have no equity interest or, in the case of 39 partnerships, an insignificant equity interest.  With respect to the CMBS Fund and High-Yield Debt Fund Partnerships, we have ownership of between 5.0% and 25.0% and also receive additional equity income allocations as manager.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

A summary of the impact the Consolidated Partnerships have on our Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2008			2007			2006
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships(1)	Total
Revenues	$86,738	$253,221	$339,959	$76,645	$181,376	$258,021	$48,338	$41,318	$89,656
Interest expense	(15,300)	(149,722)	(165,022)	(19,245)	(81,076)	(100,321)	(25,989)	(21,937)	(47,926)
Loss on impairment of assets	--	(317,264)	(317,264)	--	(20,941)	(20,941)	--	--	--
Other expenses	(128,385)	(10,455)	(138,840)	(106,360)	(6,671)	(113,031)	(81,704)	(438)	(82,142)
Partnership expenses eliminated in consolidation	(82,906)	(3,565)	(86,471)	(79,651)	(229)	(79,880)	(67,721)	--	(67,721)
Income (loss) on investments	(279,062)	(4,705)	(283,767)	(321,798)	1,632	(320,166)	(273,892)	(4,340)	(278,232)
Allocations to limited partners	419,043	240,185	659,228	450,437	(51,544)	398,893	400,680	697	401,377
Net impact	$128	7,695	$7,823	$28	$22,547	$22,575	$(288)	$15,300	$15,012

(1)	Represents period from date of Centerline Investor’s acquisition in August 2006.

The net impact represents the equity income we earn on our co-investments which is included in our net income (loss).  See SECTION 2 – Consolidated Results of Operations – Other Items.

The following table summarizes the number of Consolidated Partnerships over the three year period:

	December 31,
	2008	2007	2006

Tax Credit Fund Partnerships	135	132	113
Tax Credit Property Partnerships	55	54	55
CMBS Fund Partnerships	3	3	2
High-Yield Debt Fund Partnership	1	1	1

Tax Credit Fund Partnerships and Tax Credit Property Partnerships

Our Affordable Housing group earns fees from the Tax Credit Fund Partnerships and interest on mortgage revenue bonds for which Tax Credit Property Partnerships are the obligors.  The Tax Credit Fund Partnerships are tax credit equity investment funds we sponsor and manage.  The Tax Credit Property Partnerships are partnerships for which we have assumed the role of general partner of the property-owning partnership.

With the exception of interest expense, the increased revenue and expenses over the three year-period is due to the higher number of Tax Credit Fund Partnerships over the same period.

Interest expense has decreased over the three-year period primarily due to decreases in the notes payable owed by Tax Credit Fund Partnerships over the same three-year period.  This was partially offset by an increase in interest expense for Tax Credit Property Partnerships related to an increase in notes payable owed by those entities.

As third-party investors hold virtually all of the equity interests in these entities, we allocate results of operations of these partnerships to such third-party investors except for the amounts shown in the table above which represent our nominal ownership.

CMBS Fund Partnerships and High-Yield Debt Fund Partnership

The higher amounts of revenue and expenses in 2008 compared to 2007 associated with these funds are primarily due to the launching of a third CMBS fund in the third quarter of 2007 and an increase in the size of the High-Yield Debt fund since the fourth quarter of 2007.  The 2008 results also reflect asset impairment charges with respect to investments in CMBS, retained CMBS certificates, CDO debt and equity and mortgage loans held for investment of $317.3 million.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In addition to the launching of a third CMBS fund in the third quarter of 2007, the higher amounts of revenue and expenses in the 2007 period as compared to 2006 was due to the inclusion of the results in all of 2007 for two of the CMBS funds and the High-Yield Debt Fund as compared to the post-acquisition period in 2006.

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

We fund our short-term business needs (including investments) primarily with cash provided by operations.  During typical periods, our primary sources of capital to meet long-term liquidity needs (including acquisitions) are debt and various types of equity offerings, including equity of our subsidiaries.

Turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

•
for asset-backed financing (such as we use to fund mortgage originations in our Commercial Real Estate and Affordable Housing groups), our financing facilities have remained constant with no increase in capacity despite the increase in our origination business.  In addition, we anticipate increased cost of funds and lower capacity upon renewal of the line in the second quarter of 2009;

•
our share price and the general environment for equity offerings have made obtaining equity capital extremely difficult.  Additionally, the 11.0% Preferred Shares that we issued in January 2008 (see Note 19 to the consolidated financial statements) have dividend requirements at a significantly higher rate than we historically paid;

•
for our Term Loan and Revolving Credit Facility (see Note 14 to the consolidated financial statements), the terms include a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities without lender approval) than had been the norm in prior periods. In addition, with the exception of dividends related to our Equity Issuer subsidiary and distributions from our REIT subsidiary, our Term Loan and Revolving Credit Facility, prohibit us from paying common and preferred dividends (see also Item 1A.  Risk Factors – Risks Related to Investing in Our Company); and

•
constriction in credit markets has made it difficult to expand our Commercial Real Estate fund management business especially at leverage levels achieved in prior years.  The market also has fewer investors.

Due to general market conditions and its impact on our business, we were unable to make the required principal payments under the existing Term Loan and Revolving Credit Facility during the fourth quarter of 2008, and as a result, we amended the agreement in December 2008. Under the terms of the amended agreement, we are required to utilize any excess cash and cash equivalents available (and generate specified levels of cash from collection or sale of certain non-core assets as described below) to pay down our commitments each quarter end, which creates capacity on the revolver that may be drawn upon for working capital purposes.

Our ability to execute our business operations is dependent upon meeting required amortization payments on, refinancing our debt and improving liquidity. Management continues to actively pursue strategies to maintain and improve liquidity, particularly during periods of market disruption.  During 2008, we sold $57.1 million of mortgage revenue bond investments that did not meet our long-term investment criteria and securitized others that were not included in the December 2007 re-securitization transaction.  Additional steps and strategies we are pursuing include:

•	utilizing financing alternatives for investments that are not pledged as security for asset-based borrowings (which is subject to lender approval);
•	instituting measures to reduce general and administrative expenses, including salaries and other costs; and
•	continuing to sell investments that do not meet our long term investment criteria.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short- and long-term business needs, access to capital markets is impacted by market conditions and the short- and long-term debt ratings assigned by independent rating agencies.  The table below summarizes the credit ratings for us and our consolidated subsidiaries as of December 31, 2008:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Centerline Holding Company Rating	Centerline Financial LLC Rating	Equity Issuer Rating

Moody’s Investor Services
Corporate credit	B2	--	--
Senior debt	B2	Aaa	--

Standard & Poor’s
Corporate credit	B+	AAA
Senior debt	B+	AAA	--
Preferred shares	--	--	Aaa

Given the current market conditions, we do not expect to continue obtaining ratings for Centerline Holding Company for the foreseeable future.  Through February 23, 2009, we repaid $19.2 million of the Term Loan and Revolving Credit Facility, of which $4.1 million creates capacity on the Revolver that may be drawn upon at any time for working capital purposes. Of the amount repaid, $4.8 million was realized from the collection or sale of non-core assets, representing a significant portion of the $5.5 million we are required to repay in 2009 from such sources. Notwithstanding current market conditions, management believes cash flows from operations and future monetization of certain non-core assets are sufficient to sustain current operations and repay the required amounts due under the Term Loan agreement.

Cash Flows

(in thousands)	2008	2007	2006

Net cash flow from operating activities	$(1,088)	$259,884	$103,309
Net cash flow from investing activities	14,133	1,218,354	(540,583)
Net cash flow from financing activities	(46,277)	(1,519,940)	454,792
Net change in cash	$(33,232)	$(41,702)	$17,518

Operating Activities

The decline in operating cash flows was driven principally by reduced cash earnings and sharp increases in cash used for operating assets and liabilities.  Although the net losses in both 2008 and 2007 included substantial non-cash charges, the underlying earnings excluding these items declined in 2008 as a result of reduced Affordable Housing fund origination activity, higher cash costs associated with interest rate swaps and increased facilities costs.  Lower operating liability and deferred revenue balances in 2008 led to significant uses of operating cash as did a lower decline in receivables balances during the year as compared to 2007.  Partially offsetting these factors was a net cash inflow resulting from a lower level of mortgages held for sale at the end of 2008 as compared to the prior year end.

Despite the net loss in 2007, our cash flows from operations increased over the 2006 level.  As much of the net loss was caused by non-cash charges (such as fair value changes in interest rate derivatives, impairment charges and non-cash compensation) and realized losses from investing activities (such as the loss on the December 2007 re-securitization transaction) those amounts are excluded from the calculation of operating cash flows.  The underlying increase in cash flows in this category was due to increased liability balances and receipts of fees and markedly lower receivable balances at the end of 2007 as compared to the prior year.

Investing Activities

In 2007 we acquired a significant level of investments in anticipation of the launch of a CMBS Fund Partnership which occurred in August 2007, for which there is no comparable activity in 2008.  In addition, general economic conditions have resulted in an overall reduction in investing activities.  Finally, we have sold more investments in the current period, in part to fund short-term liquidity needs of the business and due to changing investment strategies, particularly with respect to mortgage revenue bonds.

Investing inflows in 2007 were principally due to the cash received in the December 2007 re-securitization transaction coupled with a lower level of mortgage revenue bond origination activity prior to the transaction and lower levels of net investing activity in our other businesses.  Additionally, outflows in the 2006 period included the acquisition of Centerline Investors.  These factors were offset by a higher level of net cash placed as collateral due to escrow requirements associated with the re-securitization and the replacement of investment assets as collateral with cash following the transaction and a $62.7 million increase in our loan to AMAC.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Financing Activities

In the current period, we utilized proceeds from our 11.0% Preferred Shares principally to retire notes payable.  In 2007, we increased our notes payable position, in part to fund treasury stock repurchases. Our proceeds from secured financing in both periods, although lower in 2008, have effectively covered our repayments on similar securitization arrangements as well as payments to shareholders, which also significantly declined in the current period as we reduced and then suspended our dividends.

Financing outflows in 2007 were primarily associated with the December 2007 re-securitization transaction whereby we repaid virtually all of our existing securitization debt.  Additionally, we repaid a substantial portion of our credit facility debt as part of the transaction while 2006 included an increase due to the Centerline Investors acquisition.  Contributing to the decrease in outflows was the higher level of share repurchases in the first half of 2007.  Offsetting these factors was the cash received in the December 2007 re-securitization transaction that pertained to mortgage revenue bonds treated as financed rather than sold.

Liquidity Requirements after December 31, 2008

Equity distributions declared through January 31, 2009, which will be paid through February 28, 2009 are as follows:

(In thousands)
Equity Issuer Preferred shares	$4,187

Through February 23, 2009, we paid down $19.2 million of the $68.9 million Term Loan balance outstanding as of December 31, 2008.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way (see also Commitments and Contingencies below).

Fair Value Disclosures

In January 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In accordance with SFAS 157, we have categorized our assets and liabilities recorded at fair value into a three-level hierarchy based on the observability of the inputs to their valuations.  More information regarding the fair value hierarchy is provided in Note 6 to the consolidated financial statements.

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

Many of our investments are currently illiquid.  In addition, under our Term Loan and Revolving Credit Facility, we are required currently to raise specified amounts of cash by collecting or selling certain non-core assets held for our own account.  For our core assets and assets within our Consolidated Partnership group, in most cases, we have the intent and ability to hold the investments until maturity or recovery, and as such the fair value presented, considering current market conditions, may diverge materially from the amounts that we will ultimately realize.  This is because the premise under GAAP is that assets generally should be valued on the basis of their current market value and, if no market exists, on a hypothetical market value, regardless of whether we plan to sell or would sell under market conditions such as those we are currently experiencing.  We have not historically sold investment assets in market transactions, but rather have held them until optional redemption dates or allowed early redemption in exchange for penalty fees we earn.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Similar to other market participants, we are confronted by valuation related issues, particularly since the second half of 2007.  These include:

•	uncertainty resulting from a drastic decline in market activity for certain of our mortgage backed products, including CMBS;
•	significant increase in dependence on model-related assumptions and/or unobservable inputs;
•	doubts about the quality of the market information utilized as inputs;
•	market uncertainty that may result in unduly conservative quotes from brokers; and
•	in certain cases, the downgrades of certain trusts in which we may hold certificates.

The fair value of these assets as required by GAAP does not represent the future value that we expect to realize on the settlement or maturity of these investments.  While the terms of the debt agreements that are secured by these assets or the expected liquidation of the funds that hold them require that we account for the investments as available-for-sale (and therefore record them as the GAAP fair value), we intend to hold these investments for a substantial period of time, most likely until maturity.

In addition, the broker quotes that we receive incorporate assumptions that imply rates and magnitude of default and/or discount rates that we deem significantly unusual and improbable even when acknowledging that commercial real estate will likely experience increased stress in the near term.  While market expectations reflect likely increases in these factors and the lack of liquidity attendant to the uncertainties of the economic climate, we believe the market values predict a stressed reality which we believe is not reflective of the high-credit quality real estate portfolio that underlies many of our securities.

The following table illustrates the percentage differential in values derived by varying the default and yield assumptions from those implicit in the third party broker quotes available.  On average, the assumptions implied in the aggregate valuations of our available-for sale securities (CMBS, retained CMBS certificates and CDO debt and equity), including both assets held for our own account and those within the CMBS Fund and High-Yield Debt Fund Partnerships are:

•	a 3.0% constant default rate (“CDR”) with a 30% severity of loss on default; and
•	a 100% yield to discount the cash flows.

As a point of reference, the current average delinquent balance is 1.16% and our historical average loss severity is 19.4%.

For comparison purposes, the multiples below represent the change in the aggregate value of the investments assuming a 1.0% CDR and a 3.0% CDR, and with varying yield percentages used to discount the cash flows.  The loss severity for all values is assumed to be 30%.

	Multiple of Broker Quotes Assuming:
Yield Percentage	1.0% CDR		3.0% CDR

10%	7.64	x	3.70	x
20%	4.77	x	2.76	x
30%	3.38	x	2.22	x
40%	2.61	x	1.88	x
50%	2.14	x	1.65	x
60%	1.82	x	1.48	x
70%	1.60	x	1.35	x
80%	1.44	x	1.24	x
90%	1.31	x	1.15	x
100%	1.21	x	1.08	x(1)
(1) Value approximates the third party broker quotes available.

As defined in FAS 157, “Level 3” assets are those for which inputs to valuation are not observable in the marketplace and, therefore, require significant judgment in determining fair value. Provided below is the percentage of Level 3 assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.  For additional information, including a discussion of the related valuation techniques for Level 3 assets, see Notes 2 and 6 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(in thousands)	December 31, 2008	December 31, 2007
Level 3 assets held for our own account:
Series A-1 Freddie Mac Certificates	$335,047	$288,672
Series B Freddie Mac Certificates	123,122	153,468
Mortgage revenue bonds	69,217	376,432
Retained CMBS certificates	7,313	75,328
CMBS	2,550	13,361
Mortgage servicing rights(1)	52,483	58,529
Level 3 assets held by Consolidated Partnerships:
CMBS	182,828	1,235,059
Retained CMBS certificates	9,867	482,424
CDO debt and equity	33,189	65,060
Total Level 3 assets	$815,616	$2,748,333
Level 3 assets as a percentage of total fair value assets	94.0%	94.0%
(1) Financial asset fair valued on a non-recurring basis.

The primary decrease in Level 3 assets relates to CMBS held by our Consolidated Partnerships.  These assets decreased principally due to the continuing decline in marks provided by certain dealers who make a market in these financial instruments.  The declines in fair value increased the frequency and magnitude of margin calls on repurchase financing and interest rate swap contracts at one of the CMBS Fund Partnerships.  In connection with these margin calls, we (along with other investors in the fund) loaned monies to the fund to allow it to terminate the repurchase financing and swap contracts (see also Note 27 to the consolidated financial statements).  The decline in mortgage revenue bonds is due principally to sales of certain assets, some of which were re-securitized in 2007 but were not recognized as sold until 2008 (see Note 7 to the consolidated financial statements).

While, as noted above, we have the ability and intent to hold most of our assets until maturity or recovery, we have recorded impairment charges for certain assets for which we either do not have such ability or intent, for which the underlying credit quality had deteriorated (and, therefore, we may not recover our full investment) or for which the timing of expected losses led to an impairment charge in accordance with GAAP.

We recorded the following impairments of Level 3 assets for the periods presented (see Notes 13 and 22 to the consolidated financial statements):

	Years Ended December 31,
(in thousands)	2008	2007	2006
Series B Freddie Mac Certificates	$7,968	$--	$--
Mortgage revenue bonds	10,928	19,933	4,676
Retained CMBS certificates	10,736	--	--
Subtotal (excluding Consolidated Partnerships)	29,632	19,933	4,676
CMBS (held by Consolidated Partnerships)	95,976	--	--
Retained CMBS certificates (held by Consolidated Partnerships)	27,016	20,941	--
CDO debt and equity (held by Consolidated Partnerships)	101,027	--	--
Total	$253,651	$40,874	$4,676

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Capital Resources

Financing Obligations

The following table summarizes the debt facilities of our Company and our Consolidated Partnerships:

			December 31, 2008
(in thousands)	December 31, 2008	December 31, 2007	Available to Borrow		Maximum Commitment

Credit Facility:
Term loan	$68,884	$140,000	$--		$68,884
Termed-out portion of revolving credit facility	220,000	N/A	--		220,000
Revolving portion of revolving credit facility	8,000	210,000	5,019	(1)	25,000
Other Notes Payable:
Mortgage banking warehouse line	32,229	32,302	N/A	(2)	150,000
Multifamily ASAP plus facility	14,869	58,413	N/A	(2)	N/A
Commercial Real Estate lines	13,846	56,912	--	(3)	N/A
Syndicated corporate debt warehouse Line(4)	--	5,423	N/A		N/A
Other	233	2,838	N/A		N/A
Financing Arrangements:
Bond securitizations	62,424	14,275	N/A		N/A
Subtotal	420,485	520,163	5,019		463,884
Freddie Mac Secured Financing(5)	348,989	548,227	N/A		N/A
Subtotal (excluding Consolidated Partnerships)	769,474	1,068,390	5,019		463,884
Consolidated Partnerships	1,833,330	1,997,332	N/A		N/A
Total	$2,602,804	$3,065,722	$5,019		$463,884

(1)	Availability reduced by outstanding letters of credit.
(2)	Borrowings under these facilities are limited to assets that serve as collateral.
(3)
In November 2008, our existing repurchase line at Centerline Investors was terminated and we entered into a term loan arrangement with Bank of America whereby certain cash flows from the investments used to secure the arrangement are applied to the outstanding principal balance until paid in full.

(4)	During 2008, the syndicated corporate debt warehouse line was terminated.
(5)	Related to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale (see Notes 7 and 15 to the consolidated financial statements).

Credit Facility

In December 2008, we amended our Term Loan and Revolving Credit Facility.  The amended agreement contains restrictions on our ability to invest in new business and other provisions, including limitations on:

•	incurring additional unsecured indebtedness without lender approval;
•	declaring and paying dividends (including distributions to minority interests);
•	certain new business investment without lender approval; and
•	conducting transactions with our affiliates.

In addition, we are required to raise a minimum of $5.5 million in cash by collecting or selling assets deemed to be non-core during 2009 (of which $4.8 million has been monetized since December 31, 2008) and utilize such proceeds to pay down amounts owed under the facilities and must reduce the debt to certain levels of principal outstanding at specified future dates.  Further, proceeds of certain transactions must be applied to paying down the outstanding balances under these facilities.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

The Term Loan and Revolving Credit Facility require us to maintain certain financial and other covenants including (as defined in the agreement):

•	a minimum level of consolidated net worth;
•	a minimum ratio of consolidated EBITDA to fixed charges; and
•	a minimum ratio of funded debt to consolidated EBITDA.

For further information with respect to our Term Loan and Revolving Credit Facility, see Note 14 to the consolidated financial statements.

As of December 31, 2008, we believe we were in compliance with all of these covenants.

Other Notes Payable

Other Notes Payable items primarily represent asset-backed financing arrangements, such as we use to fund mortgage originations in our Commercial Real Estate and Affordable Housing groups. For further information with respect to these items, see Note 14 to the consolidated financial statements.

Consolidated Partnerships

The capital structure of our Consolidated Partnerships comprises debt facilities that are non-recourse to us, including:

•	four CDO financing arrangements of the CMBS Fund Partnerships;
•	notes payable by the Tax Credit Fund Partnerships collateralized either by the funds’ limited partners’ equity subscriptions or by the underlying investments of the funds;
•	repurchase agreements for High-Yield Debt Fund Partnership; and
•	bridge loans extended to a CMBS Fund Partnership by its investors (including us).

During 2008 and 2007, our CMBS Fund Partnerships made net cash payments due to increased margin calls on repurchase facilities.  The margin calls, which were due to the continuing volatility in CMBS markets and tightening of credit by many lenders, led us to secure the bridge loan financing noted above during the period to replace the existing repurchase facilities for one of the CMBS Fund Partnerships.  As of December 31, 2008, no repurchase facilities remain at the CMBS Fund Partnerships. For further information with respect to these items, see Note 17 to the consolidated financial statements.

Further information about our financing obligations is included under Commitments and Contingencies later in this section.

Equity

Other than our common shares, we have several classes of equity outstanding, provided in the table below, with varying claims upon our income and cash flows:

(in thousands)	2008	2007
Mezzanine equity:
Minority interests in subsidiaries	$75,080	$176,716
Preferred shares of subsidiary (not subject to mandatory repurchase)	104,000	104,000
Redeemable CRA Shares	197,006	69,888
11.0% Preferred shares	129,373	--
Shareholders’ equity:
CRA Shares	3,144	118,160

Shareholders’ equity declined $1.4 billion for the year ended December 31, 2008.  The decline is principally a function of:

•	the net loss of $232.2 million;

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

•
the reclassification of $127.1 million from equity to mezzanine equity in connection with the execution of put option agreements for certain equity shares, net of subsequent conversion to common shares for certain of these shares (see Notes 19 and 20 to the consolidated financial statements); and

•	other comprehensive losses of $1.0 billion.

Other comprehensive losses include $867.1 million of unrealized losses attributable to third-party minority interests in our CMBS funds.  Although we only have a limited economic interest in such entities, in accordance with GAAP we absorb the unrealized losses through our equity to the extent such third party minority interest has been reduced to zero.  Upon adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”), any future unrealized gains or losses will be attributed to the minority interest; however, the historical losses will remain as part of our equity generally until the funds generating the losses are deconsolidated or liquidated.

Further information about our equity instruments is included in Notes 18, 19 and 20 to the consolidated financial statements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Commitments and Contingencies

Contractual Obligations

The following table provides our commitments as of December 31, 2008, to make future payments under our debt agreements and other contractual obligations:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Notes payable(1)(2):
Credit Facility:
Term Loan(3)	$68,884	$68,884	$--	$--	$--
Termed out portion of Revolving Credit Facility (3)	220,000	--	220,000	--	--
Revolving portion of Revolving Credit Facility (4)	8,000	--	8,000	--	--

Mortgage banking warehouse line(5)	32,229	32,229	--	--	--
Multifamily ASAP plus facility(5)	14,869	14,869	--	--	--
Commercial Real Estate term note(6)	13,846	13,846	--	--	--
Other	233	233
Subtotal	358,061	130,061	228,000	--	--

Bond securitizations(1)(2)	62,424	--	--	--	62,424

Operating lease obligations(7)	274,023	21,008	42,766	39,821	170,428
Subleases	(5,603)	(1,318)	(2,666)	(1,619)	--
Preferred shares of subsidiary (subject to mandatory repurchase)	273,500	--	--	--	273,500
Subtotal	935,405	149,751	268,100	38,202	506,352

Freddie Mac secured financing(8)	348,989	11,200	11,739	--	326,050
Unfunded investment commitments(9)	229,112	188,622	40,490	--	--
Subtotal before Consolidated Partnerships	1,540,506	349,573	320,329	38,202	832,402
Notes payable of consolidated partnerships(10)	672,730	198,958	319,510	153,719	543
Financing arrangements of consolidated partnerships	1,121,475	18,383	144,360	237,684	721,048
Repurchase agreements of consolidated partnerships	39,125	--	39,125	--	--
Consolidated Partnership unfunded investment commitments(11)	602,774	205,306	270,885	126,583	--
Subtotal of Consolidated Partnerships	2,436,104	422,647	773,880	517,986	721,591
Total	$3,976,611	$772,220	$1,094,209	$556,188	$1,553,993

(1)
The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate.  Management has the intent and believes it has the ability to repay, renew, refinance or remarket the borrowings beyond their current due dates.

(2)	Recourse debt represents principal amount only. The weighted average interest rate at period end, including the impact of swaps, was 8.89%.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

(3)
Amounts are expected to be repaid from releases of stabilization escrow (see Note 10 to the consolidated financial statements), monetization of non-core assets, specified cash flow streams, operating cash flows and other anticipated cash receipts.

(4)
To the extent this portion of the facility is used to acquire equity interests in tax credit partnerships (see Note 9 to the consolidated financial statements) the amounts are repaid from proceeds upon sale of those interests to a tax credit fund.

(5)	Represents borrowings by our mortgage banking subsidiaries for which the associated mortgage loans held for sale have firm sale commitments. The amounts borrowed are repaid upon sale of the loans.
(6)	Amounts are expected to be repaid using the cash interest income from the collateral assets.
(7)
We are currently in negotiations with the landlord regarding the subleasing of space we planned to occupy as our new headquarters.  Negotiations are ongoing and we cannot estimate the outcome at this time. See also Note 30 to the consolidated financial statements.

(8)
Represents a liability established related to mortgage revenue bonds re-securitized in December 2007 which were not accounted for as sold due to continuing involvement with the underlying assets.  Amounts are based upon the expected repayment dates of the underlying bonds.  As the associated mortgage revenue bonds are repaid and/or receive sale treatment, the associated liability will be reduced (see Note 7 to the consolidated financial statements).

(9)
Of this amount, $227.9 million represents mortgage loan origination commitments with corresponding sale commitments.  The origination commitments are funded using the Mortgage banking warehouse line and/or the Multifamily ASAP plus facility.  See discussion of those facilities above.

(10)
Of the notes payable of consolidated partnerships, $214.7 million are collateralized by equity subscriptions of certain equity partners of the investment funds.  Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes.  Of the remaining balance, $163.0 million is collateralized with the underlying properties of the consolidated operating partnerships.  All of this debt is non-recourse to us.

(11)
To be funded from capital of Consolidated Partnerships.  Payments of investment commitments are based on property performance thresholds as defined in the partnership agreements.  The estimated scheduled payments can vary based on the actual performance of the properties.

Further information is included in Notes 7, 8, 14, 15, 17 and 30 to the consolidated financial statements.

Off Balance Sheet Arrangements

The following table reflects our maximum exposure and the carrying amounts as of December 31, 2008 for guarantees we and our subsidiaries have entered into and other contingent liabilities:

(in thousands)	Maximum Exposure	Carrying Amount

Tax Credit Fund credit intermediation(1)	$1,587,685	$31,380
Mortgage banking loss sharing agreements(2)	952,719	13,116
Credit support to developers(3)	171,836	261
Centerline Financial credit default swaps(4)	44,015	1,097
	$2,756,255	$45,854

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

(2)      The loss sharing agreements with Fannie Mae and Freddie Mac are a normal part of the DUS and DUI lender programs and afford a higher level of fees than we earn for other comparable funding sources.  The carrying value disclosed above is our estimate of potential exposure under the guarantees, although any funding requirements for such exposure is based on the contractual requirements of the underlying loans we sell to Fannie Mae and Freddie Mac, which vary as to amount and duration, up to a maximum of 30 years.  The carrying value disclosed above represents the reserve we have recorded as a reduction of mortgage servicing rights, which we recognize as the fair value of the agreements.  In addition to the carrying amount above, we recorded a $1.5 million charge in the second quarter of 2008 for specific expected losses under our mortgage loan loss sharing agreement with Fannie Mae.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

(4)      To date, we have had minimal exposure to losses and anticipate no material liquidity requirements in satisfaction of any arrangement.  The carrying values disclosed above relate to the fees we earn for the transactions, which we recognize as their fair values.

The maximum exposure amount is not indicative of our expected losses under the guarantees.  For details of these transactions, see Note 30 to the consolidated financial statements.

SECTION 5 – APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are based on the selection and application of GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  These estimates and assumptions sometimes involve future events that cannot be determined with absolute certainty.  Therefore, our determination of estimates requires that we exercise judgment.  While we have used our best estimates based on the facts and circumstances available to us at the time, different results may actually occur and any such differences could be material to our consolidated financial statements.  The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations.  The development and the selection of these critical accounting policies have been determined by management and reviewed with our Audit Committee.  Due to the significant judgment involved in selecting certain assumptions, it is possible that different parties could choose different assumptions and reach different conclusions.

We believe the following policies may involve a higher degree of judgment and complexity and represent the critical accounting estimates used in the preparation of our consolidated financial statements (see Note 2 to the consolidated financial statements for further information with respect to these accounting policies).

Fair Value

Fair value measurements are an integral part of the preparation of financial statements in accordance with GAAP.  In determining fair value, the selection of the appropriate valuation technique as well as determination of inputs, assumptions and estimates for each technique requires significant judgment.  Although we believe that the inputs used in our valuation techniques are reasonable as of the measurement date, a change in one or more of the inputs could result in a material increase or decrease in the fair value of certain assets or liabilities.  Either instance would have an impact on our consolidated financial statements.

Provided below are those instances where the determination of fair value could have the most significant impact on our financial condition or results of operations.  Changes in the estimates and assumptions discussed could materially affect the determination of fair value:

Valuation of Series B Freddie Mac Certificates.  We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model.  The assumptions include:

•
estimating the default and prepayment rates of the mortgage revenue bonds in the managed portfolio, which estimates are based on our historical experience and industry studies related to properties comparable to those underlying the bonds; and

•
applying an appropriate discount rate, which we consider in comparison to comparable residual interests secured by multifamily loans, along with consideration of the tax free nature of the associated income.

In determining these assumptions, management must consider micro- and macroeconomic conditions, the factors that serve as a disincentive to default, and the source of cash flows properties use to make debt service payments.  Impairment considerations are principally driven by timing and magnitude of credit losses and our ability and intent to retain the residual.

Valuation of Mortgage Servicing Rights.  SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), as amended, requires that servicing rights retained when mortgage loans are sold be recorded as assets at fair value and amortized in proportion to, and over the period of, estimated net servicing income. Significant judgment is required in accounting for these assets, including:

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

•	Estimating the appropriate proportion and period for amortizing the asset.

We assess our mortgage servicing rights for impairment based on the fair value of the assets as compared to carrying values. We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers. To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value. With respect to our primary servicing portfolio, we have determined that the predominant risk characteristics are the interest rate and type of loan.  For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are non-recurring.

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

Accounting for Income Taxes

SFAS 109 establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns as well as the recoverability of amounts we record, including deferred tax assets. Furthermore, these projected future tax consequences include our assumption as to the continuing tax-free nature of a portion of our earnings. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.  In addition, determining our exposure in connection with uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) requires judgment by management including determination of whether it is more likely than not that a position would withstand audit and the measurement of the tax position and related interest and penalties if challenged.

Consolidation

Our consolidated financial statements include the accounts of the parent trust, its wholly owned and majority owned subsidiary and statutory trusts, other non-trust subsidiary companies it controls and entities consolidated pursuant to FIN 46(R) or other similar accounting pronouncements including those governing partnerships.  The analysis as to whether to consolidate an entity is subject to significant judgment.  Some of the criteria we are required to consider include:

•	determination of degree of control over an entity by its various equity holders;
•	structure of the entity;
•	relationships between equity holders;
•	determination of primary beneficiary; and
•	ability to replace general partners, among others.

These analyses involve estimates, probability weighting of subjective factors included within cash flow models, and other estimates based on the judgment of management.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Our consolidated financial statements reflect the assets, liabilities, revenues and expenses of the Consolidated Partnerships on a gross basis.  The interests of investors in these funds, which comprise the majority ownership interest, have historically been reflected as limited partners’ interests in consolidated partnerships.  As a result of consolidation, management fees and incentive fees earned by other segments related to the Consolidated Partnerships are eliminated in consolidation; however, our allocated share of the net income is adjusted accordingly such that the consolidation has no effect on our net income or loss.  The deconsolidation of the Consolidated Partnerships would have the impact of significantly lowering our revenues and related expenses and restoring the presentation of management fees, including incentive fees that had previously been eliminated in consolidation.

In addition, we use the equity method to account for investments for which we have the ability to exercise significant influence over operating and financial policies.  Our consolidated net income includes our share of net earnings of these companies.  Our judgment regarding the level of influence over each equity method investment includes the consideration of key factors such as voting interests, representation on the board of directors, participation in policy-making decisions and materiality of intercompany transactions.

SECTION 6 – RELATED PARTY TRANSACTIONS

As discussed in Note 28 to the consolidated financial statements, we have had significant transactions with related parties.  Following is a discussion of the most significant of those relationships.

American Mortgage Acceptance Company

Through our subsidiaries, we manage the operations of AMAC and originated loans on its behalf.  As with the CMBS Fund and High-Yield Debt Fund Partnerships and other entities managed by our Commercial Real Estate group, we also invested in AMAC and loaned amounts to assist in its growth and to refinance debt as necessary to protect our invested interests and the cash flow streams our management contract generated.  As further discussed in SECTION 3 – RESULTS BY GROUP – Commercial Real Estate, we wrote down most of the amounts invested due to the impact of the economy on AMAC’s operations.

The Related Companies L.P.

Investments made by the funds and other entities we manage (including AMAC) may include investments in properties developed by The Related Companies, LP (“TRCLP”), a company controlled by our Chairman, if they meet the investment criteria of those entities, subject to our underwriting standards.  The nominating and governance committee of our Board of Trustees reviews such related parties investments.  We consider these investments for our managed entities based on our long standing business relationship with TRCLP and the alignment of their development portfolio with the investment objectives of our managed entities.

In January 2008, an affiliate of TRCLP purchased the entire class of our 11.0% Preferred Shares in a private placement The issuance of the shares was a condition to obtaining the credit facility into which we entered at the time we re-securitized our mortgage revenue bond portfolio.  While other buyers were considered for the share issuance, the terms desired by those parties would have resulted in a significantly higher cost of capital.

In March 2008, we commenced a rights offering that entitled shareholders to purchase these shares, with the TRCLP affiliate retaining all shares not purchased as part of the rights offering.  The rights offering concluded in April 2008; shareholders purchased 0.4 million shares for $4.4 million and we redeemed the same number of shares from the TRCLP affiliate.

Further information about these related party transactions, as well as certain transactions between the High-Yield Debt Fund Partnership and AMAC, is included in Note 28 to the consolidated financial statements.

SECTION 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  Under FSP EITF 03-6-1, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered to participate in undistributed earnings with common shareholders.  Because the awards are considered participating securities, they would be included as a separate class in our calculation of EPS (see Note 26 to the consolidated financial statements).  FSP EITF 03-6-1 is effective for us on January 1, 2009 and all prior-period earnings per share data presented will be adjusted retrospectively.  The Company currently expects the adoption of FSP EITF 03-6-1 to reduce basic earnings per share by $0.01, $0.07 and $0.04 for 2008, 2007 and 2006, respectively, and to reduce diluted earnings per share by $0.01, $0.07 and $0.03 for 2008, 2007 and 2006, respectively.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

In December 2007, the FASB issued SFAS 160.  SFAS 160 requires that a noncontrolling interest (currently displayed as minority interests in consolidated subsidiaries, preferred shares of  subsidiary (not subject to mandatory repurchase) and limited partners’ interests in consolidated partnerships) be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and most of its provisions will apply prospectively.  The presentation and disclosure requirements, however, are to be applied retrospectively.  The adoption of SFAS 160 is not expected to have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2008), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS 141(R) is effective for us on January 1, 2009.  We do not expect the adoption of SFAS 141(R) to have a material effect on our financial condition, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  The objective of FSP FAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  Under the guidance in FSP FAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS 140.  If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  FSP FAS 140-3 is effective for us on January 1, 2009.  We do not expect the adoption of FSP FAS 140-3 to have a material impact on our consolidated financial statements.

SECTION 8 – FORWARD LOOKING STATEMENTS

This MD&A contains forward-looking statements.  These forward-looking statements are not historical facts, but rather our beliefs and expectations and are based on our current estimates, projections and assumptions about our Company and industry.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.  Some of these risks include, among other things:

•	business limitations caused by adverse changes in real estate and credit markets and general economic and business conditions;
•	risks related to the form and structure of our financing arrangements;
•	our ability to generate new income sources, raise capital for investment funds and maintain business relationships with providers and users of capital;
•	changes in applicable laws and regulations;
•	our tax treatment, the tax treatment of our subsidiaries and the tax treatment of our investments;
•	competition with other companies;
•	risk of loss from direct and indirect investments in CMBS and CDOs and mortgage revenue bonds;
•	risk of loss under mortgage banking loss sharing agreements;
•	risks associated with providing credit intermediation; and
•	risks associated with enforcement by our creditors of any rights or remedies which they may possess.

We caution you not to place undue reliance on these forward-looking statements, which reflect our view only as of the date of this annual report on Form 10-K.  We are under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements, whether as a result of new information, subsequent events or otherwise.

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

The assumptions related to the following discussion of market risk involve judgments concerning future economic market conditions, future corporate decisions and other interrelating factors, many of which are beyond our control and all of which are difficult or impossible to predict with precise accuracy.  Although we believe that the assumptions underlying the forward-looking information are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking information included herein will prove to be accurate.  Due to the significant uncertainties inherent in forward-looking information, the inclusion of such information should not be regarded as our representation that our objectives and plans would be achieved.

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

As of December 31, 2008, of the total amount of our liabilities labeled on our Consolidated Balance Sheets as “Financing Arrangements and Secured Financing” and “Notes Payable”, $420.5 million is variable rate debt not economically hedged via interest rate swap agreements.  We also have escrow balances of $199.7 million maintained by our Portfolio Management group and we are entitled to the interest earned on those balances.  A 1.0% increase in interest rates would therefore result in a net decrease of our pre-tax income by $2.7 million.

We manage this risk through the use of interest rate swaps as described in Note 27 to the consolidated financial statements.  In addition, we manage our exposure by striving for diversification in our businesses, including analysis of our susceptibility to interest rate changes and by managing our leverage.

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

MANAGEMENT’S REPORT ON THE EFFECTIVENESS OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Centerline Holding Company and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Centerline management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which appears on page 76 and which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

/s/ Marc D. Schnitzer	/s/ Robert L. Levy
Marc D. Schnitzer	Robert L. Levy
Chief Executive Officer	Chief Financial Officer
March 10, 2009	March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Centerline Holding Company

New York, New York

We have audited the internal control over financial reporting of Centerline Holding Company and subsidiaries (the "Company") as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on the Effectiveness of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules, and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, in 2008.

/s/DELOITTE & TOUCHE LLP

New York, New York

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Centerline Holding Company

New York, New York

We have audited the accompanying consolidated balance sheets of Centerline Holding Company and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedules listed in the Index at Item 15(a)2.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Centerline Holding Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 6 and 27 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, in 2008.

As discussed in Notes 2 and 25 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
New York, New York
March 10, 2009

CENTERLINE HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$103,879	$137,111
Restricted cash	10,852	32,548
Investments:
Available-for-sale (Note 8)	539,213	936,191
Equity method (Note 9)	31,367	38,761
Other (Note 10)	134,227	184,464
Investments in and loans to affiliates, net (Note 28)	19,222	107,175
Goodwill and intangible assets, net (Note 11)	338,650	504,273
Deferred costs and other assets, net (Note 12)	135,679	141,438
Consolidated partnerships (Note 13):
Investments:
Available-for-sale	225,884	1,782,543
Held-to-maturity	288,960	--
Equity method	4,234,251	4,178,206
Other	248,469	414,377
Land, buildings and improvements, net	697,422	661,380
Other assets	373,932	371,735
Total assets	$7,382,007	$9,490,202
LIABILITIES AND EQUITY
Liabilities:
Notes payable (Note 14)	$358,061	$505,888
Financing arrangements and secured financing (Note 15)	411,413	562,502
Accounts payable, accrued expenses and other liabilities (Note 16)	205,464	313,250
Preferred shares of subsidiary (subject to mandatory repurchase) (Note 18)	273,500	273,500
Consolidated partnerships (Note 17):
Financing arrangements	1,121,475	1,122,906
Notes payable	672,730	458,367
Repurchase agreements	39,125	416,059
Due to property partnerships	577,160	970,602
Other liabilities	208,664	193,020
Total liabilities	3,867,592	4,816,094
Minority interests in subsidiaries (Note 18)	75,080	176,716
Preferred shares of subsidiary (not subject to mandatory repurchase) (Note 18)	104,000	104,000
Redeemable securities (Note 19)	326,379	69,888
Limited partners’ interests in consolidated partnerships	3,876,467	3,782,912
Commitments and contingencies (Note 30)
Shareholders’ (deficit) equity (Note 20):
Beneficial owners’ equity:
4.4% Convertible CRA preferred shares; no par value; no shares issued and outstanding in 2008 and 1,060 shares issued and outstanding in 2007	--	51,281
Convertible CRA shares; no par value; 519 shares issued and outstanding in 2008 and 5,306 shares issued and outstanding in 2007	3,144	66,879
Special preferred voting shares; no par value; 13,131 shares issued and outstanding in 2008 and 14,298 shares issued and outstanding in 2007	131	143
Common shares; no par value; 160,000 shares authorized; 56,662 issued and 52,970 outstanding in 2008 and 53,943 issued and 50,567 outstanding in 2007	338,619	592,505
Treasury shares of beneficial interest – common, at cost; 3,692 shares in 2008 and 3,376 shares in 2007	(65,283)	(64,312)
Accumulated other comprehensive loss	(1,144,122)	(105,904)
Total shareholders’ (deficit) equity	(867,511)	540,592
Total liabilities and equity	$7,382,007	$9,490,202

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Interest income	$98,677	$209,597	$190,659
Fee income	65,877	94,290	90,946
Other	7,062	11,019	15,998
Consolidated partnerships (Note 24):
Interest income	262,997	195,203	51,728
Rental income	68,357	55,541	30,701
Other	8,605	7,277	7,227
Total revenues	511,575	572,927	387,259
Expenses:
General and administrative (Note 21)	165,028	182,484	160,786
Interest	74,611	145,236	97,853
Interest – distributions to preferred shareholders of subsidiary	18,898	18,898	18,898
Depreciation and amortization	46,030	45,099	45,395
Write-off of goodwill and intangible assets (Note 11)	152,792	7,226	2,644
Loss on impairment of assets (Note 22)	48,935	20,008	5,003
Consolidated Partnerships (Note 24):
Interest	165,022	100,321	47,926
Loss on impairment of assets	317,264	20,941	--
Other expenses	138,840	113,031	82,142
Total expenses	1,127,420	653,244	460,647
Loss before other income	(615,845)	(80,317)	(73,388)

Other (loss) income:
Equity and other (loss) income	(79,149)	(5,165)	1,978
Gain from repayment or sale of investments, net	3,106	11,151	18,370
Loss on re-securitization of mortgage revenue bonds (Note 7)	--	(77,903)	--
Other losses from consolidated partnerships, net	(283,767)	(320,166)	(278,232)
Loss before allocations	(975,655)	(472,400)	(331,272)

(Income) loss allocations:
Preferred shares of subsidiary	(6,225)	(6,225)	(6,225)
Minority interests in subsidiaries, net of tax (Note 18)	94,317	24,111	(16,094)
Limited partners of consolidated partnerships, net	659,228	398,893	401,377
(Loss) income before income taxes	(228,335)	(55,621)	47,786
Income tax provision (Note 25)	(3,823)	(4,507)	(6,492)
Net (loss) income	(232,158)	(60,128)	41,294

Dividends for preferred and redeemable securities (including dividends in arrears)	(20,351)	(4,757)	(4,752)
Effect of redeemable share conversions	(16,912)	(3,390)	--
Net (loss) income for earnings per share calculations	$(269,421)	$(68,275)	$36,542
Net (loss) income per share (Note 26):
Basic	$(5.18)	$(1.19)	$0.63
Diluted	$(5.18)	$(1.19)	$0.62
Weighted average shares outstanding (Note 26):
Basic	51,997	57,175	58,154
Diluted	51,997	57,175	58,711
Dividends declared per common share	$0.225	$1.68	$1.68

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	4.4% Convertible CRA preferred	Convertible CRA Shares	Special Preferred Voting Shares	Common Shares		Treasury Shares	Accumulated Other Comprehensive Income/(loss)	Total	Comprehensive Income/(loss)
				Shares

January 1, 2006	$104,498	105,473	150	51,988	746,745	(7,135)	100,104	1,049,835
Net income	--	--	--	--	41,294	--	--	41,294	$41,294
Allocation of earnings	4,752	4,137	--	--	(8,889)	--	--	--	--
Unrealized losses	--	--	--	--	--	--	(33,241)	(33,241)	(33,241)
Share-based compensation	--	--	--	417	15,848	--	--	15,848	--
Conversions or redemptions	--	--	(2)	20	1,954	--	--	1,952	--
Treasury shares	--	--	--	(1,082)	--	(20,883)	--	(20,883)	--
Distributions	(4,752)	(11,007)	--	--	(88,914)	--	--	(104,673)	--
December 31, 2006	104,498	98,603	148	51,343	708,038	(28,018)	66,863	950,132	$8,053

Net loss	--	--	--	--	(60,128)	--	--	(60,128)	$(60,128)
Allocation of earnings	4,757	(7,436)	--	--	2,679	--	--	--	--
Unrealized losses	--	--	--	--	--	--	(172,767)	(172,767)	(172,767)
Share-based compensation	--	--	--	918	29,999	--	--	29,999	--
Adoption of FIN 48	--	--	--	--	(1,161)	--	--	(1,161)	--
Conversions or redemptions	--	--	(5)	278	5,139	--	--	5,134	--
Reclassification to redeemable securities	(53,217)	(13,281)	--	--	(3,390)	--	--	(69,888)	--
Treasury shares	--	--	--	(1,972)	--	(36,294)	--	(36,294)	--
Distributions	(4,757)	(11,007)	--	--	(88,671)	--	--	(104,435)	--
December 31, 2007	51,281	66,879	143	50,567	592,505	(64,312)	(105,904)	540,592	$(232,895)

Net loss	--	--	--	--	(232,158)	--	--	(232,158)	$(232,158)
Allocation of earnings	38	(3,550)	--	--	(11,786)	--	--	(15,298)	--
Unrealized losses	--	--	--	--	--	--	(1,038,218)	(1,038,218)	(1,038,218)
Share-based compensation	--	--	--	1,470	12,945	--	--	12,945	--
Conversions or redemptions	--	--	(12)	1,249	5,383	--	--	5,371	--
Reclassification to redeemable securities	(51,281)	(59,977)	--	--	(10,797)	--	--	(122,055)	--
Fair value accretion	--	--	--	--	(6,115)	--	--	(6,115)	--
Treasury shares	--	--	--	(316)	--	(971)	--	(971)	--
Distributions	(38)	(208)	--	--	(11,358)	--	--	(11,604)	--
December 31, 2008	$--	$3,144	$131	52,970	$338,619	(65,283)	$(1,144,122)	$(867,511)	$(1,270,376)

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net (loss) income	$(232,158)	$(60,128)	$41,294
Reconciling items:
Gain from repayment or sale of investments	(3,106)	(803)	(1,055)
Impairment of investments and other assets	48,935	20,008	5,003
Loss on re-securitization of mortgage revenue bonds	--	77,903	--
Write-off of goodwill and intangible assets	152,792	7,226	2,644
Depreciation and amortization	46,030	45,099	45,395
Equity in losses (gains) of unconsolidated entities, net	79,149	5,165	(1,979)
Distributions received from equity investees	--	149	4,469
Income allocated to preferred shares of subsidiary	6,225	6,225	6,225
Income (loss) allocated to minority interests in subsidiaries	(94,317)	(24,111)	16,094
Share-based compensation expense	12,945	29,019	15,425
Non-cash interest income and expense, net	(1,531)	9,406	4,137
Other non-cash expense, net	(1,410)	(10,617)	(12,119)
Deferred taxes	(941)	3,147	2,423
Reserves for bad debts, net of reversals	2,682	4,052	6,961
Change in fair value of interest rate derivatives	(8,753)	34,740	(203)
Changes in operating assets and liabilities, net of acquisitions:
Mortgage loans held for sale	46,929	27,079	31,288
Deferred revenues	(30,295)	8,046	24,167
Receivables	5,075	50,456	(82,731)
Other assets	(6,747)	(3,490)	(8,335)
Accounts payable, accrued expenses and other liabilities	(22,592)	31,313	4,206
Net cash flow from operating activities	(1,088)	259,884	103,309

Cash flows from investing activities:
Sale and repayments of available-for-sale securities	78,206	1,935,293	115,600
Purchases of available-for-sale securities	(50,830)	(532,013)	(420,049)
Acquisition of mortgage loans held for investment	(246,685)	(256,156)	7,473
Sale and repayments of mortgage loans held for investment	250,705	299,892	48,939
Acquisitions, net of cash acquired	--	--	(262,659)
Advances to partnerships	(53,679)	(223,155)	(207,990)
Collection of advances to partnerships	70,127	221,895	188,711
Deferred investment acquisition costs	(2,927)	(2,040)	(1,474)
Decrease (increase) in restricted cash, escrows and other cash collateral	14,994	(135,144)	19,244
Return of capital from equity investees	460	90	16,667
Acquisition of furniture, fixture and leasehold improvements	(6,744)	--	--
Acquisition of asset management contract	(7,505)	--	--
Acquisition of AMAC common and preferred shares	--	(12,285)	--
Loan to AMAC	(2,192)	(62,685)	(15,000)
Equity investments and other investing activities	(29,797)	(15,338)	(30,045)
Net cash flow from investing activities	14,133	1,218,354	(540,583)

See accompanying notes to consolidated financial statements

(continued)

CENTERLINE HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Repayments of financing arrangements	(14,275)	(2,000,273)	(1,028,533)
Proceeds from financing arrangements and secured financing	62,757	761,605	1,409,098
Distributions to shareholders	(41,863)	(104,436)	(104,168)
Distributions to preferred shareholders of subsidiary	(6,225)	(6,225)	(6,225)
Distributions to minority interests in consolidated subsidiaries	(28,884)	(37,617)	(35,589)
Repayment of term loan	(81,116)	(249,375)	(625)
Proceeds from term loan	10,000	140,000	250,000
(Decrease) increase in other notes payable	(75,142)	24,098	(4,696)
Minority interest contribution	1,900	3,100	5,250
Proceeds from 11.0% Preferred shares	131,235	--	--
Proceeds from 11.0% Preferred shares rights offering	4,365	--	--
Proceeds from stock options exercised	--	678	756
Retirement of minority interests and special preferred voting shares	--	(3,111)	(724)
Treasury stock purchases	(4,365)	(36,294)	(20,447)
Deferred financing costs	(4,664)	(12,090)	(9,305)

Net cash flow from financing activities	(46,277)	(1,519,940)	454,792

Net (decrease) increase in cash and cash equivalents	(33,232)	(41,702)	17,518
Cash and cash equivalents at the beginning of the year	137,111	178,813	161,295

Cash and cash equivalents at the end of the year	$103,879	$137,111	$178,813

Supplemental information:

Interest paid	$251,134	$268,400	$94,713
Taxes paid	$3,717	$2,924	$1,204

Non-cash investing and financing activities:
Recognized sale of re-securitized mortgage revenue bonds:
Reductions in secured financing liability	$(227,285)	$--	$--
Reduction in mortgage revenue bonds	$273,494	$--	$--
Increase in Series A Freddie Mac Certificates	$(33,508)	$--	$--
Increase in Series B Freddie Mac Certificates	$(23,101)	$--	$--
Increase in mortgage servicing rights	$8,885	$--	$--
Exchange of mortgage revenue bonds for Freddie Mac certificates	$--	$442,140	$--
Share grants issued	$7,882	$28,445	$41,767
Conversion of minority interests to common shares	$20,897	$5,161	$1,954
Treasury stock purchases via employee withholding	$972	$2,953	$436
Cancellation of acquisition – related SMUs	$--	$--	$(4,076)
Acquisition activity:
Conversion of existing assets	$--	$--	$14,221
Issuance of subsidiary equity	--	--	4,859
Assets acquired	--	--	(341,248)
Liabilities assumed	--	--	59,509
Net cash paid for acquisitions	$--	$--	$(262,659)

See accompanying notes to consolidated financial statements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

NOTE 1 – Description of Business and Basis of Presentation

A.  Description of Business

Centerline Holding Company, together with its subsidiaries, is an alternative asset manager with a core focus on real estate and more than $14.0 billion of assets under management as of December 31, 2008.  We conduct substantially all of our business through our subsidiaries, generally under the designation Centerline Capital Group.  For ease of readership the term “we” (as well as “us”, “our” or “the Company”) as used throughout this document may mean a subsidiary or the business as a whole, while the term “parent trust” refers only to Centerline Holding Company as a stand-alone entity.

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

Portfolio Management, which comprises activities for monitoring, managing and servicing principally commercial real estate investments we own, investments for funds we manage and loans for third parties; and

Credit Risk Products, which provides credit intermediation, through our subsidiaries, to affordable housing debt and equity products.

Our Corporate group, comprised of Finance and Accounting, Legal, Corporate Communications, Operations and Risk Management departments, supports these four business groups.

Consolidated Partnerships comprises certain funds we control, notwithstanding the fact that we may only have a minority economic interest in such entities.  For segment purposes, Consolidated Partnerships includes the investment fund partnerships we originate and manage through the Affordable Housing and Commercial Real Estate groups and certain property partnerships, all of which we are required to consolidate in accordance with various accounting pronouncements.  The Consolidated Partnerships invest in low income housing tax credit (“LIHTC”) properties or similar structures (“tax credit”), high-yield commercial mortgage backed securities (“CMBS”), collateralized debt obligation (“CDO”) debt and equity and high-yield debt.

B.  Principles of Consolidation

Our consolidated financial statements are prepared on a basis consistent with generally accepted accounting principles of the United States of America (“GAAP”) and pursuant to the rules of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements of Centerline Holding Company include the parent trust and its wholly owned and majority owned subsidiary statutory trusts, corporations and limited liability companies which we control; and the Consolidated Partnerships which are those entities in which we have a substantive controlling general partner or managing member interest or in which we have concluded we are the primary beneficiary of a variable interest entity (“VIE”) in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (as revised) Consolidation of Variable Interest Entities – an interpretation of ARB No. 51  (“FIN46(R)”).

With respect to entities we consolidate pursuant to FIN 46(R), the analysis as to whether the entity is a variable interest entity and whether we consolidate it is subject to significant judgment.  Some of the criteria we are required to consider include:

•	determination of degree of control over an entity by its various equity holders;
•	design of the entity;
•	relationships between equity holders;
•	determination of primary beneficiary; and
•	the ability to replace general partners, among others.

These analyses involve estimates, probability weighting of subjective factors included within cash flow models, and other estimates based on the judgment of management.

We eliminate from our financial results all intercompany transactions, including intercompany transactions between our operating segments and our Consolidated Partnerships.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements

Certain of the amounts from prior year have been reclassified to conform to the 2008 presentation, including $20.9 million of losses on impairment of assets held by our consolidated partnerships which was included in “other losses from consolidated partnerships” in the prior year.

Variable Interest Entities

As required by FIN 46(R), we consolidate numerous fund partnerships that we sponsor, manage and service. The funds invest the capital raised by the investor partners and finance their operations through equity raised, entering into debt agreements with third parties and from operating cash flows.  Our involvement with the funds includes:

•	acting as general partner;
•	managing and servicing their assets;
•	warehousing investments and selling them to the fund;
•	originating loans that are then sold to the fund; and
•	in certain cases, investing in the funds.

The funds’ assets and liabilities are detailed and described in Notes 13 and 17.

Beyond any co-investment in a fund, we are not obligated to provide financial support to the entities.  Regardless, we may elect to provide financial support to protect our investments.  During the three years ended December 31, 2008, we provided financial support to the entities included in our designation of Consolidated Partnerships, including loans to a CMBS Fund Partnership (see Note 17B) and loans to Tax Credit Fund Partnerships (see Note 28D).

Qualifying Special Purpose Entities

Through our Commercial Real Estate group and the funds it manages, we invest in CMBS and are named special servicer of the trusts that issue the CMBS.  For most of those trusts, we are a non-transferor servicer, having acquired the CMBS positions through investment rather than retaining interests from securitizations of assets we owned.

The CMBS trusts invest in mortgage loans, financed by the CMBS they issue.  Total assets of those trusts where we are the non-transferor servicer aggregated $113.8 billion as of December 31, 2008.  The carrying value of our investment in those trusts and those held by the funds we manage were as follows:

(in thousands)	December 31, 2008

Held for our own account	$2,550
Held by CMBS and High-Yield Debt Fund Partnerships	182,828
Total at fair value	$185,378

As special servicer, we are not contractually obligated to provide any financial support to the CMBS trusts and we have provided no financial support to the trusts in the three year period ended December 31, 2008.  Our maximum exposure to loss with respect to the CMBS trusts is limited to the cost of our investment.  With respect to the investments held by the CMBS and High-Yield Debt Fund Partnerships, our exposure to such loss would be reduced by the percentage of the fund held by other investors (typically 95%).

C.  Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes.  Significant estimates that require difficult and subjective judgments inherent in the preparation of the accompanying consolidated financial statements include the determination of fair value for mortgage revenue bonds, Federal Home Loan Mortgage Corporation (“Freddie Mac”) certificates, goodwill and intangible assets; accounting for income taxes, including the potential outcome of uncertain tax positions; and determination of consolidated entities.  Estimates are based on past experience and other considerations reasonable under the circumstances.  Actual results could differ from those estimates.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 2 – Summary of Significant Accounting Policies

A.  Cash and Cash Equivalents, Restricted Cash

Cash and cash equivalents include cash in banks and investments in short-term instruments with an original maturity date of three months or less.  Restricted cash includes collateral for borrowings within our securitization programs and in accordance with Fannie Mae and Freddie Mac requirements.

B.  Investments- Available-for-Sale

We account for investments designated as available-for-sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and report them at fair value, with unrealized gains and losses, net of tax where applicable, recorded in accumulated other comprehensive income.  Our available-for-sale investments, including those of Consolidated Partnerships, include:

Freddie Mac Certificates – In connection with the re-securitization of most of our Affordable Housing mortgage revenue bond portfolio in December 2007 (see Note 7), we retained interests in the form of Freddie Mac Taxable Multifamily Variable Rate Certificates (“Freddie Mac Certificates”).

Series A-1 Freddie Mac Certificates:  The Series A-1 Freddie Mac Certificates are fixed rate, tax-exempt credit enhanced certificates that have terms consistent with preferred shares of our Centerline Equity Issuer Trust I (“Equity Issuer”) subsidiary (see Note 18).  We generally determine fair value based on observable market transactions of similar instruments.  Because these certificates typically have a limited or inactive market, in the absence of observable market transactions, we estimate fair value for each certificate utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing it against any similar market transactions.

Series B Freddie Mac Certificates:  We determine fair value of the Series B Freddie Mac Certificates, which represent the residual interests of the re-securitized portfolio, based upon a discounted cash flow model that follows the contractual provisions of the certificates.  The significant assumptions of the valuation include:

•
estimating the default and prepayment rates of the mortgage revenue bonds in the managed portfolio, which estimates are based on our historical experience and industry studies related to properties comparable to those underlying the bonds; and

•
applying an appropriate discount rate, which we consider in comparison to comparable residual interests secured by multifamily loans, along with consideration of the tax free nature of the associated income.

Mortgage Revenue Bonds – For our Affordable Housing group, we invest in mortgage revenue bonds that are principally tax-exempt.  Although we can and may elect to hold mortgage revenue bonds until maturity, we have the ability to securitize or otherwise sell such bonds and, in most cases, have the ability to require redemption prior to maturity.  We generally base the fair value of our mortgage revenue bonds on observable market transactions, which may indicate a fair value approximating the unpaid principal balance.  Because mortgage revenue bonds typically have a limited or inactive market, in the absence of observable market transactions, we estimate fair value for each bond by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing against any similar market transactions.  Direct costs relating to unsuccessful acquisitions and all indirect costs relating to mortgage revenue bonds are charged to operations.

CMBS, Retained Interests and CDO Debt and Equity – For our Commercial Real Estate group, we purchase real estate debt securities (principally high-yield CMBS securities) some of which are retained interests from previous securitization activities.  In addition, our Consolidated Partnerships group may hold CMBS and retained interests as well as CDO securities.  We classify these investments as available-for-sale as we may sell them or dispose of them prior to maturity.  We generally estimate fair value of these investments based on market prices provided by certain dealers who make a market in these financial instruments, although such markets may not be active.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The market for these instruments may lack liquidity and have limited market volume.  Accordingly, the fair values may reflect estimates and may not necessarily be indicative of the amounts we or a fund could realize in a current market exchange.

The yield to maturity on CMBS and retained interests depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations.  Our CMBS interests and retained interests are subordinated instruments.  Cash flow from the mortgages underlying the CMBS interests and retained interests is allocated first to the senior interests and then among the other CMBS interests and retained interests in order of relative seniority.  To the extent that there are defaults and unrecoverable losses on the underlying mortgages that result in reduced cash flows, the most subordinate interest bear the loss first, with excess losses borne by the remaining interests in order of relative subordination.

Marketable Securities – From time to time, we may purchase other marketable securities, the fair value of which is based upon quoted market prices.

Available-for-sale securities are assessed for impairment quarterly.  Those that represent beneficial interests in securitizations are assessed under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20”) as amended. To determine if an impairment is other-than-temporary we generally consider the duration of the loss position, the strength of the underlying collateral, the term, management’s intent and other similar information.  If we determine an available-for-sale security is other-than-temporarily impaired, we write it down to its estimated fair value and record a realized loss in the consolidated statements of operations.  The fair value at that time is then considered the cost basis of the investment and subsequent increases in fair value over this new cost basis are included in other comprehensive income; subsequent decreases in fair value, if not other-than-temporary impairment, are also included in other comprehensive income.

For more information regarding available-for-sale investments see Note 8.

C.  Investments – Held-to-Maturity

In October 2008, pursuant to the provisions of SFAS 115, we elected to change the accounting classification of certain retained CMBS certificate investments held in one of our CMBS Fund Partnerships from available-for-sale to held-to-maturity based upon our intent and ability to hold these investments to maturity. In accordance with this election, retained CMBS certificates with an amortized cost of $418.7 million and a fair value of $283.0 million were reclassified and the unrealized loss on the investments as of the reclassification date ($135.7 million) was segregated within accumulated other comprehensive income at the fund level.  We accrete the difference between amortized cost and the face value of these investments, and the unrealized loss as of the reclassification date, to interest income using the effective yield method.

D.  Investments – Equity Method

For investments in entities we do not control, but for which we have the ability to exercise significant influence over operating and financial policies, we use the equity method.  Equity method investments consist of:

Partnership Interests – Partnership interests related to the real estate equity investment funds we sponsor.  Typically, we hold these investments for a short period until we establish a new fund; and

Centerline Urban Capital LLC – Centerline Urban Capital LLC (“CUC”) is a joint venture equity fund with the California Public Employees Retirement System (“CalPERS”).

We also manage American Mortgage Acceptance Corporation (“AMAC”), a publicly traded real estate investment trust (“REIT”); however, its board has begun a process of determining a plan of liquidation.

Under the equity method, we record our proportionate share of income or loss as a component of equity and other income (loss) in the Consolidated Statement of Operations.  Amounts recognized include equity allocations for management services and incentive income that we earn from co-investments in certain Consolidated Partnerships, although such amounts are eliminated in consolidation.

For more information regarding equity investments with respect to partnership interests see Notes 9 and 13; for AMAC and CUC, see Note 28.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

E.  Investments – Other Accounting Methodologies

Other investments consist of the following:

Mortgage Loans Held for Sale – Mortgage loans held for sale represent amounts due for mortgage loans sold under purchase agreements to permanent investors, but for which we are awaiting settlement of funds.  We do not retain any interest in these loans except for mortgage servicing rights (“MSRs”) and certain contingent liabilities pursuant to loss sharing agreements.  We account for mortgage loans held for sale at the lower of cost or fair value in accordance with SFAS No. 65, Accounting for Certain Mortgage Banking Activities, (“SFAS 65”).  We carry these loans at the lower of cost or market. As we originate loans for sale only when we have a firm sale commitment for the principal amount of the loan, the carrying value generally represents their respective principal balances.  The cost of the loans includes deferred loan commitment fee revenue net of direct costs associated with closing the related loan and we recognize these amounts in operations when the loans are sold in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loan and Indirect Costs of Leases (“SFAS 91”).

Stabilization Escrow – As part of the re-securitization of most of our Affordable Housing mortgage revenue bond portfolio in December 2007, certain cash consideration was placed into escrow in connection with mortgage revenue bonds for which the underlying property was not considered stabilized.   As these properties stabilize, subject to certain conditions, we are able to recoup amounts from escrow.  We record deposits to the stabilization escrow at the net present value of the amount deposited, taking into account the timing of releases from escrow, expected income to be earned on the cash balance and an appropriate discount rate reflecting the risk of property stabilization. We record income from the stabilization escrow (including accretion of the discount recorded upon deposit) in accordance with EITF 99-20.

Mortgage Loans Held for Investment – In accordance with SFAS 65, mortgage loans held for investment are carried at expected net realizable value.  When we believe we will not collect all amounts due under the terms of the loan, we record a specific valuation allowance.

For investments in mortgage loans, we follow the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”).  Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  SFAS 114 requires lenders to measure impaired loans based on:

•	the present value of expected future cash flows discounted at the loan’s effective interest rate;
•	the loan’s observable market price; or
•	the fair value of the collateral if the loan is collateral-dependent.

We periodically evaluate our portfolio of mortgage loans for possible impairment.  When a loan is deemed impaired, we record a valuation allowance to write the loan down to its fair value.  We measure the fair market value of a loan using the observable market price for sales of similar assets or the market value of the loan’s collateral if the loan is collateral-dependent.  Market prices are determined by using a combination of updated appraised values and broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.  Allowances are included in “impairment of investments and other assets” on the Consolidated Statement of Operations.

For more information regarding other investments see Note 10.

F.  Goodwill and Intangible Assets, net

Goodwill and Indefinite-Lived Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets.  We do not amortize the goodwill balance.  The primary drivers that generate goodwill are the value of synergies, generally revenue synergies, between the acquired entities and the acquired assembled workforce.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The first step in the impairment test determines the fair value of a reporting unit, principally utilizing income and market-based approaches against the reporting unit’s carrying value.  If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

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

For segment reporting purposes, we classify all goodwill as an asset of the Corporate group.  In accordance with push-down accounting rules and for purposes of stand-alone financials, we also test goodwill separately at the subsidiary level.

Mortgage Servicing Rights – In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), as amended by SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”), we recognize as assets the rights to service mortgage loans for others, whether the MSRs are acquired through a separate purchase or through loans originated and sold.  We record purchased MSRs at cost, which approximates fair value.  For originated loans, we allocate total proceeds from the sale of the loan (including the fair value of the MSR retained) and recognize a gain.  We obtain valuations of originated MSRs from a third-party valuation specialist.  The inputs include contractual servicing fees, our projected cost to service as well as estimates of default rates, prepayment speeds and an appropriate discount rate.  While there is an active market for similar assets and certain of the inputs such as fee rates and discount rates are observable, most of the other inputs are based on historical company data.  In subsequent periods, we carry the assets at the amortized initial basis.  In accordance with SFAS 140, all MSRs are amortized in proportion to, and over the period of, estimated net servicing income.  Significant judgment is required in accounting for these assets, including:

•
determining the fair value of the asset retained when the associated mortgage is sold and in subsequent reporting periods, including such factors as costs to service the loans, the estimated rate of prepayments, the estimated rate of default and an appropriate discount rate to calculate the present value of cash flows; and

•	estimating the appropriate proportion and period for amortizing the asset.

We assess our mortgage servicing rights for impairment based on the fair value of the assets as compared to carrying values.  We estimate the fair value by obtaining market information from one of the primary mortgage servicing rights brokers.  To determine impairment, the mortgage servicing portfolio is stratified by the risk characteristics of the underlying mortgage loans and we compare the estimated fair value of each stratum to its carrying value.  With respect to our primary servicing portfolio, we have determined that the predominant risk characteristics are the interest rate and type of loan.  For our other servicing portfolios we have determined that the predominant risk characteristic is the ability to generate a consistent income stream per loan due to the short-term nature of the loans being serviced or due to the fact that certain servicing revenues are non-recurring.

When the carrying value of servicing assets exceeds fair value, we recognize impairment through a valuation allowance; fair value in excess of the amount capitalized is not recognized.

In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we account for exposure to loss under our servicing contracts with Fannie Mae and Freddie Mac as guarantees through a provision for loan losses.  The exposure to loss results from guarantees made to Fannie Mae and Freddie Mac under the Designated Underwriting and Servicing (“DUS”) and Delegated Underwriting Initiative (“DUI”) programs to share the risk of loan losses (See Note 30 for more details). The provision recorded is considered the fair value of the guarantees.  As a portion of the servicing fees we receive represents compensation for our guarantee, we record the reserve as a contra-asset applied to the MSR balance.  Our determination of the adequacy of the reserve for losses on loans serviced is based on an evaluation of the risk characteristics and exposure to loss associated with those loans, in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).  Our assessment is based on a number of factors including, but not limited to, general economic conditions, inability of the borrower to meet debt service requirements, or a substantial decline in the value of the collateral.  For performing loans, we maintain a general reserve, which is based on the stratification of the loan servicing portfolio by DSCR.  The probability of default and loss is higher for loans with lower DSCRs and therefore a higher reserve is maintained for such loans.  For defaulted loans, we maintain a loan specific reserve based on an estimate of our share of the loss.

For more information regarding intangible assets, see Note 11.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

G.  Deferred Costs and Other Assets, net

Deferred Costs – We capitalize costs incurred in connection with issuance of debt and equity issued by our subsidiaries and amortize them on a straight-line basis over the terms of the facilities, or in the case of Equity Issuer over the period to the expected repurchase date of the shares (which approximates the effective interest method).

Land, Property and Buildings – Our Consolidated Partnerships group includes property partnerships with multifamily apartment properties.  The property partnerships depreciate the costs over seven to 40 year periods.

Furniture, Fixtures and Leasehold Improvements, net – Furniture, fixtures and leasehold improvements are stated at cost.  Depreciation is calculated using the straight-line method over their estimated useful lives.  Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the life of the lease.  Costs associated with repairs and maintenance of property is expensed as incurred.

H.  Impairment of Long-lived Assets

In accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review property and equipment, finite-lived intangible assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

I.  Shares of Subsidiaries

The effects of any changes in our ownership interests resulting from the issuance of equity capital by consolidated subsidiaries or equity investees to unaffiliated parties are accounted for as capital transactions pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 51, Accounting for the Sales of Stock of a Subsidiary (“SAB 51”).

Equity Issuer has issued multiple series of Cumulative Preferred Shares, some of which are subject to mandatory repurchase, and others which are not subject to mandatory repurchase. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”) we classify the Cumulative Preferred Shares subject to mandatory purchase as liabilities in our balance sheet and include the dividends paid for those share as interest expense in our Consolidated Statements of Operations. For those shares not subject to mandatory repurchase, we classify them as mezzanine equity and the associated dividends are classified outside of interest expense in the Consolidated Statements of Operations.

For more information see Note 18.

J.  Securitization Activities

We, and our Consolidated Partnerships, have engaged in securitization activities related to financial assets including mortgage revenue bonds and CMBS.  In the future we may continue to engage in similar securitization transactions as well as securitizations of other assets.  We may retain interests in the securitized financial assets that take several different forms including, but not limited to, one or more tranches of the securitization, undivided seller’s interest and rights to excess cash flows after payments to investors with contractual rate of returns and administrative costs.  The exposure to credit losses from securitized assets is limited to our retained interest, including any credit intermediation we may provide through our Credit Risk Products group.  Securitized transactions are accounted for in accordance with SFAS 140.  Retained interests, which currently include certain CMBS and collateralized debt obligation (“CDO”) investments held within our Commercial Real Estate and Consolidated Partnership groups and Freddie Mac Certificates held by our Affordable Housing group, are accounted for in accordance with the nature and terms of the retained interests (see also B. Investments – Available-for-Sale – CMBS, Retained Interests and CDO Debt and Equity above).

For more information see Notes 7, 8 and 13.

K.  Resale and Repurchase Agreements

We account for transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) as collateralized financing arrangements / agreements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

M.  Financial Risk Management and Derivatives

Our primary objective for holding derivative instruments is to manage interest rate and certain equity market risks (in anticipation of fund activity).  We account for derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended and interpreted.

Our derivative instruments may comprise cash flow hedges of debt and free-standing derivatives.  While we carry derivative instruments in both categories at their estimated fair values on our Consolidated Balance Sheets, the change in those fair values are recorded differently.  We have established a policy for risk management and our objectives and strategies for the use of derivative instruments to potentially mitigate such risks. To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders’ equity.  If deemed ineffective, and the ineffectiveness exceeds the limits allowed by SFAS 133, we would record the entire fair value (and subsequent changes) in our Consolidated Statement of Operations.  With respect to the free-standing derivatives, we include all changes in fair value within interest expense in our Consolidated Statements of Operations.  For cash flow hedges terminated or for which the hedge designation is removed, or for which it is probable that a forecasted transaction will not occur, we reclassify the related amounts in accumulated comprehensive loss into the statement of operations over time in the same period or periods during which the hedged forecasted transaction affects earnings.  For cash flow hedges, we record the impact of terminations and misforecasted transactions as a component of “equity and other (loss) income” on the Consolidated Statement of Operations.

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

N.  Treasury Stock

We account for treasury stock purchases using the cost method.

O.  Revenues

Interest Income

Significant components of interest income include:

Mortgage revenue bond interest income – We recognize mortgage revenue bond interest income using the effective yield method based on the actual coupon rate and the outstanding principal amount of the underlying mortgages, taking into account differences in interest rate during the construction period as compared to balance of the term, premiums and discounts, any fees received in connection with bond originations and the effects of estimated prepayments in accordance with SFAS 91.

We place bonds on a non-accrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectability of principal or interest.  Bonds return to accrual status when principal and interest become current.  There were four bonds on non-accrual status at December 31, 2008, and seven at December 31 2007, with a fair value of $4.9 million and $45.8 million, respectively.  Amounts collected while on non-accrual status are applied as a reduction of the related principal balance.

Other interest income – We recognize income on temporary investments (such as cash in banks and short-term instruments) as well as longer term investments (e.g., promissory notes, mortgages receivable) and escrow accounts we manage, on the accrual basis as earned.  We recognize income on retained interest certificates (including the Freddie Mac certificates) as it accrues, provided collectability of future amounts is reasonably assured.  We adjust the amortized cost of securities for accretion of discounts to maturity, other yield adjustments and also for the unrealized loss on investments reclassified from available-for-sale to held-to-maturity (see C. Investments – Held-to-Maturity section above).  We compute accretion using the effective-interest method over the expected life of the securities based on our estimates regarding the timing and amount of cash flows from the underlying collateral.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Fee Income
Fees related to our Affordable Housing Tax Credit Fund sponsorship activities, associated with sponsoring tax-credit equity investment funds and for assisting the funds in acquiring assets include:

(i.)
Organization, offering and acquisition allowance fees are for reimbursement of costs we incur for organizing tax credit investment funds and for providing assistance in acquiring the properties to be included in the funds.  We recognize the organization, offering and acquisition allowance fee when the investment funds acquire properties.  The related expenses are included in general and administrative expenses.

(ii.)
Property acquisition fees are for services we perform for the tax credit investment funds to acquire interests in property partnerships.  We recognize these fees when the investor equity is invested and as the properties’ limited partnership interests are acquired by the investment fund.

(iii.)
Partnership management fees are for maintaining the books and records of tax credit investment funds, including requisite investor reporting.  We recognize these fees over the five year contractual service period following the initial closing of the fund.

(iv.)	Construction service fees from borrowers for servicing mortgage revenue bonds during the construction period are deferred and amortized into other income over the estimated construction period.
(v.)	Administration fees charged to the property partnerships or to other entities we manage are recorded as the payments are received due to the uncertainty of collectability.
(vi.)
Asset management fees from tax credit investment funds, based on a percentage of each investment fund’s invested assets are earned for monitoring the acquired property interests and to ensure that their development, leasing and operations comply with Low-Income Housing Tax Credit (“LIHTC”) or other tax credit requirements.

(vii.)
Bond acquisition fees are paid by borrowers when we acquire mortgage revenue bonds.  These fees are recognized as yield adjustments in mortgage revenue bond interest income if we retain the bond or recognized immediately if we were to sell the bond

Mortgage origination fees, earned by our Commercial Real Estate and Affordable Housing groups, are recognized when we settle the sale of a loan to the purchaser.

Servicing fees related to mortgages are recognized on an accrual basis as the services are performed over the servicing period by our Commercial Real Estate and Affordable Housing groups.  Our Portfolio Management group also recognizes servicing fee income, including primary and special servicing.  These fees are generally based on a percentage of the balance of loans serviced, and we record them as earned on an accrual basis provided that collection is reasonably assured.

Asset management fees are earned from high-yield debt investment entities (e.g., CRESS) by our Commercial Real Estate group.  These fees are generally based on the assets or equity of the managed entity and we recognize them as earned on an accrual basis provided that collection is reasonably assured.

Our Affordable Housing and Credit Risk Products groups recognize fees related to credit intermediation activities.  Fees for credit intermediation transactions to provide specified rates of return for a tax credit fund, received in advance, are deferred and amortized over the applicable risk-weighted periods on a straight-line basis.  For those pertaining to the construction and lease-up phase of a pool of properties, the periods are generally one to three years.  For those pertaining to the operational phase of a pool of properties, the period is approximately 20 years.  Fees for other credit intermediation transactions are received monthly and recognized as income when earned.

Other Revenues
Other revenues principally consist of prepayment penalties recognized at the time of prepayment of an investment and expense reimbursements for amounts billed to investment funds and other affiliated entities for reimbursement of salaries and certain other ongoing operating expenditures, which we recognize as earned.

Rental Income
Rental income for property partnerships is accrued as earned based on underlying lease agreements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

P.  Share-Based Compensation

We record restricted share grants in beneficial owners’ equity within shareholders’ equity.  The balance recorded equals the number of shares issued (and that we expect to vest) multiplied by the closing price of our common shares on the grant date.  We recognize the value of the awards as expense in our consolidated statements of operations on a straight-line basis over the applicable service periods.  For each separately vesting portion of an award, we record the expense as if the award was, in substance, multiple awards.  We expense any shares granted with immediate vesting when granted.

Because share-based compensation is based on awards that we ultimately expect to vest, share-based compensation expense has been reduced to account for estimated forfeitures.  SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In periods prior to 2006, we accounted for forfeitures as they occurred.

For share option grants, under SFAS 123(R), we are required to select a valuation technique or option pricing model that meets the criteria as stated in the standard.  At present, we use the Black-Scholes model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term (“volatility”), the risk free interest rate and the dividend yield.

For more information see Note 23.

Q.  Income Taxes

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

We provide for exposure in connection with uncertain tax positions in accordance with FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”).  Determining our exposure in connection with uncertain tax positions in accordance with FIN 48 requires judgment by management including determination of whether it is more likely than not that a position would withstand audit and the measurement of the tax position and related interest and penalties if challenged.

For more information see Note 25.

R.  Earnings per Share

Prior to the execution of the option agreements described in Note 19, we treated our common and Convertible Community Reinvestment Act (“CRA”) Shares as a single class in applying SFAS No. 128, Earnings per Share (“SFAS 128”).  Weighted average shares outstanding included common shares and Convertible CRA Shares (excluding redeemable shares), as they had the same economic benefits as the common shares.  Income for the calculation represented net income or loss less dividends for our preferred shares.

Subsequent to the execution of those option agreements, our calculation of EPS incorporates provisions of Emerging Issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”), which establishes standards regarding the computation of EPS when securities other than common stock contractually entitle the holder to participate in dividends and earnings of the Company (“Participating Securities”).  EITF 03-6 requires earnings available, after deduction of preferred dividends and dividends to the holders of Participating Securities, to be allocated between the common and Participating Security shareholders.  In addition, the difference between the carrying amounts of redeemable securities and the exercise price of put options for those shares is deducted from net income to calculate the amount allocable to shareholders.

Basic EPS is then calculated by dividing net income allocable to common shareholders by the weighted average number of shares outstanding.  Net losses are not allocated to Participating Security shareholders.  EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock; therefore, the EPS amounts only pertain to our common shares and non-redeemable Convertible CRA shares.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Diluted EPS is calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method.  The Convertible Redeemable CRA Preferred Shares, the 11.0% Cumulative Convertible Preferred Shares (“11.0% Preferred Shares”) and our subsidiaries’ convertible equity units are not included in the calculation as their assumed conversions would be anti-dilutive for the periods presented.

S.  Comprehensive Income (Loss)

We comply with the provisions of SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”) in reporting comprehensive income (loss) and its components. Comprehensive income (loss) includes net income, gains or losses on certain derivative financial instruments, unrealized gains and losses on available-for-sale investments and our proportionate share of accumulated other comprehensive income of equity method investees.  For more information see Consolidated Statements of Shareholders’ Equity and Note 20.

T.  Accounting Changes

As of January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value with respect to GAAP and expands disclosures about fair value measurements.  The provisions of SFAS 157 relating to nonfinancial assets and liabilities are effective for us on January 1, 2009. The application of SFAS 157 to our nonfinancial assets and liabilities is not expected to have a material impact on our consolidated financial statements. For further information, see Note 6.

In October, 2008 the FASB issued FASB Staff Position (“FSP”) FAS 157–3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157–3).  FSP FAS 157–3 clarifies the application of SFAS 157 in a market that is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157–3 did not have a material impact on our consolidated financial statements.

NOTE 3 – Accounting Pronouncements to be Adopted

In September 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  Under FSP EITF 03-6-1, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered to participate in undistributed earnings with common shareholders.  Because the awards are considered participating securities, they would be included as a separate class in our calculation of EPS (see Note 26).  FSP EITF 03-6-1 is effective for us on January 1, 2009 and all prior-period earnings per share data presented will be adjusted retrospectively.  The Company currently expects the adoption of FSP EITF 03-6-1 to reduce basic earnings per share by $0.01, $0.07 and $0.04 for 2008, 2007 and 2006, respectively, and to reduce diluted earnings per share by $0.01, $0.07 and $0.03 for 2008, 2007 and 2006, respectively.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that a noncontrolling interest (currently displayed as minority interests in consolidated subsidiaries, preferred shares of  subsidiary (not subject to mandatory repurchase) and limited partners’ interests in consolidated partnerships) be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and most of its provisions will apply prospectively.  The presentation and disclosure requirements, however, are to be applied retrospectively.  The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2008), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS 141(R) is effective for us on January 1, 2009.  We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated financial statements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”).  The objective of FSP FAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing.  Under the guidance in FSP FAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS 140.  If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  FSP FAS 140-3 is effective for us on January 1, 2009.  We do not expect the adoption of FSP FAS 140-3 to have a material impact on our consolidated financial statements.

NOTE 4 – Market Conditions and Liquidity

Turbulence in the credit markets that began in 2007 has led to decreased availability of many forms of financing.  Specifically, since mid-2007 we have experienced a sharp decline in our common share price and more constrained credit in the following areas:

•
for asset-backed financing (such as we use to fund mortgage originations in our Commercial Real Estate and Affordable Housing groups), our financing facilities have remained constant with no increase in capacity despite the increase in our origination business.  In addition, we anticipate increased cost of funds and lower capacity upon renewal of the line in the second quarter of 2009;

•
our share price and the general environment for equity offerings have made obtaining equity capital extremely difficult.  Additionally, the 11.0% Preferred Shares that we issued in January 2008 have dividend requirements at a significantly higher rate than we historically paid;

•
for our Term Loan and Revolving Credit Facility, the terms include a higher rate of interest and more stringent covenants (including restrictions on funding new business opportunities without lender approval) than had been the norm in prior periods. In addition, with the exception of dividends related to our Equity Issuer subsidiary and distributions from our REIT subsidiary, our Term Loan and Revolving Credit Facility, prohibit us from paying common and preferred dividends; and

•
constriction in credit markets has made it difficult to expand our Commercial Real Estate fund management business especially at leverage levels achieved in prior years.  The market also has fewer investors.

Due to general market conditions and its impact on our business, we were unable to make the required principal payments under the existing Term Loan and Revolving Credit Facility during the fourth quarter of 2008, and as a result, we amended the agreement in December 2008. Under the terms of the amended agreement, we are required to utilize any excess cash and cash equivalents available (and generate specified levels of cash from certain non-core assets) to pay down our commitments each quarter end, which creates capacity on the revolver that may be drawn upon for working capital purposes (see Note 14).

Our ability to execute our business operations is dependent upon refinancing our debt and improving liquidity. Management continues to actively pursue strategies to maintain and improve our liquidity, particularly during periods of market disruption.  During 2008, we sold $57.1 million of mortgage revenue bond investments that did not meet our long-term investment criteria and securitized others that were not included in the December 2007 re-securitization transaction.  Additional steps and strategies we are pursuing include:

•	utilizing financing alternatives for investments that are not pledged as security for asset-based borrowings (which is subject to lender approval);
•	instituting measures to reduce general and administrative expenses, including salaries and other costs; and
•	continuing to sell investments that do not meet our long term investment criteria.

Our access to capital markets can be affected by factors outside our control, as discussed above.  In addition, with respect to both short and long-term business needs, access to capital markets is impacted by market conditions, and the short- and long-term debt ratings assigned by independent rating agencies.  Moody’s lowered the Corporate family rating to B2 from Ba3, and we remain on review for further possible downgrade.

In addition, the Company is in negotiations with a landlord for leased space which it no longer intends to occupy and is currently unable to predict the amount required to settle (see Note 30G).  If the Company is unable to settle these obligations, it may have an adverse effect on the Company and its business.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 5 – Assets Pledged as Collateral

In connection with our Term Loan and Revolving Credit Facility (Note 14), the stock of all of our subsidiaries is pledged as collateral as are all of our other assets subject to the liens detailed below.  The following table details assets we have specifically pledged as collateral for various debt facilities or contingent liabilities:

Collateral	Balance Sheet Classification	Carrying Amount of Collateral at December 31, 2008 (in thousands)	Associated Debt Facility/Liability

Cash	Restricted cash	$10,352	Mortgage loan loss sharing agreements (Note 30)

Series A-1 Freddie Mac certificates	Investments – available-for-sale – Freddie Mac certificates (Note 8)	$335,047	Preferred shares of subsidiary (Note 18)

Mortgage revenue bonds	Investments – available-for-sale – Mortgage revenue bonds (Note 8)	$49,642	Financing arrangements and secured financing (Note 15)

CMBS and retained CMBS certificates	Investments – available-for-sale – CMBS and retained CMBS certificates (Note 8)	$9,863	Commercial real estate lines (Note 14)

Stabilization escrow	Other investments – stabilization escrow (Note 10)	$72,397	December 2007 re-securitization

Mortgage loans	Other investments – mortgage loans held for sale (Note 10)	$46,912	Mortgage Banking warehouse line/Multifamily ASAP plus facility (Note 14)

Mortgage servicing rights	Goodwill and intangible assets – mortgage servicing rights (Note 11)	$730	Debt facilities of third party for which Centerline provides loan servicing

Cash deposits	Deferred costs and other assets (Note 12)	$67,200	Yield guarantees (Note 30)

Cash deposits	Deferred costs and other assets (Note 12)	$8,667	Financing arrangements and secured financing (Note 15)

CMBS and retained CMBS certificates held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale (Note 13)	$381,236	Consolidated partnerships – financing arrangements (Note 17)(1)

CMBS held by Consolidated Partnerships	Consolidated partnerships – investments – available-for-sale (Note 13)	$73,926	Consolidated partnerships – repurchase agreements (Note 17)(2)

Land, building and improvements held by Consolidated Partnerships	Consolidated partnerships – land, buildings and improvements, net (Note 13)	$697,422	Consolidated partnerships – notes payable (Note 17)(2)
(1)	Included in a collateralized debt obligation and assets are restricted solely to satisfy those obligations. Debt is non-recourse to the Consolidated Partnership and the Company.
(2)	Assets are restricted solely to satisfy the debt obligations. Debt is non-recourse to the Company.

NOTE 6 – Fair Value of Financial Instruments

A.  General

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value (emphasizing fair value as a market-based measurement) and expands disclosures about fair value measurements.  To comply with the provisions of SFAS 157, we incorporate credit value adjustments, where appropriate, to reflect both our own non-performance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  For the year ended December 31, 2008, credit value adjustments resulted in a $10.2 million reduction in the fair value of our free-standing interest rate swaps (see Note 27), which we recorded as a reduction of interest expense.

During 2008, the markets for retained CMBS certificates and CMBS as well as CDO debt and equity held by our consolidated partnerships, have experienced periods of inactivity most evidenced by a significant widening in bid-ask spread in the markets.  While FSP 157-3 allows us to utilize our own pricing models to value these assets, we continued to utilize broker quotes, as discussed below, in determining fair value for these investments as we continue to evaluate pricing models that may be more appropriate during periods of market inactivity.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability that a market participant would use.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Financial Assets and Liabilities of Operating Groups

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques we utilize to determine fair value:

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2008

Measured on a recurring basis:
Assets
Available-for-sale investments:
Freddie Mac Certificates:
Series A-1	$--	$--	$335,047	$335,047
Series B	--	--	123,122	123,122
Mortgage revenue bonds	--	--	69,217	69,217
Retained CMBS Certificates	--	--	7,313	7,313
CMBS	--	--	2,550	2,550
Syndicated corporate debt	1,964	--	--	1,964
Total available-for-sale investments	$1,964	$--	$537,249	$539,213

Derivatives	$--	$1,307	$--	$1,307
Liabilities
Derivatives	$--	$40,525	$--	$40,525

Measured on a non-recurring basis:
Assets
Mortgage loans held-for-sale	$--	$46,912	$--	$46,912
Mortgage loans held for investment - impaired	--	1,794	--	1,794
Mortgage servicing rights	--	--	52,483	52,483

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Years Ended December 31, 2008
in thousands)	Series A-1 Freddie Mac Certificates	Series B Freddie Mac Certificates	Mortgage revenue bonds	Retained CMBS certificates	CMBS	Total

Balance at January 1, 2008	$--	$153,468	$376,432	$75,328	$13,361	$618,589
Total realized and unrealized gains or (losses):
Included in earnings	--	(7,968)	(10,928)	(10,736)	--	(29,632)
Included in other comprehensive loss	17,801	(37,526)	(10,047)	(54,050)	(14,519)	(98,341)
Amortization or accretion	--	(6,632)	276	(3,229)	44	(9,541)
Purchases, issuances, settlements and other adjustments	28,574	21,780	(286,516)	--	3,664	(232,498)
Net transfers in and/or out of Level 3(1)	288,672	--	--	--	--	288,672
Balance at December 31, 2008	$335,047	$123,122	$69,217	$7,313	$2,550	$537,249
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December, 2008(2)	$--	$(7,968)	$(3,700)	$(10,736)	$--	$(22,404)

(1)
During 2008, management evaluated the number of transactions conducted with instruments similar to the Series A-1 Freddie Mac Certificates and concluded that due to the unique terms of the certificates, such population was too limited to continue a Level 2 designation as determined upon adoption of SFAS 157 and as a result, were reclassified as Level 3 assets.

(2)	Recorded in “Losses on Impairment of Assets” in the Consolidated Statement of Operations (see also Note 22).

C.  Financial Assets and Liabilities of Consolidated Partnerships

The following tables present the information about assets and liabilities of Consolidated Partnerships measured at fair value on a recurring or non-recurring basis as of December 31, 2008:

(in thousands)	Level 1	Level 2	Level 3	Balance as of December 31, 2008

Measured on a recurring basis:

Assets
Available-for-sale investments:
CMBS	$--	$--	$182,828	$182,828
Retained CMBS certificates, available-for-sale	--	--	9,867	9,867
CDO debt and equity	--	--	33,189	33,189
Total available-for-sale investments	$--	$--	$225,884	$225,884
Measured on a non-recurring basis:

Assets
Mortgage loans held for investment – impaired(1)	$--	$14,137	$--	$14,137

(1)	We recorded impairment charges for seven loans during 2008 recorded in “loss on impairment of assets of consolidated partnerships” in the Consolidated Statement of Operations (see Note 24).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The following table presents additional information about assets measured at fair value on a recurring basis and for which the consolidated partnerships utilized Level 3 inputs to determine fair value:

	Year Ended December 31, 2008
(in thousands)	CMBS	Retained CMBS certificates (available-for-sale)	CDO debt and equity	Total

Balance at January 1, 2008	$1,235,059	$482,424	$65,060	$1,782,543
Total realized and unrealized gains (losses):
Included in earnings	(95,976)	(27,016)	(101,027)	(224,019)
Included in other comprehensive loss	(1,001,861)	(164,338)	(74,526)	(1,240,725)
Amortization or accretion	(1,934)	1,792	1,554	1,412
Purchases, issuances, settlements and other adjustments	47,540	--	142,128	189,668
Net transfers in and/or out of Level 3(1)	--	(282,995)	--	(282,995)
Balance at December 31, 2008	$182,828	$9,867	$33,189	$225,884
Amount of total gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008(2)	$(95,976)	$(27,016)	$(101,027)	$(224,019)

(1)	During 2008, management elected to reclassify certain investments from available-for-sale to held-to-maturity (see Notes 2 and 13).
(2)	Included in “loss on impairment of assets of consolidated partnerships” in the Consolidated Statement of Operations (see Note 24).

NOTE 7 – Re-securitization of Mortgage Revenue Bond Portfolio

In December 2007, we completed the re-securitization of most of our mortgage revenue bond portfolio (the “December 2007 re-securitization transaction”) with the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  This transaction principally provided us with long term fixed-rate financing matched to the duration of the portfolio, eliminating the interest rate risk inherent in prior securitizations.

The total principal amount of the mortgage revenue bonds included in the 2007 re-securitization transaction was $2.8 billion and comprised of the following:

(in thousands)	Accounted for as Sold	Accounted for as Financed	Total

Outstanding principal balance	$2,129,977	$670,583	$2,800,560

The balance accounted for as financed as of December 31, 2008 and 2007 are detailed under B. Mortgage Revenue Bonds in Note 8.

For accounting purposes, consummation of this transaction constituted a sale of the mortgage revenue bond investments.  As such the bonds are not reflected as assets on our balance sheet, with the exception of those bonds for which our continuing involvement precluded sale treatment despite consideration received from Freddie Mac.  As of the December 2007 re-securitization transaction, continuing involvement represented either:

•	guarantees we had provided with respect to payment of debt service on certain of the bonds; or
•	existing situations where a consolidated subsidiary controlled the property partnership that is the borrower of the bond.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Subsequent to the December 2007 re-securitization transaction, we may be required to re-record bonds previously treated as sold as assets of our Affordable Housing group if a default by a property partnership would permit a consolidated subsidiary of ours to take control of that partnership, even if the subsidiary does not exercise that right.  For all of assets not reflected as sold (or that are re-recorded as described above) we establish a secured financing liability (See Freddie Mac Secured Financing in Note 15).

During 2008, the guarantees precluding sale treatment of 27 bonds expired, and we recognized the bonds as sold.  We have no other bonds with continuing involvement related to guarantees.  The bonds we recognized as sold in 2008 had an aggregate amortized cost basis of $273.7 million.  Upon recognition of the sale, we also de-recognized the associated secured financing liability and recognized a gain of $4.7 million.

Also during 2008, a subsidiary assumed the general partner interest in the property partnerships that are the obligors of three mortgage revenue bonds we had recognized as sold in the December 2007 re-securitization transaction.  Another property partnership defaulted, but we did not assume control.  The four bonds had fair value aggregating $40.8 million that we recorded as assets and we also recorded a corresponding secured financing liability.

The consideration we received in the December 2007 re-securitization transaction was based on the outstanding principal balance of the mortgage revenue bonds and included:

•	cash (part of which was placed in escrow – see Stabilization Escrow in Note 10),
•	MSRs related to our role as primary servicer for the mortgage revenue bonds (see Note 11) and
•
Series A-1 and Series B Freddie Mac Certificates (see Freddie Mac Certificates in Note 8).  The Series A-1 Freddie Mac Certificates are fixed rate securities, whereas the Series B Freddie Mac Certificates are residual interests of the re-securitization trust.

For the portion of the transaction that we accounted for as a sale in 2007, we recorded a loss on sale of $77.9 million, inclusive of transaction costs, realization of derivative losses and other costs.

Assets of our Affordable Housing group include the mortgage revenue bonds that were not deemed sold, as well as the Freddie Mac Certificates.  If the continuing involvement described above relates to a consolidated subsidiary controlling the property partnership that is the borrower of the bond, that property partnership is included as part of our Consolidated Partnerships group.  As a result, in consolidation, we eliminate those mortgage revenue bond assets against the debt held by the property partnership as applicable.

NOTE 8 – Available-for-Sale Investments

Available-for-sale investments consisted of:

	December 31,
(in thousands)	2008	2007

Freddie Mac Certificates:
Series A-1	$335,047	$288,672
Series B	123,122	153,468
Mortgage revenue bonds	69,217	376,432
Retained CMBS certificates	7,313	75,328
CMBS	2,550	13,361
Syndicated corporate debt	1,964	27,749
Marketable securities	--	1,181
Total	$539,213	$936,191

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.  Freddie Mac Certificates

Series A-1

Information with respect to the Series A-1 Freddie Mac Certificates were as follows:

	December 31,
(in thousands)	2008	2007
Fair value	$400,026	$377,500
Less: eliminations(1)	(64,979)	(88,828)
Consolidated fair value	$335,047	$288,672
(1) A portion of the Series A-1 Freddie Mac Certificates related to re-securitized mortgage revenue bonds that were not reflected as sold (see Note 7).

During the year ended December 31, 2008, we received $23.3 million in interest from the Series A-1 Freddie Mac Certificates.

Series B

Information with respect to the Series B Freddie Mac Certificates was as follows:

	December 31,
(in thousands)	2008	2007
Face amount	$140,028	$140,028
Interest receivable	1,481	--
Gross unrealized gains	5,215	72,873
Subtotal/fair value	146,724	212,901
Less: eliminations(1)	(23,602)	(59,433)
Consolidated fair value	$123,122	$153,468
(1)A portion of the Series B Freddie Mac Certificates related to re-securitized mortgage revenue bonds that were not reflected as sold (see Note 7).

During 2008, we recorded an impairment charge of $8.0 million related to the Series B Certificates (see Note 22).

Key fair value assumptions used in measuring the Series B Freddie Mac Certificates are provided in the table below:

	December 31,
	2008		2007

Weighted average discount rate	16.5%		11.0%
Constant prepayment rate	90.0%		90.0%
Weighted average life	10.9	years	11.6	years
Constant default rate	2.0%		2.0%

The weighted average life of assets in the pool that can be prepaid was 11.3 years as of December 31, 2008 and 12.3 years as of December 31, 2007.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The fair value and the sensitivity on the fair value to immediate adverse changes in those assumptions are as follows:

	December 31,
(in thousands)	2008	2007
Fair value of Freddie Mac B Certificates at December 31	$123,122	$153,468

Constant prepayment rate:
Fair value after impact of 5% increase	122,784	153,016
Fair value after impact of 10% increase	121,689	151,533

Discount rate:
Fair value after impact of 1% increase	117,508	145,556
Fair value after impact of 2% increase	112,330	138,304

Constant default rate:
Fair value after impact of 1% increase	112,919	143,470
Fair value after impact of 2% increase	103,314	134,200

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

During the year ended December 31, 2008, we received $30.2 million in interest and prepayments from the Series B Freddie Mac Certificates.

Delinquent collateral loans underlying the certificates had an unpaid principal balance of $33.2 million at December 31, 2008 and projected remaining losses are estimated at 2.72% of the underlying securitizations.  At December 31, 2008, there were no actual losses of the underlying securitizations. There were no cash receipts from the securitization trust in 2007, nor any delinquencies or defaults in the managed portfolio.

B.  Mortgage Revenue Bonds

The following tables summarize our mortgage revenue bond portfolio:

	December 31,
(in thousands)	2008	2007

Securitized:
Included in December 2007 re-securitization transaction and accounted for as financed	$432,092	$670,583
Included in other securitizations	49,642	14,663
Subtotal	481,734	685,246
Not securitized	9,525	88,074
Eliminations	(422,042)	(396,889)
Total at fair value	$69,217	$376,432

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

		Face Amount of Bond(1)		Fair Value at December 31, 2008
(dollars in thousands)	Number of Bonds	Amount	% of Total	Amount	% of Total	Current Stated Interest Rate

By Property Status:
Stabilized	15	$63,260	12.0%	$51,711	10.5%	6.9%
Lease-up	46	408,132	77.1	393,951	80.2	6.4
Construction	2	28,596	5.4	22,746	4.6	5.8
Rehab	10	29,327	5.5	22,851	4.7	5.9
Subtotal	73	529,315	100.0%	491,259	100.0%	6.4%
Eliminations(2)	(49)	(439,557)		(422,042)
2008 Total	24	$89,758		$69,217
2007 Total	52	$416,638		$376,432

By State:(3)
Texas	4	$30,940	5.8%	$29,143	5.9%	7.2%
Georgia	16	220,375	41.6	218,756	44.5	6.3
Mississippi	4	34,605	6.5	34,218	7.0	6.6
Iowa	4	33,480	6.3	32,294	6.6	6.6
Arkansas	6	31,415	5.9	25,228	5.1	6.3
All Others	39	178,500	33.9	151,620	30.9	6.4
Subtotal	73	529,315	100.0%	491,259	100.0%	6.4%
Eliminations(2)	(49)	(439,557)		(422,042)
2008 Total	24	$89,758		$69,217
2007 Total	52	$416,638		$376,432

By Maturity Date:
2008-2010	3	$2,097	0.4%	$1,124	0.2%	6.0%
2011-2015	4	1,785	0.3	1,477	0.3	6.4
2016-2020	7	13,268	2.5	11,088	2.3	6.8
2021-2025	3	5,195	1.0	4,593	0.9	8.7
2026-2030	5	7,681	1.5	6,231	1.3	5.7
2031-2035	1	8,700	1.6	8,645	1.8	6.8
2036-2040	10	59,936	11.3	44,861	9.1	6.7
2041-2045	25	254,911	48.2	246,287	50.1	6.6
2046 and After	15	175,742	33.2	166,953	34.0	6.0
Subtotal	73	529,315	100.0%	491,259	100.0%	6.4%
Eliminations(2)	(49)	(439,557)		(422,042)
2008 Total	24	$89,758		$69,217
2007 Total	52	$416,638		$376,432

(1)	Original principal amount at issuance.
(2)	Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation (see also Note 7).
(3)	Certain properties collateralize multiple mortgage revenue bonds; only one bond is included to avoid duplication.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The amortized cost basis of our portfolio of mortgage revenue bonds and the related unrealized gains and losses were as follows:

	December 31,
(in thousands)	2008	2007

Amortized cost basis	$502,579	$774,594
Gross unrealized gains	3,260	2,351
Gross unrealized losses	(14,580)	(3,624)
Subtotal/fair value	491,259	773,321
Less: eliminations(1)	(422,042)	(396,889)
Consolidated fair value	$69,217	$376,432
(1) Certain bonds are recorded as liabilities on the balance sheets of consolidated partnerships and therefore eliminated in consolidation (see Note 7).

For mortgage revenue bonds in an unrealized loss position as of the dates presented, the fair value and gross unrealized losses, aggregated by length of time that individual bonds have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total

December 31, 2008

Number	17	12	29
Fair value	$50,596	$158,733	$209,329
Gross unrealized loss	$12,315	$2,265	$14,580

December 31, 2007

Number	18	3	21
Fair value	$234,248	$36,559	$270,807
Gross unrealized loss	$3,244	$380	$3,624

Unrealized losses on mortgage revenue bonds are primarily a result of unamortized yield adjustments related to the bonds and are not reflective of the operating performance of the assets.

During 2008, certain of the guarantees which precluded sale treatment during the December 2007 re-securitization transaction expired, resulting in recognition of 27 mortgage revenue bonds as sold. Also during 2008, a subsidiary assumed the general partner interest in the property partnerships that are the obligors of three mortgage revenue bonds associated with two properties we had recognized as sold in the re-securitization transaction.  As a result, we have included those bonds, and another that defaulted, at the fair value in the tables above as of December 31, 2008 (see Note 7).

During 2008, we purchased mortgage revenue bond investments with a principal amount of $4.5 million from AMAC for a purchase price of $2.0 million (see Note 28).

During the second quarter of 2008, we securitized sixteen mortgage revenue bonds (associated with seven properties) and accounted for the securitization as a financing transaction (see Note 15).

Under our Term Loan and Revolving Credit Facility (see Note 14), ten bonds (associated with seven properties) with an aggregate fair value of $9.5 million as of December 31, 2008, are pledged as collateral.

During the years ended December 31, 2008, 2007 and 2006, we recorded impairment charges of $10.9 million, $19.9 million and $4.7 million, respectively, related to mortgage revenue bonds (see Note 22).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Retained CMBS Certificates

Retained CMBS certificates are not direct investments in CMBS, but rather investments in the debt of trusts that hold CMBS investments.  Retained CMBS certificates we hold for our own account as of December 31, 2008 are comprised of the following classes:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value
Security rating:
AAA interest only	$--	$24,612	$2,328	$--	$--	$2,328	31.8%
CCC-	119,671	40,466	40,565	--	(36,024)	4,541	62.1
D	15,240	1,126	--	152	--	152	2.1
Non-rated	29,147	8,639	1,477	--	(1,185)	292	4.0
Non-rated interest only	--	581	--	--	--	--	--
Total	$164,058	$75,424	$44,370	$152	$(37,209)	$7,313	100.0%

(1)
Unrealized losses do not include $10.7 million related to the AAA interest only and non-rated interest only certificates which have experienced losses related to the underlying assets and for which we realized an impairment loss in the year ended December 31, 2008 (see Note 22).  Accreted cost is shown net of this amount.

At December 31, 2008, the AAA interest only certificate had a notional amount of $465.7 million and the non-rated interest only certificates had a combined notional amount of $192.4 million.

For retained CMBS certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2008
Number	10	9	19
Fair Value	$4,093	$3,220	$7,313
Gross Unrealized loss	$25,218	$11,991	$37,209

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  We have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.  As of December 31, 2007, all of the retained CMBS certificates with unrealized losses of $6.9 million had been in an unrealized loss position for less than 12 months.

During the year, rating agencies downgraded certain retained CMBS certificates we hold which resulted in a reduction in the fair value of the investments.

The retained CMBS certificates are pledged as collateral under a term loan agreement (see Note 14).

Fair value of the retained CMBS certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

At December 31, 2008, the remaining key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained CMBS certificates to potential adverse changes are as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	1.0% CDR(1)	2.0% CDR(1)	1.0% Adverse Change	2.0% Adverse Change

Security rating:
AAA interest only	4.64	259.28%	$2,328	$2,328	$2,322	$2,315
CCC-	9.52	144.86	4,505	4,481	4,469	4,435
D	--	44.62	152	152	152	152
Non-rated	--	594.26	290	289	290	290
Non-rated interest only	N/A	42.20	--	--	--	--

(1)	Constant Default Rate

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

The interest rates on the principal classes range from zero to 9.67% and from zero to 0.89% on the interest only class.  During the years ended December 31, 2008, 2007 and 2006, consolidated partnerships received $12.8 million, $16.0 million and $6.7 million, respectively, from the retained CMBS certificates.

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 1.2% at December 31, 2008, compared to 0.6% at December 31, 2007.  At December 31, 2008, actual losses to date were 5.4% of the underlying securitizations, and projected remaining losses are estimated at 15.2% of the underlying securitizations.  At December 31, 2007, actual losses to date were 7.1% of the underlying securitizations, and projected remaining losses are estimated at 13.5% of the underlying securitizations.

D.  CMBS

CMBS investments we hold for our account were comprised of the following as of December 31, 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value
Security rating:
BB+	$3,898	$2,244	$2,336	$--	$(2,063)	$273	10.7%
BB	3,898	2,097	2,191	--	(1,918)	273	10.7
BB-	3,898	1,959	2,056	--	(1,783)	273	10.7
B+	10,395	4,308	4,365	--	(3,846)	519	20.4
B	2,599	542	520	--	(390)	130	5.1
B-	6,698	1,375	1,321	--	(1,014)	307	12.0
Non-rated	25,819	5,269	4,968	--	(4,193)	775	30.4
Total	$57,205	$17,794	$17,757	$--	$(15,207)	$2,550	100.0%

During 2008, we purchased CMBS investments with a face amount of $18.2 million at a cost of $3.7 million.  The unrealized losses on CMBS (all have been in an unrealized loss position for less than 12 months) are due to liquidity discount as a result of market conditions and, in our judgment, do not necessarily reflect the credit quality of the underlying assets.  We have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The CMBS investments are pledged as collateral under a term loan agreement (see Note 14).

E.  Syndicated Corporate Debt

During 2007, our Credit Risk Products group expanded its product lines to include acquisition of syndicated corporate debt; however, due to subsequent market conditions we sold most of the investments throughout 2008 resulting in recognized losses of $2.8 million (see Note 22).

NOTE 9 – Equity Method Investments

Equity method investments consisted of:

	December 31,
(in thousands)	2008	2007

Equity interests in tax credit partnerships	$31,367	$38,761

We acquire interests in entities that own tax credit properties.  We hold these investments on a short-term basis for inclusion in future Affordable Housing group investment fund offerings.  We expect to recapture our costs in such investments from the proceeds when the investment fund has closed.

The balances shown above do not include our investments in AMAC and CUC, which we also account for under the equity method, as the entities are related parties.  We also co-invest in CMBS and High-Yield Fund Partnerships (part of our Consolidated Partnerships group) which we account for on the equity basis, but those investments are eliminated in consolidation.  For discussion regarding these investments, see Notes 2 and 28.

NOTE 10 – Other Investments

Other investments consisted of:

	December 31,
(in thousands)	2008	2007

Mortgage loans held for sale	$46,912	$91,065
Mortgage loans held for investment(1)	10,292	15,687
Stabilization escrow	72,397	62,565
Construction loans to tax credit properties	150	6,379
Miscellaneous investments	4,476	8,768
Total	$134,227	$184,464
(1) Net of valuation allowance of $1.7 million in 2008 and $0.3 million in 2007.

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Stabilization Escrow

	December 31,
(in thousands)	2008	2007
Cash balance	$84,503	$76,032
Present value discount net of eliminations and accumulated amortization	(12,106)	(13,467)
Total	$72,397	$62,565

A portion of the cash received from the mortgage revenue bonds re-securitized with Freddie Mac in December 2007 (See Note 7) was placed in escrow.  Due to the risks associated with the projected construction completion and/or stabilization of the underlying properties, contributions to the escrow account are recorded at their net present value determined based upon an evaluation of the underlying cash flows and an appropriate discount rate (14.4% at December 31, 2008). Of the amount required as of the transaction date ($126.0 million), we funded $76.0 million in December 2007 and, in March 2008, we funded an additional $30.0 million (resulting in a recognized loss in the first quarter of 2008 of $3.5 million representing the difference between the amount deposited and the present value of the associated releases of the funds, with such loss recorded as a component of “gain from repayment or sale of investments”).  Giving effect to escrow releases, the stabilization escrow is fully funded.  During the year ended December 31, 2008, we received $41.9 million of cash as a result of escrow releases due to construction completion and/or stabilization of the underlying properties.

C.  Construction Loans to Tax Credit Properties

Through a subsidiary, we issue construction loans to tax credit properties on a short-term basis until the properties are included in future Affordable Housing investment fund offerings.  These loans are guaranteed by the developers of the tax credit properties.

NOTE 11 – Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net consisted of the following:

	December 31,
(in thousands)	2008	2007

Goodwill	$248,978	$342,667
Other intangible assets, net	37,189	103,077
Mortgage servicing rights, net	52,483	58,529
Total	$338,650	$504,273

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.  Goodwill

The table provided below summarizes information regarding goodwill, which we include in our Corporate group:

(in thousands)	Total
Balance at January 1, 2007	$345,806
Additions	432
Reductions	(3,571)
Balance at December 31, 2007	342,667
Additions	--
Impairment	(92,748)
Other reductions	(941)
Balance at December 31, 2008	$248,978

For a discussion of impairment, see section D below.

Other reductions to goodwill in 2008 and 2007 pertain primarily to the redemption of Special Common Units (“SCUs”) (see Note 18).  The deferred tax impact of such redemption effectively reduces the purchase price for the subsidiary they were issued to finance.  Other reductions in 2007 relate to the final allocations of our purchase price of Centerline Investors I LLC (“Centerline Investors”).

The goodwill addition in 2007 was due to the adoption of FIN 48 (see Note 25) and a reserve for an uncertain tax position that existed at Centerline Investors at the August 2006 acquisition date.

Although partially contingent upon subsidiary equity conversions, all of our goodwill is tax-deductible.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Other Intangible Assets

The components of other intangible assets, net are as follows as of December 31:

(dollars in thousands)	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net
		2008	2007	2008	2007	2008	2007
Amortized intangible assets:
Transactional relationships	5.3	103,000	$103,000	$97,028	$34,721	$5,972	$68,279
Partnership service contracts	9.4	44,421	47,300	31,744	28,057	12,677	19,243
General partner interests	7.0	13,521	6,016	4,030	2,547	9,491	3,469
Joint venture developer relationships	5.0	4,800	4,800	4,800	3,955	--	845
Mortgage banking broker relationships	5.0	1,080	1,080	829	612	251	468
Weighted average life/subtotal	6.6	166,822	162,196	138,431	69,892	28,391	92,304

Unamortized intangible assets:
Mortgage banking licenses and approvals with no expiration		8,798	10,773	--	--	8,798	10,773
Total		175,620	$172,969	$138,431	$69,892	$37,189	$103,077
			Years Ended December 31,
(in thousands)			2008	2007	2006
Amortization expense			$13,350	$15,387	$15,534
Impairment			$60,044	$7,226	$1,647

In June 2008, we reached an agreement to act as collateral manager for two commercial real estate CDOs created by Nomura Credit and Capital, Inc (“Nomura”).  In connection with this agreement, we paid $7.5 million which we capitalized, included in “general partner interests” above, which represented the fair value of the agreement at the time we completed the transaction.  The asset will be amortized over 5.8 years, representing the estimated weighted average life of the Nomura CDOs.  In connection with this agreement, the High-Yield Debt Fund Partnership we manage and consolidate purchased debt and equity securities in the Nomura CDOs (see Note 13).

In the years ended December 31, 2008, 2007 and 2006, we recorded charges to write-down or write-off intangible assets.  See section D below.

The estimated amortization expense for other intangible assets for the next five years is as follows:

(in thousands)

2009	$13,740
2010	$9,025
2011	$2,167
2012	$1,899
2013	$1,302

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Mortgage Servicing Rights

The components of the change in MSRs and related reserves were as follows:

(in thousands)

Balance at January 1, 2007	$68,785
MSRs capitalized	10,815
Amortization	(21,071)
Balance at December 31, 2007	58,529
MSRs capitalized	6,662
Amortization	(12,708)
Increase in reserves	--
Balance at December 31, 2008	$52,483

Reserve for Loan Losses :

Balance at January 1, 2007	$13,116
Net additions	--
Balance at December 31, 2007	13,116
Net additions	--
Balance at December 31, 2008	$13,116

MSRs capitalized in 2007 include $2.2 million associated with our ongoing servicing for the bonds included in the December 2007 re-securitization transaction which we accounted for as sold (see Note 7).  An additional $0.4 million of MSRs were recognized in 2008 related to mortgage revenue bonds receiving sale treatment.

The estimated amortization expense for the MSRs for the next five years is as follows:

(in thousands)

2009	$10,911
2010	$8,167
2011	$7,424
2012	$6,238
2013	$5,021

The significant assumptions used in estimating the fair values were as follows:

	December 31,
	2008	2007
Weighted average discount rate	18.17%	17.54%
Weighted average pre-pay speed	9.50%	9.98%
Weighted average lockout period	4.5 years	4.0 years
Weighted average default rate	0.47%	0.50%
Cost to service loans	$2,192	$2,215
Acquisition cost (per loan)	$1,474	$1,464

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The table below illustrates hypothetical fair values of MSRs, caused by assumed immediate changes to key assumptions which are used to determine fair value.

	December 31,
(in thousands)	2008	2007
Fair value of MSRs	$77,463	$85,762

Prepayment speed:
Fair value after impact of 10% adverse change	76,846	84,989
Fair value after impact of 20% adverse change	76,263	84,281

Discount rate:
Fair value after impact of 10% adverse change	73,211	81,013
Fair value after impact of 20% adverse change	69,529	76,915

Default rate:
Fair value after impact of 10% adverse change	77,363	85,683
Fair value after impact of 20% adverse change	77,256	85,613

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

Servicing fees we earned as well as those received with respect to the December 2007 re-securitization transaction (all of which are included in “Fee Income” in our Consolidated Statements of Operations) were as follows for the years ended December 31:

(in thousands)	Total Servicing Fees	Servicing Fees from Securitized Assets (included in Total Servicing Fees)
2008	$22,082	$826
2007	$23,672	$78
2006	$20,738	$--

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.  Impairment

Write-offs or impairments of goodwill and intangible assets consist of the following:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Goodwill	$92,748	$--	$997
Amortized intangible assets:
Transactional relationships	55,190	--	1,647
Partnership service contracts	2,879	7,226	--
Unamortized intangible assets:
Mortgage banking licenses	1,975	--	--
	$152,792	$7,226	$2,644

We assessed our goodwill as of December 31, 2007, noting no indication of impairment.  Due to market disruptions (see Note 4), at September 30, 2008, there was an indication of impairment primarily caused by the continued decline in the Company’s market capitalization, which declined 74% in the nine-months ended September 30, 2008.  We believe the decline to be a function of the unfavorable market environment characterized by lack of liquidity, spread deterioration, and decline in asset values as well as general economic conditions.  As a result of our testing, we recognized an estimated $60.0 million impairment during the quarter ended September 30, 2008. During the fourth quarter of 2008, we completed our annual impairment test, which indicated further impairment and we recorded an additional charge of $32.7 million.

For stand-alone reporting purposes, we wrote off the entire balance of goodwill associated with acquiring the businesses that comprise Centerline Mortgage Capital (“CMC”) and the remainder is attributable to our acquisition of Centerline Affordable Housing Advisors (“CAHA”).  In addition to the factors noted above, CMC expects to experience a decrease in future revenue streams as we work to align our organizational structure to maximize our return on our agency origination platform. Although we believe the affordable housing market will eventually recover, the timing of market recovery is uncertain and the resulting delay in cash flows from new originations caused a significant decrease in CAHA’s current enterprise value.

In connection with the acquisition of Related Capital Company in 2003, we established an intangible asset for the newly acquired transactional relationships with Freddie Mac and Fannie Mae.  The original fair value of $73.4 million was based upon cash flows from expected investments by Freddie Mac and Fannie Mae in future tax credit funds.  In connection with the placement of Freddie Mac and Fannie Mae into conservatorship in September 2008, we re-evaluated the fair value of these relationships based upon our belief that their future investments in tax credit funds will be limited.  As a result, we recognized a pre-tax impairment of $55.2 million during the third quarter of 2008 and have reduced the estimated life of the remaining balance to five years.

In light of the continued declining performance of AMAC resulting from the disruption in mortgage and credit markets, we recognized a pre-tax impairment of $7.2 million in 2007 and the remaining $2.9 million balance in 2008 when it effectively ceased operations..

In connection with acquisitions we made in 2001 and 2005, we hold mortgage banking licenses and approvals. During 2008, we increasingly focused our mortgage origination efforts on Freddie Mac and Fannie Mae and deemphasized other portions of the business.  Although the licenses associated with our Freddie Mac and Fannie Mae have become more valuable, this increased focus resulted in other licenses and approvals being considered impaired by $2.0 million.

In 2006, we wrote-off $1.6 million in unamortized transactional relationship assets and $1.0 million of goodwill associated with the closure of CharterMac Real Estate Securities.

All of the above charges are included within “write-off of goodwill and intangible assets” in the Consolidated Statement of Operations.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 12 – Deferred Costs and Other Assets, Net

The components of deferred costs and other assets, net are presented in the table below:

	December 31,
(in thousands)	2008	2007

Deferred financing and other costs	$34,673	$39,599
Less: Accumulated amortization	(11,879)	(5,176)

Net deferred costs	22,794	34,423

Deposits receivable	75,955	59,957
Interest receivable, net	4,885	10,550
Fees receivable, net	4,585	4,291
Furniture, fixtures and leasehold improvements, net	3,588	8,366
Other	23,872	23,851
Total	$135,679	$141,438

A.  Deferred Financing and Other Costs

During 2008, in connection with the termination of our mezzanine debt facility at Centerline Financial LLC subsidiary (“Centerline Financial”) (see note 14), we wrote off $1.4 million of deferred financing costs.

During 2007, in connection with the re-securitization of most of our bond portfolio, we terminated the previous credit facilities and replaced them with new facilities (see Note 14).  This resulted in a write-off of $5.2 million of deferred financing and other costs related to the old facilities and the capitalization of $13.2 million of costs related to the new facilities.

During 2006, in connection with the restructuring of our certain securitization programs in place at that time, we wrote off the unamortized balance of deferred financing costs pertaining to the terminated programs.  As a result, we recorded incremental amortization expense of $3.4 million during 2006.  In connection with refinancing our lines of credit at the time of the Centerline Investors acquisition in August 2006 (see Note 14) we wrote off the unamortized balance of deferred financing costs pertaining to the terminated lines ($0.1 million) and recorded deferred costs of $9.3 million related to the new facilities.

B.  Deposits Receivable

Deposits receivable consists primarily of collateral deposits related to credit intermediation agreements to provide specified investment yields to investors (see Note 30).  As the primary credit intermediator in these transactions is a third-party, we have been required to post collateral in connection with our contingent obligation.  Prior to the December 2007 re-securitization transaction (see Note 7), we posted certain bond investments to fulfill this requirement.  Upon completion of the transaction, we were required to provide cash as substitute collateral.

C.  Furniture, fixtures and leasehold improvements, net

During 2008, we capitalized $15.9 million for leasehold improvements related to the lease of office space we intended to occupy.  Due to market conditions, it was subsequently determined we would no longer be occupying the space and as a result, we wrote off the balance capitalized (see Note 22).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 13 – Assets of Consolidated Partnerships

Financial information for the Tax Credit Fund and Property Partnerships is as of September 30, 2008, the most recent date for which information is available.  Information with respect to the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership is as of December 31, 2008.

Assets of consolidated partnerships consisted of the following:

	December 31,
	2008			2007
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total

Available-for-sale, at fair value
CMBS	$--	$182,828	$182,828	$--	$1,235,059	$1,235,059
Retained CMBS certificates	--	9,867	9,867	--	482,424	482,424
CDO Debt and Equity	--	33,189	33,189	--	65,060	65,060
	--	225,884	225,884	--	1,782,543	1,782,543

Held to Maturity
Retained CMBS certificates	--	288,960	288,960	--	--	--
Equity method
Equity interests in tax credit properties	4,234,251	--	4,234,251	4,178,206	--	4,178,206
Other
Mortgage loans held for investment	--	200,611	200,611	--	336,322	336,322
Other investments	47,858	--	47,858	78,055	--	78,055
	47,858	200,611	248,469	78,055	336,322	414,377
Total investments held by consolidated partnerships	4,282,109	715,455	4,997,564	4,256,261	2,118,865	6,375,126
Land, buildings and improvements, net	697,422	--	697,422	661,380	--	661,380
Other assets	309,962	63,970	373,932	290,076	81,659	371,735
Total other assets of consolidated partnerships	1,007,384	63,970	1,071,354	951,456	81,659	1,033,115
Total	$5,289,493	$779,425	$6,068,918	$5,207,717	$2,200,524	$7,408,241

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.  CMBS, Available-for-Sale

The CMBS Fund and High-Yield Debt Fund Partnerships invest in and hold CMBS investments.   Available-for-sale CMBS investments held by these partnerships comprised the amounts noted below as of December 31, 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value

Security rating:
BBB+	$17,000	$17,000	$17,000	$--	$(16,150)	$850	0.4%
BBB	86,139	74,530	75,469	--	(67,376)	8,093	4.4
BBB-	300,620	267,367	271,091	--	(241,856)	29,235	16.0
BB+	309,286	252,025	258,069	--	(221,171)	36,898	20.2
BB	288,641	230,680	237,147	--	(214,784)	22,363	12.2
BB-	302,145	211,989	221,542	--	(199,743)	21,799	11.9
B+	286,434	184,166	186,724	--	(169,866)	16,859	9.2
B	177,623	100,012	92,832	--	(83,504)	9,328	5.1
B-	209,746	93,553	84,471	--	(75,000)	9,470	5.2
CCC+	31,705	17,790	1,122	--	--	1,122	0.6
CCC	6,826	4,197	273	--	--	273	0.1
CCC-	16,239	7,855	4,869	--	(4,382)	487	0.3
Non-rated	967,247	323,228	232,729	--	(206,678)	26,051	14.4
Total	$2,999,651	$1,784,392	$1,683,338	$--	$(1,500,510)	$182,828	100.0%

(1)
Unrealized losses do not include non-cash impairment charges of $96.0 million we recorded during the year ended December 31, 2008 included in “loss on impairment of assets of consolidated partnerships” (see Note 24).  The impairment was primarily due to increased rates of default within one CMBS trust.  Accreted cost is shown net of this amount.

During 2008, one of the CMBS Fund Partnerships and the High-Yield Debt Fund Partnership purchased CMBS investments with a face amount of $100.0 million for a purchase price of $47.5 million.

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2008
Number	26	297	323
Fair Value	$19,165	$158,655	$177,820
Gross Unrealized loss	$71,714	$1,428,796	$1,500,510

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery (the Fund Partnerships generally have fixed-rate financing in place which is not dependent upon changes in market values of the underlying assets collateralizing such financing); as such, we have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

B.  Retained CMBS Certificates, Available-for-Sale

The CMBS Fund Partnerships retain interests in certain securitized assets that they have sold, as well as others purchased in market transactions.  Investments in retained certificates held by these partnerships comprised the amounts noted below as of December 31, 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value

Security rating:
CCC-	$220,326	$124,183	$90,534	$--	$(82,490)	$8,044	81.5%
Non-rated	158,680	11,674	1,587	--	--	1,587	16.1
Non-rated IO	--	5,863	3,869	--	(3,633)	236	2.4
Total	$379,006	$141,720	$95,990	$--	$(86,123)	$9,867	100.0%

(1)
Unrealized losses do not include non-cash impairment charges of $27.0 million we recorded during the year ended December 31, 2008 and an additional $20.9 million recognized in 2007 included in “loss on impairment of assets of consolidated partnerships” (see Note 24).  One of the CMBS Fund Partnerships is scheduled to liquidate within the next two years and may not be able to hold the assets until recovery.  Accreted cost is shown net of these amounts.

At December 31, 2008, the non-rated interest only certificates had a combined notional amount of $1.3 billion.

For retained CMBS Certificates in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2008
Number	2	3	5
Fair Value	$236	$4,778	$5,014
Gross Unrealized loss	$3,633	$82,490	$86,123

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

As discussed in Note 2, in October 2008, pursuant to the provisions of SFAS 115, we elected to change the accounting classification of our retained CMBS certificates held at one of the CMBS Fund Partnerships from available-for-sale to held-to-maturity (see further discussion in D. Retained CMBS Certificates, Held-to-Maturity below).

Fair value of the retained certificates is determined assuming no defaults on the underlying collateral loans and according to the payment terms of the underlying loans, which generally do not allow prepayment without yield maintenance except during the last three months of a loan.  At December 31, 2008, the remaining key assumptions used in measuring fair value and the sensitivity of the current fair value of the retained certificates to potential adverse changes, were as follows:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	1.0% CDR(1)	2.0% CDR(1)	1.0% Adverse Change	2.0% Adverse Change

Security rating:
CCC-	7.84	148.66%	$7,967	$7,937	$7,918	$7,869
Non-rated	--	594.26	1,580	1,574	1,578	1,577
Non-rated interest only	N/A	213.44	235	235	236	236

(1)	Constant Default Rate

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

The interest rates on the principal classes range from 2.73% to 4.29% and was zero percent on the interest only classes.  During the years ended December 31, 2008, 2007 and 2006, the CMBS Fund Partnerships received $18.8 million, $50.0 million and $15.5 million, respectively, from the retained CMBS certificates.

Delinquencies on the collateral loans underlying the retained CMBS certificates totaled 0.6% at December 31, 2008.  At December 31, 2008, actual losses to date were 3.6% of the underlying securitizations, and projected remaining losses are estimated at 22.2% of the underlying securitizations.  At December 31, 2007, actual losses to date were 2.4% of the underlying securitizations, and projected remaining losses were estimated at 23.4% of the underlying securitizations.  At December 31, 2007, actual losses to date were 0.4% of the underlying securitizations, and projected remaining losses were estimated at 25.4% of the underlying securitizations.

C.  CDO Debt and Equity, Available-for-Sale

The High-Yield Debt Fund Partnership invests in trusts that hold commercial real estate loans and issue CDOs.  CDO debt and equity investments held by this partnership comprised the amounts noted below as of December 31, 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Accreted Cost(1)	Unrealized Gain	Unrealized Loss(1)	Fair Value	Percentage of Fair Value

Security rating:
BBB	$9,750	$9,442	$9,468	$--	$(8,006)	$1,462	4.4%
BBB-	28,550	26,986	14,063	--	(10,228)	3,835	11.6
BB+	42,300	40,041	20,765	--	(15,689)	5,076	15.3
BB	17,413	16,342	8,938	--	(6,848)	2,090	6.3
BB-	11,325	10,495	5,708	--	(4,349)	1,359	4.1
B+	18,575	17,068	10,144	--	(8,286)	1,858	5.6
B	7,124	6,286	6,343	--	(5,631)	712	2.1
B-	17,325	16,472	5,341	--	(3,608)	1,733	5.2
Non-rated	118,576	101,890	64,927	--	(49,863)	15,064	45.4
Total	$270,938	$245,022	$145,697	$--	$(112,508)	$33,189	100.0%

(1)
Unrealized losses do not include non-cash impairment charges of $101.0 million the High-Yield Debt Fund Partnership recorded during the year ended December 31, 2008 included in “loss on impairment of assets of consolidated partnerships” (see Note 24).  The impairment was primarily due to increased rates of expected default within one of the CDOs.  Accreted cost is shown net of this amount.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

During 2008, the High-Yield Debt Fund Partnership purchased CDO debt and equity investments with a face amount of $165.0 million for a purchase price of $142.0.

For CDO debt and equity investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2008
Number	9	--	9
Fair value	$18,223	$--	$18,223
Gross unrealized loss	$112,508	$--	$112,508

The unrealized losses are due to liquidity discount as a result of market conditions and we believe are not reflective of the credit quality of the underlying assets.  The High-Yield Debt Fund Partnership has the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

D.  Retained CMBS Certificates, Held-to-Maturity

As discussed above and in Note 2, in October 2008, we elected to change the accounting classification of retained CMBS certificates held at one of the CMBS Fund Partnerships from available-for-sale to held-to-maturity.  Held-to-maturity retained CMBS certificates comprised the amounts noted below as of December 31, 2008:

(dollars in thousands)	Face Amount	Purchase Cost	Carrying Value	Unrealized Gain	Unrealized Loss	Fair Value	Percentage of Fair Value

Security rating:
AAA	$147,900	$142,631	$121,724	$--	$(90,149)	$31,575	66.8%
AA+	51,100	48,312	37,403	--	(32,908)	4,495	9.6
AA	15,400	16,514	10,728	--	(9,958)	770	1.6
A+	62,600	62,723	41,275	--	(38,145)	3,130	6.6
A	66,500	73,006	39,518	--	(36,193)	3,325	7.0
A-	30,700	28,054	17,505	--	(15,970)	1,535	3.2
BBB+	49,600	44,764	20,807	--	(18,327)	2,480	5.2
Total	$423,800	$416,004	$288,960	$--	$(241,650)	$47,310	100.0%

For CMBS investments in an unrealized loss position, the fair value and gross unrealized losses, aggregated by length of time that individual investments have been in a continuous unrealized loss position, is summarized in the table below:

(dollars in thousands)	Less than 12 Months	12 Months or More	Total
December 31, 2008
Number	5	9	14
Fair Value	$8,145	$39,165	$47,310
Gross Unrealized loss	$69,824	$171,826	$241,650

The unrealized losses are due to liquidity discount as a result of market conditions and we believe do not reflect the credit quality of the underlying assets.  The CMBS Fund Partnerships have the ability and intent to hold these investments until recovery; as such, we have concluded that the decreases in fair value are temporary.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

There were no sales of CMBS classified as held-to-maturity during 2008.

At December 31, 2008, key assumptions used in measuring the fair value in the table above and the sensitivity of the fair value of the retained CMBS certificates to potential adverse changes, were as follows:

			Expected Credit Loss		Discount Rate Applied to Cash Flows
(dollars in thousands)	Weighted Average Life (yrs)	Discount Rate applied to Cash Flows	1.0% CDR(1)	2.0% CDR(1)	1.0% Adverse Change	2.0% Adverse Change

Security rating:
AAA	2.35	95.64	$30,993	$30,105	$30,624	$30,261
AA+	3.04	135.62	4,385	4,103	4,335	4,285
AA	3.49	196.90	759	759	754	748
A+	3.66	189.82	3,042	2,969	3,023	3,004
A	4.10	220.71	3,314	3,290	3,299	3,285
A-	4.66	168.36	1,502	1,478	1,493	1,484
BBB+	6.16	185.70	2,471	2,464	2,459	2,488
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

The interest rate on the principal classes ranges from 4.73 to 8.70% and from zero to 0.86% on the interest only class.  During the year ended December 31, 2008, consolidated partnerships received $26.5 million from the retained CMBS Certificates.

At December 31, 2008, there were no delinquencies on the collateral loans underlying the retained certificates, no actual losses to date in the underlying securitizations and no projected remaining losses in the underlying securitizations.

E.  Equity Interests in Tax Credit Properties and Due to Property Partnerships

The Tax Credit Fund Partnerships invest in low income housing property-level partnerships that generate tax credits.  Neither we nor the Tax Credit Fund Partnerships control these partnerships and, therefore, we do not consolidate them in our financial statements. “Equity interests in tax credit properties” represents the limited partner investments in those property level partnerships, which the Tax Credit Fund Partnerships carry on the equity method of accounting.  The partnership agreements of the property level partnerships stipulate the amount of capital to be funded and the timing of payments of that capital.  “Due to property partnerships” represents the unfunded portion of those capital commitments (see Note 17).

F.  Mortgage Loans Held for Investment

The High-Yield Debt Fund Partnership invests in various types of loans.  Information regarding those loans is presented in the table below:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

(dollars in thousands)	Carrying Value(1)	Allocation by Product Type	Weighted Average Yield(2)

December 31, 2008
Product Type:
Bridge loans, variable rate	$3,308	1.6%	4.43%
Bridge loans, fixed rate	8,525	4.2	7.71
Subordinated notes, variable rate	65,364	32.6	5.59
Subordinated notes, fixed rate	14,191	7.1	7.74
Mezzanine loans, variable rate	46,116	23.0	3.47
Mezzanine loans, fixed rate	61,822	30.8	7.10
First mortgage, variable rate	1,285	0.7	5.50
2008 Total/Average	$200,611	100.0%	5.75%

December 31, 2007
Product Type:
Bridge loans, variable rate	$12,472	3.7%	7.70%
Bridge loans, fixed rate	43,764	13.0	7.12
Subordinated notes, variable rate	20,313	6.0	7.98
Subordinated notes, fixed rate	25,807	7.7	7.93
Mezzanine loans, variable rate	149,579	44.5	8.93
Mezzanine loans, fixed rate	83,033	24.7	9.79
First mortgage, variable rate	1,354	0.4	6.63
2007 Total/Average	$336,322	100.0%	7.81%
(1) Net of valuation allowance. (2) Represents either the fixed rate or the average yield for variable rate loans as of December 31.

The carrying value of the portfolio reflects a valuation allowance for the impairment of certain loans due to deterioration of the operating performance of the underlying properties.

(in thousands)	Funded Amount	Valuation Allowance	Carrying Value

December 31, 2008

Impaired loans	$112,381	$(98,244)	$14,137
Loans not impaired	186,474	--	186,474
Total	$298,855	$(98,244)	$200,611

December 31, 2007

Impaired loans	$--	$--	$--
Loans not impaired	336,322	--	336,322
Total	$336,322	$--	$336,322

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The components of the change in the valuation allowance were as follows:

(in thousands)

Balance at January 1, 2006	$--
Additions charged to statement of operations	--
Balance at December 31, 2007	--
Additions charged to statement of operations	--
Direct charge offs net of recoveries	--
Balance at December 31, 2007	--
Additions charged to statement of operations (1)	98,244
Direct charge offs net of recoveries	--
Balance at December 31, 2008	$98,244
(1) Included in “loss on impairment of assets of consolidated partnerships” (see Note 24). A portion of this amount pertained to properties developed by a related party (see Note 28).

Mortgage loans held for investment had the following scheduled maturities as of December 31, 2008:

Year of Maturity	Number of Loans Maturing	Current Carrying Value (in thousands)

2009	8	$107,651
2010	5	18,962
2011	4	6,625
2012	1	4,637
2013	--	--
Thereafter	5	62,736
Total	23	$200,611

G.  Other Assets

Assets other than those discussed above include cash, fees and interest receivable, prepaid expenses and operating receivables of the funds.

NOTE 14 – Notes Payable

Notes payable included the following:

	December 31,
(in thousands)	2008	2007

Term loan	$68,884	$140,000
Revolving credit facility	228,000	210,000
Mortgage banking warehouse line	32,229	32,302
Multifamily ASAP plus facility	14,869	58,413
Commercial Real Estate lines	13,846	56,912
Syndicated corporate debt warehouse line	--	5,423
Other	233	2,838
Total	$358,061	$505,888

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

A.  Term Loan and Revolving Credit Facility

In August 2006, in connection with our acquisition of Centerline Investors, we entered into a syndicated loan commitment with various lenders and Bank of America, N.A. (“Bank of America”) as agent.  The commitment provided a $250.0 million and a $250.0 million revolving credit facility.

In connection with the December 2007 re-securitization transaction (see Note 7), we terminated these agreements and entered into a new credit facility agreement.  The new agreement provided us with a $140.0 million term loan (subject to an increase of up to $10.0 million upon an increase in lenders’ commitments) (the “Term Loan”), and a $225.0 million revolving credit facility (subject to an increase in commitments and was increased to $245.0 million when it was further amended as described below) (the “Revolving Credit Facility”). As we received additional commitments under these facilities, incremental borrowings were required to fund the stabilization escrow associated with the December 2007 re-securitization transaction (see Notes 7 and 10) and to pay costs associated with the transaction (see Note 16).  The terms also required us to obtain permanent equity financing, subsequent to which we issued the 11.0% Preferred shares in January 2008 (see Note 19). All or a portion of the Term Loan and Revolving Credit Facility bore  interest at London Interbank Offering Rate (“LIBOR”) plus a margin of 3.00% or a rate based on the prime rate.

Due to general market conditions and its impact on our business, we were unable to make the required principal payments under the existing Term Loan and Revolving Credit Facility during the fourth quarter of 2008, and as a result, we amended the agreement in December 2008.  The amended agreement contains restrictions on our ability to invest in new business and other provisions, including limitations on:

•	incurring additional unsecured indebtedness without lender approval;
•	declaring and paying dividends (including distributions to minority interests);
•	certain new business investment without lender approval; and
•	conducting transactions with our affiliates.

The Revolving Credit Facility is now comprised of a $220.0 million portion (the “termed-out” portion which must be repaid in full as described below and is not available to be re-borrowed) and a $25.0 million revolving portion which is available for tax credit investments and working capital purposes (as defined in the agreement).

We are required to raise a minimum of $5.5 million in cash by collecting or selling assets deemed to be non-core during 2009 and utilize the proceeds of certain other transactions to pay down amounts owed under the facilities.  The outstanding balance on the Term Loan is required to be reduced to $39.0 million by July 15, 2009 and is due in full by December 31, 2009.  The outstanding balance on the termed-out portion of the Revolving Credit Facility is required to be reduced to $190.0 million by June 30, 2010 and is due in full by September 30, 2010.

The Term Loan generally bears interest at LIBOR plus 4.50%, while the Revolving Credit Facility bears interest at LIBOR plus 6.00% (which will be reduced to LIBOR plus 5.00% after full repayment of the Term Loan).

The weighted average net interest rate was 10.55% as of December 31, 2008 and 7.16% as of December 31, 2007 (rates include the impact of an interest rate swap).

The Term Loan and the Revolving Credit Facility require us to satisfy certain financial and other covenants including (as defined in the agreement):

•	a minimum level of consolidated net worth;
•	a minimum ratio of consolidated EBITDA to fixed charges; and
•	a minimum ratio of funded debt to consolidated EBITDA.

Stock of certain of our subsidiaries and the majority of our assets (see Note 5) are pledged as collateral under the Term Loan and Revolving Credit Facility.

B.  Mortgage Banking Warehouse Line

In May 2008, we entered into a $150.0 million warehouse facility which replaced the facility previously used by our mortgage banking subsidiaries.  The new facility, with the same capacity, matures in May 2009 and bears interest at LIBOR plus 1.0%.  Mortgages financed by such advances (see Note 10) as well as the related servicing and other rights (see Note 11) have been pledged as security under the new facility.  The interest rate on the warehouse line was 1.47% as of December 31, 2008 and 5.56% as of December 31, 2007.  As described in Note 10, all loans securing this facility have firm sale commitments.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Multifamily ASAP Plus Facility

Under this program with Fannie Mae, mortgage loans are initially funded using the mortgage banking warehouse line described above.  Subsequently, Fannie Mae funds approximately 99% of the loan and CMC funds the remaining 1%.  CMC is later reimbursed by Fannie Mae.  The interest rate on the warehouse line was 1.09% as of December 31, 2008 and 4.71% as of December 31, 2007.

D.  Commercial Real Estate Lines

At December 31, 2007, we were a party to two repurchase agreements with two counterparties that provided total commitments of $205.0 million, although the maximum amount available to borrow under each facility was limited by the value of the pledged collateral.  During 2008, these agreements were terminated.

In November 2008, we entered into a $13.8 million term note arrangement with Bank of America to repay the amount outstanding under one of the repurchase agreements terminated.  The term note is due in December 2009 and bears interest at a fixed rate of 20%.  This term note is secured by CMBS and retained CMBS certificates (see Note 8) whereby all cash flow received from these securities is applied toward accrued but unpaid interest with excess cash flow applied toward outstanding principal indebtedness.

E.  Centerline Financial Facilities

In June 2006, Centerline Financial entered into a $30.0 million senior debt facility and a $125.0 million mezzanine debt facility, maturing in June 2036.

The senior debt facility is provided by Citibank, N.A. (“Citibank”), Natixis Capital Markets Inc. (“Natixis”) and Bank Hapoalim B.M. and it generally bears interest, at our election, at:

(1)	1.40% plus the higher of
a.	the Prime Rate, or
b.	the federal funds effective rate, as defined, plus 0.5%; or
(2)	LIBOR plus 0.40%.

As of December 31, 2008 and 2007, no amounts were outstanding under this facility.

During 2008, the mezzanine debt facility was terminated.  We did not draw upon this facility while it was outstanding.

F.  Maturities

As of December 31, 2008, scheduled maturities related to our notes payable is as follows:

(in thousands)
2009	$68,884
2010	220,000
$288,884

Other than the Term Loan and a portion of the Revolving Credit Facility, notes payable are revolving in nature without contractual payment amounts.

G.  Covenants

We are subject to customary covenants with respect to our various notes payable, including the covenants described under Term Loan and Revolving Credit Facility above.  As of December 31, 2008, we believe we were in compliance with all such covenants.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 15 – Financing Arrangements and Secured Financing

Following are the components of financing arrangements and secured financing:

	December 31,
(in thousands)	2008	2007

Freddie Mac secured financing	$348,989	$548,227
Bond securitizations	62,424	14,275
Total	$411,413	$562,502

A.  Freddie Mac Secured Financing

The Freddie Mac secured financing liability relates to mortgage revenue bonds that we re-securitized but for which the transaction was not recognized as a sale. For such assets, a secured financing liability was established, representing the cash proceeds that we received for the bond to offset the asset that remains in our consolidated financial statements.   The liability bears interest at a weighted average rate of 5.84% (which represents the interest on the underlying bonds) and matures in relation to the underlying mortgage revenue bond pools, which can extend to 2049. See Note 7 for further discussion of this balance and changes during 2008.

B.  Bond Securitizations

During 2008, we repaid one bond securitization in connection with the redemption of the underlying mortgage revenue bond and securitized an additional sixteen bonds (associated with seven properties) with unpaid principal balances of $62.8 million at the securitization date (see Note 8).  The proceeds were utilized for general corporate purposes including repayment of a portion of the Term Loan.

C.  Cost of Funds

Our annualized cost of funds relating to financing arrangements and the related amount of interest expense were as follows:

	Years Ended December 31,
	2008	2007	2006

Cost of funds(1)	6.10%	4.79%	4.17%
Interest expense (in millions)(1)	$31.3	$80.4	$68.7
Rate at December 31, excluding fees:

Freddie Mac secured financing	5.84%	5.20%	--
Bond securitizations	4.25%	5.00%	4.17%
(1) Includes the effect of our swaps and, in 2006, incremental costs related to restructuring of our securitization programs.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 16 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consisted of the following:

	December 31,
(in thousands)	2008	2007

Deferred revenues	$69,516	$100,610
Transaction costs payable	30,414	35,314
Interest rate swaps at fair value (Note 27)	40,525	50,445
Distributions payable	2,094	41,016
Accounts payable	16,804	15,976
Salaries and benefits payable	11,781	30,513
Accrued fund organization and offering expenses	6,306	8,484
Deposits payable	100	3,760
Accrued interest payable	4,712	1,350
Unsettled investment purchases	--	15,000
Income tax reserves (Note 25)	2,484	3,078
Other	20,728	7,704
Total	$205,464	$313,250

A.  Deferred Revenues

In connection with our Affordable Housing tax credit fund origination and management businesses, we receive revenues at the time a fund closes associated with origination, property acquisitions, partnership management services and credit intermediation.  These fees are deferred and recognized over various periods as described in Note 2.

B.  Transaction Costs Payable

In connection with the December 2007 re-securitization transaction (see Note 7) and the establishment of the Term Loan and Revolving Credit Facility (see Note 14) we incurred transaction costs that were not paid at the time of closing.  During 2008, a portion of the transaction fees were paid upon receiving additional commitments under the Revolving Credit Facility and after required funding of a stabilization escrow (see Note 10). Under the terms of our Term Loan and Revolving Credit Facility amended in December 2008, we are limited to making $0.5 million payments on June 30, 2009 and December 31, 2010 (until the Revolving Credit Facility is repaid in full). Amounts outstanding for transaction costs payable bear interest at 11.00% as of December 31, 2008.  Beginning in June 2009, the creditor can convert the balance into our common shares.

NOTE 17 – Liabilities of Consolidated Partnerships

Financial information for the Tax Credit Fund and Property Partnerships is as of September 30, 2008, the most recent date for which information is available.  Information with respect to the CMBS Fund Partnerships and High-Yield Debt Fund Partnership is as of December 31, 2008.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Liabilities of consolidated partnerships consisted of the following:

	December 31,
	2008			2007
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS and High-Yield Debt Fund Partnerships	Total

Financing arrangements	$--	$1,121,475	$1,121,475	$--	$1,122,906	$1,122,906
Notes payable	377,730	295,000	672,730	422,904	35,463	458,367
Repurchase agreements	--	39,125	39,125	--	416,059	416,059
Due to property partnerships	577,160	--	577,160	970,602	--	970,602
Other liabilities	192,508	16,156	208,664	177,979	15,041	193,020
Total liabilities of consolidated partnerships	$1,147,398	$1,471,756	$2,619,154	$1,571,485	$1,589,469	$3,160,954

A.  Financing Arrangements

The financing arrangements of the CMBS Fund Partnerships consist of four separate collateralized debt obligation offerings, with weighted average interest rates ranging from 4.7% to 8.7% and weighted average remaining maturities of 4 to 10 years.  All of this debt is recourse to the specific collateral and non-recourse to the CMBS Fund Partnerships and to us.

In August 2007, two of our CMBS Fund Partnerships re-securitized $985.9 million in face amount of CMBS certificates, having a fair value of $593.6 million, into a collateralized debt obligation offering and issued $435.0 million in face amount of notes with fixed rate coupons with a weighted average of 6.38%.  The proceeds were utilized to repay $295.5 million of variable-rate repurchase agreements and the balance was returned to the investors in the partnerships.

B.  Notes Payable

Of the Tax Credit Fund Partnerships notes payable at December 31, 2008, $214.7 million are collateralized by equity subscriptions of certain equity partners of the investment funds.  Under the partnership agreements, the equity partners are also obligated to pay the principal and interest on the notes.  Of the remaining balance, $163.0 million is collateralized with the underlying properties of the consolidated operating partnerships.  All of this debt is non-recourse to us.

In February 2008, one of the CMBS Fund Partnerships received loans of $295.0 million from certain members of the fund (excluding $22.3 million from us which is eliminated in consolidation).  The loans are for a two year term, subject to two one-year extensions upon approval of all lenders (excluding us) and bear interest at a fixed rate of 14.0% (and a portion may be paid-in-kind although the fund has paid all interest in cash to date).  Proceeds from the loan were used to repay all outstanding repurchase agreement and subscription line financing of the CMBS Fund Partnership and to repay other loans we had made to the Fund Partnership.  In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated (see Note 27).  The net amount owed to us was $13.5 million as of December 31, 2007 and $27.1 million as of December 31, 2008.

At December 31, 2008 and 2007, the High-Yield Debt Fund Partnership had no borrowings outstanding under a subscription line facility and had the ability to borrow $18.7 million.  The subscription line facility, which was amended in February 2008, expires in 2010 and had an interest rate of LIBOR plus 0.7% at December 31, 2008.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Repurchase Agreements

Repurchase facilities of the Consolidated Partnerships consisted of the following:

	December 31,
	2008			2007
(dollars in thousands)	Total Commitments	Outstanding Balance	Fair Value of Collateral	Total Commitments	Outstanding Balance	Fair Value of Collateral

CMBS Fund Partnerships	$--	$--	$--	$784,100	$318,629	$622,449

Weighted average interest rate					5.4% to 6.3%

High-Yield Debt Fund Partnership	228,000	39,125	73,926	350,000	97,430	194,623

Weighted average interest rate		2.9% to 5.0%			6.0% to 6.4%
Total borrowings	$228,000	$39,125	$73,926	$1,134,100	$416,059	$817,072

As of December 31, 2007, the CMBS Fund Partnerships had six repurchase agreement facilities with four counterparties.  During 2008, all of the agreements were terminated and any amounts outstanding were repaid prior to termination.

The High-Yield Debt Fund Partnership has commitments from three separate repurchase agreement facilities with Bank of America and subsidiaries of J.P Morgan.  Borrowings as of December 31, 2008, had weighted average remaining maturities of four days and the partnership did not have the ability to make any additional borrowings without pledging additional collateral.  In July 2008, the High Yield Debt Fund Partnership’s $150.0 million-capacity repurchase agreement with Morgan Stanley Bank was terminated and the outstanding balance was repaid.  In connection with the repayment of the outstanding repurchase agreement financing, certain interest rate swaps were terminated (see Note 27).   In November 2008, the High-Yield Debt Fund Partnership entered into a repurchase agreement with Bank of America with total commitments of $28.0 million.

D.  Due to Property Partnerships

The liability reflects the unfunded portion of capital commitments made by Tax Credit Fund Partnerships to acquire equity investments in property partnerships (see Notes 9 and 13).

E.  Other Liabilities

Liabilities other than those discussed above include interest, distributions, operating accruals and the fair value of interest rate derivatives.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 18 – Subsidiary Equity

A.  Preferred Shares of a Subsidiary – Subject to Mandatory Repurchase

We have issued multiple series of Cumulative Preferred Shares, which are subject to mandatory repurchase, through Equity Issuer.

Preferred Series	Date of Issuance	Mandatory Tender	Mandatory Repurchase	Number of Shares	Liquidation Preference per Share	Total Face Amount	Dividend Rate
					(in thousands)
Series A	June 1999	July 2009	July 2049	45	$2,000	$90,000	6.625%
Series A-1	July 2000	July 2009	July 2049	48	500	24,000	7.100%
Series A-2	October 2001	July 2009	July 2049	62	500	31,000	6.300%
Series A-3	June 2002	November 2014	November 2052	60	500	30,000	6.800%
Series B	July 2000	December 2010	December 2050	110	500	55,000	7.600%
Series B-1	October 2001	December 2010	December 2050	37	500	18,500	6.800%
Series B-2	June 2002	November 2014	November 2052	50	500	25,000	7.200%
Total						$273,500

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

If any series of Preferred Shares remains outstanding on or after May 15, 2019, the Preferred Shareholders of such series may direct Equity Issuer to sell the Series A-1 Freddie Mac certificates (retained in connection with the December 2007 re-securitization transaction discussed in Note 7) to Freddie Mac in return for the retirement of the subject series of Preferred Shares.

The Preferred Shares have annual preferred dividends payable monthly in arrears upon declaration by our Board of Trustees, but only to the extent of tax-exempt net income for the particular month.  With respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, the Series A Shares rank, senior to:

•	all classes or series of Convertible CRA Shares (see Notes 19 and 20);
•	all Series B shares; and
•	our common shares.

With respect to payment of distributions and amounts upon liquidation, dissolution or winding-up of our Company, the Series B Shares rank senior to our Convertible CRA Shares and common shares.

Equity Issuer may not pay any distributions to the parent trust until it has either paid all Preferred Share distributions, or in the case of the next following distribution payment date, set aside funds sufficient for payment.  Since issuance of the Preferred Shares, all distributions have been declared at each stated annualized dividend rate for each respective series and all distributions due have been paid.

Equity Issuer is subject to, among others, the following covenants with respect to the Preferred Shares:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Tax-Exempt Interest and Distribution

Equity Issuer may only acquire investments, other than investments acquired pursuant to a certain preferred trust contribution agreement, that it reasonably believes will generate interest and distributions excludable from gross income for federal income tax purposes.  As soon as commercially practicable, Equity Issuer will dispose of any investment if its interest becomes includable in gross income for federal income tax purposes, for any reason.  Equity Issuer may not dispose of the Series A-1 Freddie Mac certificates except in connection with a redemption of the Preferred Shares or if directed by the Preferred Shareholders after May 15, 2019 as discussed above.

Leverage

Equity Issuer will not, and will not permit any of its subsidiaries to, directly or indirectly, incur any obligation.

Failure to Pay Distributions

If Equity Issuer has not paid, in full, eighteen consecutive monthly distributions on the Preferred Shares, it is required to reconstitute its board of trustees so that a majority of the board of trustees consists of trustees who are independent with respect to Equity Issuer, Centerline and CAHA.

Allocation of Taxable Interest Income and Market Discount

Equity Issuer will specifically allocate taxable interest income and market discount that is taxable as ordinary income to us.  Market discount, if any, may arise where Equity Issuer acquires a bond other than upon its original issuance for less than its stated redemption price at maturity and the difference is greater than a minor amount (generally ¼ of 1% of a bond’s stated redemption price at maturity multiplied by the number of complete years to maturity).

Limitation on Issuance of Preferred Equity Interests

Pursuant to a consent solicitation agreement with the Preferred Shareholders at the time of the December 2007 re-securitization transaction (see Note 7), Equity Issuer may not issue any additional preferred equity interests.

B.  Preferred Shares of a Subsidiary – Not Subject to Mandatory Repurchase

Equity Issuer issued the following Cumulative Preferred Shares, which are not subject to mandatory repurchase:

Preferred Series	Date of Issuance	Mandatory Tender	Number of Shares	Liquidation Preference per Share	Total Face Amount (in thousands)	Dividend Rate
Series A-4-1	May 2004	May 2015	60	$500	$30,000	5.75%
Series A-4-2	May 2004	May 2019	58	500	29,000	6.00%
Series B-3-1	May 2004	May 2015	50	500	25,000	6.00%
Series B-3-2	May 2004	May 2019	40	500	20,000	6.30%
Total					$104,000

Shareholders are required to tender their shares for remarketing.  Equity Issuer may (but is not required to) redeem these shares at any time after the mandatory tender dates.

Except for the absence of a mandatory repurchase feature (and for specific terms enumerated in the table above),

•	the Series A-4-1and Series A-4-2 shares have the same characteristics as the Series A Shares described above; and
•	the Series B-3-1 and Series B-3-2 shares have the same characteristics as the Series B Shares described above.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Minority Interests

Minority interests in consolidated subsidiaries consisted of the following:

	December 31,
(in thousands)	2008	2007

Convertible SCUs of a subsidiary; 13,131 outstanding in 2008 and 14,298 outstanding in 2007	$64,318	$165,717
Convertible Special Common Interests (“SCIs”) of a subsidiary; 268 outstanding in 2008 and 2007	2,611	3,984
Other	8,151	7,015
Total	$75,080	$176,716

(Loss) income allocated to minority interests, net of tax, was as follows:

	Years Ended December 31,
(in thousands)	2008	2007	2006

SCUs	$(92,685)	$(23,852)	$16,131
SCIs	(1,269)	(313)	80
SMUs	--	(296)	102
Other	(363)	350	(219)
Total	$(94,317)	$(24,111)	$16,094

SCUs

In connection with our acquisition of CAHA, our subsidiary issued membership interests in the form of 16.1 million SCUs.  SCU holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCU distributions are calculated as the amount of common share distributions divided by 0.72, to adjust for the taxable nature of the income comprising the SCU distributions.  SCU distributions are payable only to the extent of the subsidiary’s cash flow, supplemented by a loan of all but $5.0 million from the parent trust in the event of a shortfall.  Any remaining shortfall will accrue interest at a market rate and will only be payable at the time the subsidiary has sufficient cash flow.

Each holder of SCUs has the right to:

•	exchange all or a portion of their SCUs for cash; and
•	receive cash for any accrued but unpaid distributions with respect to SCUs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we may, at our discretion, exchange the SCUs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments.  We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert.  Our subsidiary may not pay any distributions to the parent trust until it has paid all SCU distributions.  Through December 31, 2008, all SCU distributions have been paid.

SCIs

In connection with our acquisition of Centerline Investors in August 2006, our subsidiary issued membership interests in the form of approximately 268,000 SCIs.  SCI holders are entitled to distributions at the same time as, and only if, we pay distributions on our common shares.  SCI distributions are initially $1.72 per year, subject to an adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on our common shares.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Each holder of SCIs has the right to:

•	exchange all or a portion of their SCIs for cash; and
•	receive cash for any accrued but unpaid distributions with respect to SCIs exchanged (not including accrued and unpaid distributions for the quarterly period in which the exchange occurs).

Instead of cash, we may, at our discretion, exchange the SCIs (and any accrued but unpaid distributions) for common shares on a one-for-one basis, subject to anti-dilution adjustments.  We would issue the common shares at a price equal to the average closing market price of our common shares for the five consecutive trading days prior to the date when we receive notice of intent to convert.

SMUs

SMUs were issued in connection with Commercial Real Estate acquisitions in 2005 and 2006.  They had similar features to SCUs and SCIs except that SMU distributions were initially $1.69 per year, subject to adjustment in the amount of 95% of the percentage increases or decreases in the dividends paid by us on the common shares.  During 2007, all remaining SMUs were converted to common shares.

Redemptions

Holders of subsidiary equity units redeemed holdings as follows:

Year		Number Redeemed	Common Shares Issued	Cash Paid
				(in thousands)
2006	SCUs	60,000	20,000	$723
	SMUs	75,000	75,000	--

2007	SCUs	528,000	--	$7,066	(1)
	SMUs	278,000	278,000	--

2008	SCUs	1,166,120	1,166,120	$--
(1) Of this amount, $3.8 million related to shares redeemed as of December 31, 2007, and was paid in January 2008.

Additionally, in 2007, in connection with the closure of CharterMac Real Estate Securities, we cancelled 114,000 SMUs and 72,000 others were returned to us.  We reversed the aggregate amount of $4.1 million from minority interests and reduced goodwill.

Other

“Other” minority interests at December 31, 2008 and 2007, primarily represent the 10% interest in Centerline Financial owned by Natixis.  Natixis has been issued warrants which, generally, may be exercised beginning June 2009, and if exercised, would increase Natixis’ ownership percentage to 19%.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 19 – Redeemable Securities

Redeemable securities consisted of the following:

	December 31,
(in thousands)	2008			2007
Series	Carrying Value	Number of Shares	Number of Common Chares if Converted	Carrying Value	Number of Shares	Number of Common Shares if Converted
Convertible Redeemable CRA Shares	$89,273	5,682	5,617	$13,893	974	652
Redeemable CRA Shares	4,668	271	--	4,502	271	--
Convertible Redeemable CRA Preferred Shares	50,291	1,060	1,916	--	--	--
Redeemable CRA Preferred Shares	52,774	1,100	--	51,493	1,100	--
11.0% Cumulative Convertible Preferred Shares	129,373	11,214	12,205	--	--	--
Total	$326,379	19,327	19,738	$69,888	2,345	652

A.  Redeemable CRA Shares

We previously issued Convertible CRA Preferred Shares (“Convertible CRA shares”) and 4.4% Cumulative Perpetual Convertible CRA Preferred Shares (“CRA Preferred Shares”) (See Note 20).  In December 2007 and in 2008, we entered into option agreements with certain holders of these classes of shares.

The option agreements provide that:

•	we have the option to repurchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions) at any time from the date of the agreement; and
•
if we do not repurchase the shares by certain dates, the shareholders have the option to require us to purchase the shares for the original gross issuance price per share (plus accumulated and unpaid distributions).

In addition, the ability of certain shareholders to convert the shares to common shares is eliminated and in the case of the CRA Preferred Shares, the agreements also increase the dividend rate on the shares from 4.4% to 5.2% (now “Redeemable CRA Shares” and “Redeemable CRA Preferred Shares”).  The shares for which the conversion was not eliminated are referred to as “Convertible Redeemable CRA Shares”.

Although not mandatorily redeemable, the shareholders now have the option to require us to purchase these shares in the future.  As such, we reclassified the shares outside of permanent equity into mezzanine equity section at fair value and recorded a charge to shareholders’ equity for the difference between that fair value and the carrying basis of the shares.  Subsequently, we amortize the difference between the fair value as of the execution date and the future redemption price as a reduction of shareholders’ equity.  The charge to shareholders’ equity was $16.9 million in 2008 and $3.4 million in 2007.

Beginning July 2008, the Convertible Redeemable CRA Preferred Shares are convertible into our common shares at the option of their holders at a conversion rate of approximately 1.81 common shares each (a total of 1.9 million common shares), subject to conversion adjustment conditions.  Also beginning July 2008, we may redeem the shares at a price equal to their liquidation amount plus any accrued and unpaid distributions.  The shares are also subject to remarketing provisions beginning in July 2015.

In 2008, $0.1 million of the Convertible Redeemable CRA Shares were converted into the same number of common shares.

Under the Term Loan and Revolving Credit Facility amended in December 2008 (see Note 14), we are restricted from paying dividends on these shares as long as the facilities are outstanding.  As of December 31, 2008, dividends in arrears related to the Redeemable CRA Preferred Shares and Convertible Redeemable CRA Preferred Shares were $1.4 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

In addition, the option agreements are not exercisable as long as there are dividends in arrears related to Redeemable Preferred Shares or the 11.0% Preferred Shares (see below).

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

In 2008, 2,665 of the 11.0% Preferred Shares were converted into 2,900 common shares.

Under the Term Loan and Revolving Credit Facility amended in December 2008 (see Note 14), we are restricted from paying dividends on these shares.  As of December 31, 2008, dividends in arrears were $3.6 million.

NOTE 20 – Shareholders’ Equity

A. Special Preferred Voting Shares

Each holder of SCUs (see Note 18) also holds one special preferred voting share (at a par value of $0.01 per share) for each SCU.  The special preferred voting shares have no economic interest, but entitle the holder to vote, on a one-for-one basis, on all matters subject to a vote of our common shareholders.  We have the right to require that each special preferred voting share be redeemed at par and cancelled simultaneously upon the exchange of an SCU by its holder into cash or a common share.  Other than the payment of $0.01 per share upon redemption of the special preferred voting shares or the liquidation of our Company, the special preferred voting shares are not entitled to any distributions or other economic rights.

As selling principals of CAHA, Stephen M. Ross (our Chairman) and Marc D. Schnitzer (our Chief Executive Officer and President) entered into a voting agreement which governs the voting of all of their:

•	special preferred voting shares,
•	common shares issuable upon exchange of their SCUs, and
•	any other common shares currently owned or which may be acquired by them in the future.

The voting agreement provides that the selling principals of CAHA will:

•
vote their common shares or special preferred voting shares in favor of the election of any independent trustee approved by our Board of Trustees or in the same proportion as the unaffiliated holders of our common shares vote in such election (this excludes the 11.0% Preferred Shares owned by an affiliate of TRCLP); and

•	not exercise any right as shareholder of our Company to nominate any independent trustee.

Similar voting agreements with other selling principals of CAHA expired when their employment with us ended.  Mr. Schnitzer’s agreement will terminate at the time he is no longer an employee, officer, or trustee of our Company.  The voting agreement with respect to Mr. Ross will remain in effect as long as he owns any of our special preferred voting shares or common shares.  As of December 31, 2008, 11.1 million voting shares were subject to this agreement.

B.  Convertible CRA Shares

Our Convertible Community Reinvestment Act Preferred Shares (“Convertible CRA Shares”) initially were intended to enable financial institutions to receive certain regulatory benefits in connection with their investment.  We developed a proprietary method for allocating these regulatory benefits to specific financial institutions that invest in the Convertible CRA Shares.  As a result of the December 2007 re-securitization transaction (see Note 7), we do not believe that these shares will continue to qualify for credits under the Community Reinvestment Act.  Other than the preferred allocation of regulatory benefits, the preferred investors receive the same economic benefits as our common shareholders including:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•	receipt of the same dividends per share;
•	pro rata allocation of earnings between the two classes of shares; and
•	equal ranking with the common shares with respect to rights upon liquidation, dissolution or winding up of our Company.

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

Beginning in December 2007, we entered into option agreements with certain of the Convertible CRA shareholders (see Note 19).  In connection with these agreements, we reclassified the shares as mezzanine equity at an aggregate fair value of $18.4 million in 2007 for those entered into during 2007, and $75.5 million in 2008 for those entered into during 2008.

We had the following Convertible CRA Shares outstanding:

	December 31,
(in thousands)	2008	2007
Convertible CRA Shares issued prior to 2002	--	291
Convertible CRA Shares issued 2002 and later	519	5,015
Total outstanding	519	5,306
Common shares issuable upon conversion	519	5,297

C.  4.4% Convertible CRA Preferred Shares

Our 4.4% Cumulative Perpetual Convertible CRA Preferred Shares (“4.4% Convertible CRA Preferred Shares”) have the same CRA related benefits of the Convertible CRA Shares and likewise have no voting rights except on certain matters relating to the terms of the 4.4% Convertible CRA Preferred Shares or to amendments to our Trust Agreement which would adversely affect the 4.4% Convertible CRA Preferred Shares.  The shares rank senior to our common shares and the Convertible CRA Shares with respect to rights upon liquidation, dissolution or winding up of our Company.  They rank senior to our common shares and the Convertible CRA Shares with respect to distributions, which are cumulative and fixed at 4.4% of the liquidation amount of $50 per share.  The shares have no stated maturity.

Beginning in December 2007, we entered into option agreements with all of the Convertible CRA shareholders (see Note 19).  In connection with these agreements, we reclassified the shares as mezzanine equity at an aggregate fair value of $51.5 million in 2007 for those entered into during 2007, and $51.6 million for those entered into during 2008.

D.  Dividend Reinvestment Plan

In May 2000, we implemented a dividend reinvestment and common share purchase plan.  Under this plan, common shareholders may elect to have their distributions automatically reinvested in additional common shares at a price equal to the average of the high and low market price from the previous day’s trading, and make cash payments for further investment.  As of December 31, 2008, there were 164,000 shares participating in the plan, which represented 324 investors.

E.  Repurchases

The Board of Trustees has authorized the implementation of a common share repurchase plan, enabling us to repurchase, from time to time, up to 3.0 million common shares.  This plan has no expiration date.  The repurchases are made in the open market and the timing is dependent on the availability of common shares and other market conditions.  In connection with our Term Loan and Revolving Credit Facility (see Note 14), we are restricted from repurchasing our shares during the term of such facility.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

In addition to the repurchase plan, we may repurchase shares from employees in connection with tax withholding requirements upon vesting of restricted share grants.  We account for repurchased common shares as treasury shares of beneficial interest.  These repurchases are not subject to the Term Loan and Revolving Credit Facility restrictions described above.

We repurchased shares as follows, including shares we purchased via employee withholdings:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Number of shares	316	1,972	1,082
Cost, including commissions and service charges	$972	$36,294	$20,883

All repurchases during 2008 were in connection with employee withholdings and there were no repurchases made under the repurchase plan.

Although additional shares may be repurchased in 2009 in connection with tax withholding requirements upon vesting of restricted share grants, we are unable to estimate how many.  Additionally, as part of the rights offering described in Note 19, we repurchased and reissued 0.4 million of the 11.0% Preferred Shares.

F.  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income were as follows:

(in thousands)	Net Unrealized Gain/(Loss) on Available-for- Sale Securities, Net of Tax	Net Unrealized Gain/(Loss) on Derivatives, Net of Tax	Net Unrealized Gain/(Loss) of Equity Investees(1)	Net Unrealized Loss Attributable to Minority Interests in Consolidated Partnerships	Accumulated Other Comprehensive Income (Loss)

Balance at January 1, 2006	$96,804	$3,300	$--	$--	$100,104
Unrealized gains (losses), net	(35,691)	(3,513)	1,832	--	(37,372)
Tax effect	243	(244)	--	--	(1)
Reclassification to net income	4,132	--	--	--	4,132
Balance at December 31, 2006	65,488	(457)	1,832	--	66,863
Unrealized gains (losses), net	(86,392)	(13,885)	(63,295)	--	(163,572)
Tax effect	(1,575)	244	--	--	(1,331)
Net unrealized losses of Consolidated Partnerships in excess of minority interest balances	--	--	--	(27,654)	(27,654)
Reclassification to net income	19,790	--	--	--	(19,790)
Balance at December 31, 2007	(2,689)	(14,098)	(61,463)	(27,654)	(105,904)
Unrealized gains (losses), net	(122,830)	253	(93,830)	--	(216,407)
Tax effect	(1,160)	1,160	--	--	--
Net unrealized losses of Consolidated Partnerships in excess of minority interest balances s	--	--	--	(867,057)	(867,057)
Reclassification to net income	29,077	2,221	13,948	--	45,246
Balance at December 31, 2008	$(97,602)	$(10,464)	$(141,345)	$(894,711)	$(1,144,122)

(1)	Excluding amounts absorbed after minority interests in Consolidated Partnerships were reduced to zero balances.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 21 – General and Administrative Expenses

General and administrative expenses consisted of the following:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Salaries and benefits	$87,322	$116,764	$94,916
Other:
Professional fees	16,259	13,510	14,403
Tax Credit Fund origination and property acquisition	4,480	8,370	12,338
Rent expense	17,521	8,937	9,219
Bad debt reserves	7,237	4,913	6,557
Computer-related expense	4,087	3,683	1,132
Miscellaneous	28,122	26,307	22,221
Total	$165,028	$182,484	$160,786

NOTE 22 – Loss on Impairment of Assets

Loss on impairment of assets consisted of the following:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Available-for-sale investments (see Note 8):
Mortgage revenue bonds	$10,928	$19,933	$4,676
Series B Freddie Mac certificates	7,968	--	--
Retained CMBS certificates	10,736	--	--
Marketable and other securities	2,848	75	--
Furniture, fixtures and leasehold improvements (see Note 12)	15,892	--	--
Other	563	--	327
Total	$48,935	$20,008	$5,003

A.  Mortgage Revenue Bonds

During 2008, we recognized $10.9 million of mortgage revenue bond impairment charges.  Of the amount recorded, $7.2 million represented losses for two bonds in expectation of their sale during the third quarter, while $3.7 million relates to one bond whose impairment resulted from substandard performance at the underlying property.

During 2007, we recognized $19.9 million of mortgage revenue bond impairment charges.  Of this amount, $13.7 million, recognized in the first quarter of 2007, related to the change in our strategy in recovering investments associated with troubled developers (see discussion under PRS/CRG/ERC in Note 30) and resultant changes in cash flow assumptions.  The other impairments resulted from substandard performance at the underlying properties.

During 2006, we recognized $4.7 million of mortgage revenue bond impairment charges in light of substandard performance at seven underlying properties.  For one of the properties, we reached an agreement with the general partner whereby he relinquished control of the property, and for two others we revised the terms of the bonds to reduce the interest rates.

B.  Series B Freddie Mac Certificates

During 2008, a reduction in the value of the Series B Freddie Mac Certificates resulted from revised estimates as to the timing of payments from the residual cash flows with respect to assumed defaults.  While the revised estimates did not reduce the gross expected losses, in accordance with EITF 99-20, we reflected the reduction in fair value as an impairment charge of $8.0 million.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C. Retained CMBS Certificates

The $10.7 million relates to the AAA interest only and non-rated interest only retained CMBS certificates which have experienced losses related to the underlying assets.

D. Marketable and Other Securities

During 2007, our Credit Risk Products group expanded its product lines to include acquisition of syndicated corporate debt; however, due to subsequent market conditions we sold most of the investments throughout 2008 resulting in recognized losses of $2.8 million.

E.  Furniture, Fixtures and Leasehold Improvements

This $15.9 million represents amounts recorded for leasehold improvements related to the lease of office space we no longer plan to occupy.  Upon that determination, we wrote-off the carrying value of those assets.

NOTE 23 – Share-Based Compensation

A.  The Plan

In June 2007, our shareholders approved the 2007 Incentive Share Plan (the “Plan”), which replaced our then existing Amended and Restated Incentive Share Plan.

The purpose of the Plan is designed to attract, retain and motivate eligible persons and to provide incentives and rewards for superior performance.

The Plan allows for the issuance of share options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, and performance awards (collectively, the “Awards”) to eligible persons.

The Compensation Committee (the “Committee”) of our Board of Trustees administers the Plan.  Pursuant to the Plan, the maximum number of common shares that may be awarded is the lesser of:

•	10% of the number of total shares outstanding (as defined in the Plan) as of December 31 preceding issuances of such awards; or
•	the limits prescribed by the national security exchange or national quotation system on which the shares may then be listed.

The Committee will grant Awards under the Plan at its discretion, and it has established the 2007 Outperformance Program (“2007 OPP”), and two Annual Incentive Bonus Programs (denominated as “A” and “B”) that provide for future Awards on terms the Committee has established.  At this time, we cannot determine the amount or dollar value of Awards to be provided under any of these programs because they depend on our future performance, and because individual allocations are discretionary for each program.

B.  Outperformance Program

Under the 2007 OPP, Award recipients will share in a performance pool if our total return to shareholders over the three-year period from January 1, 2007 through December 31, 2009 exceeds 37.5%.  The size of the pool will be 11.0% of the outperformance return amount in excess of the 37.5% benchmark, subject to a maximum pool of $25.0 million.  The outperformance pool will be paid to participants in the form of restricted share awards which will vest 50% on each of December 31, 2010 and 2011, subject to the participant’s continued employment, except as otherwise provided in the 2007 OPP.  We account for OPP Awards as equity awards pursuant to SFAS 123 (R).  Grants under this program in 2007 had grant date values of $0.7 million.  There were no grants in 2008.

C.  Annual Incentive Bonus Programs

The Annual Incentive Bonus Programs establish cash bonus pools for the payment of annual bonuses of cash and restricted shares to eligible persons.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.  Share Options

All options granted have an exercise price equal to or greater than the market price of our common shares on the grant date.  The maximum option term is ten years from the date of grant and options granted pursuant to the Plan may vest immediately upon issuance or over a period determined by our compensation committee.

We granted the following options:

Year	Number	Weighted Average Exercise Price	Weighted Average Term	Weighted Average Vesting Period

2008	--	$--	--	--
2007	984,349	$19.06	10.0 years	1.3 years
2006	544,000	$21.78	7.4 years	2.1 years

We used the following weighted average assumptions in the Black-Scholes option pricing model to determine fair values of options granted:

	2007	2006
Risk free interest rate	4.75%	4.42%
Expected years until exercise	1.11	1.71
Expected stock volatility	23.01%	23.14%
Dividend yield	8.81%	8.11%

The following table summarizes activity in our share option plans:

	Years Ended December 31,
	2008		2007		2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	2,879,180	$20.17	2,018,741	$20.77	1,510,341	$20.42
Granted(1)	--	--	984,349	19.06	544,000	21.78
Forfeited	(492,292)	18.52	(91,910)	21.18	--	--
Exercised	--	--	(32,000)	21.18	(35,600)	21.18
Outstanding at end of year	2,386,888	$20.51	2,879,180	$20.17	2,018,741	$20.77
Fair value of options granted during the year (in thousands)		$--		$1,325		$852
(1) Excludes options cancelled and reissued. See Re-issuance of Share Options below.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

	As of December 31, 2008
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at end of period	2,386,888	$20.51	6.3	$--
Exercisable at end of year	2,269,300	$20.50	6.2	$--

There was no aggregate intrinsic value at December 31, 2008, due to the exercise price of the outstanding options being greater than the closing share price on the last trading day of the year.  This amount will change based on the market value of our common shares.

The following table summarizes information about share options outstanding and exercisable at December 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Number Exercisable

$11.56	10,000	1.4	10,000
$17.78	800,000	4.9	800,000
$19.06	555,883	8.2	502,376
$22.03	384,490	7.0	320,409
$24.44	636,515	6.0	636,515
	2,386,888	6.3	2,269,300

E.  Non-vested Shares and SCUs

We issue restricted share grants primarily in connection with acquisitions or employee bonuses.  In conjunction with the CAHA acquisition in 2003, we issued restricted common shares to various individuals who are either employees of CAHA or are one of the selling principals, most of which vested over periods ranging from three months to four years.  During 2006, in connection with the Centerline Investors acquisition, we issued 1.7 million restricted common shares to Centerline Investors employees, of which 56,000 shares vested immediately, with the remaining vesting over a period of one to four years.

Also, in conjunction with the CAHA acquisition, our subsidiary issued SCUs to employees other than the selling principals.  These SCUs vested over periods ranging from three to four years.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Activity with respect to non-vested shares and SCUs was as follows for the years ended December 31:

	Non-vested shares	Weighted Average Grant Date Fair Value	Non-vested SCUs	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	241,194	$20.25	310,400	$17.92
Granted	2,170,371	19.73	--	--
Vested	(300,483)	20.06	(148,087)	17.92
Forfeited	(22,511)	20.56	--	--
Non-vested at December 31, 2006	2,088,571	19.74	162,313	17.92
Granted	914,841	17.20	--	--
Vested	(856,102)	19.76	(162,313)	17.92
Forfeited	(70,821)	19.82	--	--
Non-vested at December 31, 2007	2,076,489	18.61	--	--
Granted	2,332,534	3.40	--	--
Vested	(1,230,124)	14.42	--	--
Forfeited	(559,193)	12.91	--	--
Non-vested at December 31, 2008	2,619,706	$8.25	--	$--

F.  Unamortized Costs and Shares Available for Grant

As of December 31, 2008, there was $8.1 million of total unrecognized compensation cost related to share options and non-vested share-based compensation grants.  We expect to recognize this compensation cost over a weighted-average period of 1.8 years.

As of December 31, 2008, there were 4.6 million options or share grants available for issuance under the Plan.

G.  Trustee Grants

Our independent trustees receive a portion of their annual compensation in common shares.  We granted the following common shares as part of trustee compensation:

Year	Number

2008	240,761
2007	51,542	(1)
2006	11,625
(1) Of the 2007 shares issued, 10,077 were issued in January 2007 in connection with 2006 services.

H.  Re-issuance of Stock Options

In July 2007, our Compensation and Nominating and Governance Committees approved the cancellation of outstanding options to purchase our common shares issued to Stephen M. Ross, our Chairman, and the substitution of the cancelled options with new ones on substantially similar terms. Because the terms of the cancelled options and the new options were substantially similar, the cancellation and re-grant had no effect on share-based compensation expenses reported in our consolidated financial statements.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

I.  Income Statement Impact

Expense related to our share-based compensation was as follows:

	Years Ended December 31,
(in thousands)	2008	2007	2006
Outperformance program	$189	$74	$--
Share options	322	1,402	937
Non-vested shares and SCUs (net of forfeitures)	12,143	26,969	14,209
Trustee grants	291	574	279
Net	$12,945	$29,019	$15,425

NOTE 24 – Revenues and Expenses of Consolidated Partnerships

Financial information for the Tax Credit Fund and Property Partnerships are as of September 30, 2008, the most recent reliable date.  Information with respect to the CMBS Fund and High-Yield Debt Fund Partnerships is as of December 31, 2008.

Revenues and expenses of consolidated partnerships consisted of the following:

	Years Ended December 31,
	2008			2007			2006
(in thousands)	Tax Credit Fund and Property Partnerships	CMBS and Direct Loan Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS Fund Direct Loan Fund Partnerships	Total	Tax Credit Fund and Property Partnerships	CMBS Fund Direct Loan Fund Partnerships	Total

Interest income	$10,201	$252,796	$262,997	$14,565	$180,638	$195,203	$10,510	$41,218	$51,728
Rental income	68,357	--	68,357	55,541	--	55,541	30,701	--	30,701
Other	8,180	425	8,605	6,539	738	7,277	7,127	100	7,227
Total revenues	$86,738	$253,221	$339,959	$76,645	$181,376	$258,021	$48,338	$41,318	$89,656
Interest expense	$15,300	$149,722	$165,022	$19,245	$81,076	$100,321	$25,989	$21,937	$47,926

Loss in impairment of assets	$--	$317,264	$317,264	$--	$20,941	$20,941	$--	$--	$--
Asset management fees	28,824	--	28,824	24,611	--	24,611	20,960	--	20,960
Property operating expenses	31,473	--	31,473	26,395	--	26,395	20,825	--	20,825
General and administrative expenses	25,122	4,733	29,855	21,324	3,028	24,352	14,447	438	14,885
Depreciation and amortization	33,134	5,722	38,856	29,451	3,643	33,094	22,515	--	22,515
Other expenses	9,832	--	9,832	4,579	--	4,579	2,957	--	2,957
Subtotal	128,385	10,455	138,840	106,360	6,671	113,031	81,704	438	82,142
Total expenses	$143,685	$477,441	$621,126	$125,605	$108,688	$234,293	$107,693	$22,375	$130,068

NOTE 25 – Income Taxes

The CMBS and High-Yield Debt Fund Partnerships, which are included in our Commercial Real Estate group, are held in vehicles which, if certain requirements are met, do not incur income taxes.  As such, the income from those businesses does not subject us to income taxes.  Likewise, some of our pre-tax income is derived from our tax-exempt mortgage revenue bond investments included in our Affordable Housing group, which is held within flow-through entities.

Tax credit fund management, the other Commercial Real Estate businesses and our Portfolio Management and Credit Risk Products businesses, however, are conducted in corporations and are subject to income taxes.  Our Corporate group is also housed in a corporate entity subject to taxation.  Our corporate entities generally have losses for book purposes principally because the distributions paid on the minority interests in our corporate subsidiaries effectively provide a tax deduction, as well as other factors within these businesses.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The components of our pre-tax (loss) income were as follows:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Not subject to tax	$(44,469)	$(36,337)	$79,341
Subject to tax	(183,866)	(19,284)	(31,555)
Total (loss) income before income taxes	$(228,335)	$(55,621)	$47,786

The income tax provision (benefit) consisted of the following components:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Current:
Federal	$1,059	$268	$1,107
State and local	2,179	1,091	3,230
Total current	3,238	1,359	4,337
Deferred:
Federal	(72,253)	(14,574)	(17,560)
State and local	(21,278)	(1,979)	(9,436)
Total deferred	(93,531)	(16,553)	(26,996)
Valuation allowance	94,116	19,701	29,151
Total tax provision	$3,823	$4,507	$6,492

The tax provision does not include the current tax benefit, if any, related to additional tax deductions for share-based compensation which was credited to beneficial owners’ equity.  There were no such current tax benefits in 2008.  The deferred tax benefit and related valuation allowance, resulting from unrealized losses on derivative contracts, is reflected in other comprehensive income.

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities that existed at the balance sheet date.

A reconciliation of the statutory federal tax rate to our effective tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
Valuation allowance	(41.2)	(37.5)	61.1
State and local taxes, net of federal benefit	5.5	1.4	(8.6)
Partnership income not subject to tax	(7.9)	(36.1)	(54.2)
Goodwill write-off	(9.7)	--	--
SCUs/SMUs (see Note 18)	14.5	28.0	(13.0)
Tax-exempt interest	--	2.6	(5.3)
Share-based compensation	(1.4)	--	(0.5)
Other	3.6	(1.5)	(0.9)
Effective tax rate	(1.7)%	(8.1)%	13.6%

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

The components of the deferred tax assets and (liabilities) are as follows:

	December 31,
(in thousands)	2008	2007
Deferred tax assets:
Deferred revenue	$27,484	$35,425
Share-based compensation	15,101	7,234
Goodwill	11,616	--
Intangible assets	18,749	--
Unrealized loss on derivatives	1,896	1,006
Purchased servicing rights	2,374	500
Bad debt reserves	7,587	5,417
Partnerships and depreciation	13,184	4,708
Net operating losses	54,157	14,754
Alternative tax credits	2,394	2,507
Other, net	864	610
Total deferred tax assets	155,406	72,161
Deferred tax liabilities:
Intangible assets	--	(13,242)
Deferred costs	(465)	(748)
Originated mortgage service rights	(11,369)	(10,651)
Total deferred tax liabilities	(11,834)	(24,641)
Valuation allowance	(143,572)	(47,520)
Net deferred tax asset	$--	$--

At December 31, 2008, our corporate subsidiaries had the following carry forwards:

(in thousands)
Low income housing credits (expiration at 2024)	$1,483
Alternative minimum tax credits (do not expire)	$912
Net operating loss (expiration at 2027)	$54,157

Beginning in 2006, we determined that, in light of projected taxable losses in the corporate subsidiaries for the foreseeable future, all of our deferred tax assets will likely not be realized and therefore we have provided a full valuation allowance.

The Internal Revenue Service is examining the consolidated corporate federal income tax return for our subsidiaries subject to taxes for the tax periods ended June 30, 2003 and December 31, 2003 through 2007.  The New York City taxing authority is examining the partnership tax returns of one of our subsidiaries for the years ended December 31, 2003 and December 31, 2004.  The Internal Revenue Service examinations are ongoing and no significant issues have yet been raised, while the New York City examination’s most likely outcome would be considered immaterial to the consolidated financial statements.  During 2008, we completed a consolidated corporate New York State audit for the years December 31, 2004 through 2006 which did not result in a material charge to the consolidated financial statements.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of adoption, we recognized a charge of $1.2 million to the January 1, 2007, balance of beneficial owners’ equity and $0.4 million to the January 1, 2007, goodwill balance (see Note 11).  As of the adoption date, we had gross unrecognized tax benefits of $2.0 million and accrued interest and penalties of $0.8 million.  Of this total, $2.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods.  We do not anticipate that these unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations.  We reduced our income tax provision by $0.7 million in 2008 due to the expiration of the statute of limitations for certain tax matters.  We recognize interest and penalties related to uncertain tax positions within our income tax provision or benefit, which was $0.1 million for 2008 and $0.5 million for 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Balance at January 1, 2007	$2,543
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	535
Reductions for tax positions of prior years	--
Settlements	--
Balance at December 31, 2007	3.078
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	102
Reductions for tax positions of prior years	(696)
Settlements	--
Balance at December 31, 2008	$2,484

NOTE 26 – Earnings per Share

The calculation of basic and diluted net (loss) income per share is as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006

Numerator:
Net (loss) income	$(232,158)	$(60,128)	$41,294
Preferred dividends(1)	(19,085)	(4,757)	(4,752)
Dividends for redeemable securities	(1,266)	--	--
Undistributed (loss) income	(252,509)	(64,885)	36,542
Effect of redeemable share conversions	(16,912)	(3,390)	--
Net (loss) income for EPS calculations	$(269,421)	$(68,275)	$36,542
Denominator:
Weighted average shares outstanding
Basic	51,997	57,175	58,154
Effect of dilutive shares(2)	--	--	557
Diluted	51,997	57,175	58,711
Calculation of EPS:

Net (loss) income as computed above	$(269,421)	$(68,275)	$36,542
Weighted average shares outstanding – basic	51,997	57,175	58,154
Net (loss) income per share – basic	$(5.18)	$(1.19)	$0.63
Net (loss) income as computed above	$(269,421)	$(68,275)	$36,542
Weighted average shares outstanding – diluted(1)	51,997	57,175)	58,711
Net (loss) income per share – diluted	$(5.18)	$(1.19)	$0.62

(1)       2008 includes dividends in arrears.
(2)      In accordance with SFAS 128, common share equivalents of less than 0.1 million in 2008 and 0.8 million in 2007 have been excluded from the Diluted EPS calculation, as we reported a net loss after preferred dividends.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 27 – Financial Risk Management and Derivatives

A.  Derivative Positions

As of December 31, 2008, we held the following derivative positions:

•
Term Loan and Revolving Credit Facility Interest Rate Swap:  Our Term Loan and the Revolving Credit Facility (see Note 14) incur interest expense at variable rates, exposing us to interest rate risk.  We currently manage a portion of our interest rate risk resulting from the exposure to variable rates (benchmark rate) on our credit facility through the use of an interest rate swap indexed to LIBOR.  Under the swap agreement, for a specified period of time we are required to pay a fixed rate of interest on a specified notional amount to the transaction counterparty and we receive a floating rate of interest equivalent to the LIBOR index.  The swap outstanding at December 31, 2008, had a notional amount of $275.0 million, expires in August 2009 and has a fixed rate of 5.25%.  The average LIBOR rate was 2.67% in 2008, 5.25% in 2007 and 5.13% in 2006.  Until the fourth quarter of 2008, we accounted for this swap as a hedge; beginning in October 2008, we ceased applying hedge accounting to this interest rate swap and the unrealized loss in accumulated other comprehensive income (loss) at that date will be amortized into expense until the swap’s end date in August 2009.

•
Developer of Properties:  As of December 31, 2008, we were party to 25 interest rate swap agreements with the developers of properties relating to certain mortgage revenue bonds we previously owned.  Under the terms of these agreements, we pay a variable rate of interest and receive interest at fixed rates equal to those of the related bonds.  Since the December 2007 re-securitization transaction (see Note 7), these swaps (with the exception of one) are now deemed to be free-standing derivatives.  At December 31, 2008, these swaps had an aggregate notional amount of $258.4 million, a weighted average interest rate of 6.04% and a weighted average remaining term of 13.5 years.   In November 2008, we terminated one of the agreements and realized a gain of $1.8 million.

•
Our Credit Risk Products group is party to an interest rate swap whereby we pay a variable rate of interest and receive interest at fixed rate. At December 31, 2008, the swap had a notional amount of $9.5 million, with an interest rate of 1.38% and remaining term of 14.5 years.

Certain of our consolidated partnerships also had interest rate swaps accounted for as hedges as of December 31, 2008, described in more detail in section C below.

We evaluate our interest rate risk on an ongoing basis to determine whether it would be advantageous to engage in any further derivative transactions.

Prior Derivative Positions

Prior to terminating our financing arrangements upon the December 2007 re-securitization transaction, we also had interest rate swaps indexed to the Securities Industry and Financial Markets Association Municipal Swap Index (“SIFMA”) rate, the most widely used tax-exempt floating rate index.  The average SIFMA rate was 2.25% in 2008, 3.62% in 2007 and 3.45% in 2006.  We terminated these swaps when we terminated the financing arrangements and recognized $1.0 million of expense related to the terminations.  Previously unrealized gains and losses associated with these swaps were reclassified from accumulated other comprehensive income when we recorded the termination charge in our Consolidated Statement of Operations.

Through our Commercial Real Estate group, we entered into four cash flow hedging instruments to manage the interest rate risk of planned debt offerings by a CMBS fund.  During 2008, these cash flow hedges with a notional amount of $112.3 million were terminated resulting in a cash payment of $13.9 million (see also Financial Statement Impact section below).  We recorded the loss on termination as a component of other comprehensive loss and we expect to amortize it over the term of the debt beginning when it is issued.

At inception, we designated these swaps as cash flow hedging instruments, with the hedged item being the interest payments on our variable-rate debt.  On an ongoing basis, we assessed whether the swap agreements were effective in offsetting changes in the cash flows of the hedged financing.  Amounts in accumulated other comprehensive loss are reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings, which may include periods after the swaps are terminated.  An inherent risk of these swap agreements was the credit risk related to the counterparty’s ability to meet the terms of the contracts with us.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Through our Commercial Real Estate group, we entered into seven interest rate swap agreements in connection with a CMBS fund that closed in 2007.  During 2008, these freestanding derivatives with a notional amount of $230.5 million were terminated resulting in a cash payment of $20.1 million.  In addition, Centerline Investors had recorded $21.0 million as interest expense, representing the change in fair value of the swaps ($13.5 million of which was recorded in 2007).  The $21.0 million of interest expense was subsequently charged to a fund within CMBS Fund Partnerships resulting in a reduction of interest expense (see Financial Statement Impact section below).

B.  Financial Statement Impact

Presented below are amounts included in the Consolidated Statements of Operations related to the swaps described above:

	Years Ended December 31,
(in thousands)	2008	2007	2006

Included in interest expense: Interest payments	$28,338	$560	$--
Interest receipts	(13,107)	(4,048)	(2,262)
Change in fair value of derivatives	20,563	18,527	208
Termination of derivatives (net of amount charged to CMBS fund)	(22,931)	--	--
Ineffectiveness	1,876	757	799
Net	$14,739	$15,796	$(1,255)
Included in loss on re-securitization of mortgage revenue bonds:
Termination of derivatives	$--	$1,694	$--
Fair value of swaps associated with bonds re-securitized	--	21,201	--
Net	$--	$22,895	$--

Interest rate swaps in a net liability position (“out of the money”) are recorded in accounts payable, accrued expenses and other liabilities and those in a net asset position (“in the money”) are recorded in deferred costs and other assets.  The amounts recorded were as follows:

	December 31,
(in thousands)	2008	2007

Net liability position	$40,525	$50,445
Net asset position	$1,307	$--

Accumulated other comprehensive loss includes the following amounts (exclusive of the tax impact) related to the swaps described above:

	December 31,
(in thousands)	2008	2007

Terminated cash flow hedges	$(9,019)	$--
Term Loan and Revolving Credit Facility Interest Rate Swap	$(2,603)	$(6,350)

We estimate that the entire $2.6 million of the net unrealized loss related to the Term Loan and Revolving Credit Facility Interest Rate Swap will be reclassified into interest expense within the next twelve months (as the swap is due to expire in August 2009).  The other comprehensive loss related to the terminated cash flow hedges is expected to be amortized into income beginning in 2012 at the time long term financing is expected to be secured.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

D.  Consolidated Partnerships

A summary of the swaps at the CMBS Fund and High-Yield Debt Fund Partnerships as of December 31, 2007 is as follows (none were outstanding as of December 31, 2008):

(dollars in thousands)	Hedge Designated Notional Amount	Non-Hedge Designated Notional Amount	Unrealized Loss Included in Other Comprehensive Income	Unrealized Loss Included in Net Income

CMBS Fund Partnerships	$334,936	$27,655	$11,656	$1,961

Interest Rates	4.63% to 5.69%	5.23% to 5.77%

Maturity Dates	Jan 2017 to Oct 2018	Jan 2017

High-Yield Debt Fund Partnership	$73,006	$--	$3,407	$--

Interest Rates	4.89% to 5.17%

Maturity Dates	Dec 2009 to May 2017

During 2008, all of these swaps were terminated.  The table below presents information regarding swaps the funds terminated:

				Gain (Loss) prior to Termination Date	Gain (Loss) on Termination Date		Amortization of OCI Included in Statement of Operations Subsequent to Termination Date	In-effectiveness	Gain (Loss) Included in Acc. Other Comp. Loss at December 31, 2008
(in thousands)	Termination Dates	Notional Amount Terminated	Cash Paid on Termination Date	Included in Statement of Operations	Included in Statement of Operations	Included in Acc. Other Comp. Loss	Year Ended December 31, 2008
High-Yield Debt Fund Partnership	January 2008	$73,006	$5,598	$--	$--	$(5,598)	$(686)	$(4,346)	$(566)
CMBS Fund Partnerships	February 2008 – November 2008	362,591	31,161	(3,414)	163	(27,910)	(6,615)	(7,600)	(13,695)
Total		$435,597	$36,759	$(3,414)	$163	$(33,508)	$(7,301)	$(11,946)	$(14,261)

The other comprehensive loss related to the High-Yield Debt Fund Partnership will be fully amortized in 2009 while that related to the CMBS Fund Partnerships is expected to be amortized into income beginning in 2012 at the time long term financing is expected to be secured.

During the second quarter of 2008, our High-Yield Debt Fund Partnership reclassified $4.3 million from accumulated other comprehensive loss to the Consolidated Statement of Operations based on the changes to the expected timing of long-term borrowings.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 28 – Related Party Transactions

Investments In and Loans to Affiliates

The components of investments in and loans to affiliates are presented in the table below:

	December 31,
(in thousands)	2008	2007
Loan to AMAC	$79,877	$77,685
Investment in AMAC common and preferred shares	12,195	12,195
Interest receivable on loan to AMAC	3,872	529
Fees receivable from AMAC	1,290	1,257
Subtotal	97,234	91,666
Cumulative equity losses and other comprehensive loss on investment in AMAC	(12,195)	(5,285)
Reserves on loan to AMAC, interest and fees receivable	(75,439)	--
Subtotal	9,600	86,381
Co-investment in consolidated CMBS and High-Yield Debt Fund Partnerships(1)	(55,953)	36,101
Co-investment in CUC	3,406	4,184
Due from partnerships, net	50,570	35,025
Fees receivable, net	3,060	8,310
Subtotal	10,683	170,001
Less: Eliminations(2)	8,539	(62,826)
Total	$19,222	$107,175

(1)    Represents the carrying amount of these co-investments, net of our share of accumulated other comprehensive loss.
(2)    Given the minority economic interest we have in consolidated partnerships, for internal purposes, we treat consolidated partnerships as equity investees.

Income Statement Impact

Our Consolidated Statements of Operations included the following amounts pertaining to related party transactions:

	Years Ended December 31,
(in thousands)	2008	2007	2006

AMAC asset management and incentive management fees and expense reimbursements	$1,201	$3,526	$3,630
AMAC credit facility interest income	$3,988	$2,970	$1,461
AMAC servicing fee income	$358	$655	$66
Equity in loss of AMAC(1)	$(78,056)	$(4,012)	$--
Equity in (loss) income of CUC	$(703)	$(139)	$3
TRCLP shared service fee expense	$--	$(243)	$(620)
TRCLP property management services expense	$(5,156)	$(4,354)	$(4,277)
(1) Includes write-down of loan and investments.

A.  AMAC

Through one of our subsidiaries, we manage the operations of AMAC.  In addition, we own 0.6 million common shares (6.9% of the class) and 0.3 million shares of its 7.25% Series A Cumulative Convertible Preferred Shares (41.2% of the class). We account for this investment utilizing the equity method as we can exercise significant influence over AMAC’s financial and operating policies via our advisory agreement.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

We also extended a revolving credit facility to AMAC, with a maximum capacity of $80.0 million.  Income we earned from this facility, to the extent collectability is reasonably assured, is included in “Other interest income” in the Consolidated Statements of Operations.

During 2007, AMAC suspended investment activity due to volatility in credit markets that led to significant margin calls on its debt facilities and interest rate swaps.  As a result, it sold certain assets, recorded impairment charges on others and recorded a substantial net loss.  In addition, AMAC has recorded unrealized losses on some of its remaining assets and interest rate derivatives.

In October 2008, AMAC was unable to refinance its repurchase financing arrangements and sold assets to repay the debt.  As a result of AMAC’s inability to obtain financing other than our loan, its board began the process of determining a plan of liquidation. As we are one of two creditors likely to recover any of AMAC’s assets, we recorded an impairment charge of $70.3 million (which is recorded within “equity and other (loss) income” in the Consolidated Statements of Operations), reducing our carrying value to our current estimate of $9.6 million in repayment.  Additionally, we recorded a charge to reduce our investment in AMAC shares to zero, ceased accruing asset management fees receivable and wrote off the remaining balance of the intangible asset associated with the management agreement (see Note 11).

We serve as the collateral manager for AMAC’s $400.0 million CDO and service all of the loans in AMAC’s investment portfolio, performing all primary and special servicing functions.  Pursuant to the servicing agreement, we receive fees from AMAC based on the dollar amount of loans we service and record these fees in “Fee income” in the Consolidated Statements of Operations.  Since we collect these fees prior to any amounts being remitted to AMAC, we continue to recognize these fees as income.

During 2008, we purchased mortgage revenue bond investments with a principal amount of $4.5 million from AMAC for a purchase price of $2.0 million (see Note 8).

During 2007 and 2006, our Commercial Real Estate subsidiaries originated loans on behalf of AMAC of $255.1 million and $531.8 million, respectively.  Pursuant to the advisory agreement, we received mortgage banking fees from the borrowers of $1.1 million and $2.8 million in 2007 and 2006, respectively.  We record these fees in “Fee income” in the Consolidated Statements of Operations.  In December 2007, we purchased four loans from AMAC for a total of $32.8 million.  These loans were funded by the ASAP plus facility (see Note 14) and were sold to Fannie Mae in 2008.

Centerline Real Estate Special Situations Mortgage Fund, LLC (“CRESS”) entered into a co-investment agreement with AMAC whereby both participated in investment opportunities originated by our subsidiaries and that met mutual investment criteria.  A portion of CRESS’ 2008 and 2007 investments were made pursuant to this agreement.  During 2008, CRESS also purchased investments with a principal amount of $33.4 million from AMAC for a purchase price of $31.7 million, in a manner consistent with transactions with independent third parties.

B.  The Related Companies L.P.

General and administrative expenses include shared service fees paid or payable to TRCLP, a company controlled by our Chairman.  This shared services agreement was terminated in September 2007.

In addition, a subsidiary of TRCLP earned fees for performing property management services for various properties held in Tax Credit Fund Partnerships we manage and are included in “loss on impairment of assets of consolidated partnerships” in the Consolidated Statements of Operations.

During the year ended December 31, 2008, Tax Credit Fund Partnerships that we consolidate provided equity financing to properties developed by a subsidiary of TRCLP.  CRESS funded an additional $8.3 million on two loans secured by properties developed by TRCLP, with no additional future funding obligations.

In January 2008, we issued $131.2 million of our convertible preferred shares to a company affiliated with TRCLP and repurchased certain of the shares as part of a rights offering (see Note 19).

During 2008, CRESS, AMAC and CUC recorded impairment charges pertaining to properties developed by TRCLP.  In November 2008, TRCLP informed us that two of its developments (Snowmass Village and City North) were being significantly impacted by current economic conditions such that both projects would likely require significant financial restructuring.  This means that the mezzanine loans held by AMAC and CRESS are compromised in value.  CRESS holds aggregate mezzanine loans in the amount of $23.6 million secured by interests in the entity which owns the City North project and aggregate mezzanine loans in the amount of $43.5 million secured by the interests in the entity which owns the Snowmass project.  AMAC also holds mezzanine loans related to these properties (aggregate of $50.7 million) and CUC has an equity investment in the City North development ($18.0 million).  Based on our discussions with TRCLP, we have determined that the investments related to City North have no residual value and that the likelihood of recoveries related to Snowmass is limited.  As a result,

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

•	CRESS recorded aggregate impairment charges of $63.9 million, of which our proportionate share is $3.2 million.
•	CUC recorded an impairment charge of $18.0 million of which our proportionate share is $0.5 million.
•	AMAC recorded aggregate impairment charges of $47.4 million, which is one of the factors in determining the estimated recovery amount for the revolving credit facility we had extended (see above).

During 2007, we acquired five mortgage revenue bonds secured by properties developed by a subsidiary of TRCLP.

During 2008, an affiliate of TRCLP provided over 14.0% of the tax credit properties for which we arranged equity financing.

C.  Co-investment in CUC

CUC is an investment fund with the California Public Employees Retirement System (“CalPERS”) as majority investor, focusing on investments in multifamily properties in major urban markets.  Our membership interest includes a co-investment obligation amounting to 2.5% of capital invested.  Remaining funding commitments under this obligation are insignificant.

D.  Due from Partnerships, Net

Due from partnerships represents monies we loaned to certain Tax Credit Fund Partnerships to allow them to provide financial support to property partnerships in which they invest.  We expect the Tax Credit Fund partnerships will repay those loans from the release of reserves, proceeds from asset sales and other operating sources.  Loans we made (net of recoveries) were $31.6 million in 2008, $45.1 million in 2007 and $57.6 million in 2006. A portion of these advances relate to the financial difficulties of three developers and our subsequent actions to protect our investments in the properties that were under development and for which we assumed the general partner interest (see PRS/CRG/ERC in Note 30).

E.  Other

Substantially all fund origination revenues in the Affordable Housing group are received from Tax Credit Fund Partnerships we have originated and manage, many of which comprise the partnerships that we consolidate.  While our affiliates hold equity interests in the investment funds’ general partner and/or managing member/advisor, we have no direct investments in these entities and we do not guarantee their obligations.  We have agreements with these entities to provide ongoing services on behalf of the general partners and/or managing members/advisors and we receive all fee income to which these entities are entitled.

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

NOTE 29 – Business Segments

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

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

	Years Ended December 31,
(in thousands)	2008	2007	2006
Revenues
Affordable Housing	$161,900	$293,944	$287,686
Commercial Real Estate	66,152	69,488	55,062
Portfolio Management	41,463	60,774	35,372
Credit Risk Products	8,615	15,859	3,644
Corporate	28,022	22,337	23,940
Consolidated Partnerships	339,959	258,021	89,656
Eliminations	(134,536)	(147,496)	(108,101)
Consolidated Revenues	$511,575	$572,927	$387,259
Depreciation and Amortization
Affordable Housing	$1,128	$908	$6,438
Commercial Real Estate	12,107	15,926	18,058
Portfolio Management	4,188	6,819	107
Credit Risk Products	1,654	85	--
Corporate	26,953	21,361	20,792
Consolidated Depreciation and Amortization	$46,030	$45,099	$45,395

Depreciation and Amortization of Consolidated Partnerships	$39,558	$33,094	$22,515
Adjusted Net Income (Loss)
Affordable Housing	$9,072	$13,786	$99,689
Commercial Real Estate	(53,070)	(10,296)	7,895
Portfolio Management	10,582	26,314	18,941
Credit Risk Products	(7,970)	(910)	(5,645)
Corporate	(68,298)	(66,503)	(64,506)
Consolidated Partnerships	7,823	22,575	15,012
Eliminations	(7,819)	(18,023)	(11,437)
Total Adjusted Net (Loss) Income	(109,680)	(33,057)	59,949
Amortization or write-off of acquired intangible assets, net of minority interests	(120,540)	(15,806)	(12,042)
Amortization of acquisition-related share-based compensation, net of minority interests	(1,938)	(11,265)	(6,613)
Net (loss) income	$(232,158)	$(60,128)	$41,294

		December 31,
		2008	2007
Identifiable Assets
Affordable Housing		$1,137,782	$1,431,155
Commercial Real Estate		251,362	439,156
Portfolio Management		24,885	32,725
Credit Risk Products		82,128	108,608
Corporate		379,404	573,875
Consolidated Partnerships		6,099,222	7,412,165
Elimination of intersegment balances		(592,776)	(507,482)
Consolidated Assets		$7,382,007	$9,490,202

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

NOTE 30 – Commitments and Contingencies

A.  PRS/CRG/ERC

PRS/ CRG

PRS Companies (“PRS”) and Capital Realty Group (“CRG”) were sponsors of certain tax credit property partnerships for which we held mortgage revenue bonds and/or to which investment funds we sponsor have contributed equity, and a construction affiliate of PRS served as general contractor for most of these partnerships.  Due to financial difficulties experienced by PRS and its construction affiliate, we ceased our business dealings with PRS and acquired the general partner interest in certain partnerships sponsored by PRS as part of agreements reached in April 2005 (the “PRS Partnerships”).  There were two additional projects for which the PRS construction affiliate was general contractor (the “GCG Partnerships”) for which the general partner interest owned by PRS or an affiliate were transferred to us at the same time.

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

We have advanced funds to the partnerships subsequent to the transfer of the general partner interests to cover operating costs until the properties achieve stabilization.  Further equity payments and proceeds from the sale of the general partner interests due from these partnerships will help offset the advances.

The PRS Partnerships, GCG Partnerships, and CRG Partnerships are set out in the table below.

In August 2007, we entered into a letter of intent for a developer to acquire the general partnership interests in nine of the PRS partnerships located in Atlanta, Georgia.  This transaction did not close and in September 2008, both parties decided to terminate the contract.  We have changed property management companies and will continue to manage the properties towards stabilized operations.

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

In October 2007, we entered into letters of intent to sell the general partner interests in 17 of the ERC partnerships to a developer.  This transaction did not close and, in October 2008, we terminated the contract and have changed management.  As the portfolio continues to mature, individual properties continue to reach stabilized operations on a regular basis.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Summary of Impact

The partnerships are summarized as follows:

	Number	Centerline Sponsored Fund is Equity Partner	Included in Credit Intermediated Funds	Centerline Holds GP Interest	Third Party is Equity Partner
PRS Partnerships
Lease-Up	7	6	3	6	1
Stabilized	5	--	--	--	5
Subtotal	12	6	3	6	6

CRG Partnerships
Lease-Up	8	7	4	4	1
Subtotal	8	7	4	4	1

GCG Partnerships
Lease-Up	2	2	1	--	--
Subtotal	2	2	1	--	--

ERC Partnerships
Lease-Up	15	15	13	14	--
Stabilized	3	3	1	3	--
Subtotal	18	18	14	17	--
Total	40	33	22	27	7

Our potential exposure falls into two categories as follows:

Cash required to bring the properties to break-even operation – As of December 31, 2008, advances outstanding totaled $35.1 million, net of reserves.  These advances, and additional loans, are assessed periodically for collectability.  In 2008, we recorded reserves (net of recoveries) of $0.8 million, all recorded during the first half of the year, related to these advances.

The assets continue to be actively managed to minimize the necessary cash flow outlays and maximize the performance of each asset.  It is anticipated that the properties will, in the aggregate, require $3.6 million of additional cash during 2009 to fund cash flow deficits at the property level. The properties continue to stabilize.

Potential cost to provide specified yields – As noted in the table above, 22 of the partnerships are included in credit intermediated funds, for which we are obligated to provide specified yields (see D. Yield Transactions below).  As construction delays are likely to reduce the expected yields of the properties themselves, performance of the funds is likely to be impacted as well.  The obligations, however, provide for expected yields on pools of properties, some of which are performing above expected levels and the funds themselves often provide for adjustors that may mitigate the negative impact that would arise from the construction delays over the guarantee period covered by the agreements.  Our current estimate given these factors, and assuming that the property level partnerships meet their obligations under existing partnership agreements, is that no exposure under these agreements is probable at this time.

B.  Forward Transactions

At December 31, 2008, our Commercial Real Estate subsidiaries had forward commitments under Fannie Mae and Freddie Mac programs of $199.2 million for mortgages to be funded through October 2010, and each lending commitment has an associated sale commitment.

In addition, those subsidiaries had commitments to sell mortgages that have either been funded (some of which have forward commitments as noted above) or have been committed and/or “rate locked”.  Those that have been funded as of December 31, 2008, totaled $47.1 million and are included in “Investments – Other” as “Mortgage loans held for sale” on the Consolidated Balance Sheets.  We expect to fund $28.7 million of committed and/or “rate locked” loans in 2009.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

C.  Mortgage Loan Loss Sharing Agreements

Pursuant to a master loss sharing agreement under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we assume responsibility for a portion of any loss that may result from borrower defaults, based on Fannie Mae loss sharing formulas.  At December 31, 2008, a significant proportion of our loans sold to Fannie Mae consisted of Level I loans, meaning, in most cases, that we are responsible for the first 5% of the unpaid principal balance and a portion of any additional losses to a maximum of 20% of the original principal balance; Fannie Mae bears any remaining loss.  Pursuant to this agreement, we are responsible for funding 100% of mortgagor delinquency (principal and interest) and servicing (taxes, insurance and foreclosure costs) advances until the amounts advanced exceed 5% of the unpaid principal balance at the date of default.  Thereafter, we may request interim loss sharing adjustments which allow us to fund 25% of such advances until final settlement under the agreement.

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

Our maximum exposure at December 31, 2008, pursuant to these agreements, was $952.7 million (representing what we would owe in accordance with the loss sharing percentages with Fannie Mae and Freddie Mac described above if every loan defaulted and losses were incurred in amounts equal to or greater than these levels for which we are responsible), although this amount is not indicative of our actual potential losses.  We maintain an allowance for loan losses for loans originated under these product lines at a level that, in management’s judgment, is adequate to provide for estimated losses.  At December 31, 2008, that reserve was $13.1 million which represents our estimate of potential losses.  The reserve is recorded as a reduction of mortgage servicing rights (see Note 11).  In addition, we recorded charges of $1.5 million during 2008, for specific losses, which were paid in cash during the year, under our mortgage loan loss sharing agreement with Fannie Mae.

As of December 31, 2008, we maintained collateral (consisting of cash, commercial paper and a money market account) of $10.4 million, which is included in “restricted cash” on our Consolidated Balance Sheets, to satisfy the Fannie Mae collateral requirements of $10.3 million.

We are also required by the master agreement with Freddie Mac to provide collateral in the amount of 8% of the original principal balance as security for payment of the reimbursement obligation.  The collateral can include a combination of the net worth of one of our mortgage banking subsidiaries, a letter of credit and/or cash.  To help cover this collateral requirement, we have a letter of credit arrangement with Bank of America as a part of our Revolving Credit Facility (see Note 14).  At December 31, 2008, commitments under this agreement totaled $12.0 million.

D.  Yield Transactions

We have entered several credit intermediation agreements with either Natixis or Merrill Lynch & Co., Inc. (“Merrill Lynch”) (each a “Primary Intermediator”) to provide agreed-upon rates of return for pools of multifamily properties to tax credit funds sponsored by a subsidiary.  In return, we have or will receive fees, generally at the start of each credit intermediation period.  There are a total of 19 outstanding agreements to provide the specified returns:

•	through the construction and lease-up phases of the properties;
•	for the period from the completion of the construction and lease-up phases through the operating phase of the properties; or
•	covering both periods.

Total potential exposure pursuant to these transactions is $1.6 billion, assuming the funds achieve no return whatsoever.  Of these totals, seven of the agreements (with $788.2 million of the potential exposure) are transacted by our bankruptcy remote subsidiary, Centerline Financial.

We have analyzed the expected operations of the underlying properties and believe there is no risk of loss at this time.  Should our analysis of risk of loss change in the future, a provision for possible losses might be required pursuant to SFAS 5.  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $31.4 million as of December 31, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expense and other liabilities” on our Consolidated Balance Sheets. (Refer also to PRS/CRG/ERC above, regarding potential exposure under existing obligations).

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

As of December 31, 2008, we maintained collateral consisting of cash deposits of $67.2 million which is included in “Deposits Receivable” within “Deferred costs and other assets, net” on our Consolidated Balance Sheets, to satisfy Merrill Lynch’s collateral requirements.

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

F.  Legal Contingencies

We are subject to routine litigation and administrative proceedings arising in the ordinary course of business.  In addition, we are party to the following actions:

Putative Class and Derivative Actions

In 2008, we and our trustees were named as defendants in fourteen shareholder putative class and/or derivative actions arising out of our announcements in late 2007 that (i) we had taken steps to transition our business to more of a fund manager and in connection with such action intended to reduce the dividend payable on our common shares from that which had been paid in prior years and (ii) we had committed to sell and then sold the 11.0% Preferred Shares to an affiliate of TRCLP (see Note 19).  Six of these cases are putative class actions pending in federal court in New York that assert claims under the federal securities laws.  The other eight cases are primarily derivative actions, although some purport also to assert class claims, arising under state law.  Each of the actions is summarized below.

Federal Securities Cases

On January 18, 2008, the first of the federal securities putative class actions was filed against us and certain of our officers and trustees in the United States District Court for the Southern District of New York.  Thereafter, five other, essentially duplicative putative class actions were also filed in the same court.  The complaint in each case asserted that we and other defendants allegedly violated federal securities law by failing to disclose in a timely fashion our December 2007 transaction with Freddie Mac.  On May 5, 2008, the Court designated Centerline Investor Group, which is made up of several shareholders, as lead plaintiff for these cases.  Pursuant to the Court’s stipulation and order dated March 3, 2008, the lead plaintiff filed a consolidated complaint on July 7, 2008 in this action, In re Centerline Holding Company Securities Litigation, No. 08 CV 00505.  The consolidated complaint also alleges violations of the federal securities laws in connection with our announcement of the Freddie Mac transaction, changes to the Company’s business model, and the reduction in dividend guidance policy, and seeks an unspecified amount of compensatory damages and other relief on behalf of all persons or entities that purchased the common stock of Centerline Holding Company during the period March 12, 2007 through December 28, 2007.  The defendants in this action filed a motion to dismiss the consolidated complaint on October 27, 2008 and the motion was granted by U.S District Court Judge Shira Scheindlin on January 12, 2009.  Judge Scheindlin granted the plaintiff leave to replead, and the plaintiff has until March 13, 2009 to file an amended complaint.

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
Notes to Consolidated Financial Statements
(continued)

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

On April 28, 2008, a consolidated amended verified complaint alleging breaches of fiduciary duties of loyalty, candor, due care, fair dealing, waste of corporate assets and unjust enrichment, was filed against us and our board of trustees in Carfagno v. Schnitzer et al., 08 CV 912 (SAS) and Broy v. Blau, 08 CV 1971 (SAS), pending in the U.S. District Court for the Southern District of New York.  The action is styled both as a derivative suit and as a class action on behalf of all holders of Centerline securities who qualified to purchase our 11.0% Preferred Shares pursuant to the rights offering but who did not do so.  Under the scheduling order adopted by the Court, fact discovery has been completed and defendants have filed a motion for summary judgment and the plaintiff has filed a reply brief.

A settlement with the plaintiff in the Off case based on the rights offering (see Note 19) was negotiated, but on November 26, 2008, the Delaware Chancery rejected the settlement and stayed any further proceedings in the action, pending resolution of the Carfagno case.  As a  result, several of the other derivative lawsuits that had been voluntarily stayed by the plaintiffs are now subject to various stipulations deferring further activity in those actions until a decision on the pending summary judgment motion in Carfagno (described above)  or,  in  one  case, pending further activity in the consolidated securities class action.

In addition, the outside members of the Board of Trustees have received a letter from one of our purported shareholders demanding that they investigate potential claims against our officers and others arising out of the allegations asserted in the federal securities litigation.  The independent Trustees determined, at their meeting on March 12, 2008, to defer further consideration of the letter until after the Court before which the securities litigation is pending had decided the motion to dismiss described above.  Now that the motion to dismiss has been decided in favor of the defendants, counsel for the shareholder has been notified that further action by the board will be delayed until it is determined whether the plaintiff in the federal securities litigation repleads its complaint.

Other

On or about December 31, 2008, our subsidiaries and affiliated funds completed the settlement of the previously disclosed consolidated lawsuits, Silverwood Alliance Apartments, LLC, et al. v. Affordable Housing Partnership Alliance LLC, et al., Case No. 06-2-40705-9SEA (Wash. King Co. Super. Ct.), and Viewcrest Bremerton, LLC v. Related Capital Housing Partnership I, L.P. - Series 3, et al., Case No. C06-5459RSM (W.D. Wash.).  In accordance with this settlement, all claims and counterclaims asserted against our subsidiaries and affiliated funds have been or will be dismissed with prejudice.  Our subsidiaries and affiliated funds did not pay any money in connection with this settlement, other than payments made in accordance with the original Viewcrest transaction documents.  Our subsidiaries and affiliated funds involved with the Silverwood project received over $1.8 million in settlement of their claims.  Each of our subsidiaries and affiliated funds involved with this litigation gave and received mutual releases extinguishing all claims and counterclaims that were asserted or that could have been asserted in the litigation.

On or about October 30, 2008, a complaint was filed in the District Court of Dallas County, Texas that names the company, its subsidiaries and an affiliated fund as defendants.  The lawsuit is entitled Dallas/Glen Hills 2003 L.P., et al. v. Centerline Corporate Partners V, L.P., et al., Case No. 08-13801.  To the best of our knowledge, the citation and complaint have not yet been served on any of the defendants.  The complaint alleges claims for breach of contract and breach of fiduciary duty and seeks unspecified amounts of actual damages, prejudgment interest, exemplary damages and attorneys’ fees.  We believe this lawsuit is without merit and that the Company, its subsidiaries and affiliated fund have substantial defenses to it, including, among other things, that the claims asserted in the complaint were released in a Settlement Agreement dated as of July 29, 2008 and amended as of October 6, 2008.  We have demanded that the plaintiffs voluntarily dismiss their lawsuit with prejudice.  If the plaintiffs decline to dismiss their action and instead ultimately serve the complaint, then we intend to defend against this action vigorously and to assert our own counterclaims against the plaintiffs.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

G.  Funding Commitments

CUC

Our membership interest in CUC (see Note 28) includes a co-investment obligation amounting to 2.5% of capital invested.  Based upon the current funding limit of CUC, we have remaining commitments as of December 31, 2008, of less than $100,000.

Investments in CMBS and High-Yield Debt Fund Partnerships

We participate as co-investor in the CMBS and High-Yield Debt Fund Partnerships we sponsor (see Notes 13, 17 and 24).  As of December 31, 2008, we had remaining unfunded capital commitments related to the High-Yield Debt Fund Partnership of $1.2 million.

Lease Obligations

The future minimum payments and income from subleases for operating leases as of December 31, 2008, were as follows:

(in thousands)	Minimum lease payments	Sublease income	Net minimum lease payments

Year Ending December 31,
2009	$21,008	$(1,318)	$19,690
2010	22,153	(1,349)	20,804
2011	20,613	(1,317)	19,296
2012	19,720	(1,317)	18,403
2013	20,101	(302)	19,799
Thereafter	170,428	--	170,428
Total	$274,023	$(5,603)	$268,420

The Company has entered into a lease with a fund managed by The Blackstone Group for space which it no longer intends to occupy.  In connection therewith, a lien was placed on the leasehold by the contractor hired to improve the space.  It will be necessary for the Company to make arrangements for removal of that lien and settlement of the obligations owed to the landlord.  At this time we are unable to predict the amount required to settle.  If the Company is unable to settle these obligations, it may have an adverse effect on the Company and its business.

We recorded rent expense of $17.5 million in 2008, $8.9 million in 2007 and $9.2 million in 2006.

H.  Other Contingent Liabilities

We have entered into several transactions pursuant to the terms of which we will provide credit support to construction lenders for project completion and Fannie Mae conversion.  In some instances, we have also agreed to acquire subordinated bonds to the extent the construction period bonds do not fully convert.  In some instances, we also provide payment, operating deficit, recapture and replacement reserve guarantees as business requirements for developers to obtain construction financing.  Our maximum aggregate exposure relating to these transactions was $171.8 million as of December 31, 2008 (although, to date, we have had minimal exposure to losses under these transactions and anticipate no material liquidity requirements in satisfaction of any guarantee issued).  The fair value of these obligations, representing the deferral of the fee income over the obligation periods, was $0.3 million as of December 31, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheets.

CENTERLINE HOLDING COMPANY
Notes to Consolidated Financial Statements
(continued)

Centerline Financial has entered into three credit intermediation agreements to provide for monthly principal and interest debt service payments for debt owed by property partnerships owned by third parties, only to the extent there is a shortfall in payment from the underlying property.  In return, we receive fees monthly based on a fixed rate until the expiration of the agreements which occur in 2009 and 2023.  Total potential exposure pursuant to these transactions is $44.0 million as well as monthly interest obligations, assuming the bonds default and cannot be sold.  The recourse upon default would be to acquire the bond and foreclose on the underlying property at which point the property would either be rehabilitated or sold.  The fair value of the obligations, representing the deferral of the fee income over the obligation period, was $1.1 million as of December 31, 2008.  This amount is included in “Deferred revenues” within “Accounts payable, accrued expenses and other liabilities” on our Consolidated Balance Sheets.

We may, from time to time, originate and sell loans that would allow the buyer to put the loan back to us.  Exercise of any remedies in an agreement pertaining to the sale of an asset are generally subject to a “commercially reasonable” standard, including the exercise of remedies within a commercially reasonable period of time.  As of December 31, 2008, there was one loan (we originated and sold in 2007) the put terms of which could require us to pay $35.8 million to its purchaser if the loan did not meet certain requirements. The purchaser of the loan has not pursued its right to put the loan to us and external factors unrelated to the loan now affect the ability of the loan to meet such requirements. In the opinion of management, a commercially reasonable period of time for exercise of the put has lapsed and external factors unrelated to the creation of the put now exist which should preclude the exercise of the put.

NOTE 31 – Selected Quarterly Financial Data (Unaudited)

	2008 Quarter Ended
	March 31	June 30	September 30(2)	December 31(3)
Total revenues	$134,188	$129,774	$128,188	$119,425
Loss before income taxes	$(20,590)	$(2,374)	$(149,710)	$(55,658)
Net loss	$(21,639)	$(2,329)	$(150,725)	$(57,465)
Net loss per share(1)
Basic and diluted	$(0.74)	$(0.19)	$(3.03)	$(1.22)
Weighted average shares outstanding
Basic and diluted	51,864	51,725	51,931	52,463
	2007 Quarter Ended
	March 31	June 30	September 30	December 31(4)
Total revenues	$117,165	$135,064	$158,351	$162,347
(Loss) income before income taxes	$(17,691)	$4,667	$9,081	$(51,678)
Net income	$(14,745)	$4,980	$10,640	$(61,003)
Net(loss) income per share(1):
Basic	$(0.27)	$0.07	$0.17	$(1.15)
Diluted	$(0.27)	$0.06	$0.16	$(1.15)
Weighted average shares outstanding:
Basic	57,957	57,219	56,582	56,959
Diluted	57,957	58,690	57,736	56,959

(1)	The total for the year may differ from the sum of the quarters as a result of weighting.
(2)
During the quarter, we recorded an estimated goodwill impairment of $60.0 million (see Note 11), intangible asset impairment charges of $55.2 million related to our transactional relationships with Freddie Mac and Fannie Mae (see Note 11) and impairment charges of $77.7 million with respect to intangible assets, preferred interests and our loan associated with AMAC (see Notes 11 and 28).  All of these amounts are before minority interest allocations.

(3)	We recorded an additional goodwill impairment charge of $32.7 million (before minority interest allocations).
(4)	The December 2007 re-securitization transaction (see Note 7) resulted in a net loss of $55.4 million ($77.9 million before minority interest allocations).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.	Controls and Procedures.
(a)
Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report.  Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this annual report were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Internal Control over Financial Reporting.  There have not been any significant changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Refer to Management’s Report on the Effectiveness of Internal Control over Financial Reporting on page 75.

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

PART IV
Item 15.	Exhibits and Financial Statement Schedules.
		Sequential Page
(a)1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	78
	Consolidated Balance Sheets as of December 31, 2008 and 2007	79
	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	80
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	81
	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	82
	Notes to Consolidated Financial Statements	84
(a)2.	Financial Statement Schedules
	Schedule I – Condensed Financial Information of Registrant	173
	Schedule II – Valuation and Qualifying Accounts	177
	All other schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements and the notes thereto.
(a)3.	Exhibits
	3(i)a	Certificate of Business Trust dated as of August 12, 1996 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10, filed with the Commission on August 1, 1997).
	3(i)b
Certificate of Amendment of the Restated Certificate of Business Trust (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

	3(i)c
Certificate of Amendment to the Restated Certificate of Trust, effective April 2, 2008 and dated March 28, 2008 (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

	3(i)d	Second Amended and Restated Trust Agreement dated as of November 17, 2003 (incorporated by reference to Exhibit 3.1(c) of our December 31, 2005 Annual Report on Form 10-K).
	3(i)e
Amendment No. 1 to Second Amended and Restated Trust Agreement dated as of September 20, 2005 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed with the Commission on September 22, 2005).

	3(i)f
Amendment No. 2 to Second Amended and Restated Trust Agreement dated as of November 30, 2005 (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 8-A filed with the Commission on January 3, 2006).

	3(i)g	Amendment No. 3 to Second Amended and Restated Trust Agreement (incorporated by reference to Exhibit 3.1(a) of our June 30, 2006 Quarterly Report on Form 10-Q).
	3(i)h
Amendment No. 4 to the Second Amended and Restated Trust Agreement, effective April 2, 2008 and dated March 28, 2007 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

3(ii)a	Fifth Amended and Restated Bylaws of CharterMac, dated March 14, 2007 (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on March 20, 2007).
3(ii)b
Amendment No. 1 to the Fifth Amended and Restated Bylaws of Centerline Holding Company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed with the Commission on April 6, 2007).

3(ii)c
Amendment No. 2 to Fifth Amended and Restated Bylaws of Centerline Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on October 31, 2008).

3(ii)d
Amendment No. 3 to Fifth Amended and Restated Bylaws of Centerline Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on December 16, 2008).

4(a)
Specimen Copy of Share Certificate for shares of our beneficial interest (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8, filed with the Commission on November 25, 2003).

4(b)
Certificate of Designation of Special Preferred Voting Shares, dated November 17, 2003 (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K, filed with the Commission on December 1, 2003).

4(c)
Amendment No. 1 to the Certificate of Designation of Special Preferred Voting Shares of Centerline Holding Company, effective May 4, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 10, 2007).

4(d)
Certificate of Designation for 4.40% Cumulative Convertible Preferred Shares, Series A-1 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed with the Commission on August 3, 2005).

4(e)
Certificate of Designation for 11.0% Cumulative Convertible Preferred Shares, Series A-1 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on January 31, 2007).

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

10(d)
Registration Rights Agreement, dated January 25, 2007, between Centerline Holding Company and Related Special Assets LLC (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on January 31 2007).

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
10(w)
Centerline Annual Incentive Bonus Program “A” and Form of Centerline Annual Incentive Bonus Program A (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).

10(x)
Centerline Annual Incentive Bonus Program “B” and Form of Centerline Annual Incentive Bonus Program B (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on June 19, 2007).

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

10(an)
Amendment to Executive Employment Agreement between Centerline Capital LLC and Robert L. Levy dated as of August 10, 2007 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on August 16, 2007).

10(ao)
Amendment to Executive Employment Agreement of Robert L. Levy, dated April 17, 2008 (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed with the Commission on April 18, 2008).

10(ap)
Amendment to Executive Employment Agreement of Robert L. Levy, dated December 31, 2008 (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed with the Commission on January 7, 2009).

10(aq)
Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Chris Crouch (incorporated by reference to Exhibit 10(as) of our December 31, 2006 Annual Report on Form 10-K).

10(ar)
Amendment to Executive Employment Agreement of Christopher G. Crouch, dated December 31, 2008 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed with the Commission on January 7, 2009).

10(as)
Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Donald J. Meyer (incorporated by reference to Exhibit 10(as) of our December 31, 2006 Annual Report on Form 10-K).

10(at)
Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Donald J. Meyer, dated April 28, 2008 (incorporated by reference to Exhibit 10.1 of our May 12, 2008 Quarterly Report on Form 10-Q).

10(au)	Amendment to Executive Employment Agreement of Donald J. Meyer, dated December 31, 2008.*
10(av)
Executive Employment Agreement, dated as of January 1, 2007, by and between Marc D. Schnitzer and CharterMac Capital LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on February 7, 2007).

10(aw)
Amendment to Executive Employment Agreement of Marc D. Schnitzer, dated April 17, 2008 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on April 18, 2008).

10(ax)
Amendment to Executive Employment Agreement of Marc D. Schnitzer, dated December 31, 2008 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed with the Commission on January 7, 2009).

10(ay)
Executive Employment Agreement, dated as of January 1, 2007, by and between Centerline Capital Group, Inc. and Andrew J. Weil (incorporated by reference to Exhibit 10(av) of our December 31, 2006 Annual Report on Form 10-K).

10(az)
Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Andrew J. Weil, dated as of April 15, 2008 (incorporated by reference to Exhibit 10.4  of our May 12, 2008 Quarterly Report on Form 10-Q).

10(aaa)	Amendment to Executive Employment Agreement of Andrew J. Weil, dated December 31, 2008.*
10(abb)
Executive Employment Agreement, dated as of January 15, 2007, by and between Centerline Capital Group, Inc. and Nicholas A.C. Mumford. (incorporated by reference to Exhibit 10.1 of our May 10, 2007 Quarterly Report on Form 10-Q).

10(acc)
Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Nicholas A.C. Mumford, dated April 15, 2008 (incorporated by reference to Exhibit 10.2 of our May 12, 2008 Quarterly Report on Form 10-Q).

10(add)	Amendment to Executive Employment Agreement of Nicholas A.C. Mumford, dated December 31, 2008.*

10(aee)
Amendment to the Executive Employment Agreement, by and between Centerline Capital Group, Inc. and Paul G. Smyth, dated as of April 15, 2008 (incorporated by reference to Exhibit 10.3 of our May 12, 2008 Quarterly Report on Form 10-Q).

10(aff)
Separation Agreement, effective March 15, 2007, by and between Alan P. Hirmes and CharterMac Capital, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 20, 2007).

10(agg)
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

10(bb)
Centerline Holding Company Ross Non-Qualified Share Option Agreement, dated July 13, 2007 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on July 18, 2007).

10(bc)
Letter agreement dated July 12, 2007 between Stephen M. Ross and Centerline Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on July 18, 2007).

10(bd)	Amendment to Amended and Restated Incentive Share Plan (incorporated by reference to Exhibit 10(s) of our December 31, 2006 Annual Report on Form 10-K).
10(be)
Warehousing Credit and Security Agreement, dated as of May 30, 2007, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Citicorp USA, Inc., as agent for the lenders, and as a lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 5, 2007).

10(bf)
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

10(bg)
Second Amendment to the Warehousing Credit and Security Agreement, dated as of December 20, 2007, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Citicorp USA, Inc., as agent for the lenders, and as a lender  (incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 27, 2007).

10(bh)
Third Amendment to the Warehousing Credit and Security Agreement, dated as of December 27, 2007, among Centerline Mortgage Capital Inc., Centerline Mortgage Partners Inc., and Bank of America, NA., as agent for the lenders, and as a lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bi)
Amended and Restated Warehousing Credit and Security Agreement, dated as of May 30, 2008, among Centerline Mortgage Capital Inc, Centerline Mortgage Partners Inc., and Bank of America, N.A., as agent for the lenders, and as a lender (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 5, 2008).

10(bj)
First Amended and Restated Loan Agreement Between Centerline Holding Company and American Mortgage Acceptance Company, dated September 17, 2007 (incorporated by reference to Exhibit 10(bj) of our December 31, 2006 Annual Report on Form 10-K).

10(bk)
Bond Exchange Agreement, dated as of December 27, 2007, among Federal Home Loan Mortgage Corporation, Centerline 2007-1 EIT Securitization, LLC, Centerline 2008-1 SU Securitization, LLC and Centerline 2007-1 T Securitization, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bl)
Reimbursement, Pledge and Security Agreement, dated as of December 27, 2008, between Federal Home Loan Mortgage Corporation and Centerline Sponsor 2008-2 Securitization, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bm)
Series Certificate Agreement, dated as of December 27, 2007, by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as administrator, with respect to Freddie Mac Multifamily Variable Rate Certificates Series M012 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bn)
Series Certificate Agreement, dated as of December 27, 2007, by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as administrator, with respect to Freddie Mac Multifamily Variable Rate Certificates Series M013 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bo)
Series Certificate Agreement, dated as of December 27, 2007, by and between Federal Home Loan Mortgage Corporation, in its corporate capacity, and Federal Home Loan Mortgage Corporation, in its capacity as administrator, with respect to Freddie Mac Multifamily Variable Rate Certificates Series M014 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bp)
Limited Support Agreement, dated as of December 27, 2007, between Centerline Guarantor LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bq)
Limited Support Agreement, dated as of December 27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(br)
Stabilization Guaranty, Escrow and Security Agreement, dated as of December 27, 2007, between Centerline Stabilization 2008-1 Securitization, LLC and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bs)
Stabilization Limited Support Agreement, dated as of December 27, 2007, between Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bt)
Certificate Placement Agreement, dated as of December 27, 2007, among Morgan Stanley & Co., Centerline Holding Company and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bu)
Revolving Credit and Term Loan Agreement, dated as of December 27, 2007, by and among Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto, the Lenders named therein, Bank of America, N.A. as agent, Bank of America, N.A., as issuing bank and swingline lender and as administrative agent, Banc of America Securities, LLC and Citicorp USA, Inc., as joint lead arrangers and Banc of America Securities, LLC as book manager (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed with the Commission on January 3, 2007).

10(bv)
First Amendment to Revolving Credit and Term Loan Agreement, dated January 22, 2007, by and between Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto and the Required Lenders (incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 28, 2007).

10(bw)
Second Amendment to Revolving Credit and Term Loan Agreement, dated February 28, 2007, by and among Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto and the Required Lenders (incorporated by reference to our Current Report on Form 8-K filed with the Commission on February 5, 2007).

10(bx)
Third Amendment to Revolving Credit and Term Loan Agreement dated August 06, 2008, by and between Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto and the Required Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on August 12, 2008) .

10(by)
Fourth Amendment to Revolving Credit and Term Loan Agreement, dated October 31, 2008, by and between Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto and the Required Lenders, including the Term Loan Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on November 3, 2008).

10(bz)
Fifth Amendment to Revolving Credit and Term Loan Agreement, dated November 21, 2008 by and between Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto and the Required Lenders, including the Term Loan Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on November 24, 2008).

10(ca)
Sixth Amendment to Revolving Credit and Term Loan Agreement, dated December 5, 2008, by and between Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto and the Required Lenders, including the Term Loan Lenders (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on December 8, 2008).

10(cb)
Amended and Restated Revolving Credit and Term Loan Agreement, dated December 19, 2008, by and among Centerline Holding Company, Centerline Capital Group Inc., the Guarantors listed on Schedule 1 thereto, the Lenders named therein, Bank of America, N.A. as issuing bank and as administrative agent, Banc of America Securities, LLC and Citicorp USA, Inc., as co-lead arrangers and Banc of America Securities, LLC as book manager (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on December 30, 2008).

10(cc)
Securities Purchase Agreement, dated January 25, 2007, between Centerline Holding Company and Related Special Assets LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on January 31, 2007).

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	March 10, 2009	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 10, 2009	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTERLINE HOLDING COMPANY
(Registrant)

Date:	March 10, 2009	By:	/s/ Marc D. Schnitzer
Marc D. Schnitzer Managing Trustee, Chief Executive Officer and President (Principal Executive Officer)

Date:	March 10, 2009	By:	/s/ Robert L. Levy
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of us and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen M. Ross
Stephen M. Ross	Managing Trustee and Chairman of the Board	March 10, 2009
/s/ Marc D. Schnitzer
Marc D. Schnitzer	Managing Trustee, Chief Executive Officer and President	March 10, 2009
/s/ Jeff T. Blau
Jeff T. Blau	Managing Trustee	March 10, 2009
/s/ Robert J. Dolan
Robert J. Dolan	Managing Trustee	March 10, 2009
/s/ Jerome Y. Halperin
Jerome Y. Halperin	Managing Trustee	March 10, 2009
/s/ Robert L. Loverd
Robert L. Loverd	Managing Trustee	March 10, 2009
/s/ Robert A. Meister
Robert A. Meister	Managing Trustee	March 10, 2009
/s/ Thomas W. White
Thomas W. White	Managing Trustee	March 10, 2009

CENTERLINE HOLDING COMPANY
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(not including its consolidated subsidiaries)

CONDENSED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$13	$1,641
Investments:
Available-for-sale	51,094	6,113
Other investments	5,707	7,257
Investments in and loans to affiliates	--	654,375
Deferred costs and other assets	8,865	6,096
Total assets	$65,679	$675,482
LIABILITIES AND EQUITY
Liabilities:
Notes payable	$--	$2,605
Secured financing	62,424	3,049
Negative carrying value of equity investments (Note 4)	516,392	--
Accounts payable, accrued expenses and other liabilities	27,995	33,276
Distributions payable	--	26,072
Total liabilities	606,811	65,002
Redeemable securities	326,379	69,888
Commitments and contingencies
Shareholders’ (deficit) equity:
Beneficial owners equity:
4.4% Convertible CRA preferred shares; no par value (no shares issued and outstanding in 2008 and 1,060 shares issued and outstanding in 2007)	--	51,281
Convertible CRA Shares (519 shares issued and outstanding in 2008 and 5,306 shares issued and outstanding in 2007)	3,144	66,879
Special preferred voting shares; no par value (13,131 shares issued and outstanding in 2008 and 14,298 shares issued and outstanding in 2007)	131	143
Common shares; no par value (160,000 shares authorized; 56,662 issued and 52,970 outstanding in 2008 and 53,943 issued and 50,567 outstanding in 2007)	338,619	592,505
Treasury shares of beneficial interest – common, at cost (3,692 shares in 2008 and 3,376 shares in 2007)	(65,283)	(64,312)
Accumulated other comprehensive (loss) income	(1,144,122)	(105,904)
Total shareholders’ (deficit) equity	(867,511)	540,592
Total liabilities and equity	$65,679	$675,482

See accompanying notes to condensed financial statements.

CENTERLINE HOLDING COMPANY
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

	Years ended December 31,
	2008	2007	2006

Revenues:
Mortgage revenue bond interest income	$20,653	$5,323	$8,025
Other revenues	2,014	12,625	16,211
Total revenues	22,667	17,948	24,236
Expenses:
Interest	4,474	7,700	2,595
General and administrative	8,298	6,812	8,206
Depreciation and amortization	--	566	4,333
Impairment of assets	564	117	428
Total expenses	13,336	15,195	15,562
Income before other income	9,331	2,753	8,674

Other (loss) income:
Equity in (loss) earnings of subsidiaries	(163,214)	(97,880)	32,058
Equity in (loss) earnings of investments	(78,056)	(4,012)	568
(Loss) gain on repayment or sale of investments, net	(166)	657	(6)
(Loss) gain on re-securitization of mortgage revenue bonds	(53)	38,354	--
Net (loss) income	$(232,158)	$(60,128)	$41,294
Allocation of net (loss) income to:
4.4% Convertible CRA preferred shareholders	$38	$4,757	$4,752
Common shareholders	(228,646)	(57,449)	32,405
Convertible CRA shareholders	(3,550)	(7,436)	4,137
Total	$(232,158)	$(60,128)	$41,294

See accompanying notes to condensed financial statements.

CENTERLINE HOLDING COMPANY
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(68,944)	$(60,128)	$41,294
Reconciling items:
(Gain) loss on repayment of mortgage revenue bonds	(123)	(657)	101
Impairment of assets	500	117	--
Depreciation and amortization	--	566	4,333
Gain on re-securitization of mortgage revenue bonds	--	(38,354)	--
Equity in earnings of subsidiaries and unconsolidated entities	78,057	101,892	(32,626)
Distributions received from subsidiaries and unconsolidated entities	137,873	255,404	349,553
Non-cash compensation expense	1,512	29,640	7,036
Other non-cash expense	(229)	(188)	1,014
Reserve for bad debts	(93)	497	--
Changes in operating assets and liabilities:
Deferred revenues	(199)	--	--
Other assets and receivables	4,159	1,049	(4,629)
Accounts payable, accrued expenses and other liabilities	(6,304)	25,084	2,285
Due to / from subsidiaries	(170,726)	(39,584)	85,733
Net cash flows from operating activities	(24,517)	275,338	454,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale and repayments of available-for-sale securities	3,564	--	--
Purchases of available-for-sale securities	(26,096)	--	--
Repayments of mortgage revenue bonds and notes	42	150,500	1,679
Mortgage revenue bond acquisitions and fundings	(1,144)	(4,004)	(7,683)
Deferred investment acquisition costs	--	--	226
(Investment in) subsidiaries and unconsolidated entities	(90,524)	(157,981)	(459,897)
Return of capital from equity investees	254	240	16,667
Loan to AMAC	(2,191)	(62,685)	(15,000)
Other investments	--	(4,045)	21,806
Net cash flows from investing activities	(116,095)	(77,975)	(442,202)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to shareholders	(38,506)	(104,436)	(104,168)
(Decrease) increase in notes payable	--	(84,351)	84,375
Proceeds from financing arrangements and secured financing	62,424	3,049	--
Distributions to minority interest in consolidated subsidiaries	(15,299)	--	--
Proceeds from 11.0% Preferred Shares	131,235	--	--
Proceeds from 11.0% Preferred Shares rights offering	4,365	--	--
Proceeds from stock options exercised	--	678	756
Retirement of special preferred voting shares	960	(6)	1,889
Treasury stock purchases	(4,365)	(36,294)	(20,447)
Deferred financing costs	(1,830)	--	(1,450)
Net cash flows from financing activities	138,984	(221,360)	(39,045)
Net increase (decrease) in cash and cash equivalents	(1,628)	(23,997)	(27,153)
Cash and cash equivalents at the beginning of the period	1,641	25,638	52,791
Cash and cash equivalents at the end of the period	$13	$1,641	$25,638
Supplemental information
Supplemental disclosure of non-cash activities:
Contribution of mortgage revenue bonds to subsidiaries	$--	$3,336	$35,413
Distribution of mortgage revenue bonds from subsidiaries	$36,670	$--	$37,155
Non-cash investing and financing activities:
Recognized sale of re-securitized mortgage revenue bonds:
Reductions in secured financing liability	$(2,790)	$--	$--
Reduction in mortgage revenue bonds	$2,790	$--	$--
Collection of advances to partnerships	$2,605	$--	$--
(Decrease) in notes payable	$(2,605)	$--	$--

See accompanying notes to condensed financial statements.

CENTERLINE HOLDING COMPANY
SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Introduction and Basis of Presentation

Basis of Financial Information

The accompanying condensed financial statements (the “Parent Company Financial Statements”) are for Centerline Holding Company (not including its subsidiaries).

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

(In thousands)	2008	2007	2006

Centerline Investors, L.L.C.	--	--	15,957
AMAC	254	240	--

3.  Guarantees

Centerline Holding Company is a party to, and a guarantor of, the Term Loan and Revolving Credit Facility (see Note 14 to the consolidated financial statements).  As of December 31, 2008, all borrowings under this facility were recorded on the balance sheet of its subsidiary Centerline Capital Group.

4.  Negative Carrying Value of Equity Investments

These Parent Company Financial Statements reflect Centerline Holding Company’s investments in its consolidated subsidiaries on the equity basis of accounting.  In accordance with GAAP, we record our proportionate share of accumulated other comprehensive income for all equity investees.  In addition, if the carrying value of minority interests in a consolidated subsidiary has been reduced to zero, we are required to reflect any losses (included accumulated other comprehensive losses) as a reduction of shareholders’ equity.  The carrying value of the equity investments included in these Parent Company Financial Statements includes $894.7 million of accumulated other comprehensive losses related to consolidated partnerships that we recognized after minority interests in those entities reached zero.  We are not required to fund any such losses should they be realized by the consolidated partnerships.

Schedule II

Valuation and Qualifying Accounts
December 31, 2008

Allowance for Doubtful Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions(1)	Balance at End of Period

2008	$18,350	$9,779	$(170)		$(6,724)	$21,235
2007	10,408	17,450	--		(9,508)	18,350
2006	15,083	4,953	(373	)(2)	(9,255)	10,408

(1)      Relates to either (a) receipt of previously reserved receivables related to tax credit fund sponsorship or (b) receipt of previously reserved interest receivable balances for mortgage revenue bonds.
(2)      Receipt of previously reserved interest amounts, net of additional reserves.